Form 10-K
period 1993-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1994-03-31
CIK 731859

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           --------------------------
 For the fiscal year ended December 31, 1993       Commission file number 0-538

                       AMPAL-AMERICAN ISRAEL CORPORATION
              (Exact name of Registrant as specified in its Charter)

    New York                                                13-0435685
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

1177 Avenue of the Americas, New York, New York                  10036
(Address of Principal Executive Offices)                       (Zip Code)

      Registrant's telephone number, including area code: (212) 782-2100.

          Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each Exchange on
    Title of each class                                which Registered
    -------------------                             ------------------------
    Class A Stock                                    American Stock Exchange
    Warrants to purchase shares of Class A Stock     American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                 Class A Stock
                                (Title of Class)

                   4% Cumulative Convertible Preferred Stock
                                (Title of Class)

                   6 1/2% Cumulative Convertible Preferred Stock
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes /x/      No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


                 ----------------------------------------------
   The number of shares outstanding of each of the issuer's classes of common stock is Common -- 3,000,000; Class A -- 20,710,594 (as of March 23, 1994).

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $97,642,639 (as of March 23, 1994).

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                      OF AMPAL-AMERICAN ISRAEL CORPORATION



                                     PART I
                                     ------


Item 1.  Business
         --------


     As used in this report (the "Report"), the term "Ampal" only refers to Ampal-American Israel Corporation, the parent company; the term "Company" refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

     For industry segment financial information, see Note 10 to the Company's consolidated financial statements included elsewhere herein.

     The Company acquires interests in businesses located in the State of Israel or that are Israel-related. An important objective of Ampal is to make investments in companies that take advantage of growth in Israel's domestic economy. The Company has diversified interests in the following sectors: hotels and leisure-time, real estate, energy distribution, basic industry and high technology and communications.

     The Company emphasizes long-term appreciation over short-term returns and liquidity. The Company often makes equity investments accompanied by more significant loans or loan guarantees with the intention that cash flow from operations of the investee companies will repay these loans within a relatively short period. In determining whether to acquire an interest in a specific company, the Company considers quality of management, qualification of investment partners, potential return on investment, projected cash flow, market share and growth potential.

     The Company generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have a significant influence in the management and operation of that company. The Company often seeks investment partners who have expertise in the business in which an investment is being made or whose operations and associations provide the investee company with additional markets, sources of supply, financing or other competitive advantages. Frequently, the Company enters into arrangements with its investment partners or with the company in which it is investing in order to ensure board representation or other rights relating to its investments. Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, is Ampal's controlling shareholder and principal lender. The Company usually makes investments with or through affiliated companies. Members of the Hapoalim group of companies, including Investment Company of Bank Hapoalim Ltd., sometimes invest jointly with the Company.

     Ampal was founded prior to the establishment of the State of Israel as part of the effort of the Jewish community in Palestine to provide resources for and benefit from the growth of its economy. Ampal has participated in the economic development of Israel by providing capital and management to commercial, banking, credit, industrial and agricultural enterprises located in Israel or that are Israel-related. Ampal intends to continue to adhere to its historical policy of focusing its business interests primarily on long-term holdings in Israel-related enterprises.

     The growth of the Israeli economy, the recent success of a number of Israeli-based companies, particularly in the area of high technology, the privatization of government-owned companies and the recent acceleration of the peace process, have prompted numerous potential investors to search for investment opportunities in Israel and have made it possible for certain of such companies to gain direct access to Israeli and foreign public securities markets. The Company competes for investment opportunities with other established and well-capitalized investing entities. There can be no assurance that opportunities will continue to be available to the Company at valuations and on terms which are favorable.

     Prior to 1989, Ampal was primarily engaged in making loans to businesses in Israel through its industrial banking subsidiaries and, to a lesser extent, investing in Israeli companies. In 1989, the Company discontinued this lending activity, and in 1990 substantially all of the loan portfolios of its industrial banking subsidiaries were sold to Hapoalim.

     Listed below by industry segment are the Company's most significant investees, the principal business of each, the percentage of equity owned, directly or indirectly, by Ampal and if listed on the American Stock Exchange ("AMEX"), or quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), NASDAQ National Market System ("NASDAQ NMS") or Tel Aviv Stock Exchange ("TASE"). For further information with respect to the investees, see below.


                                                                     PERCENTAGE
                                                                        AS OF
INDUSTRY SEGMENT                          PRINCIPAL BUSINESS      DECEMBER 31, 1993
- - ----------------                          ------------------      -----------------
HOTELS AND LEISURE-TIME
  Moriah Hotels Ltd. ...............      Hotel Chain                   46.0%
  Coral World International
    Limited.........................      Underwater Observatories      50.0
                                           and Marine Parks
  Country Club Kfar Saba Ltd........      Country Club Facilities       51.0
REAL ESTATE, FINANCE AND OTHER HOLDINGS
  Industrial Buildings Corporation Ltd.
    (Mivnei Taasiya Ltd.) (TASE)....      Industrial Real Estate         5.4(1)
  Bay Heart Limited (Lev Hamifratz
    Limited)........................      Shopping Mall Owner/Lessor    37.0
  Bank Hapoalim (Cayman) Ltd. ......      Commercial Bank Holding       49.0
                                           Company
  Etz Vanir Ltd. and Yakhin Mataim
    Ltd. ...........................      Citrus Groves                 50.0
  Am-Hal Limited....................      Senior Citizen Facility       50.0
  Ampal (Israel) Ltd................      Holding Company              100.0
  Ophir Holdings Ltd. ..............      Holding Company               42.5
  Ampal Development (Israel) Ltd....      Holding Company              100.0
  Nir Ltd. .........................      Holding Company               99.9
  Ampal Financial Services Ltd......      Holding Company              100.0
ENERGY DISTRIBUTION
  Granite Hacarmel Investments Ltd.
    (TASE) .........................      Distribution of Refined       21.6(2)
                                           Petroleum Products
BASIC INDUSTRY
  Pri Ha'emek (Canned and Frozen Food)
    88 Ltd. ........................      Frozen and Canned Food        74.9(3)
  Paradise Mattresses (1992) Ltd....      Mattresses and Fold-out Beds  85.1
  Carmel Container Systems Limited
    (AMEX: "KML")...................      Packaging Materials and       20.0
                                           Carton Production
  Orlite Engineering Company Ltd.
    (TASE) .........................      Composite Material Products   30.1(4)
  Davidson-Atai Publishers Ltd......      Publications                  22.5
HIGH TECHNOLOGY AND COMMUNICATIONS
  Teledata Communication Ltd.
    (NASDAQ NMS: "TLDCF")...........      Telecommunications Systems    10.9(5)
  Mercury Interactive Corporation
    (NASDAQ NMS: "MERQ")............      Automated Software Quality     3.8
                                           Products
  DSP Group, Inc. (NASDAQ NMS:
    "DSPG").........................      Digital Signal Processing      4.9(6)
                                           Technologies
  DSP Telecommunications Ltd........      Digital Signal Processing      1.9(7)
                                           Technologies
  Idan Software Industries I.S.I. Ltd.
    (NASDAQ: "IDANF")...............      Telecommunications Services    7.8



- - --------------
(1) Ampal's ownership reflects 42.5% of Ophir's 12.8% ownership of Industrial Buildings.
(2) As a result of the exercise of warrants and conversion of debentures, Ampal's ownership of Granite was diluted to 21.2% as of March 15, 1994.
(3) In March 1994, Ampal's ownership was reduced to 66.7% and may be further reduced pending completion of Pri Ha'emek's public offering (see "Pri Ha'emek").
(4) As a result of the exercise of options, Ampal's ownership of Orlite was diluted to 29.5% as of March 15, 1994.
(5) Ampal's ownership includes 2.5% of Teledata owned directly and 42.5% of Ophir's 19.7% ownership of Teledata.
(6) Ampal's ownership includes 3.6% of DSP Group owned directly and 42.5% of Ophir's 3.1% ownership of DSP Group. Following the initial public offering of DSP Group in February 1994, Ampal's ownership of DSP Group was reduced to 3.6% including 2.6% of DSP Group owned directly and 42.5% of Ophir's 2.3% ownership of DSP Group.
(7) Ampal's ownership reflects 42.5% of Ophir's 4.4% ownership of DSP Telecommunications.

  1994 Public Offering

    On February 1, 1994, Ampal completed a public offering of 4.5 million units, sold for $12.125 per unit, consisting of one share of Class A Stock and one redeemable warrant to purchase one share of Class A Stock at $16.00 per share. The warrants are exercisable until January 31, 1999 but are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. Net proceeds from the offering were approximately $50.8 million. Since February 2, 1994, the Class A Stock and warrant components of the units are trading separately.


  Certain Pending Transactions

     The Company, through Ophir Holdings Ltd. ("Ophir"), which is 42.5% owned by Ampal, has recently agreed, subject to the receipt of certain approvals, to make equity investments and loans totalling approximately $2.5 million, for a 16.7% interest in each of three new Israeli companies formed to acquire certain commercial real estate holdings of a major Israeli cooperative wholesale supply company. The aggregate purchase price for this commercial real estate is expected to be approximately $52.5 million and is expected to be financed principally with mortgage loans which may be guaranteed in whole or in part by the shareholders. Development costs of the properties may also be paid or guaranteed by the shareholders.

     In Israel, cellular telephone service is currently operated solely by one entity. The Israeli Ministry of Communications requested bids for a second cellular telephone service in Israel. In February 1994, Cellphone, Ltd., in which the Company holds an approximate 4.99% equity interest, filed an application with the Israeli Ministry of Communications for the license to provide this cellular service.

     There is no assurance that any of these pending transactions or prospective ventures will be completed or that the proposed terms of investment will not be modified.

  Recent Transactions

- - -           In February, 1994, the Company established, together with an affiliate of Hapoalim, a venture capital fund which will make investments in high-technology ventures, including investments in start-up entities. The Company and the Hapoalim affiliate are expected to each invest up to $2.5 million in this fund.  As of
            March 15, 1994, the fund had made investments of $300,000.
- - -           In January 1994, the Company invested approximately $66,000 for 50%
            of the equity of, and made a loan of $1 million to, M.D.F. Boards
            Industry Ltd. ("MDF").  MDF is a joint venture between the Company and a subsidiary of Etz Lavud Ltd., a publicly-owned Israeli lumber manufacturer. MDF intends to establish a plant in Israel to manufacture medium density fiber products for the construction and furniture industries.
- - -           In August 1993, the Company invested approximately $3.5 million in
            Idan Software Industries I.S.I. Ltd. ("Idan") for approximately
            8.4% of Idan's shares.  Idan provides telecommunications services and markets telecommunications products in Israel and overseas.
            Following Idan's private placement in October 1993, the Company holds approximately 7.8% of Idan's shares.
- - -           In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd.
            ("Paradise") for an aggregate of approximately 85.1% of the shares of Paradise.  Paradise is one of Israel's largest manufacturers and distributors of mattresses and fold-out beds.
- - -           In March 1993, the Company, through Ophir, participated in the purchase from the Government of Israel of a controlling interest in
            Industrial Buildings Corporation Ltd. ("Industrial Buildings"), the
            largest owner/lessor of industrial properties in Israel.  Ophir purchased 12.8% of the shares of Industrial Buildings for
            approximately $50 million.  Ampal owns 42.5% of Ophir.

- - -           In 1992 and 1993, Ampal purchased approximately $1.1 million from an unrelated DSP Group shareholder, shares of DSP Group which currently approximate 2.6% of DSP Group's equity. In 1992, Ophir invested approximately $1.9 million for securities which it exchanged for 2.3% of the shares of DSP Group. DSP Group is a leading developer of cost effective, high performance digital signal processing software and integrated circuits for digital speech processing.
- - -           In the first quarter of 1993, the Company invested approximately
            $300,000 in Davidson-Atai Publishers Ltd. ("Davidson-Atai") for
            22.5% of the shares of Davidson-Atai. Davidson-Atai is a recently-established Israeli publishing house.

 HOTELS AND LEISURE-TIME

  MORIAH HOTELS LTD. ("MORIAH")

     Moriah, which is 46%-owned by the Company is the largest hotel chain in Israel based both upon the number of rooms and the number of locations.

     The following chart provides certain information with respect to hotels Moriah owns or operates:

                                           NO. OF      MORIAH'S
               LOCATION       CATEGORY     ROOMS       INTEREST
               --------       --------    ------       --------
               Jerusalem       Luxury       295          Owns
                 Eilat         Luxury       325          Owns
               Dead Sea        Luxury       200          Owns
               Tel Aviv        Luxury       350        Leases(1)
               Tiberias        Luxury       270        Leases(2)
               Dead Sea     First Class     195       Manages(3)
            Zichron Yaakov    Economy       110       Manages(4)
               Nazareth       Economy       110       Manages(4)
                Maalot        Economy       110       Manages(4)

- - ---------------

(1) Net lease which expires in 1996.
(2) Net lease which expires in 2001.
(3) Management agreement which expires in 1995.
(4) No formal management agreement has yet been signed.

     Moriah's competitive position has been enhanced by operating out of more locations than any other chain in Israel, improving its facilities and providing high quality service to its guests. During 1993, Moriah spent approximately $4 million on general improvements and renovations.

     Tourist arrivals increased in Israel by approximately 10% in 1993 as compared to 1992. Moriah's occupancy rate was 73% in 1993 and 74% in 1992 (which excluded the Moriah Eilat Hotel which was closed for renovation for part of 1992) (in both years, excluding the three economy hotels which came under Moriah management in 1993). The average occupancy rate in the Israeli hotel industry during 1993 was 67% and during 1992 was 68%.

     Moriah's competitive position could be adversely affected by economic changes in foreign countries, construction of new hotels in locations which compete with Moriah's hotels or unrest in Israel or other areas of the Middle East. As a result of the significant rise in tourism in Israel, additional hotels have been constructed and competition is expected to intensify.

     Moriah employed approximately 1,750 persons as of December 31, 1993.

     The Moriah-owned Dead Sea hotel is located on the shore of a pool adjacent to the Dead Sea. Because of industrial activities at the pool, its water level has been rising to levels that threaten the hotel structure. Moriah is currently in litigation with respect to the costs of protective measures and other related matters.

CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

     Coral World, which is 50%-owned by the Company, owns or controls marine parks in Eilat (Israel), St. Thomas (United States Virgin Islands), Nassau (Bahamas), which also includes a 22 villa luxury hotel and Perth and Manly (Australia). In addition, Coral World provides consulting services to an unrelated group of investors regarding construction of an underwater facility in the Pacific Rim. The Company's marine parks, other than those in Australia, are located within or next to coral reefs and visitors at these parks view marine life in its natural coral habitat through large underwater windows. Coral World's marine parks in Perth and Manly, Australia allow visitors to walk through transparent acrylic tubes on the bottom of a man-made aquarium surrounded by marine life.

     In 1993 Coral World's parks had a total of approximately 1.3 million visitors. In addition to admission charges, Coral World's food and beverage concessions and retail outlets are a significant revenue source. Coral World expects to build, acquire or manage new facilities in the future. Coral World employed a total of 275 persons as of December 31, 1993.

COUNTRY CLUB KFAR SABA LTD. ("KFAR SABA")

     Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse.

     During 1992 and 1993, the Club had approximately 2,000 member families and operated at capacity. The construction cost of the Club was $5.2 million, which was financed principally with debt which is expected to be repaid by 1997. Kfar Saba's revenues are principally attributable to annual memberships.

     The Company owns 51% of Kfar Saba and the remaining 49% is owned by an unrelated party. Kfar Saba and another investor are each 50% owners of a project to construct a second country club in nearby Hod Hasharon. Construction began during 1993 and is expected to be completed in the first half of 1994. Kfar Saba's investment is expected to be approximately $1.7 million.

REAL ESTATE, FINANCE AND OTHER HOLDINGS

     In Israel, most land is owned by the Israeli Government. In this Report, reference to ownership of land means either direct ownership of land or a long-term lease from the Israeli Government, which is in most respects regarded in Israel as the functional equivalent of ownership. It is the Israeli Government's policy and practice to renew its long-term leases (which usually have a term of 49 years) upon their expiration.

INDUSTRIAL BUILDINGS CORPORATION LTD. (MIVNEI TAASIYA LTD.) ("INDUSTRIAL BUILDINGS")

     Industrial Buildings, Israel's largest owner/lessor of industrial property, is engaged principally in the development and construction of buildings in Israel for industrial and commercial use and in project management. Industrial Buildings carries out infrastructure development projects for industrial and residential purposes, principally for a number of government agencies and authorities. Industrial Buildings hires and coordinates the work of contractors, planners and suppliers of various engineering services.

     Industrial Buildings owns approximately 10.4 million square feet of space in industrial buildings throughout Israel (including approximately 10% in the administered territories). It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property. Industrial Buildings also owns approximately 118 acres of vacant land for industrial purposes throughout Israel.

     The buildings which are owned by Industrial Buildings are leased to approximately 1,900 lessees under net leases having terms of up to ten years. See "Conditions in Israel--Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Industrial Buildings. The average vacancy rate in buildings owned or leased by Industrial Buildings was approximately 7% at December 31, 1993.

     Industrial Buildings' plans include building a project in the Tel Aviv area comprising approximately 400 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 25,000 square feet and parking facilities of approximately 800,000 square feet. Industrial Buildings has also entered into agreements with a fuel company and an Israeli supermarket chain for the joint development of properties.

     Industrial Buildings was founded as an Israeli Government company in 1961. In 1988, Industrial Buildings first offered its shares to the public and its shares are traded on the TASE. In 1993, the Government of Israel privatized the company by selling its 51.3% stake in Industrial Buildings. Since the privatization, Industrial Buildings has focused on improving results by decreasing staff and overhead costs and aggressively negotiating lease renewal terms. A holding company in which Ophir has a 25% interest purchased the Government's interest in Industrial Buildings. Ophir's investment in the
holding company is approximately $50 million.   Ampal owns 42.5% of Ophir.
Industrial Buildings has announced a policy to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 1996. In January 1994, Industrial Buildings distributed as a dividend approximately NIS 195 million to its shareholders, which was funded with a portion of NIS 244 million of long-term debt. This dividend represents an amount significantly in excess of 60% of Industrial Buildings 1993 earnings.

     Ophir's interest in the holding company and the holding company's interest in Industrial Buildings are subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the acquisition. See "Certain Relationships and Related Transactions." Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then due borrowings.

     Industrial Buildings had a staff of approximately 42 permanent employees as of December 31, 1993.

BAY HEART LIMITED (LEV HAMIFRATZ LIMITED) ("BAY HEART")

     Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three story facility with approximately 279,760 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and
entertainment facilities including seven movie theaters.   Approximately 37,500
square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 57,600 square feet of retail and approximately 17,750 square feet of storage and other space expiring in 2001. Approximately 98% of the Mall premises is now occupied, primarily under two-year leases, except for anchor tenants. The total cost of the Mall was approximately $53 million which was financed principally with debt.

     Bay Heart is negotiating with the Port and Railway Authority for Bay Heart to build a station for a suburban railway line adjacent to the Mall which will provide direct access to the Mall. If negotiations are successful and necessary approvals are obtained, Bay Heart's investment in that project is expected to be approximately $1.2 million. Bay Heart is also negotiating the purchase, for approximately $1.6 million, of a 50% interest in a partnership to purchase property in the vicinity of the Mall for the purpose of developing a commercial
center.   The Company owns 37% of the shares of Bay Heart.

     An assessment was made against Bay Heart by the Israeli tax authorities for the payment of approximately $11.5 million based on taxes claimed due on certain long term leases entered into by Bay Heart. This assessment has been dropped. See "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Bay Heart.

  BANK HAPOALIM (CAYMAN) LTD. ("CAYMAN")

     Cayman is a bank holding company which owns 50% of Hapoalim (Latin America) Casa Bancaria S.A. ("Casa Bancaria"), an Uruguayan commercial bank, invests in Israeli and other mutual funds and administers a small loan portfolio. In 1994, Cayman sold to an unrelated bank 50% of Casa Bancaria at a price based upon the net equity of Casa Bancaria at December 31, 1993. In recent years, other than in 1992, Cayman has paid out a significant portion of its retained earnings as dividends to its two shareholders, causing a contraction in its size and volume of activity. It intends to continue to pay dividends from its retained earnings in the future. Ampal owns 49% of the outstanding shares of common stock of Cayman, and Hapoalim owns the remaining 51%. Each of them owns $2 million of 7% preferred shares of Cayman. See "Certain Relationships and Related Transactions." In 1992, Cayman did not pay a dividend on its common stock but paid the required dividend on its 7% preferred shares. In 1993, Cayman paid a $4 million dividend on its common stock and the required dividend on its 7% preferred shares.

  AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

     Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 57,000 square foot commercial property located in Tel Aviv. A portion of this property is net leased to Hapoalim and another portion is net leased to Moriah. See "Certain Relationships and Related Transactions." Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this Report.


  OPHIR HOLDINGS LTD. ("OPHIR")

     Ophir is a holding company that holds interests in Teledata, Industrial Buildings, DSP Group and DSP Telecommunications. These companies are discussed elsewhere in this Report. In addition, Ophir has also made investments in two unaffiliated mutual funds and a newly-formed biotechnology company and has recently agreed, subject to the receipt of certain governmental and other approvals, to make an investment in each of three new Israeli companies formed to acquire certain commercial real estate holdings of a major Israeli cooperative wholesale supply company. The aggregate purchase price for this commercial real estate is expected to be approximately $52.5 million and is expected to be financed principally with mortgage loans which may be guaranteed in whole or in part by the shareholders. Development costs of the properties may also be paid or guaranteed by the shareholders.

     Ophir owns, through a wholly owned subsidiary, nine real estate properties located in Israel aggregating approximately 179,700 square feet. Three of these properties are net leased to Hapoalim or its subsidiaries. See "Certain Relationships and Related Transactions." For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Ophir, see "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters."

     Until November 1993, Ampal owned 60% of the voting shares and 49.4% of the equity interest in Ophir, and the balance was owned by a Hapoalim affiliate.
In November 1993, the two shareholders' interests in Ophir were equalized.

Subsequently, 15% of the shares in Ophir were issued to another Hapoalim affiliate for approximately $10.2 million. As a result of these transactions, Ophir is now 42.5%-owned by Ampal and its results are no longer consolidated in the Company's financial statements and are now recorded by the equity method of accounting. In 1993, the Company recorded a gain on issuance of shares of approximately $3.2 million (approximately $2.1 million after taxes) as a result of Ophir's sale of shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Certain Relationships and Related Transactions."

     Ophir intends to develop on property owned by it in Petach Tikva, Israel, approximately 60,300 square feet of office and commercial space and approximately 59,200 square feet of parking space. The estimated cost of this project is $5 million.

     Ophir owns a 60% interest in a partnership that recently purchased two acres of land in an industrial park in Netanya, Israel for $2.7 million. On this site, the partnership intends to develop a 120,000 square foot building for both industrial and commercial uses. The estimated cost of development of this project is $6 million.

  ETZ VANIR LTD. ("ETZ VANIR") AND YAKHIN MATAIM LTD. ("YAKHIN MATAIM")

     Both Etz Vanir Ltd. and Yakhin Mataim Ltd. cultivate orange, grapefruit, clementine, lemon and avocado groves in Israel pursuant to various long-term land leases which, including renewal options, do not expire until the mid-21st century. These properties are located near the city of Netanya between an existing and a proposed highway. Approximately 1,200 acres are presently under cultivation by these two companies. The majority of their crops is exported.

     Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by Yakhin Hakal Ltd. ("Yakhin Hakal"), a company which is not related to Ampal, which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, the Company has requested that an Israeli court declare the agreement null and void, and in its response Yakhin Hakal has stated that the companies owe it approximately $4.0 million for services it has rendered to the companies. This litigation is pending.

 AM-HAL LIMITED ("AM-HAL")

     Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles from Tel Aviv. The senior citizens center, which was completed in March 1992, includes 160 apartments of which 70% are occupied, an 80-bed geriatric ward which is fully occupied, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward.

     The Company and a subsidiary of The Israel Corporation, a major Israeli company, each own 50% of Am-Hal. The aggregate cost of the center was approximately $21 million, and was financed principally by loans made or guaranteed by the shareholders and refundable tenant deposits.

  AMPAL DEVELOPMENT (ISRAEL) LTD. ("AMPAL DEVELOPMENT"), NIR LTD. ("NIR") AND AMPAL
  FINANCIAL SERVICES LTD. ("AMPAL FINANCIAL") TOGETHER, THE "HOLDING
COMPANIES")

      Ampal Development, Nir and Ampal Financial, each of which is wholly-owned by the Company, are engaged in the business of financing acquisitions by the Company and holding and leasing commercial real estate in Israel. Prior to 1989, these companies had acted primarily as lenders, and their financing activities were the principal activities of the Company. In 1990, the Holding Companies sold substantially all their loan portfolios to Hapoalim, and they relinquished their banking licenses. The Holding Companies still service certain loans made by them prior to their ceasing lending activity which are guaranteed by Hapoalim. See "Certain Relationships and Related Transactions."

      Ampal Development owns five commercial properties located in Israel aggregating approximately 36,900 square feet. Four of these properties are net leased to Hapoalim. Nir owns four commercial properties located in Israel aggregating approximately 17,750 square feet. Three of these properties are
net leased to Hapoalim.   Ampal Finance owns two commercial properties located
in Israel aggregating approximately 7,250 square feet. Both of these properties are net leased to Hapoalim. See "Certain Relationships and Related Transactions." For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of the Holding Companies, see "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters."

     The Holding Companies hold interests in other companies discussed elsewhere in this Report and also make loans to these and other investees in furtherance of their businesses.

     Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $43.1 million of these debentures were outstanding as of December 31, 1993. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

ENERGY DISTRIBUTION

  GRANITE HACARMEL INVESTMENTS LTD. ("GRANITE")

     Granite owns the Sonol group of companies, the third largest Israeli distributor of refined petroleum products. Supergas, a wholly-owned subsidiary of Granite, is the third largest marketer and distributor in Israel of liquified petroleum gas. Through its subsidiaries, Granite also manufactures and markets lubricating oils and automotive batteries.

     As of December 31, 1993, Sonol supplied gas to 149 gas stations in Israel, of which 106 are owned by or leased on a long-term basis to Sonol. The Sonol group sold approximately 1.8 million metric tons of refined petroleum products and lubricating oils in each of 1992 and 1993, representing approximately 25.7% and 24.8% of the total sales of such products in Israel by the three major fuel companies in Israel in 1992 and 1993, respectively.

     Prior to 1988, Sonol and the other two major fuel companies had a monopoly in the importation of oil into and the distribution of gasoline, fuel oil and diesel in Israel. Since 1988, the Israeli government has licensed new fuel companies and also recently allowed Oil Refineries Ltd., the sole oil refinery operator in Israel, and large industrial customers, such as Israel Electric Corp., to engage in the importation of oil. As a result, Granite's sales volume and share in the refined petroleum products market have declined and may decline further. Beginning in 1992, the Israeli government also lifted price controls on many of the fuel products sold by Sonol. Moreover, the Israeli Ministry of Energy recently has declared its intention to permit new gas stations to be licensed more quickly and in locations not previously permitted. Although Granite is unable to determine the effect of these changes on future sales volume and profits, their impact may be material.

     In order to attempt to offset the possible adverse effects of reforms in the energy market, Granite continues to emphasize improving efficiency through
modernization, selective expansion and staff reductions.   Furthermore, Granite
expects to pursue a policy of diversification. Recently, Granite established a subsidiary which will invest in real estate projects in Israel. The new subsidiary has contracted to participate in two real estate projects and is studying other opportunities. Granite is also conducting a strategic survey to identify other potential areas of investment.

     In 1993, warrants to purchase convertible debentures of Granite were exercised for an aggregate of approximately $18.8 million. As a result of the exercise of warrants and conversion of debentures, the Company's ownership of Granite was diluted to 21.2% as of March 15, 1994. The Company also owns warrants to purchase additional shares in Granite. Depending upon whether and to what extent the Company and the public exercise their warrants and debenture conversion rights, the Company's ownership of the equity of Granite could be reduced to 12.9%. The Company is party to an agreement with the other shareholders of Granite which expires February 8, 1998 and which entitles the

Company to appoint three out of the eleven members of Granite's board. The Company and these shareholders, who currently collectively own an aggregate of 83.1% of Granite, have also agreed to certain restrictions on transfer and to vote together at general meetings of Granite's shareholders. This agreement is terminable on 120 days' notice if a party (or a related group) acquires more than 43% of Granite's share capital. Recently, one of the parties to the agreement acquired the interest of another and now owns 54% of Granite's share capital. The shareholder and the Company have agreed to negotiate a new or amended agreement and have entered into an interim agreement which provides for the Company's continuing right to designate three members of Granite's board until February 8, 1998 (the stated expiration date of the current agreement), provided that there is no change in control over Ampal. If Ampal ceases to exercise "significant influence" over Granite under applicable accounting principles (which the Company believes it continues to exercise by virtue of its board representation), Ampal will no longer be permitted to account for its holdings in Granite under the equity method of accounting, and the Company's reported earnings could be adversely affected.

     On June 29, 1993, the Controller of Restrictive Trade Practices of the Israeli Ministry of Industry and Commerce issued a determination regarding the exclusive agreements between the Israeli oil marketing companies and filling station operators stating that these agreements violate Israeli antitrust law. In his determination the Controller stated that his ruling would affect approximately 77% of the Sonol stations (which are those stations not owned by Sonol). The Controller postponed the effective date of his decision, and Sonol has filed an appeal. Until there is a decision on the appeal, Granite has slowed its investments in non-owned filling stations. If upheld in its current form, the Controller's determination will be considered prima facie evidence in legal proceedings between station operators and Sonol and may have a material adverse effect on Granite.

BASIC INDUSTRY

  PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD. ("PRI HA'EMEK")

     Pri Ha'emek processes and packages frozen vegetables, canned juices and other vegetable and citrus products in Israel and markets its products primarily in Israel and Europe and, to a lesser extent, in North America. Pri Ha'emek has facilities for processing frozen vegetables, citrus and other fruit products and tomatoes and owns a cannery and a freezer plant. Pri Ha'emek also uses a large freezer plant which is partially owned by the Company.

     Pri Ha'emek sells to large retail chains. Its products are marketed in Israel principally under its "Pri Ha'emek" and "Priman" names and elsewhere principally under private label. Pri Ha'emek also does some food processing for other food companies, mainly for export out of Israel. Pri Ha'emek intends to expand its food product lines and to seek agreements for the marketing of its products under private labels.

     Pri Ha'emek's principal growth market is the domestic Israeli market. Because of the increase in domestic Israeli sales, exports which had accounted for a majority of sales in 1993 only accounted for approximately 55% of its sales. Pri Ha'emek's main product lines have a significant share of the Israeli market.

     Historically Pri Ha'emek has not experienced substantial import restrictions for its products in the overseas markets it serves, but there can be no assurance that trade barriers will not be established in the future that could materially and adversely affect Pri Ha'emek's export businesses.

     Pri Ha'emek employed 97 persons on a full time basis as of December 31, 1993. Pri Ha'emek also employs workers on a temporary basis to assist it with its seasonal needs.

     At December 31, 1993, the Company owned 74.9% of the shares of Pri
Ha'emek. In February 1994, Pri Ha'emek's other shareholder purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the TASE. The offering did not meet the distribution requirement under the regulations of the TASE, and as a result, Pri Ha'emek's underwriters deposited for sale by a trustee shares which are expected to be sold, at such prices as the trustee may realize, over a thirty day period. The Company has agreed to pay to the trustee up to NIS 2 million (approximately $670,000) to fund its pro-rata share of the difference between the proceeds of those sales and the amount which would have been received if the shares were sold at the public offering price. The Company's interest in Pri Ha'emek will be initially diluted to 51.3%, and upon exercise of all options and convertible debentures, the Company's interest may be diluted to 35.3%. If the Company's interest in Pri Ha'emek decreases below
50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

     Pri Ha'emek's assets were purchased from another operating entity in 1988 and 1990. The Company and Pri Ha'emek's other shareholder have agreed, among other matters, to appoint directors in proportion to their respective share holdings, to rights of first refusal, to certain restrictions on transfer and to require approval for certain corporate actions.

  PARADISE MATTRESSES (1992) LTD. ("PARADISE")

     Paradise is a leading manufacturer and distributor of mattresses and fold-out beds in Israel. Paradise manufactures and distributes its mattresses under the brand names "Paradise," "Mefi" and "Sealy." "Sealy" mattresses are manufactured and distributed by Paradise under a ten-year exclusive license covering the Israeli market expiring in 2002 with an option for an additional five-year term. Paradise owns its own manufacturing facilities and employs approximately 100 persons. It distributes mattresses through independent stores and by direct sales to hotels. Paradise commenced business in 1992 when it purchased a 40-year old division of an unrelated company.

     The Company currently owns approximately 85.1% of the share capital of Paradise, approximately half of which was purchased in February 1993 and half of which was purchased in June 1993 for $2 million and $2.3 million, respectively.

CARMEL CONTAINER SYSTEMS LIMITED ("CARMEL")

     Carmel is one of the leading Israeli designers and manufacturers of paper-based packaging and related products. Carmel manufactures a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes.

     The Company estimates that Carmel manufactures approximately 25% of the corrugated board, approximately 85% of the corrugated triple wall, and approximately 35% of the corrugated board packaging in Israel. Carmel's products are marketed to a wide variety of customers for diverse uses, but its principal market is packaging for agricultural products and for the food and beverage industry. Although sales of packaging products to exporters of agricultural products have declined slightly, an increase in domestic sales has compensated for this decline.

     As of December 31, 1993, Carmel employed 670 persons. Carmel has in the past experienced labor difficulties, including a two-week strike in 1992 at one of its plants.

     Recently, Carmel initiated measures to reduce its work force, consolidate certain operations and upgrade certain equipment. Carmel expects to make additional investment in equipment of approximately $12.5 million between 1993 and 1995 for these purposes, of which $5.5 million has already been committed.

     Shares of Carmel are listed for trading on the AMEX under the symbol
"KML."

     In July 1992, the Company acquired 20% of the shares of Carmel for approximately $2.2 million. The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the shares owned by the
parties.    Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business and on a competitive basis.

ORLITE ENGINEERING COMPANY LTD. ("ORLITE")

     Orlite is one of Israel's largest manufacturer of composite material products for military and civilian applications, including specialized fireproof ammunition storage containers for the Israeli Merkava tank, ballistic helmets for military and police use, outdoor storage boxes for telecommunications, cable and electrical switching equipment and specialized aerospace components.

     Orlite's markets are changing due to spending cuts undertaken by the Israeli Ministry of Defense ("MOD"). As a result, Orlite expects no growth in sales to MOD, which at one point had represented almost 90% of Orlite's sales, and is focusing on sales of its civilian products which have grown in recent years and which Orlite believes will continue to constitute its most important growth segment.

     Orlite's largest growth products are its composite outdoor storage cabinets which house electrical, cable and telecommunications equipment and are less susceptible to adverse weather conditions than metal cabinets. In 1993, Israel Electric Corp. and Bezeq (the Israeli telephone company) accounted for a substantial portion of Orlite's civilian sales. Orlite seeks to expand its sales base by, among other methods, developing other applications for its technology and exporting its products.

     As of December 31, 1993, Orlite employed 144 permanent workers and 17 temporary workers. Orlite owns its manufacturing facilities.

     As of December 31, 1993, the Company owned 30.1% of the shares of Orlite. Due to exercise of options by the public, the Company's ownership of Orlite was diluted to 29.5% as of March 15, 1994. Another Hapoalim affiliate owns an identical interest. Depending upon whether and to what extent the Company and the public exercise their options, the Company's ownership of the equity of Orlite could be reduced to 24.9%.

DAVIDSON-ATAI PUBLISHERS LTD. ("DAVIDSON-ATAI")

     Davidson-Atai is a recently-established publishing house. As its first project, Davidson-Atai has begun publishing, in Hebrew, the initial volumes of a multi-volume series entitled "The World of the Bible," an illustrated series about the Bible. Davidson-Atai expects to translate this series and publish it abroad. Davidson-Atai distributes its books through subscriptions and book stores.

     The Company owns 22.5% of Davidson-Atai, which it purchased for approximately $300,000 in 1993 upon initial capitalization of this company.

HIGH TECHNOLOGY AND COMMUNICATIONS

TELEDATA COMMUNICATION LTD. ("TELEDATA")

     Teledata designs, develops, manufactures, markets and supports concentrators and multiplexers for integration in the "local loop" of telephone networks (the portion of the network that links individual subscribers to a local exchange). Multiplexers eliminate the requirement of a single, dedicated connection extending the entire distance from each subscriber's premises to the local exchange. This is accomplished by permitting groups of subscribers to be connected by individual twisted pairs of copper wires to a remote terminal which is connected, in turn, to a central terminal at the local exchange by means of a single link (which may consist of copper cables, fiber optic cables, radio or domestic satellite). A multiplexer can utilize this single link to transmit many conversations simultaneously. Line concentrators enable telephone operating companies to utilize the links from the remote terminal to the central terminal more efficiently by allocating the capacity of these links among a greater number of subscribers. Teledata currently produces a single line of multiplexers and line concentrators. Teledata is in the process of developing three new lines of products including those for digital and wireless platforms.

     In 1993, Teledata invested $6.2 million in research and development as compared to $4 million in 1992. In addition to Israel, Teledata markets its products in Europe, Asia, South America, Central America and Oceania (Australia and the surrounding islands). Teledata maintains marketing activities in 60 countries, and has installed its equipment in 37 countries. As of December 31, 1993, Teledata employed 187 persons, as compared to 138 at December 31, 1992.

     The sector of the telecommunications industry in which Teledata operates is highly competitive. Teledata competes directly with manufacturers of equipment similar to Teledata's products. Teledata experiences competition from providers of alternative solutions for local loop enhancement.

     Teledata's shares are quoted on the NASDAQ NMS under the symbol "TLDCF."

     In 1993, the Company recorded a gain of $1.5 million (approximately $700,000 after taxes) from the sale of a portion of its shares of Teledata. As a result of these transactions Ampal's ownership of Teledata was diluted to 2.5% and Ophir's remained at 19.7%.

MERCURY INTERACTIVE CORPORATION ("MERCURY")

     Mercury develops, markets and supports a family of automated software quality ("ASQ") products that automate testing and quality assurance for developers of client/server software and systems. By using Mercury's ASQ products, corporate software development organizations, system integrators and independent software vendors can identify software errors, commonly referred to as bugs, more quickly and efficiently than traditional methods allow. This enables developers of software to compress software development cycles, reduce costs and improve software quality.

     Mercury's products are targeted to the workstation and personal computer platforms. Mercury's current ASQ products include those for single-user application testing for UNIX/X Windows, MS Windows and Windows NT as well those for multi-user system testing. Its announced products include those for OS/2 and Macintosh. Mercury has licensed over 4,000 copies of its ASQ products to over 300 customers worldwide in a broad range of industries.

     The market for ASQ products is relatively new and undeveloped, and Mercury faces competition from several companies in the United States and Europe.

     Mercury is a Delaware corporation with its headquarters in California. Mercury's research and development facility is located in Israel. In October 1993, Mercury completed an initial public offering of its shares. Its shares are quoted on the NASDAQ NMS under the symbol "MERQ." Following the public offering, the Company owns 3.8% of the shares of Mercury which it purchased in March 1992 for approximately $1.5 million.

DSP GROUP, INC. ("DSP GROUP") AND DSP TELECOMMUNICATIONS LTD.("DSP TELECOMMUNICATIONS")

     DSP Group is a leading developer of high performance, cost effective, digital signal processing ("DSP") software and integrated circuits for digital speech products, targeted at the convergence of the personal computer, communications and consumer electronics markets. Digital speech technology provides fundamental advantages over analog speech technology and represents an enabling technology for a broad range of major applications in these markets. DSP Group pioneered the all-digital telephone answering machine market. DSP Group has developed TrueSpeechTM, a proprietary digital speech compression technology, which offers significant advantages over competing technologies and is being positioned as an industry standard. DSP Group also has interests in related companies engaged in telecommunications and video compression technologies.

     As of December 31, 1993, Ampal owned directly 3.6% of the equity of DSP Group which it purchased from an unaffiliated DSP Group shareholder in 1993 for approximately $1.1 million and Ophir, which is 42.5% owned by the Company, owned 2.3% of DSP Group for which it paid approximately $1.9 million in 1992. Another Hapoalim affiliate also owned 3.6% of DSP Group. In February 1994, DSP Group completed an initial public offering of its shares. It shares are quoted on the NASDAQ NMS under the symbol "DSPG." Following the offering Ampal, Ophir and the Hapoalim affiliate own 2.6%, 2.3% and 2.6%, respectively, of DSP Group.

     Ophir also owns 4.4% of DSP Telecommunications, a DSP Group investee, for which it paid $1 million in 1992. DSP Telecommunications is a leading developer of cost effective, high performance DSP software and integrated circuits for digital communications products targeted at the emerging wireless communications market.

IDAN SOFTWARE INDUSTRIES I.S.I. LTD. ("IDAN")

     Idan, through its direct and indirect subsidiaries, is a provider of telecommunications services and products. To date, Idan has provided these services and products in Israel, although during 1994 Idan plans to begin marketing certain of its services and products in Europe and selected countries elsewhere.

     Idan's subsidiary, Elitec Industries 77 Ltd. ("Elitec"), installs and operates coin-operated pay telephones, installs and provides bedside telephone service to hospital patients and provides tenant communication services to office buildings and other facilities. Elitec, through a subsidiary, provides outbound international telephone and facsimile services to Israeli business customers and issues a telephone calling card to Israeli business executives, professionals and others for use primarily in placing direct-dial inter-country calls. In January 1994, this subsidiary reduced its prices for these services in response to a price reduction for these services implemented by Bezek, the Israeli national telephone company. This price reduction has had an adverse impact on this subsidiary, Elitec and Idan. Elitec, through another subsidiary, provides paging services in central Israel. Elitec shares are publicly traded on the TASE.

     During the past two years, Idan's subsidiaries have sought to benefit from the Israeli Government's decision to open up segments of the telecommunications industry to competition. These companies have focused on obtaining Israeli Government licenses to enable them to provide certain telecommunications and value-added services and products in Israel and to commence the operation of businesses which provide these services and products. Idan faces substantial competition for the services and products it offers. Idan is dependent on short-term licenses from the Israeli Ministry of Communications for the services it offers.

     In February 1994, Olam 1 Advanced Communications Ltd., in which Idan holds an approximate 9% equity interest filed an application with the Israeli Ministry of Communications for a license to provide the second cellular telephone service in Israel.

     The Company has entered into a shareholders' agreement pursuant to which it has agreed to vote all of its shares in favor of all of Idan's nominees to its board of directors, and for so long as it holds at least 70% of the shares it purchased in the private placement from Idan, the other shareholders have agreed to vote in favor of the Company's nominee to Idan's board of directors.

     In July 1993, the Company purchased 8.4% of Idan's shares for approximately $3.5 million. In October 1993, Idan completed a private placement of 6.7% of its shares for $3.2 million. As a result of this placement, the Company's ownership of Idan was reduced to 7.8%.

     Idan is quoted on NASDAQ under the symbol "IDANF."

EMPLOYEES
- - ---------

     As of December 31, 1993, Ampal had 12 employees plus 4 employees whose compensation is reimbursed to Ampal by Moriah and 1 employee whose compensation is shared with Hapoalim. Ampal (Israel) had 9 employees and Ampal Industries (Israel) Ltd. had 4 employees as of that date. Relations between Ampal and its employees are satisfactory.

                              CONDITIONS IN ISRAEL

     Most of the companies in which Ampal directly or indirectly invests, conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. The following information is included in order to describe certain of these conditions in Israel. All figures and percentages are approximate. A substantial portion of the information with respect to Israel presented hereunder has been taken from Annual Reports of the Bank of Israel, the Israeli Central Bureau of Statistics and from economic reports of Hapoalim. No independent verification has been made of such information.

Operations in Israel

      A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries. In addition, Israel, and companies doing business with Israel, have been the subject of an economic boycott by the Arab countries since Israel's establishment. Following the Six-Day War in 1967, Israel has administered the territories of the West Bank and the Gaza Strip. A peace agreement between Israel and Egypt was signed in 1979 under which full political relations have been established, but economic relations have been very limited. Beginning in December 1987, increased civil unrest has existed in the administered territories. To date, the ongoing civil unrest has not had a material adverse impact on the financial condition or operations of the Company's investees. No prediction can be made whether a resolution of these problems will be achieved or the nature thereof, or whether the continuation of the civil unrest in these territories may have a material adverse impact on the operations of the investees in the future.

     The Persian Gulf crisis, which took place in 1990 and 1991, had an adverse effect on the Israeli economy as a whole and on the operations of the Company. A decline in tourism during this period decreased revenues for Moriah. and
Coral World.   In January 1991, a direct hit by an Iraqi scud missile caused damage to a shopping mall under construction by Bay Heart. Pri Ha'emek, a food processing company, also experienced a downturn in business as a result of this crisis.

     Since 1991, negotiations have taken place between Israel, its Arab neighbors and the Palestinians to end the state of hostility in the region. In September 1993, a breakthrough occurred in Israeli-Palestinian relations. A joint Israeli-Palestinian Declaration of Principles was signed by Israel and the Palestine Liberation Organization ("PLO") in Washington, D.C., outlining interim Palestinian self-government arrangements. These arrangements include implementation of Palestinian self-rule in the Gaza Strip and Jericho, proposed elections of a Palestinian council and plans for extensive economic cooperation. In addition, PLO Chairman Arafat sent a letter to Israeli Prime Minister Rabin in which the PLO recognized Israel's right to exist in peace and security, renounced terrorism and violence and affirmed that the clauses of the PLO Covenant denying Israel's right to exist are no longer valid. In reply, Israel recognized the PLO as the representative of the Palestinians in the peace negotiations. Since then, Israel and the PLO have conducted a series of discussions, which have been periodically interrupted due to events in the region, designed to implement the Declaration of Principles.

     All male adult permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform up to 44 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of the Company and its investees are currently obligated to perform annual reserve duty. While the Company and its investees have operated effectively under these and similar requirements, no assessment can be made of the full impact of such requirements on the Company or its investees.

     Industrial Buildings, a major owner/lessor of industrial properties in Israel, owns approximately 1.0 million square feet of industrial buildings in the administered territories (approximately 10% of its total holdings). The future status of buildings owned and property leased by Industrial Buildings in the administered territories is uncertain, but historically the Government of Israel has compensated property owners for forfeitures resulting from government actions.

Demographics

     Since the beginning of 1990, Israel has been experiencing a new wave of immigration, primarily from the former Soviet Union. Approximately 77,000 new immigrants arrived through the end of 1993. During the period 1990 through 1993, Israel's population increased by approximately 16.7%. Although the increased immigration from the former Soviet Union may benefit Israel and its economy in the long-term by providing highly educated, cost competitive labor and by stimulating its economic growth, it has placed an increased strain on government services and national resources. A sustained decrease in immigration would alleviate some of the strain, but a decrease may also have a negative effect on those investees whose revenue is derived mainly from the sale of products and services in Israel. The impact of a significant change in the flow of immigration on the operations of the investees is unclear.

     The Israeli Government has found it necessary to raise additional revenue and to dedicate substantial funds to support programs, including housing, education and job training, designed to assist in the absorption of the new immigrants. No prediction can be made as to the policies that will be adopted in the future or the effect thereof on these and other government spending programs.

Assistance from the United States

     The State of Israel receives approximately $3 billion of annual grants for economic and military assistance from the United States and has received approximately $10 billion of United States Government loan guarantees, subject to reduction in certain circumstances. The Government loan guarantees were granted over a period of five years ($2 billion per annum) commencing in 1993. The Israeli economy could suffer material adverse consequences were such aid or guarantees to be significantly reduced. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past.


Inflation and Devaluation

     Over the past four years, Israel's economy has experienced very high rates of growth, exceeding 6% in 1990-92 (an average of 7.5% a year in the business sector) and amounting to 3.5% in 1993. The lower growth rate of 1993 was due to an anticipated 27% drop in investment in residential construction. Economic growth in Israel over the past two years has been fueled by the export sector. Exports of goods and services rose by 14.4% in 1992 and amounted to 20.8 billion dollars and increased by an additional 11.8% in 1993 to reach an estimated 22 billion dollars. The Israeli Government's monetary policy contributed to relative price and exchange rate stability during most of the year despite fluctuating rates of economic growth during the year and a high rate of unemployment.

     In 1993, the number of tourists who arrived in Israel increased to approximately 2 million from approximately 1.5 million and 1 million in 1992 and 1991, respectively.

     Israel's average unemployment rate was reduced to 10% at the end of 1993 from 11.2% at the end of 1992 and 10.6% at the end of 1991.

     The Israeli Government's primary economic policy objective has been to increase business sector employment, and the Government has adopted several economic policy measures in order to stimulate public and private sector investment and expand business activity. In this respect, in early 1993 there were reductions in the corporation tax and value added tax and the elimination of marginal taxes that were viewed as interfering with economic activity. The overseas travel tax and the levy on some imported services were abolished in January 1993. Earlier, in May 1992, the payroll tax on businesses was abolished. A customs agreement with the European Free Trade Association countries was implemented in January 1993.

     During 1993, the New Israeli Shekel ("NIS") was devalued by 8% relative to the dollar from NIS 2.764 to NIS 2.986. This devaluation resulted primarily from the overall appreciation of the dollar in world money markets.

     To offset the effects of inflation on the purchasing power of the Israeli currency, the Government of Israel has instituted "linkage" policies which have also been followed by most private organizations. Through linkage, the amount of an obligation or payment is increased from time to time by an amount related to changes in an index which may be the exchange rate of a foreign currency or a price index. The payee is thus compensated for the relative decline in the purchasing power of the NIS. Linkage adjustments may be based upon the total or only a specified percentage of the change in the index being used. Many obligations or payments in Israeli currency are linked to the dollar or the CPI, including payment obligations and receivables of many of the Companies' investees.

     The following table sets forth for the periods indicated the effects of annual inflation on linkage adjustments and annual devaluations, as discussed in the preceding paragraph.






                                     ISRAEL                                      ANNUAL            U.S.
                                     ANNUAL     CLOSING                        INFLATION          ANNUAL
                                    INFLATION   EXCHANGE       ANNUAL          ADJUSTED FOR      INFLATION
YEAR ENDED DEC. 31,                  RATE(1)    RATE(2)    DEVALUATION(3)     DEVALUATION(4)      RATE(5)
- - -------------------                ---------   -------    --------------     --------------     --------
1984...............................   444.9%    0.640          492.7%           (8.06)%             4.3%
1985...............................   185.2     1.499          134.8            21.49               3.8
1986...............................    19.6     1.486           (0.9)           20.65               1.9
1987...............................    16.1     1.539            3.5            12.16               3.8
1988...............................    16.4     1.807(6)        17.4            (0.86)              4.1
1989...............................    20.7     1.963            8.7            11.08               4.6
1990...............................    17.6     2.048            4.3            12.72               5.4
1991...............................    18.0     2.283           11.5             5.85               4.2
1992...............................     9.4     2.764           21.1            (9.64)              3.0
1993...............................    11.2     2.986            8.0             2.93               2.7


- - --------------
(1) "Israel Annual Inflation Rate" is the percentage increase in the Israeli CPI between December of the year indicated and December of the preceding year.
(2) "Closing Exchange Rate" is the rate of exchange of one dollar for the NIS at December 31 of the year indicated as reported by the Bank of Israel.
(3) "Annual Devaluation" is the percentage increase in the value of the dollar in relation to the NIS during the calendar year.
(4) "Annual Inflation Adjusted for Devaluation" is obtained by dividing the December Israeli CPI by the Closing Exchange Rate, thus first obtaining a dollar-adjusted Israeli CPI, and then calculating the yearly percentage changes in this adjusted index.
(5) "U.S. Annual Inflation Rate" is obtained by calculating the percentage change in the United States Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor.
(6) The official closing exchange rate on December 31, 1988, was NIS 1.685 to the dollar. On January 1, 1989, a devaluation of the NIS was declared and a new exchange rate of NIS 1.807 to the dollar was determined.

Israeli Investment

     Since the establishment of the State of Israel in 1948, the Government of Israel has promoted the development of industrial and agricultural projects through a variety of methods including tax abatements and tax incentives.

     Industrial research and development projects in Israel may qualify for government aid if they deal with the development of commercial products to be made in Israel for sale abroad. Direct incentives usually are provided in the forms of grants, regulated in accordance with the Law for Encouragement of

Industrial Research and Development 1984.

     Since 1988, the Government of Israel's policy has been one of privatization aimed at reducing its direct ownership interest in enterprises, and the Government of Israel has sold or is planning to sell all or part of its stake in many Government-owned companies.

Trade Agreements

     Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade which provides for reciprocal lowering of trade barriers among its members.

     Israel became associated with the European Economic Community by an agreement concluded on July 1, 1975 which confers certain advantages with respect to Israeli exports to most European countries and obliges Israel to lower its tariffs with respect to imports from those countries over a number of years.

     In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area ("FTA") which is intended ultimately to eliminate all tariff and certain nontariff barriers on most trade between the two countries. Under the FTA agreement, most products received immediate duty-free status in 1985, stated reductions are taking place on others and reductions in tariffs relative to a third category may be accelerated between 1990 and 1995, by which year all tariffs are to have been eliminated.

     The end of the Cold War has enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China and the nations of Eastern Europe, with which Israel had not previously had such relations.

Economic Factors

     Israel's defense expenditures, debt service and expenditures for the absorption of immigrants are very high. As a result, the share of Israeli resources available for other national purposes is limited. The defense burden, debt service and expenditures for the absorption of immigrants, development of the economy and the provision of a minimum standard of living, particularly for the members of the lower income segments of the community, and the maintenance of a minimum level of net foreign reserves, have resulted in high balance of payments deficits for many years. This deficit has been covered primarily by military and economic aid from the United States, personal remittances from abroad, sales of Israel Government bonds, primarily in the United States, institutional and free market loans and contributions from the Jewish community worldwide.

     Israel does not have an abundance of raw materials, including oil, and therefore it is dependent to a large degree on the import of such raw materials.

     At December 31, 1991, December 31, 1992 and September 30, 1993, Israel's outstanding net foreign debt was approximately $15.1 billion, $14.7 billion and $16.4 billion, respectively. Israel had approximately $6.4 billion of foreign exchange reserves at the end of 1993 compared to $5.1 billion at the end of 1992 and $6.3 billion at the end of 1991.

Economic and Monetary Policies

     In order to stimulate economic growth, the Israeli Government has continued a more liberal monetary policy adopted in 1989 aimed at reducing interest rates and increasing the availability of investment capital. This policy increased the availability of such capital by loosening restrictions on the importation of foreign capital into the country and freeing additional foreign currency deposits held in Israeli banks for domestic lending by reducing bank liquidity requirements.

     In an effort to stimulate exports and economic growth, the Israeli

Government abandoned the fixed exchange rate policy which was followed in previous years. Commencing in 1989 the rate of exchange was allowed to fluctuate, within a range of 3% (later changed to 5%) up or down, after an initial devaluation of 13.4%. Further fluctuations and devaluations have occurred or have been declared since then, including a 13.3% devaluation in the fourth quarter of 1992. The current exchange rate mechanism adopted in December 1991 allows the exchange rate to fluctuate around a diagonal mid-band rate which will rise by up to 9% per annum and would allow for a total nominal depreciation of the NIS of up to 18% for 1993.

     In the past several years the Israeli Government has also liberalized regulations relating to the Israeli securities market.

              CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

S.E.C. Exemptive Order

     In 1947, the Securities and Exchange Commission (the "Commission") granted Ampal an exemption from the Investment Company Act of 1940, as amended (the "1940 Act") pursuant to an Exemptive Order. The Exemptive Order was granted based upon the nature of Ampal's operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal's securities in the economic development of Israel. There can be no assurance that the Commission will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order would materially and adversely affect the Company. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make material changes to its management, capital structure and methods of operation, including its dealings with Hapoalim and related companies.

Certain Israeli Real Estate Tax Matters

     Under Israeli law, a lease of real property with a term of more than 10 years is required to be reported to the Israeli Appreciation Tax Authorities and is subject to a land appreciation tax or an income tax and an acquisition tax. The Israeli Tax Commissioner has recently taken the position that certain arrangements for the lease of real property, including multiple leases, leases with renewal options and leases or options to lease between affiliated companies, which in the aggregate provide a term exceeding 10 years, are subject to the above reporting and taxes.

     Certain of the investees, including Ophir, Industrial Buildings and Carmel, are parties (mostly as lessors) to lease transactions which, under the Commissioner's interpretation, may be deemed leases for terms in excess of 10 years. These investees have all reported their lease income as taxable income and have recently reported such transactions to the tax authorities. Should the tax authorities decide to enforce their position and prevail, these investees would be in breach of Israeli law, and could be subject to material taxes and to civil and criminal penalties. An assessment made against Bay Heart in this regard by the tax authorities has been dropped.

     The Company's investees have taken the position, which the Company believes is shared by many of the other affected taxpayers in Israel, that the Commissioner's position in this matter is incorrect. The Company cannot predict whether the Commissioner's position will be upheld or, if upheld, the effect on the Company and its investees.

Israeli Banking Regulations

     In October 1993, the Bank Share Settlement Act (Temporary Provisions) 1993 (the "Bank Shares Act") was enacted by the Knesset, the Israeli parliament. Under the Bank Shares Act, in October 1993, the shares of several Israeli banks, including a majority of the shares of Hapoalim, were transferred to the State of Israel. The purpose of the Bank Shares Act is to facilitate the sale by the Government of Israel of shares in Israeli banks. In addition, the Bank Shares Act is intended to limit the Government's interference in the day-to-day operations of the banks. Control over such shares of each bank will be exercised by a supervisory committee appointed for that bank by a public advisory committee which is in turn approved by the Israeli Government. These supervisory committees will appoint directors for each of the banks.

     In May 1993, the Government of Israel sold a total of approximately 8% of the shares of Hapoalim in a public offering and also sold options to purchase an additional approximately 10% of the shares of Hapoalim. In November 1993, the Government of Israel sold 5.4% of the shares of Hapoalim in a public offering and an additional 1% of Hapoalim's shares in an offering to its employees.

     A provision of the Banking (Licensing) Law, 1981 (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Hapoalim to acquire additional means of control in Ampal. Additionally, not more than 25% of the capital of Hapoalim may be invested in non-banking business corporations, including Ampal. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of means of control in non-banking corporation. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers of the same class.

     In March, 1994, an amendment to the Banking Law was enacted by the Knesset. Under the amendment, banks, including Hapoalim, are required to reduce their holdings of individual non-banking business corporations, including Ampal, to 25% or less by and not later than December 31, 1996. In addition, it has been proposed by the Government, that the Minister of Finance form a committee to examine the overall economic implications of a further reduction in the permitted holdings of banking corporations in non-banking business corporations.

     From time to time, the Company engages in transactions with Hapoalim and its affiliates. Currently, the Company maintains substantial deposits with Hapoalim and its subsidiaries. See "Certain Relationships and Related Transactions."

United States Banking Regulations

     Due to its status as a subsidiary of Hapoalim which is subject, through the United States International Banking Act of 1978 ("IBA"), to the provisions of the United States Bank Holding Company Act of 1956 ("BHC"), there may be limitations upon the direct or indirect investment activities of Ampal in the United States. While Ampal itself is a "grandfathered" investment of Hapoalim under the IBA for purposes of the BHC, Ampal may not invest in more than 5% of the voting shares or 25% of the equity of United States corporations or non-United States corporations which have a majority of their assets in or revenues derived from the United States, subject to certain exceptions. Management of the Company does not believe that these limitations contained in the BHC and the regulations of the Board of Governors of the Federal Reserve System thereunder have had or will have any material adverse impact upon the Company or its operations.

  Israeli Foreign Exchange Regulations

     Foreign exchange regulations are in effect in Israel. The regulations are administered by the Controller of Foreign Currency, an official of the Bank of Israel, who is appointed by the Minister of Finance. The Company's capital investments in Israeli enterprises and the payment in U.S. dollars of dividends on such investments do not require prior approval by the Controller. Under Israeli law, foreign investors who make foreign currency investments in Israeli companies are entitled to receive payments of dividends and proceeds upon resale of the investment in that foreign currency.

     To the extent that loans or investments have been or will be made by Ampal or any of its subsidiaries in or to Israeli enterprises, substantially all such loans or investments have been, and will be, made in such manner as to permit the payment of dividends, interest and principal and proceeds of resale thereon in U.S. dollars.

                                TAX INFORMATION

Israeli Taxation Of Ampal

     Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 1993, Israeli companies are taxed on their income at a rate of 39%. For 1994 through 1996, this tax rate will be reduced to 38%, 37% and 36%, respectively. These reductions represent the final stage of reforms begun in 1987. These reforms consisted of combining two separate types of taxes on company income, company tax and income tax, into one tax, and reducing the effective tax rate on company income in 1987 from 61% to 45%, with further reductions to 43.5%, 41%, 40% and 39% in 1990 through 1993.

     Ampal has income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been filing reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to withholding tax on dividends received from Israeli companies at a rate of 25%. Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1991 and has received "final assessments" with respect to such reports (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1991, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rental and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rental and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

     Under the provisions of the Income Tax Ordinance, income paid to non-residents of Israel by residents is generally subject to withholding tax at the rate of 25%. No withholding has been made on interest and rent payable to Ampal under an exemption which Ampal has received from the income tax authorities on an annual basis. There can be no assurance that this exemption will continue in the future. With regard to dividends, however, payments to Ampal are withheld at the 25% rate (as opposed to dividends payable to Israeli companies, which are exempt from tax). The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

     Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of
stock in companies resident in Israel).   The portion of the gain attributable
to inflation is taxable at 10%, while the remainder of the profit, if any, is taxable to corporations at 39% in 1993 (and is scheduled to be reduced to 38% and further to 36% in stages during 1994 through 1996). Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

     The Income Tax Law (Adjustment for Inflation), 5745-1985, which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. The law provides for the preservation of equity whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders' equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. If the depreciated cost of Fixed Assets exceeds shareholders' equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

     A proposed tax treaty between Israel and the United States was signed in 1975, and amended by protocols signed in 1980 and January 1993. Ratification of the treaty is pending in both countries. The Company believes that this treaty will not have a substantial impact on the taxation of the Company in the United States or in Israel.

     Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered. They can deduct VAT paid on goods and services acquired by them.

United States Taxation Of Ampal

     Ampal and its United States subsidiaries (in the following tax discussion, generally "Ampal") are subject to United States taxation on their consolidated taxable income from foreign and domestic sources. The gross income of Ampal for tax purposes includes or may include (i) income earned directly by Ampal,
(ii) Ampal's share of "subpart F income" earned by certain foreign corporations controlled by Ampal, (iii) Ampal's share of income earned by certain electing "passive foreign investment companies" or (under a pending tax bill) "passive foreign corporations" of which Ampal is a stockholder and (iv) an amount (if any) generally equal to Ampal's share of a controlled foreign corporation's "excess passive assets." Subpart F income includes dividends, interest and certain rents and capital gains. Excess passive assets of a controlled foreign corporation for a taxable year are the excess of the average of the amounts of passive assets held by the corporation as of the close of each quarter of a taxable year over 25% of the average of the amounts of total assets held by the corporation at such times. For calendar years 1993 and 1994, the maximum rate applicable to domestic corporations is 35%.

     Ampal is entitled to claim as a credit against its United States income tax liability all or a portion of income taxes, or of taxes imposed in lieu of income taxes, paid to foreign countries. If Ampal receives dividends from a foreign corporation in which it owns 10% or more of the voting stock, in determining total foreign income taxes paid by Ampal for purposes of the foreign tax credit, Ampal is treated as having paid the same proportion of the foreign corporation's post-1986 foreign income taxes as the amount of such dividends bears to the foreign corporation's post-1986 undistributed earnings.


     In general, the total foreign tax credit that Ampal may claim is limited to the proportion of Ampal's United States income taxes that its foreign source taxable income bears to its taxable income from all sources, foreign and domestic. The Internal Revenue Code of 1986, as amended (the "Code"), also limits the ability of Ampal to offset its United States tax liability with foreign tax credits by subjecting various types of income to separate limitations. Source of income and deduction rules may further limit the use of foreign taxes as an offset against United States tax liability. As a result of the operation of these rules, Ampal may choose to take a deduction for foreign taxes in lieu of the foreign tax credit.

     Ampal may be subject to the alternative minimum tax ("AMT") on corporations. Generally, the tax base for the AMT on corporations is the taxpayer's taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits (separately calculated under AMT rules and generally limited to 90% of AMT liability as specially computed for this purpose).

     In connection with the transfer in 1992 of its stock in Granite to a foreign subsidiary, Ampal entered into a gain recognition agreement with the Internal Revenue Service. Under this agreement, if the foreign subsidiary sells all or a portion of its stock in Granite before 2003, Ampal generally will be required to recognize for tax purposes a proportionate amount of gain based upon the fair market value of the stock in Granite on the date of the transfer to the foreign subsidiary, and to pay tax due in respect of such gain together with interest accrued on such tax since the date of the gain recognition agreement.


RETURN ON EQUITY AND ASSETS
- - ---------------------------


The following table sets forth information regarding the return on equity and assets of the Company for the years indicated:


                                                    Year Ended December 31,
                                                 -----------------------------
                                                  1993      1992         1991
                                                 -----------------------------

Return on Assets (net income divided
 by average total assets)..............           .06%*      2.88%       .27%


Return on Equity (net income divided
 by average shareholders' equity)......           .19%*      8.91%      1.04%


Dividend Payout Ratio Per Class A
 Share (dividends declared per share
 divided by net income per share)......          -           -          -


Equity to Assets Ratio (average equity
 divided by average total assets)......         33.17%      32.29%     26.31%


* Includes cumulative effect on prior years of change in accounting principle of $(4,982,000).

Item 2. PROPERTY
        --------

Ampal currently occupies executive office space leased by Hapoalim at 1177 Avenue of the Americas, New York City and will pay Hapoalim base rent of approximately $168,000 per year commencing in September 1994, subject to escalation. Ampal has space located at 10 Rockefeller Plaza subleased until September 30, 1994 from Hapoalim for an annual rental, subject to escalation. The rental payments for 1993 amounted to approximately $178,000. Until November, 1990 Ampal occupied the entire floor, constituting 10,710 square feet. At that time, Ampal modified the sublease to return 65% of that space to Hapoalim, which then subleased it to an unrelated party subject to Ampal's guarantee of total rent payments equivalent to the rent previously paid under Ampal's sublease in the event the third party defaults.

The Company leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries in exchange for total annual rental payments of approximately $3,251,000. These lease transactions consist of the following:

Hapoalim leases a portion of premises owned by Ampal located at 105 Arlozoroff Street, Tel Aviv under a lease which expires March 9, 2003, with annual rental payments based upon 11% of the cost of the property. In 1993, Ampal received $352,000 as rental payments for these premises.

Hapoalim leases premises owned by Ampal (Israel) Ltd
                                                  ., an Ampal subsidiary,
located at 111 Arlozoroff Street, Tel Aviv under a lease which expires on September 30, 2000, with annual rental payments based upon 10% of the value of the property linked to the CPI. In 1993, Ampal (Israel) received $220,000 as rental payments for these premises.

Hapoalim leases two premises owned by Ampal Development (Israel) Ltd
                                                  ., an Ampal
subsidiary, located at 65 Allenby Street and 99 Ben Yehuda Street, Tel Aviv. These leases expire December 31, 1996 (with options to extend the lease term through December 31, 2002) with annual rental payments based upon 10% of the value of the property linked to the CPI. In 1993, Ampal Development (Israel) received $326,000 as rental payments for these premises.

Hapoalim leases two premises owned by Ampal Development (Israel) Ltd
                                                  . located
at 39 Shenker Street, Holon and 111 Yaffe Nof Street, Haifa. These leases expire on September 30, 2000, with annual rental payments approximately equal to 10% of the cost of the property linked to the CPI. In 1993, Ampal Development (Israel) received $705,000 as rental payments for these premises.

Hapoalim and its affiliates lease two premises owned by Mercazim Investments Ltd., a subsidiary of a company 42.5% owned by Ampal. These leases expire on May 30, 2000, November 30, 2002 and July 30, 2003, respectively, with the annual rental payments at market rates. In 1993, Mercazim received $662,000 as rental payments for these premises.

Hapoalim leases two premises owned by Ampal Financial Services Ltd
                                                  ., an Ampal
subsidiary, in Ramat Hasharon and Rosh Pina. These leases expire on September 30, 2000, with the annual rental payments based upon 10% of the cost of the premises, linked to the CPI. In 1993, Ampal Financial Services received $469,000 as rental payments for these premises.

     Hapoalim leases two premises owned by Nir Ltd., an Ampal subsidiary, one in Tel Aviv and one in B'nai Brak, with the annual rental payments based upon 10% of the cost of the premises, linked to the CPI. The lease on the premises in Tel Aviv expires on September 30, 2000, and the lease on the premises in B'nai Brak expires on July 10, 1997 (on June 10, 2002, if an option is exercised). In 1993, Nir received $377,000 as rental for these premises.

Hapoalim leases an office building owned by Ampal located at 174 North Michigan Avenue, Chicago, Illinois. This lease expires on in 2007 for a net rental of $140,000 per year. At the conclusion of the term, Ampal has the option of requiring Hapoalim to purchase the building at its then fair market value. In 1993, Ampal received $140,000 as rental payments for these premises.


     Under agreements initially made in 1984 and extended in 1989, Ophir separately leases a hotel and parking area in Herzelia, Israel from an unrelated party. Ophir subleases these properties to Hapoalim on terms identical to those it pays. In 1993, Ophir received $250,000 as rental payments for these premises.

Ampal-Israel, Ampal Development, Nir and Mercazim own several properties in Jerusalem, Kfar Saba, Kiryat Aryeh, Tel Aviv, Beersheva and B'nai Brak, including industrial plants, four supermarkets, and other properties which are leased to various parties. The rent received by these companies for all of these properties in 1993 totalled $1,171,000.

Other properties of the Company are discussed elsewhere in this Report
                                                  .

Item 3.   Legal Proceedings
          -----------------

          None.

 Item 4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not Applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

                          PRICE RANGE OF CLASS A STOCK

     Ampal's Class A Stock is listed on the AMEX under the symbol "AIS.A." The following table sets forth the high and low sales prices for the Class A Stock, as reported on the American Stock Exchange Composite Tape for each calendar quarter during the periods indicated:

                                             HIGH    LOW
                                             ----    ---

1992:
  First Quarter...........................................  5 7/8     3 1/3
  Second Quarter..........................................  6 7/8     4 1/2
  Third Quarter...........................................  6 1/4     5 1/8
  Fourth Quarter..........................................  6 1/4     4 3/4
1993:
  First Quarter...........................................  9 7/8     5 1/4
  Second Quarter..........................................  9 1/2     7 1/4
  Third Quarter...........................................  12 1/4    7 5/8
  Fourth Quarter..........................................  13        10 1/4


     As of March 23, 1994, there were 1,459 record holders of Class A Stock.


                                DIVIDEND POLICY

     Ampal has not paid cash dividends on its Class A Stock since 1989 and has no present intention of declaring a cash dividend on the Class A Stock. Past decisions not to pay cash dividends reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by its board of directors.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------



                                                             YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                          1993          1992           1991          1990          1989
                                       ------------------------------------------------------------------
                                                 (Dollars in thousands, except per share data)

Revenues..............               $   73,243     $   85,302     $   71,519   $   110,401    $  127,537

Net income............                      226*        10,324          1,126**       1,116         1,509

Earnings per Class A share......           $.01*          $.44           $.05**        $.05          $.06

Total assets..........                  304,060        333,267        404,466       436,024     1,100,756

Deposits and debentures
  outstanding.........                   94,362        107,674        174,727       225,603       870,878

Dividends declared per Class A
  share...............                        -              -              -             -          $.06



  * Includes cumulative effect on prior years of change in accounting principle of $(4,982), equal to $(.21) per share.

 **  Includes extraordinary income of $726, equal to $.03 per share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
- - -------

The Company acquires interests in businesses located in the State of Israel or that are Israel-related. An important objective of Ampal is to make investments in companies that take advantage of growth in Israel's domestic economy. The Company has diversified interests in the following sectors: hotels and leisure-time, real estate, energy distribution, basic industry and high technology and communications. Ampal generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have a significant influence in the management and operation of that company. In determining whether to acquire an interest in a specific company, the Company considers quality of management, qualifications of investment partners, potential return on investment, projected cash flow, market share and growth potential.

The Company emphasizes long-term appreciation over short-term returns and liquidity. The Company often makes equity investments accompanied by more significant loans or loan guarantees with the intention that cash flow from operations of the investee companies will repay these loans within a relatively short period. The Company believes that recent progress in peace negotiations between Israel, the Palestinians and certain Arab states may improve the economic climate in the region, benefit the Company's investees and create additional investment opportunities.

The Company's results of operations are directly affected by the results of operations of its investees.

Companies which are greater than 50%-owned are included in the consolidated financial statements of the Company. The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20%- to 50%-owned companies, under the equity method. Under the equity method, the Company recognizes its proportionate share of such companies' income based on its percentage of direct and indirect equity interests in earnings of those companies. If the Company's interest in a subsidiary were to be reduced to 20%-50%, the investment would be recorded under the equity method. The Company's results of operations may be affected by capital transactions of investee companies which are 20%- to 50%-owned. Thus, the issuance of shares by an investee company which is accounted for under the equity method at a price per share above the Company's carrying value per share for such investee company results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such an investee at a price per share that is below the Company's carrying value per share for such investee company results in the Company recognizing a loss for the period in which such issuance is made. The Company accounts for its holdings in investees, other than those described above, on the cost method. Under the cost method, the Company accounts for its investment at the lower of cost or market.

A comparison of the Company's financial statements from year to year must be considered in light of the Company's acquisitions and divestitures during the period.

The Company's effective tax rates have been and in the future may be above United States statutory rates, in part, because of taxes paid in foreign jurisdictions by investees for which Ampal does not fully receive tax credits in the United States.

Effective January 1, 1993, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires a change from the deferred method to the liability method of accounting for income taxes. The cumulative effect on prior years of this change in accounting principle was reflected as a nonrecurring reduction of net income and an increase in deferred income tax liability of approximately $5 million. This was reported separately in the consolidated statement of income for the year ended December 31, 1993. This change required no payments to any taxing jurisdiction and had no material effect on the current year's provision for income taxes and on income before cumulative effect of change in accounting principle. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

Based on the guidelines of SFAS No. 52, "Foreign Currency Translation," the economy in Israel is no longer considered hyper-inflationary as a result of changes in the economic conditions and the decrease in the rate of inflation in Israel. During 1993, for those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity at December 31, 1993. Prior to 1993, translation gains and losses for these subsidiaries and affiliates were reflected in the Company's consolidated statements of income.
Should the NIS continue to be devalued against the dollar, such cumulative translation adjustments are likely to result in reductions of shareholders' equity. As of December 31, 1993, the effect on shareholders' equity was a decrease of approximately $2.2 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

Moriah Hotels Ltd. ("Moriah") and Orlite Engineering Company Ltd. ("Orlite") report their financial statements on a three-month lag. Consequently, their results for the 12-month period ended September 30, 1993 were incorporated into the Company's 1993 consolidated annual financial statements.

RESULTS OF OPERATIONS
- - ---------------------

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Consolidated net income before the cumulative effect of a change in accounting principle decreased to $5.2 million in 1993 from $10.3 million in 1992. In 1993 and 1992, there were special factors which impacted both years' reported net income. 1993 net income included approximately $3 million of gains on issuance of shares by affiliates and gains on sales of investments (net of minority interests and income taxes), whereas 1992's net income included approximately $6.2 million of similar gains. Furthermore, in 1993 the Company was required to record a nonrecurring charge of approximately $5 million with respect to its adoption of SFAS No. 109 which resulted in net income of $.2 million as compared with $10.3 million in 1992.

The decrease in net interest earnings in 1993 as compared to 1992 resulted from additional interest income earned by the Company from a prepayment of a deposit receivable in 1992, and additional interest expense in 1993 resulting from Ophir's bank borrowings to finance its investment in Industrial Buildings Ltd. ("Industrial Buildings"). In the first quarter of 1993, Ophir Holdings Ltd. ("Ophir"), which is now 42.5%-owned by the Company, participated in the purchase from the Government of Israel of 51.3% of the shares in Industrial Buildings, the largest owner/lessor of industrial buildings in Israel. The remainder of the shares of this company are held by the public. Ophir's approximately $50 million investment in Industrial Buildings was financed primarily by borrowings from two unrelated banks. Ophir owns an equivalent of 12.8% of the equity of Industrial Buildings.

Equity in earnings of affiliates decreased for the year ended December 31, 1993 as compared to the same period in 1992. The decrease was mainly attributable to the Company's share of losses of its real estate affiliates which recorded high finance expenses on their borrowings linked to the Consumer Price Index in Israel ("CPI"). In the past, these finance expenses were substantially offset by the translation gains resulting from the devaluation of the Israeli shekel to the U.S. dollar. In 1993, based on the guidelines of SFAS No. 52 (see General), these companies changed the method of translating their shekel financial statements to U.S. dollars, and the translation gains are no longer reflected in the statement of income but are included in the cumulative translation adjustment account of shareholders' equity. The losses from real estate affiliates were partially offset by the Company's share of the earnings of the Moriah Group of companies which increased in 1993 as a result of higher occupancy reflecting the rise in tourism to Israel as well as the Company's share of earnings of newly acquired affiliates.

Food processing revenues which reflect sales of the Company's then 74.9%-owned subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), decreased because sales were affected by foreign currency fluctuations. In February 1994, Pri Ha'emek's other shareholder purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange ("TASE"). The offering did not meet the distribution requirement under the regulations of the TASE and as a result, Pri Ha'emek's underwriters deposited for sale by a trustee shares which are expected to be sold, at such prices as the trustee may realize, over a thirty-day period. The Company has agreed to pay to the trustee up to NIS 2 million (approximately $670,000) to fund its pro-rata share of the difference between the proceeds of those sales and the amount which would have been received if the shares were sold at the public offering price. The Company's interest in Pri Ha'emek will be initially diluted to 51.3% and upon exercise of all options and convertible debentures, the Company's interest may be diluted to 35.3%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses Industries (1992) Ltd. ("Paradise") for approximately 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; its manufacturing and distribution operations were included in equity in earnings of affiliates for the six months ended June 30, 1993 and consolidated for the six months ended December 31, 1993. Paradise is a company which manufactures and markets mattresses and fold-out beds in Israel and is a licensee of the Sealy Posturepedic Mattress name and manufacturing process.

In November 1993, the capital structure of Ophir was reorganized to equalize the voting and equity interests of its two shareholders. Subsequently, Ophir concluded a private placement to a different related party under which it issued 15% of its shares for approximately $10.2 million. As a result, the Company's interest in Ophir was diluted from 50% to 42.5%. Until September 30, 1993, Ophir's financial statements were consolidated by the Company. As a result of these transactions, in the fourth quarter of 1993 Ophir was accounted for under the equity method, and the Company recorded a gain on issuance of shares of approximately $3.2 million (approximately $2.1 million after taxes).


In February and October 1992, Granite Hacarmel Investments Limited ("Granite") concluded two public offerings in Israel on the TASE for proceeds of approximately $60 million and $42 million, respectively, which Granite intends to use for expansion, diversification and the repayment of high-interest debt. As a result of these transactions the Company's ownership interest in Granite was diluted from 26% to 21.6%. Also in February 1992, Moriah concluded a private placement of 20% of its shares with a related party in Israel for a price of $12.5 million. These funds were used, together with internal sources, bank borrowings and a $7 million government grant, to finance the approximately $32 million renovation and expansion of the Moriah Eilat Hotel which was reopened in August 1992. As a result of the private placement, the Company's ownership in Moriah was diluted from 57.5% to 46%. Thus, effective in the first quarter of 1992, the Company no longer consolidates the results of Moriah in its financial statements but accounts for its investment in Moriah under the equity method. The Moriah and Granite offerings resulted in gains on issuance of shares of $7 million (approximately $2.7 million after taxes).

In April 1992, Teledata Communication Ltd. ("Teledata") concluded a public offering of its securities in the United States. This offering resulted in a gain on issuance of shares of $5.8 million ($2.1 million after taxes and a deduction for Ophir's minority interest). In connection with Teledata's public offering, the Company and Ophir (then a consolidated subsidiary of the Company) sold a portion of their interests in Teledata and realized a gain on sale of $3.8 million ($1.2 million after taxes and a deduction for Ophir's minority interest). During 1993, the Company sold additional shares in Teledata and realized a gain on sale of $1.5 million (approximately $.7 million after taxes). As a result of these transactions, the Company's ownership of Teledata was reduced to 2.5% and Ophir's to 19.7%.

Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

Consolidated net income increased to $10.3 million in 1992 from $1.1 million in 1991. This increase was primarily attributable to gains on issuance and sale of shares, which resulted from offerings of shares by investee companies as described above.

Interest revenue declined in 1992 as compared to 1991 as a result of repayments of existing deposits, notes and loans receivable. During the same period interest expense also declined as a result of the repayment of debentures, notes and loans payable. In addition, net interest earnings in 1992 were greatly reduced in the fourth quarter by a 13% devaluation of the NIS to the dollar.

In December 1991, the Company acquired an additional 24.9% interest in its food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), for $2 million (a 50% interest was acquired in 1988). This brought
the Company's total ownership to 74.9%.   Therefore, Pri Ha'emek's assets and
liabilities have been consolidated in the Company's consolidated balance sheet at December 31, 1992 and 1991; its results of operations were consolidated in the Company's consolidated statement of income in 1992 and included in equity in earnings of affiliates in 1991. Pri Ha'emek showed significant increases in revenues, operating costs and net income in 1992 resulting from increased sales to the domestic market as well as sales of new product lines.

Equity in earnings of affiliates and others increased significantly in 1992. The income of Moriah increased substantially as a result of higher occupancy rates which reflected increased tourism as well as higher room rates. In 1991, the occupancy rates in the hotels were much lower as a result of the virtual standstill in tourism to Israel during the Persian Gulf crisis and its aftermath. Moriah's income for the twelve-month period ended September 30, 1992 was reported in this category in the Company's 1992 financial statements. The earnings of the Company's real estate affiliates also increased significantly in 1992 because of the effect which the fourth quarter devaluation had on their borrowings which are linked to the CPI.

In 1992, the Company recorded gains on issuance of shares, primarily as a result of offerings of shares by Granite, Moriah and Teledata, and a gain on sale of shares of Teledata described in the discussion covering the year ended December 31, 1993 as compared to the year ended December 31, 1992.

Other expenses declined in 1992 from 1991 primarily as a result of a reduction of headquarters expenses and the deconsolidation of Moriah in 1992.

There was a translation loss of $1.4 million in 1992 as compared to a gain of $300,000 in 1991. Translation gains and losses in 1992 and 1991 resulted from the effect of devaluations which approximated 21% and 11%, respectively. Increases in the rates of inflation in Israel (as of November of each year) were 9% for 1992 and 18% for 1991, respectively.

The decrease in the effective income tax rate to 56% in 1992 from 75% in 1991 (net of utilization of tax loss carryforwards) resulted from changes in the components of taxable income, changes in tax rates relating to previously recorded deferred income taxes and reported losses of certain subsidiaries for which no tax benefits were available.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

As of December 31, 1993, the Company had cash and cash equivalents totalling approximately $3.2 million and had a committed $10 million bank line of credit which expires in October 1994. Any new investments which the Company may make are likely to be funded from the Company's internal cash flow, a portion of the net proceeds of the offering (described below) or bank borrowings.

On January 25, 1994, the Company sold in a public offering 4.5 million units consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class A stock, for $12.125 per unit. The warrants are exercisable at $16 per share at any time until January 31, 1999, and are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. The net proceeds, which the Company received from this offering, amounted to approximately $51 million. The Company intends to use the proceeds of this offering for the financing of acquisitions, additions to existing holdings and other working capital and general corporate purposes, including early redemptions of outstanding Ampal debentures.

At December 31, 1993, the Company's debt to equity ratio was 1.31 to 1 as compared with 1.48 to 1 at December 31, 1992. On a pro forma basis, at December 31, 1993, giving effect to the proceeds of the public offering, the ratio would have been .91 to 1.

Deposits receivable have continued to decline since 1990 as a result of repayments. During 1993, the decreases in cash and cash equivalents and debentures payable were mainly attributable to the early redemption of approximately $14 million of high interest-bearing debentures which Ampal called and to new investments made.

Since 1989, Ampal has called for early redemption an aggregate of approximately $121 million principal amount of debentures. In 1992, debentures were redeemed or paid at maturity in the principal amount of $54.7 million, of which the early redemption of high interest-bearing debentures amounted to $39.4 million. In March 1994, Ampal made an optional redemption of approximately $6.5 million of its 7.5% variable rate debentures which were scheduled to mature in 1996. Later in 1994, Ampal intends to make further optional redemptions of approximately $9.1 million of its 8% to 10% debentures maturing in 2000. These redemptions have been and are expected to be funded from internal cash flow, a portion of the net proceeds of the offerings or bank borrowings. At December 31, 1993, Ampal had $48.2 million aggregate principal amount, net of discounts, of its debentures outstanding which are scheduled to mature by 2003, including debentures which may be called for early redemption. Most of these debentures bear interest at fixed rates ranging from 10% to 13%. Of the $48.2 million of Ampal's outstanding debentures, $22.1 million principal amount, net of discounts, of non-callable debentures are scheduled to mature between January 1, 1994 and December 31, 1996. A portion of such debentures may be presented to Ampal for payment prior to scheduled maturity. An additional $43.1 million principal amount of the Company's outstanding debentures were issued by an Israeli subsidiary and are secured by $45 million of deposits with Hapoalim. The cash flow from these deposits is matched to scheduled payments of principal and interest on the Israeli subsidiary's debentures. The Company's outstanding debentures includes an aggregate principal amount, net of discounts, of $75.7 million which is not callable prior to scheduled maturity. At December 31, 1993, the Company had deposits and notes and loans receivable aggregating $116.4 million with varying interest rates and maturities and repayment is guaranteed by Hapoalim.

As of December 31, 1993, the Company had issued guarantees on certain outstanding loans to its investees in the aggregate principal amount of $18.9 million, and has a share of the commitments issued by and to its investees of up to $25.7 million.

In 1993, the Company acquired interests in five companies for an aggregate of $9.7 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets and revenues of 43% and 77%, respectively, of the consolidated totals as of and for the year ended December 31, 1993, 29% and 56%, respectively, of the consolidated totals as of and for the year ended December 31, 1992 and revenues of 53% of the consolidated total for the year ended December 31, 1991. Also, we did not audit the financial statements of certain companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in earnings of these companies represents $9,236,000, $11,167,000 and $5,436,000 for the years ended December 31, 1993,
1992 and 1991, respectively. The statements of these subsidiaries and companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion based on our audits and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As explained in Note 1(f) to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


                                                     ARTHUR ANDERSEN & CO.
New York, NY
March 23, 1994

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



YEAR ENDED DECEMBER 31,                         1993         1992        1991
- - --------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

REVENUES:
Interest:
  Related parties.............................$ 16,311     $ 17,058    $ 23,732
  Others......................................   1,411        1,555       3,528
Food processing (Note 2(j))...................  30,626       31,482           -
Hotel and leisure-time operations (Note 2(f)).       -            -      28,719
Manufacturing and distribution (Note 2(a))....   4,944            -           -
Equity in earnings of affiliates and others
 (Note 9).....................................   9,037       11,195       5,593
Other income:
  Related parties.............................   3,592        4,574       3,981
  Others......................................   2,164        2,556       1,366
Gains on issuance of shares by affiliates
 (Note 2).....................................   3,185       13,062           -
Gain on sale of investments (Note 2)..........   1,973        3,820       4,600
                                              --------     --------    --------
    Total revenues............................  73,243       85,302      71,519
                                              --------     --------    --------

EXPENSES:
Interest:
  Related parties.............................   5,068        5,536       6,807
  Others......................................  17,296       12,810      19,199
Food processing (Note 2(j))...................  24,688       24,415           -
Hotel and leisure-time operations (Note 2(f)).       -            -      26,465
Manufacturing and distribution (Note 2(a))....   2,886            -           -
Other expenses................................  12,666       12,738      13,274
Translation loss (gain).......................     225        1,413
(329)
Minority interests............................    (403)       4,785       1,609
                                              --------     --------    --------
     Total expenses...........................  62,426       61,697      67,025
                                              --------     --------    --------

Income before income taxes....................  10,817       23,605       4,494
Income taxes (Note 8).........................   5,609       13,281       4,094
                                              --------     --------    --------
Income before extraordinary income............   5,208       10,324         400
Extraordinary income (Note 1(g))..............       -            -         726
                                              --------     --------    --------
Income before cumulative effect of change
 in accounting principle......................   5,208       10,324       1,126
Cumulative effect on prior years of change in
 accounting principle (Note 1(f)).............  (4,982)           -           -
                                              --------     --------    --------
     NET INCOME...............................$    226     $ 10,324    $  1,126
                                              ========     ========    ========

Earnings per Class A share (Note 7):
     Earnings before extraordinary income.....    $.22         $.44        $.02
     Extraordinary income.....................       -            -         .03
                                                  ----         ----        ----
Earnings before cumulative effect of change in
 accounting principle.........................     .22          .44         .05
Cumulative effect on prior years of change in
 accounting principle.........................    (.21)           -           -
                                                  ----         ----        ----
     Earnings per Class A share...............    $.01         $.44        $.05
                                                  ====         ====        ====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands).  20,717       20,717      20,717


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31,    DECEMBER 31,
ASSETS AS AT                                          1993            1992
- - ------------------------------------------------------------------------------
(Dollars in thousands)


Cash and cash equivalents......................   $    3,178     $    9,698



Deposits (Note 3):
  Related parties..............................       99,481        125,220
  Others.......................................            -            593



Notes and loans receivable (Note 3):
  Related parties..............................       11,948         13,439
  Others.......................................        4,964          6,111



Investments:
  Related parties (Notes 2 and 9)..............      103,319         97,243
  Others.......................................        8,322         12,669



Property and equipment, less accumulated
 depreciation of $10,554 and $9,687............       30,496         32,675



Other assets (Note 1(i))........................      42,352         35,619
                                                  ----------     ----------











TOTAL ASSETS...................................   $  304,060     $  333,267
                                                  ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                   DECEMBER 31,     DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                           1993             1992
- - -------------------------------------------------------------------------------
(Dollars in thousands)

LIABILITIES
Deposits and notes and loans payable (Note 4):
  Related parties...............................  $   42,752     $   53,261
  Others........................................      18,091         19,023
Debentures outstanding (Note 5):
  Related parties...............................           -          3,051
  Others........................................      91,270        100,795
Accounts and income taxes payable and accrued
 expenses:
  Related parties...............................       1,169          3,041
  Others........................................      33,621         25,303
                                                  ----------     ----------
        Total liabilities.......................     186,903        204,474
                                                  ----------     ----------

MINORITY INTERESTS
  Related parties...............................           -          9,591
  Others........................................         340              -
                                                  ----------     ----------
        Total minority interests................         340          9,591
                                                  ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (Notes 6 and 13)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued 213,720 and 240,528
 shares;  outstanding 213,720 and 232,170 shares       1,068          1,202

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value;  authorized 4,282,850 shares;
 issued 1,202,342 and 1,510,924 shares;  out-
 standing 1,202,342 and 1,507,100 shares........       6,011          7,554

Class A Stock, $1 par value;  authorized
 30,000,000 shares;  issued 16,224,779 and
 15,163,685 shares;  outstanding 16,042,713
 and 15,034,781 shares..........................      16,225         15,164

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares...............       3,000          3,000

Additional paid-in capital......................      10,605          9,989

Retained earnings...............................      82,079         82,293
Cumulative translation adjustments (Note 1(c))..      (2,171)             -
                                                  ----------     ----------
        Total shareholders' equity..............     116,817        119,202
                                                  ----------     ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $  304,060     $  333,267
                                                  ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                          1993        1992         1991
- - -------------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from operating activities:
 Net income.................................. $    226     $ 10,324    $  1,126
 Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
  Equity in earnings of affiliates and others   (9,037)     (11,195)     (5,593)
  Gains on issuance of shares by affiliates..   (3,185)     (13,062)          -
  Cumulative effect on prior years of change
   in accounting principle...................    4,982            -           -
  Gain on sale of investments................   (1,973)      (3,820)     (4,600)
  Translation loss (gain)....................      225        1,413        (329)
  Depreciation expense.......................    2,346        1,865       3,500
  Amortization expense.......................    5,127        6,011       6,321
  Minority interests.........................     (403)       4,785       1,609
 Deconsolidation of investee company pre-
  viously accounted for as a subsidiary......    1,946       (1,093)          -
 Consolidation of subsidiary previously
  accounted for by the equity method.........        -            -         418
 (Increase) decrease in other assets.........   (6,594)       3,412       1,744
 (Decrease) increase in accounts and income
  taxes payable and accrued expenses:
  Related parties............................   (1,841)       1,029      (2,778)
  Others.....................................    2,694        5,634         838
 Dividends received from affiliates..........    3,369        7,065       1,886
                                              --------     --------    --------

  Net cash (used in) provided by operating
   activities................................   (2,118)      12,368       4,142
                                              --------     --------    --------

Cash flows from investing activities:
 Deposits receivable collected:
  Related parties............................   27,361       47,492      48,844
  Others.....................................      600        2,775      21,231
 Notes and loans receivable granted:
  Related parties............................   (5,645)      (3,513)    (13,090)
  Others.....................................     (176)           -           -
 Notes and loans receivable collected:
  Related parties............................    5,510        5,473       2,186
  Others.....................................    1,778        6,935       1,865
 Investments made:
  Related parties............................     (820)      (3,323)     (2,645)
  Others.....................................   (6,054)      (8,438)     (2,547)
 Proceeds from sales of investments:
  Others.....................................    9,281        5,272       7,937
 Purchase of property and equipment..........   (4,292)        (765)     (9,953)
                                              --------     --------    --------

  Net cash provided by investing activities..   27,543       51,908      53,828
                                              --------     --------    --------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                          1993         1992        1991
- - -------------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from financing activities:
 Deposits and notes and loans payable received:
  Related parties.............................  19,715       14,321       9,085
  Others......................................   6,777        6,981       1,221
 Deposits and notes and loans payable repaid:
  Related parties............................. (31,837)     (19,880)    (34,766)
  Others .....................................  (8,137)      (1,803)     (4,400)
 Debentures outstanding repaid:
  Related parties.............................  (3,217)      (3,243)          -
  Others...................................... (14,422)     (57,719)    (39,449)
 Investment in subsidiary by minority
  shareholder.................................     686            -           -
 Dividends paid:
  Others......................................    (440)        (540)       (551)
  Minority interests..........................       -            -        (177)
                                              --------     --------    --------

  Net cash used in financing activities....... (30,875)     (61,883)    (69,037)

Effect of exchange rate changes on cash
 and cash equivalents.........................  (1,070)        (210)        611
                                              --------     --------    --------

Net (decrease) increase in cash and cash
 equivalents..................................  (6,520)       2,183     (10,456)
Cash and cash equivalents at beginning
 of year......................................   9,698        7,515      17,971
                                              --------     --------    --------

Cash and cash equivalents at end of year......$  3,178     $  9,698    $  7,515
                                              ========     ========    ========

Supplemental Disclosure of Cash Flow Information
 (see Note 2(a) for non-cash financing and
 investing activities)
Cash paid during the year:
 Interest:
  Related parties.............................$  2,599     $  5,507    $ 16,443
  Others......................................   7,495       10,573       6,847
                                              --------     --------    --------
    Total interest paid.......................$ 10,094     $ 16,080    $ 23,290
                                              ========     ========    ========

  Income taxes paid, net......................$  3,853     $  5,820    $    401
                                              ========     ========    ========





The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                          1993         1992        1991
- - ------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

4% PREFERRED STOCK
Balance, beginning of year................... $  1,202     $  1,259    $  1,310
Conversion of 26,808; 11,413 and 10,128
 shares into Class A Stock...................     (134)         (57)        (51)

Balance, end of year......................... $  1,068     $  1,202    $  1,259
                                              ========     ========    ========

6-1/2% PREFERRED STOCK
Balance, beginning of year................... $  7,554     $  7,733    $  8,027
Conversion of 309,018; 35,748 and 58,586
 shares into Class A Stock...................   (1,543)        (179)       (294)
                                              --------     --------    --------
Balance, end of year......................... $  6,011     $  7,554    $  7,733
                                              ========     ========    ========

CLASS A STOCK
Balance, beginning of year................... $ 15,164     $ 14,999    $ 14,773
Issuance of shares upon conversion of
 Preferred Stock.............................    1,061          165         226
                                              --------     --------    --------

Balance, end of year......................... $ 16,225     $ 15,164    $ 14,999
                                              ========     ========    ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year................... $  9,989     $  9,918    $  9,803
Conversion of Preferred Stock................      616           71         119
Purchase of treasury shares - 4% Preferred
 Stock and 6-1/2% Preferred Stock............        -            -          (4)
                                              --------     --------    --------

Balance, end of year......................... $ 10,605     $  9,989    $  9,918
                                              ========     ========    ========

RETAINED EARNINGS
Balance, beginning of year................... $ 82,293     $ 72,509    $ 71,934
Net income...................................      226       10,324       1,126
Dividends:
  4% Preferred Stock - $.20 per share........      (43)         (47)        (49)
  6-1/2% Preferred Stock - $.325 per share...     (397)        (493)       (502)
                                              --------     --------    --------
Balance, end of year......................... $ 82,079     $ 82,293    $ 72,509
                                              ========     ========    ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year................... $      -     $      -    $      -
Foreign currency translation adjustment......   (2,171)           -           -
                                              --------     --------    --------
Balance, end of year......................... $ (2,171)    $      -    $      -
                                              ========     ========    ========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Note 1 - Summary of Significant Accounting Policies

(a)  The Company

    As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involves transactions with Bank Hapoalim B.M. ("Hapoalim") and companies affiliated or related thereto. Hapoalim, an Israeli banking corporation, owns controlling voting rights in Ampal.

    In October 1993, the Bank Share Settlement Act (Temporary Provisions) 1993 (the "Bank Shares Act") was enacted by the Knesset, the Israeli Parliament. Under the Bank Shares Act, in October 1993, the shares of several Israeli banks, including a majority of the shares of Hapoalim, were transferred to the State of Israel. The purpose of the Bank Shares Act is to facilitate the sale by the Government of Israel of its shares in Israeli banks. In addition, the Bank Shares Act is intended to limit the Government's interference in the day-to-day operations of the banks. Control over such shares of each bank will be exercised by a supervisory committee appointed for that bank by a public advisory committee which is in turn approved by the Israeli Government. These supervisory committees will appoint directors for each of the banks.

    In May 1993, the Government of Israel sold a total of approximately 8% of the shares of Hapoalim in a public offering and also sold options to purchase an additional approximately 10% of the shares of Hapoalim. In November 1993, the Government of Israel sold 5.4% of the shares of Hapoalim in a public offering and an additional 1% of Hapoalim's shares in an offering to its employees. A provision of the Banking (Licensing) Law, 1981 (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Hapoalim to acquire additional means of control in Ampal. Additionally, not more than 25% of the capital of Hapoalim may be invested in non-banking business corporations, including Ampal. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of means of control in non-banking corporations. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers of the same class.

    In March 1994, an amendment to the Banking Law was enacted in the Knesset. Under the amendment, banks, including Hapoalim, are required to reduce their holdings of individual non-banking business corporations, which would include Ampal, to 25% or less not later than December 31, 1996. In addition, it has been proposed by the Government that the Minister of Finance form a committee to examine the overall economic implications of a further reduction in the permitted holdings of banking corporations in non-banking business corporations.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Prior to November 1993 Hapoalim was controlled by Hevrat Ha'ovdim. Companies controlled by Hevrat Ha'ovdim which are not part of the Hapoalim family of companies and companies controlled by the Government of Israel are not deemed affiliates or related parties.

(b)  Consolidation

    The consolidated financial statements include the accounts of Ampal and its subsidiaries. Certain prior year amounts have been reclassified to conform with the current year's presentation.

(c)  Translation of Foreign Currencies

    Based on the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company determined that the economy in Israel should no longer be considered hyperinflationary as a result of changes in the economic conditions and the decrease in the rate of inflation in Israel. During 1993, for those subsidiaries and affiliates whose functional currency is considered to be the Israeli shekel, assets and liabilities were translated at the rate of exchange at the end of the reporting period and revenues and expenses were translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity at December 31, 1993. Prior to 1993 translation gains and losses were reflected in the consolidated statement of income. Prior to 1993, all Israeli companies were deemed to have the U.S. dollar as their functional currency.

    Assets and liabilities of foreign subsidiaries and companies accounted for by the equity method whose functional currency is the U.S. dollar are translated using year-end rates of exchange, except for property and equipment and certain investment and equity accounts which are translated at rates of exchange prevailing on the dates of acquisition. Revenues and expenses are translated at average rates of exchange during the year for certain subsidiaries, while others are translated at rates of exchange at the transaction date. Revenue and expense items relating to assets translated at historical rates are translated on the same basis as the related asset. Translation gain and losses for these companies are reflected in the consolidated statement of income.

(d)  Investments

    Investments in which the Company exercises significant influence,

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


generally 20%-50% owned companies, are accounted for by the equity method, whereby the Company recognizes its share of such companies' income. The equity in earnings of two companies, Moriah Hotels Ltd. ("Moriah") and Orlite Engineering Company Ltd. ("Orlite"), are reflected through their year ending September 30th.

    Investments, other than those reflected by the equity method, are stated at cost, which in the aggregate approximates fair value.

    The Company has not adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of implementing this accounting standard in 1993 would have resulted in an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. The Company will be required to adopt SFAS No. 115 in 1994.

(e)  Property and Equipment

    Property and equipment are carried at cost, less accumulated depreciation, computed by the straight-line method over the estimated useful lives of the assets.

(f)  Income Taxes

    Effective January 1, 1993, the Company was required to adopt SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the liability method of accounting for income taxes. The cumulative effect on prior years of this change in accounting principle was reflected as a nonrecurring reduction of net income and an increase in deferred income tax liability of approximately $5 million. This was reported separately in the consolidated statement of income for the year ended December 31, 1993. This change required no payments to any taxing jurisdiction and had no material effect on the current year's provision for income taxes and on income before cumulative effect of change in accounting principle. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

    Deferred income taxes are not provided on the temporary differences related to the undistributed earnings of foreign subsidiaries totalling approximately $45 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $15 million of deferred income taxes, would have been provided. Deferred income taxes are provided on equity in earnings of, and gains on issuances of shares by, affiliates. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(g)  Extraordinary Income

    Extraordinary income includes tax loss carryforwards utilized by subsidiaries.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(h)  Cash Equivalents

    Cash equivalents include time deposits and notes receivable with original maturities of 90 days or less.

(i)  Other Assets

    Other assets include inventory in the amount of $18 million ($15.4 million in 1992).

Note 2 - Acquisitions and Dispositions

(a) In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd. ("Paradise") for approximately 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; its manufacturing and distribution operations were consolidated for the six months ended December 31, 1993 and included in equity in earnings of affiliates for the six months ended June 30, 1993. Paradise is a company which manufactures and markets mattresses and fold-out beds in Israel and is a licensee of the Sealy Posturepedic Mattress name and manufacturing process.

(b) In April 1992, the Company's investee, Teledata Communication Ltd. ("Teledata"), concluded a public offering of its securities in the United
States.   In connection with this offering, the Company sold a portion of its interest in Teledata, and realized a gain on sale of $3.8 million (approximately $1.2 million after taxes and a deduction for minority interest). In addition, this offering resulted in a gain on issuance of shares of $5.8 million (approximately $2.1 million after taxes and a deduction for Ophir Holdings Ltd.'s ("Ophir") minority interest). As a result of these transactions the Company's ownership of Teledata was diluted from 21.7% to 13.1%.

    During 1993, the Company sold additional shares in Teledata and realized gains on sales of $1.5 million (approximately $.7 million after taxes). As a result of these transactions the Company's ownership of Teledata was decreased from 13.1% to 12.2%. As a result of the Company's dilution in Ophir, the Company's ownership in Teledata was further reduced to 10.9%.

(c) In March 1993, Ophir, then a subsidiary of the Company, made an investment in approximately 12.8% of the equity of Industrial Buildings Corporation Ltd. ("Industrial Buildings") in the amount of approximately $50 million, which is being accounted for by the equity method of accounting. Industrial Buildings owns approximately one million square meters of industrial buildings in Israel. The investment was financed primarily by borrowings from unrelated banks and was made, together with other investors, as part of a group which acquired approximately 51% of Industrial Buildings. Ophir's interest in Industrial Buildings has been pledged to secure borrowings by it and other investors in the group.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    In November 1993, the capital structure of Ophir was reorganized to provide for only one class of shares, instead of the two classes which previously existed. In connection with the recapitalization, Ophir received a "fairness" opinion from an independent investment consultant. As part of that transaction, the Company's equity interest in Ophir was increased from 49.4% to 50%. Immediately thereafter, Ophir made a private placement of its shares to a related party under which it issued 15% of its shares for approximately $10.2 million and the Company's interest in Ophir was diluted from 50% to 42.5%.

    Until September 30, 1993, Ophir's financial statements were consolidated by the Company. As a result of the above-mentioned transactions, in the fourth quarter of 1993 Ophir was accounted for under the equity method of accounting and the Company recorded a gain on issuance of shares of approximately $3.2 million (approximately $2.1 million after taxes).

(d) In August 1993, the Company invested approximately $3.5 million in Idan Software Industries I.S.I. Ltd. ("Idan") for approximately 8.4% of Idan's shares. Following Idan's private placement in October 1993, the Company holds approximately 7.8% of Idan's shares.

(e) In the first quarter of 1993, the Company invested approximately $300,000 in Davidson-Atai Publishers ("Davidson-Atai") for 22.5% of the shares of Davidson-Atai, which is a recently established Israeli publishing house.

(f) In February and October 1992, the Company's investee, Granite Hacarmel Investments Ltd., concluded public offerings of shares, warrants and convertible debentures in Israel on the Tel Aviv Stock Exchange for an aggregate price of approximately $102 million. As a result of these transactions the Company's ownership of Granite was diluted from 26% to 21.7% with further dilutions possible, subject to the exercise of warrants or conversion of debentures. As of December 31, 1993 the Company's ownership was further reduced to 21.6%.

    Also, in February 1992, the Company's then subsidiary Moriah concluded a private placement of its shares with a related party in Israel for a price of $12.5 million for 20% of the company. The financial statements of the Moriah group of companies are consolidated through their year ending September 30th. Effective with the first quarter of 1992, the Company no longer consolidated the results of the Moriah group of companies in its financial statements, but accounts for its investment in these companies by the equity method. The Company's interest in the Moriah group was diluted from 57.5% to 46% as a result of a private placement transaction.

    These offerings resulted in gains on issuance of shares of $7 million (approximately $2.7 million after taxes).

(g) In May 1992, Orlite concluded a public offering of its shares in Israel which diluted the Company's investment to 31.1% from 41.9%. As of December 31, 1993 the Company's ownership was further reduced to 30.1%.

(h) In July 1992, the Company acquired 20% of the shares of Carmel Container Systems Ltd., Israel's second largest carton producer, for $2.2 million.

(i) In 1991, the Company sold its holdings of Clal (Israel) Ltd. shares. The resulting pretax gain amounted to $4.6 million ($1.4 million, net of taxes and minority interest).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(j) On December 15, 1991, the Company acquired an additional 24.9% interest in Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") for $2 million (50% interest was acquired in 1988). This transaction brought the total investment to 74.9%. Accordingly, Pri Ha'emek's assets and liabilities have been consolidated in the Company's consolidated balance sheet at December 31, 1993 and 1992; its results of operations were consolidated in the Company's consolidated statement of income in 1993 and 1992 and included in equity in earnings of affiliates in 1991 (See Note 13).


Note 3 - Deposits and Notes and Loans Receivable

    Deposits and notes and loans receivable earn interest at varying rates depending upon their linkage provisions and are guaranteed by Hapoalim. Deposits have maturities of up to 12 years and notes and loans receivable have maturities of up to 6 years.


Note 4 - Deposits and Notes and Loans Payable

    Deposits, notes and loans payable consist primarily of borrowings from banks at rates of interest either based on London Interbank Offered Rates or linked to the U.S. Dollar and mature through 2001. The Company has a $10 million committed bank line of credit which expires in October 1994.


Note 5 - Debentures Outstanding

Debentures outstanding as at December 31 consist of:

                                                            1993       1992
                                                          -------------------
Ampal:
 Various series with interest rates ranging from 8%-13%,
 maturing 1994-2003.....................................  $ 68,828   $ 83,424

Ampal Development (Israel) Ltd.:
 Various series with interest rates ranging from
 6.2%-7.5%, linked to the Consumer Price Index in
 Israel, maturing 1994-2005, secured by assets of
 $45 million............................................    43,071     44,749
                                                          --------   --------

                                                           111,899    128,173

Less: Unamortized discounts.............................    20,629     24,327
                                                          --------   --------

Total...................................................  $ 91,270   $103,846
                                                          ========   ========

    Certain debentures are presentable for early maturity. If presented for early maturity, maturities (including required obligations) for the five years

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ending December 31 would be:

    1994 - $31,148*
    1995 -  19,347
    1996 -  20,345
    1997 -   5,074
    1998 -   5,074

* If no debentures are presented for early redemption, scheduled maturities will amount to $20,668.

    The 1994 amounts shown above include $6.5 million of debentures with an interest rate of 7.5%, maturing in 1996, which were redeemed in the first quarter of 1994.


Note 6 - Shareholders' Equity

    Capital Stock

    Shares of the 4% and 6-1/2% Preferred Stock are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 1993, a total of 4,674,318 shares of Class A Stock is reserved for issuance upon the conversion of the Preferred Stock.

    The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Preferred shares are nonvoting unless dividends are in arrears for three successive years. At December 31, 1993, there are no dividend arrearages. If dividends are paid on Class A Stock in amounts exceeding certain levels, then the Preferred and Common stocks are entitled to additional dividends in accordance with a specified formula.

    Retained Earnings

    At December 31, 1993, retained earnings include $73.6 million for affiliates accounted for by the equity method, of which $33.9 million and approximately $32.9 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.


Note 7 - Earnings Per Class A Share ("EPS")

    Earnings per share is reflected for Class A Stock and not for Common Stock since Class A Stock is publicly held whereas the Common Stock is not. EPS assumes the conversion of the 4% and 6-1/2% Preferred Stock into Class A Stock at the beginning of the year and gives effect to the participatory rights of 3 million shares of the Common Stock. Therefore, EPS is calculated by dividing net income by 23.7 million shares.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Income Taxes
                                                  1993      1992      1991
                                               ------------------------------

The components of current and deferred
income tax expense (benefit) are as follows:
Current:
 State and local.............................  $      8  $     60  $    (69)
 Federal.....................................     1,254     2,056     1,255
 Foreign.....................................     1,668     3,647     1,546
Deferred:
 Federal.....................................     3,319     7,518     1,362
 Foreign.....................................      (640)        -         -
                                               --------  --------  --------
    Total....................................  $  5,609  $ 13,281  $  4,094
                                               ========  ========  ========

The components of deferred income tax expense
are as follows:
Equity in earnings of affiliates and others..  $  2,563  $  4,484  $  1,971
Gains on issuance of shares..................     1,115     3,549         -
Debenture selling expenses...................      (294)     (501)     (637)
Other........................................      (705)      (14)       28
                                               --------  --------  --------
   Total.....................................  $  2,679  $  7,518  $  1,362
                                               ========  ========  ========

The domestic and foreign components of income
(loss) before income taxes are as follows:

Domestic.....................................  $ (1,418) $   (452) $ (3,737)
Foreign......................................    12,235    24,057     8,231
                                               --------  --------  --------
   Total.....................................  $ 10,817  $ 23,605  $  4,494
                                               ========  ========  ========

A reconciliation of income taxes between the statutory and effective tax follows:

Federal income tax at 34%....................  $  3,678  $  8,026  $  1,528
Taxes on equity in earnings of affiliates in
 excess of U.S. tax rate.....................       221     2,931     2,012
Taxes on foreign income in excess of U.S.
 rate........................................     1,704     2,175       377
Other........................................         6       149       177
                                               --------  --------  --------
Total effective tax: 52%, 56% and 91%........  $  5,609  $ 13,281  $  4,094
                                               ========  ========  ========

Total effective tax, net of extraordinary
 income: 52%, 56% and 75%....................  $  5,609  $ 13,281  $  3,368
                                               ========  ========  ========


Other assets include approximately $3 million of deferred tax assets which represent the tax benefit of the temporary differences between the carrying values of the fixed assets in the financial statements and their income tax bases. Accounts and income taxes payable and accrued expenses include approximately $22.5 million of deferred tax liability provided on the temporary differences related to the equity in the undistributed earnings of the affiliates.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Investments in Affiliates and Others

The companies accounted for by the equity method and the Company's share of equity in those investments are:

                                                  1993      1992      1991
                                                 --------------------------


Am-Hal Ltd.................................        50%       50%       50%
Bank Hapoalim (Cayman) Ltd.................        49        49        49
Bay Heart Limited..........................        37        37        37
Carmel Containers Ltd......................        20        20         -
Coral World International Ltd..............        50        50        50
Davidson-Atai Publishers Ltd...............        22.5       -         -
Etz Vanir Ltd..............................        50        50        50
Granite Hacarmel Investments Ltd...........        21.6      21.7      26
Moriah Hotels Ltd. (Note 1(b)).............        46        46         -
Ophir Holdings Ltd. (Note 2(c))............        42.5       -         -
Orlite Engineering Company Ltd.............        30.1      31.1      41.9
Teledata Communication Ltd.................         2.5**    13.1*     21.7*
Yakhin Mataim Ltd..........................        50        50        50

 *  Net of minority interest.

**  In addition, Ophir Holdings Ltd. holds 19.7% of Teledata's shares.

Combined summarized financial information for the above companies is as follows:

                                                 1993      1992      1991
                                               ----------------------------

Revenues....................................   $558,979  $570,756  $485,736
Gross profit................................    104,833   130,546    96,024
  Net income................................     23,246    36,664    22,314

Fixed assets................................   $247,616  $239,860  $179,755
Other assets................................    452,546   417,946   353,459
                                               --------  --------  --------
  Total assets..............................   $700,162  $657,806  $533,214
                                               ========  ========  ========

Total liabilities, including bank borrowings   $419,328  $373,815  $383,228
                                               ========  ========  ========

The Company's investments in shares of its publicly traded affiliates and others at December 31, 1993 amounted to $38.6 million and had a market value of $71.3 million, which is based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ and the Tel Aviv Stock Exchange. There can be no assurance that these values could be realized by the Company.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Segment Information

Segment information presented below results primarily from operations from Israel.


                                                       Food                         Leisure-    Intercompany
                                      Finance       Processing     Manufacturing      Time      Adjustments       Total
                                     ------------------------------------------------------------------------------------
December 31, 1993
- - -----------------
Revenues.........................    $ 27,367        $ 30,726        $  4,950      $  1,428      $   (265)       $ 64,206
Equity in (losses) earnings of
 affiliates......................        (128)**            -             243         2,586*            -           2,701
Pretax operating income (loss)...       1,516             (37)            508          (610)            -           1,377
Total assets.....................     259,025          37,083           8,752         4,654        (5,454)        304,060
Investment in affiliates.........      31,508**             -               -        30,636*            -          62,144
Capital expenditures.............          48             832           3,317            95             -           4,292
Depreciation and amortization....       5,402           1,122             634           315             -           7,473

December 31, 1992
- - -----------------
Revenues.........................    $ 41,199        $ 31,621        $      -      $  1,579      $   (292)       $ 74,107
Equity in earnings of affiliates.         676**             -               -         1,182*            -           1,858
Pretax operating income..........      15,670             928               -           597             -          17,195
Total assets.....................     296,707          36,336               -         4,562        (4,338)        333,267
Investment in affiliates.........      21,579**             -               -        28,614*            -          50,193
Capital expenditures.............          73             489               -           203             -             765
Depreciation and amortization....       6,500           1,075               -           301             -           7,876

December 31, 1991
- - -----------------
Revenues.........................    $ 36,838        $      -        $      -      $ 29,189      $   (101)       $ 65,926
Equity in earnings (losses) of
 affiliates......................         899**             -               -          (237)*           -             662
Pretax operating income (loss)...       5,157               -               -        (4,647)            -             510
Total assets.....................     327,637          33,209               -        48,324        (4,704)        404,466
Investment in affiliates.........      20,903**             -               -         8,427*            -          29,330
Capital expenditures.............         292             867               -         9,706             -          10,865
Depreciation and amortization....       7,029             924               -         2,792             -          10,745


Interest expense and corporate office expense are principally applicable to the financing operation and have been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests.

 * - Operations in Australia (1992 and 1991 only), Bahamas, Israel and U.S. Virgin Islands.

** - Operations in Israel (1993 only) and Cayman Islands.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Disclosures about Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a)  Cash and Cash Equivalents

    Short-term investments, the carrying amount is a reasonable estimate of fair value.

b)  Deposits and Notes and Loans Receivable

    The fair value of these deposits, notes and loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

c)  Deposits Payable, Notes and Loans Payable and Debentures Outstanding

    The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.


                                         1993                    1992
                                 --------------------    --------------------
                                 Carrying      Fair      Carrying      Fair
                                  Amount       Value      Amount       Value
                                 --------    --------    --------    --------
Financial assets:

Cash and cash equivalents......     $  3,178  $  3,178  $  9,698  $  9,698
Deposits and notes and loans
 receivable....................      116,393   123,910   145,363   152,849
                                    --------  --------  --------  --------
                                    $119,571  $127,088  $155,061  $162,547
                                    ========  ========  ========  ========
Financial liabilities:

Deposits and notes and loans
 payable.......................     $ 60,843  $ 61,628  $ 72,284  $ 73,908
Debentures outstanding.........       91,270   102,429   103,846   113,602
                                    --------  --------  --------  --------
                                    $152,113  $164,057  $176,130  $187,510
                                    ========  ========  ========  ========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Commitments and Contingencies

(a) For the years 1994 through 1998, the combined minimum annual lease payments on the Company's corporate offices, Country Club Kfar Saba and Paradise, without giving effect to future escalations, are approximately $549,000 per year, and $2.7 million in the aggregate, thereafter. These leases expire in 1994, 2009, 1998 and 2000, respectively.

(b) For the years 1994 through 1998, the combined minimum lease receipts to be received by the Company from rental properties are approximately $2.4 million in 1994; $2.4 million in 1995; $2.4 million in 1996; $1.6 million in 1997; $1.5 million in 1998; and $2.7 million in the aggregate, thereafter.

(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totalling $18.9 million.

      The Company's share of the commitments issued by and to its investees amounted to approximately $25.7 million.

      A consolidated subsidiary pledged the majority of its assets in the amount of $33.4 million to banks (including a related party) in order to secure a mortgage.


Note 13 - Subsequent Events

      On January 25, 1994, the Company sold in a public offering 4.5 million units consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class A stock, for $12.125 per unit. The warrants are exercisable at $16 per share at any time until January 31, 1999 and are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. The net proceeds, which the Company received from this offering, amounted to approximately $51 million.

      On November 5, 1993, Ampal's Board of Directors approved a stock option plan which provides for grants of options to purchase up to 200,000 shares of Class A stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. On January 25, 1994, the Stock Option Committee of the Board of Directors approved the issuance of 134,900 options in the aggregate at an exercise price of $10.91 per share (a 10% discount from market price on the date of grant). The Stock Option Plan is subject to approval by Ampal's shareholders.

      In February 1994, Pri Ha'emek's other shareholder purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange ("TASE"). The offering did not meet the distribution requirement under the regulations of the TASE and as a result, Pri Ha'emek's underwriters deposited for sale by a trustee shares which are expected to be sold, at such prices as the trustee may realize, over a thirty-day period. The Company has agreed to pay to the trustee up to NIS 2 million (approximately $670,000) to fund its pro-rata share of the difference between the proceeds of those sales and the amount which would have been received if the shares were sold at the public offering price. The Company's interest in Pri Ha'emek will be initially diluted to 51.3% and upon exercise of all options and convertible debentures, the Company's interest may be diluted to 35.3%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

SELECTED QUARTERLY FINANCIAL DATA
- - ---------------------------------
(Unaudited)


                                         First          Second           Third       Fourth
                                        Quarter         Quarter         Quarter      Quarter          Total
                                    --------------------------------------------------------------------------
                                                  (Dollars in thousands, except per share data)
Year Ended December 31, 1993:
- - ----------------------------

Revenues........................      $ 16,366         $ 19,848        $ 16,931      $ 20,098        $ 73,243

Net interest (expense)..........           (97)          (2,144)         (2,082)         (319)         (4,642)

Food processing.................         1,350              911           1,911         1,766           5,938

Manufacturing and distribution..             -                -             872         1,186           2,058

Net income (loss)...............        (2,751)*            384             735         1,858             226*

Earnings (loss) per Class A
  share.........................          (.12)*            .02             .03           .08             .01*


Year Ended December 31, 1992:
- - ----------------------------

Revenues........................      $ 28,325         $ 27,391        $ 16,084      $ 13,502        $ 85,302

Net interest income (expense)...         1,929               48             162        (1,872)            267

Food processing operating income         1,636            2,191           1,731         1,509           7,067

Net income......................         5,626            3,613             702           383          10,324

Earnings per Class A share......           .24              .15             .03           .02            .44





  * Includes cumulative effect on prior years of change in accounting principle of ($4,982), equal to $(.21) per share.

ITEM 9.                                     DISAGREEMENTS ON ACCOUNTING AND
                                            -------------------------------
                                            FINANCIAL DISCLOSURE
                                            --------------------

                                        None

                                    PART III
                                    --------


ITEM 10.                                    DIRECTORS AND EXECUTIVE OFFICERS
                                            --------------------------------
                                            OF THE REGISTRANT
                                            -----------------

                                   MANAGEMENT

     The following table sets forth certain information regarding Ampal's directors and executive officers:

     NAME                                       POSITION
- - -------------------------------------------------------------------------------
Michael Arnon(1).......................... Chairman of the Board and Director
Shlomo Recht(1)........................... Vice Chairman of the Board and
Director
Lawrence Lefkowitz(1)..................... President, Chief Executive Officer
and Director
Moshe Mor................................. Vice President--Israel Operations
Alan L. Schaffer.......................... Vice President--Finance and
Treasurer
Alla Kanter............................... Controller
Michael K. Marks.......................... Secretary
Miri Lent................................. Assistant Vice President--Israel
Operations
Susan Rosenberg........................... Assistant Treasurer
Yair Youtzis.............................. Assistant Vice President--Hotel
Operations
Harry B. Henshel(2)....................... Class A Director
Leon Riebman.............................. Class A Director
Evelyn Sommer(2)(3)....................... Class A Director
Stanley Batkin(1)(3)...................... Director
Yaacov Elinav(1)(4)....................... Director
Eitan Raff(3)............................. Director
Shimon Ravid(4)........................... Director

- - ---------------

(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Related Party Transactions Committee
(4) Member of the Stock Option Committee

     MICHAEL ARNON, 68, has been Chairman of the Board of Directors of Ampal
since November 1990.   From July 1986 until November 1990, he was President and
Chief Executive Officer of Ampal. From March 1983 until April 1990 he also served as a director of Israel Continental Bank Ltd., a partially-owned subsidiary of Hapoalim, where he had been an Alternative Chairman of the Board until 1987. He became a director of Ampal in 1986.

     LAWRENCE LEFKOWITZ, 56, has been President and Chief Executive Officer of Ampal since November 1990. He joined Ampal in 1977 as Vice President-Legal and Secretary. In August 1990 he also became Counsel to Hapoalim in charge of the Legal Department for the United States Branches. He became a director of Ampal in 1990. See "Certain Relationships and Related Transactions."

     SHLOMO RECHT, 52, has been Vice Chairman of the Board of Directors of Ampal since March 1994. From April 1990, until March 1994, he was Managing Director of Poalim Capital Markets and Investments Ltd. From October 1988 until March 1990, he was Assistant Managing Director of Hapoalim. From 1988 until 1989, he served as a director of Ampal. He again became a director of Ampal in March 1994.

     MOSHE MOR, 58, has been Vice President-Israel Operations of Ampal since 1986. He is primarily responsible for reviewing and negotiating business opportunities presented to the Company.

     ALAN L. SCHAFFER, 51, has been Vice President-Finance and Treasurer since August 1990. From December 1988 until then, he was Vice President-Accounting and Controller of Ampal. From 1984 to 1988 he was Controller of Ampal and has been employed by Ampal since 1983.

     ALLA KANTER, 36, has been Controller of Ampal since August 1990. From January 1986 to August 1990 she served as Assistant Controller of Ampal.

     MICHAEL K. MARKS, 29, has been Secretary of Ampal since December 1992 and has been employed by Ampal since August 1992. From January 1992 until July 1992 he was an attorney for the law firm of Weitz and Luxenberg, P.C. From August 1988 until May 1991 he attended Emory University School of Law.

     MIRI LENT, 37, has been Assistant Vice President-Israel Operations of Ampal since July 1988 and has been employed by Ampal (Israel) for more than five years.

     SUSAN ROSENBERG, 50, has been Assistant Treasurer of Ampal since November 1990 and has been employed by Ampal for more than five years.

     YAIR YOUTZIS, 56, has been Assistant Vice President-Hotel Operations of Ampal and Managing Director of Moriah for more than five years.

     HARRY B. HENSHEL, 75, has been Chairman of the Board of Bulova Corporation since 1974. He also serves as Chairman of the Chief Executives Council of Omega Group since 1990 and as a Director of the Ponce Hotel Corporation for more than 20 years and the Universal Holdings Corp. since 1993. He is a member of the advisory Board of the New York State Business Partnership for more than 5 years and a Trustee of the New York Backstretch Employees Pension Trust for more than 10 years. He became a director of Ampal in September 1993.

     LEON RIEBMAN, 73, is Chairman and Chief Executive Officer and a director of AEL Industries, Inc., an electronic defense system manufacturer, for more than five years. He is also a director of the Bank and Trust Company of Old York Road. He became a director of Ampal in 1979.

     EVELYN SOMMER, 55, has been President of Women's International Zionist Organization-USA, and a representative of Women's International Zionist Organization to the United Nations for more than five years, and has been Chairman, American Section of the World Jewish Congress, since December 1990. She became a director of Ampal in 1982.

     STANLEY I. BATKIN, 79, served on the Board of Directors of Ampal Industries from 1983 until 1990 and was a member of its Executive Committee
from 1986 until 1990.  He became a director of Ampal in 1991.   During 1993,
Mr. Batkin filed, not on a timely basis, one Initial Statement of Beneficial Ownership of Securities and one Statement of changes in Beneficial Ownership of Securities regarding one transaction.

     YAACOV ELINAV, 49, has been a Senior Deputy Managing Director of Hapoalim since August 1992 and a Member of the Board of Management of Hapoalim since October 1991. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the corporate division of Hapoalim. From 1983 to October 1988 he was Manager of the New York Branches of Hapoalim. He became a director of Ampal in July 1992. See "Certain Relationships and Related Transactions."


     EITAN RAFF, 52, has been Alternate Chairman of the Board of Maritime Bank since November 1992, where he had been Chairman of the Board from August 1988 until November 1992. He also serves as a Director of Wolfson Clore Mayer Ltd., a diversified investment company, where he had been Managing Director from July 1987 until April 1992 and as Chairman of Mirage Development Ltd., Yozma Venture Capital Ltd. and Karta Jerusalem Development Centre. He became a director of Ampal in 1987.

     SHIMON RAVID, 57, has been Senior Deputy Managing Director of Hapoalim since October 1989. From February 1988 until June 1989 he was Chief Financial and Operating Officer of Koor Ltd. He became a director of Ampal in 1990. See "Certain Relationships and Related Transactions."

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1993. Ampal has no bonus or stock option plans for executive officers.

SUMMARY COMPENSATION TABLE
- - --------------------------


Name and Principal                                      Other Annual     All Other
    Position                        Year Salary(1)(2)   Compensation     Compensation
- - ------------------                  ---- ------         ------------     ------------

Lawrence Lefkowitz(3)               1993     $193,351
                                                           $8,141         $22,862(4)
 (President and                     1992      191,961       6,382          21,856(4)
   Chief Executive Officer)         1991      174,851                      20,652(4)

Moshe Mor                           1993      130,213                      12,981(5)
 (Vice President-Israel             1992       92,763                      11,713(5)
   Operations)                      1991       81,879                       9,606(5)

Alan L. Schaffer                    1993      130,000                      13,839(4)
 (Vice President-Finance            1992      127,212                      13,277(4)
   and Treasurer)                   1991      116,000                      12,000(4)

Miri Lent                           1993      105,842                      14,756(5)
 (Assistant Vice President-Israel
  Operations)                       1992       84,107                      11,503(5)
                                    1991       59,996                       5,922(5)


- - ---------------------

(1) Services of Mr. Lefkowitz are shared by Ampal and Hapoalim and Hapoalim reimburses Ampal $100,000 per year under an arrangement begun in August, 1990.

(2) There were 27 pay periods in 1992 and 26 pay periods in each of 1993 and 1991.

(3) Mr. Lefkowitz is employed pursuant to an employment agreement expiring September 12, 1997, renewable thereafter automatically for successive one-year terms unless one year's prior notice is given, providing for the payment of salary which shall not be less than the salary paid to him in 1992 and which salary is subject to annual review.

(4) Comprised of Ampal's contribution pursuant to Ampal's Savings Plan of $500 per year and the remainder pursuant to Ampal's Pension Plan, described below.

(5) Comprised of Ampal (Israel)'s contribution to a pension plan on behalf of Mr. Mor and Ms. Lent.

Other Compensation

          Directors of Ampal who are not employees of the Company or of its parent company receive $250 per board meeting attended. Such persons also receive $250 for attendance at meetings of committees of the Board of Directors, provided that such committee meetings are held on separate days and a day other than the day of a regularly scheduled board meeting.

Other Benefits

          Ampal maintains a defined contribution pension plan for its eligible employees ("Pension Plan"). Eligible employees are all full-time employees of Ampal except non-resident aliens. In 1990, the Pension Plan was amended so that Ampal's contribution was equal to 7% of each employee's basic wages plus 5.4% of the employee's basic wages for that year in excess of the Social Security taxable wage base for that year. In 1994, the Pension Plan was amended so that Ampal's contribution will be equal to 7% of each employee's basic wages plus 5.7% of the employee's basic wages for that year in excess of the Social Security taxable wage base for that year.

          Employees become vested in amounts contributed by Ampal depending on the number of years of service worked, as provided in the following table:

                                                     Vested
                    Years of Service               Percentage:
                    ----------------               -----------
                    less than 2 years                  0%
                    2 but less than 3 years           20%
                    3 but less than 4 years           40%
                    4 but less than 5 years           60%
                    5 but less than 6 years           80%
                    6 or more years                  100%

          Benefits under the Pension Plan are usually paid either in a lump sum or as an annuity.

          Ampal adopted a Severance Plan effective January 1, 1985 for the benefit of employees of Ampal who were employed as of December 31, 1982 and who continued to be so employed as at December 31, 1985. The purpose of the Severance Plan is to provide certain severance compensation to eligible employees which will equal the amount of severance compensation which would have been paid as of the day prior to the adoption of the Pension Plan. The severance compensation to be paid pursuant to this Severance Plan will be adjusted downward to account for any past service amount which has been allocated to such employees' Pension Plan accounts pursuant to the terms of the Pension Plan. The severance compensation will also be adjusted as of December 31 of each year by a percentage which equals the rate of return on assets in the Pension Plan. Payment of severance compensation is required to be made in a lump sum as soon after employment is terminated as practicable unless the full amount of the severance compensation has been previously allocated to such employees' Pension Plan accounts.

          Ampal maintains a Savings Plan for its eligible employees pursuant to
Section 401(k) of the Internal Revenue Code of 1954. Eligible employees are all employees of Ampal except non-resident aliens and night-shift employees. Participation by employees in the Savings Plan is voluntary. Participating employees may elect to defer a specific limited percentage of their annual compensation (up to 15%) and contribute the same to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k) savings account in 1993 was limited by the Tax Reform Act of 1986 to $8,994. For each plan year Ampal matches 50% of each employee's contribution up to a maximum matching contribution of $500 for each participant. Participating employees are 100% vested at all times in the account balances maintained in their 401(k) savings account. Benefits under the Savings Plan are required to be paid in a single, lump-sum distribution. Payment is usually made upon attainment of retirement age or termination of employment.


STOCK OPTION PLAN

     In November 1993, Ampal's Board of Directors approved a stock option plan (the "Stock Option Plan") which provides for grants of options to purchase up to 200,000 shares of Ampal Class A Stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. Options granted under the Stock Option Plan may be either options which are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code ("ISOs"), or options that are not intended to so qualify ("Non-ISOs"). The Stock Option Plan's effectiveness is subject to the approval of Ampal's shareholders.

     The Stock Option Plan is administered by the Board of Directors or by a Stock Option Committee thereof (the "Committee") consisting exclusively of directors who are not to be granted options under the Stock Option Plan. The Board of Directors (or the Committee) determines, subject to the terms of the Stock Option Plan, the individuals to whom options are to be granted and the terms of the options, including the exercise price, number of shares subject to each option, whether the option is to qualify as an ISO and the vesting of rights to exercise each option.

     The exercise price of each ISO granted under the Plan must be not less than the fair market value of the shares on the date of grant or 110% of the fair market value on the date of grant if the ISO grantee owns stock representing more than 10% of the voting power of Ampal's capital stock or value of all classes of stock of Ampal or a subsidiary corporation. The exercise price of each Non-ISO granted under the Stock Option Plan, which may be less than fair market value on the date of grant, will be fixed by the Board of Directors (or the Committee) at the time the Non-ISO is granted.

     The Board of Directors (or the Committee) shall determine the dates on which each option shall be exercisable and the conditions precedent to such exercise. However, all options, other than those granted to non-employee directors of Ampal, must not be exercisable prior to the second anniversary of their date of grant. Options granted to non-employee directors of Ampal shall be exercisable immediately upon grant. The terms of options granted under the Stock Option Plan may not exceed five years.

     The aggregate fair market value, determined at the date of grant, of shares that may first become exercisable in any calendar year under all ISOs granted to any one employee under any plans of Ampal or a subsidiary may not exceed $100,000.

     In January 1994, pursuant to the Stock Option Plan, Non-ISO Options to purchase 134,900 Class A shares were granted to employees, officers, and directors of Ampal and certain subsidiaries of Ampal. The grant of these options is subject to the approval of Ampal's shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT
          -----------------------------------------------------------------


                     PRINCIPAL SHAREHOLDERS OF THE COMPANY

     The following tables set forth information as at March 23, 1994 as to the holders known to Ampal to beneficially own more than 5% of any class of voting securities of Ampal and, as to all directors and officers as a group, concerning the beneficial ownership of any class of equity securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred") and 6-1/2% Cumulative Convertible Preferred Stock (the "6-1/2% Preferred") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 23, 1994, there were issued and outstanding 20,710,594 shares of Class A Stock of the Company and 3,000,000 shares of Common Stock. In addition, there were issued and outstanding 1,148,884 non-voting shares of 6-1/2% Preferred (each convertible into 3 shares of Class A Stock) and 212,218 non-voting shares of 4% Preferred (each convertible into 5 shares of Class A Stock).

Certain Beneficial Owners


Name and Address                                  Amount and Nature        Percent
of Beneficial Owner      Title of Class        of Beneficial Ownership     of Class (1)
- - -------------------      --------------        -----------------------     --------

Bank Hapoalim B.M.       Class A Stock             10,500,991 shs. (2)       49.8% (2)
50 Rothschild Blvd.      Common Stock               3,000,000 shs.           100%
Tel Aviv, Israel



(1)  Based upon number of shares outstanding as of March 23, 1994.

(2) As reported by Bank Hapoalim B.M. on Form 4 - Statement of Changes in Beneficial Ownership filed with the Securities and Exchange Commission on or about March 5, 1992. Assumes conversion of 122,536 shares of 6-1/2% Convertible Preferred Stock and 3,350 shares of 4% Preferred Stock.

Security Ownership Of Management

     The following table sets forth information as at March 23, 1994 as to each class of equity securities of Ampal, its parent or any of its subsidiaries beneficially owned by each director and officer of Ampal and by all directors and officers of Ampal as a group:

     Ampal-American Israel Corporation
     ---------------------------------


                                                          Amount and Nature             Percent
Title of Class                Name                     of Beneficial Ownership (1)      of Class
- - --------------                ----                     ---------------------------      --------


Class A Stock          Lawrence Lefkowitz (2)                   10,700 shs.             less than 1%
6-1/2% Preferred                                                 7,225 shs.             less than 1%

Class A Stock          Leon Riebman                             24,600 shs.             less than 1%

Class A Stock          Harry B. Henshel                          3,000 shs.             less than 1%

Class A Stock          Michael K. Marks                            500 shs.             less than 1%
Warrants to Purchase                                               500 wts.             less than 1%
   Class A Stock

Class A Stock          All Directors and                        38,800 shs.             less than 1%
6-1/2% Preferred       Officers as a Group                       7,225 shs.             less than 1%
Warrants to Purchase                                               500 wts.             less than 1%
  Class A Stock



     Bank Hapoalim B.M.
     ------------------


                                                          Amount and Nature             Percent
Title of Class                Name                     of Beneficial Ownership (1)      of Class
- - --------------                ----                     ---------------------------      --------


Ordinary Shares        Michael Arnon                            83,300 shs.             less than 1%

Ordinary Shares        Yaacov Elinav                           183,970 shs.             less than 1%

Ordinary Shares        Shimon Ravid                            190,610 shs.             less than 1%

Ordinary Shares        Shlomo Recht                            128,810 shs.             less than 1%

Ordinary Shares        All Directors and                       586,720 shs.             less than 1%
                       Officers as a Group


(1)  All ownerships  are direct, unless  otherwise noted.   The table  does not
     include directors who do not own any shares.

(2) Includes 8,700 shares of Class A Stock and 4,800 shares of 6-1/2% Preferred Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


     The Board of Directors of Ampal maintains a Related Party Transactions Committee comprised of independent directors which, on an annual basis, reviews and passes upon the fairness of any business dealings and arrangements (other than borrowings on then prevailing market terms or deposits made in the ordinary course of business) between the Company and Hapoalim or any other affiliated party. If the Committee determines that such dealings are no longer in the Company's best interests or involve terms less advantageous to the Company than could be obtained from unaffiliated third parties, Ampal will use its best efforts to modify or discontinue such arrangements. With certain exceptions, the Company may not enter into transactions with Hapoalim or its affiliates, or any officer, director or principal stockholder of the Company, without first obtaining the approval of the Related Party Transactions Committee.

     The management of the Company believes that all of the following transactions were done on terms which were no less advantageous to the Company than could have been obtained from unaffiliated third parties.

     The Company borrows and receives deposits from Hapoalim and its subsidiaries. During 1993 the largest amount of such indebtedness outstanding at any one time was $51,015,000. The amount of interest expense paid by the Company to Hapoalim was $4,819,000. Additionally, the Company makes loans to and maintains deposits with Hapoalim and its subsidiaries. The largest amount of such loans and deposits at any one time during 1993 was $131,002,000 and interest income thereon was $15,583,000. As of December 31, 1993, the amount of borrowings and deposits from Hapoalim and its subsidiaries was $40,257,000 and the amount of loans to and deposits with Hapoalim and its subsidiaries was $104,241,000. Ampal is the beneficiary of a $10 million committed line of credit from Hapoalim which expires in October 1994. Borrowings under this line of credit bear interest at a variable rate of interest equal to LIBOR plus 1/2%. Such loans and borrowings are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and, in the opinion of the management of the Company, do not involve more than normal risk of collectibility or present other unfavorable features. Hapoalim also guarantees loans secured by the Holding Companies which were made by them prior to their ceasing lending activity.

     Until November 1993, Ampal owned 60% of the voting shares and 49.4% of the equity interest in Ophir, and the balance was owned by a Hapoalim affiliate. In November 1993, the two shareholders' interests in Ophir were equalized. In connection with the equalization, the Company obtained a fairness opinion from an independent investment consultant. Concurrently, 15% of the shares in Ophir were issued to another Hapoalim affiliate for approximately $10.2 million. As a result, Ophir is now 42.5%-owned by Ampal and its results have not been consolidated in the Company's financial statements after September 30, 1993 but are now recorded on the equity method of accounting.

     In March 1993, Ophir and another Hapoalim affiliate shareholder in the holding company that purchased 51.3% of the shares in Industrial Buildings Ltd. have together pledged their shares in this company and this company's shares in Industrial Buildings to secure borrowings from unaffiliated lenders to finance the acquisition. Moreover, loans from Hapoalim to an unaffiliated shareholder in this holding company are also collateralized by shares in Industrial Buildings owned by the holding company and, under cross-default provisions, a default by any of the shareholders in the holding company could cause acceleration of Ophir's obligations, and, potentially, foreclosure on the Industrial Buildings shares held by this holding company.

     Ophir, which has no employees, pays to another Hapoalim affiliate a management fee of approximately $50,000 per year for administrative services. Moreover, under a recent agreement among Ophir's three shareholders, Ophir has agreed to pay annually to each of Ampal and a Hapoalim affiliate shareholder of Ophir an additional management fee of approximately $85,300 in NIS linked to the dollar. In 1993, Ophir paid $78,000 to Ampal and $132,000 to the Hapoalim affiliate for management fees.

     In connection with Ampal's purchases in 1992 and 1993 of 5.2% of DSP Group, Inc., company granted a Hapoalim subsidiary, an option to purchase, and the Hapoalim subsidiary granted Ampal an option to sell, 50% of Ampal's interest in the DSP Group for $1.1 million, the same purchase price the Company paid, plus interest. In October 1993, the Hapoalim subsidiary exercised its option to purchase this interest.

     In 1991, the Company agreed that its third lien on certain assets of Pri Ha'emek would rank behind the lien of Hapoalim on those assets.

     The services of Mr. Lefkowitz are shared by Ampal and Hapoalim pursuant to an arrangement renewable semi-annually whereby Hapoalim reimburses Ampal for a portion of his compensation. In 1993, Hapoalim reimbursed Ampal $100,000 for the services of Mr. Lefkowitz under the arrangement.

     Ampal owns $2 million of 7% preferred shares of Bank Hapoalim (Cayman) Ltd. In 1994, an equivalent amount of 7% preferred shares in Bank Hapoalim (Cayman) Ltd. was issued to Hapoalim for $2 million.

     For additional information regarding real estate transactions between the Company and Hapoalim, see "Item 2. Property," discussed above.

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

 (a)  The following documents are filed as a part of this report:


                                                                        Page
                                                                      Reference*
                                                                      ----------
   (1) Financial Statements and Supplementary Data

         Ampal-American Israel Corporation and Subsidiaries

               Report of Independent Public Accountants...............   37
               Consolidated Statements of Income for
                  the years ended December 31, 1993, 1992 and 1991....   38
               Consolidated Balance Sheets as at
                  December 31, 1993 and 1992..........................   39
               Consolidated Statements of Cash Flows for the years
                  ended December 31, 1993, 1992 and 1991..............   41
               Consolidated Statements of Changes in Shareholders'
                  Equity for the years ended December 31, 1993,
                  1992 and 1991.......................................   43
               Notes to Consolidated Financial
                  Statements..........................................   44

     Supplementary Data:

               Selected quarterly financial data for the years
               ended December 31, 1993 and 1992.......................   58

   (2) Financial Statement Schedules

               Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.

    (i)  Ampal-American Israel Corporation and Subsidiaries

               Schedule IV............................................   71
               Schedule IX............................................   74
               Schedule X.............................................   75

   (ii) Schedule of Representative Rates of Exchange
               between the U.S. dollar and Israeli shekel
               for three years ended December 31, 1993................   76

                                                                        Page
                                                                      Reference*
                                                                      ----------

     (iii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

          Granite Hacarmel Investments Limited and Subsidiaries
          Report of Certified Public Accountants......................   77
               Consolidated Balance Sheets as at
                  December 31, 1993, and 1992.........................   79
               Consolidated Statements of Income for the years ended
                  December 31, 1993, 1992 and 1991....................   81
               Consolidated Statements of Shareholders'
                  Equity for the years ended December 31, 1993,
                  1992 and 1991.......................................   82
               Consolidated Statements of Cash Flows for the years
                  ended December 31, 1993, 1992 and 1991..............   83
               Notes to Consolidated Financial Statements.............   85

     (iv) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

               AM-HAL Ltd.............................................  127
               AM-HAL Ltd. (Special Purpose)..........................  128
               Ampal Enterprises Ltd..................................  129
               Ampal Financial Services Ltd...........................  130
               Ampal Holdings (1991) Ltd..............................  131
               Ampal (Israel) Ltd.....................................  132
               Ampal Industries (Israel) Ltd..........................  134
               Ampal Properties Ltd...................................  135
               Bank Hapoalim (Cayman) Ltd.............................  137
               Bay Heart Ltd..........................................  138
               Bay Heart Ltd. (Special Purpose).......................  139
               Carmel Containers Systems Limited......................  140
               Carmel Containers Systems Limited (U.S. Dollars).......  142
               Country Club Kfar Saba Limited.........................  143
               Davidson-Atai Publishers Ltd...........................  145
               Hapoalim (Latin America) Casa Bancaria S.A.............  146
               Mivnat Holding Ltd.....................................  148
               Moriah Hotels Ltd. and its subsidiaries................  149
               Ophir Holdings Ltd.....................................  150
               Orlite Engineering Company Ltd.........................  151
               Paradise Mattresses (1992) Ltd. (U.S. Dollars).........  152
               Pri Ha'emek (Canned and Frozen Food) 88 Ltd............  153
               Red Sea Marineland Holding (1973) Ltd..................  154
               Red Sea Underwater Observatory Ltd.....................  155
               The Snow and Cool Palace (Limited Partnership).........  156
               Teledata Communication Ltd.............................  157

   (3) List of Exhibits (separately bound)

          Exhibit 3 - Articles of Incorporation and By-Laws

               3a.  --Restated Certificate of Incorporation
                    dated December 23, 1982 (filed as
                    Exhibit 3t to Registration Statement
                    No. 2-81156 and incorporated herein by
                    reference).
               3b.  --Certificate of Amendment of the
                    Certificate of Incorporation dated
                    March 17, 1983 (filed as Exhibit 3r to
                    Form 10-K for the fiscal year ended
                    December 31, 1982 and incorporated
                    herein by reference. File No. 0-538).


                                                                                             Page
                                                                                          Reference*
                                                                                          ----------

               3c.  --Certificate of Amendment of the
                    Certificate of Incorporation dated July
                    26, 1988 (filed as Exhibit 3c to Form
                    10-K for fiscal year ended December 31,
                    1988 and incorporated herein by
                    reference.  File No. 0-538).

               3d.  --By-Laws of the registrant as amended
                    (filed as Exhibit 3d to Form 10-K for
                    fiscal year ended December 31, 1992 and
                    incorporated herein by reference File 0-538.

          Exhibit 4 - Instruments defining the rights of security holders, including indentures

               4a.  --Form of Indenture dated as of June 6, 1980 (filed
                         as Exhibit 13a to Registration Statement No.
                         2-68234 and incorporated herein by reference).
               4b.  --Form of Indenture dated as of April 1, 1982 (filed
                         as Exhibit 4a to Registration Statement No.
                         2-77263 and incorporated herein by reference).
               4c.  --Form of Indenture dated as of November 1, 1984 (filed as Exhibit 4a to Registration Statement No.
                         2-88582 and incorporated herein by reference).
               4d.  --Form of Indenture dated as of May 1, 1986 (filed
                         as Exhibit 4a to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

          Exhibit 10 -- Material contracts

               10a. --Employment contract of Lawrence Lefkowitz,
                         dated July 26, 1993 (filed as Exhibit 10.2 to
                         Pre-Effective Amendment No. 1 to Registration
                         Statement No. 33-51023 and incorporated herein
                         by reference).
               10b. --Sublease Modification dated as of October 30, 1990
                         between Ampal-American Israel Corporation and
                         Bank Hapoalim B.M. (filed as Exhibit 10c to
                         Form 10-K for fiscal year ended December 31,
                         1990 and incorporated herein by reference.
                         File No. 0-538).
               10c. --Legal Services Agreement dated as of August 1,
                         1990 between Bank Hapoalim B.M. and Ampal-
                         American Israel Corporation (filed as Exhibit 10i
                         to Form 10-K for fiscal year ended December 31, 1990
                         and incorporated herein by reference.  File No.
                         0-538).
               10d. --Underwriting Agreement between Ampal-American Israel
                         Corporation and Lehman Brothers Inc., Oppenheimer &
                         Co., Inc. and Furman Selz Incorporated and Ampal-
                         American Israel Corporation
                         and Lehman Brothers International (Europe),
                         Oppenheimer & Co., Inc., Furman Selz Incorporated
                         and Poalim Capital Markets and Investments Ltd.
                         dated January 24, 1994.  (filed as Exhibit 1.1 to
                         Pre-Effective Amendment No. 1 to Registration
                         Statement No.33-51023 and incorporated herein by
                         reference).
          10e. --Warrant Agreement between Ampal-American Israel                                    E-1
                    Corporation and Chemical Bank, dated as of February 1,
                    1994.



                                                                                             Page
                                                                                          Reference*
                                                                                          ----------

              10f. --Agreement dated February 7, 1992 between Inerta-Energies and Future Technologies Ltd., Yehuda (Yuli) Offer,
                         Offer Brothers (Management) Ltd., Offer Shipping Ltd.,
                         Offer Ship Holdings Ltd., L.I.N.  (Holdings) Ltd,
                         I.I.Z. European Enterprise B.V., Amnon Leon, Ampal
                         Industries Inc. and Yeshayahu Landau [Translation].
                         (filed as Exhibit 10.1 to Pre-Effective Amendment No.
                         1 to Registration Statement No.33-51023 and incorporated herein by reference).

               10g. --Ampal-American Israel Corporation's 1993 Stock Option
                         Plan.  (filed as Exhibit 10.3 to Pre-Effective
                         Amendment No. 1 to Registration Statement No.33-51023
                         and incorporated herein by reference).
               10h. --Amendment dated as of March 23, 1994 to Ampal-American                        E-27
                         Israel Corporation's 1993 Stock Option Plan.
               10i. --Agreement dated March 22, 1993 between the Investment
                         Company of Bank Leumi, Ltd., and Ophir Holdings Ltd.,
                         Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat
                         Holdings Ltd.  (filed as Exhibit 10.4 to Pre-Effective
                         Amendment No. 1 to Registration Statement No.33-51023
                         and incorporated herein by reference).
               10j. --Committed Line of Credit Agreement dated as of June 5,
                         1992 and amendments dated October 31, 1992 and October
                         31, 1993.  (filed as Exhibit 10.5 to Pre-Effective
                         Amendment No. 1 to Registration Statement No.33-51023
                         and incorporated herein by reference).
               10k. --Agreement dated January 18, 1994 between Ampal
                         Industries, Inc. and Inerta-Energies and Future
                         Technologies Ltd. [Translation].  (filed as Exhibit
                         10.6 to Pre-Effective Amendment No. 1 to Registration
                         Statement No.33-51023 and incorporated herein by
                         reference).

          Exhibit 11 -- Statement re Computation of earnings per share.                             E-28

          Exhibit 12 -- Statements re Computation of Ratios ..........                              E-29

          Exhibit 21 -- Subsidiaries of the Registrant ...............                              E-30

          Exhibit 25 -- Powers of Attorney ...........................                              E-32


(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the last quarter of the year ended December 31, 1993.


     * Page references preceded by the letter "E" refer to the separately bound volume of exhibits.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

              INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT   Schedule IV
              ----------------------------------------------------   -----------
                             (Amounts in thousands)



                                            Balance at                                  Balance at
Name of Person                              Beginning       Additions     Deductions        End
- - --------------------------------------------------------------------------------------------------

Year Ended December 31, 1993:
- - ----------------------------

INDEBTEDNESS OF:
- - ---------------

Bank Hapoalim B.M........................    $ 98,037        $      -      $ 23,671      $ 74,366
All other related parties as a group.....       9,468               -         4,335         5,133
                                             --------        --------      --------      --------

                                             $107,505        $      -      $ 28,006      $ 79,499
                                             ========        ========      ========      ========


INDEBTEDNESS TO:
- - ---------------

Bank Hapoalim B.M........................    $ 20,684        $      -      $  6,036      $ 14,648
Israel Continental Bank Ltd..............       2,139               -           170         1,969
All other related parties as a group.....       2,246             249             -         2,495
                                             --------        --------      --------      --------
                                             $ 25,069        $    249      $  6,206      $ 19,112
                                             ========        ========      ========      ========



               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

              INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT   Schedule IV
              ----------------------------------------------------   -----------
                             (Amounts in thousands)



                                            Balance at                                  Balance at
Name of Person                              Beginning       Additions     Deductions        End
- - --------------------------------------------------------------------------------------------------

Year Ended December 31, 1992:
- - ----------------------------

INDEBTEDNESS OF:
- - ---------------


Bank Hapoalim B.M........................    $142,871        $      -      $ 44,834      $ 98,037
Israel Continental Bank Ltd..............           -               -             -             -
All other related parties as a group.....      10,593               -         1,125         9,468
                                             --------        --------      --------      --------
                                             $153,464        $      -      $ 45,959      $107,505
                                             ========        ========      ========      ========


INDEBTEDNESS TO:
- - ---------------

Bank Hapoalim B.M........................    $ 35,464        $      -      $ 14,780      $ 20,684
Bank Hapoalim (Cayman) Ltd...............         600               -           600             -
Israel Continental Bank Ltd..............       2,640               -           501         2,139
All other related parties as a group.....       2,266               -            20         2,246
                                             --------        --------      --------      --------

                                             $ 40,970        $      -      $ 15,901      $ 25,069
                                             ========        ========      ========      ========


               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

              INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT   Schedule IV
              ----------------------------------------------------   -----------
                             (Amounts in thousands)



                                            Balance at                                  Balance at
Name of Person                              Beginning       Additions     Deductions        End
- - --------------------------------------------------------------------------------------------------

Year Ended December 31, 1991:
- - ----------------------------

INDEBTEDNESS OF:
- - ---------------


Bank Hapoalim B.M........................    $183,168        $      -      $ 40,297      $142,871
Israel Continental Bank Ltd..............           -               -             -             -
All other related parties as a group.....       6,731           3,862             -        10,593
                                             --------        --------      --------      --------

                                             $189,899        $  3,862      $ 40,297      $153,464
                                             ========        ========      ========      ========



INDEBTEDNESS TO:
- - ---------------

Bank Hapoalim B.M........................    $ 49,753        $      -      $ 14,289      $ 35,464
Bank Hapoalim (Cayman) Ltd...............       1,500               -           900           600
Israel Continental Bank Ltd..............       2,482             158             -         2,640
All other related parties as a group.....       3,967               -         1,701         2,266
                                             --------        --------      --------      --------

                                             $ 57,702        $    158      $ 16,890      $ 40,970
                                             ========        ========      ========      ========




               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                             SHORT-TERM BORROWINGS       Schedule IX
                             ---------------------       -----------
                             (Amounts in thousands)


- - --------------------------------------------------------------------------------------------------------------------
        Column A                  Column B        Column C          Column D         Column E           Column F
- - --------------------------------------------------------------------------------------------------------------------
      Category of                                 Weighted       Maximum Amount   Average Amount    Weighted Average
      Aggregate                  Balance at       Average         Outstanding      Outstanding       Interest Rate
      Short-Term                   End of         Interest        During the       During the         During the
      Borrowings                   Period          Rate             Period           Period (1)         Period (1)
- - --------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1993:
- - ----------------------------

Notes and loans payable           $30,663          5.71%            $36,568           $32,420              5.66%


Year Ended December 31, 1992:
- - ----------------------------

Notes and loans payable           $36,568          6.81%            $36,568           $24,642              7.76%



Year Ended December 31, 1991:
- - ----------------------------

Notes and loans payable           $22,683          8.15%            $22,683           $ 6,066             10.16%






(1)  Based on quarter-end balances.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION     Schedule X
                  ------------------------------------------     ----------
                             (Amounts in thousands)



              ---------------------------------------------
                      Column A                 Column B
              ---------------------------------------------
                                           Charged to Costs
                        Item                 and Expenses
              ---------------------------------------------

              Year Ended December 31, 1993:
              ----------------------------

              1.  Maintenance and repairs         $ 1,078

              5.  Advertising costs                   833


              Year Ended December 31, 1992:
              ----------------------------

              1.  Maintenance and repairs         $ 4,221

              5.  Advertising costs                   101


              Year Ended December 31, 1991:
              ----------------------------

              1.  Maintenance and repairs         $ 1,170

              5.  Advertising costs                 1,116

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                  -------------------------------------------


     The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:



                                           1993        1992        1991
                                          ------------------------------

     March 31                             2.768       2.404       2.261

     June 30                              2.805       2.444       2.395

     September 30                         2.864       2.439       2.393

     December 31                          2.986       2.764       2.283

Haifa, February 15, 1994






Independent Auditor's Report to the Shareholders of
Granite Hacarmel Investments Limited


We have audited the consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries ("the Company") as at December 31, 1993 and 1992, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

We did not audit the financial statements of a consolidated subsidiary, whose statements reflect total assets and total revenues constituting 4.2% and 2.4% (1992 - 3.9% and 2.6%), respectively, of the related consolidated totals. These statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditor.

In our opinion, based on our audit and the report of the other auditor, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1993 and 1992, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

The consolidated financial statements, stated in U.S. dollars in accordance with U.S. generally accepted accounting principles, are translated according to the principles prescribed by Statement of Financial Accounting Standards No.52 (F.A.S.B. 52). Those statements are based on historical nominal amounts and are included in Note 28 to the financial statements.

Without qualifying our opinion we would like to bring to attention Note 26 to the financial statements regarding a ruling by the Controller of Restrictive Trade Practices of the Ministry of Trade and Commerce that in his opinion, part of the exclusive agreements between the oil marketing companies and filling station operators are restrictive agreements. At this time it is too early to estimate whether the ruling of the Controller will be accepted by the Court of Restrictive Trade Practices and, if so, the effects of the ruling on the overall fuel market in general, and on the Company in particular.



Certified Public Accountants (Israel)

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                       Adjusted for the Index of December 1993


                                               N
                                               o
                                               t      Adjusted NIS. (thousands)
                                               e      December 31,  December 31,
                                               s          1993             1992

 Current assets
  Cash and cash equivalents                              5,476           16,424
  Marketable securities                        4        10,689               75
  Compulsory Government loan                   6.C.        605               -
  Accounts receivable and debit balances       4.A.    320,475          269,004
  Inventories                                  5       302,881          405,807
                                                     ---------        ---------
                                                       640,126          691,310
                                                     ---------        ---------

 Investment
  Unconsolidated subsidiaries and others       6        70,873           56,626
  Long-term loans receivable                   7        12,378           12,761
  Compulsory Government loan                   6.C.      1,095            2,054
                                                     ---------        ---------
                                                        84,346           71,441
                                                     ---------        ---------

 Fixed assets
  Property, plant and equipment                8       719,810          664,974
  Less: Accumulated depreciation                       340,744          304,798
                                                     ---------        ---------
                                                       379,066          360,176
                                                     ---------        ---------

 Other assets and deferred charges, net        9        15,031           14,753
                                                     ---------        ---------






                                                     ---------        ---------
                                                     1,118,569        1,137,680
                                                     =========        =========

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                       Adjusted for the Index of December 1993

                                               N
                                               o
                                               t      Adjusted NIS. (thousands)
                                               e      December 31,  December 31,
                                               s           1993            1992
                                              ----
 Current liabilities
  Short-term bank credit                       10        86,063         104,914
  Loans from others                            11        10,205          14,548
  Accounts payable and
   credit balances                             12       199,326         218,792
                                                      ---------       ---------
                                                        295,594         338,254
                                                      ---------       ---------

 Long-term liabilities
  Long-term loans                              13.A.      7,637           7,503
  Debentures convertible into
   shares of the company                       13.B.    253,720         202,686
  Debentures convertible into
   shares of a subsidiary                      13.C.      7,176           7,158
  Customers' deposits                          14        52,516          64,409
  Liabilities for post-retirement
   benefits, net                               15         4,815           5,145
  Deferred taxes, net                          16,23     13,603          14,207
  Capital notes issued to affiliated companies              285           1,275
                                                      ---------       ---------
                                                        339,752         302,383
                                                      ---------       ---------
 Minority  interest in
  consolidated subsidiaries                               5,444           5,207
                                                      ---------       ---------

 Collaterals, commitments and contingent
 liabilities                                   25,26

 Shareholders' equity
  Capital and capital reserves                 18,19    217,900         216,000
  Retained earnings                                     259,879         275,836
                                                      ---------       ---------
                                                        477,779         491,836
                                                      ---------       ---------

                                                      1,118,569       1,137,680
                                                      =========       =========



J. Rosen - Chairman of the Board



       M. Mor - Director



 A. Shachar - Managing Director


Date: February 15, 1994.


The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                       Adjusted for the Index of December 1993
                                      N
                                      o
                                      t            Adjusted NIS. (thousands)
                                      e             Year ended December 31,
                                      s           1993          1992          1991
 Sales                                       1,722,127     1,835,954     1,737,883
 Less: Government imposts                      616,397       630,638(*)    536,399(*)
                                             ---------     ---------     ---------
 Net sales                                   1,105,730     1,205,316     1,201,484
 Cost of sales                        20       877,705       980,202(*)    998,554(*)
                                             ---------     ---------     ---------

 Gross profit                                  228,025       225,114       202,930
                                             ---------     ---------     ---------

 Selling and marketing expenses                135,949       125,910       121,309
 General and administrative expenses  21        34,612        37,793        41,340
                                             ---------     ---------     ---------
                                               170,561       163,703       162,649
                                             ---------     ---------     ---------

Income from operations                          57,464        61,411        40,281
                                             ---------     ---------     ---------

Financing income, net                 22         8,377        21,455(*)      8,331(*)
Other income, net                                2,545         2,122         4,260
                                             ---------     ---------     ---------
                                                10,922        23,577        12,591
                                             ---------     ---------     ---------

Income before taxes on income                   68,386        84,988        52,872
Taxes on income                       23        25,021        34,406        24,242
                                             ---------     ---------     ---------

Income after taxes on income                    43,365        50,582        28,630
Company's share in income
 of affiliates, net                                868         2,058         1,734
Minority interest in income
 of consolidated subsidiaries                     (442)         (117)         (187)
                                             ---------     ---------     ---------

Net income                                      43,791        52,523        30,177
                                             =========     =========     =========

Earnings per ordinary share
 (in adjusted NIS.):

 Primary                                         0.36           0.45          0.27
                                               =======       =======       =======
 Fully diluted                                   0.23           0.36          0.27
                                               =======       =======       =======

(*)  Reclassified, Note 2.N.

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Adjusted for the Index of December 1993

                                              Adjusted NIS. (thousands)
                                   Capital  Premium    Capital   Retained
                                                       Reserves  Earnings     Total
Balance as at January 1, 1991       35,747       -         254    385,777    421,778

Changes in 1991:

Net income for the year                 -        -          -      30,177     30,177

Dividend, net                           -        -          -     (71,189)   (71,189)
                                  --------   -------     -----    -------    -------
Balance as at December 31, 1991     35,747       -         254    344,765    380,766

Changes in 1992:

Net income for the year                 -        -          -      52,523     52,523

Issuance of ordinary shares, net    24,091   71,416(*)      -          -      95,507

Issuance of stock dividend          84,710       -        (254)   (84,456)        -

Proceeds from exercise
 of stock options                        8       28         -          -          36

Dividend (**)                           -        -          -     (36,996)   (36,996)
                                  --------   -------     -----    -------    -------
Balance as at December 31, 1992    144,556   71,444         -     275,836    491,836

Changes in 1993:

Net income for the year                 -        -          -      43,791     43,791

Proceeds from exercise of
 stock options                         405     1,495        -          -       1,900

Erosion of proposed dividend            -         -         -         252        252

Proposed dividend                       -         -         -     (60,000)   (60,000)
                                  --------   -------     -----    -------    -------
Balance as at December 31, 1993    144,961    72,939        -     259,879    477,779
                                  ========   =======     =====    =======    =======

(*)  Net of related issue expenses in the amount of NIS. 6,941 thousand.

(**) Including proposed dividend in the amount of NIS. 20,025 thousand.

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW

                       Adjusted for the Index of December 1993
                                                      Adjusted NIS. (thousands)
                                                       Year ended December 31,
                                                      1993        1992        1991
Cash flows from operating activities
Net income                                          43,791      52,523      30,177
Adjustments to reconcile net income
 to operating cash flows (A):                        9,574     (14,685)    152,918
                                                   -------     -------     -------
Net cash provided by operating activities           53,365      37,838     183,095
                                                   -------     -------     -------

Cash flows from investing activities
Acquisition of fixed assets (2)                    (58,717)    (31,972)    (29,382)
Investment grant received                              160         646       1,403
Proceeds from sale of fixed assets (1)               1,437       1,724       3,533
Dividend received from affiliates                      750          -          691
Long-term loans granted (1)(3)                      (2,154)       (825)     (3,055)
Collection of long-term loans granted                8,749      11,173       5,638
Investment in other assets and deferred charges     (3,015)     (2,604)     (3,893)
Payment on account of investment in a subsidiary   (15,328)         -           -
Proceeds from redemption of compulsory
 government loan                                       574          -           -
Investments in marketable securities               (10,590)         -           -
                                                   -------     -------     -------
Net cash used for investing activities             (78,134)    (21,858)    (25,065)
                                                   -------     -------     -------

Cash flows from financing activities:
Dividend paid, net                                 (19,773)    (71,000)    (17,158)
Dividend paid to minority shareholders
 in a consolidated subsidiary                         (214)       (113)       (113)
Short-term credit from banks                       (18,582)     (9,322)      8,210
Short term loans from others                        (5,067)   (193,728)   (152,371)
Long-term loans received (5)                            -          439       2,361
Long-term loans repaid (4)                          (1,110)     (1,639)     (1,212)
Redemption of capital note issued
 by a consolidated company                              -         (385)         -
Customers' deposits received                         2,081       2,434       3,170
Customers' deposits repaid                          (1,230)     (1,964)     (1,211)
Proceeds from issuance of debentures, net               -      175,566          -
Proceeds from issuance of ordinary shares, net          -       95,623          -
Exercise of options for
 shares of the Company                               1,900          36          -
Exercise of options for
 shares of a subsidiary                                 -          107          -
Exercise of options for
 debentures of the Company, net                     55,816          96          -
                                                   -------     -------     -------
Net cash provided by (used for)
 financing activities                               13,821      (3,850)   (158,324)
                                                   -------     -------     -------
(Decrease) Increase in cash and
 cash equivalents                                  (10,948)     12,130        (294)
Cash and cash equivalents
 at beginning of year                               16,424       4,294       4,588
                                                   -------     -------     -------

Cash and cash equivalents at end of year             5,476      16,424       4,294
                                                   =======     =======     =======

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW

                       Adjusted for the Index of December 1993
                                                      Adjusted NIS. (thousands)
                                                       Year ended December 31,
                                                      1993        1992        1991
(A)
Adjustments to reconcile net
 income to operating cash flows:
Income and expenses not requiring
 cash flows -
Depreciation and amortization                       38,376      35,401      35,238
Amortization of deferred charges, net                1,826       1,855         629
Deferred taxes, net                                   (863)     (4,766)      3,471
(Decrease) Increase in accrued employee
 post-retirement benefits, net                        (603)        843       2,060
Minority interest in income of
 consolidated subsidiaries                             442         117         187
Company's share in undistributed
 loss (income) of affiliates, net                      260      (1,865)       (482)
Income from decrease in holding in a subsidiary
 pursuant to issuance of shares                         -          (29)         -
Capital gains                                         (148)       (322)      (1,590)
Erosion of investment in capital notes, net             71      (7,448)        (396)
Erosion of long-term loans,
 debentures and capital notes issued                (4,483)     18,595       (1,212)
Erosion of loans granted                              (120)       (700)        (301)
Increase in value of compulsory
 Government loan and securities                       (244)       (418)        (231)
Erosion of customers' deposits                     (12,744)     (2,147)      (6,506)

Changes in assets and liabilities -
 Increase in accounts
  receivable and debit balances (2)(3)(4)          (64,216)    (44,728)      (4,363)
 Decrease (Increase) in inventories                102,926     (30,067)     274,606
 (Decrease) Increase in accounts payable
  and credit balances (5)                          (50,906)     20,994     (148,192)
                                                   -------     -------      -------

                                                     9,574     (14,685)     152,918
                                                   =======     =======      =======

(1) In July 1991, assets relating to the activities of a subsidiary company were sold.
    A portion of the proceeds in the amount of NIS. 7,073 thousand is being paid in four equal semi-annual payments linked to the dollar beginning January 31, 1992.

(2) In December 1992, land was acquired from a customer of a subsidiary company for the amount of NIS. 2,590 thousand.  The payment was recorded against the customer's accounts receivable.

(3)  In 1993 current receivables from customers were converted into long-term loans in the amount of NIS. 2,978 thousand (1992 - NIS. 12,093 thousand). Also in
     1992, a balance of a loan amounting to NIS. 320 thousands was written off.

(4)  In 1993, a long-term loan received from a customer in the amount of NIS. 3,313 thousand was set off against the debt of the customer.

(5) In 1993 a long-term loan received from an affiliated company in the amount of NIS. 4,500 thousands was recorded against the credit balance of the affiliated company.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES

A.  General
    -------

    1. The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical New Israel Shekels. In accordance with Opinions issued by the Institute of Certified Public Accountants in Israel, the consolidated financial statements are stated in terms of December 1993 New Israel Shekels ("adjusted shekels") which reflect a uniform purchasing power. Such shekel statements are henceforth referred to as "adjusted statements".

         The comparative figures (including the monetary items) in the adjusted statements (balance sheets, statements of income, statements of changes in shareholders' equity, statements of cash flows) are also stated in terms of December 1993 adjusted shekels.

    2. The adjusted values presented in the adjusted statements do not necessarily reflect realizable value or current economic value, but rather the original historical value or the value including excess of cost over net asset value related to specific assets, adjusted for the changes in the general purchasing power of the Israel currency, to permit comparison of the data on a uniform basis.

    3. The term "cost" used in the adjusted statements means cost in adjusted shekels unless otherwise stated.


B.  Basis of Adjustment - Consumer Price Index
    ------------------------------------------

    The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 1993, based on the Consumer Price Index ("Index") published on January 15, 1994 (see Note 2.G.)


C.  Principles of Adjustment
    ------------------------

    1.   Balance Sheet
         -------------

         a. The non-monetary items (the balance sheet amounts which represent their historical value at the time of their acquisition or creation-see below) were adjusted for the changes in the Index since their acquisition or creation to December 1993.

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES


              The following items were treated as non-monetary items: property, plant and equipment and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products, deferred charges and the related accumulated amortization, and shareholders' equity.

         b. The value of the investments in affiliated companies carried on the equity basis was computed on the basis of the adjusted statements of the affiliated companies.

         c. Deferred taxes, net were computed on the basis of the adjusted data.

         d. Monetary items are stated in the adjusted statements at their historical value.

    2.   Statement of Income
         -------------------

         The items of the statement of income were adjusted in accordance with the changes in the consumer price index as follows:

         a. Amounts relating to non-monetary items in the balance sheet (e.g. depreciation and amortization), or provisions included in the balance sheet (e.g. severance indemnities, vacation pay) were adjusted in accordance with the changes in the corresponding balance sheet items.

         b. Other amounts in the statement of income (e.g. sales, purchases, other current costs), except for financing expenses (income) net, are stated at their adjusted amounts based on the index for the month of the related transactions.

         c. The net financing item, which cannot be independently calculated, is derived from the other items in the statement of income. The item includes, inter alia, amounts required for the adjustment of various items in the statement of income in respect of the inflationary component of the financing included therein.

         d. The Company's equity in the operating results of the affiliated companies and the minority interest in the results of consolidated subsidiaries were determined on the basis of the adjusted statements of the investee companies.

    3.   Comparative figures
         -------------------

         Comparative figures were adjusted to the December 1993 index.

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES

A.  Principles of consolidation
    ---------------------------

    1. The consolidated financial statements of the Company include the consolidated financial statements of the Company and its subsidiaries. The list of subsidiaries which are included in the consolidated financial statements and the percent ownership and control therein are included in a separate schedule to the financial statements.

    2. Intercompany balances and transactions of consolidated companies have been eliminated.


B.  Investments in subsidiary and affiliated companies
    --------------------------------------------------

    1 The investments in subsidiaries and affiliated companies (including a company in which the Company has a substantial influence) are reflected in the financial statements in accordance with their equity adjusted to the balance sheet date together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost which does not exceed equity as of the balance sheet date.

         Subsidiary companies own several other inactive and/or insignificant subsidiaries and therefore are not consolidated and are carried at cost, which does not exceed equity as at the balance sheet date.

    2. The excess of cost of investments in consolidated subsidiaries, which is not related to specific assets, over the value of net assets acquired ("Goodwill"), is included in "Other assets and deferred charges, net" and is amortized on the straight-line method over a period of ten years.

         The excess value of net assets acquired over cost of investments in affiliated companies, which is not related to specific assets, is set off against excess of cost included in "Other assets and deferred charges, net" and is amortized on the straight line method over a period of ten years.

    3. A list of affiliated companies is included in a schedule attached to the financial statements.

C.  Valuation of inventories
    ------------------------

    1.   Change in the method of evaluation of Emergency crude oil and refined
         ---------------------------------------------------------------------
         products inventories
         --------------------

         Sonol recorded the cumulative effect resulting from a change in the method of valuing its Emergency inventories as defined by the Commodities and Services Control Order (Arrangements in the Oil Economy) - 1988 ("The Control Order"). The overwhelming portion of the crude oil and refined product inventories consists of Emergency inventories. In the previous method for valuing inventories, inventories of crude oil and refined products were valued at the lower of their adjusted cost or their market value. According to the new method, the Emergency inventories are valued based on current value, which does not exceed market value in accordance with the lower of the changes in the exchange rate determined by the Fuel Authority ("Fuel Authority rate") or the dollar exchange rate. In all instances, the Emergency inventories valued at the Fuel Authority rate are guaranteed by the Government by way of setting Sonol's recovery price from the market based on the Fuel Authority rate in accordance with the Control Order. The change in the inventory valuation method as mentioned above has no effect on Retained Earnings as of December 31, 1991 and on the statement of income for the year then ended. As a result of the change, net income for 1992 was increased by NIS. 16,700 thousand, comprising NIS. 0.14 in primary earnings per share and NIS. 0.09 in fully diluted earnings per share.

         The emergency crude oil inventory is valued on the basis of the first-in, first out method and the emergency refined products inventory and the commercial inventories (crude oil and refined products) are valued on the basis of the moving average method.

    2.   Other inventories
         -----------------

         The inventories of luboils, spare parts and others are stated at the lower of cost or market.

         The cost is determined by the first-in, first out method except for spare parts which are valued by the moving average method.

D.  Property, plant and equipment
    -----------------------------

    Property, plant and equipment are carried at cost, net of investment grants, or at cost together with the addition of excess of cost over net asset value related to specific assets.
    Betterments and improvements are charged to assets while maintenance and repair expenses are charged as incurred to the statement of income.

E.  Depreciation
    ------------

    Depreciation is computed on the straight line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives.

    The annual rates of depreciation are as follows:

                                                                  %
                                                               -------
    Buildings (including temporary buildings)                   4- 6.5
    Machinery and equipment                                     5-15
    Vehicles                                                   15-20
    Computers                                                     20
    Furniture and office equipment (reflected in
     machinery and equipment)                                   6-10

    The excess of cost over net asset value related to specific assets is depreciated over the remaining useful life as determined at the time the excess of cost was related to those assets.

    Leasehold rights are amortized over the term of the lease.

F.  Debentures convertible into shares
    ----------------------------------

    1. Convertible debentures are presented in accordance with the Opinion No. 53 of the Institute of Certified Public Accountants in Israel on the basis of the probability of their conversion into shares. Debentures are reflected in the financial statements at their liability value.

    2. Costs relating to the issuance of convertible debentures are amortized over the remaining period until their maturity.

G.  Foreign currency and linkage basis
    ----------------------------------

    1. Assets (other than securities) and liabilities in foreign currencies or linked thereto are stated at the exchange rates in effect for the balance sheet date.

         Assets (other than securities) and liabilities linked to the Consumer Price Index ("the Index"), are stated according to the linkage conditions applying to each asset.

    1. The index, the exchange rates and the rate of changes therein were as follows:
                                     December 31,           Changes in %
                                ---------------------    ---------------------
                                1993     1992    1991    1993     1992    1991
                                ----     ----    ----    ----     ----    ----

         Index                  253.2   227.6   208.1    11.2     9.4    18.0
         Exchange rate of
          the U.S. dollar       2.986  2.7884  2.2992     7.1     21.3    11.8

    2. Income and expenses for items paid or linked to foreign currencies are included in the appropriate paragraphs of the statements of income based on the exchange rate in effect when such items were recorded.

    3. Exchange rate or linkage differences resulting from the adjustment of assets or liabilities in foreign currency or of assets and liabilities linked to the consumer price index are included in the nominal statements of income in the appropriate items at the time incurred.

H.  Investments
    -----------

    1.   Government loan
         ---------------

         The investment in a Government Loan is reflected at its present discounted value as calculated in accordance with directions specified in the opinions of the Institute of Certified Public Accountants in Israel. The change in the value of the Government loan is included in the statement of income.

    2.   Marketable Securities
         ---------------------

         The marketable securities are carried at their market value on the date of the balance sheet. The changes in the value of the securities are reflected in the statement of income.

    3.   Capital notes
         -------------

         The investment in capital notes, which are not capital notes of subsidiary companies and which are unlinked and non-interest bearing are carried at their present value, discounted at an annual rate of 11%.

I.  Provision for doubtful receivables
    ----------------------------------

    The Company provides specifically for receivables the collection of which is doubtful in the opinion of the management.

J.  Deferred taxes
    --------------

    Deferred taxes are computed for the purpose of the adjusted financial statements in respect of those components which create the difference between results measured in the adjusted financial statements and the results measured for income tax purposes.

    The deferred taxes are calculated according to the liability method at tax rates that will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of preparation of the financial statements (See note 16.C.).

    1. The main factors in respect of which deferred taxes have been included are as follows:

         a. Differences in depreciation and amortization for accounting and tax purposes;

         b. Differences between the value of inventories for accounting and tax purposes;

         c. Timing differences in recognition of income and expense items for accounting and tax purposes (mainly linkage differences on customers' deposits and provisions for employee post-retirement benefits).

    2. The main factors in respect of which deferred taxes have not been computed:

         a. Amounts of adjustment for the change in the purchasing power of the New Israel Shekels relating to lands, buildings and private motor cars, in accordance with the rules determined by the Institute of Certified Public Accoutants in Israel.

         b. Investments in subsidiaries and affiliates, because it is the Company's intention to hold these investments rather than to sell them.

K.  Liabilities for post-retirement benefits
    ----------------------------------------

    1. The liabilities of the Company and its subsidiaries in respect of pension and severance indemnities are fully covered by provisions for severance indemnities, by deposits in approved funds and by managers' insurance policies. The deposits in approved funds and in managers' insurance plans are not included in the financial statements as they are not under the control of the Company.

    2. The Provision for pension benefits in case of early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is generally up to the time when the employee reaches retirement age and is measured as a fixed percentage of the maximum amount due to the employee from the pension fund. The rate of capitalization for computing the provision is 3% per annum.

    3. In accordance with the labor agreements between subsidiaries and their employees, retiring employees (men at age 65 and women at age 60-65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 60 days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liabilities. The actuarial calculation is based, inter alia, on a capitalization rate of 6% and on an annual real increase of wages at the rate of 3%.

L.  Provision for linkage increments on customers' deposits
    -------------------------------------------------------

    Supergas is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit together with linkage increments from the date of the last approval to the date of payment. In periods subsequent in the last approval, Supergas provides for updating the amounts of the deposits on the basis of the expected next updating that it will request. Supergas provides for this liability on a discounted present value basis.


M.  Earning per share
    -----------------

    1.   Primary earnings
         ----------------

         The earnings per share are computed in accordance with the Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the weighted average of shares outstanding, taking into consideration the retroactive effect to the stock dividend and options.

    2.   Fully diluted earnings
         ----------------------

         The fully diluted earnings per share are computed on the basis of the computation of the primary earnings per share taking into consideration theoretical conversion of the convertible securities subject to an anti dilutive test as stated in the aforementioned Opinion.

N.  Reclassification
    ----------------

    1. As a result of the change in the inventory valuation method (Note 2.C.) in 1992, differences arose in the cost of sales amounts as compared to amounts reported for this item in the past and, as a result cost of sales and financing expenses have been reclassified.

    2. The results of accounting with the Fuel Authority, which were charged to the Government imposts in the past, have been reclassified to cost of sales.
         Comparative figures have been reclassified accordingly.

O.  Foreign currency futures transactions
    -------------------------------------

    The results of futures transactions for the purchase of foreign currency, meant to provide protection for the costs of imports against fluctuations in foreign currencies (Hedging transactions) are reflected on the statement of income at the time the import is recorded.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR

A.  Sonol
    -----

    1. Amounts due to or from the Fuel Authority, to the extent still provisional, are included each year in the accounts according to estimates prepared by Sonol based on past experience. Differences which subsequently arise are reflected in the results of the year in which such differences are determined.

    2. In June 1988, the oil marketing companies entered into a comprehensive agreement ("the Agreement") with the Ministries of Finance and Energy providing mainly as follows:

         a. The oil marketing companies accept the Reform Program for the Energy Sector ("the Reform"), as it is described in the Agreement;

         b. Announcement, through a Government order, of a monthly price structure for refined products which determines the maximum price to consumers and which includes an element of profit and a recovery of non-direct expenses, similar rates, in general, to those that would have been in existence had the Price Structure Agreement remained in force.

         The Reform, which was enacted as of August 8, 1988, is being implemented in stages, the first of which will remain in force at least until the implementation of the second stage, the timetable of which is as yet unknown. The first stage of the Reform allows for the licensing of new oil and gas marketing companies, direct imports of refined products for self-consumption by large customers and the import of crude oil by the refineries. The refineries can sell refined products only to licensed oil marketing companies. The Reform also provides for two categories of crude oil and refined product inventories; Emergency and Commercial. Furthermore, purchases are divided into two categories; Contract and Free (Spot). Contract purchases enter the Emergency inventories and refined products emanating from refining of crude oil from Emergency inventories are absorbed into the Commercial inventory.

         All costs and expenses related to contract purchase and to the holding of Emergency inventories continue to be fully recoverable from the Government while free purchases and the holding of Commercial inventories are at the risk of the oil marketing company.

         The implementation of the first stage of the Reform caused increased competition and, as a result, had an impact on quantities sold and caused an increase in discounts granted and expanded customer credits.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

    3.   In September 1991, the Government decided, inter alia, as follows:

         a. To effect the transfer of ownership of the Emergency inventories of crude oil and refined products from the oil marketing companies to the Government.

         b. To reduce the Emergency inventories by a third, and the annual procurement of Contract purchases to one third of annual consumption, with the intent that the Contract purchases be carried out via tender offers, thus eliminating the accounting between the oil marketing companies and the Fuel Authority in regard to the costs of such purchases. As of January 1993 contract purchases were reduced by 25% and as of January 1, 1994 the contract purchases are carried out via governmental tender offers. The import for such contract purchases is at the full responsibility of the importers.

              It is the opinion of Sonol's management that implementation of the decision to transfer or to reduce the Emergency inventories will not adversely affect Sonol's profitability.

              As of January 1, 1994, the requirement to purchase heavy fuel oil and kerosine by large customers has been cancelled. It is the opinion of Sonol's management that this will not adversely affect Sonol's profitability.

    4. Beginning in December 1992, Government price controls were lifted from fuel products sold outside public stations. As of July 14, 1993 Government price controls were lifted from various fuel products marketed by Sonol in public stations and as of October 26, 1993 Government price controls were lifted from the maximum price of the refined products at the gate of installation marketed by Sonol in public stations.

    5. Beginning November 1, 1993 the method for updating the basket of expenses used in setting and updating the maximum consumer prices of fuel products still subject to price controls was changed.

         At this stage, the negative impact of this change on the financial results of Sonol cannot be determined.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

B.  Supergas
    --------

    1. As of August 1, 1989 the Law of Arrangements in the State Economy (Amended Statutes) - 1989, entered into effect which provides inter-alia for the following:

         a.  Licensing of new gas marketing companies;

         b.  Direct sales of gas by the refineries to gas marketing companies;

         c. Allowing the cancellation of existing contracts between gas suppliers and individual customers, at the customers' election, even if bound by contract.

         The above changes ("the Gas Reform") have resulted in increased competition, particularly in the more profitable bulk supply sector. Such competition has manifested itself primarily through price discounting and increased customer credit. As of the balance sheet date, the Gas Reform has not materially affected Supergas' market share.

         Supergas operates on a maximum price controlled market, except for bulk sales and sales to commercial customers.

    2. Supergas lodged a claim for a declarative judgement against the Ministry of Energy and Infrastructure, the Fuel Authority, regarding certain subjects which partly relate to the period before the Gas Reform and partly thereafter.

         As a result of the rejection of a claim of an other gas company in the Supreme Court, Supergas cancelled its claim regarding subjects relating to the period beginning after the Gas Reform.

         Unsuccessful result in the legal litigation will not cause deterioration in the financial position of Supergas as reflected in its financial statements.

NOTE 4 -  MARKETABLE SECURITIES
                                                     Adjusted NIS. (thousands)
                                                     -------------------------
                                                             December 31,
                                                             ------------
                                                           1993         1992
                                                          -----         ----

    Debentures linked to the consumer price index         6,618          -
    Debentures linked to foreign currency                 1,201          -
    Shares, options and convertible debentures            2,133          -
    Others                                                  737           75
                                                         ------       ------
                                                         10,689           75
                                                         ======       ======


NOTE 4.A.-ACCOUNTS RECEIVABLE AND DEBIT BALANCES
                                                     Adjusted NIS. (thousands)
                                                     -------------------------
                                                             December 31,
                                                             ------------
                                                           1993         1992
                                                           ----         ----
    Customers - open accounts                           189,887      198,939
    Checks and notes receivable                          26,640       20,926
    Less - provision for doubtful receivables(*)         (6,640)      (4,856)
                                                        -------      --------
                                                        209,887      215,009
    Fuel Authority                                       79,033       22,448
    Government Institutions                               1,514          778
    Income receivable                                     5,370        6,330
    Short-term loans granted and current
     portion of long-term loans granted                   8,073       15,585
    Employees                                               638          554
    Prepaid expenses                                      4,008        2,146
    Future tax benefits, net(**)                          3,483        3,224
    Others                                                8,469        2,930
                                                        -------      -------
                                                        320,475      269,004
                                                        =======      =======
    Including related and interested parties              7,577        8,434
                                                        =======      =======
    The largest balance of interested parties
     during the year                                      4,806        2,090
                                                        =======      =======

    (*)  See note 2.I.
    (**) See note 16.

NOTE 5 -  INVENTORIES

    Consist of:
                                                     Adjusted NIS. (thousands)
                                                     -------------------------
                                                             December 31,
                                                             ------------
                                                           1993         1992
                                                        -------      -------
    Crude oil and raw materials                          87,930      146,837
    Finished products                                   207,556      250,436
    Materials and supplies                                7,395        8,534
                                                        -------      -------
                                                        302,881      405,807
                                                        =======      =======



NOTE 6 -  INVESTMENTS

A.  Investments in unconsolidated subsidiaries and others consist of:

                                        Adjusted NIS. (thousands)
                                        -------------------------
                             December 31, 1993           December 31, 1992
                          -----------------------     -----------------------
                          Shares   Loans    Total     Shares   Loans    Total
                          ------   -----    -----     ------   -----    -----
    Unconsolidated
     subsidiaries, at cost    132       4      136        132       4      136

    Affiliated companies
     carried on equity
     basis (1)              5,366    -       5,366      6,376    -       6,376

    Capital notes of
     interested parties(2)   -     31,589   31,589       -     31,660   31,660

    Others, at cost (3)    33,782    -      33,782     18,454    -      18,454
                           ------  ------   ------     ------  ------   ------
                           39,280  31,593   70,873     24,962  31,664   56,626
                           ======  ======   ======     ======  ======   ======
    (1) In the year of account dividends were received from affiliated companies amounting to NIS. 1,878 thousand (1992 - NIS. 195 thousand) which include NIS. 750 thousand from previous years income.

    (2) Capital notes reflected in the balance sheet are
        comprised as follows:
                                                     Adjusted NIS. (thousands)
                                                     -------------------------
                                                             December 31,
                                                             ------------
                                                          1993         1992
                                                          ----         ----
        Face value (a)(c)                               36,066       40,123
        Present value discount (b)                       4,477        8,463
                                                        ------       ------
        Discounted value                                31,589       31,660
                                                        ======       ======

        (a) These notes at face value mature as follows:

            January 10, 1995                            25,966
            January 10, 1996                            10,100
                                                        ------
                                                        36,066
                                                        ======
        (b) See Note 2.H.(3).

        (c) The capital notes are non-marketable, unlinked and bear no interest.

            NIS.3,152 thousand of the capital notes (1992 - NIS.3,507 thousand) is guaranteed by interested party and the balance is unsecured.

    (3) Include NIS. 15,328 thousand (1992 - Nil) relating to an investment, through a subsidiary company, in 50% of the shares of "Otzem Promotion and Investments Ltd." (hereafter "Otzem"). Otzem is the owner of a new shopping center "Kanor" in Or Yehuda and of 45.2% of the shares of "Moraz Profiles Ltd." a producer of P.V.C. profiles for the construction industry. Furthermore, a consolidated subsidiary undertook to provide a shareholders' loan in the amount of NIS. 9,400 thousand. The agreement, signed on September 27, 1993, is subject to examinations and final signature. The aforementioned shopping center was opened to the public in September 1993 and more than 95% of its area has been rented.


B.  Consolidated subsidiaries:

    1.   Vulcan Batteries Ltd.
         ---------------------
         In May 1990, Vulcan Batteries Ltd. completed a public offering of its ordinary shares, convertible debentures and options (expired as of June 30, 1992) thereby reducing Sonol's immediate equity interest to 81.6%, and, assuming full conversion of debentures to 70.8%. The debentures are convertible into ordinary shares at any time prior to maturity (Note 13.C.).

    2.   Sprint Motors Ltd.
         ------------------
         In 1991, Sprint Motors Ltd. (a wholly owned subsidiary of Sonol) sold the franchise for import and marketing of motor vehicles together with the inventory of motor vehicles, spare parts, amounts due from customers at a price slightly in excess of the cost reflected in the financial statements and its part in the property utilized for the purpose of operating the franchise. As a result of the aforesaid, Sprint Motors Ltd. ceased its car business activities.


C.  Compulsory Government loan
    --------------------------
    The compulsory Government loan is Hagalil Peace loan [Note 2.H.(1)].

    The nominal value of the Hagalil Peace loan is linked, at the Company's discretion, to the increase in the index at the rate of 80% in addition to an index linked interest at the rate of 1% per annum or is linked to the increase in the representative rate of exchange of the dollar, without interest. The loans are redeemable in four equal annual payments commencing in the year 1993.

NOTE 7 - LONG-TERM LOANS RECEIVABLES

a. Consist of:
                                                     Adjusted NIS. (thousands)
                                                     -------------------------
                                                             December 31,
                                                             ------------
                                                        1993            1992
                                                        ----            ----
   Loans to customers                                 17,710          18,296
   Loans to employees                                    127              84
   Others                                                597           3,556
                                                      ------          ------
                                                      18,434          21,936
   Less: included in current assets                    6,056           9,175
                                                      ------          ------
                                                      12,378          12,761
                                                      ======          ======
   The years of maturity of the loans:

   First year - current portion                        6,056           9,175
   Second year                                         3,392           4,846
   Third year                                            727           1,453
   Fourth year                                           693             574
   Fifth year                                          7,566           5,888
                                                      ------          ------
                                                      18,434          21,936
                                                      ======          ======
b.  Linkage terms and interest rates:
                                        Adjusted NIS. (thousands)
                                        -------------------------
                         Unlinked        Linked to      Linked to      Total
                                           index        foreign
                                                        currency
                         --------        ---------      ----------     -----
    Interest rates:      0%    10-20%   0-4%   4-10%    0%      5-9%
                         --    ------   ----   -----    --      ----
    December 31, 1993
    -----------------
    Loans to:
     Customers           1,054  2,684   8,932  2,073    2,016    951   17,710
     Employees            -      -        127   -        -       -        127
     Others               -       542      55   -        -       -        597
                         -----  -----   -----  -----    -----    ---   ------
                         1,054  3,226   9,114  2,073    2,016    951   18,434
                         =====  =====   =====  =====    =====    ===
    Less: included in
          current assets                                                6,056
                                                                        -----
                                                                       12,378
                                                                       ======
    December 31, 1992
    -----------------
    Loans to:
     Customers            -     4,138   7,705  3,115      909  2,429   18,296
     Employees            -      -         84   -         -     -          84
     Others               -      -         77   -         -    3,479    3,556
                         -----  -----   -----  -----      ---  -----   ------
                          -     4,138   7,866  3,115      909  5,908   21,936
                         =====  =====   =====  =====      ===  =====
    Less: included in
          current assets                                                9,175
                                                                       ------
                                                                       12,761
                                                                       ======

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT


a.  Consist of:
                                        Adjusted NIS. (thousands)
                                        -------------------------
                            Land       Machinery
                            and        and
                            Buildings  Equipment  Vehicles  Others   Total
                            ---------  ---------  --------  ------   -----
    Cost
    ----
     Balance at beginning
      of year               236,013    375,625    25,191    28,145   664,974
     Additions               22,421     27,147     5,947     3,042    58,557
     Disposals                 (493)      (970)   (2,258)      -      (3,721)
                            -------    -------    ------    ------   -------
     Balance at end of year 257,941    401,802    28,880    31,187   719,810(*)
                            -------    -------    ------    ------   -------
    Accumulated
     depreciation
     ------------
     Balance at beginning
      of year                66,242    203,914    17,822    16,820   304,798
     Depreciation charged     6,987     26,027     3,095     2,267    38,376
     Depreciation in
      respect of disposals     -          (566)   (1,864)      -      (2,430)
                            -------    -------    ------    ------   -------
     Balance at end of year  73,229    229,375    19,053    19,087   340,744
                            -------    -------    ------    ------   -------
     Depreciated balance as
      of December 31, 1993  184,712    172,427     9,827    12,100   379,066
                            =======    =======    ======    ======   =======
     Depreciated balance as
      of December 31, 1992  169,771    171,711     7,369    11,325   360,176
                            =======    =======    ======    ======   =======

    (*) Net of investment grants in the amount of NIS. 9,655 thousand.


b. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 83,366 thousand, for various original periods of 49 - 98 years, ending in the years 1998 - 2072.
    Land and buildings at a cost of NIS. 80,977 thousand have not yet registered in the name of the Company or consolidated subsidiaries at the Land Registry Office. The main reason for the absence of registration is that the land settlement and division process has not yet been arranged.

c. Differences between the depreciated balance of property, plant and equipment in the adjusted financial statements and the future depreciable balance of those assets for tax purposes are treated partly as timing differences (for these differences a deferred tax provision has been made) and partly as permanent differences.

    The amounts treated as permanent differences are as follows:

                                                     Adjusted NIS. (thousands)
                                                     -------------------------
    Balance as of January 1, 1992                             60,509
    Changes in the year 1992                                  (4,310)
                                                              -------
    Balance as of December 31, 1992                           56,199
    Changes in the year 1993                                  (4,334)
                                                              -------

    Balance as of December 31, 1993                           51,865
                                                              ======

d. The item land and buildings includes NIS. 12,417 thousand, payment on account of the acquisition of 50% of the rights of the company "Magor Holdings Ltd. (hereafter "Magor") in land and buildings in a project under construction in Holon, which is known as "Lev-Magor Holon". The estimated completion date of the project is May 31, 1994. The whole amount the Company will pay (through a wholly owned subsidiary) for the project, when completed and title transferred is estimated to be approximately
    NIS. 15,200 thousand. Furthermore, a contract has been signed by the parties for cooperation and management of the project, under which "Magor" has undertaken that the rent from the project, which the wholly owned subsidiary will receive for 10 years, will be not less than NIS. 700 thousand per year, linked to the index.

e.  For floating and fixed charges on the above assets see Note 25.

NOTE 9 - OTHER ASSETS AND DEFERRED CHARGES, NET

   Consist of:
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
                                                    Balance to be amortized
                                                        as of  December 31,
                                                        -------------------
                                                          1993         1992
                                                          ----         ----
    Other assets:
    -------------
    Deferred rent (1)                                    4,551        4,266
    Goodwill in consolidated
     subsidiaries (2)                                    2,462        2,704
    Others                                               2,518        2,072
                                                         -----        -----
                                                         9,531        9,042


    Deferred charges:
    -----------------
    Expenses incurred in the issuance
     of debentures by the Company (3)                    8,296        8,916
    Expenses incurred in the issuance
     of debentures by a consolidated
     subsidiary (3)                                        494          633
                                                        ------       ------
                                                        18,321       18,591

    Less: Deferred credit in a
          consolidated subsidiary (2)                    3,290        3,838
                                                        ------       ------
                                                        15,031       14,753
                                                        ======       ======


(1) Includes leasehold rights not yet amortized in the amount of NIS. 2,349 thousand (1992 - NIS. 1,271 thousand). The aforementioned leasehold rights are for periods ending between the years 2001 - 2044.

(2) For amortization see note 2.B.2

(3) For amortization see note 2.F.

NOTE 10 - SHORT TERM BANK CREDIT

    Linkage terms and interest rates:
    ---------------------------------
                                           Adjusted NIS. (thousands)
                                           -------------------------
                                               December 31, 1993
                                               -----------------
                                 Unlinked     linked      Linked to     Total
                                               to         foreign
                                              Index       currency
                                 --------     --------    ---------      -----
    Interest rates:              10-19.7%     0.5-2.5%    3-9.3%
                                 --------     --------    ------
    Overdrafts                     1,923         -          -           1,923
    Short-term loans              60,863         -        22,403       83,266
    Current portion of
     long-term loans                  52        109          713          874
                                  ------        ---       ------       ------
                                  62,838        109       23,116       86,063
                                  ======        ===       ======       ======


                                           Adjusted NIS. (thousands)
                                           -------------------------
                                               December 31, 1992
                                               -----------------
                                 Unlinked     linked      Linked to     Total
                                               to         foreign
                                              Index       currency
                                 --------     -------     --------       -----
    Interest rates:              10-18%       0.5-2.5%    3-9%
                                 ------       --------    ----
   Overdrafts                      691          -            20          711
    Short-term loans             43,869          -        59,191      103,060
    Current portion of
     long-term loans                 49         128          966        1,143
                                 ------         ---       ------      -------
                                 44,609         128       60,177      104,914
                                 ======         ===       ======      =======


NOTE 11 - LOANS FROM OTHERS

                         Adjusted NIS. (thousands)   Adjusted NIS. (thousands)
                         -------------------------   -------------------------
                             December 31, 1993          December 31, 1992
                             -----------------          -----------------
                         Unlinked  Linked to  Total  Unlinked Linked to  Total
                                   foreign                     foreign
                                   currency                    currency
                         --------  --------  ------   -------  -------- ------
Short term liabilities   3,238(*)   6,967    10,205   4,788(*)  9,760   14,548
                         ========   =====    ======   ========  =====   ======

(*) Include NIS. 2,067 thousand (1992 - NIS. 1,343 thousand) capital notes to related parties. The capital notes are not linked, bearing no interest and redeemable at any time.

    The above liabilities are non interest bearing.

NOTE 12 - ACCOUNTS PAYABLE AND CREDIT BALANCES

                                                    Adjusted NIS. (thousands)
                                                    -------------------------
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        1993           1992
                                                        ----           ----
    Suppliers (mainly crude oil suppliers)            71,903        121,805
    Institutions (mainly V.A.T. and customs)          21,125         19,558
    Salaries and related expenses
     (including provisions)                           15,258         14,021
    Accrued expenses                                   6,388          7,843
    Income tax payable                                13,647         22,586
    Dividend declared payable                         60,000         20,025
    Others                                            11,005         12,954
                                                     -------        -------
                                                     199,326        218,792
                                                     =======        =======

    Include related and interested parties             3,277          9,548
                                                     =======        =======


NOTE 13 - LONG-TERM LIABILITIES

A.  Long-term loans
    ---------------
                                         Rate of    Adjusted NIS. (thousands)
                                         interest   -------------------------
                                            %       December 31,  December 31,
                                          -------   ------------  ------------
                                                        1993           1992
                                                        ----           ----
    U.S. Dollar loans from banks(*)       6-9.3        1,370          2,393
    Customers' deposit - linked
     to index                              -           2,280          2,263
    Customer's deposit - linked
     to foreign currency                   -              51          3,497
    Other loans - linked to index(**)     0-2.5        4,717            341
    Other loans - unlinked               18-19.7          93            152
                                                       -----          -----
                                                       8,511          8,646
    Less: current portion                                874          1,143
                                                       -----          -----
                                                       7,637          7,503
                                                       =====          =====

                                                    Adjusted NIS. (thousands)
                                                    -------------------------
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        1993           1992
                                                        ----           ----
    First year - current portion                         874          1,143
                                                       -----          -----
    Second year                                          480            911
    Third year                                           317            494
    Fourth year                                            9            329
    Fifth year                                           -                9
    No due date                                        6,831          5,760
                                                       -----          -----
                                                       7,637          7,503
                                                       -----          -----
                                                       8,511          8,646
                                                       =====          =====
         (*) Fixed rate of interest for
             the whole period of the loan

         (**)1993 - includes NIS. 4,500 thousand from an affiliated company.

         Accruded interest is included in "accounts payable and credit balances" in the current liabilities.


B.  Convertible debentures into shares of the Company
    -------------------------------------------------
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        1993           1992
                                                        ----           ----
    Debentures (Series 1)(*)                          71,616         73,595
    Debentures (series 2)(**)                        182,104        129,091
                                                     -------        -------
                                                     253,720        202,686
                                                     =======        =======

    (*) Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- per value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar. The debentures mature in 8 equal yearly installments on November 30 in each of the years commencing in 1995 and ending in 2002.

         As of the balance sheet date there are 54,999,912 outstanding debentures (Series 1).

    (**) Registered debentures (Series 2) NIS. 1.- par value each. Every NIS. 5 par value of debentures (Series 2) are convertible into ordinary share of NIS. 1.- par value. The debentures (Series 2) bear interest at an annual rate of 2.5%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar. The debentures mature in 7 equal yearly installments on November 30 in each of the years commencing in 1996 and ending in 2002.

         As of the balance sheet date there are 152,647,948 outstanding debentures (Series 2).

         See also Note 18.D.

    Regarding collaterals see Note 25.


C.  Convertible debentures into shares of a subsidiary
    --------------------------------------------------
    Pursuant to a prospectus of Vulcan as of May 1990, Vulcan issued to the public 4,516,750 registered debentures (Series 1) at par value. The debentures are linked to the index published for April 1990 and bear interest at an annual rate of 0.1%.

    The debentures mature in four equal yearly installments commencing in 1995 and ending in 1998 and they are convertible at any time up to December 26, 1998 into ordinary shares of NIS. 1.- par value at a conversion rate of 200% (1 share for every NIS. 2.- par value of debentures converted, subject to adjustments).

    The debentures are secured by a senior floating charge, equal to all other present and future senior floating charges on all the assets of Vulcan.


D. All the aforementioned debentures are listed for trading on the Tel-Aviv Stock Exchange.

E. The real financial cost of all the above debentures is NIS. 906 thousand, (1992 - NIS. 19,149 thousand).

NOTE 14 - CUSTOMERS' DEPOSITS

a. Customers' deposits as of December 31, 1993 are computed based on the deposit amount approved by the Government decree of February 10, 1994.

b. Customers' deposits held by Supergas include NIS. 38,042 thousand (1992 - NIS. 49,229 thousand) linkage increments accrued on those deposits
    (Note 2.L.).


NOTE 15 - LIABILITIES FOR POST-RETIREMENT BENEFITS, NET

    Consist of:
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                           1993          1992
                                                           ----          ----
    Provision for severance pay                           3,133         3,228
    Less: deposits in approved funds (*)                 (1,115)       (1,332)
                                                          -----         -----
                                                          2,018         1,896
    Provision for early retirement pension (**)           1,321         1,818
    Provision for redemption of unutilized
      sick leave                                          1,476         1,431
                                                          -----         -----
                                                          4,815         5,145
                                                          =====         =====

(*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

(**)Excluding NIS. 609 thousand (1992 - NIS. 882 thousand) current early retirement pension which is included in accounts payable and credit balances.


NOTE 16 - DEFERRED TAXES

a.  Consist of:
                                            Adjusted NIS. (thousands)
                                            -------------------------
                                  Regarding current    Regarding non-
                                  Balance Sheet        current Balance
                                  items                Sheet items       Total
                                  -----------------    ---------------  ------
Balance as of January 1, 1992          (3,623)            19,372        15,749
Adjustment regarding changes
 in the tax rate (see c. below)            82             (1,473)       (1,391)
Other changes in 1992                     317             (3,692)       (3,375)
                                       ------             ------        ------
Balance as of December 31, 1992        (3,224)            14,207        10,983
 Changes in 1993                         (259)              (604)         (863)
                                       ------             ------        ------
Balance as of December 31, 1993        (3,483)            13,603        10,120
                                       ======             ======        ======

b.  Presented in the balance sheet:

                                                    Adjusted NIS. (thousands)
                                                    --------------------------
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                           1993          1992
                                                           ----          ----
    Deferred Taxes in long-term liabilities              13,603        14,207

    Future tax benefits in current assets                (3,483)       (3,224)
                                                         ------         -----

                                                         10,120        10,983
                                                         ======        ======


c. Pursuant to the amendment of the Income Tax Law as of December 22, 1992 the rate of company tax decreased from 40% by 1% for a year commencing from 1993 and ending in 1996 to the rate of 36%.

    The impact of the decreased rate of the tax on the net deferred taxes included in the 1992 financial statements is a decrease in the taxes on income in the statements of income and an increase in the adjusted net income by NIS. 1,391 thousand.

NOTE 17 - LINKAGE OF MONETARY BALANCES

                              Adjusted NIS. (thousands)     Adjusted NIS. (thousands)
                              -------------------------     -------------------------
                                   December 31, 1993           December 31, 1992
                                   -----------------           -----------------
                            Linked   Linked to  Unlinked  Linked  Linked to  Unlinked
                              to     foreign      (*)      to     foreign      (*)
                            index    currency             index   currency
                            ------   ---------- --------- -----   --------    -------
Assets:

 Cash and cash equivalent    -         3,869      1,607    -       14,334       2,090
 Accounts receivable and
  debit balances             3,771    78,737    237,967    6,958   28,533     233,513
 Marketable securities       6,618     1,201      2,870       75    -          -
 Compulsory Government
  loan                       -         1,700     -         -        2,054      -
 Investment in
  capital notes              -         -         31,589    -        -          31,660
 Long-term loans granted     8,213     2,661      1,504    9,184    1,882       1,695
                            ------    ------    -------   ------   ------     -------
                            18,602    88,168    275,537   16,217   46,803     268,958
                            ======    ======    =======   ======   ======     =======

Liabilities:

 Loans from banks            -        22,403     62,786    -       59,211      44,560
 Loans from others           -         6,967      3,238    -        9,760       4,788
 Accounts payable and
  credit balances           16,959    58,247    124,120   36,742  107,901      74,149
 Long-term liabilities
 (including current portion)14,173   255,141         93    9,762  208,576         152
 Customers' deposits        52,516    -          -        64,409   -            -
 Capital notes               -        -             285    -       -            1,275
                            ------    ------    -------   ------   ------     -------
                            83,648   342,758    190,522  110,913  385,448     124,924
                            ======   =======    =======  =======  =======     =======

(*)  Partly bearing interest


NOTE 18 - CAPITAL

a.  Nominal values.

    Consists of:
                                       Authorized         Issued and Paid(*)
                                       ----------         ------------------
                                    NIS. (thousands)      NIS. (thousands)
                                    ----------------      ----------------
                                      December 31,          December 31,
                                      ------------          ------------
                                      1993       1992       1993      1992
                                      ----       ----       ----      ----
    225,000,000 Ordinary
     shares of NIS. 1.- each       225,000    225,000     120,380  120,007
                                   =======    =======     =======  =======

    (*) 120,379,753 ordinary shares (1992 - 120,006,964 ordinary shares).

b.  Stock options (Series 1)
    ------------------------
    In accordance with a prospectus dated February 1992, the Company issued, inter alia, 20,000,000 registered stock options (Series 1) each of which entitled the holders to acquire an ordinary share of NIS. 1.- par value in consideration for a payment of the exercise price of NIS. 4.25 (linked to the consumer price index). The last day for exercising options was on February 28, 1993.

    Until February 28, 1993 (the expiration date of the stock options) 379,721 stock options were exercised and the balance of stock options, which were not exercised, expired.


c.  Stock options (Series 2)
    ------------------------
    In accordance with a prospectus dated February 1992 and with a resolution to allocate to the Company's shareholders prior to the aforementioned issuance, the Company issued 39,984,124 registered stock options (Series 2). Each stock option entitles the holders to acquire an ordinary share of NIS. 1.- par value each in consideration for a payment of the exercise price of NIS.
    4.80 (linked to the consumer price index). The last day for exercising options (Series 2) is on February 28, 1997.

    As of the balance sheet date 16 stock options have been exercised. The balance of stock options outstanding is 39,984,108 options.

d.  Subsequent events
    -----------------
    After the balance sheet date until February 1, 1994, 7,777,130 debentures (Series 2) (see note 13.B.) have been converted into 1,555,426 ordinary shares of NIS. 1.- par value each.

e.  Earnings per ordinary share
    ---------------------------
    1. The net income used in computing earnings per NIS. 1.- par value of shares:

                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                    Year ended December 31,
                                                    -----------------------
                                                 1993        1992        1991
                                                 ----        ----        ----
    The net income used in computing
     primary earnings per share                  43,791    52,523      32,085
    Add - theoretical income deriving from:
     Exercise of options (series 1)                -        1,777        -
     Exercise of options (series 2)               1,608     8,021        -
     Exercise of options (series A)                -        3,454        -
     Exercise of debentures (series 1)            1,677      -           -
     Exercise of debentures (series 2)             (734)     -           -
                                                  -----     ------      ------
    Net income used in computing
     diluted earnings per share                  46,342    65,775      32,085
                                                 ======    ======      ======

    2. The par value of shares used in computing earning per NIS. 1.- par value share:
                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                    Year ended December 31,
                                                    -----------------------
                                                 1993         1992       1991
                                                 ----         ----       ----
         Share capital used in computing
          primary earnings per share             120,318   117,501    119,500
         Add-share capital that may derive from:
          Exercise of options (series 1)           -        17,494      -
          Exercise of options (series 2)          39,984    37,437      -
          Exercise of options (series A)           -        13,105      -
          Exercise of debentures (series 1)       10,000     -          -
          Exercise of debentures (series 2)       28,944     -          -
                                                 -------    ------    -------
         The total share used in computing
          diluted earnings per share             199,246   185,537    119,500
                                                 =======   =======    =======

    3. In 1992: in computing the diluted earnings per share the following were not included, because of their anti-dilutive effect:

         Debentures (series 1)
         Debentures (series 2)

    4. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a capitalization rate of 3% (1992 - 2.5%, 1991 - 3.5%) for securities linked to the index and 3.5% (1992 - 4%, 1991 - 5%) for securities linked to the exchange rate of the U.S. dollar.

NOTE 19 - CAPITAL RESERVES
                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                    Year ended December 31,
                                                    -----------------------
    Nominal values                                 1993                 1992
    --------------                                 ----                 ----
    Share premium                                  60,668             59,286
    Share of the Company and a subsidiary
     in the revaluation reserve of an affiliate       240                126
                                                   ------             ------
                                                   60,908             59,412
                                                   ======             ======
    See also Note 28.C.


NOTE 20 - COST OF SALES
                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                    Year ended December 31,
                                                    -----------------------
                                                 1993          1992(*)  1991(*)
    Material used:                               ----          -------  -------
    --------------
     Crude oil and refined
      petroleum products                         712,950    784,667   784,381
     Raw materials and
      auxiliary materials                         42,664     40,564    41,994
     Finished luboil
      products purchased                           2,084      2,676     1,599
                                                 -------    -------   -------
                                                 757,698    827,907   827,974
                                                 -------    -------   -------

    Labor and sub-contract work
    ---------------------------
     Labor (including
      related expenses)                            8,764      9,658     8,819
     Sub-contract work -
     (refining and terminal
      charges)                                    62,272     80,825    91,427
                                                 -------    -------   -------
                                                  71,036     90,483   100,246
                                                 -------    -------   -------
    Production costs                              41,714     49,506    43,370
                                                 -------    -------   -------
    Depreciation                                   2,085      2,277     2,315
                                                 -------    -------   -------
    Automobiles                                    -          -        14,283
                                                 -------    -------   -------
    Batteries                                      5,172     10,029    10,366
                                                 -------    -------   -------
    Total cost of sales                          877,705    980,202   998,554
                                                 =======    =======   =======
    Increase (decrease) in inventories          (102,926)    30,067  (274,606)
                                                 =======    =======   =======
    (*) Reclassified, Note 2.N.

NOTE 21 - GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include a provision for doubtful receivables and receivables written off amounting to NIS. 2,303 thousand (1992 - NIS. 2,927 thousand; 1991 - NIS. 2,058 thousand).


NOTE 22 - FINANCING INCOME, NET

    a. Includes income of NIS. 7,877 thousand resulting from the retroactive adjustment of a subsidiary company's liability prescribed by law in connection with customers' deposits. Furthermore, in the year of account, income of NIS. 4,322 thousand is included resulting from cancellation of provision for interest and linkage increments. The cancellation became possible as a result of receiving final tax assessments in respect of previous years.

    b. In the year 1992, income of NIS. 5,096 thousand is included resulting from a reduction in the discount rate on capital notes of related parties from 20% to 11%. (see Notes 2.H. and 6).


NOTES 23 - TAXES ON INCOME

a. The Company opted to be taxed commencing from the tax year 1986 and ending in the tax year 1991 under the Income Tax Regulations (Rules Relating to the Bookkeeping of Foreign Invested Companies and of Certain Partnerships and to the Determination of their Taxable Income) - 1986. Commencing from the tax year 1992, the Company opted not to be taxed under the above mentioned income tax regulations. Beginning from the tax year 1992 (Sonol, Supergas and Aloc in prior years too) the taxable income of the Company and its aforesaid subsidiaries is computed under the Income Tax Law (Inflationary Adjustments) - 1985.

     Vulcan, having the status of an approved enterprise, is entitled to a reduced income tax rate in accordance with the the Law for the Encouragement of Capital Investments - 1959. A portion of the benefits terminated in 1992 (approx. 40%) and the remaining part will conclude in 1995. Up to the date of these financial statements, Vulcan complied with all the conditions required a result of its approved enterprise status.

b.   The provision for taxes on income in the statements of income consists of:

                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                    Year ended December 31,
                                                    -----------------------
                                                 1993        1992       1991
                                                 ----        ----       ----
     Current taxes including
      inflationary erosion of
      advance tax payments                       30,029    39,172     21,428
     Deferred taxes, net (*)                       (863)   (4,766)     3,471
                                                 ------    ------     ------
                                                 29,166    34,406     24,899

     Overprovisions pertaining to
      prior years, net                           (4,145)     -          (657)
                                                 ------    ------     ------
                                                 25,021    34,406     24,242
                                                 ======    ======     ======
    (*)  See note 16.C.

c.  Final tax assessments
    ---------------------
    The Company, Supergas, Aloc, Sonapco, Sprint, Chem Ami and Sonol Yad Mordechai have received final tax assessments through tax year 1991. Sonol and Vulcan have received final tax assessments through the tax year 1990.

d.  Reconciliation between the theoretical tax on the reported income and the
    -------------------------------------------------------------------------
    tax on income charged in the statements of income
    -------------------------------------------------

                                                 Adjusted NIS. (thousands)
                                                 -------------------------
                                                  Year ended December 31,
                                                  -----------------------
                                                1993        1992         1991
                                                ----        ----         ----
     Taxes at statutory rate                     39%         40%          41%
                                                ====        ====         ====

     The theoretical tax at the
      applicable tax rate                     26,670      33,995       21,679
     Erosion of advanced tax payments            859         810        1,312
     Differences in the definition of
      capital and assets for tax
      purposes and others, net                 1,637         992        1,908
     Adjustment of deferred taxes due
      to changes in the tax rate                -         (1,391)        -
     Taxes for prior years                    (4,145)       -            (657)
                                              ------      ------       ------
                                              25,021      34,406       24,242
                                              ======      ======       ======

NOTE 24 - ADJUSTMENT OF PROVISIONS

    In prior years Sonol included in its financial statements certain provisions for amounts that in the opinion of its management Sonol might be requested to pay. These provisions have not been recognized for income tax purposes and the tax has been paid.

    The policy of Sonol is to estimate at every financial reporting date its exposure as aforesaid prevailing of that date. Accordingly, Sonol reflected in its statements of income the decrease of such provisions and the cancellation of the remaining balance in the year ended December 31, 1991 amounted to NIS. 9,200 thousand, net after tax effect.


NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

a.  Floating and fixed charges
    --------------------------
                             Adjusted NIS. (thousands)
                             --------------------------
                                 December 31, 1993       Collateralized by
                                 -----------------       -----------------
    Short-term bank                                    Floating charges on
     credits                        1,923              current assets of the
                                                       main subsidiaries.

    Loans from others                                  Floating charges on
                                   83,266              current assets of Sonol.

    Accounts payable and credit                        Floating charges on
     balances (including accrued                       current assets of Sonol
     interest on short-term
     bank loans)                      225

    Long-term bank loans            1,682              Floating charge on
                                                       current assets of Sonol
                                                       and fixed charges on all
                                                       the assets of Vulcan and
                                                       fixed charges on part of
                                                       the fixed assets of
                                                       Milchen.

    Investment grant                2,922              Floating charge on all
                                                       the assets of Vulcan.

    Convertible debentures of                          Senior floating charge
     a subsidiary                   7,176              equal to all other senior
                                                       floating charges on all
                                                       the assets of Vulcan.

    Convertible debentures        253,720              Floating charge
                                                       subordinated to other
                                                       floating charges on all
                                                       the assets of the
                                                       Company.

b.  Liabilities and contingencies
    -----------------------------
    1.   Indemnification and Insurance of senior officers
         ------------------------------------------------
         A general meeting of the shareholders resolved to amend the Articles of Association of the Company in order to enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

    2    Pending litigation
         ------------------
         a. Claims (mainly legal claims) arising in the normal course of business have been lodged against subsidiaries and affiliated companies. Regarding part of the said claims appropriate provisions have been made. In the opinion of the companies' managements, and based on the opinion of legal counsel, the provisions made are sufficient to cover the possible costs.

         b. A claim in the amount of approximately NIS. 4 million was lodged against the Company. The plaintiffs are requesting, inter alia, the enforcement of an operating agreement of a station being operated by someone else, who, according to them, transferred to them, with the Company's consent, the operation of the station. The Company denies all of the plaintiffs' claims and has submitted its defense arguments which counter all the plaintiffs' claims. In the opinion of Sonol's legal counsel no substantial risk exists in this claim.

         c. A claim was submitted against Sonol by a customer owning land leased to Sonol on which a station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff and a monetary claim against Sonol in the amount of approximately NIS. 4 million. In the opinion of Sonol's legal counsel the claim's prospects (as far as the amount of the claim is concerned) are weak.

         d. Within the framework of arbitration proceedings between Sonol and one of its agencies (which is owned and managed by a related party to the Company who ceased to be a related party subsequent to the balance sheet date), the agency submitted a claim in the amount of approximately NIS. 36 million, primarily on account of the loss of current and future earnings. The Company contends that this was done contrary to the arbitration agreement between the parties. Sonol applied to the Court to cancel the arbitration agreement. In the opinion of Sonol's legal counsel, the plaintiff's prospects are negligible.

         e. In November 1993 a claim was lodged against an affiliated company and against its shareholders, which include Sonol. The total claim is approximately NIS. 15 million regarding the sale of fuel products under restrictive trade practices (as the plaintiff claims) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a good defense against the claim.

         f. A claim in the amount of NIS. 688 thousand was lodged in court against Vulcan by a former distributor of its products regarding losses and damage to its goodwill caused by the cancellation of the distribution agreement with him.

              Vulcan has denied the above claim and has lodged a counter-claim in court amounting to NIS. 1,057 thousand. In the opinion of Vulcan's management, based on the opinion of legal counsel, the claim probably will be denied.


C.  The consolidated subsidiary companies are committed as follows:

                                                    Adjusted NIS. (thousands)
                                                    -------------------------
    Future fixed assets expenditures                         30,285

    Rental leases and obligations in
     accordance with signed agreements with agencies
     for the use of their outlets for marketing
     of Sonol's products over various periods(*)             17,939

    Lease obligation for a computer
     and other equipment over
     periods of up to five years                              1,252


    (*)  The rental liability for each of the years
          following 1993 is as follows:
             1994                                             1,275
             1995                                               969
             1996                                               973
             1997                                               993
             1998                                               994
             1999 and thereafter                             12,735
                                                             ------
                                                             17,939
                                                             ======

                                                  Adjusted NIS. (thousands)
                                                  -------------------------
D.  The consolidated subsidiaries have
     contingent liabilities in respect of:

    1.   Acquisition of crude oil or refined products -
          open letter of credits                                8,471

    2.   The subsidiary Supergas has given a guarantee
          in favor of a bank regarding a loan given by          1,450
          the bank to a partnership (in which Supergas is a partner).

    3.   The subsidiary Sonol has guaranteed the liability
         of Vulcan in regard to the acquisition of the
         land and building on which it is situated              3,022

    4.   The consolidated subsidiary, Granite Properties,
         undertook to grant a shareholder's loan to
         Otzem (see Note 6.a)                                   9,400

    5.   Various guarantees                                     1,816

    6.   Guarantees given to Customs and Excise
         Department for payment of customs duty,
         purchase and other taxes that may be
         due to that Department by the Company,
         Sonol and a related Company                    Unlimited account


NOTE 26 - RULING BY THE CONTROLLER OF RESTRICTIVE TRADE PRACTICES

On June 29, 1993, the Controller of Restrictive Trade Practices of the Ministry of Industry and Commerce, submitted his ruling given in accordance with paragraph 43(a) of the Law of Restrictive Trade Practices in regard to the exclusive agreements between the oil marketing companies and filling station operators stating that, in his opinion, such exclusive agreements are restrictive agreements as defined by the Law of Restrictive Trade Practices - 1988.

The Controller, in his ruling, reviewed various types of relationships between the oil marketing companies and station operators and stated that his ruling will effect approximately 77% of the stations of the company's subsidiary, Sonol Israel Ltd. and 75% of all the stations in the country. The ruling does not relate to specific agreements and does not affect Company owned stations.

The Controller ruled that he is postponing the effective date of his decision and recommendations in accordance with paragraph 43(e) of the Law of Restrictive Trade Practices due to the "significant influences" that may result from his decision and will allow the oil marketing companies to protest the decision within thirty days of the receipt of his ruling by the Court of Restrictive Trade Practices.

The controller's ruling will not be considered as prima facie evidence in any legal proceedings unless the Court of Restrictive Trade Practices will so determine.

Sonol has filed a protest to the Court for Restrictive Trade Practices.

At this time, it is too early to estimate whether the ruling of the Controller will be confirmed by the Court of Restrictive Trade Practices and if so, the effects of the ruling on the overall fuel market, in general, and on the Company in particular.


NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

a.  Benefits to interested parties and transactions with them.
    ----------------------------------------------------------
    1.   Finance income and expenses from interested parties
         ---------------------------------------------------
                                                   Year ended December 31,
                                                -----------------------------
                                                1993         1992        1991
                                                ----         ----        ----
                                                      NIS. in Thousands
                                                      -----------------
                                                Adjusted    Nominal    Nominal
                                                --------    -------    -------
         Financing income                         729          536       717

         Financing expenses                        14        1,233     1,002

    - Transactions conducted in the normal course of the Company's consolidated business with banking groups and others having and indirect interest in the Company have not been separately disclosed.

    - In 1992, the Company paid commission in the amount of NIS. 3,057 thousand to indirect interested parties for public offerings of shares, options and debentures.

    2.   Benefits to interested parties
         ------------------------------
                                                   Year ended December 31,
                                      Number    -----------------------------
                                        of      1993         1992        1991
                                      persons   ----         ----        ----
                                      -------         NIS. in Thousands
                                                      -----------------
         (1)  Interested party
              employed in the group      1       970          834         784

         (2)  Directors (in 1991 -1)     3       126          123          72

NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

    3.   Transactions and commitments with interested and related parties
         ----------------------------------------------------------------

                                                   Year ended December 31,
                                                   -----------------------
                                                1993         1992        1991
                                                ----         ----        ----
                                                      NIS. in Thousands
                                                      -----------------
         Income:
         Sales (*)                              40,160      18,104     17,010
         Management fee                            472         741        780
         (Amortization) addition to
         capital notes, net                        (71)      7,448        396

         Expenses:
         Management fee                             -        1,565      4,064
         Rent                                      500         478        481
         Participation in expenses                 106          60        169


         (*) All the sales to interested parties are made in the normal course of business and under accepted financial conditions.

              A consolidated subsidiary paid management fees to related parties in the amount of NIS. 287 thousand (1992 - 311 thousand; 1991 - 370 thousand).

         b.   Balances with interested and related parties
              --------------------------------------------
              Balances with interested and related parties are detailed in the financial statements and the notes attached thereto.

NOTE 28 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS

The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical nominal New Israel Shekels.

The translated consolidated financial statements, stated in U.S. dollars, have been prepared for use in connection with the preparation of the financial statements of a U.S. shareholder.

The functional currency of the Company is the U.S. Dollar. Despite the significant reduction in Israel's rate of inflation, the Company has continued to prepare its consolidated financial statements in U.S. dollars in accordance with translation principles identical to those prescribed by Statement of Financial Accounting Standards No. 52 ("F.A.S.B. 52"), based on the historical nominal amounts.


                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                             (In thousands)

                                                     Translated to U.S. Dollars
                                                             December 31,
                                                    ---------------------------
                                                        1993             1992
                                                    --------         --------
Current assets:
 Cash and cash equivalents                             1,833            5,296
 Investments in securities                             3,792               32
 Accounts receivable and debit balances              107,485           85,959
 Inventories                                         102,542          131,754
                                                     -------          -------
                                                     215,652          223,041
                                                     -------          -------
Investments:
 Unconsolidated subsidiaries and others               20,482           15,251
 Compulsory Government loans                             366              660
                                                     -------          -------
                                                      20,848           15,911
                                                     -------          -------
Long-term receivables                                  4,145            4,113
                                                     -------          -------
Property, plant and equipment                        158,531          139,949
 Less: Accumulated depreciation                       67,783           59,087
                                                     -------          -------
                                                      90,748           80,862
                                                     -------          -------
Other assets and deferred charges, net                 5,278            5,069
                                                     -------          -------
                                                     336,671          328,996
                                                     =======          =======

                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                                  (In thousands)

                                                     Translated to U.S. Dollars
                                                     --------------------------
                                                             December 31,
                                                             ------------
                                                         1993             1992
                                                         ----             ----
Current liabilities:
 Short-term bank credits                               28,823           33,819
 Loans from others                                      3,417            4,690
 Accounts payable and
  credit balances                                      66,803           70,557
                                                      -------          -------
                                                       99,043          109,066
                                                      -------          -------
Long-term liabilities:
 Long-term loans                                        2,558            2,418
 Debentures convertible into shares
  of the company (I)                                   80,994           60,627
 Debentures convertible into shares
  of a subsidiary                                       2,403            2,308

Customers' deposits                                    17,587           20,763

Liabilities for post-retirement benefits, net           1,613            1,659

Deferred taxes, net (II)                                2,864            8,238

Capital notes issued to affiliated companies               95              411
                                                      -------          -------
                                                      108,114           96,424
                                                      -------          -------
Minority shareholders' interest
 in consolidated subsidiaries                           1,687            1,557
                                                      -------          -------
Shareholders' equity:

 Capital                                               54,965           54,831
 Capital reserves (II)                                 32,371           31,874
 Retained earnings                                     40,491           35,244
                                                      -------          -------
                                                      127,827          121,949
                                                      -------          -------
                                                      336,671          328,996
                                                      =======          =======

                          CONSOLIDATED STATEMENTS OF INCOME
                          ---------------------------------
                                  (In thousands)


                                                 Translated to U.S. Dollars
                                                 --------------------------
                                                   Year ended December 31,
                                                   -----------------------
                                                1993          1992       1991
                                                ----          ----       ----
Revenues:
 Sales                                       578,338       643,475    585,994
 Less: Government imposts                    207,119       221,100(*) 181,081(*)
                                             -------       -------    -------
 Net sales                                   371,219       422,375    404,913
 Other income, net                               872           762      1,602
                                             -------       -------    -------
                                             372,091       423,137    406,515
                                             -------       -------    -------
Costs and expenses:
 Cost of sales                               293,536       337,653(*) 335,295(*)
 Selling, general and
  administrative expenses                     46,034        47,758     44,672
 Depreciation and amortization                 9,078         8,180      7,774
 Financing (income) expenses, net             (3,604)        1,611     (5,588)
                                             -------       -------    -------
                                             345,044       395,202    382,153
                                             -------       -------    -------
Operating income before taxes on income       27,047        27,935     24,362
Taxes on income                                8,591        10,626      6,339
                                             -------       -------    -------
Operating income after taxes on income        18,456        17,309     18,023
Company's share in income
 of affiliates, net                              355           510        885
Minority interest in income
 of consolidated subsidiaries                   (198)          (11)      (129)
                                             -------       -------    -------
                                              18,613        17,808     18,779
Cumulative effect of the change
 in accounting for taxes on income (III)       6,728          -          -
                                             -------       -------    -------
Net income                                    25,341        17,808     18,779
                                             =======       =======    =======




(*) Reclassified

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   -----------------------------------------------
                                   (In thousands)


                                               Translated to U.S. Dollars
                                               --------------------------
                                                              Retained
                                         Capital   Reserves   Earnings    Total
                                         -------   --------   ---------   -----


Balance as at January 1, 1991             5,153     3,247     74,399     82,799

Changes in 1991:

Net income for the year                    -         -        18,779     18,779

Dividend, net                              -         -       (25,451)   (25,451)
                                         ------     ------    ------     ------
Balance as at December 31, 1991           5,153      3,247    67,727     76,127

Changes in 1992:

Net income for the year                    -         -        17,808     17,808

Cancellation of deferred shares          (2,686)     2,686      -          -

Issuance of ordinary shares               8,505     31,865      -        40,370

Issuance of stock dividend               43,857     (5,933)  (37,924)      -

Exercise of stock options                     2          9      -            11

Dividend                                   -          -      (12,367)   (12,367)
                                         ------     ------    ------     ------
Balance as at December 31, 1992          54,831     31,874    35,244    121,949

Changes in 1993:

Net income for the year                    -          -       25,341     25,341

Exercise of stock options                   134        497      -           631

Proposed dividend                          -          -      (20,094)   (20,094)
                                         ------     ------    ------     ------
Balance as at December 31, 1993          54,965     32,371    40,491    127,827
                                         ======     ======    ======    =======

(I) During 1992 the company completed initial public offerings of shares, options and debentures.

      The proceeds of the public offerings have been allocated to the securities issued on the basis of their fair market prices at the beginning of trading on the stock exchange. As a result, the debentures are carried at their discounted values as follows:

                                                      U.S. Dollars (thousands)
                                                     -------------------------
                                                            December 31,
                                                            ------------
                                                        1993             1992
                                                        ----             ----
    Debentures (Series 1 and 2) - face value          84,920           65,338
    Discount (Series 1) (*)                            3,976            4,711
                                                      ------           ------
                                                      80,994           60,627
                                                      ======           ======

    (*) The discount is being amortized over the remaining period until their maturity.


    See note 13.B.


(II) In the public offering in February 1992, the company issued stock options to employees. The excess of the value of the options granted over the cost to the employees in the amount $ 1,296 (thousand) was charged to the statement of income and credited to capital reserves. On this amount the company recorded deferred tax benefits in the amount of $ 548 (thousand) which will be recognized for tax purposes when the options are transferred to the employees and income tax will be paid thereon.

(III) As of January 1, 1993, the Company adopted F.A.S.B. 109 of the American Institute of Certified Public Accountants. The cumulative effect of this change as of December 31, 1992, $ 6,728 thousand, was recorded by the Company on a consolidated basis as a deferred taxes asset and reduced the deferred taxes liability on the financial statements.

(IV) As of 1993 the Company adopted F.A.S.B. 115 (Accounting for certain Investments in Debt and Equity Securities) of the American Institute of Certified Public Accountants. The effect of the change in 1993 was to increase Marketable Securities by $ 18 thousands, Net Income by $ 11 thousands and Taxes on Income by $ 7 thousands. The change had no effect on prior years.

                     LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES
                     --------------------------------------------

                                                           Holding and Control
                                                           at balance sheet date
                                                           ---------------------
                                                                       %
                                                                       -
Consolidated Subsidiaries
- - -------------------------
Sonol Israel Ltd.                                                     100
Vulcan Batteries Ltd.                                                  82
Sprint Motors Ltd.                                                    100
Milchen Sonol Agency Ltd.                                              67
Allied Oils and Chemicals Ltd.                                        100
Sonol Yad Mordechai (1972) Ltd.                                        59
Chem Ami Ltd.                                                         100
Sonapco Bank Street Corporation                                       100
Supergas Israel Gas Distribution Company Ltd.                         100
Supergas Hanegev Ltd.                                                  65
Supergas Rehovot 89 Ltd.                                               90
Supergas Heating (1984) Ltd.                                          100
Granite Hacarmel Holdings (1993) Ltd.                                 100
Granite Hacarmel Properties (1993) Ltd.                               100
Granite Hacarmel O.Y. Holdings Ltd.                                   100


Affiliated Companies
- - --------------------
Aviation Services Ltd.                                                 22.5
Tanker Services Ltd.                                                   25
United Petroleum Export Company Ltd.                                   25

  Igal Brightman
   & Co.
  [Logo]         3 Daniel Frisch Street Telephone: 972 (3) 696-4263
  --------------
                 Tel Aviv 64731, ISRAEL Facsimile: 972 (3) 696-0130
                 P.O.B. 16593, Tel Aviv 61164


                 AUDITOR'S REPORT TO THE SHAREHOLDERS
                            OF AM-HAL LTD.
                            --------------

       We have audited the balance sheets of AM-HAL LTD. As of December 31, 1993 and 1992, the statements of profit and loss, changes in shareholders' equity and cash flows for each of the three years then ended. Our audits were made in accordance with generally accepted auditing standards, including those prescribed under the Auditor's Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The primary financial statement of the company were drawn up in accordance with generally accepted accounting principles in Israel, and as explained in note 2B, were accordingly presented in terms of constant New Israeli Shekels. The attached financial statements have been prepared at the request of a shareholder on the basis of the primary financial statements by adjusting those statements to generally accepted accounting principles in the United States as explained in note 2E.

       In our opinion, the attached financial statements present fairly, in terms of constant New Israeli Shekels, the financial position of the company as of December 31, 1993, and 1992, the results of its operations, changes in shareholders' equity and cash flows for each of the three years then ended, in conformity with generally accepted accounting principles in the United States.

       Pursuant to section 211 of the Companies Ordinance (New Version) 1983, we state that we have received all the information and explanations required by us and our opinion on the above statements is given according to the best of our knowledge and the explanations received by us and as shown by the books of the company.

  /s/ Igal Brightman & Co.
  ------------------------
  IGAL BRIGHTMAN & CO.
  Certified Public Accountants
  Tel-Aviv, February 14, 1994.

  Igal Brightman
   & Co.
  [Logo]         3 Daniel Frisch Street Telephone: 972 (3) 696-4263
  --------------
                 Tel Aviv 64731, ISRAEL Facsimile: 972 (3) 696-0130
                 P.O.B. 16593, Tel Aviv 61164


  To the Board of Directors of Am-Hal Ltd.

  At your request, we have audited the translation into U.S. dollars of the audited financial statements of Am-Hal Ltd. as of December 31, 1993 which were prepared in adjusted N.I.S. and our audited report on them was made on February 14, 1994. The translation of the above mentioned financial statements into U.S. dollars was made solely for the purpose of Ampal-American Israel Corporation (hereafter - Ampal) and in accordance with the guidelines described in Note 2, which were prescribed by Ampal.

  Our audit of the translation was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance)
  1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  In our opinion the attached financial data was translated into U.S. dollars in accordance with the guidelines described in Note 2.

  /s/ Igal Brightman  & Co.
  -------------------------
  IGAL BRIGHTMAN & CO.
  Certified Public Accountants
  Tel-Aviv, February 20, 1994

                     COHEN, EYAL, YEHOSHUA & CO.
                  Certified Public Accountants(Isr.)

  51 Weismann St., PO BOX 21592           COHEN ELIAHU C.P.A.(ISR.)
  TEL AVIV 61214, ISRAEL 61214            EYAL ITAMAR C.P.A. (ISR.)
  TEL 03-6952210, FAX 03-6953517      YEHOSHUA NISSIM C.P.A. (ISR.)

               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
               ---------------------------------------
                        AMPAL ENTERPRISES LTD.
                        ----------------------
                      SPECIAL PURPOSE STATEMENTS
                      --------------------------

       We have examined the Balance Sheet of Ampal Enterprises Ltd. as at December 31, 1993, the Statement of Profit and Loss and the Statement of Changes in Shareholders' Equity for the year ended on that date. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israel currency, in accordance with rules prescribed by the Institute of Certified Public Accountants in Israel. Condensed nominal Israel currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 6.

       The data in the financial statements relating to the investment in the included company and to the Company's share in its profits, amounting to N.I.S. 1,326 thousand, are based on financial statements examined by other Certified Public
  Accountants.

       In our opinion, based on our examination and the opinion of other Certified Public Accountants, as aforesaid above, the abovementioned financial statements, present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1993, the results of its operations and the changes in its shareholders' equity for the year ended on that date. Also, in our opinion, the financial statements based on the nominal data (Note 6) present fairly, in nominal terms, the financial position of the Company as at December 31, 1993, and the results of its operations and the changes in its shareholder's equity for the year ended on that date, on the basis of the historical cost convention.

       Pursuant to Section 211A of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state that the auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the
  United States.
                      /s/ Cohen, Eyal, Yehoshua  & Co.
                      --------------------------------
                      Cohen, Eyal, Yehoshua & Co.
                      Certified Public Accountants (Isr.)

  March 8, 1994

                          FAHN, KANNE & Co.
                 Certified Public Accountants (Isr.)

  5, DRUYANOV ST., TEL-AVIV 63143                        Number: 52
  P.O.B. 11535, TEL-AVIV 61114              Tel-Aviv, March 8, 1994
  TEL 03-294946, FAX 03-201386


               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                    AMPAL FINANCIAL SERVICES LTD.
               ---------------------------------------

  We have examined the Balance Sheets of AMPAL FINANCIAL SERVICES LTD. as of December 31, 1993 and 1992 and the Statements of Income, Changes in Shareholders' Equity and the Statements of Cash Flows for the three years ended December 31, 1993, 1992 and 1991. We have also examined the data in nominal values in the Balance Sheets as of December 31, 1993 and 1992 and in the Statements of Income and the Statements of Cash Flows for the three years ended December 31, 1993, 1992 and 1991 (Note 12).
  Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The above financial statements were prepared on the basis of the historical cost convention adjusted for changes in the general purchasing power of the Israeli Shekel according to Opinions issued by the Institute of Certified Public Accountants in Israel.

  In our opinion, the above financial statements present fairly in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the three years ended December 1993, 1992 and 1991. Also, in our opinion, the financial statements based on nominal data (Note 12) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the three years ended December 31, 1993, 1992 and 1991, on the basis of the historical cost convention.

  We also state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

  Pursuant to the United States Securities and Exchange Commission requirements, we state:-

  a) The abovementioned generally accepted accounting principles were supplied on a consistent basis.

  b) The auditing standards and procedures mentioned above are Israeli auditing standards and procedures which are substantially similar to the standards in the United States.

                                              /s/ FAHN, KANNE & CO.
                                              ---------------------
                                                  FAHN, KANNE & CO.
                                Certified Public Accountants (Isr.)

                           SHLOMO ZIV & C0.
                 Certified Public Accountants (Isr.)

  Tel-Aviv 61500 Gibor House
  6 Kaufman St. P.O.B. 50322
  Tel. 03-5179611 Fax 03-5179418

  Haifa 31018 2 Hanamal St. P.O.B. 1886
  Tel. 04-675025-6 Fax 04-679461

               Report of Independent Public Accountants
               ----------------------------------------

  To the Shareholders of Ampal Holdings (1991) Ltd.

  We have audited the accompanying balance sheet of Ampal Holdings
  (1991) Ltd. (an Israeli corporation) as of December 31, 1993 and 1992, and the related statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993, translated into U.S. dollars. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal Holdings (1991) Ltd., as of December 31, 1993 and 1992, and the results of its operations, changes in its shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                               /s/ Shlomo Ziv & Co.
                                               --------------------
                                                   Shlomo Ziv & Co.
                                       Certified Public Accountants


March 23, 1994

  [LOGO]    HAFT & HAFT & CO.
            ------------------
            INCL. STRAUSS, LAZAR & CO.

                                Certified Public Accountants (Isr.)


               AUDITOR'S REPORT TO THE SHAREHOLDER OF
                          AMPAL (ISRAEL) LTD.
                --------------------------------------
                      SPECIAL PURPOSE STATEMENTS
                      --------------------------


       We have examined the Consolidated Balance Sheet of Ampal (Israel) Ltd. and its subsidiaries as at December 31, 1993 and 1992, the Consolidated Statement of Profit and Loss, the Statement of Changes in Shareholders' Equity for the two years ended December 31, 1993 and the consolidated statement of cash flows for the year ended December 31, 1993. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israel currency, in accordance with directives issued by the Institute of Certified Public Accountants in Israel. Condensed nominal Israel currency data, on the basis of which the adjusted financial statements of the company were prepared, is presented in Note 23.

       The financial statements of consolidated subsidiaries whose assets constitutes 5% (1992: 24%) of the total assets included in the consolidated balance sheet, and whose income constitute 4% (1992: 60%) of the total income in the Statement of Profit and Loss were examined by other auditors. Also, the financial statements of included companies which were presented at their book equity, were examined by other auditors.

       In our opinion, based on our examination and on the reports of other auditors as stated above, the above financial statements present fairly, in the conformity with generally accepted accounting principles, the financial position of the Company and its consolidated subsidiaries as at December 31, 1993 and 1992, the results of their operations, and the changes in shareholders' equity for the two years ended December 31, 1992, and their cash flows for the year ended on that date. Also in our opinion, the unconsolidated financial statements based on nominal data (Note 23) present fairly, the unconsolidated financial position of the Company as at December 31, 1993 and 1992, and the unconsolidated results of its operations, changes in the shareholders' equity, and cash flows, for the three years ended December 31, 1993, on the basis of the historical cost convention.

       We also state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


  -----------------------------------------------------------------
  TEL AVIV: HAFT BUILD. 51 WEIZMAN ST. P.O.B, 18115. CODE 61180. TEL. 972-3-6967231, FAX 972-3-6953517
  MAYA BUILD. 74 DEREKH PETAH TIKVA. CODE 67215. TEL. 972-3-5613545, FAX. 972-3-5613824
  HAIFA: 55 PINHAS MARGOLIN ST. P.O.B. 8081, CODE 31080. TEL. 972-4-525202, FAX. 972-4-555813
  JERUSALEM: 16 BILU ST. P.O.B. 790, CODE 91007. TELEPHONE 972-2-638276, FAX. 972-2-635534

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state:

  (a) The above-mentioned generally accepted accounting principles were supplied on a consistent basis.
  (b) The auditing standards and procedures mentioned above are Israeli auditing standards and procedures, which are substantially similar to standards in the United States.

                                     /s/ H.H.S.L. Haft & Haft & Co.
                                     ------------------------------
                                         H.H.S.L. Haft & Haft & Co.
                                Certified Public Accountants (Isr.)

  March 8, 1994

                                                        Number: 480
                                           Tel-Aviv, March 10, 1994


               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                   AMPAL INDUSTRIES (ISRAEL) LTD.
               ---------------------------------------


  We have examined the Balance Sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of December 31, 1993 and 1992 and the Statements of Income, Changes in Shareholders' Equity and the Statements of Cash Flows for the two years ended December 31, 1993, and 1992. We have also examined the data in nominal values in the Balance Sheets as of December 31, 1993 and 1992 and in the Statements of Income and the Statements of Cash Flows for the three years ended December 31, 1993, 1992 and 1991 (Note 13). Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The above financial statements were prepared on the basis of the historical cost convention adjusted for the changes in the general purchasing power of the Israeli Shekel according to Opinions issued by the Israel Institute of Certified Public Accountants in Israel.

  In our opinion, the data included in the Company's financial statements relating to the equity in an investee company and in a limited partnership and relating to the Company's share in the results of their operations are based on financial statements which were audited by other auditors.

  The abovementioned financial statements do not include the consolidated financial statements of the Company and its subsidiary as required by Opinion No. 15 of the Institute for Certified Public Accountants in Israel.

  In our opinion, except as stated above and relying on our examination and the opinions of other auditors as mentioned above, the above financial statements present fairly in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended. Also, in our opinion, the financial statements based on nominal data (Note 13) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the three years ended December 31, 1993, 1992 and 1991, on the basis of the historical cost convention.

  Pursuant to Section 211(A) of the Companies Ordinance (New

  Version), we state that we have obtained all the information and explanations we have required and that our opinion on the financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the company.

  Pursuant to the United States Securities and Exchange Commission requirements, we state:-

  a) The abovementioned generally accepted accounting principles were supplied on a consistent basis.

  b) The auditing standards and procedures mentioned above are Israeli auditing standards and procedures which are substantially similar to the standards in the United States.

                                              /s/ FAHN, KANNE & CO.
                                              ---------------------
                                                  FAHN, KANNE & CO.
                                Certified Public Accountants (Isr.)

                     COHEN, EYAL, YEHOSHUA & CO.
                  Certified Public Accountants(Isr.)

  51 Weizmann St., PO BOX 21592           COHEN ELIAHU C.P.A.(ISR.)
  TEL AVIV 61214, ISRAEL 61214            EYAL ITAMAR C.P.A. (ISR.)
  TEL 03-6952210, FAX 03-6953517      YEHOSHUA NISSIM C.P.A. (ISR.)


               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
               ---------------------------------------
                        AMPAL PROPERTIES LTD.
                        ---------------------
                      SPECIAL PURPOSE STATEMENTS
                      --------------------------


       We have examined the Balance Sheet of Ampal Properties Ltd. as at December 31, 1993, the Statement of Profit and Loss, the Statement of Changes in Shareholders' Equity and the Statement of Cashflows for the year ended on that date. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israel currency, in accordance with rules prescribed by the Institute of Certified Public Accountants in Israel. Condensed nominal Israel currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 7.

  A. The above financial statements do not include consolidated financial statements of the Company with those of its subsidiary as required by Opinion 15 of the Institute of Certified Public Accountants in Israel.

  B. The data in the financial statements relating to the investment in the unconsolidated subsidiary and to the Company's share in its profits, amounting to N.I.S. 1,330 thousand, are based on financial statements examined by other Certified Public Accountants.

       In our opinion, based on our examination and the opinion of other Certified Public Accountants, as aforesaid in Paragraph B, the abovementioned financial statements, except for the non-inclusion of consolidated financial statements as aforesaid in Paragraph A, present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1993, the results of its operations, the changes in its shareholders' equity and its cash flows for the year ended on that date. Also, in our opinion, the financial statements based on the nominal data (Note 7) present fairly, in nominal terms, the financial position of the Company as at December 31, 1993, and the results of its operations, the changes in its shareholders equity and its cash flows for the year then ended, on the basis of the historical cost convention.

       Pursuant to Section 211A of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state that the auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the
  United States.
                      /s/ Cohen, Eyal, Yehoshua  & Co.
                      --------------------------------
                      Cohen, Eyal, Yehoshua  & Co.
                      Certified Public Accountants (Isr.)

  March 10, 1994

  S A MORRIS                                   MORRIS BRANKIN & CO.
  W J MATTHEW                                 CHARTERED ACCOUNTANTS
  D R COTTINGHAM
                                                      P.O. BOX 1044
                                                 West Wind Building
                                                       Grand Cayman
                                                British West Indies

                                          Telephone: (809 94) 98588
                                           Facsimile (809 94) 97325
                                               Telex: 4248 MIDSL CP


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


  To the Shareholders of
  BANK HAPOALIM (CAYMAN) LTD

  We have audited the accompanying consolidated balance sheet of Bank Hapoalim (Cayman) Ltd. (a subsidiary of Bank Hapoalim B.M.) as at December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows, for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Banks' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Hapoalim (Latin America) Casa Bancaria S.A., a consolidated subsidiary, which statements reflect total assets and revenues constituting 44.1% and 45.4% respectively of the related consolidated totals at December 31, 1993 (1992: 43.3% assets, 47.5% revenues, 1991: 38.4% revenues). These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the subsidiary, is based solely upon the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that out audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bank Hapoalim (Cayman) Ltd. as at December 31, 1993 and 1992, and its results of operations, changes in shareholders equity, and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                           /s/ Morris Brankin & Co.
                                           ------------------------
                                              Morris Brankin & Co.

  February 15, 1994

  TEL. (4) 532291     FAX (4) 515873   RONEL STETTNER & CO.
  35 HAMEGINIM AVE.   P.O.B. 466       CERTIFIED PUBLIC ACCOUNTANTS
                      HAIFA 31033      ISRAEL


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     TO THE BOARD OF DIRECTORS OF
                          BAY HEART LIMITED
               on Special-Purpose Financial Statements
               ---------------------------------------



  We have audited the accompanying special-purpose balance sheet of Bay Heart Limited (hereafter: the Company) as of December 31, 1993 and the related special-purpose statements of income and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

  The primary financial statements of the Company audited by us were drawn up in accordance with accounting principles generally accepted in Israel and in accordance with the Israel Securities Regulations (Preparation of Financial Statements), 1993. The primary financial statements were accordingly presented in terms of constant New Israel Shekels. As information to Ampal Industries, Inc. (hereafter: Ampal), a shareholder of the Company, we state that, in terms of constant Shekels, the aforesaid Israel accounting principles, are similar in all material respects to accounting principles generally accepted in the United States.

  The accompanying special-purpose financial statements have been prepared for the purpose of complying with the guidelines submitted to us by Ampal and described in Note 2.

  In our opinion, based on our audit, the accompanying special-purpose financial statements of the Company as of and for the year ended December 31, 1993, fairly present in all material respects the primary financial statements as adjusted to comply with the aforesaid guidelines of Ampal. We do not express an opinion on the said guidelines. Our opinion on the primary financial statements of the Company was given on January 20, 1994.

  This report is intended solely for the information and use of the board of directors of the Company and of Ampal.

                                          /s/ RONEL, STETTNER & CO.
                                          -------------------------
                                              RONEL, STETTNER & CO.
                                       Certified Public Accountants
                                                           (Israel)

  Haifa, January 21, 1994

  TEL. (4) 532291     FAX (4) 515873   RONEL STETTNER & CO.
  35 HAMEGINIM AVE.   P.O.B. 466       CERTIFIED PUBLIC ACCOUNTANTS
                      HAIFA 31033      ISRAEL


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                        BAY HEART LIMITED
               ---------------------------------------


  We have examined the accompanying Balance Sheets of Bay Heart Limited (hereafter: the Company) as of December 31, 1992 and 1993, and the related Statements of Operations and Statements of Changes in Shareholders' Equity and of Cash Flows for the three years ended December 31, 1993. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The financial statement of the Company were drawn up in accordance with accounting principles generally accepted in Israel and, as explained in note 2, were accordingly presented in constant New Israel Shekels. Nominal financial statements are presented in note 23.

  In our opinion, the above financial statements present fairly the financial position of the Company as at December 31, 1993, and the results of its operations and its cash flows for the three years ended December 31, 1993, in conformity with accounting principles generally accepted in Israel. As information to Ampal Industries, Inc., a shareholder in the Company, we also state that, in terms of constant shekels, the aforesaid accounting principles are similar in all material respects to accounting principles generally accepted in the United States.

  We further state that in our opinion the above financial statements are presented in accordance with the Israel Securities Regulations (Preparation of Financial Statements), 1993.

                                          /s/ RONEL, STETTNER & CO.
                                          -------------------------
                                              RONEL, STETTNER & CO.
                                       Certified Public Accountants
                                                           (Israel)

  Haifa, January 20, 1994

                                                               KOST
                                                             LEVARY
                                                                and
                                                              FORER
                                                    C.P.A. (ISRAEL)

  Messrs. Ampal Ltd.

  Gentlemen,

        Re: Financial statements  of Carmel Container Systems
       (hereafter - "the Company") remeasured into U.S. dollars
       --------------------------------------------------------


       As you know, the Company publishes to the public in Israel and in the United States financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel.

       The annual financial statements of the Company for the year 1993, which were audited by us, and on which we expressed our opinion on March 3, 1994, have been provided to you.

       At your request we have translated into U.S. dollars, according to the principles determined in SFAS 52, the consolidated income statement figures for the year ended December 31, 1993, resulting from subtracting the income statement data for the year ended December 31, 1993 from the audited income statement data for the whole year 1993.

       In our opinion, based upon our audit and the reports of the other auditors, the nominal consolidated financial statements, apart from the absence of the data regarding the effects of inflation in Israel on the financial statements, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1993 and the related consolidated results of operations and changes in shareholders' equity for the year ended December 31, 1993, in conformity with generally accepted accounting principles in Israel and in the United States, on the basis of historical cost convention, (as applicable to these financial statements such principles are in all material respects identical, except for the accounting for discount of debentures).

       Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars is proper, and was made in accordance with the principles set forth in SFAS 52.

       The aforementioned translated income statements and this letter are designated solely for you as shareholders of the Company and are not to be published or delivered to others.

                                Sincerely,

                           /s/ KOST, LEVARY AND FORER
                           --------------------------
                           KOST, LEVARY AND FORER
                           Certified Public Accountants

  Tel-Aviv, Israel
  March 3, 1994

                                                               KOST
                                                             LEVARY
                                                                and
                                                              FORER
                                                    C.P.A. (ISRAEL)


                    REPORT OF INDEPENDENT AUDITORS

       To the Shareholders of CARMEL CONTAINER SYSTEMS LIMITED

       We have audited the accompanying consolidated balance sheets of Carmel Container Systems Limited (hereafter - the "Company") and its subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of Income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards in the United States and in Israel, including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       Financial statements of consolidated subsidiaries, the assets of which at December 31, 1992 and 1993 constitute approximately 23% and 24%, respectively, of total assets included in the consolidated balance sheet and the revenues of which for the years ended December 31, 1991, 1992 and 1993 constitute approximately 25%, 29% and 30%, respectively, of total revenues included in the consolidated statement of operations, have been audited by other auditors. Our opinion expressed herein, insofar as it relates to amounts included for these subsidiaries, is based solely upon the reports of the other auditors.

       The aforementioned consolidated financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price Index, in accordance with statements No, 36 and 50 of the Institute of Certified Public Accountants in Israel.

       In our opinion, based upon our audit and the reports of the other auditors, the aforementioned financial statements present fairly, in all material respects the consolidated financial position of the Company and its subsidiaries at December 31, 1992 and 1993 and the related consolidated results of operations, changes in shareholders' equity and cash flows for the each of the three years ended December 31, 1993, in conformity with generally accepted accounting principles in Israel and in the United States, (as applicable to these financial statements such principles are in all material respects identical considering the remeasured Israeli currency data, as described in the preceding paragraph, to the historical costs, except for the accounting for discount debentures, See Note 25).

       Also, in our opinion, the financial statements comply with the requirements of the Israeli Securities Regulations
  (Preparation of Annual Financial Statements), 1993.


                                Sincerely,

                           /s/ KOST, LEVARY AND FORER
                           --------------------------
                           KOST, LEVARY AND FORER
                           Certified Public Accountants (Israel)


  Tel-Aviv, Israel
  March 3, 1994

  PORAT & Co.
  Certified Public Accountants (ISR.)

                 AUDITORS' REPORT TO THE SHAREHOLDERS
                 ------------------------------------

                                  OF
                                  --

                    COUNTRY CLUB KFAR-SABA LIMITED
                    ------------------------------

  We have examined the balance sheet of Country Club Kfar-Saba Limited as of December 31, 1993 and 1992, the statement of income, the statement of retained earnings (deficits) and the statement of cash flows for the two years then ended. We have also examined the information presented on the nominal (historical) basis in the Balance Sheet as of December 31, 1993 and 1992, the statement of income, the statement of retained earnings (deficits) and the statement of cash flows for each of the three years ended December 31, 1993, 1992, 1991. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Performance) Regulations, 1973, and accordingly included other auditing procedures as we considered necessary in the circumstances.

  The aforementioned financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, in accordance with the Opinions of the Institute of Certified Public Accountants in Israel. The nominal Israeli currency data used as the basis for the compilation of the adjusted financial statements is presented in Note 21. The method of determining the nominal shekel amounts for 1993 is as set out in note 2G.

  In our opinion the aforementioned financial statements presented in adjusted New Israeli Shekels present fairly in conformity with generally accepted accounting principles, the financial position of the company as at December 31, 1993 and 1992, and the results of its operations, the changes in shareholders' equity and its cash flows for the two years then ended. Also, in our opinion, the aforementioned financial statements presented in nominal (historical) New Israeli Shekels, present fairly in conformity with generally accepted accounting principles, the financial position of the company as at December 31, 1993 and 1992, and the results of its operations, the changes in shareholders' equity and its cash flows for the three years then ended.

  (Continued)

  PORAT & Co.
  Certified Public Accountants (ISR.)




                 AUDITORS' REPORT TO THE SHAREHOLDERS
                 ------------------------------------

                                  OF
                                  --

                    COUNTRY CLUB KFAR-SABA LIMITED
                    ------------------------------


  Pursuant to section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the aforementioned financial statements is given to the best of our information and the explanations received by us and as shown by the books of the Company.

  Pursuant to the United States Securities and Exchange Commission requirements, we state that:

  The aforementioned auditing standards and procedures are Israeli auditing standards and procedures, which are substantially similar to standards in the United States.



  March 11, 1994


                                          Porat and Co.


                                Certified Public Accounts (Isr.)

  _________________________________________________________________
           28 Hayezira st. Ramat-Gan 52521 FAX: 03-7527673
                  Tel: 03-7527657, 7527651, 7527646

                     COHEN, EYAL, YEHOSHUA & CO.
                   Certified Public Accounts (Isr.)

  51 WEIZMANN ST., P.O.BOX 21592      COHEN ELIAHU C.P.A.(ISR.)
  TEL AVIV 61214, ISRAEL 61214        EYAL ITAMAR C.P.A. (ISR.)
  TEL: 03-6952210,FAX: 03-6953517     YEHOSHUA NISSIM C.P.A. (ISR.)


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
               ---------------------------------------

                    DAVIDSON-ATAI PUBLISHERS LTD.
                    -----------------------------

                      SPECIAL PURPOSE STATEMENTS
                      --------------------------


       We have examined the Balance Sheet of Davidson-Atai Publishers Ltd. as at December 31, 1993, the Statement of Profit and Loss, the Statement of Changes in Shareholders' Equity and the Statement of Cashflows for the period from February 10, 1993 to December 31, 1993. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israel currency, in accordance with rules prescribed by the Institute of Certified Public Accountants in Israel. Condensed nominal Israel currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 20.

       In our opinion, the abovementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1993, the results of its operations, the changes in its shareholder's equity and its cashflows for the period from February 10, 1993 to December 31, 1993. Also, in our opinion, the financial statements based on nominal data (Note 20) present fairly, in nominal terms, the financial position of the Company as at December 31, 1993, and the results of its operations, the changes in its shareholders' equity and its cashflows for the period from February 10, 1993 to December 31, 1993, on the basis of the historical cost convention.

       Pursuant to Section 211A of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state that the auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the United States.


                                   Cohen, Eyal, Yehoshua & Co.
  March 10, 1994           Certified Public Accountants (Isr.)

  Cr.R.Villarmarzo Y Asoc.   Av. 18 De Julio 984 P.4 TELS: 92 31 47
  ERNST & YOUNG INTERNATIONAL Casilia De Correa 1303 FAX: 92 13 31 Contadores Publicos-Auditores 11100 Montevideo - Uruguay
  Asesores Fiscales-Consultores, Gerenciales


                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------


  The Board of Directors and Stockholders
  Hapoalim (Latin America) Casa Bancaria S.A.


  We have audited the accompanying balance sheets of Hapoalim (Latin America) Casa Bancaria S.A. at December 31, 1993, 1992 and 1991; the related statements of income, cash flows and changes in equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As mentioned in Note 1.5, the historical cost of land, buildings and equipment, expressed in Uruguayan peso, has been revalued as established by the Uruguayan Central Bank.

  In our opinion, except for the restatement of land, buildings and equipment discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Hapoalim (Latin America) Casa

  Bancaria S.A. at December 31, 1993, 1992 and 1991, the results of operations, the cash flows and changes in equity for the years then ended in conformity with generally accepted accounting principles in the United States.

  We have also reviewed the accompanying statements express in U.S. dollars. In our opinion, they have been properly translated on the basis described in Note 1.8.



                                CR. R. VILLARMARZO Y ASOC.
                                Ernst & Young International
  January 18, 1994

                                                               KOST
                                                             LEVARY
                                                                AND
                                                              FORER
                                                    C.P.A. (ISRAEL)

                    REPORT OF INDEPENDENT AUDITORS
            To the Shareholders of MIVNAT HOLDING LIMITED

       We have audited the financial statements of Mivnat Holding Limited (hereafter - "the Company") and the consolidated financial statements of the Company and its subsidiary (hereafter
  - "the subsidiary"), as detailed below: balance sheets, consolidated and of the Company, as at December 31, 1993; statements of income and statements of cash flows, consolidated and of the Company, and the statement of changes in shareholders' equity of the Company for the nine months ended December 31, 1993. Our audit was made in accordance with generally accepted auditing standards including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973, and, accordingly, included such test of the accounting records and such other auditing procedures as we have considered necessary in the circumstances.

       The aforementioned financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price Index, as required by Statements of the Institute of Certified Public Accountants in Israel.

       In our opinion, the aforementioned financial statements present fairly the financial position, consolidated and of the Company, as at December 31, 1993 and the results of its operations, changes in its shareholders' equity and cash flows for the period as mentioned above, in conformity with accounting principles generally accepted in Israel.

       Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. Financial data based on application of the latter and translations of these data into U.S. dollars based on the principles set forth in FASB 52, are presented in Note 25 to the financial statements.

       Pursuant to Section 211 of the Companies Ordinance, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

  Tel-Aviv, Israel              KOST, LEVARY and FORER
  March 21, 1994           Certified Public Accountants (Israel)

  HAGGAI WALLENSTEIN & Co. C.P.A. (Isr.)

                           AUDITORS' REPORT
                           ----------------

                        To the shareholders of

                          MORIAH HOTELS LTD.
                          ------------------

       We have audited the accompanying consolidated balance sheets of Moriah Hotels Ltd. (hereinafter - the company) and its subsidiaries at December 31, 1993 and 1992 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the abovementioned financial statements present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the consolidated financial position of the company and its subsidiaries as at December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993.

       In accordance with Section 211 of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the abovementioned financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the company and its subsidiaries.

  Tel-Aviv                      HAGGAI WALLENSTEIN & CO.
  March 14, 1994           Certified Public Accountants (Isr.)














  ________________________________________________________________
  IZCHACK SHTALBERG C.P.A.(Isr.)    HAGGAI WALLENSTEIN C.P.A.(Isr.)
  8 Eliash St.                      DANNI LEVIN        C.P.A.(Isr.)
  Jerusalem 94586                   ELANA DREIHER      C.P.A.(Isr.)
  Tel: 02-244787,243518             OFFER ORLICKY      C.P.A.(Isr.)
  Fax: 02-241368                    20 Heh Eyar St.
                                    Tel Aviv 62998
                                    Tel: 03-6966171-2-3
                                    Fax: 03-695754

        KESSELMAN & KESSELMAN Certified Public Accounts (ISR.)



                           AUDITORS' REPORT
                           ----------------

                        To the shareholders of

                         OPHIR HOLDINGS LTD.
                         -------------------


  We have examined the consolidated balance sheets of Ophir Holdings Ltd. (the "Company") and its subsidiaries at December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 1993. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of consolidated subsidiaries, whose assets at December 31, 1993 and 1992 constitute approximately 51% and 7%, respectively, of total consolidated assets, and whose revenues for each of the three years in the period ended December 31, 1993 constitute approximately 83%, 15% and 23%, respectively, of total consolidated revenues, as well as the financial statements of the associated companies, have been examined by other certified public accountants.

  The aforementioned financial statement have been prepared on the basis of the historical cost convention in nominal Israeli currency. Information as to the effect of the changes in the general purchasing power of Israeli currency on the financial statements, as prescribed by the Institute of Certified Public Accountants in Israel, is not presented in these financial statements. The Company's primary financial statements, which are presented under separate cover in Hebrew, are drawn up on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

  In our opinion, based upon our examinations and the reports of the other accountants mentioned above, the aforementioned financial statements, except for the exclusion of the information mentioned in the preceding paragraph, present fairly, in conformity with generally accepted accounting principles, the consolidated financial position of the Company and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, on the basis of historical-nominal cost.

  The financial statements are prepared in accordance with accounting principles generally accepted in Israel. As to compliance with accounting principles generally accepted in the United States, see note 2a.

                                        /s/ KESSELMAN & KESSELMAN

  Tel-Aviv, Israel
  March 7, 1994

  BRAUDE & CO.
  CERTIFIED PUBLIC ACCOUNTS (ISRAEL)


  REF 4021
                           AUDITOR'S REPORT
                        TO THE SHAREHOLDERS OF
                   ORLITE ENGINEERING COMPANY LTD.
                   -------------------------------

       We have examined the balance sheets of ORLITE ENGINEERING COMPANY LTD. (hereinafter - the company) at December 31, 1993 and at December 31, 1992, and the statements of income, changes in shareholders' equity and cash flows for three years ended at December 31, 1993, 1992 and 1991. We have also examined the information presented on the nominal (historical) basis in the balance sheet as at December 31, 1993 and 1992, the statement of profit and loss, the statement of changes of shareholders' equity for the three years ended December 31, 1993.

       Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973, and accordingly, we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements are based on the historical cost adjusted to the general purchasing power of the new Israel shekel, in accordance with the Opinions of the Institute of Certified Public Accountants in Israel.

       In our opinion, the above financial statements present fairly, and in conformity with generally accepted accounting principles, the financial position of the company at December 31, 1993 and 1992, and the results of its operations, the changes in shareholders' equity, and its cash flows for the years ended December 31, 1993, 1992 and 1991.

       Also in our opinion, the financial statements based on nominal data (note 20), present fairly, in conformity with generally accepted accounting principles, the financial position of the company as at December 31, 1993 and 1992, and the results of its operations, the changes in its shareholders' equity, for the three years ended December 31, 1993, on the basis of the historical cost convention.

       These financial statements have been prepared in accordance with the Securities Regulations (Preparation of Financial
  Statements), 1993.

                                     BRAUDE & CO., C.P.A.(ISRAEL)
  Tel-Aviv, February 14, 1994

                           SHLOMO ZIV & CO.
                 Certified Public Accountants (Isr.)

  Tel-Aviv 61500 Gibor House
  6 Kaufman St. P.O.B. 50322
  Tel: 03-5179611 Fax: 03-5179418

  Haifa 31018 2 Hanamal St. P.O.B. 1886
  Tel: 04-675025-6 Fax: 04-679461

               Report of Independent Public Accountants
               ----------------------------------------

  To the Shareholders of Paradise Mattresses Industries (1992) Ltd.

  We have audited the accompanying balance sheet of Paradise Mattresses Industries (1992) Ltd. (an Israeli corporation) as of December 31, 1993, and the related statement of income, changes in shareholders' equity and cash flows for the year ended December 31, 1993, translated into U.S. Dollars.
  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradise Mattresses Industries (1992) Ltd., as of December 31, 1993 and 1992, and the results of its operations, changes in its shareholders' equity and cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

  Also, in our opinion, the translated amounts in the accompanying summary financial statements translated into U.S. dollars have been computed on the basis set forth in note 24 in the financial statements.


                                     Shlomo Ziv & Co.
                                Certified Public Accountants (Isr.)

  22 March 1994

             REUVENI, HARTUV, TEPPER & CO.            MEMBERS
          CERTIFIED PUBLIC ACCOUNTANTS (ISR.)         [logo]
          -----------------------------------         WORLDWIDE
          30 ACHAD HA'AM ST. TEL-AVIV ISRAEL
              P.O.B. 29870, DOCE 61298                S. TEPPER C.P.A. (ISR.)
       TEL - 972-3-5604281  FAX - 972-3-5605001       I. REUVENI C.P.A. (ISR.)
                                                      M. COHEN C.P.A. (ISR.)
                                                      S. TABACH C.P.A. (ISR.)

                                                      CONSULTANT
                                                      K.D. HARTUV C.P.A. (ISR.)

               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
             PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD.


  We have examined the balance sheet of Pri Ha'emek (Canned and Frozen Food) 88 Limited (the Company) and the consolidated balance sheet of the Company and its subsidiaries as at December 31, 1993 and 1992, and the statements of profit and loss, shareholders' equity and cash flows of the Company and consolidated for each of the three years ended December 31, 1993. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The abovementioned financial statements have been prepared in New Israeli Shekels and remeasured into U.S. Dollars in accordance with the principles of remeasurement set forth in Statement No. 52 of the Financial Accounting Standards Board of U.S.A. (See
  Note 1A).

  We draw your attention to differences between the above dollar financial statements and the adjusted shekel financial statements, see Note 20.

  In our opinion, the abovementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company and of the Company and its subsidiaries consolidated as at December 31, 1993 and 1992, and the results of their operations, statements of shareholders' equity and cash flows for each of the three years ended December 31, 1993.

  Pursuant to Section 211 of the Companies Ordinance (New Edition) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best our information and the explanations received by us and as shown by the books of the Company.

                                /s/ REUVENI, HARTUV, TEPPER & CO.
                                Certified Public Accountants (Isr.)

  Tel-Aviv, March 29, 1994

                             DOV KAHANA & CO.
                    Certified Public Accountants (Isr.)

                        54 Bezalel St.  Ramat-Gan
                      P.O.Box 3532, Ramat-Gan 52134

                              Tel. 5759581
                              Fax. 5759584

                        Dov Kahana, C.P.A. (Isr.)
                    Joseph Benaltabet, C.P.A. (Isr.)
                       Michael Levy, C.P.A. (Isr.)


                  Auditors' Report to the Shareholders

                                   of

                 Red Sea Marineland Holding (1973) Ltd.


We have examined the Balance Sheet of Red Sea Marineland Holding (1973) Ltd. as at December 31, 1993, and the Statement of Income for the year then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

Information as to the effect of the changes in the general purchasing power of the Israeli currency on the financial statements in accordance with opinions of the Institute of Certified Public Accountants in Israel, has not been included in the above statements.

In our opinion, except for the omission of the information referred to in the preceding paragraph, the above Balance Sheet and Statement of Income present fairly, in conformity with generally accepted accounting principles, the financial position of the company as at December 31, 1993 and the results of its operations for the year then ended, on the basis of the historical cost convention.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above Balance Sheet and Statement of Income is given according to the best of our information and the explanations received by us and as shown by the books of the company.


Ramat-Gan, Israel, March 29, 1994

                                        /s/ Dov Kahana & Co.
                                        --------------------
                                          Dov Kahana & Co.
                                  Certified Public Accountants (Isr.)

                           AUDITOR'S REPORT
                           ----------------
                        TO THE SHAREHOLDERS OF
                        ----------------------
                 RED SEA UNDER WATER OBSERVATORY LTD.
                 ------------------------------------



  We have examined the Balance Sheet of Red Sea Under Water Observatory Ltd. ("The Company") and the Consolidated Balance Sheet of the Company and its subsidiaries as at December 31, 1993; the Statement of Income, and the Statement of Cash Flows of the Company for the year then ended stated in Adjusted New Israeli Shekels. The said adjusted Statements have been prepared on the basis of the Financial Statements of the Company and the Consolidated Balance Sheet of the Company and its subsidiaries in nominal Shekel values. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  Financial Statements of subsidiaries abroad, whose assets constitute approximately 47% of the total assets contained in the Consolidated Balance Sheet were audited by other auditors.

  Based on our examination and the reports of the other auditors referred to above, we rendered an unqualified opinion on the above mentioned Financial Statements.

  The attached Financial Statements comprise the Financial
  Statements in nominal Shekel values of The Company, and the Consolidated Balance Sheet of the Company and its subsidiaries in nominal Shekel values, translated into U.S. Dollars in accordance with the principles described in note 2.


  Ramat Gan, Israel, March 29, 1994



                      -----------------------------------------
                                Dov Kahana & Co.
                           Certified Public Accountants (Isr.)

  REUVENI, HARTUV, TEPPER & CO.                           MEMBER OF
  CERTIFIED PUBLIC ACCOUNTANTS (Isr.)                        [LOGO]
                                                          worldwide
  --------------------------------------
  30 ACHAD HA'AM ST., TEL-AVIV ISRAEL
  P.O.B. 29870, CODE 61298
  TEL: 972-3-5604281   FAX: 972-3-5605001

                                        S. TEPPER,   C.P.A. (Isr.)
                                        I. REUVENI,  C.P.A. (Isr.)
                                        M. COHEN,    C.P.A. (Isr.)
                                        S. TABACH,   C.P.A. (Isr.)
                                              Consultant
                                        K.D. HARTUV, C.P.A. (Isr.)


                 AUDITOR'S REPORT TO THE PARTNERS OF
                       THE SNOW AND COOL PALACE
                        (LIMITED PARTNERSHIP)

  We have examined the Balance Sheet of The Snow and Cool Palace (Limited Partnership) - (hereinafter the Partnership) as at December 31, 1993 and the Statements of Profit and Loss, Partnerships' Equity and Cash Flows for the year then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The above mentioned Financial Statements have been prepared in New Israeli Shekels and remeasured into U.S. Dollars in accordance with the principles of remeasurement set forth in Statement No. 52 of the Financial Accounting Standards Board of the U.S.A. (See Note 2B).

  In our opinion, the above mentioned Financial Statements present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1993, the results of its operations and its cash flows for the year then ended.

  We state that we have obtained all the information and explanations we have required that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the partnership.

                                      REUVENI, HARTUV, TEPPER & CO.
                                Certified Public Accountants (Isr.)


  Tel Aviv, February 20, 1994.

  [LOGO] ALMAGOR & CO. - CPA (ISR)
  7, Abba Hillel Rd. P.O. Box 3600
  Zip 52134, Ramat-Gan, Israel
  Tel. 972-3-5760606, Fax. 972-3-5754671

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ----------------------------------------

          TO THE SHAREHOLDERS OF TELEDATA COMMUNICATION LTD.
          --------------------------------------------------


  We have examined the consolidated balance sheets of Teledata Communication Ltd. ("the Company") and its subsidiaries at December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors' (Mode of Performance) Regulations, 1973, and accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially identical to generally accepted auditing standards in the United States.

  The financial statements of consolidated subsidiaries, whose assets constitute approximately 7% of the total consolidated assets at December 31, 1993, and whose sales revenues constitutes approximately 22% of consolidated sales revenue for the year ended December 31, 1993 have been examined by other certified public accountants whose reports thereon have been furnished to us. Our opinion expressed herein, insofar as it relates to the amounts included for the abovementioned subsidiaries, is based solely upon the reports of the other accountants.

  In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1993, 1992 and 1991, in conformity with accounting principles generally accepted in Israel and in the United States. As applicable to these financial statements, such accounting principles are substantially identical.



  Almagor & Co.
  Certified Public Accountants (Israel)

  Ramat-Gan, Israel
  February 21, 1994

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 1994.

                                   AMPAL-AMERICAN ISRAEL CORPORATION

                                   By /s/ Lawrence Lefkowitz
                                     ------------------------------
                                      Lawrence Lefkowitz, President
                                      (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on March 30, 1994.

Signatures                    Title                         Date
- - ----------                    -----                         ----

Michael Arnon                 Director
Stanley I. Batkin             Director
Yaacov Elinav                 Director
Harry B. Henshel              Director
Lawrence Lefkowitz            Director
Eitan Raff                    Director
Shimon Ravid                  Director
Shlomo Recht                  Director
Leon Riebman                  Director
Evelyn Sommer                 Director


By /s/ Lawrence Lefkowitz                                        March 30, 1994
- - --------------------------------------------------
  Lawrence Lefkowitz, individually and as
  attorney-in-fact for the Foregoing Persons

By /s/ Alan L. Schaffer                                          March 30, 1994
- - ---------------------------------------------------
  Alan L. Schaffer, Vice President-Finance
 (Principal Financial Officer)

By /s/ Alla Kanter                                               March 30, 1994
- - ----------------------------------------------------
  Alla Kanter, Controller
 (Principal Accounting Officer)

======================================================

                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549




                --------------------





                      EXHIBITS

                         TO

                      FORM 10-K


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1993





                --------------------





          AMPAL-AMERICAN ISRAEL CORPORATION
(Exact name of Registrant as specified in its Charter)







======================================================