Form 10-Q
period 1994-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1994-05-16
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                 -----------------

                                     FORM 10-Q

   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended           March 31, 1994
                                  ----------------------------------------------


                                        OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                         to
                                  ----------------------      ------------------



                         Commission file number 2-5061
                                              ----------


                       AMPAL-AMERICAN ISRAEL CORPORATION
   -----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            New York                                          13-0435685
   -----------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)


      1177 Avenue of the Americas, New York, New York            10036
   -----------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code        (212) 782-2100
                                                      --------------------------



   -----------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X    No
                                                                  -----    -----

        The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,724,777 (as of April 30,
   1994).

                         AMPAL-AMERICAN ISRAEL CORPORATION
                         ---------------------------------

                                Index to Form 10-Q


                                                                           Page
                                                                           ----

   Part I       Financial Information


                Consolidated Statements of Income...................... 1

                Consolidated Balance Sheets............................ 2

                Consolidated Statements of Cash Flows.................. 4

                Consolidated Statements of Changes in
                 Shareholders' Equity.................................. 6

                Notes to the Consolidated Financial Statements......... 7

                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......... 9


   Part II      Other Information......................................11

   AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
   --------------------------------------------------
   CONSOLIDATED STATEMENTS OF INCOME


   THREE MONTHS ENDED MARCH 31,                        1994         1993
   -------------------------------------------------------------------------
   (Dollars in thousands, except per share data)         (Unaudited)
   (Unaudited)


   REVENUES
   Interest:
     Related parties............................    $  3,058       $  2,655
     Others.....................................         347            216
   Food processing..............................       7,280          8,671
   Manufacturing and distribution...............       2,654              -
   Equity in earnings of affiliates and others..       2,990          3,255
   Other income:
     Related parties............................         753            888
     Others.....................................         401            681
   Gains on issuance of shares by affiliates
     (Note 4)...................................       2,692              -
                                                    --------       --------

       Total revenues...........................      20,175         16,366
                                                    --------       --------

   EXPENSES
   Interest:
     Related parties............................         817            393
     Others.....................................       2,940          2,575
   Food processing..............................       7,098          7,321
   Manufacturing and distribution...............       1,594              -
   Other expenses...............................       3,360          2,757
   Minority interests...........................        (279)           228
                                                    --------       --------

       Total expenses...........................      15,530         13,274
                                                    --------       --------

   Income before income taxes...................       4,645          3,092
   Income taxes.................................       1,971            861
                                                    --------       --------
   Income before cumulative effect of change
    in accounting principle.....................       2,674          2,231
   Cumulative effect on prior years of change in
    accounting principle........................           -         (4,982)
                                                    --------       --------

        NET INCOME (LOSS).......................    $  2,674       $ (2,751)
                                                    ========       ========

   Earnings (loss) per Class A share:
    Earnings before cumulative effect of change
     in accounting principle....................       $ .10          $ .09
    Cumulative effect on prior years of change
     in accounting principle....................           -           (.21)
                                                       -----          -----
    Earnings (loss) per Class A share...........       $ .10          $(.12)
                                                       =====          =====

   Weighted average number of Class A and
    equivalent shares outstanding (in thousands)      22,968         20,717


   The accompanying notes are an integral part of the consolidated financial statements.

   AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
   --------------------------------------------------
   CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,      DECEMBER 31,
   ASSETS AS AT                                       1994             1993
   ----------------------------------------------------------------------------
   (Dollars in thousands)                          (Unaudited)        (Note 2)


   Cash and cash equivalents......................$   35,158     $    3,178



   Deposits:
     Related parties..............................    89,769         99,481
     Others.......................................       337              -



   Notes and loans receivable:
     Related parties..............................    12,929         11,948
     Others.......................................     2,357          4,964



   Investments (Note 2):
     Related parties..............................   102,913        103,319
     Others.......................................    39,092          8,322



   Property and equipment, less accumulated
    depreciation of $10,123 and $10,554...........    30,184         30,496



   0ther assets...................................    40,625         42,352
                                                  ----------     ----------


   TOTAL ASSETS...................................$  353,364     $  304,060
                                                  ==========     ==========



   The accompanying notes are an integral part of the consolidated financial statements.

   AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
   --------------------------------------------------
   CONSOLIDATED BALANCE SHEETS


   LIABILITIES AND                                    MARCH 31,    DECEMBER 31,
   SHAREHOLDERS' EQUITY AS AT                               1994     1993
   --------------------------------------------------------------------------
   (Dollars in thousands)                            (Unaudited)    (Note 2)

   LIABILITIES
   Deposits and notes and loans payable:
     Related parties...............................   $   35,160     $   42,752
     Others........................................       17,421         18,091
   Debentures outstanding..........................       86,175         91,270
   Accounts and income taxes payable and accrued
    expenses (Note 2):
     Related parties...............................          465          1,169
     Others........................................       37,188         33,621
                                                      ----------     ----------
           Total liabilities.......................      176,409        186,903
                                                      ----------     ----------

   MINORITY INTERESTS..............................        3,992            340
                                                      ----------     ----------
   SHAREHOLDERS' EQUITY (Note 3)
   4% Cumulative, Participating, Convertible
    Preferred Stock, $5 par value;  authorized
    650,000 shares;  issued and outstanding
    212,098 and 213,720 shares.....................        1,061          1,068

   6-1/2% Cumulative, Convertible Preferred Stock,
    $5 par value;  authorized 4,282,850 shares;
    issued and outstanding 1,145,823 and 1,202,342
    shares.........................................        5,729          6,011

   Class A Stock, $1 par value;  authorized
    30,000,000 shares;  issued 20,720,380 and
    16,224,779 shares;  outstanding 20,720,380
    and 16,042,713 shares..........................       20,720         16,225

   Common Stock, $1 par value;  authorized, issued
    and outstanding 3,000,000 shares...............        3,000          3,000

   Additional paid-in capital......................       57,232         10,605

   Retained earnings...............................       84,753         82,079
                                                          (2,261)        (2,171)
   Cumulative translation adjustments..............
   Unrealized gain on marketable securities
    (Note 2).......................................        2,729              -
                                                      ----------     ----------
           Total shareholders' equity..............      172,963        116,817
                                                      ----------     ----------




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....    $  353,364     $  304,060
                                                      ==========     ==========



   The accompanying notes are an integral part of the consolidated financial statements.

   AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
   --------------------------------------------------
   CONSOLIDATED STATEMENTS OF CASH FLOWS


   THREE MONTHS ENDED MARCH 31,                       1994            1993
   ---------------------------------------------------------------------------
   (Dollars in thousands)                         (Unaudited)      (Unaudited)


   Increase (Decrease) in Cash and Cash Equivalents

   Cash flows from operating activities:
    Net income (loss)..........................     $  2,674       $ (2,751)
    Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in earnings of affiliates and
      others...................................       (2,990)        (3,255)
     Gains on issuance of shares by affiliates.       (2,692)             -
     Cumulative effect on prior years of change
      in accounting principle..................            -          4,982
     Translation (gain) loss...................          (52)            37
     Depreciation expense......................          527            503
     Amortization expense......................        1,237          1,129
     Minority interests........................         (279)           228
    (Increase) decrease in other assets........            8         (1,473)
    (Decrease) increase in accounts and income
     taxes payable and accrued expenses:
     Related parties...........................         (698)        (1,977)
     Others....................................        1,841           (377)
    Dividend received from an affiliate........        4,277          1,409
                                                    --------       --------
     Net cash provided by (used in) operating
      activities...............................        3,853         (1,545)
                                                    --------       --------
   Cash flows from investing activities:
    Deposits receivable granted:
     Others....................................         (336)             -
    Deposits receivable collected:
     Related parties...........................       10,825          8,032
     Others....................................            -            100
    Notes and loans receivable granted:
     Related parties...........................       (1,009)          (662)
    Notes and loans receivable collected:
     Related parties...........................          498          1,404
     Others....................................        2,490            382
    Investments made:
     Related parties...........................         (560)       (53,996)
     Others....................................      (27,478)          (126)
    Proceeds from sale of investments:
     Others....................................        2,398          3,787
    Purchase of property and equipment.........         (429)          (232)
                                                    --------       --------

     Net cash (used in) investing activities...      (13,601)       (41,311)
                                                    --------       --------




   The accompanying notes are an integral part of the consolidated financial statements.

   AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
   --------------------------------------------------
   CONSOLIDATED STATEMENTS OF CASH FLOWS


   THREE MONTHS ENDED MARCH 31,                        1994         1993
   -------------------------------------------------------------------------
   (Dollars in thousands)                          (Unaudited)    (Unaudited)


   Cash flows from financing activities:
    Deposits and notes and loans payable
    received:
     Related parties...........................     $    261       $ 10,991
     Others....................................          639         41,385
    Deposits and notes and loans payable
    repaid:
     Related parties...........................       (8,081)        (9,593)
     Others....................................       (1,415)        (2,507)
    Debentures outstanding issued..............        4,360              -
    Debentures outstanding repaid..............      (11,442)        (4,108)
    Proceeds from issuances of shares..........       57,602              -
                                                    --------       --------

     Net cash provided by financing activities.       41,924         36,168

   Effect of exchange rate changes on cash
    and cash equivalents.......................         (196)          (282)
                                                    --------       --------

   Net increase (decrease) in cash and cash
    equivalents................................       31,980         (6,970)
   Cash and cash equivalents at beginning
    of period..................................        3,178          9,698
                                                    --------       --------

   Cash and cash equivalents at end of
    period.....................................     $ 35,158       $  2,728
                                                    ========       ========

   Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest:
     Related parties...........................     $    505       $    727
     Others....................................        2,603          2,809
                                                    --------       --------
       Total interest paid.....................     $  3,108       $  3,536
                                                    ========       ========

     Income taxes paid.........................     $  1,134       $  1,212
                                                    ========       ========





   The accompanying notes are an integral part of the consolidated financial statements.

   AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
   --------------------------------------------------
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


   THREE MONTHS ENDED MARCH 31,                       1994            1993
   ---------------------------------------------------------------------------
   (Dollars in thousands)                         (Unaudited)     (Unaudited)

   4% PREFERRED STOCK
   Balance, beginning of year...................    $  1,068       $  1,202
   Conversion of 1,622 and 2,212 shares into
    Class A Stock...............................          (7)           (10)
                                                    --------       --------
   Balance, end of period.......................    $  1,061       $  1,192
                                                    ========       ========

   6-1/2% PREFERRED STOCK
   Balance, beginning of year...................    $  6,011       $  7,554
   Conversion of 56,519 and 60,365 shares into
    Class A Stock...............................        (282)          (301)
                                                    --------       --------
   Balance, end of period.......................    $  5,729       $  7,253
                                                    ========       ========

   CLASS A STOCK
   Balance, beginning of year...................    $ 16,225       $ 15,164
   Issuance of shares upon conversion of
    Preferred Stock.............................         178            192
   Issuance of shares in a public offering*.....       4,317              -
                                                    --------       --------
   Balance, end of period.......................    $ 20,720       $ 15,356
                                                    ========       ========

   ADDITIONAL PAID-IN CAPITAL
   Balance, beginning of year...................    $ 10,605       $  9,989
   Conversion of Preferred Stock................         111            119
   Proceeds from issuance of shares in a public
    offering....................................      46,516              -
                                                    --------       --------
   Balance, end of period.......................    $ 57,232       $ 10,108
                                                    ========       ========

   RETAINED EARNINGS
   Balance, beginning of year...................    $ 82,079       $ 82,293
   Net income (loss)............................       2,674         (2,751)
                                                    --------       --------
   Balance, end of period.......................    $ 84,753       $ 79,542
                                                    ========       ========

   CUMULATIVE TRANSLATION ADJUSTMENTS
   Balance, beginning of year...................    $ (2,171)      $      -
   Foreign currency translation adjustment......         (90)             -
                                                    --------       --------
   Balance, end of period.......................    $ (2,261)      $      -
                                                    ========       ========

   UNREALIZED GAIN ON MARKETABLE SECURITIES
   Balance, beginning of year...................    $      -       $      -
   Unrealized gains, net........................       2,729              -
                                                    --------       --------
   Balance, end of period.......................    $  2,729       $      -
                                                    ========       ========



   *  Issuance of 4,500,000 shares, including 182,066 shares held in treasury.


   The accompanying notes are an integral part of the consolidated financial statements.

                AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                --------------------------------------------------
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

   1. As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries.

   2. The December 31, 1993 consolidated balance sheet presented herein was derived from the audited December 31, 1993 consolidated financial statements of the Company.

            Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1993 for a description of the accounting policies which have been continued except for the following.

            Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of implementing this accounting standard in 1994 resulted in increases in investments of $5.8 million, in deferred income taxes payable of $3.1 million, and in shareholders' equity of $2.7 million.

            Also, reference should be made to the notes to the Company's December 31, 1993 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

   3. On January 25, 1994, Ampal sold 4.5 million units consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class A stock, for $12.125 per unit in a public offering. The warrants are exercisable at $16 per share at any time until January 31, 1999, and are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. The net proceeds which Ampal received from this offering amounted to approximately $51 million.

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

   4. In February 1994, the other shareholder of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 74.9%- owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million net of taxes). The Company's interest in Pri Ha'emek was diluted to 51.25% and upon exercise of all warrants and convertible debentures, the Company's interest may be diluted to 35.3%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

            During the first quarter of 1994, Granite Hacarmel Investments Ltd. ("Granite") issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, net of taxes).

                AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                --------------------------------------------------

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS



   Liquidity and Capital Resources
   -------------------------------

   As of March 31, 1994, cash and cash equivalents increased by approximately $32 million from December 31, 1993. This increase is mainly attributable to the proceeds received by Ampal in a public offering (see below), of which $17.7 million was invested in cash and cash equivalents, the $11.4 million of proceeds received by the Company's food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") from a public offering in Israel (see Results of Operations) and a dividend received from Granite Hacarmel Investments Ltd. ("Granite") of approximately $4.3 million in March 1994. The Company also has a committed $10 million bank line of credit expiring in October 1994, which the Company expects to renew.

   On January 25, 1994, Ampal sold 4.5 million units consisting of one Class A share and one redeemable warrant to purchase one share of Ampal's Class A stock in a public offering. This offering resulted in net proceeds to Ampal of approximately $51 million which Ampal intends to use for the financing of acquisitions, additions to existing holdings and other working capital and general corporate purposes, including early redemption of Ampal's outstanding debentures. The Company's investments increased by approximately $30.8 million, the majority of this increase is related to the investment of the proceeds of this public offering in relatively short-term interest-bearing securities which may in the future result in the Company recording unrealized gains or losses.

   Deposits, and notes and loans receivable, and deposits and notes and loans payable declined as a result of scheduled repayments. Outstanding debentures declined primarily as a result of the early redemption of $6.5 million of high interest-bearing debentures. Later in 1994, Ampal intends to make further redemptions of approximately $9.1 million of its 8%-10% interest-bearing debentures which were scheduled to mature in 2000.

   Results of Operations
   ---------------------

   Consolidated net income increased to $2.7 million for the three-month period ended March 31, 1994, as compared with a net loss of $2.8 million for the same period in 1993. In 1993, the Company was required to record a nonrecurring charge to net income of approximately $5 million with respect to its adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In addition, net income in 1994 increased as a result of gains on issuances of shares which were partially offset by losses incurred by Pri Ha'emek and decreases in equity in earnings of affiliates and other income.

   The Company's lending and borrowing activities are conducted on a long-term basis and are substantially linked to the Consumer Price Index ("CPI") in Israel, both as to principal and interest. The increase in interest income and interest expense in the first quarter of 1994 as compared to the same period in 1993 resulted from an increase in the CPI which exceeded the increase in the rate of exchange of the Israeli shekel to the U.S. dollar.

   Food processing revenues and expenses which reflect the operations of Pri Ha'emek decreased in 1994 because export sales were greatly affected by the unavailability of raw materials, mainly citrus fruit, due to a shortage in the labor force.

   In February 1994, the other shareholder of Pri Ha'emek, the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange ("TASE"). In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million net of taxes). The Company's interest in Pri Ha'emek was diluted to 51.25% and upon exercise of all warrants and convertible debentures, the Company's interest may be diluted to 35.3%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting. The increase in minority interests in the balance sheet is attributable to the minority interests' share of proceeds from this offering.

   During the first quarter of 1994, Granite issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, net of taxes).

   In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd. ("Paradise") for approximately 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; its manufacturing and distribution operations were included in equity in earnings of affiliates for the six months ended June 30, 1993 and consolidated thereafter. Paradise is a company which manufactures and markets mattresses and fold-out beds in Israel and is a licensee of the Sealy Posturepedic Mattress name and manufacturing process.

   Equity in earnings of affiliates decreased because of a net decline in earnings of affiliates accounted for by the equity method.

   Other income, and specifically rental income which is included in this category, decreased because Ophir Holdings Ltd.'s ("Ophir") financial statements, which were consolidated with the Company's financial statements in the first nine months of 1993, are reflected by the equity method thereafter because the Company's interest in Ophir was diluted to 42.5% in November 1993. Ophir earns rental income which was included in other income in 1993.

   Other expenses increased because of the consolidation of Paradise's results in the Company's consolidated financial statements in 1994.

   The increase in the effective income tax rate from 28% in 1993 to 42% in 1994 resulted from changes in the components of taxable income and a reported loss of a subsidiary for which no tax benefit was available.

                AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                --------------------------------------------------

                            PART II - OTHER INFORMATION


   Item 1.        Legal Proceedings - None.
                  -----------------

   Item 2.        Changes in Securities - None.
                  ---------------------

   Item 3.        Defaults upon Senior Securities - None.
                  -------------------------------

   Item 4.        Submission of Matters to a Vote of Security Holders - None.
                  ---------------------------------------------------

   Item 5.        Other Information - None.
                  -----------------

   Item 6.        Exhibits and Reports on Form 8-K
                  --------------------------------

      (a)         Index to Exhibits:

                  Schedule setting forth the computation of earnings
                  per Class A share.....................................Page 12

      (b) No Reports on Form 8-K were filed during the quarter covered by this Report.

                AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                --------------------------------------------------

         SCHEDULE SETTING FORTH COMPUTATION OF EARNINGS PER CLASS A SHARE
         ----------------------------------------------------------------



   THREE MONTHS ENDED MARCH 31,             1994                   1993
   ----------------------------------------------------------------------------
   (Amounts in thousands, except per    (Unaudited)            (Unaudited)
      share data)
   Weighted average number of shares
     outstanding:
       4% Preferred......................       213                231
       6-1/2% Preferred..................     1,170              1,476
       Class A...........................    18,393             15,134
       Common............................     3,000              3,000
                                            =======            =======


   Weighted average number of shares out-
     standing assuming conversion of pre-
     ferred stock into Class A shares:

       Class A...........................    22,968   88.45%    20,717    87.35%
       Common............................     3,000   11.55      3,000    12.65
                                            -------  -------   -------   ------

                                             25,968  100.00%    23,717   100.00%
                                            =======  =======   =======   ======

   Income before cumulative effect of
    change in accounting principle.......   $ 2,674            $ 2,231
   Cumulative effect on prior years of
    change in accounting principle.......         -             (4,982)
                                            -------            -------

        NET INCOME (LOSS)................   $ 2,674            $(2,751)
                                            =======            =======



   Allocation of net income (loss) on the
     basis of the respective dividend
     rights of the above classes of
     stock, pro rata:
       Class A...........................   $ 2,365   88.45%   $(2,403)   87.35%
       Common............................       309   11.55       (348)   12.65
                                            -------  -------   -------   ------
                                            $ 2,674  100.00%   $(2,751)  100.00%
                                            =======  =======   =======   ======


   Earnings (loss) per Class A share:
    Earnings before cumulative effect
     of change in accounting principle...   $   .10            $  .09
    Cumulative effect on prior years of
     change in accounting principle......         -              (.21)
                                            -------            ------
    Earnings (loss) per Class A share....   $   .10            $ (.12)
                                            =======            ======

                AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                --------------------------------------------------





                                    SIGNATURES
                                    ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               AMPAL-AMERICAN ISRAEL CORPORATION



                                               By:/s/ Lawrence Lefkowitz
                                               --------------------------------

                                                  Lawrence Lefkowitz
                                                  President
                                                  (Principal Executive Officer)



                                               By:/s/ Alan L. Schaffer
                                               --------------------------------

                                                  Alan L. Schaffer
                                                  Vice President - Finance
                                                    and Treasurer
                                                  (Principal Financial Officer)



                                               By:/s/ Alla Kanter
                                               --------------------------------

                                                  Alla Kanter
                                                  Controller
                                                  (Principal Accounting Officer)


   Dated:  May 16, 1994