Form 10-Q
period 1994-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1994-08-15
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                     ------------------

                                  FORM 10-Q

   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            June 30, 1994
                                  ------------------------------------------


                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                           to
                                  ------------------------      ------------



                      Commission file number 2-5061
                                             ----------


                        AMPAL-AMERICAN ISRAEL CORPORATION
   -------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


            New York                                          13-0435685
   -------------------------------------------------------------------------

   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


      1177 Avenue of the Americas, New York, New York            10036
   -------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code        (212) 782-2100
                                                      ----------------------


   -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


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

        The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,753,996 (as of July 31, 1994).

                      AMPAL-AMERICAN ISRAEL CORPORATION
                      ---------------------------------

                              Index to Form 10-Q



                                                                      Page
                                                                      ----
   Part I       Financial Information


                Consolidated Statements of Income

                 Six Months Ended June 30.............................. 1

                 Three Months Ended June 30............................ 2

                 Consolidated Balance Sheets........................... 3

                 Consolidated Statements of Cash Flows................. 5

                 Consolidated Statements of Changes in Shareholders'
                  Equity............................................... 7

                 Notes to the Consolidated Financial Statements........ 8

                 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........10


   Part II      Other Information......................................13

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME

     SIX MONTHS ENDED JUNE 30,                                1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands, except per share data)         (Unaudited)       (Unaudited)

     REVENUES
     Interest:
       Related parties............................          $  7,214         $  8,989
       Others.....................................               821              818
     Food processing..............................            16,176           17,709
     Manufacturing and distribution...............             4,811                -
     Equity in earnings of affiliates and others..             3,447            4,518
     Other income:
       Related parties............................             1,574            1,799
       Others.....................................               811            1,231
     Gains on issuance of shares by affiliates
      (Note 4)....................................             2,692                -
     Gain on sale of investments (Note 5).........                 -            1,150
                                                            --------         --------

         Total revenues...........................            37,546           36,214
                                                            --------         --------

     EXPENSES
     Interest:
       Related parties............................             1,820            2,541
       Others.....................................             6,786            9,507
     Food processing..............................            14,071           15,448
     Manufacturing and distribution...............             2,977                -
     Other expenses...............................             6,985            5,234
     Minority interests...........................              (275)            (331)
                                                            --------          --------

         Total expenses...........................            32,364           32,399
                                                            --------         --------

     Income before income taxes...................             5,182            3,815
     Income taxes.................................             2,007            1,200
                                                            --------         --------
     Income before cumulative effect of change in
      accounting principle.......   ..............             3,175            2,615
     Cumulative effect on prior years of change in
      accounting principle........................                 -           (4,982)
                                                            --------          --------

          NET INCOME (LOSS).......................          $  3,175         $ (2,367)
                                                            ========         ========
     Earnings (loss) per Class A share:
      Earnings before cumulative effect of change
       in accounting principle....................             $ .12            $ .11
      Cumulative effect on prior years of change
       in accounting principle....................                 -             (.21)
                                                            --------          --------
     Earnings (loss) per Class A share............             $ .12            $(.10)
                                                            ========         ========
     Weighted average number of Class A and
      equivalent shares outstanding (in thousands)            23,933           20,717

     The accompanying notes are an integral part of the consolidated financial statements.

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME

     THREE MONTHS ENDED JUNE 30,                              1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands, except per share data)         (Unaudited)       (Unaudited)


     REVENUES
     Interest:
       Related parties............................          $  4,156         $  6,334
       Others.....................................               474              602
     Food processing..............................             8,896            9,038
     Manufacturing and distribution...............             2,157                -
     Equity in earnings of affiliates and others..               457            1,263
     Other income:
       Related parties............................               821              911
       Others.....................................               410              550
     Gain on sale of investments (Note 5).........                 -            1,150
                                                            --------         --------
         Total revenues...........................            17,371           19,848
                                                            --------         --------

     EXPENSES
     Interest:
       Related parties............................             1,003            2,148
       Others.....................................             3,846            6,932
     Food processing..............................             6,973            8,127
     Manufacturing and distribution...............             1,383                -
     Other expenses...............................             3,625            2,477
     Minority interests...........................                 4             (559)
                                                            --------          --------

         Total expenses...........................            16,834           19,125
                                                            --------         --------

     Income before income taxes...................               537              723
     Income taxes.................................                36              339
                                                            --------         --------
          NET INCOME..............................          $    501         $    384
                                                            ========         ========

     Earnings per Class A share...................              $.02             $.02
                                                                ====             ====

     Weighted average number of Class A and
      equivalent shares outstanding (in thousands)            25,218           20,717

     The accompanying notes are an integral part of the consolidated financial statements.

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,        DECEMBER 31,
     ASSETS AS AT                                             1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands)                                (Unaudited)        (Note 2)


     Cash and cash equivalents......................        $   35,379       $    3,178


     Deposits:
       Related parties..............................            86,084           99,481



     Notes and loans receivable:
       Related parties..............................            12,811           11,948
       Others.......................................             2,229            4,964


     Investments (Note 2):
       Related parties..............................           103,558          103,319
       Others.......................................            31,604            8,322


     Property and equipment, less accumulated
      depreciation of $10,522 and $10,554...........            30,285           30,496



     Other assets...................................            43,531           42,352
                                                            ----------       ----------



     TOTAL ASSETS...................................        $  345,481       $  304,060
                                                            ==========       ==========
     The accompanying notes are an integral part of the consolidated financial statements.

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED BALANCE SHEETS

     LIABILITIES AND                                        JUNE 30,         DECEMBER 31,
     SHAREHOLDERS' EQUITY AS AT                               1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands)                                (Unaudited)        (Note 2)

     LIABILITIES
     Deposits and notes and loans payable:
       Related parties...............................       $   32,048       $   42,752
       Others........................................           16,293           18,091
     Debentures outstanding..........................           88,088           91,270
     Accounts and income taxes payable and accrued
      expenses:
       Related parties...............................              188            1,169
       Others........................................           36,109           33,621
                                                            ----------       ----------
             Total liabilities.......................          172,726          186,903
                                                            ----------       ----------

     MINORITY INTERESTS..............................            3,688              340
                                                            ----------       ----------
     SHAREHOLDERS' EQUITY (Note 3)
     4% Cumulative, Participating, Convertible
      Preferred Stock, $5 par value;  authorized
      650,000 shares;  issued and outstanding
      211,065 and 213,720 shares.....................            1,055            1,068

     6-1/2% Cumulative, Convertible Preferred Stock,
      $5 par value;  authorized 4,282,850 shares;
      issued and outstanding 1,140,736 and 1,202,342
      shares.........................................            5,703            6,011

     Class A Stock, $1 par value;  authorized
      30,000,000 shares;  issued 20,740,806 and
      16,224,779 shares;  outstanding 20,740,806
      and 16,042,713 shares..........................           20,741           16,225

     Common Stock, $1 par value;  authorized, issued
      and outstanding 3,000,000 shares...............            3,000            3,000

     Additional paid-in capital......................           57,246           10,605

     Retained earnings...............................           85,254           82,079
     Cumulative translation adjustments..............           (2,685)
     (2,171)
     Unrealized loss on marketable securities
      (Note 2).......................................           (1,247)               -
                                                            ----------       ----------
             Total shareholders' equity..............          169,067          116,817
                                                            ----------       ----------







     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....        $  345,481       $  304,060
                                                            ==========       ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS

     SIX MONTHS ENDED JUNE 30,                                1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands)                                (Unaudited)       (Unaudited)

     Increase (Decrease) in Cash and Cash Equivalents

     Cash flows from operating activities:
      Net income (loss)..........................           $  3,175         $  (2,367)
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Equity in earnings of affiliates and
        others...................................             (3,447)           (4,518)
       Gains on issuance of shares by affiliates.             (2,692)               -
       Cumulative effect on prior years of change
        in accounting principle..................                  -             4,982
       Gain on sale of investments...............                  -
     (1,150)
       Translation loss (gain)...................                122               (41)
       Depreciation expense......................              1,053               979
       Amortization expense......................              2,399             2,294
       Minority interests........................               (275)             (331)
      (Increase) in other assets.................             (2,690)           (9,895)
      (Decrease) increase in accounts and income
       taxes payable and accrued expenses:
       Related parties...........................               (981)           (2,045)
       Others....................................              2,141             6,331
      Dividend received from affiliate...........              4,277             1,409
                                                            --------          --------
       Net cash provided by (used in) operating
        activities...............................              3,082            (4,352)
                                                            --------          --------
     Cash flows from investing activities:
      Deposits receivable collected:
       Related parties...........................             15,355            13,517
       Others....................................                  -               350
      Notes and loans receivable granted:
       Related parties...........................             (1,745)               -
      Notes and loans receivable collected:
       Related parties...........................              1,551             2,409
       Others....................................              2,665               769
      Investments made:
       Related parties...........................             (1,552)          (51,673)
       Others....................................            (25,249)           (2,052)
      Proceeds from sale of investments:
       Others....................................              2,323             5,392
      Purchase of property and equipment.........             (1,367)           (3,902)
                                                            --------          --------

       Net cash (used in) investing activities...             (8,019)          (35,190)
                                                            --------          --------
     The accompanying notes are an integral part of the consolidated financial statements.

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS

     SIX MONTHS ENDED JUNE 30,                                1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands)                                (Unaudited)       (Unaudited)

     Cash flows from financing activities:
      Deposits and notes and loans payable
      received:
       Related parties...........................           $    798         $ 15,047
       Others....................................              1,304           44,992
      Deposits and notes and loans payable
      repaid:
       Related parties...........................            (12,180)       (17,660)
       Others....................................             (3,239)        (4,160)
      Debentures outstanding issued..............              4,493              -
      Debentures outstanding repaid..............            (11,443)        (5,210)
      Proceeds from issuance of shares...........             57,572            686
                                                            --------       --------

       Net cash provided by financing activities.             37,305           33,695
     Effect of exchange rate changes on cash
      and cash equivalents.......................               (167)            (173)
                                                            --------          --------
     Net increase (decrease) in cash and cash
      equivalents................................             32,201          (6,020)
     Cash and cash equivalents at beginning
      of period..................................              3,178            9,698
                                                            --------         --------

     Cash and cash equivalents at end of
      period.....................................           $ 35,379         $  3,678
                                                            ========         ========
     Supplemental Disclosure of Cash Flow Information
     Cash paid during the period:
      Interest:
       Related parties...........................           $    865         $  1,203
       Others....................................              3,054            3,569
                                                            --------         --------
         Total interest paid.....................           $  3,919         $  4,772
                                                            ========         ========

       Income taxes paid.........................           $  1,375         $  1,590
                                                            ========         ========

     The accompanying notes are an integral part of the consolidated financial statements.

     AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
     --------------------------------------------------
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     SIX MONTHS ENDED JUNE 30,                                1994              1993
     -----------------------------------------------------------------------------------
     (Dollars in thousands)                                (Unaudited)       (Unaudited)

     4% PREFERRED STOCK
     Balance, beginning of year...................          $  1,068         $  1,202
     Conversion of 2,655 and 7,048 shares into
      Class A Stock...............................               (13)             (35)
                                                            --------          --------
     Balance, end of period.......................          $  1,055         $  1,167
                                                            ========         ========

     6-1/2% PREFERRED STOCK
     Balance, beginning of year...................          $  6,011         $  7,554
     Conversion of 61,606 and 125,901 shares into
      Class A Stock...............................              (308)            (629)
                                                            --------          --------
     Balance, end of period.......................          $  5,703         $  6,925
                                                            ========         ========
     CLASS A STOCK
     Balance, beginning of year...................          $ 16,225         $ 15,164
     Issuance of shares upon conversion of
      Preferred Stock.............................               198              413
     Issuance of shares in a public offering*.....             4,318                -
                                                            --------         --------
     Balance, end of period.......................          $ 20,741         $ 15,577
                                                            ========         ========
     ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of year...................          $ 10,605         $  9,989
     Conversion of Preferred Stock................               122              251
     Proceeds from issuance of shares in a public
      offering....................................            46,519                -
                                                            --------         --------
     Balance, end of period.......................          $ 57,246         $ 10,240
                                                            ========         ========

     RETAINED EARNINGS
     Balance, beginning of year...................          $ 82,079         $ 82,293
     Net income (loss)............................             3,175           (2,367)
                                                            --------          --------
     Balance, end of period.......................          $ 85,254         $ 79,926
                                                            ========         ========

     CUMULATIVE TRANSLATION ADJUSTMENTS
     Balance, beginning of year...................          $ (2,171)        $      -
     Foreign currency translation adjustment......              (514)            (466)
                                                            --------          --------
     Balance, end of period.......................          $ (2,685)        $   (466)
                                                            ========         ========

     UNREALIZED LOSS ON MARKETABLE SECURITIES
     Balance, beginning of year...................          $      -         $      -
     Unrealized loss, net.........................            (1,247)               -
                                                            --------         --------
     Balance, end of period.......................          $ (1,247)        $      -
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

            Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1993 for a description of the accounting policies which have been continued except for the following:

            Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. The cumulative effect of adopting this accounting principle as of January 1, 1994 was an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. From January 1 to June 30, 1994, the net effect of market fluctuations resulted in a decrease of $1.2 million in shareholders' equity.

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

            On November 5, 1993, Ampal's Board of Directors approved a stock option plan which provides for grants of options to purchase up to 200,000 shares of Class A stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. On January 25, 1994, the Stock Option Committee of the Board of Directors approved the issuance of 134,900 options in the aggregate at an exercise price of $10.91 per share (a 10% discount from market price on the date of grant). The Stock Option Plan is subject to approval by Ampal's shareholders.
   4. In February 1994, the other shareholder of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million, after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares at a cost of $.2 million, and at June 30, 1994 its interest was 54.4%. Upon exercise of all warrants and convertible debentures, the Company's interest may be diluted to 37.4%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

            During the first quarter of 1994, Granite Hacarmel Investments Ltd. ("Granite") issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, after taxes).

   5. In June 1993, the Company sold shares in Teledata Communication Ltd. and realized a gain on sale of $1.1 million (approximately $.6 million, after taxes).

              AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
              --------------------------------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



   Liquidity and Capital Resources
   -------------------------------

   As of June 30, 1994, cash and cash equivalents were $35.4 million; an increase of approximately $32 million from December 31, 1993. This increase is mainly attributable to the proceeds received by Ampal in a public offering (see below); at June 30, $21.1 million was invested in cash and cash equivalents. The Company's food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") raised $11.4 million ($7 million of equity and $4.4 of debentures) in a public offering in Israel (see Results of Operations). The Company received a dividend from Granite Hacarmel Investments Ltd. ("Granite") of $4.3 million in March 1994.

   On January 25, 1994, Ampal sold 4.5 million units consisting of one Class A share and one redeemable warrant to purchase one share of Ampal's Class A stock in a public offering. This offering resulted in net proceeds to Ampal of approximately $51 million which Ampal intends to use for the financing of acquisitions, additions to existing holdings and other working capital and general corporate purposes, including early redemption of Ampal's outstanding debentures. The Company's investments increased by approximately $23.5 million; this increase is related to the investment of the proceeds of this public offering in short-term interest-bearing securities.

   Deposits, notes and loans receivable, and deposits and notes and loans payable declined as a result of scheduled repayments. Outstanding debentures declined primarily as a result of the early redemption of $6.5 million of high interest-bearing debentures and the scheduled repayment of approximately $5 million. Pri Ha'emek issued debentures in the amount of $4.4 million. On July 1, 1994, Ampal called approximately $4.4 million of its 8%-10% interest-bearing debentures which are scheduled to mature in 2000 and later in 1994 it intends to make further redemptions of approximately $4.7 million of this same series of debentures.

   Results of Operations
   ---------------------

   Six months ended June 30, 1994 compared to six months ended June 30, 1993:
   -------------------------------------------------------------------------

   Consolidated net income increased to $3.2 million for the six months ended June 30, 1994, as compared with a net loss of $2.4 million for the six months ended June 30, 1993. In 1993, the Company was required to record a nonrecurring charge to net income of approximately $5 million with respect to its adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In addition, net income in 1994 increased as a result of gains on issuances of shares and a reduction in net interest expense. These increases were partially offset by a loss incurred by the Company's food processing subsidiary, reductions in equity in earnings of affiliates and other income, and a higher effective income tax rate in 1994.

   The decreases in interest revenue, interest expense and net interest expense for the six months ended June 30, 1994 as compared to the same period in 1993 resulted from the repayment of deposits, notes and loans receivable as well as deposits, notes and loans payable and outstanding debentures. Also, Ophir Holdings Ltd.'s ("Ophir") results, which were consolidated in the first six months of 1993, are reflected by the equity method in 1994 because the Company's interest in Ophir was diluted to 42.5% in November 1993. In the second quarter of 1993, Ophir incurred significant interest expense on bank borrowings used to finance its March 1993 investment in Industrial Buildings Corporation Ltd. ("Industrial Buildings") and as a result recorded a loss in the first six months.

  Equity in earnings of affiliates decreased for the six months ended June 30, 1994 as compared to the same period in 1993 because Ophir's 1993 loss was not reported by the equity method in 1993 as its financial statements were consolidated with the Company's (see above). In 1994, Ophir reported greater losses due to significant financing expense associated with its acquisition of Industrial Buildings. Were it not for the change in accounting for Ophir's losses, equity in earnings of affiliates would have shown an increase, primarily because the Moriah Hotel group reported increased earnings due to higher occupancy rates. Also, Granite's earnings were reduced because it reported lower interest income than in 1993.

  In February 1994, the other shareholder of Pri Ha'emek, the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million, after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares at a cost of $.2 million, and at June 30, 1994 its interest was 54.4%. Upon exercise of all warrants and convertible debentures, the Company's interest may be diluted to 37.4%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting. The increase in minority interests in the balance sheet is attributable to the minority interests' share of proceeds from this offering.

  In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd. ("Paradise") for approximately 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; its manufacturing and distribution operations were included in equity in earnings of affiliates for the six months ended June 30, 1993 and consolidated thereafter. This also accounts for the 1994 increase in the "Other expenses" category. Paradise is a company which manufactures and markets mattresses and fold-out beds in Israel and is a licensee of the Sealy Posturepedic Mattress name and manufacturing process.

  Other income, and specifically rental income which is included in this category, decreased because Ophir's financial statements, which were consolidated with the Company's financial statements in the first nine months of 1993, are reflected by the equity method thereafter.

  During the first quarter of 1994, Granite issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, after taxes).

  The increase in income tax expense and the effective income tax rate in the six months ended June 30, 1994 as compared to the same period in 1993 is attributable to the lesser availability of tax loss carryforwards of certain Israeli subsidiaries in 1994 as compared to 1993, and changes in the components of these taxable incomes.

  Three months ended June 30, 1994 compared to three months ended June 30, 1993:
  -----------------------------------------------------------------------------

  Consolidated net income increased to $.5 million for the three months ended June 30,

   1994 as compared with $.4 million for the three months ended June 30, 1993. Net income increased as a result of a reduction of net interest expense, improved earnings of the Company's food processing subsidiary and a reduction in income tax expense, which was offset by a decrease in equity in earnings of affiliates. Also, in 1993 the Company recorded a $1.1 million gain on sale of investments.

   Interest revenue, interest expense and net interest expense declined in the three months ended June 30, 1994 as compared to the same period in 1993 for the reasons discussed in Results of Operations - Six months ended June 30, 1994 compared to six months ended June 30, 1993.

   In the three months ended June 30, 1994, the decline in equity in earnings of affiliates resulted from the accounting for Ophir's losses (see discussion in Results of Operations - Six months ended June 30, 1994 compared to six months ended June 30, 1993, above) which was offset by the Moriah Hotel group's increased earnings due to higher occupancy rates.

   The Company's food processing subsidiary recorded earnings in the second quarter of 1994 as compared to a loss in 1993 because of the change in the mix of products sold and a greater emphasis on local sales.

   In the three months ended June 30, 1993, the Company sold shares in Teledata Communication Ltd. and reported a gain on sale of investments of approximately $1.1 million (approximately $.6 million, after taxes).


   The decline in income tax expense and the effective income tax rate in the three months ended June 30, 1994 as compared to the same period in 1993 is attributable to changes in the components of taxable income.

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

                         PART II - OTHER INFORMATION


   Item 1.        Legal Proceedings - None.
                  -----------------

   Item 2.        Changes in Securities - None.
                  ---------------------

   Item 3.        Defaults upon Senior Securities - None.
                  -------------------------------

   Item 4.        Submission of Matters to a Vote of Security Holders -
                  ---------------------------------------------------
   None.

   Item 5.        Other Information - None.
                  -----------------

   Item 6.        Exhibits and Reports on Form 8-K
                  --------------------------------

      (a)         Index to Exhibits:

                  Schedule setting forth the computation of earnings
                  per Class A share......................................Page 14

                  Agreement of Sublease dated as of June 22, 1993, by
                  and between Bank Hapoalim B.M. and Ampal-American
                  Israel Corporation...................................Page E-1*
      (b) No Reports on Form 8-K were filed during the quarter covered by this Report.




   *  Refers to a separately bound exhibit volume

              AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
              --------------------------------------------------

       SCHEDULE SETTING FORTH COMPUTATION OF EARNINGS PER CLASS A SHARE
       ----------------------------------------------------------------



   SIX MONTHS ENDED JUNE 30,                         1994          1993
   -----------------------------------------------------------------------------
   (Amounts in thousands, except per       (Unaudited)       (Unaudited)
    share data)
   Weighted average number of shares
     outstanding:
       4% Preferred......................       212               229
       6-1/2% Preferred..................     1,159             1,444
       Class A...........................    19,396            15,240
       Common............................     3,000             3,000
                                            =======           =======


   Weighted average number of shares out-
     standing assuming conversion of pre-
     ferred stock into Class A shares:

       Class A...........................    23,933   88.86%   20,717     87.35%
       Common............................     3,000   11.14     3,000     12.65
                                            -------  -------  -------    -------
                                             26,933  100.00%   23,717    100.00%
                                            =======  =======  =======    =======

   Income before cumulative effect of
    change in accounting principle.......   $ 3,175           $ 2,615
   Cumulative effect on prior years of
    change in accounting principle.......         -            (4,982)
                                            -------           -------

        NET INCOME (LOSS)................   $ 3,175           $(2,367)
                                            =======           =======



   Allocation of net income (loss) on the
     basis of the respective dividend
     rights of the above classes of
     stock, pro rata:
       Class A...........................   $ 2,821   88.86%  $(2,068)    87.35%
       Common............................       354   11.14      (299)    12.65
                                            -------  -------  -------    -------
                                            $ 3,175  100.00%  $(2,367)   100.00%
                                            =======  =======  =======    =======



   Earnings (loss) per Class A share:
    Earnings before cumulative effect
     of change in accounting principle...      $ .12            $ .11
    Cumulative effect on prior years of
     change in accounting principle......          -             (.21)
                                               -----            -----
    Earnings (loss) per Class A share....      $ .12            $(.10)
                                               =====            =====

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


                                               AMPAL-AMERICAN ISRAEL CORPORATION



                                               By:/s/ Lawrence Lefkowitz
                                               ---------------------------------
                                                  Lawrence Lefkowitz
                                                  President
                                                  (Principal Executive Officer)



                                               By:/s/ Alan L. Schaffer
                                               ---------------------------------
                                                  Alan L. Schaffer
                                                  Vice President - Finance
                                                    and Treasurer
                                                  (Principal Financial Officer)



                                               By:/s/ Alla Kanter
                                               ---------------------------------
                                                  Alla Kanter
                                                  Controller
                                                  (Principal Accounting Officer)


   Dated:  August 15, 1994