Form 10-Q
period 1994-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1994-11-14
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1994
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------      -------------------


                        Commission file number 2-5061
                                               ----------


                          AMPAL-AMERICAN ISRAEL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                          13-0435685
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


   1177 Avenue of the Americas, New York, New York            10036
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (212) 782-2100
                                                   -----------------------------




- --------------------------------------------------------------------------------

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

     The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,788,261 (as of
October 31, 1994).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                               Index to Form 10-Q


                                                                    Page
                                                                    ----

Part I    Financial Information


  Consolidated Statements of Income

   Nine Months Ended September 30........................            1

   Three Months Ended September 30.......................            2

  Consolidated Balance Sheets............................            3

  Consolidated Statements of Cash Flows..................            5

  Consolidated Statements of Changes in Shareholders'
    Equity...............................................            7

  Notes to the Consolidated Financial Statements.........            8

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations.........           10


Part II   Other Information..............................           13

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30,                       1994           1993
- -----------------------------------------------------------------------------
(Dollars in thousands, except per share data)      (Unaudited)    (Unaudited)

REVENUES
Interest:
  Related parties............................       $ 10,961       $ 11,801
  Others.....................................          1,556          1,091
Food processing..............................         24,662         24,221
Manufacturing and distribution...............          7,158          2,314
Equity in earnings of affiliates and others..          6,381          7,599
Other income:
  Related parties............................          2,381          2,701
  Others.....................................          1,414          1,792
Gains on issuance of shares by subsidiary and
 affiliate (Note 4)..........................          2,692              -
Gains on sale of investments (Note 5)........          1,825          1,626
Unrealized gains, net, on marketable
 securities (Note 2).........................          2,699              -
                                                    --------       --------

    Total revenues...........................         61,729         53,145
                                                    --------       --------

EXPENSES
Interest:
  Related parties............................          2,732          3,476
  Others.....................................         10,352         13,739
Food processing..............................         20,114         20,049
Manufacturing and distribution...............          4,532          1,442
Other expenses...............................         11,295          8,486
                                                    --------       --------

    Total expenses...........................         49,025         47,192
                                                    --------       --------

Income before income taxes...................         12,704          5,953
Income taxes.................................          5,665          2,603
                                                    --------       --------
Income before cumulative effect of change
 in accounting principle.....................          7,039          3,350
Cumulative effect on prior years of change in
 accounting principle........................              -         (4,982)
                                                    --------       --------

     NET INCOME (LOSS).......................       $  7,039       $ (1,632)
                                                    ========       ========

Earnings (loss) per Class A share:
 Earnings before cumulative effect of change
  in accounting principle....................          $ .26          $ .14
 Cumulative effect on prior years of change
  in accounting principle....................              -           (.21)
                                                       -----          -----
 Earnings (loss) per Class A share...........          $ .26          $(.07)
                                                       =====          =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)         24,318         20,717

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


THREE MONTHS ENDED SEPTEMBER 30,                         1994         1993
- ------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         (Unaudited)  (Unaudited)

REVENUES
Interest:
  Related parties............................       $  3,747       $  2,812
  Others.....................................            735            273
Food processing..............................          8,486          6,512
Manufacturing and distribution...............          2,347          2,314
Equity in earnings of affiliates and others..          2,934          3,081
Other income:
  Related parties............................            807            902
  Others.....................................            603            561
Gains on sale of investments (Note 5)........          1,825            476
Unrealized gains, net, on marketable
 securities (Note 2).........................          2,699              -
                                                    --------       --------

    Total revenues...........................         24,183         16,931
                                                    --------       --------

EXPENSES
Interest:
  Related parties............................            912            935
  Others.....................................          3,566          4,232
Food processing..............................          6,043          4,601
Manufacturing and distribution...............          1,555          1,442
Other expenses...............................          4,585          3,583
                                                    --------       --------

    Total expenses...........................         16,661         14,793
                                                    --------       --------

Income before income taxes...................          7,522          2,138
Income taxes.................................          3,658          1,403
                                                    --------       --------

     NET INCOME..............................       $  3,864       $    735
                                                    ========       ========


Earnings per Class A share...................           $.14           $.03
                                                        ====           ====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)         25,218         20,717




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
ASSETS AS AT                                             1994          1993
- --------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)   (Note 2)


Cash and cash equivalents......................   $   42,161     $    3,178



Deposits:
  Related parties..............................       77,547         99,481



Notes and loans receivable:
  Related parties..............................       16,757         11,948
  Others.......................................        2,136          4,964



Investments (Note 2):
  Related parties..............................      106,580        103,319
  Others.......................................       25,079          8,322



Property and equipment, less accumulated
 depreciation of $11,065 and $10,554...........       30,431         30,496



Other assets...................................       45,221         42,352
                                                  ----------     ----------













TOTAL ASSETS...................................   $  345,912     $  304,060
                                                  ==========     ==========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                      SEPTEMBER 30,  DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                               1994          1993
- -------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)   (Note 2)

LIABILITIES
Deposits and notes and loans payable:
  Related parties...............................  $   25,679     $   42,752
  Others........................................      16,601         18,091
Debentures outstanding..........................      86,433         91,270
Accounts and income taxes payable and accrued
 expenses.......................................      40,759         34,790
                                                  ----------     ----------
        Total liabilities.......................     169,472        186,903
                                                  ----------     ----------

MINORITY INTERESTS..............................       3,800            340
                                                  ----------     ----------

SHAREHOLDERS' EQUITY (Note 3)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 209,199 and 213,720 shares.....................       1,046          1,068

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value;  authorized 4,282,850 shares;
 issued and outstanding 1,130,987 and 1,202,342
 shares.........................................       5,655          6,011

Class A Stock, $1 par value;  authorized
 30,000,000 shares;  issued 20,779,383 and
 16,224,779 shares;  outstanding 20,779,383
 and 16,042,713 shares..........................      20,779         16,225

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares...............       3,000          3,000

Additional paid-in capital......................      56,989         10,605

Retained earnings...............................      88,708         82,079
Cumulative translation adjustments..............      (3,143)        (2,171)
Unrealized loss on marketable securities
 (Note 2).......................................        (394)             -
                                                  ----------     ----------
        Total shareholders' equity..............     172,640        116,817
                                                  ----------     ----------




TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....   $  345,912     $  304,060
                                                  ==========     ==========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                          1994        1993
- -----------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited) (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
 Net income (loss)..........................        $  7,039       $ (1,632)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in earnings of affiliates and
   others...................................          (6,381)        (7,599)
  Gains on issuance of shares by subsidiary
   and affiliate............................          (2,692)             -
  Gains on sale of investments..............          (1,825)        (1,626)
  Unrealized gains, net, on marketable
   securities...............................          (2,699)             -
  Cumulative effect on prior years of change
   in accounting principle..................               -          4,982
  Translation loss (gain)...................             102           (126)
  Depreciation expense......................           1,628          1,771
  Amortization expense......................           3,748          3,710
  Minority interests........................            (115)          (300)
 (Increase) in other assets.................          (4,867)        (7,784)
 Increase (decrease) in accounts and income
  taxes payable and accrued expenses........           6,361           (374)
 Dividend received from affiliate...........           4,277          1,409
                                                    --------       --------
  Net cash provided by (used in) operating
   activities...............................           4,576         (7,569)
                                                    --------       --------
Cash flows from investing activities:
 Deposits receivable collected:
  Related parties...........................          25,664         19,614
  Others....................................               -            350
 Notes and loans receivable granted:
  Related parties...........................          (5,899)          (728)
 Notes and loans receivable collected:
  Related parties...........................           2,196          3,309
  Others....................................           2,845          1,155
 Investments made:
  Related parties...........................          (1,786)       (51,817)
  Others....................................         (17,894)        (5,612)
 Proceeds from sale of investments..........           5,513          7,224
 Purchase of property and equipment.........          (1,939)        (4,286)
                                                    --------       --------

  Net cash provided by (used in) investing
   activities...............................           8,700        (30,791)
                                                    --------       --------




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                          1994         1993
- ------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)  (Unaudited)


Cash flows from financing activities:
 Deposits and notes and loans payable received:
  Related parties...........................        $  1,077       $ 22,656
  Others....................................           2,225         49,290
 Deposits and notes and loans payable repaid:
  Related parties...........................         (18,789)       (26,355)
  Others....................................          (3,824)        (5,163)
 Debentures outstanding issued..............           4,622              -
 Debentures outstanding repaid..............         (15,927)        (9,377)
 Proceeds from issuance of shares...........          57,296              -
 Investment in subsidiary by minority
  shareholder...............................               -            686
                                                    --------       --------
  Net cash provided by financing activities.          26,680         31,737
Effect of exchange rate changes on cash
 and cash equivalents.......................            (973)        (1,039)
                                                    --------       --------

Net increase (decrease) in cash and cash
 equivalents................................          38,983         (7,662)
Cash and cash equivalents at beginning
 of period..................................           3,178          9,698
                                                    --------       --------

Cash and cash equivalents at end of
 period.....................................        $ 42,161       $  2,036
                                                    ========       ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties...........................        $  1,310       $  2,060
  Others....................................           5,062          6,487
                                                    --------       --------
    Total interest paid.....................        $  6,372       $  8,547
                                                    ========       ========

  Income taxes paid.........................        $  1,528       $  2,928
                                                    ========       ========












The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30,                       1994            1993
- ------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)     (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year...................       $  1,068       $  1,202
Conversion of 4,521 and 16,659 shares into
 Class A Stock...............................            (22)           (83)
                                                    --------       --------
Balance, end of period.......................       $  1,046       $  1,119
                                                    ========       ========

6-1/2% PREFERRED STOCK
Balance, beginning of year...................       $  6,011       $  7,554
Conversion of 71,355 and 239,964 shares into
 Class A Stock...............................           (356)        (1,199)
                                                    --------       --------
Balance, end of period.......................       $  5,655       $  6,355
                                                    ========       ========

CLASS A STOCK
Balance, beginning of year...................       $ 16,225       $ 15,164
Issuance of shares upon conversion of
 Preferred Stock.............................            236            803
Issuance of shares in a public offering*.....          4,318              -
                                                    --------       --------
Balance, end of period.......................       $ 20,779       $ 15,967
                                                    ========       ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year...................       $ 10,605       $  9,989
Conversion of Preferred Stock................            142            479
Proceeds from issuance of shares in a public
 offering....................................         46,242              -
                                                    --------       --------
Balance, end of period.......................       $ 56,989       $ 10,468
                                                    ========       ========

RETAINED EARNINGS
Balance, beginning of year...................       $ 82,079       $ 82,293
Net income (loss)............................          7,039         (1,632)
Dividends declared:
  4% Preferred Stock - $.20 per share........            (42)           (45)
  6-1/2% Preferred Stock - $.325 per share...           (368)          (435)
                                                    --------       --------
Balance, end of period.......................       $ 88,708       $ 80,181
                                                    ========       ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year...................       $ (2,171)      $      -
Foreign currency translation adjustment......           (972)        (1,764)
                                                    --------       --------
Balance, end of period.......................       $ (3,143)      $ (1,764)
                                                    ========       ========

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year...................       $      -       $      -
Unrealized loss, net.........................           (394)             -
                                                    --------       --------
Balance, end of period.......................       $   (394)      $      -
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

            Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income.
            Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. The cumulative effect of adopting this accounting principle as of January 1, 1994 was an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. From January 1 to September 30, 1994, the net effect of market fluctuations resulted in a decrease of $.4 million in shareholders' equity. At September 30, 1994 the aggregate fair value of available-for-sale securities was $2.4 million, ($8.1 million at June 30, 1994) and gross unrealized losses were $.6 million ($.4 million, after taxes).

            In the quarter ended September 30, 1994, $2.7 million of unrealized gains on marketable securities in the statement of income includes gross gains of $1.7 million, which resulted from the transfer of securities from the available-for-sale category to the trading securities category, and also includes gross losses of $2.4 million on available-for-sale securities which have been determined to be permanently impaired in value.

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

3. On January 25, 1994, Ampal sold 4.5 million units, each consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class A stock, for $12.125 per unit in a public offering. The warrants are exercisable at $16 per share at any time until January 31, 1999, and are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. The net proceeds which Ampal received from this offering amounted to approximately $51 million.

            On November 5, 1993, Ampal's Board of Directors approved a stock option plan which provides for grants of options to purchase up to 200,000 shares of Class A stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. On January 25, 1994, the Stock Option Committee of the Board of Directors approved the issuance of 134,900 options in the aggregate at an exercise price of $10.91 per share (a 10% discount from market price on the date of grant). The Stock Option Plan was approved by Ampal's shareholders on September 22, 1994.

4. In February 1994, the other shareholder of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel onthe Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million, after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at September 30, 1994 its interest was 54.4%. If all warrants and convertible debentures are exercised, the Company's interest would be diluted to 37.6%.

            During the first quarter of 1994, Granite Hacarmel Investments Ltd. ("Granite") issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of $.3 million ($.2 million, after taxes).

5. In the third quarter of 1994, the Company received gross proceeds in the amount of $2.6 million from sales of 120,000 shares of DSP Group, Inc. ("DSP Group") and realized gains of $2 million ($1.3 million, after taxes). The Company continues to hold approximately 172,000 shares (approximately 2% of DSP Group's outstanding shares), including its share of Ophir Holdings Ltd.'s holdings of DSP Group.

            In the nine months ended September 30, 1993, the Company sold shares of Teledata Communication Ltd. and realized gains of $1.5 million ($.9 million, after taxes).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- -------------------------------

As of September 30, 1994, cash and cash equivalents were $42.2 million; an increase of $39 million from December 31, 1993. This increase is mainly attributable to the proceeds received by Ampal in a public offering (see below), of which $30.1 million was invested in cash and cash equivalents at September 30, 1994. The Company's food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") raised $11.4 million ($7 million of equity and $4.4 of convertible debentures) in a public offering in Israel (see Results of Operations). The Company received a dividend from Granite Hacarmel Investments Ltd. ("Granite") of $4.3 million in March 1994.

On January 25, 1994, Ampal sold 4.5 million units, each consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class A stock in a public offering. This offering resulted in net proceeds to Ampal of approximately $51 million which Ampal has used and intends to use for the financing of acquisitions, additions to existing holdings and other working capital and general corporate purposes, including early redemption of Ampal's outstanding debentures. In 1994, the Company's investments increased by approximately $20 million. This increase is primarily related to the investment of the proceeds of the public offering in short-term interest-bearing securities, new investments and the recording of the Company's equity in earnings of affiliates.

Deposits receivable, and deposits and notes and loans payable declined as a result of scheduled repayments. Outstanding debentures declined primarily as a result of the early redemption of $10.9 million of high interest-bearing debentures and the scheduled repayment of approximately $5 million of other debentures. On November 1, 1994, Ampal called the remaining $4.6 million of its 8%-10% interest-bearing debentures which were scheduled to mature in 2000. All remaining outstanding Ampal debentures are not subject to call provisions and are expected to remain outstanding until they mature in accordance with their terms. In addition, Pri Ha'emek issued convertible debentures in the amount of $4.4 million.

Results of Operations
- ---------------------

Nine months ended September 30, 1994 compared to nine months ended September 30,
- --------------------------------------------------------------------------------
1993:
- ----

Consolidated net income increased to $7 million for the nine months ended September 30, 1994, as compared with a net loss of $1.6 million for the nine months ended September 30, 1993. In 1993, the Company was required to record a nonrecurring charge to net income of approximately $5 million with respect to its adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Net income in 1994 increased as a result of increased gains on sales of investments, unrealized gains on marketable securities, gains on issuances of shares and a reduction in net interest expense. These increases were partially offset by reductions in equity in earnings of affiliates and other income.

The decreases in interest revenue, interest expense and net interest expense for the nine months ended September 30, 1994 as compared to the same period in 1993 resulted from the repayment of deposits, notes and loans receivable as well as deposits, notes and loans payable and outstanding debentures. Also, Ophir Holdings Ltd.'s ("Ophir") results, which were consolidated in the first nine months of 1993, are reflected by the equity method in 1994 because the Company's interest in Ophir was diluted to 42.5% in November 1993. In the second and third quarters of 1993, Ophir incurred significant interest expense on bank borrowings used to finance its March 1993 investment in Industrial Buildings Corporation Ltd. ("Industrial Buildings") and as a result recorded a loss in the first nine months.

Equity in earnings of affiliates decreased for the nine months ended September 30, 1994 as compared to the same period in 1993 because Ophir's 1993 loss was not reported by the equity method in 1993 because its financial statements were consolidated with the Company's (see above). In 1994, Ophir reported further losses due to significant financing expense associated with its acquisition of Industrial Buildings. Were it not for the change in accounting for Ophir's losses, equity in earnings of affiliates would have shown an increase, primarily because the Moriah Hotel group reported increased earnings.

In February 1994, the other shareholder of Pri Ha'emek, the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million, after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at September 30, 1994 its interest was 54.4%. If all warrants and convertible debentures are exercised, the Company's interest would be diluted to 37.6%. The increase in minority interests in the balance sheet is attributable to the minority interests' share of proceeds from this offering.

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

In the third quarter of 1994, the Company received gross proceeds in the amount of $2.6 million from sales of 120,000 shares of DSP Group, Inc. ("DSP Group") and realized gains of $2 million ($1.3 million, after taxes). The Company continues to hold approximately 2% of DSP Group's outstanding shares (including its share of Ophir's holdings of DSP Group).

In the nine months ended September 30, 1993, the Company sold shares of Teledata Communication Ltd. and realized gains of $1.5 million ($.9 million, after taxes).

In the quarter ended September 30, 1994, $2.7 million of unrealized gains on marketable securities in the statement of income includes gross gains of $1.7 million, which resulted from the transfer of securities from the available-for-sale category to the trading securities category, and also includes gross losses of $2.4 million on available-for-sale securities which have been determined to be permanently impaired in value.

Other income, and specifically rental income which is included in this category, decreased because Ophir's financial statements, which were consolidated with the Company's financial statements in the first nine months of 1993, are reflected by the equity method thereafter.

During the first quarter of 1994, Granite issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of $.3 million ($.2 million, after taxes).

The increase in other expenses of approximately $2.8 million is attributable to the consolidation of Paradise's financial statements commencing July 1, 1993, additional expenses associated with Pri Ha'emek's operations and increases in administrative expenses.

Three months ended September 30, 1994 compared to three months ended September
- ------------------------------------------------------------------------------
30, 1993:
- --------

Consolidated net income increased to $3.9 million for the three months ended September 30, 1994 as compared with $.7 million for the three months ended September 30, 1993. Net income increased as a result of gains on sales of investments in excess of 1993 gains, unrealized gains on marketable securities, a reduction of net interest expense, improved earnings of the Company's food processing subsidiary and a reduction in the effective income tax rate.

Net interest expense declined in the three months ended September 30, 1994 as compared to the same period in 1993 for the reasons discussed in Results of Operations - Nine months ended September 30, 1994 compared to nine months ended September 30, 1993.

In the third quarter of 1994, the Company received gross proceeds in the amount of $2.6 million from sales of 120,000 shares of DSP Group and realized gains of $2 million ($1.3 million, after taxes). The Company continues to hold approximately 2% of DSP Group's outstanding shares (including its share of Ophir's holdings of DSP Group).

In the third quarter of 1993, the Company sold shares in Teledata Communication Ltd. and realized a gain of $.4 million ($.3 million, after taxes).

In the quarter ended September 30, 1994, $2.7 million of unrealized gains on marketable securities in the statement of income includes gross gains of $1.7 million, which resulted from the transfer of securities from the available-for-sale category to the trading securities category, and also includes gross losses of $2.4 million on available-for-sale securities which have been determined to be permanently impaired in value.

The decline in the effective income tax rate in the three months ended September 30, 1994 as compared to the same period in 1993 is attributable to changes in the components of taxable income.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings - None.
                  -----------------

Item 2.           Changes in Securities - None.
                  ---------------------

Item 3.           Defaults upon Senior Securities - None.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  On September 22, 1994, at the Annual Meeting of Shareholders of Ampal-American Israel Corporation,

   (a) the following persons were elected as directors by the following vote:

      i)  CLASS A             FOR            AUTHORITY WITHHELD
          -------             ---            ------------------

          H. Henshel          19,258,658          24,667
          H. Kronish          19,258,958          24,367
          L. Riebman          19,188,458          94,867
          E. Sommer           19,189,358          93,967

     ii)  COMMON/CLASS A      FOR            AUTHORITY WITHHELD
          --------------      ---            ------------------

          A. Abend            49,258,758          24,567
          M. Arnon            49,258,958          24,367
          S. Batkin           49,257,858          25,467
          Y. Elinav           49,258,758          24,567
          I. Hochberg         49,258,958          24,367
          L. Lefkowitz        49,258,658          24,667
          E. Raff             49,189,058          94,267
          S. Ravid            49,188,758          94,567
          S. Recht            49,258,958          24,367

   (b)   the 1993 Stock Option Plan was approved by the following vote:

          FOR                 AGAINST        ABSTAIN
          ---                 -------        -------

          49,074,052          170,984        38,289

Item 5.  Other Information
         -----------------

          The Company's Proxy Statement dated August 11, 1994 stated that Shareholders' Proposals for the next Annual Meeting of Shareholders must be received by the Company no later than April 11, 1995. The next Annual Meeting of Shareholders is now proposed to take place on June 28, 1995. Accordingly, any holder of Class A Stock or Common Stock who wishes to submit a proposal to be presented at the next Annual Meeting of Shareholders must forward such proposal to the Secretary of the Company so that it is received by the Company no later than January 17, 1995, and comply with such rules as may be prescribed from time to time by the Securities and Exchange Commission regarding proposals of security holders.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)    Index to Exhibits:

          Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Class A Share.

          Exhibit 27 - Financial Data Schedule.

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


Dated:  November 14, 1994