Form 10-K
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1995-03-31
CIK 731859

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1994     Commission file number 0-538

                         AMPAL-AMERICAN ISRAEL CORPORATION
               (Exact name of Registrant as specified in its Charter)

                      New York                          13-0435685
           (State or other Jurisdiction of             (I.R.S. Employer
            Incorporation or Organization)           Identification Number)

         1177 Avenue of the Americas, New York,New York     10036
            (Address of Principal Executive Offices)      (Zip Code)

        Registrant's telephone number, including area code: (212) 782-2100.

            Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each Exchange on
               Title of each class                which Registered
               -------------------       --------------------------------
                  Class A Stock               American Stock Exchange
                  Warrants to purchase        American Stock Exchange
                  shares of Class A Stock

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].


    The number of shares outstanding of each of the issuer's classes of common stock is
        Common --- 3,000,000; Class A --- 20,859,860 (as of March 22, 1995).

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $60,430,651 (as of March 22, 1995).

===============================================================================

                            ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                       OF AMPAL-AMERICAN ISRAEL CORPORATION



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

        The Company emphasizes long-term appreciation over short-term returns and liquidity. The Company often makes equity investments accompanied by more significant loans or loan guarantees with the intention that cash flow from operations of the investee companies will repay these loans. In determining whether to acquire an interest in a specific company, the Company considers quality of management, qualification of investment partners, potential return on investment, projected cash flow, market share and growth potential.

        The Company generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have a significant influence in the management and operation of that
   company.   The Company often seeks investment partners who have expertise in the business in which an investment is being made or whose operations and associations provide the investee company with additional markets, sources of supply, financing or other competitive advantages. The Company sometimes makes investments with or through affiliated companies. Frequently, the Company enters into arrangements with its investment partners or with the company in which it is investing in order to ensure board representation or other rights relating to its investments. Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, is Ampal's controlling shareholder and principal lender. Members of the Hapoalim group of companies, including Investment Company of Bank Hapoalim Ltd., sometimes invest jointly with the Company.

        Ampal was founded prior to the establishment of the State of Israel as part of the effort of the Jewish community in Palestine to provide resources for and benefit from the growth of its economy. The Company has participated in the economic development of Israel by providing capital and management to commercial, banking, credit, industrial and agricultural enterprises located in Israel or that are Israel-related. The Company intends to continue to adhere to its historical policy of focusing its business interests primarily on long-term holdings in Israel-related enterprises. The earnings of its Israeli subsidiaries are customarily reinvested in Israel, rather than being distributed as dividends.

        The growth of the Israeli economy, the success of a number of Israeli-based companies, particularly in the area of high technology, the privatization of government-owned companies and the acceleration of the peace process over the last few years, have prompted numerous potential investors to search for investment opportunities in Israel and have made it possible for certain of such companies to gain direct access to Israeli and foreign public securities markets. The Company competes for investment opportunities with other established and well-capitalized investing entities. There can be no assurance that opportunities will continue to be available to the Company at valuations and on terms which are favorable.

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

                                                                                                         PERCENTAGE
                                                                                                           AS OF
     INDUSTRY SEGMENT                                                         PRINCIPAL BUSINESS        DECEMBER 31, 1994
     ----------------                                                         ------------------        -----------------
     HOTELS AND LEISURE-TIME
       Coral World International Limited.............................         Underwater Observatories               50.0
                                                                              and Marine Parks
       Country Club Kfar Saba Ltd. ..................................         Country Club Facilities                51.0
       Moriah Hotels Ltd. ...............................................     Hotel Chain                            46.0

     REAL ESTATE, FINANCE AND OTHER HOLDINGS
       Am-Hal Limited....................................................     Senior Citizen Facility                50.0
       Ampal Development (Israel) Ltd. .............................          Holding Company                       100.0
       Ampal Financial Services Ltd. .................................        Holding Company                       100.0
       Ampal (Israel) Ltd. ...............................................    Holding Company                       100.0
       Bank Hapoalim (Cayman) Ltd. ................................           Commercial Bank Holding                49.0
                                                                               Company
       Bay Heart Limited.................................................     Shopping Mall Owner/Lessor             37.0
       Epsilon Investment House Ltd. ................................         Investment Bank                        20.0(1)
       Etz Vanir Ltd. and Yakhin Mataim Ltd. ....................             Citrus Groves                          50.0
       Industrial Buildings Corporation Ltd. (TASE)..............             Industrial Real Estate                  5.6(2)
       Nir Ltd. ............................................................. Holding Company                        99.9
       Ophir Holdings Ltd. ..............................................     Holding Company                        42.5
       Renaissance Israel.................................................    Investment Fund                        15.0
       Shmey-Bar Group.................................................       Commercial Real Estate                  7.1(3)

     ENERGY DISTRIBUTION
       Granite Hacarmel Investments Ltd. (TASE)................               Distribution of Refined                21.2
                                                                              Petroleum Products
     BASIC INDUSTRY
       Carmel Container Systems Limited (AMEX: "KML")...                      Packaging Materials and                20.0
                                                                               Carton Production
       Davidson-Atai Publishers Ltd. .................................        Publications                           20.7
       M.D.F. Boards Industry Ltd. ..................................         Medium Density Fiber Products          50.0

       Orlite Engineering Company Ltd. (TASE)..................               Composite Material Products            22.0(4)
       Paradise Mattresses (1992) Ltd. ..............................         Mattresses and Fold-out Beds           85.1
       Pri Ha'emek (Canned and Frozen Food) 88 Ltd. .........                 Frozen and Canned Food                 54.7(5)

                                                                                                       PERCENTAGE
                                                                                                        AS OF
     INDUSTRY SEGMENT                                                    PRINCIPAL BUSINESS           DECEMBER 31, 1994
     ----------------                                                    ------------------           -----------------
     HIGH TECHNOLOGY AND COMMUNICATIONS
       Courses Investment in Technology Ltd. .....................       Venture Capital Fund                       4.6(6)
       DSP Group, Inc. (NASDAQ NMS: "DSPG")...................           Digital Signal Processing                  1.9(7)
                                                                          Technologies
       Idan Software Industries I.S.I. Ltd. (NASDAQ: "IDANF").           Telecommunications Services                7.9
       Mercury Interactive Corporation (NASDAQ NMS: "MERQ")...           Automated Software Quality                 2.4(8)
                                                                          Products
       M-Systems Flash Disk Pioneers Ltd. (NASDAQ: "FLSHF")...           Data Storage Media                         4.1(1)
       Qronus Interactive Israel (1994) Ltd. ........................    Automated Software Quality                12.5(9)
                                                                          Products
       Teledata Communication Ltd. (NASDAQ NMS: "TLDCF")......           Telecommunications Systems                10.6(10)
       Trinet Venture Capital Fund Ltd...............................    Venture Capital Fund                      50.0

   --------------

    (1) Investment made in January 1995.

    (2) The Company's ownership reflects 42.5% of Ophir's 13.3% ownership of Industrial Buildings.

    (3) The Company's ownership reflects 42.5% of Ophir's holdings of 16.7% in each of the following three companies: Shmey-Bar (I.A.) 1993 Ltd.; Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar Real Estate 1993 Ltd.

    (4) As a result of Company purchases in 1995, the Company's ownership was increased to 22.6% as of March 22, 1995.

    (5) As a result of Company purchases in 1995, the Company's ownership was increased to 55.9% as of March 22, 1995.

    (6) The Company's ownership includes 2.5% of Courses Investment owned directly and 42.5% of Ophir's 5% ownership of Courses Investment.

    (7) The Company's ownership includes 1% of DSP Group owned directly and 42.5% of Ophir's 2.1% ownership of DSP Group. As a result of Company sales in 1995, the Company's ownership was decreased to 1.4% as of March 22, 1995.

    (8) As a result of Company sales in 1995, the Company's ownership was reduced to 1.3% as of March 22, 1995.

    (9) The Company's ownership includes 11.5% of Qronus owned directly and 2.3% of Mercury's 42.1% ownership of Qronus.

   (10) The Company's ownership includes 2.2% of Teledata owned directly and 42.5% of Ophir's 19.7% ownership of Teledata.

   STOCK REPURCHASE PROGRAM

       At its March 28, 1995 meeting, the Board of Directors of Ampal approved the repurchase by Ampal of up to 2 million shares of its Class A Stock, at market prices from time to time.

   1994 PUBLIC OFFERING

       On February 1, 1994, Ampal completed a public offering of 4.5 million units, which sold for $12.125 per unit, each consisting of one share of Class A Stock and one redeemable warrant to purchase one share of Class A Stock at $16.00 per share. The warrants are exercisable until January 31, 1999, but are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. Net proceeds from the offering were
   approximately $51 million.   Since February 2, 1994, the Class A Stock and
   warrant components of the units are trading separately.

   HOTELS AND LEISURE-TIME

   CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

        Coral World, which is 50%-owned by the Company, owns or controls marine parks in Eilat (Israel), St. Thomas (United States Virgin Islands), Nassau (Bahamas), which also includes a 22-villa luxury hotel and Perth and Manly (Australia). In addition, Coral World provides consulting services to an unrelated group of investors regarding management of an underwater facility in Jakarta, Indonesia. Coral World's marine parks, other than those in Australia, are located within or next to coral reefs and visitors at these parks view marine life in its natural coral habitat through large underwater windows. Coral World's marine parks in Perth and Manly, Australia allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life.

        In 1994 Coral World's parks had a total of approximately 1.3 million visitors. In addition to admission charges, Coral World's food and beverage facilities and retail outlets are a significant revenue source. Coral World employed a total of 275 persons as of December 31, 1994.

        Coral World's global expansion is continuing with new parks in various planning stages including Maui, Hawaii and Hurghada, Egypt.

   COUNTRY CLUB KFAR SABA LTD. ("KFAR SABA")

        Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse.

        The Club had approximately 1,900 member families for the 1994/95 season compared with 2,000 for the 1993/94 season, when it operated at capacity. The construction cost of the Club was $5.2 million, which was financed principally with debt which is expected to be repaid by 1997. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba and the remaining 49% is owned by an unrelated party.

        Kfar Saba and another investor are each 50% owners of another country club in nearby Hod Hasharon that opened on July 1, 1994. This club had 650 member families for the 1994/95 season and as of January 3, 1995, 830 member families had subscribed for the 1995/96 season. This club has a capacity of 1,600 member families. Kfar Saba's investment in this project was approximately $1 million.

   MORIAH HOTELS LTD. ("MORIAH")

        Moriah, which is 46%-owned by the Company, is the largest hotel chain in Israel based both upon the number of rooms and the number of locations.

        The following chart provides certain information with respect to hotels Moriah owns or operates:

                                                            NO. OF             MORIAH'S
                  LOCATION              CATEGORY            ROOMS              INTEREST
                  --------              --------           ------              --------
                Jerusalem                Luxury               295                  Owns
                  Eilat                  Luxury               325                  Owns
                 Dead Sea                Luxury               200                  Owns
                 Tel Aviv                Luxury               350                Leases(1)
                 Tiberias                Luxury               270                Leases(2)
                 Dead Sea              First Class            195               Manages(3)
              Zichron Yaakov             Economy              110               Manages(4)
                 Nazareth                Economy              110               Manages(4)
                  Maalot                 Economy              110               Manages(5)

                                                          -------
                  Total                                     1,965

   ---------------

   (1) Net lease which expires in 1996. The renewal of this lease is under negotiation.
   (2) Net lease which expires in 2001.
   (3) Management agreement which expires on March 31, 1995. The renewal of this agreement is under negotiation.
   (4) No formal management agreement has yet been signed.
   (5) On October 1, 1994, Moriah ceased managing this hotel.

        Moriah's competitive position has been enhanced by operating out of more locations than any other chain in Israel, improving its facilities and providing high quality service to its guests. During 1994, Moriah spent approximately $3 million on general improvements and renovations.

        Tourist arrivals in Israel during both 1994 and 1993 were 2 million. Moriah's occupancy rate was 72% in 1994 and 73% in 1993 (in both years, excluding the three economy hotels which came under Moriah management in
   1993). The average occupancy rate in the Israeli hotel industry during 1994 was 65% and during 1993 was 67%. Moriah's average room rate (expressed in dollars) rose by 3% in 1994 compared to 1993, reflecting improved competitive conditions.

        Moriah's competitive position could be adversely affected by economic changes in foreign countries, construction of new hotels in locations which compete with Moriah's hotels or unrest in Israel or other areas of the Middle East. As a result of the significant rise in tourism in Israel, additional hotels have been or are being constructed and competition is expected to intensify.

        Moriah employed approximately 1,800 persons as of December 31, 1994.

        The Moriah-owned Dead Sea hotel is located on the shore of a pool adjacent to the Dead Sea. Because of industrial activities at the pool, its water level has been rising to levels that threaten the hotel structure. Moriah is currently in litigation with respect to the costs of protective measures and compensatory damages.

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

   AM-HAL LIMITED ("AM-HAL")

        Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles from Tel Aviv. The senior citizens center, which was completed in March 1992, includes 160 apartments of which 88% were occupied on December 31, 1994, compared with 70% on December 31, 1993, an 80-bed geriatric ward which is fully occupied, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward, with a minimum of $270,000 per year.

        The Company and a subsidiary of The Israel Corporation, a major Israeli company, each own 50% of Am-Hal. The aggregate cost of the center was approximately $21 million, and was financed principally by loans made or guaranteed by the shareholders and refundable tenant deposits.

   AMPAL DEVELOPMENT (ISRAEL) LTD. ("AMPAL DEVELOPMENT"), NIR LTD. ("NIR") AND AMPAL
   FINANCIAL SERVICES LTD. ("AMPAL FINANCIAL") (TOGETHER, THE "HOLDING
   COMPANIES")

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

         Ampal Development owns five commercial properties located in Israel aggregating approximately 37,000 square feet. Four of these properties are net leased to Hapoalim. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet. Three of these
   properties are net leased to Hapoalim.   Ampal Finance owns two commercial
   properties located in Israel aggregating approximately 7,000 square feet. Both of these properties are net leased to Hapoalim. See "Certain Relationships and Related Transactions." For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of the Holding Companies, see "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters."

        The Holding Companies hold interests in other companies discussed elsewhere in this Report and also make loans to these and other investees in furtherance of their businesses.

        Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $43.2 million of these debentures were outstanding as of December 31, 1994. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

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

   BANK HAPOALIM (CAYMAN) LTD. ("CAYMAN")

        Cayman, a bank holding company which owns 50% of Hapoalim (Latin America) Casa Bancaria S.A. ("Casa Bancaria"), an Uruguayan commercial bank, invests in Israeli and other mutual funds and administers a small loan portfolio. In 1994, Cayman sold to an unrelated bank 50% of Casa Bancaria at a price based upon the net equity of Casa Bancaria at December 31, 1993. In recent years, other than in 1992, Cayman has paid out a significant portion of its retained earnings as dividends to its two shareholders, causing a contraction in its size and volume of activity. It intends to continue to pay dividends from its retained earnings in the future. Ampal owns 49% of the outstanding shares of common stock of Cayman, and Hapoalim owns the remaining 51%. Each of them owns $2 million of 7% preferred shares of Cayman. In 1994 and 1993, Cayman paid $1 million and $4 million in dividends on its common stock, respectively, as well as the required dividend on its 7% preferred shares.

   BAY HEART LIMITED ("BAY HEART")

        Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 57,600 square feet of retail and approximately 17,750 square feet of storage and other space expiring in 2001. Approximately 98% of the Mall premises is now occupied, primarily under two-year leases, except for anchor tenants. The total cost of the Mall was approximately $53 million, which was financed principally with debt.

        In July 1994, Bay Heart purchased a 50% interest in 90,000 square feet of land adjacent to the Mall for $1.7 million. The remaining 50% interest is held by an unrelated group of investors with whom Bay Heart entered into a joint venture agreement. In October 1994, Bay Heart purchased 30,000 square feet of land adjacent to the Mall for $1.1 million. These plots of land are intended to be used for the construction of an addition to the Mall.

        Bay Heart has recently signed a Letter of Intent with both the Ports and Railways Authority and a subsidiary of the Egged bus company regarding the establishment of a joint company, in which each will be equal investors, for the construction of a transportation and business complex next to the Mall. This project will include the construction of both a bus terminal and train station. The land for this project is owned by the Ports and Railways Authority which is expected to make it available to the joint company.

        See "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Bay Heart.

   EPSILON INVESTMENT HOUSE LTD. ("EPSILON")

        In January 1995, the Company invested $1.5 million and acquired 20% of Epsilon and its affiliate Renaissance Investment Company Ltd. Epsilon is an investment bank which provides portfolio management and this affiliate provides underwriting services in Israel through its subsidiaries.

   ETZ VANIR LTD. ("ETZ VANIR") AND YAKHIN MATAIM LTD. ("YAKHIN MATAIM")

        Both Etz Vanir and Yakhin Mataim cultivate orange, grapefruit, clementine, lemon and avocado groves in Israel pursuant to various long-term land leases which, including renewal options, do not expire until the mid-21st century. These properties are located near the city of Netanya between an existing and a proposed highway. Approximately 1,200 acres are presently under cultivation by these two companies. The majority of their crops is exported.

        Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by Yakhin Hakal Ltd. ("Yakhin Hakal"), a company which is not related to Ampal, which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, Ampal has requested that an Israeli court declare the agreement null and void, and in its response Yakhin Hakal has stated that the companies owe it approximately $4 million for services it has rendered to the companies. This litigation is pending.

        In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by Ampal for approximately $700,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. Ampal intends to vigorously contest this legal proceeding. See, "Legal Proceedings."


   INDUSTRIAL BUILDINGS CORPORATION LTD. ("INDUSTRIAL BUILDINGS")

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

        Industrial Buildings owns approximately 10.7 million square feet of space in industrial buildings throughout Israel. It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property.

        The buildings which are owned by Industrial Buildings are leased to approximately 1,900 lessees under net leases having terms of up to tenyears. See "Conditions in Israel--Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Industrial Buildings. The average occupancy rate in buildings owned or leased by Industrial Buildings was approximately 91% at December 31, 1994.

        Industrial Buildings' plans include building a project in the Tel Aviv area comprising approximately 400 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 145,000 square feet and parking facilities of approximately 860,000 square feet.

        Approximately 9% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the ongoing peace process will have an effect on this space. See "Conditions in Israel."

        Industrial Buildings was founded as an Israeli Government company in 1961. In 1988, Industrial Buildings first offered its shares to the public and its shares are traded on the TASE. In 1993, the Government of Israel privatized the company by selling its 51.3% stake in Industrial Buildings. Since the privatization, Industrial Buildings has focused on improving results by decreasing staff and overhead costs and aggressively negotiating lease renewal terms. A holding company in which Ophir has a 25% interest purchased the Government's interest in Industrial Buildings. Ophir's
   investment in the holding company was approximately $50 million.   Ampal owns
   42.5% of Ophir. Industrial Buildings' policy is to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 1996. In January 1994, Industrial Buildings distributed as a dividend approximately NIS 195 million ($66 million) to its shareholders, which was funded with a portion of NIS 244 million ($82 million) of long-term debt. This dividend represents an amount significantly in excess of 60% of Industrial Buildings' 1993 earnings. In December 1994, Industrial Buildings' distributed a dividend of NIS 55 million ($18 million) to its shareholders.

        Ophir's interest in the holding company and the holding company's interest in Industrial Buildings are subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the acquisition. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then due borrowings.

        Industrial Buildings had a staff of approximately 43 permanent employees as of December 31, 1994.

   OPHIR HOLDINGS LTD. ("OPHIR")

        Ophir is a holding company that holds interests in Teledata Communication, Ltd., Industrial Buildings, DSP Group, Inc. and DSP Communications, Inc. These companies are discussed elsewhere in this Report. In addition, Ophir has invested in two unaffiliated mutual funds and a newly-formed biotechnology company.

        Ophir owns, through a wholly-owned subsidiary, nine real estate properties located in Israel aggregating approximately 180,000 square feet. Three of these properties are net leased to Hapoalim or its subsidiaries. For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Ophir, see "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters."

        Ophir is 42.5%-owned by the Company and since September 30, 1993, its results are no longer consolidated in the Company's financial statements and are now recorded by the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of
   Operations--Results of Operations."

        In March 1994, the Company and the Investment Company of Bank Hapoalim entered into a shareholders' agreement regarding joint voting, directorships and rights of first refusal.

        Ophir intends to develop approximately 60,000 square feet of office and commercial space and approximately 59,000 square feet of parking space on property owned by it in Petach Tikva, Israel. The estimated cost of this project is $5 million.

        In February 1994, Ophir purchased two acres of land in an industrial park in Netanya, Israel for $2.7 million, together with an unrelated party. In August 1994, these parties entered into a joint venture agreement regarding this site on which they intend to develop a 120,000 square foot building for both industrial and commercial uses. The estimated cost of development of this project is $6 million. Ophir's share of the property and joint venture is 70%.

        In April 1994, Ophir acquired a 16.7% interest in the Shmey-Bar group of companies ("Shmey-Bar"). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. ("Hamashbir Hamerkazi"), for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel and are primarily either presently or previously occupied by Hamashbir Hamerkazi. Ophir's interest in Shmey-Bar was acquired with a nominal investment accompanied by a $2 million shareholder's loan.

        In August 1994, Ophir acquired a limited partnership interest in Clark/67 Associates L.P. ("Clark/67") which purchased an office building in New Jersey for $3.2 million. Ophir invested $250,000 of Clark/67's $500,000 capital and provided a guarantee for Clark/67's $2.7 million bank loan.

        In September 1994, Ophir acquired a 10% interest in Memco Software Ltd. ("Memco") for $1.25 million. In the same transaction, Ophir received options to acquire an additional 10% interest in Memco for $1.25 million, subject to Memco's achievement of certain milestones and should Memco not achieve certain sales results, Ophir will be entitled to receive an additional 6% of Memco. Memco is engaged in the development and manufacturing of software products which secure open systems based on UNIX. Their product is currently being tested in Israel and elsewhere. In October 1994, Memco established a wholly-owned subsidiary which will market, and supply support and maintenance for, its products in the United States.

        In December 1994, Ophir invested approximately $6 million and acquired 33% of a 60,000 square-foot property in Tel Aviv. The owners of the property expect to construct a building on the property consisting of 229,000 square feet of office space, 22,000 square feet of commercial space and 500 parking spaces at a total cost of approximately $30 million. In addition, Granite Hacarmel Investments Ltd. invested $3 million and acquired 17% of this property.

   RENAISSANCE ISRAEL

        In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC. (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. As of December 31, 1994, Renaissance Israel and the Renaissance Fund had committed capital of $20.3 million and $135.2 million, respectively. The Company had invested an aggregate of $750,000 and $1,325,000 in Renaissance Israel as of December 31, 1994 and March 9, 1995, respectively. The Company has a representative on the Executive Committee of the Renaissance Fund and is entitled to certain potential co-investment opportunities.

        In March 1995, Renaissance Israel and the Renaissance Fund (together, the "Funds") invested a total of approximately $29 million and acquired a 24.9% interest in a holding company which acquired 100% of the shares of Shikun U'Fituach le-Israel Ltd. ("SHOP") from the Israeli Government for approximately $293 million, of which approximately $176 million consisted of non-recourse debt financing from banks. The Company's interest and share of the investment in this holding company is 0.7% and $850,000, respectively. SHOP is one of Israel's largest housing and development companies whose activities include residential and industrial construction as well as infrastructure for residential areas.

        In March 1995, the Funds invested a total of approximately $8 million and acquired 25.1% of Clalcom Ltd. ("Clalcom"). The Company's interest and share of the investment in Clalcom is 0.7% and $250,000 respectively. Clalcom is engaged in the telecommunications business in Israel and is expected to take part in a bid for the second international telecommunications operator in Israel.

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

        As of December 31, 1994, Sonol supplied gas to 146 gas stations in Israel, of which 111 are owned by or leased on a long-term basis to Sonol. The Sonol group sold approximately 1.8 million metric tons of refined petroleum products and lubricating oils in each of 1994 and 1993, representing approximately 25.8% and 24.8% of the total sales of such products in Israel by the three major fuel companies in Israel in 1994 and 1993, respectively.

        Prior to 1988, Sonol and the other two major fuel companies had a monopoly in the importation of oil into and the distribution of gasoline, fuel oil and diesel in Israel. Since 1988, the Israeli government has licensed new fuel companies and also recently allowed Oil Refineries Ltd., the sole oil refinery operator in Israel, and large industrial customers, such as Israel Electric Corp., to engage in the importation of oil. As a result, Granite's sales volume and share in the refined petroleum products market have declined and may decline further. Beginning in 1992, the Israeli government also lifted price controls on many of the fuel products sold by Sonol. Moreover, during 1994 a law was passed cancelling certain zoning limitations and permitting new gas stations in locations not previously permitted. Also, proposals for legislation were submitted which would limit the maximum duration of supply and leasing contracts between the oil marketing companies and gas station owners. Although Granite is unable to determine the effect of these changes on future sales volume and profits, their impact may be material.

        In order to attempt to offset the possible adverse effects of reforms in the energy market, Sonol continues to emphasize improving efficiency through
   modernization, selective expansion and staff reductions.   Furthermore,
   Granite expects to pursue a policy of diversification. In 1993, Granite established a subsidiary, Granite Hacarmel Properties, Ltd. ("Granite Properties") which invests in real estate projects in Israel. Through December 31, 1994, Granite Properties contracted to invest approximately $27 million in commercial real estate projects and is studying other opportunities. Through its newly formed subsidiary, Granite Hacarmel Holdings and Development, Ltd., Granite is also examining possible investments in the tourism and industrial sectors.

        During 1994, as a result of the conversion of debentures, the Company's ownership of Granite was diluted to 21.2% and the Company recorded a gain on issuance of shares of $.3 million ($.2 million after taxes). The Company also owns warrants to purchase additional shares in Granite. Depending upon whether and to what extent the Company and the public exercise their warrants and debenture conversion rights, the Company's ownership of the equity of Granite could be reduced to 12.9%. The Company is party to an agreement with the other shareholders of Granite which expires February 8, 1998, and which entitles the Company to appoint three of the eleven members of Granite's board. The Company and these shareholders, who currently collectively own an aggregate of 83.0% of Granite, have also agreed to certain restrictions on transfer and to vote together at general meetings of Granite's shareholders. This agreement is terminable on 120 days' notice if a party (or a related group) acquires more than 43% of Granite's share capital. During 1994, one of the parties to the agreement acquired the interest of another and now owns 54.2% of Granite's share capital. The shareholder and the Company have agreed to negotiate a new or amended agreement and have entered into an interim agreement which provides for the Company's continuing right to designate three members of Granite's board until February 8, 1998 (the stated expiration date of the current agreement), provided that there is no change in control of Ampal. If the Company ceases to exercise "significant influence" over Granite under applicable accounting principles (which the Company believes it continues to exercise by virtue of its board representation), the Company will no longer be permitted to account for its holdings in Granite under the equity method of accounting, and the Company's reported earnings could be adversely affected. In 1992, Granite concluded two public offerings on the TASE and raised approximately $102 million.

        In June, 1993, the Controller of Restrictive Trade Practices of the Israeli Ministry of Industry and Commerce issued a determination regarding the exclusive agreements between the Israeli oil marketing companies and filling station operators stating that these agreements violate Israeli antitrust law. In his determination, the Controller stated that his ruling would affect approximately 77% of the Sonol stations (which are those stations not owned by Sonol). The Controller postponed the effective date of his decision, and Sonol has filed an appeal. If upheld in its current form, the Controller's determination will be considered prima facie evidence in legal proceedings between station operators and Sonol and may have a material adverse effect on Granite.

   BASIC INDUSTRY

   CARMEL CONTAINER SYSTEMS LIMITED ("CARMEL")

        Carmel is one of the leading Israeli designers and manufacturers of paper-based packaging and related products. Carmel manufactures a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes.

        The Company estimates that Carmel manufactures approximately 25% of the folding board, approximately 85% of the corrugated triple wall, and approximately 35% of the corrugated board packaging in Israel. Carmel's products are marketed to a wide variety of customers for diverse uses, but its principal market is packaging for agricultural products and for the food and beverage industry. Although sales of packaging products to exporters of agricultural products have declined slightly, an increase in domestic sales has compensated for this decline.

        Recently, Carmel initiated measures to reduce its work force, consolidate certain operations and upgrade certain equipment. In 1994, Carmel invested $5.5 million and expects to make additional investments of approximately $15 million in total in 1995 and 1996 for machinery and infrastructure. In 1996, Carmel expects to consolidate two of its plants and move them to a leased property in Caesarea. As of December 31, 1994, Carmel employed 695 persons.

        In July 1992, the Company acquired 20% of the shares of Carmel for approximately $2.2 million. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business and on a competitive basis.

   DAVIDSON-ATAI PUBLISHERS LTD. ("DAVIDSON-ATAI")

        Davidson-Atai is the publisher of a multi-volume series entitled "The World of the Bible," a contemporary scientific interpretation of the Bible with ample documentation of which 19 out of 24 volumes have been published. In addition Davidson-Atai has published a multi-volume illustrated series on the Bible for children. Davidson-Atai expects to translate this series and publish it abroad. Davidson-Atai distributes its books through subscriptions and book stores.

        Davidson-Atai is also a publisher of magazines. It publishes the Hebrew edition of "Popular Science" magazine and expects to soon publish the Hebrew edition of "Prevention" magazine.

        As a result of private placements during 1994, the Company's interest in Davidson-Atai was diluted from 22.5% to 20.7%.

   MDF BOARDS INDUSTRY LTD. ("MDF")

        In January 1994, the Company agreed to acquire 50% of MDF which is establishing a plant for the production and marketing of medium density fiber boards in Israel. The original estimated cost of establishing the MDF plant was approximately $28 million of which $10.7 million has been granted, and loans of $9 million have been guaranteed, by the Israel Government Investment Center. As of December 31, 1994, the Company had invested $1.8 million and made loans of $1.3 million to MDF. MDF currently estimates that the cost of the plant will be approximately $42 million.

        MDF has sought approval from the Israeli Government Investment Center for an additional grant of $5.3 million and additional government guaranteed loans of $4.5 million. Should such approvals be granted, Ampal's 50% share of the investment which was estimated at $4.5 million, would increase to $6.3 million. Should such approvals not be granted in full, Ampal's 50% share of the investment may be increased up to a total of $10.3 million.

   ORLITE ENGINEERING COMPANY LTD. ("ORLITE")

        Orlite is one of Israel's largest manufacturers of composite material products for military and civilian applications, including specialized fireproof ammunition storage containers for the Israeli Merkava tank, ballistic helmets for military and police use, specialized aerospace components, outdoor storage distribution cabinets for telecommunications and cable and electrical switching equipment.

        Orlite's markets are changing due to spending cuts undertaken by the Israeli Ministry of Defense ("MOD"). As a result, Orlite expects no growth in sales to MOD, which at one point had represented almost 90% of Orlite's sales, and is focusing on sales of its civilian products which have grown to more than 50% of Orlite's sales and which Orlite believes will continue to constitute its most important growth segment.

        Orlite's largest growth products are its composite outdoor storage cabinets which house electrical, cable and telecommunications equipment and are less susceptible to adverse weather conditions than metal cabinets. In 1994, Israel Electric Corp. and Bezeq (the Israeli telephone company) accounted for a substantial portion of Orlite's civilian sales. Orlite seeks to expand its sales base by, among other methods, developing other applications for its technology and exporting its products.

        As of December 31, 1994, Orlite employed 148 permanent workers and 25 temporary workers. Orlite owns its manufacturing facilities.

        As of December 31, 1993, the Company owned 30.1% of the shares of Orlite. The Company's ownership of the shares of Orlite was reduced to 22% as of December 31, 1994, as a result of exercises of options by the Company and others, as well as purchases of shares on the TASE by the Company. The Company's ownership of the shares of Orlite was increased to 22.6% as of March 22, 1995, as a result of additional purchases on the TASE.

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

        The Company currently owns 85.1% of the share capital of Paradise, approximately half of which was purchased in February 1993 and half of which was purchased in June 1993 for $2 million and $2.3 million, respectively.

   PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD. ("PRI HA'EMEK")

        Pri Ha'emek processes and packages frozen vegetables, canned juices and other vegetable and citrus products in Israel and markets its products primarily in Israel and Europe and, to a lesser extent, in North America and Japan. Pri Ha'emek has facilities for processing frozen vegetables, citrus and other fruit products and tomatoes and owns a cannery and a freezer plant. Pri Ha'emek also uses a large freezer plant in Petach Tikvah which is partially owned by the Company.


        Pri Ha'emek sells primarily to large retail chains. Its products are marketed in Israel principally under its "Pri Ha'emek" and "Priman" names and elsewhere principally under private label. Pri Ha'emek also does some food processing for other food companies, mainly for export out of Israel. Pri Ha'emek intends to expand its food product lines and to seek agreements for the marketing of its products under private labels. In 1994, Pri Ha'emek became the Israeli-licensed producer, importer and distributor of Del Monte products.

        Pri Ha'emek's principal growth market is the domestic Israeli market. Because of the increase in domestic Israeli sales, exports which had accounted for a majority of sales in 1993 only accounted for approximately 45% of its sales in 1994. Pri Ha'emek's main product lines have a significant share of the Israeli market.

        Historically Pri Ha'emek has not experienced substantial import restrictions for its products in the overseas markets it serves, but there can be no assurance that trade barriers will not be established in the future that could materially and adversely affect Pri Ha'emek's export businesses.

        Pri Ha'emek employed 108 persons on a full time basis as of December 31, 1994. Pri Ha'emek also employs workers on a temporary basis to assist it with its seasonal needs. In addition, in 1994, Pri Ha'emek received $250,000 in rental income.

        Pri Ha'emek's assets were purchased from another operating entity in 1988 and 1990. The Company and Pri Ha'emek's other shareholder have agreed, among other matters, to appoint directors in proportion to their respective share holdings, to rights of first refusal, to certain restrictions on transfer and to require approval for certain corporate actions.

        In February 1994, Pri Ha'emek's other shareholder purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership from 74.9% to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the TASE. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million, after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.3%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures on the TASE and at December 31, 1994 and March 22, 1995 its interests were 54.7% and 55.9%, respectively. Upon exercise of all warrants and convertible debentures, the Company's interest may be diluted to 38.5% based on its March 22, 1995 interest. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

   HIGH TECHNOLOGY AND COMMUNICATIONS

   COURSES INVESTMENT IN TECHNOLOGY LTD. ("COURSES INVESTMENT")

        In 1994, the Company invested $375,000 and in 1993, Ophir invested $700,000 and acquired 2.5% and 5% of Courses Investment, respectively. Courses Investment is a venture capital fund which invests primarily in media, software and technology infrastructure companies.

   DSP GROUP, INC. ("DSP GROUP") AND DSP COMMUNICATIONS, INC.("DSP COMMUNICATIONS")

        DSP Group is a leading developer of high performance, digital signal processing ("DSP") based software and hardware solutions for digital speech products targeted at the convergence of the personal computer, communications and consumer electronics markets. Digital speech technology provides fundamental advantages over analog speech technology and represents an enabling technology for a broad range of major applications in these markets. DSP Group pioneered the all-digital telephone answering machine market. DSP Group has developed TrueSpeech(TM), a proprietary digital speech compression technology, which offers significant advantages over competing technologies and is being positioned as an industry standard. DSP Group also has interests in related companies engaged in telecommunications, video compression and audio algorithm technologies.

       In February 1994, DSP Group completed an initial public offering of its shares in which it raised $27.6 million. Its shares are quoted on the NASDAQ NMS under the symbol "DSPG."

        In 1994, Ampal recorded a gain of $2 million ($1.3 million after taxes) from the sale of a portion of its shares of DSP Group. As a result of these transactions, Ampal owned directly 1% of the equity of DSP Group and Ophir owned 2.1% of DSP Group at December 31, 1994. From January 1, 1995 until March 22, 1995, Ampal sold additional shares of DSP Group, reducing its direct ownership further to 0.5%.

        As of December 31, 1994, Ophir owned 4.8% of DSP Telecommunications Ltd. ("DSP Telecom"), and DSP Group owned approximately 5%. DSP Telecom a former subsidiary of DSP Group, primarily engaged in the development and marketing of DSP based integrated circuits for the wireless communications market under a license granted by DSP Group. In March 1995, Ophir's interest in DSP Telecom was exchanged for the same interest in DSP Communications, which assumed the business of DSP Telecom. Immediately thereafter, DSP Communications completed an initial public offering of its shares in which it raised $19.6 million, diluting Ophir's interest to 2.7%. DSP Communications' shares are quoted on the NASDAQ NMS under the symbol "DSPC."

   IDAN SOFTWARE INDUSTRIES I.S.I. LTD. ("IDAN")

        Idan, through its direct and indirect subsidiaries, is a provider of telecommunications services and products in Israel. Idan's subsidiary, Elitec Industries 77 Ltd. ("Elitec"), installs and operates coin-operated pay telephones, installs and provides bedside telephone service to hospital patients and provides tenant communication services to office buildings and other facilities. Elitec, through a subsidiary, provides outbound international telephone and facsimile services to Israeli business customers and issues a telephone calling card to Israeli business executives, professionals and others for use primarily in placing direct-dial inter-country calls. In January 1994, this subsidiary reduced its prices for these services in response to a price reduction for these services implemented by Bezeq, the Israeli national telephone company. This price reduction has had an adverse impact on this subsidiary, Elitec and Idan. Elitec, through another subsidiary, provides paging services in central Israel. Elitec shares are publicly traded on the TASE.

        In May 1994, Idan acquired 51% of the voting capital stock of ASP Computer Products, Inc. for $2.9 million. ASP designs, manufactures and distributes peripheral equipment for computers including sharing devices between personal computers, laser printers and facsimile machines.

        During the past two years, Idan's subsidiaries have sought to benefit from the Israeli Government's decision to open up segments of the telecommunications industry to competition. These companies have focused on obtaining Israeli Government licenses to enable them to provide certain telecommunications and value-added services and products in Israel and to commence the operation of businesses which provide these services and products. Idan faces substantial competition for the services and products it offers. Idan is dependent on short-term licenses from the Israeli Ministry of Communications ("MOC") for the services it offers.

       In December 1994, the MOC announced that it will invite qualified bidders in early 1995 to submit competitive bids for two General Licenses, each of which will entitle the licensee to operate an unrestricted, bi-directional, international telephone service. Idan is planning to participate in a consortium which will submit a bid for these licenses.

        The Company has entered into a shareholders' agreement pursuant to which it has agreed to vote all of its shares in favor of all of the nominees nominated by the other parties to this agreement to Idan's board of directors, and for so long as it holds at least 70% of the shares it purchased in the private placement from Idan, the other shareholders have agreed to vote in favor of the Company's nominee to Idan's board of directors.

        The Company owns 7.9% of Idan. Idan is quoted on NASDAQ under the symbol "IDANF."

   MERCURY INTERACTIVE CORPORATION ("MERCURY")

        Mercury develops, markets and supports a complete family of automated software quality ("ASQ") solutions that automate and manage testing and quality assurance for developers of client/server software and systems. By using Mercury's ASQ products, corporate software development organizations, system integrators and independent software vendors can identify software errors, commonly referred to as bugs, more quickly and efficiently than traditional methods allow. This enables developers of software to compress software development cycles, reduce costs and improve software quality.

        Mercury's products are targeted to the workstation and personal computer platforms. Mercury's current ASQ products include those for single-user application testing for software platforms such as UNIX/X Windows, MS Windows and Windows NT as well as those for multi-user system testing. Its announced products include those for hardware platforms such as OS/2 and Macintosh.
   The market for ASQ products is relatively new and undeveloped, and Mercury faces competition from several companies in the United States and Europe.

        Mercury is a Delaware corporation with its headquarters in California. Mercury's research and development facility is located in Israel. In October 1993, Mercury completed an initial public offering of its shares. Its shares are quoted on the NASDAQ NMS under the symbol "MERQ."

        In 1994, the Company recorded a gain of approximately $1.5 million (approximately $1 million after taxes) from the sale of a portion of its shares of Mercury. As a result of these transactions, the Company's ownership of Mercury was reduced to 2.4% on December 31, 1994. From January 1, 1995 until March 22, 1995, the Company sold additional shares of Mercury reducing its ownership further to 1.3%.

   M SYSTEMS FLASH DISK PIONEERS LTD. ("M SYSTEMS")

        In January 1995, the Company acquired 260,416 common shares, equal to a 4.1% interest in M Systems, for $1 million and received warrants to purchase an additional 130,206 common shares at $4.61 per share until June 30, 1998.
   M Systems is an Israeli company engaged in the development, manufacturing and marketing of data storage media based on "flash memory," a new silicon memory chip. In 1994, M Systems entered into a license agreement with Intel Corporation, established a state-of-the-art surface mount technology manufacturing facility, expanded its marketing and sales force and completed the design of its broad Flash Disk product line.

        M Systems has announced that it has received a letter from the Personal Computer Memory Card International Association stating that Sun Disk Corporation (a competitor of M Systems) has alleged that its patents may apply to certain of M Systems' products. M Systems has announced that its attorneys have closely examined these patents and feel strongly that Sun Disks' claims are entirely groundless.

        M Systems is quoted on NASDAQ under the symbol "FLSHF."

   QRONUS INTERACTIVE ISRAEL (1994) LTD. ("QRONUS")

        In June 1994, the Company acquired an 11.5% interest in Qronus for $1 million. Qronus is engaged in the research, development, manufacturing and marketing of automated software quality solutions for non-standard platforms, embedded systems and real-time computer systems. Qronus was established by Mercury, which holds a 42.1% interest in Qronus.

   TELEDATA COMMUNICATION LTD. ("TELEDATA")

        Teledata designs, develops, manufactures, markets and supports concentrators and multiplexers for integration in the "local loop" of telephone networks (the portion of the network that links individual subscribers to a local exchange). Multiplexers eliminate the requirement of a single, dedicated connection extending the entire distance from each subscriber's premises to the local exchange. This is accomplished by permitting groups of subscribers to be connected by individual twisted pairs of copper wires to a remote terminal which is connected, in turn, to a central terminal at the local exchange by means of a single link (which may consist of copper cables, fiber optic cables, radio or domestic satellite).
   A multiplexer can utilize this single link to transmit many conversations simultaneously. Line concentrators enable telephone operating companies to utilize the links from the remote terminal to the central terminal more efficiently by allocating the capacity of these links among a greater number of subscribers. Teledata currently markets four product lines for use in the local loop. In addition to Israel, Teledata markets its products in Europe, Asia, South America, Central America and Oceania (Australia and the surrounding islands).

        During 1994 Teledata experienced a sharp decline in sales and earnings, due primarily to a slowdown in the sales of the DCS-20, its flagship product, which resulted from increased competition in its traditional markets and persistent pressure on prices and delayed introduction of new products. As a result of this decline, Teledata has taken several measures to reverse the downturn.

        Teledata is currently undergoing a reorganization, which has included replacing its chief executive officer, reducing its workforce to 170 employees as of the end of February 1995 as compared with 251 as of the beginning of December 1994 and downsizing its premises.

        The sector of the telecommunications industry in which Teledata operates is highly competitive. Teledata competes directly with manufacturers of equipment similar to Teledata's products. Teledata experiences competition from providers of alternative solutions for local loop enhancement.

        Teledata's shares are quoted on the NASDAQ NMS under the symbol "TLDCF."

        In 1994, the Company recorded a small gain from the sale of a portion of its shares of Teledata. As a result of these transactions, Ampal's ownership of Teledata was reduced to 2.2% and Ophir's remained at 19.7%.

   TRINET VENTURE CAPITAL LTD. ("TRINET")

        In February 1994, the Company and an affiliate of Hapoalim established Trinet, a venture capital fund for investments in high-technology ventures, including investments in start-up entities, in Israel. Each of the Company and the Hapoalim affiliate has committed to invest up to $2.5 million in Trinet. Trinet is managed by Trinet Investment in High-Tech Ltd. which is 37.5%- owned by each of the shareholders of Trinet.

        In 1994, Trinet acquired a 51% interest in Imagenet Ltd. which is developing and marketing computer aided network engineering software products, for $700,000 and an option to purchase an additional 15% interest for $800,000; a 10.7% interest in Comfy Interactive Movies Ltd., which is developing and marketing a computer keyboard and interactive movies specially designed for children ages 2-6, for $769,000; a 7.8% interest in Logal Software and Educational Systems Ltd., which is developing and marketing computerized educational systems for learning science in high schools and colleges, for $500,000 and a 1.8% interest in Peptor Ltd., which is developing advanced pharmaceutical products based on synthetic peptides, for $300,000. In February 1995, Trinet, acquired a 35% interest in Smart Link Ltd., which is developing and marketing multimedia products, for $500,000.

   EMPLOYEES
   ---------

        As of December 31, 1994, Ampal had 12 employees plus 5 employees whose compensation is reimbursed to Ampal by Moriah and 1 employee whose compensation is shared with Hapoalim. Ampal (Israel) had 8 employees and Ampal Industries (Israel) Ltd. had 5 employees as of that date. Relations between Ampal and its employees are satisfactory.

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

   Operations in Israel

         A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries. In addition, Israel, and companies doing business with Israel, have been the subject of an economic boycott by the Arab countries since Israel's establishment, although its impact has decreased since 1993, with the progress in the peace process, as discussed below. Following the Six-Day War in 1967, Israel has administered the territories of the West Bank and the Gaza Strip. A peace agreement between Israel and Egypt was signed in 1979 under which full political relations have been established. Beginning in December 1987, increased civil unrest has existed in the administered territories. To date, the ongoing civil unrest has not had a material adverse impact on the financial condition or operations of the Company's investees. No prediction can be made whether a resolution of these problems will be achieved or the nature thereof, or whether the continuation of the civil unrest in these territories may have a material adverse impact on the operations of the investees in the future.

        Since 1991, negotiations have taken place between Israel, its Arab neighbors and the Palestinians to end the state of hostility in the region. In September 1993, a breakthrough occurred in Israeli-Palestinian relations with the signing of the Oslo Agreement. This was followed by a joint Israeli-Palestinian Declaration of Principles (the "Declaration") which was signed by Israel and the Palestine Liberation Organization ("PLO") in Washington, D.C., outlining interim Palestinian self-government arrangements. As a result of these agreements, Palestinian self-rule in the Gaza Strip and Jericho has been implemented and proposed elections of a Palestinian council and plans for extensive economic cooperation are contemplated. In addition, PLO Chairman Arafat sent a letter to Israeli Prime Minister Rabin in which the PLO recognized Israel's right to exist in peace and security, renounced terrorism and violence and affirmed that the clauses of the PLO Covenant denying Israel's right to exist are no longer valid. In reply, Israel recognized the PLO as the representative of the Palestinians in the peace negotiations. Since then, Israel and the PLO have conducted a series of discussions, which have been periodically interrupted due to events in the region, designed to complete these arrangements. Israel signed a peace agreement with Jordan which has led to diplomatic and commercial relations. Israel is currently negotiating a peace agreement with Syria.

        All male adult permanent residents of Israel under the age of 51 are, unless exempt, obligated to perform up to 44 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of the Company and its investees are currently obligated to perform annual reserve duty. While the Company and its investees have operated effectively under these and similar requirements, no assessment can be made of the full impact of such requirements on the Company or its investees.

        Industrial Buildings, a major owner/lessor of industrial properties in Israel, owns approximately 1 million square feet of industrial buildings in the administered territories (approximately 9% of its total holdings). The future status of buildings owned and property leased by Industrial Buildings in the administered territories is uncertain, but historically the Government of Israel has compensated property owners for forfeitures resulting from government actions.

   Demographics

        Since the beginning of 1990, Israel has been experiencing a new wave of immigration, primarily from the former Soviet Union. Approximately 80,000 new immigrants arrived during 1994. During the period 1990 through 1994, Israel's population increased by approximately 19.1%. This immigration from the former Soviet Union may benefit Israel and its economy in the long-term by providing highly educated, cost-competitive labor and by stimulating its economic growth.

        The Israeli Government has found it necessary to raise additional revenue and to dedicate substantial funds to support programs, including housing, education and job training, designed to assist in the absorption of the new immigrants. No prediction can be made as to the policies that will be adopted in the future or the effect thereof on these and other government spending programs.

   Assistance from the United States

        The State of Israel receives approximately $3 billion of annual grants for economic and military assistance from the United States and has received approximately $10 billion of United States Government loan guarantees, subject to reduction in certain circumstances. These loan guarantees were granted over a period of five years ($2 billion per annum) commencing in 1993. The Israeli economy could suffer material adverse consequences were such aid or guarantees to be significantly reduced. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past.

   Inflation and Devaluation

        Israel's gross domestic product ("GDP") increased by 6.8% in 1994 while business sector GDP rose by 7.9%, the highest rates of growth since 1972.
   Per capita GDP increased by 4.3%. 1994 marked the fifth consecutive year of rapid growth since 1990 at the onset of mass immigration. During this period, GDP rose by an annual average of 5.8% and business sector GDP went up by 6.9%.

        Rapid economic growth in 1994 was fueled primarily by exports and private consumption. Exports of goods and services increased by 10.6% over 1993, leading to a notable cumulative export growth of 10% in 1992-1994, following four years of low rates of export growth during 1988-1991. Within the same three year period, imports of goods and services grew at the similarly high rate of 38%. The concurrent increase in the import surplus amounted to $10 billion. After deducting unilateral transfers of $7 billion, the deficit in the current account for 1994 totalled $3 billion, double the amount recorded in 1993.

        In 1994, private consumption rose by the rate of 9.3%, amounting to 6.7% in per capita terms. Consumption of durables increased even more, by 12.2%. Private consumption has been growing rapidly since 1990 and nearly always at a higher rate than the growth in GDP. This development led to a decline in gross saving from 24% to 20.7% of GDP, and to the aforementioned rise in the current account deficit.

        The rapid growth in the economy was accompanied by a very notable decrease in the unemployment rate, from an average of 10% in 1993 to 7.6% in 1994 following an increase of 120,000 in the number of employed persons, 100,000 of whom are in the business sector. During 1992-1994, employment increased by 287,000, with the business sector accounting for 236,000. The unemployment rate among immigrants fell very steeply, and at the end of 1994 reached 15%.

        Together with these favorable developments and apart from the aforementioned current account deficit, the economy experienced a rise in inflation in 1994, to a level of 14.5%, compared with the officially targeted annual inflation rate of 8%. The rise in inflation was largely due to the highly expansionary monetary policy maintained until the end of 1993, and to an upsurge in the prices of housing (24%) and fruit and vegetables (56%). At the end of 1994 the level of housing prices was 80% higher in real terms than in 1987, which represents a critical problem over and above its effect on the consumer price index.

        The Bank of Israel's expansionary monetary policy of the past few years was reversed in 1994. The lending rate was increased repeatedly during 1994, resulting in high short-term interest rates. This restrictive monetary policy was the result of the rising inflation rate over and above the 8% goal set for 1994 by the Finance Ministry and the Bank of Israel.

        The Israeli Government's primary economic policy objective has been to increase business sector employment, and the Government has adopted several economic policy measures in order to stimulate public and private sector investment and expand business activity. In this respect, in early 1993 and 1994 there were reductions in the corporation tax and value-added tax and the elimination of marginal taxes that were viewed as interfering with economic activity. The overseas travel tax and the levy on some imported services were abolished in January 1993. Earlier, in May 1992, the payroll tax on businesses was abolished. A customs agreement with the European Free Trade Association countries was implemented in January 1993.

        During 1994, the New Israeli Shekel ("NIS") was devalued by 1.1% relative to the dollar from NIS 2.986 to NIS 3.018. This modest devaluation resulted primarily from the overall depreciation of the dollar in world money markets.

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

                                            ISRAEL                                             ANNUAL               U.S.
                                            ANNUAL          CLOSING                           INFLATION            ANNUAL
                                          INFLATION        EXCHANGE           ANNUAL         ADJUSTED FOR         INFLATION
     YEAR ENDED DEC. 31,                   RATE(1)          RATE(2)        DEVALUATION(3)    DEVALUATION(4)         RATE(5)
     -------------------                -----------        ------------    --------------    --------------       ----------
     1984...........................         444.9%          0.640            492.7%            (8.06)%             4.3%
     1985...........................         185.2           1.499            134.8             21.49               3.6
     1986...........................          19.6           1.486             (0.9)            20.65               1.9
     1987...........................          16.1           1.539              3.5             12.16               3.6
     1988...........................          16.4           1.807(6)          17.4             (0.86)              4.1
     1989...........................          20.7           1.963              8.7             11.08               4.8
     1990...........................          17.6           2.048              4.3             12.72               5.4
     1991...........................          18.0           2.283             11.5              5.85               4.2
     1992...........................           9.4           2.764             21.1             (9.64)              3.0
     1993...........................          11.2           2.986              8.0              2.93               3.0
     1994...........................          14.5           3.018              1.1             13.2                2.8


   --------------
   (1) "Israel Annual Inflation Rate" is the percentage increase in the Israeli CPI between December of the year indicated and December of the preceding year.

   (2) "Closing Exchange Rate" is the rate of exchange of one United States dollar for the NIS at December 31 of the year indicated as reported by the Bank of Israel.

   (3) "Annual Devaluation" is the percentage increase in the value of the United States dollar in relation to the NIS during the calendar year.

   (4) "Annual Inflation Adjusted for Devaluation" is obtained by dividing the December Israeli CPI by the Closing Exchange Rate, thus first obtaining a United States dollar-adjusted Israeli CPI, and then calculating the yearly percentage changes in this adjusted index.

   (5) "U.S. Annual Inflation Rate" is obtained by calculating the percentage change in the United States Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor.

   (6) The official closing exchange rate on December 31, 1988, was NIS 1.685 to the United States dollar. On January 1, 1989, a devaluation of the NIS was declared and a new exchange rate of NIS 1.807 to the dollar was determined.

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

        In each of 1993 and 1994, the number of tourists who arrived in Israel was approximately 2 million compared with 1.3 million in 1992.

        At December 31, 1992, December 31, 1993 and September 30, 1994, Israel's outstanding net foreign debt was approximately $15.2 billion, $15.7 billion and $17.7 billion, respectively. Israel had approximately $6.8 billion of foreign exchange reserves at the end of 1994 compared to $6.4 billion at the end of 1993 and $5.1 billion at the end of 1992.

   Economic and Monetary Policies

        In order to stimulate economic growth, the Israeli Government has continued a policy adopted in 1989 aimed at increasing the availability of investment capital. This policy increased the availability of such capital by loosening restrictions on the importation of foreign capital into the country and freeing additional foreign currency deposits held in Israeli banks for domestic lending by reducing bank liquidity requirements.

        In an effort to stimulate exports and economic growth, the Israeli Government abandoned the fixed exchange rate policy which was followed in previous years. Commencing in 1989 the rate of exchange was allowed to fluctuate, within a range of 3% (later changed to 5%) up or down, after an initial devaluation of 13.4%. Further fluctuations and devaluations have occurred or have been declared since then, including a 13.3% devaluation in the fourth quarter of 1992. The current exchange rate mechanism adopted in December 1991 allows the exchange rate to fluctuate around a diagonal mid-band rate which initially was allowed to increase by 9% per annum, and since July 1993, to increase by 6% per annum.

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

   Certain Israeli Real Estate Tax Matters

        Under Israeli law, a lease of real property with a term of more than 10 years is required to be reported to the Israeli Appreciation Tax Authorities and is subject to a land appreciation tax or an income tax and an acquisition tax. The Israeli Tax Commissioner has taken the position that certain arrangements for the lease of real property, including multiple leases, leases with renewal options and leases or options to lease between affiliated companies, which in the aggregate provide a term exceeding 10 years, are subject to the above reporting and taxes.

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

        In 1993, the Government of Israel sold a portion of the shares of Hapoalim in public offerings resulting in the public owning 23.3% of Hapoalim's shares. In December 1994, the Government of Israel publicly requested bids for the purchase from the Government of a controlling interest (between 20% and 40%) of the shares of Hapoalim. The bidding period ended in March 1994. It has been reported that two groups of bidders have participated in this bidding process, however, the results have not been announced.

        A provision of the Banking (Licensing) Law, 1981 (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Hapoalim to acquire additional means of control in Ampal. Additionally, not more than 25% of the capital of Hapoalim may be invested in non-banking business corporations, including Ampal. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of interests in a non-banking corporation exceeding 24.9%. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers of the same class.

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

                                  TAX INFORMATION

   Israeli Taxation Of Ampal

        Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 1994, Israeli companies are taxed on their income at a rate of 38%. For 1995 through 1996, this tax rate will be reduced to 37% and 36%, respectively. These reductions represent the final stage of reforms begun in 1987. These reforms consisted of combining two separate types of taxes on company income, company tax and income tax, into one tax, and reducing the effective tax rate on company income in 1987 from 61% to 45%, with further reductions to 43.5%, 41%, 40% 39% and 38% in 1990 through 1994.


        A tax treaty between Israel and the United States became effective on December 30, 1994. The Company believes that this treaty will not have a substantial impact on the taxation of the Company in the United States or in Israel.

        Ampal has income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been filing reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies, which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1993 and has received "final assessments" with respect to such reports filed through 1992 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1993, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rental and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rental and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

        Generally, under the provisions of the Income Tax Ordinance, income paid to non-residents of Israel by residents of Israel is generally subject to withholding tax at the rate of 25%. However, withholding rates on income paid to United States residents by residents of Israel are subject to the United States-Israel tax treaty. No withholding has been made on interest and rent payable to Ampal under an exemption which Ampal has received from the income tax authorities on an annual basis. There can be no assurance that this exemption will continue in the future. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

        Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares
   of stock in companies resident in Israel).   Since January 1, 1994, the
   portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, is taxable to corporations at 38% in 1994 and is scheduled to be reduced to 37% and further to 36% in stages during 1995 through 1996. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

        The Income Tax Law (Adjustment for Inflation), 1985, which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. The law provides for the preservation of equity whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders' equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. If the depreciated cost of Fixed Assets exceeds shareholders' equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

        Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered. They can deduct VAT paid on goods and services acquired by them for the purpose of their business. United States Taxation Of Ampal

        Ampal and its United States subsidiaries (in the following tax discussion, generally "Ampal") are subject to United States taxation on their consolidated taxable income from foreign and domestic sources. The gross income of Ampal for tax purposes includes or may include (i) income earned directly by Ampal, (ii) Ampal's share of "subpart F income" earned by certain foreign corporations controlled by Ampal, (iii) Ampal's share of income earned by certain electing "passive foreign investment companies" or "passive foreign corporations" of which Ampal is a stockholder and (iv) an amount (if any) generally equal to Ampal's share of a controlled foreign corporation's "excess passive assets." Subpart F income includes dividends, interest and certain rents and capital gains. Excess passive assets of a controlled foreign corporation for a taxable year are the excess of the average of the amounts of passive assets held by the corporation as of the close of each quarter of a taxable year over 25% of the average of the amounts of total assets held by the corporation at such times. Since 1993, the maximum rate applicable to domestic corporations is 35%.

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

        In connection with the transfers in 1992 of its stock in Granite and in 1994 of its stock in Orlite to separate foreign subsidiaries, Ampal entered into gain recognition agreements with the Internal Revenue Service. Under these agreements, if either foreign subsidiary sells all or a portion of its stock in Granite before 2003 or in Orlite before 2005, Ampal generally will be required to recognize for tax purposes a proportionate amount of gain based upon the fair market value of the stock sold on the date of the transfer to the foreign subsidiary, and to pay tax due in respect of such gain together with interest accrued on such tax since the date of the gain recognition agreement.

            RETURN ON EQUITY AND ASSETS
            ---------------------------

            The following table sets forth information regarding the return on equity and assets of the Company for the years indicated:

                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------
                                                                               1994                1993             1992
                                                                             ---------------------------------------------
            Return on Assets (net income divided
             by average total assets)..............                            2.17%               .06%*            2.88%


            Return on Equity (net income divided
             by average shareholders' equity)......                            4.56%               .19%*            8.91%


            Dividend Payout Ratio Per Class A
             Share (dividends declared per share
             divided by net income per share)......                            -                  -                 -


            Equity to Assets Ratio (average equity
             divided by average total assets)......                           47.58%             33.17%            32.29%






            * Includes cumulative effect on prior years of change in accounting principle of $(4,982,000).

   Item 2. PROPERTY
           --------

        Ampal subleases 4,936 square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009 and pays Hapoalim base rent of approximately $170,000 per year which commenced in September 1994, subject to escalation.

        Ampal had space located at 10 Rockefeller Plaza subleased until September 30, 1994 from Hapoalim. The rental payments for 1994 amounted to approximately $134,000. Until November, 1990 Ampal occupied the entire floor, constituting 10,710 square feet. At that time, the sublease was modified to return 65% of that space to Hapoalim, which then subleased it to an unrelated party subject to Ampal's guarantee of total rent payments equivalent to the rent previously paid under Ampal's sublease in the event the third party defaulted. The third party did not, in fact, pay the full rental, prior to the expiration of its sublease and Hapoalim has sued it for collection of amounts due of $140,000.

        The Company leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries in exchange for total annual rental payments of approximately $2,769,000. These lease transactions consist of the following:

        Hapoalim leases a portion of premises owned by Ampal located at 105 Arlozoroff Street, Tel Aviv under a lease which expires March 7, 2003, with annual rental payments based upon 11% of the cost of the property. In 1994, Ampal received $352,000 as rental payments for these premises.

        Hapoalim leases premises owned by Ampal (Israel) Ltd., an Ampal subsidiary, located at 111 Arlozoroff Street, Tel Aviv under a lease which expires on September 30, 2000, with annual rental payments based upon 10% of the value of the property linked to the CPI. In 1994, Ampal (Israel) received $234,000 rental payments for these premises.

        Hapoalim leases two premises owned by Ampal Development (Israel) Ltd., an Ampal subsidiary, located at 65 Allenby Street and 99 Ben Yehuda Street, Tel Aviv. These leases expire December 31, 1996 (with options to extend the lease term through December 31, 2002) with annual rental payments based upon 10% of the value of the property linked to the CPI. In 1994, Ampal Development (Israel) received $357,000 as rental payments for these premises.

        Hapoalim leases two premises owned by Ampal Development (Israel) Ltd. located at 39 Shenker Street, Holon and 111 Yaffe Nof Street, Haifa. These leases expire on September 30, 2000, with annual rental payments approximately equal to 10% of the cost of the property linked to the CPI. In 1994, Ampal Development (Israel) received $773,000 as rental payments for these premises.

        Hapoalim leases two premises owned by Ampal Financial Services Ltd., an Ampal subsidiary, in Ramat Hasharon and Rosh Pina. These leases expire on September 30, 2000, with the annual rental payments based upon 10% of the cost of the premises, linked to the CPI. In 1994, Ampal Financial Services received $512,000 as rental payments for these premises.

        Hapoalim leases three premises owned by Nir Ltd., an Ampal subsidiary, two in Tel Aviv and one in B'nai Brak, with the annual rental payments based upon 10% of the cost of the premises, linked to the CPI. The lease on the premises in Tel Aviv expires on September 30, 2000, and the lease on the premises in B'nai Brak expires on July 10, 1997 (on June 10, 2002, if an option is exercised). In 1994, Nir received $400,000 as rental for these premises.

        Hapoalim leases an office building owned by Ampal located at 174 North Michigan Avenue, Chicago, Illinois. This lease expires in 2007 and provides for a net rental of $140,000 per year. At the conclusion of the term, Ampal has the option of requiring Hapoalim to purchase the building at its then fair market value. In

   1994, Ampal received $140,000 as rental payments for these premises.

        Ampal-Israel, Ampal Development, and Nir each own a commercial property in Tel Aviv, which are leased to various parties. The rent received by these companies for all of these properties in 1994 totalled $371,000.

        Other properties of the Company are discussed elsewhere in this Report.


   ITEM 3.   LEGAL PROCEEDINGS
             -----------------

        In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by Ampal for approximately $700,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, on the alleged grounds that these are debt and not equity investments. It is Ampal's view, that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation. Ampal intends to vigorously contest this legal proceeding.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

             Not Applicable.

                                      PART II
                                      -------

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             -------------------------------------------------------------
             MATTERS
             -------

                           PRICE RANGE OF CLASS A STOCK

        Ampal's Class A Stock is listed on the AMEX under the symbol "AIS.A." The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for each calendar quarter during the periods indicated:

                                                              HIGH       LOW
                                                              ----       ---


     1994:
       Fourth Quarter.......................................  9 1/2     6 1/4
       Third Quarter........................................ 10 5/8     6 3/4
       Second Quarter.......................................  9 3/4     6 3/4
       First Quarter........................................ 13 1/8     8 7/8
     1993:
       Fourth Quarter....................................... 13         9 7/8
       Third Quarter........................................ 12 1/4     7 5/8
       Second Quarter.......................................  9 1/2     7 1/4
       First Quarter........................................  9 7/8     5 1/4

        As of March 22, 1995, there were 1,448 record holders of Class A Stock.

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

Item 6.


SELECTED FINANCIAL DATA
-----------------------


                                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------------
                                          1994               1993                 1992                 1991                  1990
                                       --------------------------------------------------------------------------------------------
                                                     (Dollars in thousands, except per share data)
Revenues........................   $   80,943            $   73,243           $   85,302           $   71,519            $  110,401

Net income......................        7,334                   226*              10,324                1,126**               1,116

Earnings per Class A share......         $.27                  $.01*                $.44                 $.05**                $.05

Total assets....................      342,880               304,060              333,267              404,466               436,024

Notes, deposits and debentures
  payable.......................      128,554               152,113              176,130              249,959               287,726



  * Includes cumulative effect on prior years of change in accounting principle of $(4,982), equal to $(.21) per share.

 **  Includes extraordinary income of $726, equal to $.03 per share.

   Items 7 & 8.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------


   GENERAL
   -------

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

   The Company emphasizes long-term appreciation over short-term returns and liquidity. The Company often makes equity investments accompanied by more significant loans or loan guarantees with the intention that cash flow from operations of the investee companies will repay these loans.

   The Company's results of operations are directly affected by the results of operations of its investees. Companies which are greater than 50%-owned are included in the consolidated financial statements of the Company. The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20%- to 50%-owned companies ("affiliates"), under the equity method. Under the equity method, the Company recognizes its proportionate share of such companies' income based on its percentage of direct and indirect equity interests in earnings of those companies. If the Company's interest in a subsidiary were to be reduced to 20%-50%, the investment would be recorded under the equity method. The Company's results of operations may be affected by capital transactions of
   the affiliates.   Thus, the issuance of shares by an affiliate  at a price
   per share above the Company's carrying value per share for such affiliate results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below the Company's carrying value per share for such affiliate results in the Company recognizing a loss for the period in which such issuance is made. The Company accounts for its holdings in investees, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities."

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

   Effective January 1, 1993, the Company was required to adopt SFAS No. 109, "Accounting for Income Taxes" which requires a change from the deferred method to the liability method of accounting for income taxes. The cumulative effect on prior years of this change in accounting principle was reflected as a nonrecurring reduction of net income and an increase in deferred income tax liability of approximately $5 million. This was reported separately in the consolidated statement of income for the year ended December 31, 1993. This change required no payments to any taxing jurisdiction and had no material effect on the provision for income taxes and on income before cumulative effect of change in accounting principle for the year ended December 31, 1993. The financial statements for the year ended December 31, 1992 were not restated to apply the provisions of SFAS No. 109.


   Based on the guidelines of SFAS No. 52, "Foreign Currency Translation," the economy in Israel is no longer considered hyper-inflationary as a result of changes in the economic conditions and the decrease in the rate of inflation in Israel. Starting in 1993, for those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity at December 31, 1994. Prior to 1993, translation gains and losses for these subsidiaries and affiliates were reflected in the Company'sconsolidated statements of income.

   Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in reductions of shareholders' equity. As of December 31, 1994, the effect on shareholders' equity was a decrease of approximately $2.6 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

   Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. The cumulative effect of adopting this accounting principle as of January 1, 1994 was an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. At December 31, 1994, the net effect of market fluctuations resulted in a $.5 million decrease in shareholders' equity. At December 31, 1994 the aggregate fair value of available-for-sale securities was $.8 million and gross unrealized losses were $2.7 million.

   In 1993 and 1992, Moriah Hotels Ltd. ("Moriah") and Orlite Engineering Company Ltd. ("Orlite") reported their financial statements on a three-month lag. Consequently, their results for the twelve-month period ended September 30, 1993 and 1992 were incorporated into the Company's 1993 and 1992 consolidated annual financial statements. In 1994, the Company reflected these companies' earnings on a December 31 year-end basis. The effect of this change on the Company's consolidated financial statements is immaterial.


   RESULTS OF OPERATIONS
   ---------------------

   Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
   ---------------------------------------------------------------------

   Consolidated net income increased from $.2 million for the year ended December 31, 1993 to $7.3 million for the year ended December 31, 1994. In 1993, the Company was required to record a nonrecurring charge to net income of approximately $5 million with respect to its adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Net income in 1994 increased as a result of increased gains on sales of investments, unrealized gains on marketable securities, and a reduction in net interest expense. These increases were partially offset by reductions in equity in earnings of affiliates and rental income.

   The decreases in interest expense and therefore in net interest expense for the year ended December 31, 1994 as compared to the same period in 1993 resulted from the repayment of notes, loans and debentures. Also, Ophir Holdings Ltd.'s ("Ophir") results, which were consolidated in the first nine months of 1993, are reflected by the equity method in 1994 because the Company's interest in Ophir was diluted to 42.5% in November 1993. In 1993, Ophir incurred significant interest expense on bank borrowings used to finance its March 1993 investment in Industrial Buildings Corporation Ltd. ("Industrial Buildings") and as a result recorded a loss in that year.

   Equity in earnings of affiliates decreased for the year ended December 31, 1994 as compared to the same period in 1993 because Ophir's 1993 loss was not reported by the equity method in 1993 (see above). In 1994, Ophir reported further losses due to significant financing expense associated with its acquisition of Industrial Buildings. Equity in earnings of affiliates was also reduced in 1994 because the Company's 49%-owned affiliate, Bank Hapoalim (Cayman) Ltd. recorded unrealized losses on its marketable securities. The Company's share of earnings in Teledata Communication Ltd. ("Teledata"), of which the Company owns 2.2% directly and 19.7% (8.4% net to the Company) through Ophir, also decreased significantly because of a sharp decrease in Teledata's sales and earnings in 1994 primarily due to increased competition and delayed introduction of new products. These decreases were partially offset by the increase in the Company's share of Granite Hacarmel Investments Limited's ("Granite") earnings in 1994, because of increased capital gains recorded by Granite as well as significant tax savings that Granite was able to achieve. The Company's 50% share of earnings of Coral World International Ltd.'s marine park in Eilat also increased in 1994 due to the increased number of visitors and higher admission prices.

   In February 1994, the other shareholder of Pri Ha'emek (Canned and Frozen
   Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange ("TASE"). In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at December 31, 1994 its interest was 54.7%. If all warrants and convertible debentures are exercised, the Company's interest would be diluted to 37.6%.

   During the first quarter of 1994, Granite issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of $.3 million ($.2 million after taxes).

   In 1993, as a result of a dilution of the Company's interest in Ophir, the Company recorded a gain on issuance of shares of approximately $3.2 million (approximately $2.1 million after taxes). See Results of Operations for the year ended December 31, 1993 compared to the year ended December 31, 1992.

   In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd. ("Paradise") for 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; since July 1, 1993 its manufacturing and distribution operations have been consolidated and were included in equity in earnings of affiliates for the six months ended June 30, 1993. Paradise is a company which manufactures and markets mattresses and fold-out beds in Israel and is a licensee of the Sealy Posturepedic Mattress name and manufacturing process.

   In 1994, the Company recorded realized and unrealized gains on investments in the amount of $5.5 million as follows:

   In the third quarter of 1994, the Company received gross proceeds in the amount of $2.6 million from sales of 120,000 shares of DSP Group, Inc. ("DSP Group") and realized gains of $2 million ($1.3 million after taxes). As of December 31, 1994, the Company held approximately 174,000 shares (1.9% of DSP Group's outstanding shares), including its share of Ophir's holdings of DSP Group.

   In 1994, mainly during the fourth quarter, the Company received gross proceeds in the amount of $1.9 million from sales of 155,000 shares of Mercury Interactive Corporation ("Mercury"), which the Company acquired in 1992, and recorded a gain of approximately $1.5 million ($1 million after taxes). As of December 31, 1994, the Company held approximately 311,000 shares (approximately 2.4% of Mercury's outstanding shares).

   In the year ended December 31, 1994, the Company recorded $2.4 million of unrealized gains on marketable securities, which are classified as trading securities, in the statement of income. Included in that amount were gross gains of $4.6 million and gross losses of $2.2 million on available-for-sale securities which have been determined to be permanently impaired in value.

   During 1993, the Company sold additional shares in Teledata and realized gains on sales of $1.5 million (approximately $.7 million after taxes). As a result of these transactions the Company's ownership of Teledata was decreased from 13.1% to 12.2%. Because of the Company's dilution in Ophir, and additional sales during 1994, the Company's ownership in Teledata was further reduced to 10.6%.

   Rental income decreased because Ophir's financial statements, are reflected by the equity method commencing on October 1, 1993.

   The increase in other expenses is mainly attributable to the consolidation of Paradise's financial statements commencing July 1, 1993.

   The decrease in the effective income tax rate to 43% in 1994 from 52% in 1993 resulted from changes in the components of taxable income and certain subsidiaries' losses for which no tax benefits were available in 1993.

   Year Ended December 31, 1993 Compared to Year Ended December 31, 1992
   ---------------------------------------------------------------------

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

   The decrease in net interest earnings in 1993 as compared to 1992 resulted from additional interest income earned by the Company from a prepayment of a deposit receivable in 1992, and additional interest expense in 1993 resulting from Ophir's bank borrowings to finance its investment in Industrial Buildings. In the first quarter of 1993, Ophir which is 42.5%-owned by the Company, participated in the purchase from the Government of Israel of 51.3% of the shares in Industrial Buildings, the largest owner/lessor of industrial buildings in Israel. The remainder of the shares of this company are held by the public. Ophir's approximately $50 million investment in Industrial Buildings was financed primarily by borrowings from two unrelated banks. Ophir owns an equivalent of 12.8% of the equity of Industrial Buildings.

   Equity in earnings of affiliates decreased for the year ended December 31, 1993 as compared to the same period in 1992. The decrease was mainly attributable to the Company's share of losses of its real estate affiliates which recorded high finance expenses on their borrowings linked to the Consumer Price Index in Israel ("CPI"). In the past, these finance expenses were substantially offset by the translation gains resulting from the devaluation of the Israeli shekel to the U.S. dollar. In 1993, based on the guidelines of SFAS No. 52 (see General), these companies changed the method of translating their shekel financial statements to U.S. dollars, and the translation gains are no longer reflected in the statement of income but are included in the cumulative translation adjustment account of shareholders' equity. The losses from real estate affiliates were partially offset by the

   Company's share of the earnings of the Moriah Group of companies which increased in 1993 as a result of higher occupancy, reflecting the rise in tourism to Israel, as well as the Company's share of earnings of newly acquired affiliates.

   Food processing revenues of Pri Ha'emek decreased because sales were affected by foreign currency fluctuations.

   In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise for 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; since July 1, 1993 its manufacturing and distribution operations have been consolidated and were included in equity in earnings of affiliates for the six months ended June 30, 1993. Paradise is a company which manufactures and markets mattresses and fold-out beds in Israel and is a licensee of the Sealy Posturepedic Mattress name and manufacturing process.

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

   In February and October 1992, Granite concluded two public offerings in Israel on the TASE for proceeds of approximately $60 million and $42 million, respectively, which Granite intends to use for expansion, diversification and the repayment of high-interest debt. As a result of these transactions the Company's ownership interest in Granite was diluted from 26% to 21.6%. Also in February 1992, Moriah concluded a private placement of 20% of its shares with a related party in Israel for a price of $12.5 million. These funds were used, together with internal sources, bank borrowings and a $7 million government grant, to finance the approximately $32 million renovation and expansion of the Moriah Eilat Hotel which was reopened in August 1992. As a result of the private placement, the Company's ownership in Moriah was diluted from 57.5% to 46%. The Moriah and Granite offerings resulted in gains on issuance of shares of $7 million (approximately $2.7 million after taxes).

   In April 1992, Teledata concluded a public offering of its securities in the United States. This offering resulted in a gain on issuance of shares of $5.8 million ($2.1 million after taxes and a deduction for Ophir's minority interest). In connection with Teledata's public offering, the Company and Ophir (then a consolidated subsidiary of the Company) sold a portion of their interests in Teledata and realized a gain on sale of $3.8 million ($1.2 million after taxes and a deduction for Ophir's minority interest). During 1993, the Company sold additional shares in Teledata and realized a gain on sale of $1.5 million (approximately $.7 million after taxes). As a result of these transactions, the Company's ownership of Teledata was reduced to 2.5% and Ophir's to 19.7%.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   As of December 31, 1994, cash and cash equivalents were $42.1 million; an increase of $38.9 million from December 31, 1993. This increase is mainly attributable to proceeds received by Ampal from its public offering (see below), of which $32.4 million was invested in cash and cash equivalents at December 31, 1994. The Company's food processing subsidiary, Pri Ha'emek, raised $11.4 million ($7 million of equity and $4.4 million of convertible debentures) in a public offering in Israel (see Results of Operations).

   On February 1, 1994, Ampal completed a public offering of 4.5 million units, each unit consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class A stock, for $12.125 per unit. The warrants are exercisable at $16 per share at any time until January 31, 1999, and are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. This offering resulted in net proceeds to Ampal of approximately $51 million.

   In 1994, the Company's investments increased by approximately $20 million. This increase is primarily related to the investment of a portion of the proceeds of the public offering in short-term interest-bearing securities and new investments.


   At December 31, 1994, the Company's debt to equity ratio was .74 to 1 as compared with 1.3 to 1 at December 31, 1993.

   Deposits, notes and loans receivable, and deposits, notes and loans payable declined as a result of scheduled repayments. Debentures declined primarily as a result of the early redemption of $15.5 million of high interest-bearing debentures and the scheduled repayment of approximately $5 million of other debentures. All remaining outstanding Ampal debentures are not subject to call provisions and are expected to remain outstanding until they mature in accordance with their terms. In addition, Pri Ha'emek issued convertible debentures in the amount of $4.4 million.

   At December 31, 1994, Ampal had $36.6 million aggregate principal amount, net of discounts, of its debentures outstanding which are scheduled to mature by 2003. Most of these debentures bear interest at fixed rates ranging from 10% to 13%. A portion of such debentures may be presented to Ampal for payment prior to scheduled maturity. Also outstanding at December 31, 1994 was $43 million principal amount of debentures issued by an Israeli subsidiary. Cash flow from deposits is matched to scheduled payments of principal and interest on the Israeli subsidiary's debentures. At December 31, 1994, the Company had deposits, notes and loans receivable aggregating $94 million with varying interest rates and maturities. The deposits are guaranteed by Hapoalim.

   As of December 31, 1994, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $14.9 million, and has a share of the commitments issuedby and to its investees of up to $49.1 million.

   In March 1995, Ampal's Board of Directors approved the repurchase of up to 2 million shares of its Class A Stock through open market purchases from time to time.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

   We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation (a New York corporation) and subsidiaries (the " Company") as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management.
   Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets and revenues of 43% and 70% in 1994, 43% and 77% in 1993, respectively, and revenues of 56% in 1992. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting.
   The Company's equity in net earnings (loss) of these companies represents $5,881,000, $9,236,000 and $11,167,000 for the years ended December 31,
   1994, 1993 and 1992, respectively. The statements of these subsidiaries and companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

   As explained in Note 1(d) to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities. Also, as explained in Note 1(f) to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                                                        ARTHUR ANDERSEN LLP



   New York, New York
   March 22, 1995

    AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
    --------------------------------------------------
    CONSOLIDATED STATEMENTS OF INCOME

      YEAR ENDED DECEMBER 31,                                                    1994                1993               1992
      ------------------------------------------------------------------------------------------------------------------------
      (Dollars in thousands, except per share data)
      REVENUES:
      Equity in earnings of affiliates.............                           $  5,793            $  9,037            $ 11,195
      Food processing and manufacturing............                             43,753              35,570              31,482
      Interest:
       Related parties.............................                             15,823              16,311              17,058
       Others......................................                              2,135               1,411               1,555
      Gains on issuance of shares by subsidiary and
       affiliates (Note 2).........................                              2,692               3,185              13,062
      Realized and unrealized gains on investments
       (Notes 1(d) and 2)..........................                              5,525               1,973               3,820
      Rental income................................                              3,390               4,045               4,719
      Other........................................                              1,832               1,711               2,411
                                                                              --------            --------            --------
           Total revenues..........................                             80,943              73,243              85,302
                                                                              --------            --------            --------
      EXPENSES:
      Food processing and manufacturing............                             34,447              27,574              24,415
      Interest:
       Related parties.............................                              3,781               5,068               5,536
       Others......................................                             15,328              17,296              12,810
      Other........................................                             14,466              12,488              18,936
                                                                              --------            --------            --------
           Total expenses..........................                             68,022              62,426              61,697
                                                                              --------            --------            --------
      Income before income taxes...................                             12,921              10,817              23,605
      Income taxes (Note 8)........................                              5,587               5,609              13,281
                                                                              --------            --------            --------
      Income before cumulative effect of change
       in accounting principle.....................                              7,334               5,208              10,324
      Cumulative effect on prior years of change in
       accounting principle (Note 1(f))............                                  -              (4,982)                  -
                                                                              --------            --------            --------

           NET INCOME..............................                           $  7,334            $    226            $ 10,324
                                                                              ========            ========            ========

      Earnings (loss) per Class A share:
       Earnings before cumulative effect of change
        in accounting principle....................                              $ .27               $ .22               $ .44
       Cumulative effect on prior years of change
        in accounting principle (Note 1(f))........                                  -                (.21)                  -
                                                                                 -----               -----               -----
       Earnings per Class A share (Note 7).........                              $ .27               $ .01               $ .44
                                                                                 =====               =====               =====

      Weighted average number of Class A and
       equivalent shares outstanding (in thousands)                             24,526              20,717              20,717


    The accompanying notes are an integral part of the consolidated financial statements.

        AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
        --------------------------------------------------
        CONSOLIDATED BALANCE SHEETS


            ASSETS AS AT DECEMBER 31,                                1994              1993
            -----------------------------------------------------------------------------------
            (Dollars in thousands)


            Cash and cash equivalents......................     $   42,104         $    3,178


            Deposits, notes and loans receivable (Note 3):
              Related parties..............................         90,462            111,429
              Others.......................................          3,786              4,964



            Investments (Notes 2 and 9)....................        131,537            111,641


            Property and equipment, less accumulated
             depreciation of $11,616 and $10,554...........         30,914             30,496



            Other assets (Note 1(h)).......................         44,077             42,352
                                                                ----------         ----------















            TOTAL ASSETS...................................     $  342,880         $  304,060
                                                                ==========         ==========





        The accompanying notes are an integral part of the consolidated financial statements.

        AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
        --------------------------------------------------
        CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND
            SHAREHOLDERS' EQUITY AS AT DECEMBER 31,                  1994                  1993
            ---------------------------------------------------------------------------------------
            (Dollars in thousands)
            LIABILITIES
            Deposits, notes and loans payable (Note 4):
              Related parties...............................    $   24,837              $   42,752
              Others........................................        19,226                  18,091
            Debentures (Note 5).............................        84,491                  91,270
            Accounts and income taxes payable, accrued
             expenses and minority interests................        40,832                  35,130
                                                                ----------              ----------
                    Total liabilities.......................       169,386                 187,243
                                                                ----------              ----------

            COMMITMENTS AND CONTINGENCIES (Note 12)

            SHAREHOLDERS' EQUITY (Notes 6 and 13(b))
            4% Cumulative, Participating, Convertible
             Preferred Stock, $5 par value;  authorized
             650,000 shares;  issued and outstanding
             206,608 and 213,720 shares.....................         1,033                   1,068

            6-1/2% Cumulative, Convertible Preferred Stock,
             $5 par value;  authorized 4,282,850 shares;
             issued and outstanding 1,114,927 and 1,202,342
             shares.........................................         5,575                   6,011
            Class A Stock, $1 par value;  authorized
             30,000,000 shares;  issued 20,840,518 and
             16,224,779 shares;  outstanding 20,840,518
             and 16,042,713 shares..........................        20,841                  16,225

            Common Stock, $1 par value;  authorized, issued
             and outstanding 3,000,000 shares...............         3,000                   3,000
            Additional paid-in capital......................        57,185                  10,605

            Retained earnings...............................        89,007                  82,079
            Cumulative translation adjustments (Note 1(c))..        (2,636)                 (2,171)
            Unrealized loss on marketable securities
             (Note 1(d))....................................          (511)                      -
                                                                ----------              ----------
                    Total shareholders' equity..............       173,494                 116,817
                                                                ----------              ----------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $  342,880              $  304,060
                                                                ==========              ==========


        The accompanying notes are an integral part of the consolidated financial statements.

    AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
    --------------------------------------------------
    CONSOLIDATED STATEMENTS OF CASH FLOWS


      YEAR ENDED DECEMBER 31,                                                    1994               1993                 1992
      ------------------------------------------------------------------------------------------------------------------------
      (Dollars in thousands)
      Cash flows from operating activities:
       Net income..................................                           $  7,334            $    226            $ 10,324
       Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
        Equity in earnings of affiliates...........                             (5,793)             (9,037)            (11,195)
        Gains on issuance of shares by subsidiary
         and affiliates............................                             (2,692)             (3,185)            (13,062)
        Realized and unrealized gains on
         investments...............................                             (5,525)             (1,973)             (3,820)
        Translation loss...........................                                100                 225               1,413
        Depreciation expense.......................                              2,255               2,346               1,865
        Amortization expense.......................                              5,228               5,127               6,011
        Minority interests.........................                               (588)               (403)              4,785
        Cumulative effect on prior years of change
         in accounting principle...................                                  -               4,982                   -
       Deconsolidation of investee company pre-
        viously accounted for as a subsidiary......                                  -               1,946              (1,093)
       (Increase) decrease in other assets.........                             (2,773)             (6,594)              3,412
       Increase in accounts and income taxes
        payable, accrued expenses and minority
        interests..................................                              1,916                 853               6,663
       Dividends received from affiliates..........                              4,767               3,369               7,065
                                                                              --------            --------            --------

        Net cash provided by (used in) operating
         activities................................                              4,229              (2,118)             12,368
                                                                              --------            --------            --------
      Cash flows from investing activities:
       Deposits, notes and loans receivable
        collected:
         Related parties...........................                             36,552              32,871              52,965
         Others....................................                              3,030               2,378               9,710
       Deposits, notes and loans receivable
        granted:
         Related parties...........................                             (8,716)             (5,645)            (3,513)
         Others....................................                             (1,756)               (176)                  -
       Investments made............................                            (21,303)             (6,874)            (11,761)
       Proceeds from sales of investments..........                              7,727               9,281               5,272
       Purchase of property and equipment..........                             (3,062)             (4,292)               (765)
                                                                              --------            --------            --------

        Net cash provided by investing activities..                             12,472              27,543              51,908
                                                                              --------            --------            --------




    The accompanying notes are an integral part of the consolidated financial statements.

    AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
    --------------------------------------------------
    CONSOLIDATED STATEMENTS OF CASH FLOWS


      YEAR ENDED DECEMBER 31,                                                    1994                1993               1992
      ------------------------------------------------------------------------------------------------------------------------
      (Dollars in thousands)
      Cash flows from financing activities:
       Deposits, notes and loans payable received:
        Related parties.............................                             1,757              19,715              14,321
        Others......................................                             5,738               6,777               6,981
       Deposits, notes and loans payable repaid:
        Related parties.............................                           (20,556)            (31,837)            (19,880)
        Others......................................                            (4,867)             (8,137)             (1,803)
       Debentures issued by subsidiary..............                             4,855                   -                   -
       Debentures repaid............................                           (20,486)            (17,639)            (60,962)
       Investment in subsidiary by minority
        shareholder.................................                                 -                 686                   -
       Proceeds from issuance of shares.............                            57,460                   -                   -
       Dividends paid...............................                              (406)               (440)               (540)
                                                                              --------            --------             -------

        Net cash provided by (used in) financing
         activities.................................                            23,495             (30,875)            (61,883)
                                                                              --------            --------             -------
      Effect of exchange rate changes on cash
       and cash equivalents.........................                            (1,270)             (1,070)                210
                                                                              --------            --------             -------

      Net increase (decrease) in cash and cash
       equivalents..................................                            38,926              (6,520)              2,183
      Cash and cash equivalents at beginning
       of year......................................                             3,178               9,698               7,515
                                                                              --------            --------            --------
      Cash and cash equivalents at end of year......                          $ 42,104            $  3,178            $  9,698
                                                                              ========            ========            ========

      Supplemental Disclosure of Cash Flow Information
      Cash paid during the year:
       Interest:
        Related parties.............................                          $  1,790            $  2,599            $  5,507
        Others......................................                             5,677               7,495              10,573
                                                                              --------            --------            --------
          Total interest paid.......................                          $  7,467            $ 10,094            $ 16,080
                                                                              ========            ========            ========
        Income taxes paid, net......................                          $  1,921            $  3,853            $  5,820
                                                                              ========            ========            ========



    The accompanying notes are an integral part of the consolidated financial statements.

    AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
    --------------------------------------------------
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


      YEAR ENDED DECEMBER 31,                                                    1994                1993               1992
      ------------------------------------------------------------------------------------------------------------------------
      (Dollars in thousands, except share amounts and per share data)

      4% PREFERRED STOCK
      Balance, beginning of year...................                           $  1,068            $  1,202            $  1,259
      Conversion of 7,112, 26,808 and 11,413
       shares into Class A Stock...................                                (35)               (134)                (57)
                                                                              --------            --------            --------
      Balance, end of year.........................                           $  1,033            $  1,068            $  1,202
                                                                              ========            ========            ========

      6-1/2% PREFERRED STOCK
      Balance, beginning of year...................                           $  6,011            $  7,554            $  7,733
      Conversion of 87,415, 309,018 and 35,748
       shares into Class A Stock...................                               (436)             (1,543)               (179)
                                                                              --------            --------            --------
      Balance, end of year.........................                           $  5,575            $  6,011            $  7,554
                                                                              ========            ========            ========
      CLASS A STOCK
      Balance, beginning of year...................                           $ 16,225            $ 15,164            $ 14,999
      Issuance of shares upon conversion of
       Preferred Stock.............................                                298               1,061                 165
      Issuance of shares in a public offering*.....                              4,318                   -                   -
                                                                              --------            --------            --------
      Balance, end of year.........................                           $ 20,841            $ 16,225            $ 15,164
                                                                              ========            ========            ========
      ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of year...................                           $ 10,605            $  9,989            $  9,918
      Conversion of Preferred Stock................                                173                 616                  71
      Proceeds from issuance of shares in a public
       offering....................................                             46,407                   -                   -
                                                                              --------            --------            --------
      Balance, end of year.........................                           $ 57,185            $ 10,605            $  9,989
                                                                              ========            ========            ========

      RETAINED EARNINGS
      Balance, beginning of year...................                           $ 82,079            $ 82,293            $ 72,509
      Net income...................................                              7,334                 226              10,324
      Dividends:
        4% Preferred Stock - $.20 per share........                                (42)                (43)                (47)
        6-1/2% Preferred Stock - $.325 per share...                               (364)               (397)               (493)
                                                                              --------            --------            --------
      Balance, end of year.........................                           $ 89,007            $ 82,079            $ 82,293
                                                                              ========            ========            ========

      CUMULATIVE TRANSLATION ADJUSTMENTS
      Balance, beginning of year...................                           $ (2,171)           $      -            $      -
      Foreign currency translation adjustment......                               (465)             (2,171)                  -
                                                                              --------            --------            --------
      Balance, end of year.........................                           $ (2,636)           $ (2,171)           $      -
                                                                              ========            ========            ========

      UNREALIZED LOSS ON MARKETABLE SECURITIES
      Cumulative effect of adoption of SFAS No. 115                           $  4,300            $      -            $      -
      Transfer to trading securities...............                             (3,800)                  -                   -
      Unrealized loss, net of permanent impairment
       of $2,200...................................                             (1,011)                  -                   -
                                                                              --------            --------            --------
      Balance, end of year.........................                           $   (511)           $      -            $      -
                                                                              ========            ========            ========

    *  Issuance of 4,500,000 shares, including 182,066 held in treasury.

    The accompanying notes are an integral part of the consolidated financial statements.

          AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
          --------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


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

              A provision of the Banking (Licensing) Law, 1981 (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Hapoalim to acquire additional means of control in Ampal. Additionally, not more than 25% of the capital of Hapoalim may be invested in non-banking business corporations, including Ampal. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of interests in a non-banking corporation exceeding 24.9%. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers of the same class.

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

              Investments in which the Company exercises significant influence, generally 20%-50% owned companies ("affiliates"), are accounted for by the equity method, whereby the Company recognizes its proportionate share of such companies' net income or loss.

          (c)  Translation of Foreign Currencies

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    In 1993 and 1994, for those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel, assets and liabilities were translated at the rate of exchange at the end of the reporting period and revenues and expenses were translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity at December 31, 1994 and 1993.

    Assets and liabilities of foreign subsidiaries and companies accounted for by the equity method whose functional currency is the U.S. dollar are translated using year-end rates of exchange, except for property and equipment and certain investment and equity accounts which are translated at rates of exchange prevailing on the dates of acquisition. Revenues and expenses are translated at average rates of exchange during the year except for revenue and expense items relating to assets translated at historical rates which are translated on the same basis as the related asset. Translation gains and losses for these companies are reflected in the consolidated statement of income. Prior to 1993, all Israeli companies were deemed to have the U.S. dollar as their functional currency and translation gains and losses were reflected in the consolidated statement of income.

(d)  Investments

    The equity in earnings of two companies, Moriah Hotels Ltd. ("Moriah") and Orlite Engineering Company Ltd. ("Orlite"), which was reflected through their year ending September 30th in the consolidated statement of income in 1993 and 1992, was reflected on a December 31 year-end basis in 1994. The effect of this change on the Company's consolidated financial statements is immaterial.

    Effective January 1, 1994, the Company adopted Statement of
Financial Accounting Standards ("SFAS")  No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. The cumulative effect of adopting this accounting principle as of January 1, 1994 was an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. At December
31, 1994, the net effect of market fluctuations resulted in a $.5 million decrease in shareholders' equity.  At December 31, 1994 the aggregate fair value of available-for-sale securities was $.8 million and gross unrealized losses were $2.7 million. Prior to January 1, 1994 the Company recorded its investments in marketable securities at the lower of cost or market.

    In the year ended December 31, 1994, the Company recorded
$2.4 million of unrealized gains on marketable securities in the statement of income. Included in that amount were gross gains of $4.6 million on trading securities

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and gross losses of $2.2 million on available-for-sale securities which have been determined to be permanently impaired in value.

    In the quarter ended December 31, 1994, the Company's 49%- owned affiliate, Bank Hapoalim (Cayman) Ltd., recorded an unrealized loss on marketable securities of approximately $1.6 million which resulted from the transfer of securities from the available-for-sale category to the trading security category.

    During 1994 the Company invested approximately $1 million in marketable securities.

(e)  Property and Equipment

    Property and equipment are carried at cost, less accumulated depreciation, computed by the straight-line method over the estimated useful lives of the assets.

(f)  Income Taxes

    Effective January 1, 1993, the Company was required to adopt SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the liability method of accounting for income taxes. The cumulative effect on prior years of this change in accounting principle was reflected as a nonrecurring reduction of net income and an increase in deferred income tax liability of approximately $5 million. This was reported separately in the consolidated statement of income for the year ended December 31, 1993. This change required no payments to any taxing jurisdiction and had no material effect on the provision for income taxes and on income before cumulative effect of change in accounting principle for the year ended December 31, 1993. The financial statements for the year ended December 31, 1992 were not restated to apply the provisions of SFAS No. 109.

    Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries totalling approximately $39 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $14 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, and gains on issuances of shares by affiliates, and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(g)  Cash Equivalents

    Cash equivalents include time deposits and notes receivable with original maturities of 90 days or less.

(h) Other Assets

    Other assets include inventories of the food processing and manufacturing subsidiaries in the amount of $17.6 million ($18 million in 1993).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Acquisitions and Dispositions

(a) In 1994, the Company invested in 50% of the equity of M.D.F.
Boards Industry Ltd. ("MDF") in the amount of $1.8 million and made loans of $1.3 million to the company. MDF was established to produce medium density fiber boards in Israel.

(b) In February 1994, the other shareholder of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at December 31, 1994 its interest was 54.7%. If all warrants and convertible debentures were to be exercised, the Company's interest would be diluted to 37.6%.

(c) In the third quarter of 1994, the Company received gross proceeds in the amount of $2.6 million from sales of 120,000 shares of DSP Group, Inc. ("DSP Group") and realized gains of $2 million ($1.3 million after taxes). As of December 31, 1994, the Company held approximately 174,000 shares (1.9% of DSP Group's outstanding shares), including its share of Ophir Holdings Ltd.'s ("Ophir") holdings of DSP Group.

(d) In 1994, mainly during the fourth quarter, the Company received gross proceeds in the amount of $1.9 million from sales of 155,000 shares of Mercury Interactive Corporation ("Mercury"), which the Company acquired in 1992, and recorded a gain of approximately $1.5 million ($1 million after taxes). As of December 31, 1994, the Company held approximately 311,000 shares (approximately 2.4% of Mercury's outstanding shares).

(e) In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd. ("Paradise") for 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; since July 1, 1993 its manufacturing and distribution operations have been consolidated and were included in equity in earnings of affiliates for the six months ended June 30, 1993.

(f) In April 1992, the Company's investee, Teledata
Communication Ltd. ("Teledata"), concluded a public offering of
its securities in the United States.   In connection with this
offering, the Company sold a portion of its interest in Teledata, and realized a gain on sale of $3.8 million (approximately $1.2 million after taxes and a deduction for minority interest). In addition, this offering resulted in a gain on issuance of

          AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
          --------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          shares of $5.8 million (approximately $2.1 million after taxes and a deduction for Ophir's minority interest). As a result of these transactions the Company's ownership of Teledata was diluted from 21.7% to 13.1%.

              During 1993, the Company sold additional shares in Teledata and realized gains on sales of $1.5 million (approximately $.7 million after taxes). As a result of these transactions the Company's ownership of Teledata was decreased from 13.1% to 12.2%. As a result of the Company's dilution in Ophir (see Note 2(g)) and additional sales during 1994, the Company's ownership in Teledata was further reduced to 10.6% (see Note 9).

          (g) In March 1993, Ophir, then a subsidiary of the Company, made an investment in approximately 12.8% of the equity of Industrial Buildings Corporation Ltd. ("Industrial Buildings") in the amount of approximately $50 million, which it is accounting for by the equity method. The investment was financed primarily by borrowings from unrelated banks and was made, together with other investors, as part of a group which acquired approximately 51% of Industrial Buildings. Ophir's interest in Industrial Buildings has been pledged to secure borrowings by it and other investors in the group.

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

          (h) In August 1993, the Company invested approximately $3.5 million in Idan Software Industries I.S.I. Ltd. ("Idan") for approximately 8.4% of Idan's shares. Following Idan's private placement in October 1993, the Company holds approximately 7.9% of Idan's shares.

          (i) In the first quarter of 1993, the Company invested approximately $.3 million in Davidson-Atai Publishers ("Davidson-Atai") for 22.5% of the shares of Davidson-Atai, which is a recently established Israeli publishing house. As a result of private placements during 1994, the Company's interest in Davidson- Atai was diluted to 20.7%.

          (j) In February and October 1992, the Company's investee, Granite Hacarmel Investments Ltd. ("Granite"), concluded public offerings of shares, warrants and convertible debentures in Israel on the Tel Aviv Stock Exchange for an

          AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
          --------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          aggregate price of approximately $102 million. As a result of these transactions the Company's ownership of Granite was diluted from 26% to 21.7% with further dilutions possible, subject to the exercise of warrants or conversion of debentures. As of December 31, 1993 the Company's ownership was further reduced to 21.6%.

              During the first quarter of 1994, Granite issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2%.

              Also, in February 1992, the Company's then subsidiary Moriah concluded a private placement of its shares with a related party in Israel for a price of $12.5 million for 20% of the company. The Company's interest in the Moriah group was diluted from 57.5% to 46% as a result of a private placement transaction.

              These offerings resulted in gains on issuance of shares of $.3 million ($.2 million after taxes) in 1994 and $7 million (approximately $2.7 million after taxes) in 1992.

          (k) In May 1992, Orlite concluded a public offering of its shares in Israel which diluted the Company's investment to 31.1% from 41.9%. As of December 31, 1994, the Company's ownership was further diluted to 22%.

          (l) In July 1992, the Company acquired 20% of the shares of Carmel Container Systems Ltd. ("Carmel"), Israel's second largest carton producer, for $2.2 million.


          Note 3 - Deposits, Notes and Loans Receivable

              Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 11 years and notes and loans receivable have maturities of up to 5 years.


          Note 4 - Deposits, Notes and Loans Payable

              Deposits, notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the U.S. Dollar or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2003.

              The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 11.83% on $22.3 million, 5.71% on $30.7 million and 6.81% on $36.6 million in 1994, 1993 and 1992, respectively.


          Note 5 - Debentures

          AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
          --------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Debentures outstanding as at December 31 consist of:

                                                                            1994       1993
                                                                          -------------------
                Ampal:
                 Various series with interest rates ranging from
                 10%-13%, maturing 1995-2003............................  $ 53,202   $ 68,828

                Ampal Development (Israel) Ltd.:
                 Various series with interest rates ranging from
                 6.2%-7.5%, linked to the Consumer Price Index in
                 Israel, maturing 1995-2005, secured by assets of
                 $45 million............................................    43,161     43,071

                Pri Ha'emek (Canned and Frozen Food) 88 Ltd.:
                 Various series with an interest rate of 3%, linked to
                 the Consumer Price Index in Israel, maturing 1998-2003,
                 secured by assets of approximately $48 million.........     4,713          -
                                                                          --------   --------

                                                                           101,076    111,899
                Less: Unamortized discounts.............................    16,585     20,629
                                                                          --------   --------

                Total...................................................  $ 84,491   $ 91,270
                                                                          ========   ========

              Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

              1995 - $22,269*
              1996 -  29,876
              1997 -   5,571
              1998 -   6,380
              1999 -   6,380
              Thereafter - 18,544

          * If no debentures are presented for early redemption, scheduled maturities will amount to $10,779.


          Note 6 - Shareholders' Equity

              Capital Stock

              Shares of the 4% and 6-1/2% Preferred Stock are convertible into 5 and 3 shares of Class A Stock, respectively. The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Preferred shares are nonvoting unless dividends are in arrears for three successive years. At December 31, 1994, there are no dividend arrearages. If dividends are paid on Class A Stock in amounts exceeding certain levels, then the Preferred and Common stocks are entitled to additional dividends in accordance with a

          AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
          --------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          specified formula.

              On February 1, 1994, Ampal completed a public offering of
          4.5 million units, each consisting of one share of Class A stock and one redeemable warrant to purchase one share of Ampal's Class
          A stock for $12.125 per unit.   The warrants are exercisable at
          $16 per share at any time until January 31, 1999, and are callable by Ampal, in whole or in part, from and after February 1, 1996, without payment to the holder. The net proceeds which Ampal received from this offering amounted to approximately $51 million.

              On November 5, 1993, Ampal's Board of Directors approved a stock option plan which provides for grants of options to purchase up to 200,000 shares of Class A stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. On January 25, 1994, the Stock Option Committee of the Board of Directors approved the issuance of 134,900 options (of which 225 options have been canceled) in the aggregate at an exercise price of $10.91 per share (a 10% discount from market price on the date of grant). The entire discount was recorded as compensation expense. The Stock Option Plan was approved by Ampal's shareholders on September 22, 1994. At December 31, 1994, 32,500 options are exercisable and 102,175 options become exercisable on January 25, 1996.

          At December 31, 1994, an aggregate of 9,012,496 shares of Class A Stock is reserved for issuance upon the conversion of the Preferred Stock and the exercise of warrants and options.

              Retained Earnings

              At December 31, 1994, retained earnings include $61.5 million for affiliates accounted for by the equity method, of which $31.9 million and an additional approximately $37.5 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.


          Note 7 - Earnings Per Class A Share ("EPS")

              Earnings per share is reflected for Class A Stock and not for Common Stock since Class A Stock is publicly held whereas the Common Stock is not. EPS assumes the conversion of the 4% and 6-1/2% Preferred Stock into Class A Stock at the beginning of the year and gives effect to the participatory rights of 3 million shares of the Common Stock. The exercise of warrants and options is not included in the calculation of EPS because their effect would be anti-dilutive. Therefore, EPS is calculated by dividing net income by 27.5 million shares in 1994 and 23.7 million in 1993 and 1992.

        AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
        --------------------------------------------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Note 8 - Income Taxes

                                                                                   1994            1993           1992
                                                                                ----------------------------------------
            The components of current and deferred
            income tax expense (benefit) are as follows:
            Current:
             State and local.............................                       $     60        $      8        $     60
             Federal.....................................                          1,311           1,254           2,056
             Foreign.....................................                            796           1,668           3,647
            Deferred:
             Federal.....................................                          2,095           3,319           7,518
             Foreign.....................................                          1,325            (640)              -
                                                                                --------        --------        --------
                Total....................................                       $  5,587        $  5,609        $ 13,281
                                                                                ========        ========        ========

            The components of deferred income tax expense
            are as follows:
            Unrealized gains.............................                       $  2,240        $      -        $      -
            Equity in earnings of affiliates and others..                          1,066           2,563           4,484
            Gains on issuances of shares.................                            941           1,115           3,549
            Debenture selling expenses...................                           (240)           (294)           (501)
            Other........................................                           (587)           (705)            (14)
                                                                                --------        --------        --------
               Total.....................................                       $  3,420        $  2,679        $  7,518
                                                                                ========        ========        ========

            The domestic and foreign components of income
            (loss) before income taxes are as follows:

            Domestic.....................................                       $    253        $ (1,418)       $   (452)
            Foreign......................................                         12,668          12,235          24,057
                                                                                --------        --------        --------
               Total.....................................                       $ 12,921        $ 10,817        $ 23,605
                                                                                ========        ========        ========

            A reconciliation of income taxes between the
            statutory and effective tax follows:
            Federal income tax at 35%, 34% and 34%.......                       $  4,523        $  3,678        $  8,026
            Taxes on equity in earnings of affiliates in
             excess of U.S. tax rate.....................                             61             221           2,931
            Taxes on foreign income in excess of U.S.
             rate........................................                          1,365           1,704           2,175
            Other........................................                           (362)              6             149
                                                                                --------        --------        --------
            Total effective tax: 43%, 52% and 56%........                       $  5,587        $  5,609        $ 13,281
                                                                                ========        ========        ========


        Other assets include approximately $2 million ($3 million in 1993) of deferred tax assets which represent the tax benefit of the temporary differences between the carrying values of the fixed assets in the financial statements and their income tax bases. Accounts and income taxes payable and accrued expenses include approximately $24.6 million ($22.5 million in 1993) of deferred tax liability provided on undistributed earnings of the affiliates.

        AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
        --------------------------------------------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Note 9 - Investments in Affiliates and Others

        The companies accounted for by the equity method and the Company's share of equity in those investments are:

                                                               1994            1993            1992
                                                             ----------------------------------------
            Am-Hal Ltd.................................         50%             50%             50%
            Bank Hapoalim (Cayman) Ltd.................         49              49              49
            Bay Heart Limited..........................         37              37              37
            Carmel Containers Ltd......................         20              20              20
            Coral World International Ltd..............         50              50              50
            Davidson-Atai Publishers Ltd...............         20.7            22.5             -
            Etz Vanir Ltd..............................         50              50              50
            Hod Hasharon Sport Center (1992) Limited
             Partnership...............................         25.5            25.5             -
            Granite Hacarmel Investments Ltd...........         21.2            21.6            21.7
            Moriah Hotels Ltd..........................         46              46              46
            Ophir Holdings Ltd. (Note 2(g))............         42.5            42.5             -
            Orlite Engineering Company Ltd.............         22              30.1            31.1
            Teledata Communication Ltd.................          2.2**           2.5**          13.1*
            Trinet Investment in High-Tech Ltd.........         37.5             -               -
            Trinet Venture Capital Ltd.................         50               -               -
            Yakhin Mataim Ltd..........................         50              50              50

         *  Net of minority interest.
        **  In addition, Ophir Holdings Ltd. holds 19.7% of Teledata's shares.

        Combined summarized financial information for the above companies is as follows:

                                                               1994            1993            1992
                                                             ----------------------------------------

            Revenues....................................     $592,012        $558,979        $570,756
            Gross profit................................      119,072         104,833         130,546
              Net income................................       25,215          23,246          36,664

            Property and equipment......................     $282,956        $247,616        $239,860
            Other assets................................      477,412         452,546         417,946
                                                             --------        --------        --------
              Total assets..............................     $760,368        $700,162        $657,806
                                                             ========        ========        ========

            Total liabilities, including bank borrowings     $438,102        $419,328        $373,815
                                                             ========        ========        ========

        The carrying value of the Company's investments in shares of its publicly traded affiliates and others at December 31, 1994 amounted to $41.1 million and had a market value of $52.8 million, which is based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ and the Tel Aviv Stock Exchange.

        AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
        --------------------------------------------------
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Note 10 - Segment Information

Segment information presented below results primarily from operations in Israel.

                                                    Food                Mattress        Leisure-         Intercompany
                                      Finance       Processing        Manufacturing       Time           Adjustments          Total
                                     ---------------------------------------------------------------------------------------------
December 31, 1994
-----------------
Revenues.........................    $ 29,599         $ 35,024          $  9,625         $  1,411         $   (509)         $ 75,150
Equity in (losses) earnings of
 affiliates......................      (2,531)**             -                 -            3,647*               -             1,116
Pretax operating income (loss)...       7,720             (693)              401             (889)               -             6,539
Total assets.....................     289,914           47,837             8,328            4,792           (7,991)          342,880
Investment in affiliates.........      28,913**              -                 -           35,194*               -            64,107
Capital expenditures.............         154            2,470               334              104                -             3,062
Depreciation and amortization....       5,276            1,151               725              331                -             7,483

December 31, 1993
-----------------
Revenues.........................    $ 27,367         $ 30,726          $  4,950         $  1,428         $   (265)         $ 64,206
Equity in (losses) earnings of
 affiliates......................        (128)**             -               243            2,586*               -             2,701
Pretax operating income (loss)...       1,516              (37)              508             (610)               -             1,377
Total assets.....................     259,025           37,083             8,752            4,654           (5,454)          304,060
Investment in affiliates.........      31,508**              -                 -           30,636*               -            62,144
Capital expenditures.............          48              832             3,317               95                -             4,292
Depreciation and amortization....       5,402            1,122               634              315                -             7,473

December 31, 1992
-----------------
Revenues.........................    $ 41,199         $ 31,621          $      -         $  1,579         $   (292)         $ 74,107
Equity in earnings of affiliates.         676**              -                 -            1,182*               -             1,858
Pretax operating income..........      15,670              928                 -              597                -            17,195
Total assets.....................     296,707           36,336                 -            4,562           (4,338)          333,267
Investment in affiliates.........      21,579**              -                 -           28,614*               -            50,193
Capital expenditures.............          73              489                 -              203                -               765
Depreciation and amortization....       6,500            1,075                 -              301                -             7,876

        Interest expense and corporate office expense are principally applicable to the financing operation and have been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests.

         * - Operations in Australia, Bahamas, Israel and U.S. Virgin Islands.

        ** - Operations in Israel (1994 and 1993 only) and Cayman Islands.

          AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
          --------------------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 11 - Disclosures about Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          a)  Cash and Cash Equivalents

              For short-term investments, the carrying amount is a reasonable estimate of fair value.

          b)  Deposits, Notes and Loans Receivable

              The fair value of these deposits, notes and loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

          c)  Investments

              For financial instruments with maturities between 91 days and 1 year, and all marketable securities, the carrying amount is a reasonable estimate of fair value.

          d)  Deposits, Notes and Loans Payable and Debentures

              The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.


                                                                         1994                            1993
                                                               ------------------------        -----------------------
                                                               Carrying         Fair           Carrying        Fair
                                                                Amount          Value           Amount         Value
                                                               --------        --------        --------       --------
                Financial assets:

                Cash and cash equivalents......                $ 42,104        $ 42,104        $  3,178        $  3,178
                Deposits, notes and loans
                 receivable....................                  94,248          93,186         116,393         123,910
                Investments....................                  20,091          20,091               -               -
                                                               --------        --------        --------        --------
                                                               $156,443        $155,381        $119,571        $127,088
                                                               ========        ========        ========        ========

                Financial liabilities:

                Deposits, notes and loans
                 payable.......................                $ 44,063        $ 43,369        $ 60,843        $ 61,628
                Debentures outstanding.........                  84,491          85,650          91,270         102,429
                                                               --------        --------        --------        --------
                                                               $128,554        $129,019        $152,113        $164,057
                                                               ========        ========        ========        ========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Commitments and Contingencies

(a) The combined minimum annual lease payments on Ampal's corporate offices, Country Club Kfar Saba and Paradise, without giving effect to future escalations, are approximately $595,000 a year for the years 1995 through 1998, and $476,000 for 1999 and $2 million in the aggregate, thereafter. The leases expire in 2009, 1998 and 1999, respectively.

(b) For the years 1995 through 1999, the combined minimum lease receipts to be received by the Company from rental properties (primarily from related parties) are approximately $2.8 million in 1995; $2.8 million in 1996; $2.3 million in 1997; $2.1 million in 1998; $2.1 million in 1999; and $2.2 million in the aggregate, thereafter.

(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totalling $14.9 million.

    The Company's share of the commitments issued by and to its investees amounted to $49.1 million.

    A consolidated subsidiary pledged all of its assets in the amount of approximately $48 million to banks (including a related party) in order to secure a mortgage and its debt to debenture holders. In addition, the Company's share of an investee's assets pledged in order to secure a mortgage amounts to $14 million.

    The Company's share of floating charges of the assets of an investees is $47.4 million.

(d) In June 1993, the Controller of Restrictive Trade Practices of the Israeli Ministry of Industry and Commerce issued a determination regarding the exclusive agreements between the Israeli oil marketing companies, including a subsidiary of the Company's investee, Granite, and filling station operators stating that these agreements violate Israeli antitrust law. In his determination, the Controller stated that his ruling would affect approximately 77% of that subsidiary's stations (which are those stations not owned by the subsidiary). The Controller postponed the effective date of his decision, and the subsidiary has filed an appeal. If upheld in its current form, the Controller's determination will be considered prima facie evidence in legal proceedings between station operators and the subsidiary and may have a material adverse effect on Granite.

(e) Under Israeli law, a lease of real property with a term of more than 10 years is required to be reported to the Israeli Appreciation Tax Authorities and is subject to a land appreciation tax or an income tax and an acquisition tax. The Israeli Tax Commissioner has taken the position that certain arrangements for the lease of real property, including multiple leases, leases with renewal options and leases or options to lease between affiliated companies, which in the aggregate provide a term exceeding 10 years, are subject to the above reporting and taxes.

    Certain of the investees, including Ophir, Industrial Buildings and Carmel, are parties (mostly as lessors) to lease transactions which, under the Commissioner's interpretation, may be deemed leases for terms in excess of 10 years. These investees have all reported their lease income as taxable income and have recently reported such transactions to the tax authorities. Should the tax authorities decide to enforce their position and prevail, these investees would be in breach of Israeli law, and could be subject to material taxes and to civil and criminal penalties. An assessment made against Bay Heart Limited in this regard by the tax authorities has been dropped.

    The Company's investees have taken the position, which the Company believes is shared by many of the other affected taxpayers in Israel, that the Commissioner's position in this matter is incorrect. The Company cannot predict whether the Commissioner's position will be upheld or, if upheld, the effect on the Company and its investees.



Note 13 - Subsequent Events

(a) In February 1995, Yakhin Hakal Ltd. and its affiliates commenced a legal proceeding seeking to cause Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim") to redeem the perpetual debentures owned by Ampal for approximately $.7 million (which approximates the Company's carrying value)

                    AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                    --------------------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. Ampal intends to contest this legal proceeding vigorously.

          (b) In March 1995, Ampal's Board of Directors approved the repurchase of up to 2 million shares of its Class A Stock through open market purchases from time to time.

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------
(Unaudited)

                                         First          Second           Third          Fourth
                                        Quarter         Quarter         Quarter         Quarter          Total
                                  ----------------------------------------------------------------------------
                                             (Dollars in thousands, except per share data)
Year Ended December 31, 1994:
----------------------------

Revenues........................         $ 20,175      $ 17,371          $ 24,183        $ 19,214         $ 80,943

Net interest income (expense)...             (352)         (219)                4            (584)          (1,151)

Food processing and
 manufacturing operations.......            1,242         2,697             3,235           2,132            9,306

Net income......................            2,674           501             3,864             295            7,334

Earnings per Class A share......              .10           .02               .14             .01              .27


Year Ended December 31, 1993:
----------------------------

Revenues........................         $ 16,366      $ 19,848          $ 16,931        $ 20,098         $ 73,243

Net interest expense............              (97)       (2,144)           (2,082)           (319)          (4,642)

Food processing and
 manufacturing operations.......            1,350           911             2,783           2,952            7,996

Net income (loss)...............           (2,751)*         384               735           1,858              226*

Earnings (loss) per Class A
  share.........................             (.12)*         .02               .03             .08              .01*



  * Includes cumulative effect on prior years of change in accounting principle of ($4,982), equal to $(.21) per share.

   ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
             ----------------------------------------------------
             None

                                     PART III
                                     --------

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

                                    MANAGEMENT

        The following table sets forth certain information regarding Ampal's directors and executive officers:

        NAME                                       POSITION
   ------------------------------------------   --------------------------------------------
   Shlomo Recht(1)...........................   Chairman of the Board and Director
   Lawrence Lefkowitz(1).....................   President, Chief Executive Officer
   and Director
   Moshe Mor.................................   Vice President--Israel Operations
   Alan L. Schaffer..........................   Vice President--Finance and
   Treasurer
   Alla Kanter...............................   Controller
   Michael K. Marks..........................   Secretary
   Miri Lent.................................   Assistant Vice President--Israel Operations
   Susan Rosenberg...........................   Assistant Treasurer
   Harry B. Henshel(2).......................   Class A Director
   Herbert Kronish...........................   Class A Director
   Leon Riebman..............................   Class A Director
   Evelyn Sommer(2)(3).......................   Class A Director
   Arie Abend(2).............................   Director
   Michael Arnon(1)..........................   Director
   Stanley Batkin(1)(3)......................   Director
   Yaacov Elinav(1)(4).......................   Director
   Irwin Hochberg............................   Director
   Eitan Raff(3).............................   Director
   Shimon Ravid(4)...........................   Director

   --------------

   (1)     Member of the Executive Committee
   (2)     Member of the Audit Committee
   (3)     Member of the Related Party Transactions Committee
   (4)     Member of the Stock Option Committee

        SHLOMO RECHT, 53, has been Chairman of the Board of Directors of Ampal since July 1994. From March 1994 until July 1994, he was Vice Chairman of the Board of Directors of Ampal. From April 1990, until March 1994, he was Managing Director of Poalim Capital Markets and Investments Ltd. From October 1988 until March 1990, he was an Assistant Managing Director of Hapoalim. From 1988 until 1989, and since March 1994, he has served as a director of Ampal.

        LAWRENCE LEFKOWITZ, 57, has been President and Chief Executive Officer of Ampal since November 1990. From 1977 until then, he was Vice President-Legal and Secretary of Ampal. In August 1990 he also became Counsel to Hapoalim in charge of the Legal Department for the United States branches. He became a director of Ampal in 1990. See "Certain Relationships and Related Transactions."

        MOSHE MOR, 59, has been Vice President-Israel Operations of Ampal for more than five years.

        ALAN L. SCHAFFER, 52, has been Vice President-Finance and Treasurer since August 1990. From December 1988 until then, he was Vice
   President-Accounting and Controller of Ampal.

        ALLA KANTER, 37, has been Controller of Ampal since August 1990. From January 1986 to August 1990 she served as Assistant Controller of Ampal.

        MICHAEL K. MARKS, 30, has been Secretary of Ampal since December 1992 and has been employed by Ampal since August 1992. From January 1992 until July 1992, he was an attorney for the law firm of Weitz and Luxenberg, P.C. From August 1988 until May 1991 he attended Emory University School of Law.

        MIRI LENT, 38, has been Assistant Vice President-Israel Operations of Ampal since July 1988 and has been employed by Ampal (Israel) for more than five years.

        SUSAN ROSENBERG, 51, has been Assistant Treasurer of Ampal since November 1990 and has been employed by Ampal for more than five years.

        HARRY B. HENSHEL, 76, has been Chairman of the Board of Bulova Corporation since 1974. He has also served as Chairman of the Chief Executives Council of Omega Group since 1990 and as a Director of the Ponce Hotel Corporation for more than 20 years and the Universal Holdings Corp. since 1993. He has been a member of the advisory Board of the New York State Business Partnership for more than 5 years and a Trustee of the New York Backstretch Employees Pension Trust for more than 10 years. He served on the Board of Directors of Ampal Industries, Inc. from 1982 until 1990. He became a director of Ampal in 1993.

        HERBERT KRONISH, 68, has been a Senior Partner of Kronish, Lieb, Weiner & Hellman and its predecessor partnerships ("KLWH") since 1958. KLWH has been legal counsel to Ampal since 1982. He became a director of Ampal in September 1994.

        LEON RIEBMAN, 73, has been Chairman and Chief Executive Officer and a director of AEL Industries, Inc., an electronic defense system manufacturer, for more than five years. He is also a director of the Bank and Trust Company of Old York Road. He became a director of Ampal in 1979.

        EVELYN SOMMER, 55, has been President of Women's International Zionist Organization-USA, and a representative of Women's International Zionist Organization to the United Nations for more than five years, and has been Chairman, American Sectionof the World Jewish Congress, since December 1990. She became a director of Ampal in 1982.

        ARIE ABEND, 57, has been a Joint Managing Director of Hapoalim since February 1994. From 1986 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. From 1984 until 1985, in 1991 and since September 1994, he has served as a director of Ampal. See "Certain Relationships and Related Transactions."

        MICHAEL ARNON, 69, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. From March 1983 until April 1990 he also served as a director of Israel Continental Bank Ltd., a partially-owned subsidiary of Hapoalim, where he had been an Alternative Chairman of the Board until 1987. He became a director of Ampal in 1986.

        STANLEY I. BATKIN, 80, served on the Board of Directors of Ampal Industries from 1983 until 1990 and was a member of its Executive Committee from 1986 until 1990. He became a director of Ampal in 1991.

        YAACOV ELINAV, 50, has been a Member of the Board of Management of Hapoalim since October 1991 and Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in July 1992. See "Certain Relationships and Related Transactions."

        IRWIN HOCHBERG, 66, has been a Senior Partner and President of Bloom Hochberg & Co., P.C., CPA's, which provides professional and consulting services to investment banking firms, for more than five years. He also serves as a director of Transmedia Network, Inc. He became a director of Ampal in September 1994.

        EITAN RAFF, 53, has been Alternate Chairman of the Board of Maritime Bank since November 1992, where he had been Chairman of the Board from August 1988 until November 1992. He also serves as a Director of Wolfson Clore Mayer Ltd., a diversified investment company, where he had been Managing Director from July 1987 until April 1992 and as Chairman of Mirage Development Ltd., Yozma Venture Capital Ltd. and Karta Jerusalem Development Centre. He became a director of Ampal in 1987.

        SHIMON RAVID, 58, has been a Joint Managing Director of Hapoalim since February 1994. From October 1989 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. From February 1988 until June 1989 he was Chief Financial and Operating Officer of Koor Ltd. He became a director of Ampal in 1990. See "Certain Relationships and Related Transactions."


   ITEM 11.  EXECUTIVE COMPENSATION
             ----------------------


          SUMMARY COMPENSATION TABLE
          --------------------------

             The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1994.

                Name and Principal                                                  Other Annual        All Other
                        Position                    Year           Salary(1)        Compensation        Compensation
                ------------------------            ----           ------           ------------        ------------
                Lawrence Lefkowitz(2)               1994            $204,351        $8,710               $24,619(3)
                 (President and                     1993             193,351         8,141                22,862(4)
                   Chief Executive Officer)         1992             191,961         6,382                21,856(4)

                Alan L. Schaffer                    1994             136,750                              14,413(4)
                 (Vice President-Finance            1993             130,000                              13,839(4)
                   and Treasurer)                   1992             127,212                              13,277(4)

                Moshe Mor                           1994             120,377                              15,930(5)
                 (Vice President-Israel             1993             130,213                              12,981(5)
                   Operations)                      1992              92,763                              11,713(5)

          ---------------------

          (1) There were 26 pay periods in each of 1994 and 1993 and 27 pay periods in 1992.

          (2) Services of Mr. Lefkowitz are shared by Ampal and Hapoalim and Hapoalim reimburses Ampal $100,000 per year under an arrangement begun in August, 1990. Mr. Lefkowitz is employed pursuant to an employment agreement expiring September 12, 1997, renewable thereafter automatically for successive one-year terms unless one year's prior notice is given, providing for the payment of salary which shall not be less than the salary paid to him in 1992 and which salary is subject to annual review.

          (3) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,596; (ii) Ampal's Supplementary Executive Retirement Plan of $8,523 and (iii) Ampal's Savings Plan of $500.

          (4) Comprised of Ampal's contribution pursuant to Ampal's Savings Plan of $500 and the remainder pursuant to Ampal's Pension Plan, described below.

          (5) Comprised of Ampal (Israel)'s contribution to a pension plan on behalf of Mr. Mor.

          OPTIONS GRANTS IN 1994

             The following table sets forth information regarding the grant of stock options during 1994 under Ampal's 1993 Stock Option Plan (the "1993 Plan") to each of the executive officers named in the Summary Compensation Table:

                           INDIVIDUAL GRANTS
                           -----------------

                         Number of                                    Market                Potential Realizable Value
                         Shares of        % of Total                  Price                 at Assumed Annual Rates
                         Class A Stock    Options                     on the                of Stock Price Appreciation
                         Underlying       Granted to    Exercise      Date of                 for Stock Option Term
                         Options          Employees      Price        Grant      Expiration         (in $)(2)
Name                     Granted(1)       in 1994       ($/Share)     ($/Share)  Date          0%        5%       10%
----                 ----------------    ------------    ---------    ---------  ---------- ---------------------------
Lawrence Lefkowitz         16,000           15.3%        10.91         12.125   1/24/99      19,440    72,960   137,920

Moshe Mor                  15,150           14.4%        10.91         12.125   1/24/99      18,407    69,084   130,593

Alan L. Schaffer           13,000           12.4%        10.91         12.125   1/24/99      15,795    59,280   112,060

####
          (1) Generally, the 1993 Plan prohibits the exercise of these options prior to January 25, 1996. However, options granted to directors of Ampal who are not also employees of Ampal were exercisable immediately upon grant, which occurred on January 25, 1994, subject to shareholder approval which was obtained on September 22, 1994.

          (2) These presumed potential values are mathematically derived from certain prescribed rates of stock appreciation over the price of the stock on the date of grant of the option. The actual value of these option grants is dependent on the future performance of Ampal's Class A Stock. There is no assurance that the values reflected in this table will be achieved.

          FISCAL YEAR-END OPTION VALUES(1)

                                                       Number of
                                                       Securities
                                                       Underlying                       Value of Unexercised In-
                                                       Unexercised                      the-Money Options
                                                       Options at                       at Fiscal-Year End
                Name                              Fiscal Year-End                               ($)
                ----                     -------------------------------         ----------------------------------
                                                Exercisable  Unexercisable              Exercisable  Unexercisable
                                                -----------  -------------              -----------  -------------
                Lawrence Lefkowitz                    0          16,000                     0            0
                Moshe Mor                             0          15,150                     0            0
                Alan L. Schaffer                      0          13,000                     0            0

          (1) No options were exercised by any named executive officer during 1994.


          Other Compensation

             Directors of Ampal who are not employees of the Company or of its parent company received $250 prior to July 6, 1994 and receive $500 thereafter per board meeting attended. Such persons also receive the same amount for attendance at meetings of committees of the Board of Directors, provided that such committee meetings are held on separate days and a day other than the day of a regularly scheduled board meeting.

          Other Benefits

             Ampal maintains a money purchase pension plan for its eligible employees ("Pension Plan"). Eligible employees are all full-time employees of Ampal except non-resident aliens, night shift employees and employees represented by a collectively bargained unit. In 1990, the Pension Plan was amended so that Ampal's annual contribution was equal to 7% of each employee's compensation plus 5.4% of the employee's compensation in excess of the Social Security taxable wage base for that year. In 1994, the Pension Plan was amended so that Ampal's contribution is equal to 7% of each employee's compensation plus 5.7% of the compensation in excess of the Social Security taxable wage base for that year.


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

             Benefits under the Pension Plan are paid in a lump sum, in an annuity form or in installments.

             Ampal maintains a Savings Plan for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary.
          Participating employees may direct that a specific percentage of their annual compensation

          (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k) savings account in 1994 was limited under the Code to $9,240. For each plan year, Ampal matches 50% of each employee's contribution up to a maximum matching contribution of $500 for each participant. Participating employees are 100% vested at all times in the account balances maintained in their 401(k) savings account. Benefits under the Savings Plan are required to be paid in a single, lump-sum distribution. Payment is usually made after termination of employment.

               In 1994, Ampal established a Supplementary Executive Retirement Plan ("SERP") for its eligible employees. Ampal's obligation under the SERP is to pay to affected employees the amount that would have been paid to them by the Pension Plan but for the operation of Section 401(a)(17) of the Internal Revenue Code of 1986.

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

              COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            During 1994, members of the Executive Committee of the Board of Directors which functions as the compensation committee of the
          Company included: Mr. Arnon, then Chairman of the Board of the Company; Mr. Lefkowitz, President and Chief Executive Officer of the Company and Counsel to Hapoalim; Mr. Stanley I. Batkin; Mr. Yaacov Elinav, Senior Deputy Managing Director of Hapoalim; and Mr. Alexander Yuhjtman, then Executive Vice President,

          Regional   Manager,  Western   Hemisphere  of  Hapoalim.     For  a
          description of business transactions between the Company and Hapoalim, see "Certain Relationships and Related Transactions."


          ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP  AND
                      -------------------------------------------------------
                      MANAGEMENT
                      ----------

                         PRINCIPAL SHAREHOLDERS OF THE COMPANY

            The following tables set forth information as at March 22, 1995 as to the holders known to Ampal to beneficially own more than 5% of any class of voting securities of Ampal and, as to all directors and officers as a group, concerning the beneficial ownership of any class of equity securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6-1/2% Cumulative Convertible Preferred Stock (the "6-1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 22, 1995, there were issued and outstanding 20,859,860 shares of Class A Stock of the Company and 3,000,000 shares of Common Stock. In addition, there were issued and outstanding 1,109,182 non-voting shares of 6-1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 206,135 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

          Certain Beneficial Owners

                Name and Address                                         Amount and Nature           Percent
                of Beneficial Owner             Title of Class        of Beneficial Ownership        of Class(1)
                -------------------             --------------        -----------------------        --------
                Bank Hapoalim B.M.              Class A Stock             10,500,991 shs.(2)             49.4%(2)
                50 Rothschild Blvd.             Common Stock               3,000,000 shs.               100%
                Tel Aviv, Israel

          (1)     Based  upon number  of shares outstanding  as of  March 22,
                  1995

          (2) As reported by Bank Hapoalim B.M. on Form 4 - Statement of Changes in Beneficial Ownership filed with the Securities and Exchange Commission on or about March 5, 1992. Assumes conversion of 122,536 shares of 6-1/2% Preferred Stock and 3,350 shares of 4% Preferred Stock.

          Security Ownership Of Management

            The following table sets forth information as at March 22, 1995 as to each class of equity securities of Ampal, its parent or any of its subsidiaries beneficially owned by each director and officer of Ampal and by all directors and officers of Ampal as a group. The directors and officers of Ampal individually and as a group do not own in excess of 1% of any class of the equity securities of Ampal's parent or any of Ampal's subsidiaries. All ownerships are direct unless otherwise noted. The table does not include directors who do not own any such shares:

            Ampal-American Israel Corporation
            ---------------------------------

            CLASS A STOCK
            -------------
                              Amount and Nature
             Name         of Beneficial Ownership
             ----         -----------------------

            Michael Arnon                   7,500(1)
            Stanley I. Batkin              15,000(2)
            Harry B. Henshel                8,000(2)
            Irwin Hochberg                  3,000(3)
            Herbert Kronish                 1,000(4)
            Lawrence Lefkowitz             10,700(5)
            Michael K. Marks                1,500
            Moshe Mor                       1,000
            Eitan Raff                      5,000(2)
            Shlomo Recht                    2,000
            Leon Riebman                   29,600(2)
            Evelyn Sommer                   5,000(2)
                                          -------
          All Directors and Officers as a Group
                                           89,300(6)

          WARRANTS TO PURCHASE
             CLASS A STOCK
             -------------
                              Amount and Nature
             Name         of Beneficial Ownership
             ----         -----------------------

            Harry B. Henshel               14,000
            Michael K. Marks                  500
                                          -------
          All Directors and Officers
           as a Group                      14,500


          6-1/2% PREFERRED STOCK
          ----------------------
                              Amount and Nature
             Name         of Beneficial Ownership
             ----         -----------------------

            Lawrence Lefkowitz              7,225(7)
                                          -------
          All Directors and Officers as a Group
                                            7,225

          Bank Hapoalim B.M.
          ------------------

            ORDINARY SHARES
            ---------------
                              Amount and Nature
             Name         of Beneficial Ownership
             ----         -----------------------

            Arie Abend                    187,720
            Michael Arnon                  83,300
            Yaacov Elinav                 183,970
            Shimon Ravid                  190,610
            Shlomo Recht                  128,810
                                          -------
          All Directors and Officers
           as a Group                     774,410

          (1) Includes options to purchase 7,500 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

          (2) Includes options to purchase 5,000 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

          (3) Includes 1,000 shares held of record by Mr. Hochberg's wife.

          (4) Mr. Kronish and his wife share voting and investment power over the shares.

          (5) Includes 8,700 shares of Class A Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative.

          (6) Includes options to purchase 32,500 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

          (7) Includes 4,800 shares of 6-1/2% Preferred Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative.


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

               The  Company borrows  and receives deposits  from Hapoalim and its subsidiaries. During 1994 the largest amount of such indebtedness outstanding at any one time was $40,257,000. The amount of interest expense paid by the Company to Hapoalim was $3,314,000. Additionally, the Company makes loans to and maintains deposits with Hapoalim and its subsidiaries. The largest amount of such loans and deposits at any one time during 1994 was $104,241,000 and interest income thereon was $6,898,000. As of December 31, 1994, the amount of borrowings and deposits from Hapoalim and its subsidiaries was $20,550,000 and the amount of loans to and deposits with Hapoalim and its subsidiaries was $79,281,000. Ampal is the beneficiary of a $2 million committed line of credit from Hapoalim which expires in October 1995. Borrowings under this line of credit bear interest at a variable rate of interest equal to LIBOR plus 1/2%. Such loans and borrowings are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and, in the opinion of the management of the Company, do not involve more than normal risk of collectibility or present other unfavorable features. Hapoalim also guarantees loans secured by the Holding Companies which were made by them prior to their ceasing lending activity.

               In 1991, the Company agreed that its third lien on certain assets of Pri Ha'emek would rank behind the lien of Hapoalim on those assets.

               The  services  of  Mr.  Lefkowitz  are  shared  by  Ampal  and
          Hapoalim pursuant to an arrangement renewable semi-annually whereby Hapoalim reimburses Ampal for a portion of his compensation. In 1994, Hapoalim reimbursed Ampal $100,000 for the services of Mr. Lefkowitz under the arrangement.

               For additional information regarding real estate  transactions
          between   the  Company  and   Hapoalim,  see  "Item  2.  Property,"
          discussed above.

                                    PART IV
                                    -------

       ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                 ------------------------------------------------------
                 Form 8-K
                 --------
        (a) The following documents are filed as a part of this report:

                                                                        Page
                                                                      Reference*
                                                                      ----------
(1) Financial Statements and Supplementary Data

      Ampal-American Israel Corporation and Subsidiaries
         Report of Independent Public Accountants.................        40
         Consolidated Statements of Income for
            the years ended December 31, 1994, 1993 and 1992......        41
         Consolidated Balance Sheets as at
            December 31, 1994 and 1993............................        43
         Consolidated Statements of Cash Flows for the years
            ended December 31, 1994, 1993 and 1992................        44
         Consolidated Statements of Changes in Shareholders'
            Equity for the years ended December 31, 1994,
            1993 and 1992.........................................        46
         Notes to Consolidated Financial
            Statements............................................        47

  Supplementary Data:

         Selected quarterly financial data for the years
         ended December 31, 1994 and 1993..........................       61

(2) Financial Statement Schedules

         Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.

 (i)   Schedule of Representative Rates of Exchange
         between the U.S. dollar and Israeli shekel
         for three years ended December 31, 1994...................       77

                                                                        Page
                                                                      Reference*
                                                                      ----------
(ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

         Granite Hacarmel Investments Limited and Subsidiaries
         Report of Certified Public Accountants.......................     78
         Consolidated Balance Sheets as at
            December 31, 1994, and 1993...............................     79
         Consolidated Statements of Income for the years ended
            December 31, 1994, 1993 and 1992..........................     81
         Consolidated Statements of Shareholders'
            Equity for the years ended December 31, 1994,
            1993 and 1992.............................................     82
         Consolidated Statements of Cash Flows for the years
            ended December 31, 1994, 1993 and 1992....................     83
         Notes to Consolidated Financial Statements...................     86

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

         AM-HAL Ltd...................................................     127
         Ampal Enterprises Ltd........................................     128
         Ampal Financial Services Ltd.................................     129
         Ampal Holding (1991) Ltd.....................................     130
         Ampal (Israel) Ltd...........................................     131
         Ampal Industries (Israel) Ltd................................     133
         Ampal Properties Ltd.........................................     134
         Bank Hapoalim (Cayman) Ltd...................................     136
         Bay Heart Ltd................................................     138
         Bay Heart Ltd. (Special Purpose).............................     139
         Carmel Containers Systems Limited............................     140
         Carmel Containers Systems Limited (U.S. Dollars).............     142
         Country Club Kfar Saba Limited...............................     143
         Davidson-Atai Publishers Ltd. (Special Purpose)..............     145
         Hapoalim (Latin America) Casa Bancaria S.A...................     146
         Imagenet Ltd.................................................     148
         Mivnat Holdings Ltd..........................................     149
         Moriah Hotels Ltd............................................     150
         Ophir Holdings Ltd...........................................     151
         Orlite Engineering Company Ltd...............................     152
         Orlite Engineering Company Ltd. (U.S. Dollars)...............     153
         Paradise Mattresses (1992) Ltd. (U.S. Dollars)...............     154
         Pri Ha'emek (Canned and Frozen Food) 88 Ltd..................     156
         Red Sea Marineland Holding (1973) Ltd........................     157
         Red Sea Underwater Observatory Ltd...........................     158
         The Snow and Cool Palace (Limited Partnership)...............     159
         Teledata CommunicationLtd....................................     160
         Trinet Investment in High-Tech Ltd...........................     161
         Trinet Venture Capital Ltd...................................     162


             (3) List of Exhibits (separately bound)

             Exhibit 3 - Articles of Incorporation and By-Laws

                  3a. --Restated Certificate of Incorporation
                      dated December 23, 1982 (filed as Exhibit
                      3t to Registration Statement No. 2-81156 and incorporated herein by reference).

                                                                                Page
                                                                                Reference*
                                                                                ----------

                  3b. --Certificate of Amendment of the
                      Certificate of Incorporation dated March
                      17, 1983 (filed as Exhibit 3r to Form 10-K for the fiscal year ended December 31, 1982 and incorporated herein by reference. File
                      No. 0-538).
                  3c. --Certificate of Amendment of the
                      Certificate of Incorporation dated July 26,
                      1988 (filed as Exhibit 3c to Form 10-K for fiscal year ended December 31, 1988 and incorporated herein by reference. File No.
                      0-538).
                  3d.  --By-Laws of the registrant as amended
                      (filed as Exhibit 3d to Form 10-K for
                      fiscal year ended December 31, 1992 and
                      incorporated herein by reference File 0-538).

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

             Exhibit 10 -- Material contracts

                  10a. --Employment contract of Lawrence Lefkowitz,
                          dated July 26, 1993 (filed as Exhibit 10.2 to
                          Pre-Effective Amendment No. 1 to Registration
                          Statement No. 33-51023 and incorporated herein by reference).
                  10b. --Sublease Modification dated as of October 30, 1990
                          between Ampal-American Israel Corporation and
                          Bank Hapoalim B.M. (filed as Exhibit 10c to
                          Form 10-K for fiscal year ended December 31, 1990 and incorporated herein by reference.
                          File No. 0-538).
                  10c. --Legal Services Agreement dated as of August 1,
                          1990 between Bank Hapoalim B.M. and Ampal-
                          American Israel Corporation (filed as Exhibit 10i to Form 10-K for fiscal year ended December 31, 1990 and incorporated herein by reference. File No. 0-
                          538).
                  10d. --Underwriting Agreement between Ampal-American Israel
                          Corporation and Lehman
                          Brothers Inc., Oppenheimer & Co., Inc.
                          and Furman Selz Incorporated and Ampal-American
                          Israel Corporation
                          and Lehman Brothers International (Europe),
                          Oppenheimer & Co., Inc., Furman Selz Incorporated and Poalim Capital Markets and Investments Ltd.
                          dated January 24, 1994.  (filed as Exhibit 1.1 to
                          Pre-Effective Amendment No. 1 to Registration

                                                                                         Page
                                                                                         Reference*
                                                                                         ----------
                          Statement No.33-51023 and incorporated herein by
                          reference).
                  10e. --Warrant Agreement between Ampal-American Israel
                          Corporation
                          and Chemical Bank, dated as of February 1, 1994
                          (filed as Exhibit 10e to Form 10-K for the fiscal
                          year ended December 31, 1993 and incorporated
                          herein by reference.  File No. 0-538).
                  10f. --Agreement dated February 7, 1992 between
                          Inerta-Energies and Future Technologies Ltd., Yehuda
                          (Yuli) Offer, Offer Brothers
                          (Management) Ltd., Offer Shipping Ltd., Offer Ship
                          Holdings Ltd., L.I.N.  (Holdings) Ltd, I.I.Z. European
                          Enterprise B.V., Amnon Leon, Ampal Industries Inc.
                          and Yeshayahu Landau [Translation].
                          (filed as Exhibit 10.1 to Pre-Effective Amendment
                          No. 1 to Registration Statement No.33-51023 and
                          incorporated herein by reference).
                  10g. --Ampal-American Israel Corporation's 1993 Stock
                          Option Plan.  (filed as Exhibit 10.3 to Pre-Effective
                          Amendment No. 1 to Registration Statement No.33-51023
                          and incorporated herein by reference).
                  10h. --Amendment dated as of March 23, 1994 to Ampal-
                          American Israel Corporation's 1993 Stock Option Plan
                          (filed as Exhibit 10h to Form 10-K for the fiscal
                          year ended December 31, 1993 and incorporated
                          herein by reference.  File No. 0-538).
                  10i. --Agreement dated March 22, 1993 between the
                          Investment Company of Bank
                          Leumi, Ltd., and Ophir Holdings Ltd., Mercazim
                          Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings
                          Ltd.  (filed as Exhibit 10.4 to Pre-Effective
                          Amendment No. 1 to Registration Statement No.33-51023
                          and incorporated herein by reference).
                  10j. --Committed Line of Credit Agreement dated as of June
                          5, 1992 and amendments dated October 31, 1992 and
                          October 31, 1993.  (filed as Exhibit 10.5 to
                          Pre-Effective Amendment No. 1 to Registration
                          Statement No.33-51023 and incorporated
                          herein by reference).
                  10k. --Agreement dated January 18, 1994 between Ampal
                          Industries, Inc. and Inerta-Energies and Future
                          Technologies Ltd. [Translation].  (filed as Exhibit
                          10.6 to Pre-Effective Amendment No. 1 to
                          Registration Statement No.33-51023 and
                          incorporated herein by reference).
                  10l. --Agreement dated March 30, 1994 between Investment
                          Company of Bank Hapoalim Ltd., Ampal (Israel) Ltd.
                          and Ampal Industries, (Israel) Ltd. [Translation].
                                                                                          E-1

             Exhibit 11 -- Statement re Computation of earnings per
                            share..........................................               E-7


             Exhibit 12 -- Statements re Computation of
                            Ratios.. ......................................               E-8


             Exhibit 21 -- Subsidiaries of the Registrant..................               E-9

             Exhibit 23 -- Consent of Auditors.............................

                 AM-HAL Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-11
                 Ampal-American Israel Corporation . . . . . . . . . . . . . . . . . .    E-12
                 Ampal Enterprises Ltd . . . . . . . . . . . . . . . . . . . . . . . .    E-13
                 Ampal Financial Services Ltd. . . . . . . . . . . . . . . . . . . . .    E-14
                 Ampal Holding (1991) Ltd. . . . . . . . . . . . . . . . . . . . . . .    E-15
                 Ampal (Israel) Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .    E-16
                 Ampal Industries (Israel) Ltd.. . . . . . . . . . . . . . . . . . . .    E-17
                 Ampal Properties Ltd. . . . . . . . . . . . . . . . . . . . . . . . .    E-18
                 Bank Hapoalim (Cayman) Ltd.. . . . . . . . . . . . . . . . . . . . ..    E-19
                 Bay Heart Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-20
                 Carmel Containers System Limited . . . . . . . . . . . . . . . . . .     E-21
                 Country Club Kfar Saba Limited . . . . . . . . . . . . . . . . . . .     E-22
                 Davidson-Atai Publishers Ltd.  . . . . . . . . . . . . . . . . . . .     E-23
                 Granite Hacarmel Investments, Limited .  . . . . . . . . . . . . . .     E-24
                 Hapoalim (Latin America) Casa Bancaria S.A.  . . . . . . . . . . . .     E-25
                 Imagenet Ltd.  . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-26
                 Mivnat Holdings Ltd. . . . . . . . . . . . . . . . . . . . . . . . .     E-27
                 Moriah Hotels Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .     E-28
                 Ophir Holdings Ltd . . . . . . . . . . . . . . . . . . . . . . . . .     E-29
                 Orlite Engineering Company Ltd.  . . . . . . . . . . . . . . . . . .     E-30
                 Paradise Mattresses (1992) Ltd.  . . . . . . . . . . . . . . . . . .     E-31
                 Pri Ha'mek (Canned and Frozen Food) 88 Ltd.  . . . . . . . . . . . .     E-32
                 Red Sea Marineland Holding (1973) LTD. . . . . . . . . . . . . . . .     E-33
                 Red Sea Underwater Observatory Ltd.  . . . . . . . . . . . . . . . .     E-34
                 The Snow and Cool Palace (Limited Partnership) . . . . . . . . . . .     E-35
                 Teledata Communication Ltd.  . . . . . . . . . . . . . . . . . . . .     E-36
                 Trinet Investment in High-Tech Ltd.  . . . . . . . . . . . . . . . .     E-37
                 Trinet Venture Capital Ltd.  . . . . . . . . . . . . . . . . . . . .     E-38

             (3) List of Exhibits (seperately bound)

                  Exhibit 3 -  Articles of Incorporation and By-Laws

                     3a. -Restated Certificate of Incorporation dated December
                          23, 1982 (filed as Exhibit 3t to Registration
                          Statement No. 2-81156 and incorporated herein by reference).

             Exhibit 25 -- Powers of Attorney.............................                E-39


          (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the last quarter of the year ended December 31, 1994.

            * Page references preceded by the letter "E" refer to the separately bound volume of exhibits.

                                                    REPRESENTATIVE RATES OF EXCHANGE
                                           BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                                               FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                               -------------------------------------------




                 The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:


                                                       1994            1993            1992
                                                      --------------------------------------
                 March 31                             2.969           2.768           2.404

                 June 30                              3.033           2.805           2.444

                 September 30                         3.013           2.864           2.439

                 December 31                          3.018           2.986           2.764

Certified Public Accountants (Isr)
                     Tel Aviv 61006       Haifa 31001          Jerusalem 91001
                     33 Yavetz Street     5 Palyam Street      33 Jaffa Road
                     P.O.Box 609          P.O.Box 210          P.O.Box 212
                     Tel: (03) 517 4444   Tel: (04) 670 338    Tel: (02) 253 291
                     Telecopier:          Telecopier:          Telecopier:
                     (972) 3 517 4440     (972) 4  670 319     (972) 2 253 292
--------------------------------------------------------------------------------
SOMEKH CHAIKIN


Haifa, February 21, 1995



Independent Auditor's Report to the Shareholders of
Granite Hacarmel Investment Limited

We have audited the balance sheets of Granite Hacarmel Investment Limited and its subsidiaries ("the Company") as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For the purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.


We did not audit the financial statements of a consolidated subsidiary, whose statements reflect total assets and total revenues constituting 3.8% and 2.8% (1993 - 4.2% and 2.4%), respectively, of the related consolidated totals. These statements were audited by another auditor whose report has been furnished to us , and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditor.


In our opinion, based on our audit and the report of the other auditor, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.







A Member of the Price Waterhouse Worldwide Organization

The consolidated financial statements, stated in U.S. dollars in accordance with U.S. generally accepted accounting principles, are translated according to the principles prescribed by Statement of Financial Accounting Standards No.52 (F.A.S.B.52). Those statements are based on historical nominal amount and are included in Note 28 to the financial statements.


Without qualifying our opinion we would like to bring to attention Note 25 to the financial statements regarding judicial proceedings concerning the ruling by the controller of restrictive trade practices pertaining to a proposed law dealing with the shortening of the periods of exclusive agreements entered into by a subsidiary company and filing station operators, the legislation proposed by the Ministry of Energy dealing with the fuel market, and the law cancelling the minimal distance requirement between filing stations. At this time, it is not possible to estimate the effects of the legal proceedings and of the proposed legislation on the fuel market in general, and on the Company in particular.





CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                        Adjusted to the Index of December 1994


                                               N
                                               o      Adjusted NIS. (thousands)
                                               t      --------------------------
                                               e      December 31,  December 31,
                                               s      ------------  ------------
                                                          1994             1993
                                                          ----             ----
 Current assets
  Cash and cash equivalents                              6,063            6,267
  Marketable securities                        4         4,783           12,234
  Short-term bank deposit                               30,128               -
  Compulsory Government loan                   6.B.        619              692
  Accounts receivable and debit balances       4.A.    390,617          366,784
  Inventories                                  5       308,139          346,647
                                                    ----------      ----------
                                                       740,349          732,624
                                                    ----------      ----------

 Investment
  Unconsolidated subsidiaries and others       6.A.     64,737           81,114
  Long-term loans receivable                   7        15,484           14,167
  Compulsory Government loan                   6.B.        664            1,253
                                                    ----------      ----------
                                                        80,885           96,534
                                                    ----------      ----------

 Fixed assets
  Property, plant and equipment                8       900,306          823,823
  Less: Accumulated depreciation                       432,198          389,982
                                                    ----------      ----------
                                                       468,108          433,841
                                                    ----------      ----------

 Other assets and deferred charges, net        9        16,237           17,203
                                                    ----------      ----------





                                                    ----------       ----------
                                                     1,305,579        1,280,202
                                                    ==========       ==========

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                        Adjusted to the Index of December 1994

                                               N
                                               o      Adjusted NIS. (thousands)
                                               t      --------------------------
                                               e      December 31,  December 31,
                                               s      ------------  ------------
                                                          1994             1993
                                                          ----             ----
 Current liabilities
  Short-term bank credit                       10       160,527          98,499
  Suppliers                                    12A      128,572          82,293
  Loans from others                            11        15,724          11,680
  Accounts payable and
   credit balances                             12        61,396          77,165
  Dividend declared                            27        39,869          68,670
                                                     ----------      ----------
                                                        406,088         338,307
                                                     ----------      ----------
 Long-term liabilities
  Long-term loans, less current portion        13.A.      7,659           8,740
  Debentures convertible into
   shares of the company, less current portion 13.B.    233,425         290,382
  Debentures convertible into shares of
   a subsidiary, less current portion          13.C.      5,127           8,213
  Customers' deposits                          14        53,413          60,105
  Liabilities for post-retirement
   benefits, net                               15         8,162           5,511
  Deferred taxes, net                          16,23     10,061          15,569
  Capital notes issued by
   an affiliated company                                    285             326
                                                     ----------      ----------
                                                        318,132         388,846
                                                     ----------      ----------
 Minority  interest in
  consolidated subsidiaries                               7,461           6,231
                                                     ----------      ----------
 Collaterals, commitments and contingent
 liabilities                                   25,24

 Shareholders' equity
  Capital and capital reserves                 18,19    264,278         249,387
  Retained earnings                                     309,620         297,431
                                                     ----------      ----------
                                                        573,898         546,818
                                                     ----------      ----------
                                                      1,305,579       1,280,202
                                                     ==========      ==========

--------------------------------
J. Rosen - Chairman of the Board


--------------------------------
       M. Mor - Director


--------------------------------
 A. Shachar - Managing Director

Date: February 21, 1995.
The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                        Adjusted to the Index of December 1994

                                      N            Adjusted NIS. (thousands)
                                      o      -------------------------------------
                                      t             Year ended December 31,
                                      e      -------------------------------------
                                      s           1994          1993          1992
                                                  ----          ----          ----
 Sales                                       1,985,570     1,970,974     2,101,249
 Less: Government imposts                      756,544       705,466       721,765
                                             ---------     ---------     ---------
 Net sales                                   1,229,026     1,265,508     1,379,484
 Cost of sales                        20       953,783     1,004,533     1,121,841
                                             ---------     ---------     ---------

 Gross profit                                  275,243       260,975       257,643
                                             ---------     ---------     ---------

 Selling and marketing expenses                161,698       155,594       144,104
 General and administrative expenses  21        38,635        39,613        43,254
                                             ---------     ---------     ---------
                                               200,333       195,207       187,358
                                             ---------     ---------     ---------

Income from operations                          74,910        65,768        70,285
                                             ---------     ---------     ---------

Financing income (expenses), net      22        (9,224)        9,587        24,555
Other income, net                                5,516         2,913         2,429
                                             ---------     ---------     ---------
                                                (3,708)       12,500        26,984

Income before taxes on income                   71,202        78,268        97,269
Taxes on income                       23        21,083        28,637        39,378
                                             ---------     ---------     ---------

Income after taxes on income                    50,119        49,631        57,891
Company's share in income
 of affiliates, net                                683           994         2,355
Minority interest in income
 of consolidated subsidiaries                     (294)         (506)         (134)
                                             ---------     ---------     ---------

Net income                                      50,508        50,119        60,112
                                             =========     =========     =========

Earnings per ordinary share
 (in adjusted NIS.):

 Primary                                          0.41          0.41          0.51
                                               =======       =======       =======
 Fully diluted                                    0.18          0.26          0.41
                                               =======       =======       =======



The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Adjusted to the Index of December 1994

                                              Adjusted NIS. (thousands)
                                   ------------------------------------------------
                                   Capital  Premium    Capital   Retained
                                                       Reserves  Earnings     Total
                                   -------  -------    --------  --------    -------
Balance as at January 1, 1992       40,912       -         291    394,584    435,787

Changes in 1992:

Net income for the year                 -        -          -      60,112     60,112

Issuance of ordinary shares, net    27,572   81,736(*)      -          -     109,308

Issuance of stock dividend          96,951       -        (291)   (96,660)        -

Proceeds from exercise
 of stock options                        9       32         -          -          41

Dividend (**)                           -        -          -     (42,342)   (42,342)
                                   -------  -------   -------     -------    -------

Balance as at December 31, 1992    165,444   81,768         -     315,694    562,906

Changes in 1993:

Net income for the year                 -        -          -      50,119     50,119

Proceeds from exercise of
 stock options                         464    1,711         -          -       2,175

Erosion of proposed dividend            -        -          -         288        288

Dividend declared                       -        -          -     (68,670)   (68,670)
                                   -------  -------   -------     -------    -------

Balance as at December 31, 1993    165,908   83,479         -     297,431    546,818

Changes in 1994:

Net income for the year                 -        -          -      50,508     50,508

Conversion of
 debentures into shares              2,603   12,288         -          -      14,891

Erosion of dividend declared            -        -          -       1,550      1,550

Dividend declared                       -        -          -     (39,869)   (39,869)
                                   -------  -------   -------     -------    -------

Balance as at December 31, 1994    168,511   95,767         -     309,620    573,898
                                   =======   ======      =====    =======    =======


(*) Net of related issue expenses in the amount of NIS. 7,944 thousand. (**) Including proposed dividend in the amount of NIS. 22,919 thousand.

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW

                        Adjusted to the Index of December 1994

                                                      Adjusted NIS. (thousands)
                                                   -------------------------------
                                                       Year ended December 31,
                                                   -------------------------------
                                                      1994        1993        1992
                                                      ----        ----        ----
Cash flows from operating activities
Net income                                          50,508      50,119      60,112
Adjustments to reconcile net income
 to operating cash flows (A):                       79,404      10,957     (16,806)
                                                 ---------   ---------   ---------
Net cash provided by operating activities          129,912      61,076      43,306
                                                 ---------   ---------   ---------

Cash flows from investing activities
Acquisition of fixed assets (1)                    (83,298)    (67,202)    (36,592)
Investment grant received                              505         183         739
Proceeds from sale of fixed assets                   2,890       1,645       1,973
Dividend received from affiliates                       -          858          -
Investment in loan to an affiliated company        (10,881)         -           -
Long-term loans granted (2)                         (1,769)     (2,465)       (944)
Collection of long-term loans granted                5,531      10,013      12,787
Investment in other assets and deferred charges     (2,558)     (3,450)     (2,980)
Payment on account of investment in
 an affiliated company                                  -      (17,543)         -
Proceeds from redemption of compulsory
 government loan                                       650         657          -
Proceeds from (investments in)
 marketable securities, net                          6,223     (12,120)         -
Investment in short-term bank deposit              (30,000)         -           -
Investment in capital note
 of an affiliated company                           (6,283)         -           -
Repayment of part of an investment in an
 affiliated company                                    405          -           -
Investment in an affiliated company                    (84)         -           -
                                                 ---------   ---------   ---------
Net cash used for investing activities            (118,669)    (89,424)    (25,017)
                                                 ---------   ---------   ---------

                              C/F                   11,243     (28,348)     18,289
                                                 ---------   ---------   ---------

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                        Adjusted to the Index of December 1994

                                                      Adjusted NIS. (thousands)
                                                   -------------------------------
                                                       Year ended December 31,
                                                 ---------------------------------
                                                      1994        1993        1992
                                                      ----        ----        ----
                              B/F                   11,243     (28,348)     18,289
                                                 ---------   ---------   ---------
Cash flows from financing activities:
Dividend paid, net                                 (67,121)    (22,630)    (81,259)
Dividend paid to minority shareholders
 in a consolidated subsidiary                         (116)       (245)       (129)
Increase (decrease) in short-term
 credit from banks, net                             62,454     (21,267)    (10,669)
Decrease in short term loans from others, net       (4,330)     (5,799)   (221,721)
Long-term loans received (5)                           279          -          502
Long-term loans repaid (3)(4)                         (920)     (1,270)     (1,876)
Redemption of capital notes issued
 by a consolidated company                          (2,350)         -         (441)
Customers' deposits received                         1,646       2,381       2,786
Customers' deposits repaid                            (963)     (1,408)     (2,248)
Proceeds from issuance of debentures, net               -           -      200,935
Proceeds from issuance of ordinary shares, net          -           -      109,441
Exercise of options for
 shares of the Company                                  -        2,175          41
Exercise of options for
 shares of a subsidiary                                 -           -          122
Exercise of options for
 debentures of the Company, net                         -       63,881         110
Expenses regarding conversion
 of debentures into shares                             (26)         -           -
                                                 ---------   ---------   ---------
Net cash provided by (used for)
 financing activities                              (11,447)     15,818      (4,406)
                                                 ---------   ---------   ---------
(Decrease) Increase in cash and
 cash equivalents                                     (204)    (12,530)     13,883
Cash and cash equivalents
 at beginning of year                                6,267      18,797       4,914
                                                 ---------   ---------   ---------

Cash and cash equivalents at end of year             6,063       6,267      18,797
                                                 =========   =========   =========


The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                        Adjusted to the Index of December 1994

                                                      Adjusted NIS. (thousands)
                                                   -------------------------------
                                                       Year ended December 31,
                                                   -------------------------------
                                                      1994        1993        1992
                                                      ----        ----        ----
(A)
Adjustments to reconcile net
 income to operating cash flows:
Income and expenses not requiring
 cash flows -
Depreciation and amortization                        46,881     43,921      40,516
Amortization of deferred charges, net                 2,970      3,870*      3,022 *
Deferred taxes, net                                  (4,657)      (988)     (5,455)
(Decrease) Increase in accrued employee
 post-retirement benefits, net                        3,142       (690)        965
Minority interest in income of
 consolidated subsidiaries                              294        506         134
Company's share in undistributed
 loss (income) of affiliates, net                       855        297      (2,134)
Income from decrease in holding in a subsidiary
 pursuant to issuance of shares                        (517)        -          (33)
Capital gains                                          (997)      (169)       (369)
Erosion of investment in capital notes, net           1,006         81      (8,524)
Erosion of long-term loans,
 debentures and capital notes issued                (32,543)    (6,911)*    20,383 *
Erosion of loans granted                                (68)      (137)       (801)
Decrease (increase) in value of compulsory
 Government loan and securities                       1,240       (279)       (478)
Erosion of customers' deposits                       (7,375)   (14,586)     (2,457)
Decrease in investments in companies by
 dividend received                                    5,780         -           -
Erosion of short-term bank deposit                     (128)        -           -
Changes in assets and liabilities -
 Increase in accounts receivable
  and debit balances (2)(3)(4)                       (4,947)   (73,495)    (51,191)
 Decrease (Increase) in inventories                  38,508    117,799     (34,412)
 Increase (decrease) in suppliers,
  accounts payable and credit balances (5)           29,960    (58,262)     24,028
                                                  ---------  ---------   ---------
                                                     79,404     10,957     (16,806)
                                                  =========  =========   =========

*    Reclassified.
     Activities not requiring cash flow:
(1)  In December 1992, land was acquired from a customer of a subsidiary company for the amount of NIS. 2,964 thousand.  The payment was recorded against the customer's accounts receivable.
(2)  In 1994, current receivables from customers were converted into long-term loans in the amount of NIS. 2,487 thousand (1993 -  NIS. 3,408 thousand, 1992 - NIS.
     13,840 thousand). Also in 1992, a balance of a loan amounting to NIS. 366 thousands was written off.
(3)  In 1994, a loan received from an affiliated company in the amount of NIS. 646 thousand was set off against the debt of the company.
(4)  In 1993, a long-term loan received from a customer in the amount of NIS. 3,792 thousand was set off against the debt of the customer.
(5)  In 1993, a long-term loan received from an affiliated company in the amount of
     NIS. 5,150 thousands was recorded against the credit balance of the affiliated company.
(6)  In the first quarter of 1994, 11,473,515 debentures (series 2) were converted into 2,294,703 ordinary shares (Notes 13.b. and 18.a.).

                                        - 9 -

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES

     A.   General

          1. The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical New Israel Shekels. In accordance with Opinions issued by the Institute of Certified Public Accountants in Israel, the consolidated financial statements are stated in terms of December 1994 New Israel Shekels ("adjusted shekels") which reflect a uniform purchasing power. Such shekel statements are henceforth referred to as "adjusted statements".

               The comparative figures (including the monetary items) in the adjusted statements (balance sheets, statements of income, statements of changes in shareholders' equity, statements of cash flows) are also stated in terms of December 1994 adjusted shekels.

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


     B.   Basis of Adjustment - Consumer Price Index

          The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 1994, based on the Consumer Price Index published by the Central Bureau of Statistics ("Index"), on January 15, 1995 (see Note 2.G.1.)


     C.   Principles of Adjustment

          1.   Balance Sheet

               a. The non-monetary items (the balance sheet amounts which represent their historical value at the time of their acquisition or creation-see below) were adjusted for the changes in the Index since their acquisition or creation and until December 1994.

             The following items were treated as non-monetary items: property, plant and equipment and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products,(see Note 2.C.2) deferred charges and the related accumulated amortization, and shareholders' equity.

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

               e. Current taxes are composed of payments on account during the year in addition to amounts payable as of the balance sheet date (or net of refunds claimed as of the balance sheet date). The payments on account were adjusted based on the prevailing index on the date of each payment, while the amounts payable (or claimed as refund) are included without adjustment. Accordingly, the current taxes include the expenses arising from the erosion of the payments on account taxes from the date of payments to the balance sheet date.

                    Deferred taxes - see Note 2.J.

          3.   Comparative figures were adjusted to the December 1994 index.


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

     B.   Investments in subsidiary and affiliated companies

          1 The investments in subsidiaries and affiliated companies (including two companies in which the Company has a substantial influence) are reflected in the financial statements in accordance with their equity adjusted to the balance sheet date together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost which does not exceed equity as of the balance sheet date.

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

     C.   Valuation of inventories

          1.   Inventory of crude oil and refined products

               The overwhelming portion of the crude oil and refined product inventories of the wholly-owned subsidiary, Sonol, consists of Emergency inventories. The Emergency inventories are valued based on current value, which does not exceed market value in accordance with the lower of the changes in the exchange rate determined by the Fuel Authority ("Fuel Authority rate") or the dollar exchange rate. In all instances, the Emergency inventories valued at the Fuel Authority rate are guaranteed by the Government by way of setting Sonol's recovery price based on the Fuel Authority rate in accordance with the Commodities and Services Control Order (Arrangements in the Oil Economy - 1988).

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

     E.   Depreciation and Amortization

          Depreciation is computed on the straight line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives.

          The annual rates of depreciation are as follows:
                                                                        %
                                                                       ---

          Buildings (including temporary buildings)                   2- 6.5
          Machinery and equipment                                     5-15
          Vehicles                                                   15-20
          Computers                                                     20
          Furniture and office equipment (reflected in
           machinery and equipment)                                   6-10

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

               The index, the exchange rates and the rate of changes therein were as follows:

                                        December 31,           Changes in %
                                   ---------------------   ---------------------
                                   1994     1993    1992   1994     1993    1992
                                   ----     ----    ----   ---      ----    ----

               Index              289.8    253.2   227.6   14.5     11.2     9.4
               Exchange rate of
                the U.S. dollar   3.018    2.986   2.7884   1.1      7.1    21.3

          3. Income and expenses for items paid or linked to foreign currencies are included in the appropriate paragraphs of the statements of income based on the exchange rate in effect when such items were recorded.

          4. Exchange rate or linkage differences resulting from the adjustment of assets or liabilities in foreign currency or of assets and liabilities linked to the consumer price index are included in the nominal statements of income in the appropriate items at the time incurred.

     H.   Investments

          1.   Government loan
               The investment in a Government Loan is reflected at its present discouted value as calculated in accordance with directions specified in the opinions of the Institute of Certified Public Accountants in Israel. The change in the value of the Government loan is included in the statement of income.

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

     J.   Deferred taxes

          Deferred taxes are computed for the purpose of the adjusted financial statements in respect of those components which create the difference between results measured in the adjusted financial statements and the results measured for income tax purposes.
          The deferred taxes are calculated according to the liability method at tax rates that will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of preparation of the financial statements (See note 23.B.).

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

     2. The Provision for pension benefits in case of early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is generally up to the time when the employee reaches retirement age and is measured as a fixed percentage of the maximum amount due to the employee from the pension fund. The rate of capitalization for computing the provision is 4% per annum.

     3. In accordance with the labor agreements between subsidiaries and their employees, retiring employees (men at age 65 and women at age 60-65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 60 days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liabilities. The actuarial calculation is based, inter alia, on a capitalization rate of 3% and on an annual real increase of wages at the rate of 3%.

L.   Provision for linkage increments on customers' deposits

     The wholly-owned subsidiary, Supergas, is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit together with linkage increments from the date of the last approval to the date of payment. In periods subsequent in the last approval, Supergas provides for updating the amounts of the deposits on the basis of the expected next updating that it will request. Supergas provides for this liability on a discounted present value basis.

M.   Earning per share

     1.   Primary earnings

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

N.   Foreign currency futures transactions

     1. The results of futures transactions in the year 1993 for the purchase of foreign currency, meant to provide protection for the costs of imports against fluctuations in foreign currencies (Hedging transactions) are reflected on the statement of income at the time the import is recorded.

     2. Sonol entered into a "free dollar transaction" by which it acquired U.S. dollars in a bank bearing interest at changing rates, against an unlinked shekel loan, bearing interest at changing rates. The transaction may be closed at any time by netting the liability against the asset. The accumulated effect of the transaction is reflected on the statements of income.



NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM IN THE ENERGY SECTOR

A.   Sonol

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

     2. In June 1988, the oil marketing companies entered into a comprehensive agreement ("the Agreement") with the Ministries of Finance and Energy providing mainly as follows:

          a. The oil marketing companies accept the Reform Program for the Energy Sector ("the Reform"), as it is described in the Agreement and the cancellation of the Price Structure Agreement;

          b. Issuance, through a Government order, of a monthly price structure for refined products setting the maximum price to consumers and including an element of profit and a recovery of non-direct expenses, rates similar, in general, to those that would have been in existence had the Price Structure Agreement remained in force.

          The Reform, which was enacted as of August 8, 1988, is being implemented in stages, the timetable of which is as yet unknown. The first stage of the Reform allowed for the licensing of new oil and gas marketing companies, direct imports of refined products for self-consumption by large customers and the import of crude oil by the refineries. The refineries can sell refined products only to licensed oil marketing companies. The Reform also provided for two categories of crude oil and refined product inventories: Emergency and Commercial.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

     All costs and expenses related to the holding of Emergency inventories continue to be fully recoverable from the Government while the holding of Commercial inventories is at the risk of the oil marketing companies.

     The implementation of the first stage of the Reform caused increased competition and, as a result, had an impact on quantities sold and caused an increase in discounts granted and expanded customer credit.

3. In September 1991, the Government decided, inter alia, to reduce the Emergency inventory levels and to effect the transfer of ownership of the Emergency inventories of crude oil and refined products from the oil marketing companies to the Government. To date, the Emergency inventories have been reduced, but no timetable has been set for any transfer of ownership.

     It is the opinion of Sonol's management that implementation of the decision to transfer or to further reduce the Emergency inventories will not adversely affect Sonol's profitability.

4. Beginning in December 1992, Government price controls were lifted from fuel products sold outside public stations. As of July 14, 1993 Government retail price controls were lifted from some fuel products marketed by Sonol through public stations and as of October 26, 1993 Government wholesale price controls were lifted from the maximum price of all refined products marketed by Sonol through public stations.

5. Beginning November 1, 1993 the method for updating the basket of expenses used in setting and updating the maximum consumer prices of fuel products still subject to price controls was changed. The negative effect of this change was offset by increased sales volume of the products involved.


B.   Supergas

1. As of August 1, 1989 the Law of Arrangements in the State Economy (Amended Statutes) - 1989, entered into effect which provides inter-alia for the following:

     a.  Licensing of new gas marketing companies;

     b.  Direct sales of gas by the refineries to gas marketing companies;

     c. Allowing the cancellation of existing contracts between gas suppliers and individual customers, at the customers' election.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)


        The above changes ("the Gas Reform") resulted in increased competition, particularly in the more profitable bulk supply sector. Such competition manifested itself primarily through price discounting and increased customer credit. As of the balance sheet date, the Gas Reform has not materially affected Supergas' market share.

        Supergas' prices to gas customers are subject to government maximum price controls, except for bulk sales and sales to commercial customers.

   2. Supergas lodged a claim in the District Court for a declarative judgement against the Ministry of Energy and Infrastructure, the Fuel Authority, regarding certain amounts which partly relate to the period before the Gas Reform and partly thereafter.

        As a result of the ruling overturning a claim of another gas company by the Supreme Court, Supergas cancelled its claim regarding certain amounts relating to the period beginning after the commencement of the Gas Reform.

        An unsuccessful judgement in the said litigation will not result in any negative impact on the financial position of Supergas, as reflected in its financial statements.

        In January 1995, a declaration was signed between the Ministry of Energy and several gas companies, among them Supergas, establishing standards of service to their clients. Based on this declaration, the Ministry of Energy recommended that the Ministry of Finance rescind price controls in effect on the price of gas. Concurrently, the companies who are parties to the declaration have undertaken not to deviate, when setting their prices to the consumer, from an agreed upon formula for an as to yet undetermined transition period. As of the date of these financial statements price controls have not yet been rescinded.

NOTE 4 -  MARKETABLE SECURITIES

                                                           Adjusted NIS. (thousands)
                                                           -------------------------
                                                                   December 31,
                                                           -------------------------
                                                                 1994         1993
                                                                 ----         ----
          Debentures linked to the consumer price index         2,655        7,574
          Debentures linked to foreign currency                 1,016        1,375
          Shares, options and convertible debentures              957        2,441
          Others                                                  155          844
                                                               ------       ------
                                                                4,783       12,234
                                                               ======       ======

NOTE 4.A.- ACCOUNTS RECEIVABLE AND DEBIT BALANCES

                                                           Adjusted NIS. (thousands)
                                                           -------------------------
                                                                   December 31,
                                                           -------------------------
                                                                 1994         1993
                                                                 ----         ----
          Customers - open accounts (I)                       255,815      217,326
          Checks and notes receivable                          24,455       30,489
          Less - provision for doubtful receivables(*)         (5,261)      (7,599)
                                                              -------      -------
                                                              275,009      240,216
          Fuel Authority                                       45,697       90,453
          Government Institutions                                 620        1,733
          Income receivable                                     7,182        6,146
          Short-term loans granted and current
           portion of long-term loans granted                   5,827        9,240
          Employees                                               632          730
          Prepaid expenses                                      3,281        4,587
          Income tax receivable                                10,833           -
          Future tax benefits, net(**)                          3,135        3,986
          Current portion of capital notes                     25,966           -
          Others                                               12,435        9,693
                                                              -------      -------
                                                              390,617      366,784
                                                              =======      =======
          (I)  Including related and interested parties        33,531        8,672
                                                              =======      =======
          The largest balance of interested parties
           during the year                                     32,852        5,500
                                                              =======      =======

          (*)  See note 2.I.
          (**) See note 16.

NOTE 5 -  INVENTORIES

                                                           Adjusted NIS. (thousands)
                                                           -------------------------
                                                                   December 31,
                                                           -------------------------
                                                                 1994         1993
                                                                 ----         ----
          Crude oil and raw materials                         109,562      100,636
          Finished products                                   191,547      237,548
          Materials and supplies                                7,030        8,463
                                                              -------      -------
                                                              308,139      346,647
                                                              =======      =======

NOTE 6 -  INVESTMENTS

     A.   Investments in unconsolidated subsidiaries and others consist of:

                                              Adjusted NIS. (thousands)
                                 ---------------------------------------------------
                                   December 31, 1994           December 31, 1993
                                 -----------------------     -----------------------
                                 Shares   Loans    Total     Shares   Loans    Total
                                 -----    -----    -----     ------   -----    -----
          Unconsolidated
           subsidiaries, at cost    151      -       151       151        5      156

          Affiliated companies
           carried on equity
           basis (1)(4)          22,590   11,251  33,841     6,141       -     6,141

          Capital notes of           -
           interested parties (2)    -     9,098   9,098        -    36,153   36,153

          Capital note of an
           affiliated company
           and capital reserve
           less provision for
           its loss (3)              -     6,306   6,306        -        -        -

          Others, at cost (4)    15,341       -   15,341    38,664       -    38,664
                                 ------   ------  ------    ------   ------   ------
                                 38,082   26,655  64,737    44,956   36,158   81,114
                                 ======   ======  ======    ======   ======   ======

          (1) In 1994, dividends were received from affiliated companies amounting to NIS. 1,538 thousand (1993 - NIS. 2,149 thousand which include NIS. 858 thousand from previous years' income).

          (2) Capital notes reflected in the balance sheet are comprised as follows:

                                                           Adjusted NIS. (thousands)
                                                           -------------------------
                                                                   December 31,
                                                           -------------------------
                                                                 1994         1993
                                                                 ----         ----
               Face value (a)(c)                               36,066       41,277
               Present value discount (b)                       1,002        5,124
               Discounted value                                35,064       36,153
               Less - current portion included in
                accounts receivable and debit balances         25,966           -
                                                               ------       ------
                                                                9,098       36,153
                                                               ======       ======

               (a)  These notes at face value mature as follows:

                    January 10, 1995                           25,966
                    January 10, 1996                           10,100
                                                               ------
                                                               36,066
                                                               ======
               (b)  See Note 2.H.(3).

NOTE 6 -  INVESTMENTS

              (c) The capital notes are non-marketable, unlinked and bear no interest. NIS. 3,152 thousand of the capital notes (1993 - NIS.3,607 thousand) are guaranteed by interested parties (including former interested parties) and the balance is unsecured.

          (3) The capital note is unsecured, non marketable, linked to the consumer price index and bears no interest.

          (4) (a) In 1993 - includes NIS. 17,543 thousand relating to an investment, through a subsidiary company, in 50% of the shares of "Otzem Promotion and Investments (1991) Ltd." (hereafter "Otzem"). Otzem is the owner of a new shopping center "Kanor" in Or Yehuda and of 45.2% of the shares of "Moraz Profiles Ltd." a producer of P.V.C. profiles for the construction industry now in receivership. Furthermore, in 1994, a consolidated subsidiary provided a shareholders' loan in the amount of NIS. 10,885 thousand. The aforementioned shopping center was opened to the public in September 1993. In 1994, the investment is included in Affiliated companies carried on equity basis.

               (b) Loans to Otzem are linked to the index and bear interest at the rate of 5.5% per annum. The date of maturity is subject to the financial capability of Otzem.

     B.   Compulsory Government loan

          The compulsory Government loan is Hagalil Peace loan [Note 2.H.(1)].

          The nominal value of the Hagalil Peace loan is linked, at the Company's discretion, to 80% of the increase in the Index in addition to index linked interest of 1% per annum, or to the increase in the representative rate of exchange of the dollar, without interest. The loans are redeemable in four annual payments commencing in the year 1993.

NOTE 7 - LONG-TERM LOANS RECEIVABLES

     a.  Consist of:

                                                           Adjusted NIS. (thousands)
                                                           -------------------------
                                                                   December 31,
                                                           -------------------------
                                                              1994            1993
                                                              -----           ----
         Loans to customers                                 19,351          20,269
         Loans to employees                                    108             146
         Others                                                 62             683
                                                            ------          ------
                                                            19,521          21,098
         Less: current portion                               4,037           6,931
                                                            ------          ------
                                                            15,484          14,167
                                                            ======          ======
         The years of maturity of the loans:

         First year - current portion                        4,037           6,931
         Second year                                         3,861           3,882
         Third year                                          1,524             832
         Fourth year                                         1,085             793
         Fifth year and thereafter and
          without maturity date                              9,014           8,660
                                                            ------          ------
                                                            19,521          21,098
                                                            ======          ======

     b.   Linkage terms and interest rates:

                                              Adjusted NIS. (thousands)
                               ---------------------------------------------------
                               Unlinked        Linked to      Linked to      Total
                                                 index        foreign
                                                              currency
                               ------------   ------------    ------------   -----
          Interest rates:      0%    10-20%   0-4%   4-10%    0%      5-9%
                               --    ------   ----   -----    --      ----
          December 31, 1994
          Loans to:
           Customers           1,754  2,941  11,142    616    1,266   1,632  19,351
           Employees              -      -      108     -        -       -      108
           Others                 62     -       -      -        -       -       62
                               -----  -----  ------  -----    -----   -----  ------
                               1,816  2,941  11,250    616    1,266   1,632  19,521
                               =====  =====  ======  =====    =====   =====
          Less: current
                 portion                                                      4,037
                                                                             ------
                                                                             15,484
                                                                             ======
          December 31, 1993
          Loans to:
           Customers           1,206  3,072  10,222  2,373    2,307   1,089  20,269
           Employees              -      -      146     -        -       -      146
           Others                 -     620      63     -        -       -      683
                               -----  -----  ------  -----    -----   -----  ------
                               1,206  3,692  10,431  2,373    2,307   1,089  21,098
                               =====  =====   =====  =====    =====   =====
          Less: current
                 portion                                                      6,931
                                                                             ------
                                                                             14,167
                                                                             ======

                                        - 23 -

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT


     a.   Consist of:

                                              Adjusted NIS. (thousands)
                                  ----------------------------------------------
                                  Land       Machinery
                                  and        and
                                  Buildings  Equipment  Vehicles  Others   Total
                                  ---------  ---------  --------  ------   -----
          Cost
           Balance at beginning
            of year               295,214    459,862    33,053    35,694   823,823
           Additions               48,738     25,285     4,226     5,049    83,298
           Disposals                 (257)    (3,124)   (3,434)       -     (6,815)
                                  -------    -------    ------    ------   -------

           Balance at end of year 343,695    482,023    33,845    40,743   900,306(*)
                                  -------    -------    ------    ------   -------

          Accumulated
           depreciation
           Balance at beginning
            of year                83,811    262,519    21,806    21,846   389,982
           Depreciation charged     8,518     32,135     3,292     2,936    46,881
           Depreciation in
            respect of disposals       -      (1,709)   (2,956)       -     (4,665)
                                  -------    -------    ------    ------   -------

           Balance at end of year  92,329    292,945    22,142    24,782   432,198
                                  -------    -------    ------    ------   -------

           Depreciated balance as
            of December 31, 1994  251,366    189,078    11,703    15,961   468,108
                                  =======    =======    ======    ======   =======

           Depreciated balance as
            of December 31, 1993  211,403    197,343    11,247    13,848   433,841
                                  =======    =======    ======    ======   =======

          (*) Net of investment grants in the amount of NIS. 11,555 thousand.


     b.   Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 134,711 thousand, for various original periods of 49 - 98 years, ending in the years 1998 - 2072.
          Land and buildings at a cost of NIS. 124,732 thousand have not yet registered in the name of the Company or consolidated subsidiaries in the
          Land Registry Office.  The main reason for the lack of registration is that the land settlement and sub-division process has not yet been arranged.

     c.   Differences between the depreciated balance of property, plant and equipment in the adjusted financial statements and the future depreciable balance of those assets for tax purposes are treated partly as timing differences (for these differences a deferred tax  provision has been made)
          and partly as permanent differences.


          The amounts treated as permanent differences are as follows:


                                                    Adjusted NIS. (thousands)
                                                    -------------------------
          Balance as of January 1, 1993                      64,320
          Changes in the year 1993                           (4,960)
          Balance as of December 31, 1993                    59,360
          Changes in the year 1994                           (3,423)
                                                             ------

          Balance as of December 31, 1994                    55,937
                                                             ======

     d.   Land and buildings includes:

          1. NIS. 17,494 thousand, for the acquisition by a wholly-owned subsidiary of 50% of the rights of Magor Holdings Ltd. (hereafter "Magor") in land and buildings in a project under construction in Holon, known as "Lev-Magor Holon". A contract was also signed for cooperation and management of the project, pursuant to which "Magor" has undertaken that the income net of expenses from the project, which the wholly-owned subsidiary will receive for 10 years, will be not less than NIS. 787 thousand per year, linked to the Index.

          2. NIS. 30,893 thousand, on account of acquisition of 50% of the rights of the Cible Israel Investments (1992) Ltd. (hereafter "Cible") in land and buildings in a project under construction in the new industrial park of Rosh Haayin. The total cost of the purchase (through a wholly-owned subsidiary) of the project, when completed and title transferred, is approximately NIS. 39,800 thousand, adjusted to the December 1994 Index. The anticipated completion date of the project is in mid-1995. As of January 1995, two out of five planned buildings have been completed and have begun to be occupied. Cible has undertaken that the income, net of expenses, from the project which the wholly owned subsidiary will receive for seven years, will be not less than NIS. 1,624 thousand for the first year and NIS. 2,102 thousand for each of the following six years. The amounts are linked to the Index. The guaranteed income periods begin one month after the completion of each of the buildings.

          3. NIS. 1,480 thousand on account of acquisition of 17% of the rights in land in Tel Aviv for the construction of an office building and commercial area project, known as "Rubinstein Towers". The Company's share in the project (including construction costs) will amount to approximately NIS. 25,000 thousand and the expected completion date is late 1996.

     e.   Commitments and contingent liabilities - See note 24.

NOTE 9 - OTHER ASSETS AND DEFERRED CHARGES, NET

         Consist of:

                                                      Adjusted NIS. (thousands)
                                                      -------------------------
                                                      Balance to be amortized
                                                      -------------------------
                                                          as of  December 31,
                                                            1994         1993
                                                            ----         ----
          Other assets:

          Deferred rent (1)                                5,709        5,208
          Goodwill in consolidated
           subsidiaries (2)                                2,464        2,818
          Others                                           3,373        2,882
                                                          ------       ------
                                                          11,546       10,908

          Deferred charges:

          Expenses incurred in the issuance
           of debentures by the Company (3)                7,445        9,495
          Expenses incurred in the issuance
           of debentures by a consolidated
           subsidiary (3)                                    305          565
                                                          ------       ------
                                                          19,296       20,968
          Less: Deferred credit in a
                consolidated subsidiary (2)                3,059        3,765
                                                          ------       ------
                                                          16,237       17,203
                                                          ======       ======

     (1)  Includes leasehold rights not yet amortized in the amount of NIS. 2,610 thousand (1993 - NIS. 2,688 thousand).  The aforementioned leasehold rights are for periods ending during the years 2001 - 2044.

     (2)  For amortization see note 2.B.(2)

     (3)  For amortization see note 2.F.

NOTE 10 - SHORT-TERM BANK CREDIT

          Linkage terms and interest rates:

                                              Adjusted NIS. (thousands)
                                  ----------------------------------------------
                                                  December 31, 1994
                                  ----------------------------------------------
                                    Unlinked     linked      Linked to     Total
                                                  to         foreign
                                                 Index       currency
                                  ----------     -----       --------       ----
       Interest rates:            17.2-24.4%      2.5%       5.9-9.2%
                                  ----------     -----       --------
       Overdrafts                    1,230           -           -         1,230
       Short-term loans            158,723           -           -       158,723
       Current portion of
        long-term loans                 41          87          446          574
                                   -------         ---       ------      -------
                                   159,994          87          446      160,527
                                   =======         ===       ======      =======

                                            Adjusted NIS. (thousands)
                                  --------------------------------------------
                                                December 31, 1993
                                  --------------------------------------------
                                  Unlinked     linked      Linked to     Total
                                                to         foreign
                                               Index       currency
                                  --------     --------    ---------     -----
     Interest rates:              10-19.7%     0.5-2.5%    3-9.3%
                                  --------     --------    ---------

     Overdrafts                     2,201         -            -         2,201
     Short-term loans              69,658         -        25,640       95,298
     Current portion of
      long-term loans                  59        125          816        1,000
                                   ------        ---       ------        -----


                                   71,918        125       26,456       98,499
                                   ======        ===       ======       ======

NOTE 11 - LOANS FROM OTHERS

                           Adjusted NIS. (thousands)         Adjusted NIS. (thousands)
                     ------------------------------------    -------------------------
                               December 31, 1994                December 31, 1993
                     ------------------------------------    -------------------------
                     Unlinked  Linked    Linked to  Total    Unlinked Linked to  Total
                              to Index   foreign                       foreign
                                         currency                      currency
Interest rates:       16.6%     0.1%       0.1%                 0%        0%
                      ------    -----     -----   ------      -----     -----   ------
Short term
 liabilities           4,985      -          -     4,985      3,706(*)  7,974   11,680

Current portion
 of convertible
 debentures into
 share of a conso-
 lidated sub-
 sidiary (see note
 13.C.)                   -     1,710        -     1,710         -         -        -
Current portion of
 convertible
 debentures into
 shares of the
 Company (See
 Note 13.B.)              -        -      9,029    9,029         -         -        -
                      ------    -----     -----   ------      -----     -----   ------

                       4,985    1,710     9,029   15,724      3,706 *   7,974   11,680
                      ======    =====     =====   ======      =====     =====   ======

     (*)  1993 include NIS. 2,366 thousand capital notes to related parties.  The capital notes were not linked, bore no interest and were redeemable at any time.

NOTE 12 - ACCOUNTS PAYABLE AND CREDIT BALANCES

                                                   Adjusted NIS. (thousands)
                                                   --------------------------
                                                   December 31,  December 31,
                                                   ------------  ------------
                                                       1994           1993
                                                       ----           ----

   Liabilities to employees and
    other salary related liabilities                 14,242         17,463
   Institutions                                      33,246         24,177
   Accrued expenses                                   5,174          7,311
   Income tax payable                                    -          15,619
   Others                                             8,734         12,595
                                                    -------        -------

                                                     61,396         77,165
                                                    =======        =======


NOTE 12.A - LIABILITIES TO SUPPLIERS

          Include balances amounting to NIS. 2,764 thousand (1993 - 3,586 thousand) with related parties.


NOTE 13 - LONG-TERM LIABILITIES

     A.   Long-term loans

                                          Rate of    Adjusted NIS. (thousands)
                                                    --------------------------
                                         interest   December 31,  December 31,
                                                    ------------  ------------
                                            %           1994           1993
                                         --------       ----           ----

   U.S. Dollar loans from banks(*)        6-9.3          923          1,568
   Index linked loans from banks            2.5          124             -
    Customers' deposit - linked
    to index                                 -         2,594          2,609
   Customer's deposit - linked
    to foreign currency                     -            51             58
    Other loans - linked to index(**)        -         4,500          5,399
    Other loans - unlinked                 24.4           41            106
                                                       -----          -----
                                                       8,233          9,740
   Less: current portion                                 574          1,000
                                                       -----          -----

                                                       7,659          8,740
                                                       =====          =====

  Yearly installments:
                                                  Adjusted NIS. (thousands)
                                                  --------------------------
                                                  December 31,  December 31,
                                                  ------------  ------------

                                                      1994           1993

  First year - current portion                         574          1,000
  Second year                                          414            549
  Third year                                            90            363
  Fourth year                                           20             10
  Fifth year                                            -               -
  No due date                                        7,135          7,818
                                                     -----          -----
                                                     7,659          8,740
                                                     -----          -----

                                                     8,233          9,740
                                                     =====          =====

     (*) Fixed rate of interest for the whole period of the loan

     (**)Includes NIS. 4,500 (1993 - NIS. 5,150 thousand) from an affiliated company.

     Accrued interest is included in "Accounts payable and credit balances" in Current liabilities.


     B.   Convertible debentures into shares of the Company

                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                   December 31,  December 31,
                                                   ------------  ------------
                                                       1994           1993
                                                       ----           ----

   Debentures (Series 1)(*)                          72,233         81,964
   Debentures (series 2)(**)                        170,221        208,418
                                                    -------        -------

                                                    242,454        290,382
   Less - current portion                             9,029             -
                                                    -------        -------

                                                    233,425        290,382
                                                    =======        =======
                                        - 29 -

    Yearly installments:
                                                Adjusted NIS. (thousands)
                                      -----------------------------------------
                                      December 31, 1994      December 31, 1993
                                      -----------------      ------------------
                                      Series 1  Series 2     Series 1  Series 2
                                      --------  --------     --------  --------

    First year - current portion         9,029        -            -         -
                                        ------   -------       ------   -------
    Second year                          9,029    24,317       10,246    29,774
    Third year                           9,029    24,317       10,246    29,774
    Fourth year                          9,029    24,317       10,246    29,774
    Fifth year                           9,029    24,317       10,246    29,774
    Subsequent years                    27,088    72,953       40,980    89,322
                                        ------   -------       ------   -------

                                        63,204   170,221       81,964   208,418
                                        ------   -------       ------   -------

                                        72,233   170,221       81,964   208,418
                                        ======   =======       ======   =======

  (*) Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar. The debentures are payable in 8 equal yearly installments on November 30 in each of the years commencing in 1995 and ending in 2002. As of the balance sheet date, there were 54,999,912 outstanding debentures (Series 1).

  (**) Registered debentures (Series 2) NIS. 1.- par value each. Every NIS. 5 par value of debentures (Series 2) are convertible into an ordinary share of NIS. 1.- par value. The debentures (Series 2) bear interest at an annual rate of 2.5%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar. The debentures are payable in 7 equal yearly installments on November 30 in each of the years commencing in 1996 and ending in 2002. In 1994, 11,473,515 debentures (Series 2) were converted into shares. As of the balance sheet date, there were 141,174,433 outstanding debentures (Series 2).

       See also Note 18.A.

          Regarding collaterals see Note 24.

     C.   Convertible debentures into shares of a subsidiary
          --------------------------------------------------

                                                  Adjusted NIS. (thousands)
                                                  --------------------------
                                                  December 31,  December 31,
                                                  ------------  ------------
                                                      1994           1993
                                                      ----           ----

            Debentures (Series 1)                    6,837          8,213
            Less - current portion                   1,710             -
                                                     -----          -----

                                                     5,127          8,213
                                                     =====          =====
                                        - 30 -

          Yearly installments:
                                                     Adjusted NIS. (thousands)
                                                     December 31,  December 31,
                                                         1994           1993

          First year - current portion                  1,710             -
          Second year                                   1,709          2,053
          Third year                                    1,709          2,053
          Fourth year                                   1,709          2,053
          Fifth year                                       -           2,054

                                                        5,127          8,213

                                                        6,837          8,213
                                                        =====          =====

      Pursuant to a public offering prospectus in May 1990, the subsidiary company, Vulcan, issued 4,516,750 convertible debentures (Series 1) at par value. The debentures are linked to the Index for April 1990, and bear interest at an annual rate of 0.1%. From the date of issue until December 31, 1994 755,560 debentures have been converted into shares. As of the balance sheet date there were 3,761,190 outstanding debentures (Series 1).

      The debentures are payable in four equal yearly installments commencing in December 1995 and ending in December 1998 and are convertible at any time up to December 26, 1998 into Vulcan's ordinary shares of NIS. 1.- par value at a conversion rate of 200% (1 share for every NIS. 2.- par value of debentures converted, subject to adjustments). The conversion of the debentures into shares may dilute Sonol's holding in Vulcan to 70.8% (instead of 79.6% as on the balance sheet date).

      Regarding collaterals - see Note 24.

  D. All the aforementioned debentures are listed for trading on the Tel-Aviv Stock Exchange.

  E. The real financial income of all the above debentures is NIS.26,374 thousand, (1993 - real financial expenses NIS. 1,037 thousand).


NOTE 14 - CUSTOMERS' DEPOSITS

  a. Customers' deposits as of December 31, 1994 are computed based on the deposit amount approved by the Government decree of December 4, 1994.

  b. Customers' deposits held by Supergas include NIS. 37,395 thousand (1993 - NIS. 43,539 thousand) linkage increments accrued on those deposits
      (Note 2.L.).

NOTE 15 - LIABILITIES FOR POST-RETIREMENT BENEFITS, NET

                                                       Adjusted NIS. (thousands)
                                                      --------------------------
                                                      December 31,  December 31,
                                                      ------------  ------------
                                                             1994       1993
                                                             ----       ----

          Provision for severance pay, net                  4,559      3,586
          Less: deposits in approved funds (*)              1,199      1,276
                                                            -----      -----
                                                            3,360      2,310
          Provision for early retirement pension (**)       3,383      1,512
          Provision for redemption of unutilized
            sick leave                                      1,419      1,689
                                                            -----      -----

                                                            8,162      5,511
                                                            =====      =====

     (*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

     (**) Excluding NIS. 1,188 thousand (1993 - NIS. 697 thousand) current early retirement pension which is included in Accounts payable and credit balances.


NOTE 16 - DEFERRED TAXES

     a.   Consist of:
                                              Adjusted NIS. (thousands)
                                    --------------------------------------------
                                    Regarding current   Regarding non-
                                    Balance Sheet       current Balance
                                    items               Sheet items       Total
                                    -----------------   ---------------   -----
  Balance as of January 1, 1993          (3,690)           16,260        12,570
  Changes in 1993                          (296)             (691)         (987)
                                         ------            ------        ------

  Balance as of December 31, 1993        (3,986)           15,569        11,583
   Changes in 1994                          851            (5,508)       (4,657)
                                         ------            ------        ------

  Balance as of December 31, 1994        (3,135)           10,061         6,926
                                         ======            ======        ======

  b.   Presented in the balance sheet:
                                                 Adjusted NIS. (thousands)
                                                 --------------------------
                                                 December 31,  December 31,
                                                 ------------  ------------
                                                        1994          1993
                                                        ----          ----

 Deferred Taxes in long-term liabilities              10,061        15,569

 Future tax benefits in current assets                (3,135)       (3,986)
                                                      ------        ------

                                                       6,926        11,583
                                                      ======        ======
                                        - 32 -

NOTE 17 - LINKAGE OF MONETARY BALANCES

                              Adjusted NIS. (thousands)     Adjusted NIS. (thousands)
                            ----------------------------  ---------------------------
                                   December 31, 1994           December 31, 1993
                            ----------------------------  ---------------------------
                            Linked   Linked to  Unlinked  Linked  Linked to  Unlinked
                              to     foreign      (*)      to     foreign      (*)
                            index    currency             index   currency
                            -----    --------    -------- -----   --------    -------
Assets:

 Cash and cash equivalent       -      1,691     4,372       -       4,428      1,839
 Accounts receivable and
  debit balances            12,841    66,823   310,953     4,316    96,301    266,167
 Marketable securities       2,671     1,016     1,096     7,574     1,375      3,285
 Short-term bank deposit        -         -     30,128        -         -          -
 Compulsory Government
  loan                          -      1,283        -         -      1,945         -
 Investment in
  capital notes and loans   17,557        -      9,098        -         -      36,153
 Long-term loans granted    10,799     2,724     1,961     9,400     3,045      1,722
                            ------    ------   -------    ------   -------    -------

                            43,868    73,537   357,608    21,290   107,094    309,166
                            ======    ======   =======    ======   =======    =======

Liabilities:

 Loans from banks               -         -    159,953        -    25,640     71,859
 Loans from others              -         -      4,985        -     7,974      3,706
 Suppliers, accounts payable
  and dividend declared     13,923    103,985  111,929    19,409   66,664    142,055
 Long-term liabilities
 (including current
  portion) and debentures   14,054    243,429       41    16,221  292,008        106
 Customers' deposits(**)    53,413         -        -     60,105       -          -
 Capital notes                  -          -       285        -        -         326
                            ------    ------   -------    ------   -------    -------

                            81,390    347,414  277,193    95,735  392,286    218,052
                            ======    =======  =======   =======  =======    =======

(*)  Partly bearing interest.

(**) Against the Customers' deposit amounts, Supergas holds fixed assets on loan to its customers, which are adjusted to the Index in the financial statements.
     Regarding the linkage of Customers' deposits - see Note 14.

     Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 273,900 thousand, Sonol holds oil and refined products inventory amounting to NIS. 273,000 thousand, which is mainly emergency inventory valued according to the changes in the rate of exchange of the U.S. dollar as explained in note 2.C.1.

NOTE 18 - CAPITAL

   a.     Nominal values.

          Consists of:

                                        Authorized         Issued and Paid(*)
                                   --------------------   -------------------
                                     NIS. (thousands)      NIS. (thousands)
                                   --------------------   -------------------
                                       December 31,          December 31,
                                       1994       1993       1994      1993
                                       ----       ----       ----      ----
          225,000,000 Ordinary
          shares of NIS. 1.- each   225,000    225,000     122,674  120,380
                                    =======    =======     =======  =======

          (*)  122,674,456 ordinary shares (1993 - 120,379,753 ordinary shares).
               The share capital has been increased by conversion of debentures into shares. See Note 13.B.

  b.      Stock options (Series 2)

       In accordance with a public offering prospectus dated February 1992 and with a prior resolution of issuance to the Company's shareholders, the Company issued 39,984,124 stock options (Series 2). Each stock option entitles the holders to acquire an ordinary share of NIS. 1.- par value each in consideration for a payment of the exercise price of NIS. 4.80 (linked to the consumer price index of December 1991). The last day for exercising options (Series 2) is February 28, 1997.

       As of the balance sheet date 16 stock options have been exercised. The balance of stock options outstanding is 39,984,108 options.

   c. Earnings per ordinary share

     1. The net income used in computing earnings per NIS. 1.- par value of shares:

                                                   Adjusted NIS. (thousands)
                                                -----------------------------
                                                    Year ended December 31,
                                                -----------------------------
                                                 1994        1993        1992
                                                 ----        ----        ----
         The net income used in computing
          primary earnings per share            50,508      50,119      60,112
         Add (Deduct) - theoretical
          income (loss) deriving from:
         Exercise of options (series 1)            -           -        2,034
         Exercise of options (series 2)         1,169       1,840       9,180
         Exercise of options (series A)            -           -        3,953
         Exercise of debentures (series 1)     (5,321)      1,919          -
         Exercise of debentures (series 2)    (10,552)       (840)         -
                                               ------      ------      ------
         Net income used in computing
          diluted earnings per share           35,804      53,038      75,279
                                               ======      ======      ======

     2. The par value of shares used in computing earning per NIS. 1.- par value share:
                                                   Adjusted NIS. (thousands)
                                                ------------------------------
                                                    Year ended December 31,
                                                ------------------------------
                                                 1994        1993        1992
                                                 ----        ----        ----
         Share capital used in computing
          primary earnings per share          122,674     120,318     117,501
         Add - theoretical share capital
          that may derive from:
          Exercise of options (series 1)           -           -       17,494
          Exercise of options (series 2)       39,984      39,984      37,437
          Exercise of options (series A)           -           -       13,105
          Exercise of debentures (series 1)    10,000      10,000          -
          Exercise of debentures (series 2)    28,235      28,944          -
         The total share used in computing
          diluted earnings per share          200,893     199,246     185,537
                                              =======     =======    =======

     3. In 1992, in computing the diluted earnings per share the following were not included, because of their anti-dilutive effect:

         Debentures (series 1)
         Debentures (series 2)

     4. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a capitalization rate of 4% (12.93 - 3%, 12.92 - 2.5%) for securities linked to the index and 7% (12.93 - 3.5%, 12.92 - 4%) for securities linked to the exchange rate of the U.S. dollar.

NOTE 19 - CAPITAL RESERVES
                                                        NIS. (thousands)
                                                     ------------------------
                                                     Year ended December 31,
                                                     ------------------------
     Nominal values                                      1994            1993
                                                         ----            ----

     Share premium                                     71,564          60,668
     Share of the Company and a subsidiary
      in the revaluation reserve of an affiliate *        156             240
                                                       ------          ------

                                                       71,720          60,908
                                                       ======          ======
     *  See also Note 28.C.


NOTE 20 - COST OF SALES
                                                    Adjusted NIS. (thousands)
                                                -------------------------------
                                                     Year ended December 31,
                                                -------------------------------
                                                   1994        1993        1992
                                                   ----        ----        ----
     Material used:

      Crude oil and refined
       petroleum products                       832,574     815,971     898,051
      Raw materials and
       auxiliary materials                       37,257      48,829      46,425
      Finished luboil
       products purchased                         2,589       2,385       3,063
                                                -------     -------     -------

                                                872,420     867,185     947,539
                                                -------     -------     -------

     Labor and sub-contract work

      Labor (including
       related expenses)                          9,817      10,030      11,054
      Sub-contract work -
      (refining and terminal
       charges)                                  19,576      71,271      92,504
                                                -------     -------     -------

                                                 29,393      81,301     103,558
                                                -------     -------     -------

     Production costs                            40,035      47,742      56,660
                                                -------     -------     -------

     Depreciation                                 2,710       2,386       2,606
                                                -------     -------     -------

     Batteries                                    9,225       5,919      11,478
                                                -------     -------     -------

     Total cost of sales                        953,783   1,004,533   1,121,841
                                                =======   =========   =========
     Increase (decrease) in inventories         (38,508)   (117,799)     34,412
                                                =======   =========   =========

NOTE 21 - GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses include a decrease in the provision for doubtful receivables and bad debts amounting to NIS. 1,462 thousand (1993 - increase in the provision NIS. 2,636 thousand; 1992 - increase in the provision NIS. 3,350 thousand).


NOTE 22 - FINANCING INCOME, NET

     a. In the year 1993 includes income of NIS. 9,015 thousand resulting from the retroactive adjustment of a subsidiary company's liability prescribed by law in connection with customers' deposits. Furthermore, in 1993 an income of NIS. 4,949 thousand is included resulting from cancellation of provision for interest and linkage increments. The cancellation resulted from receipt of final tax assessments in respect of previous years.

     b. In the year 1992, income of NIS. 5,832 thousand was included resulting from a reduction in the discount rate on capital notes of related parties from 20% to 11%. (see Notes 2.H.(3) and 6).


NOTES 23 - TAXES ON INCOME

      a. The Company and its subsidiaries are taxed under the Income Tax Law (Inflationary Adjustments) - 1985, effective as of the tax year 1985, which introduced the measurement of results for income tax purposes in real terms. The various adjustments required by the above mentioned law are made in order to align taxation to a real income basis. Nevertheless, the adjustments of the nominal income according to the Income Tax Law are not always identical to the inflationary adjustments made in the financial statements in accordance with the opinion of the Institute of Certified Public Accountants in Israel. As a result, differences arise between the adjusted income in the statement of income and the adjusted income for income tax purposes.

          Regarding deferred taxes for these differences, see Note 2.J.

          Vulcan, having the status of an approved enterprise, is entitled to a reduced income tax rate in accordance with the the Law for the Encouragement of Capital Investments - 1959. A portion of the benefits terminated in 1992 (approximately 40%) and the remaining part will conclude in 1995. Up to the date of these financial statements, Vulcan complied with all the conditions required as a result of its approved enterprise status.

     b. The provision for taxes on income in the statements of income consists of:

                                                   Adjusted NIS. (thousands)
                                                   -------------------------
                                                    Year ended December 31,
                                                   -------------------------
                                                   1994      1993       1992
                                                   ----      ----       ----
        Current taxes including
         inflationary erosion of
         advance tax payments                    25,470    34,369     44,833
        Deferred taxes, net (*)                  (4,657)     (988)    (5,455)
                                                 -------   -------    ------
                                                 21,083    33,381     39,378
        Overprovisions pertaining
         to prior years, net                         -     (4,744)        -
                                                 -------   -------    ------

                                                 21,083    28,637     39,378
                                                 ======    ======     ======

  (*) Pursuant to the amendment of the Income Tax Law as of December 22, 1992 the rate of company tax decreased from 40%, by 1% per year commencing from 1993 and ending in 1996, to 36%.

       The effect of the decreased rate of the tax on the net deferred taxes included in the 1992 financial statements was a decrease in the taxes on income in the statements of income and an increase in the adjusted net income of NIS. 1,592 thousand.

   c.  Final tax assessments

       The Company, Supergas, Aloc, Sonapco, Sprint, Chem Ami and Sonol Yad Mordechai have received final tax assessments through tax year 1991. Sonol and Vulcan have received final tax assessments through the tax year 1990.

   d. Reconciliation between the theoretical tax on the reported income and the tax on income charged in the statements of income

                                                  Adjusted NIS. (thousands)
                                               -------------------------------
                                                   Year ended December 31,
                                               -------------------------------
                                                 1994        1993         1992
                                                 ----        ----         ----
        Taxes at statutory rate                   38%         39%          40%
                                                 ====        ====         ====
        The theoretical tax at the
         applicable tax rate                   27,059      30,524       38,907
        Erosion of advanced tax payments        2,170         983          927
        Differences in the definition of
         capital and assets for tax
         purposes and others, net              (8,146)      1,874        1,136
        Adjustment of deferred taxes due
         to changes in the tax rate                -           -        (1,592)
        Taxes for prior years                      -       (4,744)          -
                                               ------      ------       ------

                                               21,083      28,637       39,378
                                               ======      ======       ======

NOTE 24 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

  a.  Floating and fixed charges

                                    Adjusted NIS.
                                    (thousands)
                                   ------------------
                                   December 31, 1994      Collateralized by
                                   ------------------  ----------------------
      Short-term bank                                  Floating charges on
       credits                          1,230          current assets of the
                                                       main subsidiaries.

      Short-term Loans from banks                      Floating charges on
       and others                     158,723          current assets of Sonol.

      Accounts payable and credit                      Floating charges on
       balances (including accrued                     current assets of Sonol
       interest on short-term
       bank loans)                        157

      Long-term bank loans              1,088          Floating charge on
                                                       current assets of Sonol
                                                       and fixed charges on all
                                                       the assets of Vulcan and
                                                       fixed charges on part of
                                                       the fixed assets of
                                                       Milchen.

      Investment grant                  3,849          Floating charge on all
                                                       the assets of Vulcan.

      Convertible debentures of                        Senior floating charge
      a subsidiary                      6,837          equal in standing to all
                                                       other senior floating
                                                       charges on all the assets
                                                       of Vulcan.

      Convertible debentures                           Floating charge
       (Including interest)           243,014          subordinated to other
                                                       floating charges on all
                                                       the assets of the
                                                       Company.

  b.  Liabilities and contingencies

         1.   Indemnification and Insurance of senior officers

         A general meeting of the shareholders resolved to amend the Articles of Association of the Company in order to enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

    2.   Pending litigation

         a. Claims (mainly legal claims) arising in the normal course of business have been lodged against subsidiaries and affiliated companies. Regarding part of the said claims appropriate provisions have been made. In the opinion of the companies' managements, and based on the opinion of legal counsel, the provisions made are sufficient to cover the possible costs.

         b. A claim in the amount of approximately NIS. 4.6 million was lodged against Sonol. The plaintiffs are requesting, inter alia, the enforcement of an operating agreement of a station being operated by someone else, who, according to them, transferred to them, with Sonol's consent, the operation of the station. The district court rejected the claim and the plaintiffs appealed to the Supreme Court. A date for hearing has not yet been determined.

         c. A claim was submitted against Sonol by a customer owning land leased to Sonol on which a station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff and a monetary claim against Sonol in the amount of approximately NIS. 4.6 million. In the opinion of Sonol's legal counsel the claim's prospects (as far as the amount of the claim is concerned) are weak.

         d. Within the framework of arbitration proceedings between Sonol and one of its former agencies (which is owned and managed by a formerly related party to the Company), the agency submitted a claim in the amount of approximately NIS. 41 million, primarily on account of the loss of current and future earnings. The Company contends that this was done contrary to the arbitration agreement between the parties. Sonol applied to the District Court to cancel the arbitration agreement. In the opinion of Sonol's legal counsel, the plaintiff's prospects are negligible.

         e. As a result of arbitration proceedings between the Fuel Authority, against the Agents' organization and station owners, in which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's ruling has been confirmed by the district court. The Fuel Authority has, in turn, demanded that the fuel marketing companies pay for the depreciation (where applicable) to the station owners since it claims that the depreciation component was in the past recognized by the Fuel Authority within the framework of the price structure.

              In the opinion of Sonol's legal counsels, there is no basis for the Fuel Authority's demand.

         f. Two claims were lodged against an affiliated company and against its shareholders, which include Sonol. The total claims of approximately NIS. 41.5 million regard the sale of fuel products pursuant to restrictive trade practices (as the plaintiff claims) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a sound defense against the claim.

         g. On August 29, 1994, Vulcan received a purchase tax assessment in the amount of NIS. 1,988 thousand representing tax differences, linkage increments, interest and fines for the period of January 1990 through May 1994.
              On September 1, 1994, Vulcan submitted a protest against the aforesaid assessment referring to counsel's opinion, whereby Vulcan rejected all the points included in the assessment. As of the balance sheet date, no answer has been received from the Purchase Tax Authorities on the aforesaid protest. No provision has been made in the financial statements regarding the abovementioned assessment.

         h. On September 8, 1994, an agreement was signed Vulcan and its former distributor for submitting claims and arguments of Vulcan against the distributor in the amount of NIS. 18,906 thousand, and of the distributor against Vulcan in the amount of adjusted NIS. 5,182 thousand, to an agreed upon arbitrator, after payment of NIS. 2,582 thousand by the distributor to Vulcan settling part of the claims and mainly settling debts arising from battery supplies in the past. As of the balance sheet date, no arbitrator has been agreed upon. In the opinion of Vulcan's management, referring to counsel's opinion, the ruling of an arbitrator may oblige the distributor to make further payments to Vulcan. In the financial statements no provisions have been made regarding the claims of Vulcan against the distributor and of the distributor against Vulcan.

   C.   The consolidated subsidiary companies are committed as follows:
                                                       Adjusted NIS. (thousands)
                                                       -------------------------

        Future fixed assets expenditures                         47,320

        Rental leases and obligations in
         accordance with signed agreements with agencies
         for the use of their outlets for marketing
         of Sonol's products over various periods(*)             20,534

        Lease obligation for a computer
         and other equipment over
         periods of up to five years                                758

        (*)  The rental liability for each of the years
              following 1994 is as follows:
                 1995                                             2,435
                 1996                                             2,130
                 1997                                             1,302
                 1998                                             1,172
                 1999                                             1,153
                 2000 and thereafter                             12,342
                                                                 ------

                                                                 20,534
                                                                 ======

   D.   The consolidated subsidiaries have
         contingent liabilities in respect of:

        1.   Acquisition of crude oil or refined products -
              open letter of credits                             29,288

        2.   The subsidiary Supergas has given a guarantee
              in favor of a bank regarding a loan given by
              the bank to a partnership (in which Supergas
              is a partner)                                       1,244

        3.   Various guarantees                                   2,044

        4.   Guarantees given to Customs and Excise
             Department for payment of customs duty,
             purchase and other taxes that may be
             due to that Department by the Company,
             Sonol and a related Company                    Unlimited account

NOTE 25 - RULING BY THE CONTROLLER OF RESTRICTIVE TRADE PRACTICES, LEGISLATION AND PROPOSED LAWS FOR THE FUEL SECTOR

  A. An appeal filed by Sonol, together with the Paz and Delek fuel marketing companies, against the ruling by the Controller of Restrictive Trade Practices declaring that exclusive agreements entered into between the fuel marketing companies and filling station operators are restrictive trade agreements, is currently being heard by the District Court in Jerusalem.

  B. A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset.

  C. According to the best knowledge of the Company, a bill proposed by The Ministry of Energy dealing with the fuel market has been presented to the Ministerial Committee for Legislation dealing with new legislation.

  D. At the end of July 1994, the Knesset passed the Law of The Fuel Market (Promotion of Competition), 1994 which establishes that any provision included in the National Delineation Plan (TMA) 18, requiring minimal distance between filling stations, is cancelled.

       At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on the Company in particular.


NOTE 26 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

  a.   Benefits to interested parties and transactions with them.

       1.  Finance income and expenses from interested parties

                                                  Year ended December 31,
                                               ------------------------------
                                               1994         1993        1992
                                               ----         ----        ----
                                                     NIS. in Thousands
                                               ------------------------------
                                               Adjusted    Adjusted   Nominal
                                               --------    --------   -------

           Financing income                       411        318         536

           Financing expenses                     549         16       1,233

       - Transactions conducted in the normal course of the Company's consolidated business with banking groups and others having an indirect interest in the Company have not been separately disclosed.

       - In 1992, the Company paid commissions in the amount of NIS. 3,499 thousands to indirect interested parties for public offerings of shares, options and debentures.

NOTE 26 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

          2.   Benefits to interested parties
               ------------------------------

                                            Number       Year ended December 31,
                                                      --------------------------
                                              of      1994         1993     1992
                                            persons   Adjusted NIS. in Thousands

               (1)  Interested party
                    employed in the group       1     983         1,110      955

               (2)  Directors                   2      72           144      141

          3.   Transactions and commitments with interested and related parties

               a.  Transactions:
                                                         Year ended December 31,
                                                      1994         1993     1992
                                                      Adjusted NIS. in Thousands

               Income:
               Sales (*)                              58,205   45,963     20,720
               Management fee                            726      540        848
               (Amortization) / addition to
               capital notes, net                     (1,09       (81)     8,524

               Expenses:
               Management fee                             -         -      1,791
               Rent                                       -       572        547
               Participation in expenses                  82      121         69

               (*) All the sales to interested parties are made in the normal course of business and according to normal credit conditions.

               b.   Balances with interested and related parties

                    Balances with interested and related parties are detailed in the financial statements and the notes attached thereto.

               c.   Material volume of transactions

                    Sonol purchases most of the fuel products from Oil Refineries Ltd. which is obligated to supply its products to the fuel marketing companies at the refineries gate price, which is under Government control.


NOTE 27 - SUBSEQUENT EVENT

     A resolution was passed by the Board of Directors of the Company on January 16, 1995 authorizing the payment of an interim dividend in the amount of NIS. 39,869 thousand. The dividend is payable on February 21, 1995. The amount of the dividend payable was included in the Current liabilities of the Company as of December 31, 1994.

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


                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                      Translated to U.S. Dollars
                                                              December 31,
                                                         1994             1993

 Current assets:
  Cash and cash equivalents                             2,007            1,833
  Investments in securities                             1,595            3,590
  Short-term deposit                                    9,983               -
  Compulsory Government loans                             205              202
  Accounts receivable and debit balances              129,509          107,485
  Inventories                                         102,572          102,542
                                                      245,871          215,652

 Investments:
  Unconsolidated subsidiaries and others               18,106           20,482
  Long-term receivables                                 5,131            4,145
  Compulsory Government loans                             220              366
                                                       23,457           24,993

 Property, plant and equipment                        182,747          158,531
  Less: Accumulated depreciation                       77,132           67,783
                                                      105,615           90,748

 Other assets and deferred charges, net                 5,104            5,278

                                                      380,047          336,671
                                                      =======          =======

                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                      Translated to U.S. Dollars
                                                              December 31,
                                                          1994             1993

 Current liabilities:
  Short-term bank credits                               53,189           28,823
  Suppliers                                             42,602           24,080
  Loans from others                                      4,783            3,417
  Accounts payable and
   credit balances                                      20,698           22,629
                                                       121,272           78,949

 Long-term liabilities:
  Long-term loans, less current portion                  2,538            2,558
  Debentures convertible into shares
   of the company, less current portion (I)             74,530           80,994
  Debentures convertible into shares
   of a subsidiary, less current portion                 1,699            2,403
  Customers' deposits                                   17,698           17,587
  Liabilities for post-retirement benefits, net          2,705            1,613
  Deferred taxes, net (II)                               1,545            2,864
  Capital notes issued by an affiliated company             93               95
                                                       100,808          108,114
 Minority shareholders' interest
  in consolidated subsidiaries                           2,174            1,687

 Shareholders' equity:
  Capital                                               55,735           54,965
  Capital reserves (II)                                 36,006           32,371
  Retained earnings                                     64,052           60,585
                                                       155,793          147,921
                                                       380,047          336,671
                                                       =======          =======

                          CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands)


                                                   Translated to U.S. Dollars
                                                     Year ended December 31,
                                                  1994          1993       1992

Revenues:
 Sales                                         615,220       578,338    643,475
 Less: Government imposts                      234,058       207,119    221,100

 Net sales                                     381,162       371,219    422,375
 Other income, net                               3,572           872        762
                                               384,734       372,091    423,137
Costs and expenses:
 Cost of sales                                 294,435       293,536    337,653
 Selling, general and
  administrative expenses                       49,101        46,034     47,758
 Depreciation and amortization                  10,470         9,078      8,180
 Financing (income) expenses, net                  328        (3,604)     1,611
                                               354,334       345,044    395,202

Operating income before taxes on income         30,400        27,047     27,935
Taxes on income                                  6,558         8,591     10,626
Operating income after taxes on income          23,842        18,456     17,309
Company's share in income (loss)
 of affiliates, net                                (58)          355        510
Minority interest in income
 of consolidated subsidiaries                     (223)         (198)       (11)

                                                23,561        18,613     17,808
Cumulative effect of the change
 in accounting for taxes on income (III)            -          6,728         -

Net income                                      23,561        25,341     17,808
                                               =======       =======    =======

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (In thousands)


                                               Translated to U.S. Dollars
                                                              Retained
                                         Capital   Reserves   Earnings    Total

Blance as at January 1, 1992:             5,153      3,247    67,727     76,127

Changes in 1992:

Net income for the year                      -          -     17,808     17,808

Cancellation of deferred shares          (2,686)     2,686        -          -

Issuance of ordinary shares               8,505   * 31,865        -      40,370

Issuance of stock dividend               43,857     (5,933)  (37,924)        -

Exercise of stock options                     2          9        -          11

Dividend **                                  -          -    (12,367)   (12,367)

Balance as at December 31, 1992          54,831     31,874    35,244    121,949

Changes in 1993:

Net income for the year                      -          -     25,341     25,341

Exercise of stock options                   134        497        -         631

Balance as at December 31, 1993 (V)      54,965     32,371    60,585    147,921

Changes in 1994:

Net income for the year                      -          -     23,561     23,561

Proceeds from conversion of
 debentures into shares                     770      3,635        -       4,405

Dividend (V)                                 -          -    (20,094)   (20,094)

Balance as at December 31, 1994          55,735     36,006    64,052    155,793
                                         ======     ======    ======    =======

*  After deduction of relative issuance expenses
** Includes proposed dividend in the amount of $ 6,512 thousand.

    (I) During 1992, the company completed an initial public offering of shares, options and debentures, as well as a second public offering of debentures and options to purchase debentures.

          The proceeds of the public offerings have been allocated to the securities issued on the basis of their fair market prices at the beginning of trading on the stock exchange.  As a result, the debentures are carried at their discounted values as follows:

                                                            U.S. Dollars (thousands)
                                                                  December 31,
                                                              1994             1993

          Debentures (Series 1 and 2) - face value          80,336           84,970
          Discount (Series 1) (*)                            3,242            3,976

                                                            77,094           80,994
          Less current portion                               2,564               -

                                                            74,530           80,994
                                                            ======           ======

          (*)  The discount is being amortized over the remaining period until their maturity.


          See note 13.B.


  (II)    In the initial public offering in February 1992, the company issued stock options to employees.  The excess of the value of the options granted over the cost to the employees in the amount $ 1,296 (thousand) was charged to the statement of income and credited to capital reserves.  On this amount the company recorded deferred tax benefits in the amount of $ 548 (thousand)
          which is recognized for tax purposes when such options are transferred to the employees and income tax is paid thereon.  As of the balance sheet date, the balance of deferred tax benefits is $ 204 (thousand).

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

    (V)   As mentioned in Note 27 to the Financial Statements, the Board of Directors,
          subsequent to the balance sheet date, passed a resolution regarding the payment of an interim dividend.  The dividend of NIS. 39,869 thousand, while reflected in the Israel Shekel Financial Statements is not included in the translated dollar statements in accordance with Generally Accepted
          Accounting Principles. (Comparative figures have been reclassified accordingly).


                     LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES

                                                       Holding and Control
                                                       at balance sheet date
                                                                 %

Consolidated Subsidiaries

Sonol Israel Ltd.                                               100
Vulcan Batteries Ltd.                                            79.6
Sprint Motors Ltd.                                              100
Milchen Sonol Agency Ltd.                                        67
Allied Oils and Chemicals Ltd.                                  100
Sonol Yad Mordechai (1972) Ltd.                                  59
Chem Ami Ltd.                                                   100
Sonol J-M Ltd.                                                   70
Sonapco Bank Street Corporation                                 100
Supergas Israel Gas Distribution Company Ltd.                   100
Supergas Hanegev Ltd.                                            65
Supergas Rehovot 89 Ltd.                                         90
Supergas Heating (1984) Ltd.                                    100
Granite Hacarmel Holdings (1993) Ltd.                           100
Granite Hacarmel Properties (1993) Ltd.                         100
Granite Hacarmel O.Y. Holdings Ltd.                             100
Granite Hacarmel Development Holdings Ltd.                      100
Granite Hacarmel Development Ltd.                               100
Granite Hacarmel Industries Holdings Ltd.                       100
Granite Hacarmel Industries Ltd.                                100
Granite Hacarmel Y.A. Holdings Ltd.                             100

Affiliated Companies
Aviation Services Ltd.                                           22.5
Tanker Services Ltd.                                             25
United Petroleum Export Company Ltd.                             25
Otzem Promotion and Investments Ltd.                             50.01
Yarok Az Ltd.                                                    22.9
Lev Magor Management and Services Ltd.                           50


The above list does not include inactive and/or immaterial affiliated companies and other companies.

  Igal Brightman
   & Co.
  [Logo]         3 Daniel Frisch Street Telephone: 972 (3) 692-4111
  --------------
                 Tel Aviv 64731, ISRAEL Facsimile: 972 (3) 696-0130
                 P.O.B. 16593, Tel Aviv 61164


                 AUDITORS' REPORT TO THE SHAREHOLDERS
                            OF AM-HAL LTD.
                            --------------

       We have examined the balance sheets of AM-HAL LTD. as of December 31, 1994 and 1993, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed under the Auditor's Regulations (Auditor's Mode of Performance), 1973, and accordingly, we have applied such auditing procedures as we considered necessary in the circumstances.

       The statutory financial statement of the Company were prepared in accordance with generally accepted accounting principles ("GAAP") in Israel, and as explained in Note 2B, were accordingly presented in terms of new Israeli shekels ("NIS") with a constant purchasing power. The attached financial statements have been prepared at the request of a shareholder on the basis of United States GAAP. See Note 2E(2) for a discussion of the differences between Israel and U.S. GAAP as applicable to the Company's financial statements.

       In our opinion, the attached financial statements present fairly, in terms of constant NIS, the Company's financial position as of December 31, 1994, and 1993, and the results of its operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles in the United States.

       Pursuant to section 211 of the Companies Ordinance (New
  Version), 1983, we state that we have received all the information and explanations required by us and our opinion on the above financial statements is given according to the best of our knowledge and the explanations received by us and as shown by the books of the Company.

  /s/ Igal Brightman & Co.
  ------------------------
  IGAL BRIGHTMAN & CO.
  Certified Public Accountants
  Tel-Aviv, February 15, 1995.


-----------------
Deloitte Touche
Tohmatsu
International
-----------------

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

               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
               ---------------------------------------
                        AMPAL ENTERPRISES LTD.
                        ----------------------
                      SPECIAL PURPOSE STATEMENTS
                      --------------------------

       We have examined the Balance Sheet of Ampal Enterprises Ltd.
  as at December 31, 1994 and 1993, the Statement of Profit and Loss and the Statement of Changes in Shareholders' Equity for the two years ended on that date. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance,
  1973), and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israel currency, in accordance with rules prescribed by the Institute of Certified Public Accountants in Israel. Condensed nominal Israel currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 5.

       The data in the financial statements relating to the Company's share of the included Company's profits totaling
  N.I.S. 3,47? thousand, including N.I.S. 1,927 thousand for the financial year, are based on financial statements examined by other Certified Public Accountants.

       In our opinion, based on our examination and on the opinion of other Certified Public Accountants, as aforesaid, the abovementioned financial statements, present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994, the results of its operations and the changes in its shareholder's equity for the years ended on that date. Also, in our opinion, the financial statements based on nominal data (Note 5) present fairly, in nominal terms, the financial position of the Company as at December 31, 1994 and 1993, and the results of its operations and the changes in its shareholders' equity for the two years ended on that date, on the basis of the historical cost convention.

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

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state:

  (a) The above-mentioned generally accepted accounting principles were applied on a consistent basis.

  (b) The auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the United States.

                      /s/ Cohen, Eyal, Yehoshua  & Co.
                      --------------------------------
                      Cohen, Eyal, Yehoshua & Co.
                      Certified Public Accountants (Isr.)

  March 13, 1995

                          FAHN, KANNE & Co.
                 Certified Public Accountants (Isr.)

  5, DRUYANOV ST., TEL-AVIV 63143                        Number: 52
  P.O.B. 11535, TEL-AVIV 61114              Tel-Aviv, March 13, 1995
  TEL 03-294946, FAX 03-201386


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                    AMPAL FINANCIAL SERVICES LTD.
               ---------------------------------------

  We have examined the Balance Sheets of AMPAL FINANCIAL SERVICES LTD. as of December 31, 1994 and 1993 and the Statements of Income, Changes in Shareholders' Equity and the Statements of Cash Flows for the three years ended December 31, 1994, 1993 and 1992. We have also examined the data in nominal values in the Balance Sheets as of December 31, 1994 and 1993 and in the Statements of Income and the Statements of Cash Flows for the three years ended December 31, 1994, 1993 and 1992 (Note 12).
  Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The above financial statements were prepared on the basis of the historical cost convention adjusted for changes in the general purchasing power of the Israeli Shekel according to Opinions issued by the Institute of Certified Public Accountants in Israel.

  In our opinion, the above financial statements present fairly in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years ended December 1994, 1993 and 1992. Also, in our opinion, the financial statements based on nominal data (Note 12) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years ended December 31, 1994, 1993 and 1992, on the basis of the historical cost convention.

  We also state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

  Pursuant to the United States Securities and Exchange Commission requirements, we state:-

  a) The abovementioned generally accepted accounting principles were applied on a consistent basis.

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




      Member firm of Grant Thornton International

                           SHLOMO ZIV & C0.
                 Certified Public Accountants (Isr.)

  Tel-Aviv 61500 Gibor House
  6 Kaufman St. P.O.B. 50322
  Tel. 03-5179611 Fax 03-5179418

  Haifa 31018 2 Hanamal St. P.O.B. 1886
  Tel. 04-675025-6 Fax 04-679461

               Report of Independent Public Accountants
               ----------------------------------------

  To the Shareholders of Ampal Holdings (1991) Ltd.

  We have audited the accompanying balance sheet of Ampal Holdings
  (1991) Ltd. (an Israeli corporation) as of December 31, 1994 and 1993, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, translated into U.S. Dollars. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal Holdings (1991) Ltd., as of December 31, 1994 and 1993, and the results of its operations, changes in its shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                               /s/ Shlomo Ziv & Co.
                                               --------------------
                                                   Shlomo Ziv & Co.
                                Certified Public Accountants (Isr.)


March 13, 1995

  [LOGO]    HAFT & HAFT & CO.
            ------------------
            INCL. STRAUSS, LAZAR & CO.

                                Certified Public Accountants (Isr.)


               AUDITORS' REPORT TO THE SHAREHOLDER OF
                          AMPAL (ISRAEL) LTD.
                --------------------------------------
                      SPECIAL PURPOSE STATEMENTS
                      --------------------------


       We have examined the Consolidated Balance Sheet of Ampal
  (Israel) Ltd. and its subsidiaries as at December 31, 1994 and 1993, the Consolidated Statement of Profit and Loss, the Statement of Changes in Shareholders' Equity and the consolidated statement of Cash Flows for each of the three years ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
  (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

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

       The financial statements of consolidated subsidiaries whose assets constitutes 6% (1993: 5%) of the total assets included in the consolidated balance sheet, and whose income constitute 1% (1993: 4%) of the total income in the Statement of Profit and Loss were examined by other auditors. Also, the financial statements of included companies which were presented at their book equity, were examined by other auditors.

       In our opinion, based on our examination and on the reports of other auditors as aforesaid, the above financial statements present fairly, in the conformity with generally accepted accounting principles, the financial position of the Company and its consolidated subsidiaries as at December 31, 1994 and 1992, the results of their operations, and the changes in shareholders' equity and their cash flows for each of the three years ended on that date. Also in our opinion, the unconsolidated financial statements based on nominal data (Note 24) present fairly, in nominal terms, the unconsolidated financial position of the Company as at December 31, 1994 and 1993, and the unconsolidated results of its operations, changes in the shareholders' equity, and cash flows, for each of the three years ended December 31, 1994, on the basis of the historical cost convention.

       We also state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


       Pursuant to the United States Securities and Exchange
  Commission requirements, we state:

  (a) The above-mentioned generally accepted accounting principles were applied on a consistent basis.
  (b) The auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the United States.

                                     /s/ H.H.S.L. Haft & Haft & Co.
                                     ------------------------------
                                         H.H.S.L. Haft & Haft & Co.
                                Certified Public Accountants (Isr.)

  March 22, 1995


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

                                                        Number: 480
                                           Tel-Aviv, March 13, 1995


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                   AMPAL INDUSTRIES (ISRAEL) LTD.
               ---------------------------------------


  We have examined the Balance Sheets of AMPAL INDUSTRIES (ISRAEL)
  LTD. as of December 31, 1994 and 1993 and the Statements of Income, Changes in Shareholders' Equity and the Statements of
  Cash Flows for the three years ended December 31, 1994, 1993 and 1992. We have also examined the data in nominal values in the Balance
  Sheets as of December 31, 1994 and 1993 and in the Statements of Income and the Statements of Cash Flows for the three years ended December 31, 1994, 1993 and 1992 (Note 15). Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
  (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

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

  In our opinion, relying on our
  examination and the opinions of other auditors as mentioned above, the above financial statements present fairly in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended. Also, in our opinion, the financial statements based on nominal data (Note 15) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years ended December 31, 1994, 1993 and 1992, on the basis of the historical cost convention.

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

  Pursuant to the United States Securities and Exchange Commission requirements, we state:-

  a) The abovementioned generally accepted accounting principles were applied on a consistent basis.

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




Member firm of Grant Thornton International

                     COHEN, EYAL, YEHOSHUA & CO.
                  Certified Public Accountants(Isr.)

  51 Weizmann St., PO BOX 21592           COHEN ELIAHU C.P.A.(ISR.)
  TEL AVIV 61214, ISRAEL 61214            EYAL ITAMAR C.P.A. (ISR.)
  TEL 03-6952210, FAX 03-6953517      YEHOSHUA NISSIM C.P.A. (ISR.)


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
               ---------------------------------------
                        AMPAL PROPERTIES LTD.
                        ---------------------
                      SPECIAL PURPOSE STATEMENTS
                      --------------------------


       We have examined the Balance Sheet of Ampal Properties Ltd.
  as at December 31, 1994 and 1993, the Statement of Profit and Loss, the Statement of Changes in Shareholders' Equity and the Statement of Cashflows for the two years ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
  (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

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

  A. The above financial statements do not include consolidated financial statements of the Company with those of its subsidiary as required by the Opinions of the Institute of Certified Public Accountants in Israel.

  B. The data in the financial statements relating to the investment in the unconsolidated subsidiary and to the Company's share in its profits, amounting to N.I.S. 393 thousand, are based on financial statements examined by other Certified Public Accountants.

       In our opinion, based on our examination and on the opinion of other Certified Public Accountants, as aforesaid in Paragraph B, the abovementioned financial statements, except for the non-inclusion of consolidated financial statements as aforesaid in Paragraph A, present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in its shareholder's equity and its cash flows for the two years ended December 31, 1994. Also, in our opinion, the financial statements based on the nominal data (Note 7) present fairly, in nominal terms, the financial position of the Company as at December 31, 1994 and 1993, and the results of its operations, the changes in its shareholders' equity and its cash flows for the two years ended December 31, 1994, on the basis of the historical cost convention.

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

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state:

  (a) The above-mentioned generally accepted accounting principles were applied on a consistent basis.
  (b) The auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the United States.

                      /s/ Cohen, Eyal, Yehoshua  & Co.
                      --------------------------------
                      Cohen, Eyal, Yehoshua  & Co.
                      Certified Public Accountants (Isr.)

  March 22, 1995

  S A MORRIS                                   MORRIS BRANKIN & CO.
  W J MATTHEW                                 CHARTERED ACCOUNTANTS
  D R COTTINGHAM
                                                      P.O. BOX 1044
                                                 West Wind Building
                                                       Grand Cayman
                                                British West Indies

                                          Telephone: (809 94) 98588
                                           Facsimile (809 94) 97325
                                               Telex: 4248 MIDSL CP


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


  To the Shareholders of
  BANK HAPOALIM (CAYMAN) LTD

  We have audited the accompanying balance sheets of Bank Hapoalim
  (Cayman) Ltd. (a subsidiary of Bank Hapoalim B.M.) as at December
  31, 1994 and 1993, and the related statements of income, changes in shareholders' equity and cash flows, for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Banks' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hapoalim (Latin America)
  Casa Bancaria S.A., a 50% owned investee (1993: wholly owned subsidiary) whose net investment and net loss constitute $1,605,408 (1993: $3,142,765) and loss of $(90,338) (1993: $(320,922); 1992: $(111,070)) of the
  respective total assets and revenues. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the investee, is based solely upon the reports of the other auditors.

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

  In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bank Hapoalim (Cayman) Ltd. as at December 31, 1994 and 1993, and its results of operations, changes in shareholders equity and its cash flows for the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                           /s/ Morris Brankin & Co.
                                           ------------------------
                                              Morris Brankin & Co.

  January 25, 1995
  (Except for note 9b,
  for which the date is
  March 7, 1995)

  TEL. (4) 532291     FAX (4) 515873   RONEL STETTNER & CO.
  35 HAMEGINIM AVE.   P.O.B. 466       CERTIFIED PUBLIC ACCOUNTANTS
                      HAIFA 31033      ISRAEL


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                        BAY HEART LIMITED
               ---------------------------------------


  We have examined the accompanying consolidated balance sheets of Bay Heart Limited (hereafter: the Company) and its subsidiary, as of December 31, 1994 and 1993, and the related consolidated statements of income, statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The consolidated financial statements were drawn up in accordance with accounting principles generally accepted in Israel and, as explained in note 2, were accordingly presented in constant New Israel Shekels. Nominal financial statements of the Company are presented in note 26.

  In our opinion, the above financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years ended December 31, 1994, in conformity with accounting principles generally accepted in Israel. As information to Ampal Industries, Inc., a shareholder in the Company, we also state that, in terms of constant shekels, the aforesaid accounting principles are similar in all material respects to accounting principles generally accepted in the United States.

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

  Haifa, February 14, 1995

  TEL. (4) 532291     FAX (4) 515873   RONEL STETTNER & CO.
  35 HAMEGINIM AVE.   P.O.B. 466       CERTIFIED PUBLIC ACCOUNTANTS
                      HAIFA 31033      ISRAEL


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     TO THE BOARD OF DIRECTORS OF
                          BAY HEART LIMITED
          on Consolidated Special-Purpose Financial Statements
          ----------------------------------------------------



  We have audited the accompanying special-purpose balance sheet of Bay Heart Limited (hereafter: the Company) and its subsidiary as of December 31, 1994 and the related consolidated special-purpose statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  The primary consolidated financial statements of the Company and its subsidiary audited by us were drawn up in accordance with accounting principles generally accepted in Israel and in accordance with the Israel Securities Regulations (Preparation of Financial Statements), 1993. The primary financial statements were accordingly presented in terms of constant New Israel Shekels. As information to Ampal Industries, Inc. (hereafter: Ampal), a shareholder of the Company, we state that, in terms of constant Shekels, the aforesaid Israel accounting principles, are similar in all material respects to accounting principles generally accepted in the United States.

  The accompanying special-purpose financial statements have been prepared for the purpose of complying with the guidelines submitted to us by Ampal and described in note 2.

  In our opinion, the accompanying consolidated special-purpose financial statements present fairly in all material respects, the primary financial statements as adjusted to comply with the aforesaid guidelines of Ampal. We do not express an opinion on the said guidelines. Our opinion on the primary financial statements of the Company was given on February 14, 1994.

  Also, in our opinion, the translated amounts in the accompanying financial statements translated into U.S. dollars, have been computed on the basis set forth in Note 2 to these financial statements.

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

                                          /s/ RONEL, STETTNER & CO.
                                          -------------------------
                                              RONEL, STETTNER & CO.
                                       Certified Public Accountants
                                                           (Israel)

  Haifa, February 15, 1995

  KOST LEVARY & FORER
  A MEMBER OF
  ERNST & YOUNG INTERNATIONAL


                   REPORT OF INDEPENDENT AUDITORS

                       To the Shareholders of

                   CARMEL CONTAINER SYSTEMS LIMITED

            We have audited the accompanying consolidated balance sheets of Carmel Container Systems Limited (hereinafter - "the Company") and its consolidated subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of consolidated subsidiaries, the assets of which at December 31, 1993 and 1994 constitute approximately 24% and 26%, respectively, of total assets included in the consolidated balance sheet and the revenues of which for the years ended December 31, 1992, 1993 and 1994 constitute approximately 29%, 30% and 30%, respectively, of total revenues included in the consolidated statement of income. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely upon the reports of the other auditors.

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

  KOST LEVARY & FORER
  A MEMBER OF
  ERNST & YOUNG INTERNATIONAL


       The aforementioned consolidated financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price index, in accordance with statements No. 36 and 50 of the Institute of Certified Public Accountants in Israel.

       In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1993 and 1994 and the related consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles in Israel and in the United States, (as applicable to these financial statements such principles are in all material respects identical considering the adjusted Israeli currency date, as described in the preceding paragraph, to be the historical costs, except for the classification of discount on debentures, see Note 23).


                           KOST, LEVARY and FORER
                           Certified Public Accountants (Israel)

  Tel-Aviv, Israel
  March 7, 1995

                                                               KOST
                                                             LEVARY
                                                                and
                                                              FORER
                            A Member of Ernst & Young International

  Messrs. Ampal Ltd.

  Gentlemen,

        Re: Financial statements  of Carmel Container Systems
       (hereafter - "the Company") remeasured into U.S. dollars
       --------------------------------------------------------


       As you know, the Company publishes for the public in Israel and in the United States financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel.

       The annual financial statements of the Company for the years
  1992, 1993 and 1994, which were audited by us, and on which we expressed our opinion on March 7, 1995, have been provided to you.

       At your request we have translated into U.S. dollars, according to the principles determined in SFAS 52, the consolidated balance sheets at December 31, 1993 and 1994, and the consolidated income statement figures for each of the three years in the period ended December 31, 1994.

       In our opinion, based upon our audit and the reports of the other auditors, the nominal consolidated financial statements, apart from the absence of the data regarding the effects of inflation in Israel on the financial statements, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1993 and 1994, and the related consolidated results of operations and changes in shareholders' equity for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles in Israel and in the United States, on the basis of historical cost convention, (as applicable to these financial statements such principles are in all material respects identical, except for the accounting for discount of debentures).

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

  Tel-Aviv, Israel
  March 7, 1995

  KOST, LEVARY and FORER
  C.P.A. (ISRAEL)

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

                           Sincerely,



                           KOST, LEVARY and FORER
                           Certified Public Accountants (Israel)
  Tel-Aviv, Israel
  March 3, 1994

  PORAT & CO.
  Certified Public Accountants (ISR.)


               Report of Independent Public Accountants
               ----------------------------------------
                                  of
                    COUNTRY CLUB KFAR-SABA LIMITED
                    ------------------------------


  We have audited the balance sheet of Country Club Kfar-Saba Limited and the consolidated balance sheet of Country Club Kfar-Saba Limited and its Joint Venture Investee as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

  Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 20 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2H.




  28 Hayezira st. Ramat-Gan 52521 FAX: 03-7527673:    Tel: 03-
  7527657, 7527651, 7527646:    52521        28

  PORAT & CO.
  Certified Public Accountants (ISR.)


               Report of Independent Public Accountants
               ----------------------------------------
                                  of
                    COUNTRY CLUB KFAR-SABA LIMITED
                    ------------------------------


  In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholders' equity and cash flows for each of the years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 20) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994 and 1993, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1994, on the basis of the historical cost convention.

  Pursuant to section 211 of the companies ordinance (new version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the aforementioned financial statements is given to the best of our information and the explanations received by us and as shown by the books of the company.

  Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income
  (loss) and shareholders' equity to the extent summarized in Note 21 to the financial statements.

                                Porat and Co.


                                Certified Public Accountants (Isr.)

  Ramat Gan, March 13, 1995




  28 Hayezira st. Ramat-Gan 52521 FAX: 03-7527673:   Tel: 03-
  7527657, 7527651, 7527646:    52521        28

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


               AUDITORS' REPORT TO THE SHAREHOLDERS OF
               ---------------------------------------

                    DAVIDSON-ATAI PUBLISHERS LTD.
                    -----------------------------

                      SPECIAL PURPOSE STATEMENTS
                      --------------------------


       We have examined the Balance Sheet of Davidson-Atai
  Publishers Ltd. as at December 31, 1994 and 1993, the Statement of
  Profit and Loss, the Statement of Changes in Shareholders' Equity and the Statement of Cashflows for the two years ended December 31, 1994.
  Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance, 1973), and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

       The above financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israel currency, in accordance with rules prescribed by the Institute of Certified Public Accountants in Israel. Condensed nominal Israel currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 23.

       In our opinion, the abovementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December
  31, 1994 and 1993, the results of its operations, the changes in its shareholder's equity and its cashflows for the two years ended
  December 31, 1994. Also, in our opinion, the financial statements based on nominal data (Note 23) present fairly, in nominal terms, the financial position of the Company as at December 31, 1994, and 1993 and the results of its operations, the changes in its shareholders' equity and its cashflows for the two years ended December 31, 1994, on the basis of the historical cost convention.

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

       Pursuant to the United States Securities and Exchange
  Commission requirements, we state:

  (a) The above mentioned generally accepted accounting principles were applied on a consistent basis.
  (b) The auditing standards and procedures mentioned above are Israel auditing standards and procedures, which are substantially similar to standards in the United States.


                               /s/ Cohen, Eyal, Yehoshua & Co.
                                   Cohen, Eyal, Yehoshua & Co.
  March 19, 1995           Certified Public Accountants (Isr.)

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


                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------


  The Board of Directors and Stockholders
  Hapoalim (Latin America) Casa Bancaria S.A.


  We have audited the accompanying balance sheets of Hapoalim (Latin America) Casa Bancaria S.A. at December 31, 1994, 1993 and 1992; the related statements of income, cash flows and changes in equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

  In our opinion, except for the situation discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Hapoalim (Latin America) Casa

  Bancaria S.A. at December 31, 1994, 1993 and 1992, the results of operations, the cash flows and changes in equity for the years then ended in conformity with generally accepted accounting principles in the United States.

  We have also reviewed the accompanying statements express in U.S. dollars. In our opinion, they have been properly translated on the basis described in Note 1.8.



                                CR. R. VILLARMARZO Y ASOC.
                                Ernst & Young International
  January 25, 1995

  Chaikin, Cohen, Rubin

  40 Yitzhak Sadeh st., Tel-Aviv 67212
  Tel: 03-5373980  Fax: 972-3-5373987


  Certified Public Accountants (Isr.)

               Report of Independent Public Accountants
               ----------------------------------------

  To The shareholders of Imagenet LTD
  -----------------------------------

  We have audited the balance sheet of Imagenet LTD as at December 31, 1994, the related statements of income and shareholders' equity and cash flows for the period from June 1, 1994 (beginning of operation) through December 31, 1994, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and preform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentations. We believe that our audits provide a reasonable basis for our opinion.

  The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israeli Currency in accordance with the opinions issued by the Institute of Certified Public Accountants in Israel.

  Condensed statements in historical values which formed the basis of adjusted statements appear in Note 12 to the financial statements.

  In our opinion, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 1994, the results of its operations, the changes in shareholders' equity and cash flows for the period from June 1, 1994 (beginning of operation) through December 31, 1994, in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to these financial statements, such accounting principles practically identical).


                                Chaikin, Cohen, Rubin
                                Certified Public Accountants (Isr.)

  Tel Aviv, February 16, 1995

                                                               KOST
                                                             LEVARY
                                                                AND
                                                              FORER
                            A Member of Ernst & Young International

                    REPORT OF INDEPENDENT AUDITORS
            To the Shareholders of MIVNAT HOLDING LIMITED

       We have audited the financial statements of Mivnat Holding Limited (hereafter - "the Company") and the consolidated financial statements of the Company and its subsidiary (hereafter
  - "the consolidated"), as detailed below: balance sheets, consolidated and of the Company, as at December 31, 1994 and 1993; statements of income and statements of cash flows, consolidated and of the Company, and the statement of changes in shareholders' equity of the Company for the year ended December 31, 1994 and for the nine months ended December 31, 1993.

       We conducted our audit in accordance with generally accepted auditing standards including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973, and, accordingly, included such test of the accounting records and such other auditing procedures as we have considered necessary in the circumstances.

       The aforementioned financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price Index, as required by Statements of the Institute of Certified Public Accountants in Israel. A summary of the financial statements in nominal Israeli shekels which served as a basis for the adjusted statements is presented in Note 26.

       In our opinion, the aforementioned financial statements present fairly the financial position, consolidated and of the Company, as at December 31, 1994 and 1993 and the results of its operations, changes in its shareholders' equity and cash flows for the period as mentioned above, in conformity with accounting principles generally accepted in Israel.

       Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. Financial data based on application of the latter and translations of these data into U.S. dollars based on the principles set forth in FASB 52, are presented in Note 26 to the financial statements.

       Pursuant to Section 211 of the Companies Ordinance, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

                            /s/ KOST, LEVARY and FORER
                           ------------------------------------
  Tel-Aviv, Israel              KOST, LEVARY and FORER
  March 15, 1995           Certified Public Accountants (Israel)

                           AUDITORS' REPORT
                           ----------------
                       To the shareholders of
                          MORIAH HOTELS LTD.
                          ------------------


       We have audited the accompanying consolidated balance sheets of Moriah Hotels Ltd. (hereinafter - the company) and its subsidiaries as at December 31, 1994 and 1993 and the related consolidated statements of income and shareholders' equity and cash flows of each of the three years in the period ended December 31, 1994 expressed in New Israel Shekels. These financial statements, which differ from the statutory financial statements issued in Israel, as set forth in note 1 to the financial statements, are the responsibility of the company's management.

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

       In our opinion, the abovementioned financial statements present fairly, in conformity with generally accepted accounting principles applied on a consistent basis the consolidated financial position of the company and its subsidiaries as at December 31, 1994 and 1993, the consolidated results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended
  December 31, 1994, on the basis of the historical cost convention, in conformity with accounting principles generally accepted in Israel, consistently applied.

                                HAGGAI WALLENSTEIN & CO.
                                Certified Public Accountants (Isr.)

  Tel-Aviv, March 22, 1995

  Kesselman & Kesselman
  certified public accountants (Isr.)

  Coopers & Lybrand


                           AUDITORS' REPORT
                           ----------------
                       To the Shareholders of
                         OPHIR HOLDINGS LTD.
                         -------------------


  We have examined the financial statements of Ophir Holdings Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets at December 31, 1994 and 1993 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of consolidated subsidiaries, whose assets at December 31, 1994 and 1993 constitute approximately 45% and 56% respectively, of total consolidated assets, and whose revenues for each of the three years in the period ended December 31, 1994 constitute approximately 50%, 88% and 16%, respectively, of total consolidated revenues and gains, have been examined by other certified public accountants. The data regarding the Company's share in excess of profits over losses of certain associated companies, a net amount of adjusted NIS 2,706,000 in 1994, adjusted NIS 8,950,000 in 1993 and adjusted NIS 1,151,000 in 1992, are based on the financial statements of those companies which have been examined by other certified public accountants.

  The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 13.

  In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly, in conformity with accounting principles generally accepted in Israel, the financial position - of the Company and consolidated - at December 31, 1994 and 1993 and the results of operations and the cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1994. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

  Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 14.

  Tel-Aviv, Israel, March 15, 1995

  [LOGO]
  BRAUDE & CO.
  Certified Public Accountants

  REF 4021

               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                   ORLITE ENGINEERING COMPANY LTD.
                   -------------------------------


  We have audited the balance sheets of Orlite Engineering Company Ltd. (hereinafter - the Company) at December 31, 1994 and 1993 and the related statements of income shareholders' equity and cash flows for each of the three years ended December 31, 1994, 1993 and 1992, expressed in New Israel Sheqels (hereinafter N.I.S.). These financial statements are the responsibility of the Company's management.

  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

  Condensed statements in historical nominal values which formed the basis for the adjusted statements appear in Note 24 to the financial statements.

  In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company at December 31, 1994 and 1993 and the results of its operations, the changes in shareholders' equity and cash flows for each of the three years ended December 31, 1994, 1993 and 1992, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data Note 24 present fairly, in conformity with generally accounting principles the financial position of the company at December 31, 1994 and 1993, and the results of its operations, the changes in shareholders' equity and its cash flows for each of the three years ended December 31, 1994, 1993 and 1992, on the basis of the historical cost convention.

  These financial statements have been prepared in accordance with the Securities Regulations (Preparation of Financial Statements), 1993.

                                BRAUDE & CO., C.P.A. (ISRAEL)

  February 16, 1995

  [Logo]
  BRAUDE & CO.
  Certified Public Accountants


     To the Board of Directors of Orlite Engineering Company Ltd.
     ------------------------------------------------------------

  At your request, we have audited the translation into U.S. dollars of the audited financial statements of Orlite Engineering Company Ltd. as of December 31, 1994, and as of December 31, 1993 which were prepared in adjusted N.I.S., and our audited report on them was made on February 16, 1995. The translation of the above mentioned financial statements into U.S. dollars was made solely for the purpose of Ampal-American Israel Corporation (hereafter - Ampal) and in accordance with the guidelines described in Note 1 which were prescribed by Ampal.

  Our audit of the translation was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance)
  1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  In our opinion, the attached financial data was translated into U.S. dollars in accordance with the guidelines described in Note 1.

                                BRAUDE & CO., C.P.A. (ISRAEL)

  Tel-Aviv, March 15, 1995

  JERUSALEM 91002,33 JAFFA ROAD P.O.B. 347     TEL. (02)222421'90
  TEL-AVIV. 61024 29 HAMERED ST. P.O.B. 50180  TEL. (03)5140808'90
  HAIFA 31338.65 ATZMAUT ROAD. P.O.B., 33958   TEL. (04)523224'90
  TELEX: 33667 AUDITIL.    FAX:972-3-294010    CABLES: BRAUDITORS

               Report of Independent Public Accountants
               ----------------------------------------

  To the Shareholders of Paradise Mattresses Industries (1992) Ltd.

  We have audited the balance sheet of Paradise Mattresses
  Industries (1992) Ltd. as at December 31, 1994 and 1993, the related statements of income and shareholders' equity and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

  The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

  Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 25 to the financial statements. These amounts have been translated into U.S. Dollars using the method described in Note 25.

  In our opinion, based on our audit and the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1994 and 1993, the results of its operations, the changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 25) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1994 and 1993, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the two years in the period ended December 31, 1994, on the basis of the historical cost convention.

  As applicable to these financial statements accounting principles generally accepted in Israel and in the United States are substantially identical in all material respect.


  13 March 1995

                                Shlomo Ziv & Co.
                                Certified Public Accountants (Isr.)

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

                                                      CONSULTANT
                                                      K.D. HARTUV C.P.A. (ISR.)

               AUDITOR'S REPORT TO THE SHAREHOLDERS OF
             PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD.


  We have examined the balance sheet of Pri Ha'emek (Canned and Frozen Food) 88 Limited (the Company) and the consolidated balance sheet of the Company and its subsidiaries as at December
  31, 1994 and 1993, and the statements of profit and loss, shareholders' equity and cash flows of the Company and consolidated for each of the three years in the period ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

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

  In our opinion, the abovementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company and of the Company and its subsidiaries consolidated as at December 31, 1994 and 1993, and the results of their operations, statements of shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994.

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

  Tel-Aviv, 14 March 1995

                             DOV KAHANA & CO.
                    Certified Public Accountants (Isr.)

                        54 Bezalel St.  Ramat-Gan
                      P.O.Box 3532, Ramat-Gan 52134

                              Tel. 5759581
                              Fax. 5759584

                        Dov Kahana, C.P.A. (Isr.)
                    Joseph Benaltabet, C.P.A. (Isr.)
                       Michael Levy, C.P.A. (Isr.)


                  Auditors' Report to the Shareholders
                  ------------------------------------
                                   of
                                 ------
                 Red Sea Marineland Holding (1973) Ltd.
                 -------------------------------------

We have examined the Balance Sheet of Red Sea Marineland Holding (1973) Ltd. as at December 31, 1994 and 1993, and the related Statement of Income for each of the two years in the period ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

Information as to the effect of the changes in the general purchasing power of the Israeli currency on the financial statements in accordance with opinions of the Institute of Certified Public Accountants in Israel, has not been included in the above statements.

In our opinion, except for the omission of the information referred to in the preceding paragraph, the above Balance Sheet and Statement of Income present fairly, in conformity with generally accepted accounting principles, the financial position of the company as at December 31, 1994 and 1993 and the results of its operations for each of the two years in the period ended December 31, 1994, on the basis of the historical cost convention.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above Balance Sheet and Statement of Income is given according to the best of our information and the explanations received by us and as shown by the books of the company.


Ramat-Gan, Israel, March 13, 1995

                                        /s/ Dov Kahana & Co.
                                        --------------------
                                          Dov Kahana & Co.
                                  Certified Public Accountants (Isr.)

  DOV KAHANA & CO.
  Certified Public Accountants (Isr.)

  54 Bezalel St. Ramat-Gan
  P.O. Box 3532, Ramat-Gan 52134
  Tel. 5759581
  Fax. 5759584

  Dov Kahana, C.P.A. (Isr.)
  Joseph Benaltabel, C.P.A. (Isr.)
  Michael Levy, C.P.A. (Isr.)

                           AUDITORS' REPORT
                       TO THE SHAREHOLDERS OF
                 RED SEA UNDER WATER OBSERVATORY LTD.
                 ------------------------------------


  We have audited the consolidated Balance Sheet of Red Sea Under Water Observatory Ltd. ("The Company") and subsidiaries and the Balance Sheet of The Company as of December 31, 1994 and 1993, and the related consolidated Statements of Income and Cash Flows for the year ended December 31, 1994 and the statements of Income and Cash Flows of the Company for each of the two years in the period ended December 31, 1994 expressed in nominal New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The Financial Statements of subsidiaries abroad, whose assets constitute approximately 46% of the total assets contained in the Consolidated Balance Sheet (31.12.1993 approximately 47%), and whose revenues constitute approximately 43% of the total revenues included in the consolidated Statement of Income for the year ended December 31, 1994 have been audited by other auditors. Our opinion, insofar as it relates to the amounts included for said subsidiaries is based solely on the report of the other auditors.

  In our opinion based on our audit and the report of the other auditors as aforesaid the financial statements referred to above present fairly, in all material respects, on the basis of the historical cost convention, the financial position of The Company and its subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and cash flows for the year ended December 31, 1994 and the results of the operations and cash flows of The Company for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles (except for the omission of inflation accounting as required by Israeli GAAP).

  Also, in our opinion, the translated amounts in the accompanying consolidated financial statements translated into U.S. Dollars have been computed on the basis set forth in note 2 to the consolidated financial statements.

  Ramat Gan, Israel, March 13, 1995

                                        -----------------------------------
                                               Dov Kahana & Co.
                                        Certified Public Accountants (Isr.)

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

                                        S. TEPPER,   C.P.A. (Isr.)
                                        I. REUVENI,  C.P.A. (Isr.)
                                        M. COHEN,    C.P.A. (Isr.)
                                        S. TABACH,   C.P.A. (Isr.)
                                              Consultant
                                        K.D. HARTUV, C.P.A. (Isr.)


                 AUDITOR'S REPORT TO THE PARTNERS OF
                       THE SNOW AND COOL PALACE
                        (LIMITED PARTNERSHIP)

  We have examined the Balance Sheet of The Snow and Cool Palace
  (Limited Partnership) - (hereinafter the Partnership) as at
  December 31, 1994 and 1993 and the Statements of Profit and Loss, Partnerships' Equity and Cash Flows for each of the three years in the period ended December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

  The above mentioned Financial Statements have been prepared in New Israeli Shekels and remeasured into U.S. Dollars in accordance with the principles of remeasurement set forth in Statement No. 52 of the Financial Accounting Standards Board of the U.S.A. (See Note 2B).

  In our opinion, the above mentioned Financial Statements present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994.

  We state that we have obtained all the information and explanations we have required that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the partnership.

                                  /s/ REUVENI, HARTUV, TEPPER & CO.
                                  ---------------------------------
                                      REUVENI, HARTUV, TEPPER & CO.
                                Certified Public Accountants (Isr.)


  Tel Aviv, February 20, 1995.

  [LOGO] ALMAGOR & CO. - CPA (ISR)
  7, Abba Hillel Rd. P.O. Box 3600
  Zip 52134, Ramat-Gan, Israel
  Tel. 972-3-5760606, Fax. 972-3-5754671

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ----------------------------------------

          TO THE SHAREHOLDERS OF TELEDATA COMMUNICATION LTD.
          --------------------------------------------------


  We have examined the consolidated balance sheets of Teledata Communication Ltd. ("the Company") and its subsidiaries at December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors' (Mode of Performance) Regulations, 1973, and accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances. Such auditing standards are substantially identical to generally accepted auditing standards in the United States.

  The financial statements of consolidated subsidiaries, whose assets constitute approximately 5% of the total consolidated assets at December 31, 1994, and whose sales revenues constitutes approximately 22% of consolidated sales revenue for the year ended December 31, 1994 have been examined by other certified public accountants whose reports thereon have been furnished to us. Our opinion expressed herein, insofar as it relates to the amounts included for the abovementioned subsidiaries, is based solely upon the reports of the other accountants.

  In our opinion, based upon our examinations and the reports of the other accountants referred to above, the aforementioned financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in Israel and in the United States. As applicable to these financial statements, such accounting principles are substantially identical, in all material respects, except as described in Note 16 to the consolidated financial statements.



  Almagor & Co.
  Certified Public Accountants (Israel)
  /s/ Almagor & Co.
  -----------------
  Ramat-Gan, Israel
  February 20, 1995

  [Igal Brightman & Co.]

  3 Daniel Frisch Street
  Tel Aviv 64731, Israel
  P.O.B. 16593, Tel Aviv 61164

  Tel. 972(3) 692-4111
  Fax. 972(3) 696-0130

               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                 TRINET INVESTMENTS IN HIGH-TECH LTD.
                 ------------------------------------


  We have examined the balance sheet of TRINET INVESTMENTS IN HIGH-TECH LTD. (the "Company") as of December 31, 1994, and the related statements of operations, changes in shareholders' deficiency and cash flows for period from inception of activities to December 31, 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Auditor's Mode of Performance), 1973, and, accordingly, we have applied such auditing procedures as we considered necessary in the circumstances.

  The aforementioned financial statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed nominal financial data, on the basis of which the adjusted financial statements have been prepared, is presented in Note 10 to the financial statements.

  In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1994, and the results of its operations, changes in shareholders' deficiency and cash flows for the period then ended.

  The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States has been translated according to the principles set forth in Statement No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board of the United States. Such information is based on nominal historical amounts in Israeli currency and is included in Note 9 to the financial statements.

  Igal Brightman & Co.
  Certified Public Accountants

  Tel-Aviv, March 20, 1995

  Deloitte Touche
  Tohmatsu
  International

  I. Brightman, M. Bar-Levav, C. Schwartzbard, D. Valiano, A.
  Inbar, B(D) Ratowitz, Z. Feldman, S. Gotnall, R. Benvenisu, E.
  Hendler

  Office in Jerusalem: New Clal Center, 42 Agrippas Street
  Jerusalem 94301, Israel Tel. 972(2) 235157 Fax. 972(2) 233628

  [Igal Brightman & Co.]

  3 Daniel Frisch Street
  Tel Aviv 64731, Israel
  P.O.B. 16593, Tel Aviv 61164

  Tel. 972(3) 692-4111
  Fax. 972(3) 696-0130

               AUDITORS' REPORT TO THE SHAREHOLDERS OF
                     TRINET VENTURE CAPITAL LTD.
                     ---------------------------


  We have examined the balance sheet of TRINET VENTURE CAPITAL LTD. (the Company) as of December 31, 1994, and the related statements of operations, changes in shareholders' deficiency and cash flows for period from inception of activities to December 31, 1994.
  Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Auditor's Mode of Performance), 1973, and, accordingly, we have applied such auditing procedures as we considered necessary in the circumstances.

  The aforementioned financial statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed nominal financial data, on the basis of which the adjusted financial statements have been prepared, is presented in Note 8 to the financial statements.

  In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1994, and the results of its operations, changes in shareholders' deficiency and cash flows for the period then ended.

  The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States has been translated according to the principles set forth in Statement No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board of the United States. Such information is based on nominal historical amounts in Israeli currency and is included in Note 9 to the financial statements.

  Igal Brightman & Co.
  Certified Public Accountants

  Tel-Aviv, March 20, 1995

  Deloitte Touche
  Tohmatsu
  International

  I. Brightman, M. Bar-Levav, C. Schwartzbard, D. Valiano, A.
  Inbar, B(D) Ratowitz, Z. Feldman, S. Gotnall, R. Benvenisu, E.
  Hendler

  Office in Jerusalem: New Clal Center, 42 Agrippas Street
  Jerusalem 94301, Israel Tel. 972(2) 235157 Fax. 972(2) 233628

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 1995.

                                  AMPAL-AMERICAN ISRAEL CORPORATION

                                  By /s/ Lawrence Lefkowitz
                                    ------------------------------
                                     Lawrence Lefkowitz, President
                                     (Principal Executive Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on March 31, 1995.

                Signatures                             Title                            Date
                ----------                             -----                            ----
                Arie Abend                             Director
                Michael Arnon                          Director
                Stanley I. Batkin                      Director
                Yaacov Elinav                          Director
                Harry B. Henshel                       Director
                Irwin Hochberg                         Director
                Herbert Kronish                        Director
                Lawrence Lefkowitz                     Director
                Eitan Raff                             Director
                Shimon Ravid                           Director
                Shlomo Recht                           Director
                Leon Riebman                           Director
                Evelyn Sommer                          Director

                By /s/ Lawrence Lefkowitz                                        March 31, 1995
                -----------------------------------
                  Lawrence Lefkowitz, individually
                  and as attorney-in-fact for the
                  Foregoing Persons

                By /s/ Alan L. Schaffer                                          March 31, 1995
                -----------------------------------
                  Alan L. Schaffer, Vice
                  President-Finance
                 (Principal Financial Officer)

                By /s/ Alla Kanter                                               March 31, 1995
                -----------------------------------
                  Alla Kanter, Controller
                 (Principal Accounting Officer)




                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   EXHIBITS
                                      TO
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR the fiscal year ended December 31, 1994




                      AMPAL-AMERICAN ISRAEL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

