Form 10-Q
period 1995-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1995-05-15
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                             ------------------

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995
                               -------------------------------------------------

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

     The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,880,869 (as of April 30, 1995).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                               Index to Form 10-Q


                                                                        Page
                                                                        ----

Part I   Financial Information


         Consolidated Statements of Income......................            1

         Consolidated Balance Sheets............................            2

         Consolidated Statements of Cash Flows..................            4

         Consolidated Statements of Changes in
          Shareholders' Equity..................................            6

         Notes to the Consolidated Financial Statements.........            7

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........            8


Part II  Other Information......................................           10

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


THREE MONTHS ENDED MARCH 31,                         1995            1994
- ---------------------------------------------------------------------------
(Dollars in thousands, except per share data)     (Unaudited)   (Unaudited)
                                                                  (Note 2)

REVENUES
Equity in earnings of affiliates.............       $  2,723       $  2,990
Food processing and manufacturing............         11,282          9,934
Interest:
 Related parties.............................          2,211          3,058
 Others......................................          1,259            347
Gains on issuance of shares by subsidiary and
 affiliate (Note 3)..........................              -          2,692
Realized and unrealized gains on investments.            722              -
Rental income................................            969            767
Other........................................            443            387
                                                    --------       --------
     Total revenues..........................         19,609         20,175
                                                    --------       --------

EXPENSES
Food processing and manufacturing............         10,536         10,238
Interest:
 Related parties.............................            786            817
 Others......................................          2,937          2,940
Other........................................          1,744          1,535
                                                    --------       --------
     Total expenses..........................         16,003         15,530
                                                    --------       --------
Income before income taxes...................          3,606          4,645
Income taxes.................................          2,020          1,971
                                                    --------       --------

     NET INCOME..............................       $  1,586       $  2,674
                                                    ========       ========

Earnings per Class A share...................          $ .06          $ .10
                                                       =====          =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)         25,218         22,968
















The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,      DECEMBER 31,
ASSETS AS AT                                         1995            1994
- -----------------------------------------------------------------------------
(Dollars in thousands)                            (Unaudited)      (Note 2)


Cash and cash equivalents......................   $   49,629     $   42,104



Deposits, notes and loans receivable:
  Related parties..............................       80,565         90,462
  Others.......................................        1,932          3,786



Investments....................................      129,139        131,537



Property and equipment, less accumulated
 depreciation of $12,140 and $11,616...........       30,962         30,914



Other assets...................................       45,866         44,077
                                                  ----------     ----------


















TOTAL ASSETS...................................   $  338,093     $  342,880
                                                  ==========     ==========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                   MARCH 31,      DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                          1995            1994
- ----------------------------------------------------------------------------
(Dollars in thousands)                           (Unaudited)      (Note 2)

LIABILITIES
Notes and loans payable:
  Related parties...............................  $   21,746     $   24,837
  Others........................................      19,611         19,226
Debentures......................................      80,340         84,491
Accounts and income taxes payable, accrued
 expenses and minority interests................      40,718         40,832
                                                  ----------     ----------
        Total liabilities.......................     162,415        169,386
                                                  ----------     ----------


SHAREHOLDERS' EQUITY
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 205,785 and 206,608 shares.....................       1,029          1,033

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value;  authorized 4,282,850 shares;
 issued and outstanding 1,109,242 and 1,114,927
 shares.........................................       5,546          5,575

Class A Stock, $1 par value;  authorized
 30,000,000 shares;  issued and outstanding
 20,861,688 and 20,840,518 shares...............      20,862         20,841

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares...............       3,000          3,000

Additional paid-in capital......................      57,197         57,185

Retained earnings...............................      90,593         89,007
Cumulative translation adjustments..............      (1,999)        (2,636)
Unrealized loss on marketable securities........        (550)          (511)
                                                  ----------     ----------
        Total shareholders' equity..............     175,678        173,494
                                                  ----------     ----------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $  338,093     $  342,880
                                                  ==========     ==========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


THREE MONTHS ENDED MARCH 31,                       1995              1994
- -----------------------------------------------------------------------------
(Dollars in thousands)                          (Unaudited)       (Unaudited)



Cash flows from operating activities:
 Net income.................................        $  1,586       $  2,674
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in earnings of affiliates..........          (2,723)        (2,990)
  Gains on issuance of shares by
   subsidiary and affiliate.................               -         (2,692)
  Realized and unrealized gains on
   investments..............................            (722)             -
  Translation loss (gain)...................              62            (52)
  Depreciation expense......................             587            527
  Amortization expense......................           1,184          1,237
  Minority interests........................            (167)          (279)
 (Increase) decrease in other assets........          (2,172)             8
 Increase in accounts and income taxes
  payable, accrued expenses and minority
  interests.................................             140          1,143
 Investments made in trading securities.....          (1,419)             -
 Proceeds from sale of trading securities...           3,787              -
 Dividends received from affiliates.........           3,029          4,277
                                                    --------       --------

  Net cash provided by operating activities.           3,172          3,853
                                                    --------       --------

Cash flows from investing activities:
 Deposits, notes and loans receivable
 collected:
  Related parties...........................          13,702         11,323
  Others....................................             192          2,490
 Deposits, notes and loans receivable
 granted:
  Related parties...........................            (505)        (1,009)
  Others....................................             (20)          (336)
 Investments made in:
  Available-for-sale securities.............          (1,128)             -
  Affiliates and others.....................          (4,012)       (28,038)
 Proceeds from sale of investments:
  Others....................................           5,678          2,398
 Purchase of property and equipment.........            (484)          (429)
                                                    --------       --------

  Net cash provided by (used in) investing
   activities...............................          13,423        (13,601)
                                                    --------       --------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


THREE MONTHS ENDED MARCH 31,                         1995             1994
- ------------------------------------------------------------------------------
(Dollars in thousands)                            (Unaudited)      (Unaudited)


Cash flows from financing activities:
 Notes and loans payable received:
  Related parties...........................        $      -       $    261
  Others....................................           4,041            639
 Notes and loans payable repaid:
  Related parties...........................          (3,258)        (8,081)
  Others....................................          (3,725)        (1,415)
 Debentures issued by subsidiary............               -          4,360
 Debentures repaid..........................          (6,449)       (11,442)
 Proceeds from issuance of shares...........               -         57,602
                                                    --------       --------

  Net cash (used in) provided by financing
   activities...............................          (9,391)        41,924

Effect of exchange rate changes on cash
 and cash equivalents.......................             321           (196)
                                                    --------       --------

Net increase in cash and cash equivalents...           7,525         31,980
Cash and cash equivalents at beginning
 of period..................................          42,104          3,178
                                                    --------       --------

Cash and cash equivalents at end of
 period.....................................        $ 49,629       $ 35,158
                                                    ========       ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties...........................        $    425       $    505
  Others....................................           2,227          2,603
                                                    --------       --------
    Total interest paid.....................        $  2,652       $  3,108
                                                    ========       ========

 Income taxes paid..........................        $  1,055       $  1,134
                                                    ========       ========













The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31,                         1995            1994
- -----------------------------------------------------------------------------
(Dollars in thousands)                            (Unaudited)     (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year...................       $  1,033       $  1,068
Conversion of 823 and 1,622 shares into
 Class A Stock...............................             (4)            (7)
                                                    --------       --------
Balance, end of period.......................       $  1,029       $  1,061
                                                    ========       ========

6-1/2% PREFERRED STOCK
Balance, beginning of year...................       $  5,575       $  6,011
Conversion of 5,685 and 56,519 shares into
 Class A Stock...............................            (29)          (282)
                                                    --------       --------
Balance, end of period.......................       $  5,546       $  5,729
                                                    ========       ========

CLASS A STOCK
Balance, beginning of year...................       $ 20,841       $ 16,225
Issuance of shares upon conversion of
 Preferred Stock.............................             21            178
Issuance of shares in a public offering*.....              -          4,317
                                                    --------       --------
Balance, end of period.......................       $ 20,862       $ 20,720
                                                    ========       ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year...................       $ 57,185       $ 10,605
Conversion of Preferred Stock................             12            111
Proceeds from issuance of shares in a public
 offering....................................              -         46,516
                                                    --------       --------
Balance, end of period.......................       $ 57,197       $ 57,232
                                                    ========       ========

RETAINED EARNINGS
Balance, beginning of year...................       $ 89,007       $ 82,079
Net income...................................          1,586          2,674
                                                    --------       --------
Balance, end of period.......................       $ 90,593       $ 84,753
                                                    ========       ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year...................       $ (2,636)      $ (2,171)
Foreign currency translation adjustment......            637            (90)
                                                    --------       --------
Balance, end of period.......................       $ (1,999)      $ (2,261)
                                                    ========       ========

UNREALIZED (LOSS) GAIN ON MARKETABLE SECURITIES
Balance, beginning of year...................       $   (511)      $  4,300**
Unrealized loss..............................            (39)        (1,571)
                                                    --------       --------
Balance, end of period.......................       $   (550)      $  2,729
                                                    ========       ========


 * Issuance of 4,500,000 shares, including 182,066 shares held in treasury. ** Represents cumulative effect of adoption of Statement of Financial
    Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

2. The December 31, 1994 consolidated balance sheet presented herein was derived from the audited December 31, 1994 consolidated financial statements of the Company.

    Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1994 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1994 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1994 statement of income have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. In March 1994, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 66.7%-owned subsidiary, conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million net of taxes). The Company's interest in Pri Ha'emek was diluted initially to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at March 31, 1995 its interest was 56.2%. If all warrants and convertible debentures were to be exercised, the Company's interest would be diluted to 39.2%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

    During the first quarter of 1994, Granite Hacarmel Investments Ltd. ("Granite") issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, net of taxes).

4. On April 12, 1995, one of the Company's subsidiaries acquired an option from Massachusetts Mutual Life Insurance Company ("Mass Mutual") to purchase the 290,000 square-foot office building which houses the Consulate of the Government of Israel in New York and many other Israel Government offices as well as other tenants. The building is located at 800 Second Avenue, New York, New York. At the request of Mass Mutual, the purchase price will not be publicly announced by the Company unless and until the option is exercised; but if consummated, the purchase would represent a significant acquisition for the Company. The option may be exercised any time on or before June 12, 1995. If the option is exercised, the closing is scheduled to take place on June 28, 1995.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations
- ---------------------

Consolidated net income decreased from $2.7 million for the three-month period ended March 31, 1994 to $1.6 million for the same period in 1995. The decrease in net income in 1995 resulted primarily from the absence of gains on issuance of shares which were recorded in 1994 and which were partially offset by unrealized gains on investments in 1995.

Equity in earnings of affiliates decreased because of a net decline in earnings of affiliates accounted for by the equity method.

Food processing revenues and expenses increased as a result of the increased sales volume of Pri Ha'emek (Canned and Frozen Food) 88 Ltd.'s ("Pri Ha'emek") products in the domestic market.

In the quarter ended March 31, 1995, the Company recorded $.8 million of unrealized gains on marketable securities, which are classified as trading securities, in the statement of income. At March 31, 1995, the aggregate fair value of trading securities amounted to approximately $5.7 million.

In the quarter ended March 31, 1994, the Company recorded gains on issuances of shares of $2.3 million ($1.5 million net of tax) by Pri Ha'emek and $.3 million ($.2 million net of tax) by Granite Hacarmel Investments Ltd.

The increase in the effective income tax rate from 42% in 1994 to 56% in 1995 resulted from changes in the components of taxable income and the utilization of tax loss carryforwards in 1994 which were not available in 1995.

On April 12, 1995, one of the Company's subsidiaries acquired an option from Massachusetts Mutual Life Insurance Company ("Mass Mutual") to purchase the 290,000 square-foot office building which houses the Consulate of the Government of Israel in New York and many other Israel Government offices as well as other tenants. The building is located at 800 Second Avenue, New York, New York. At the request of Mass Mutual, the purchase price will not be publicly announced by the Company unless and until the option is exercised; but if consummated, the purchase would represent a significant acquisition for the Company. The option may be exercised any time on or before June 12, 1995. If the option is exercised, the closing is scheduled to take place on June 28, 1995.


Liquidity and Capital Resources
- -------------------------------

At March 31, 1995, cash and cash equivalents were $49.6 million as compared with $42.1 million at December 31, 1994. The increase of $7.5 million is primarily a result of investments in cash equivalents of funds received from sales and maturities of short-term investments during the quarter ended March 31, 1995.
In addition, at March 31, 1995 investments included $7.7 million of short-term, interest-bearing securities as compared with $11.6 million at December 31, 1994.

In January 1995, the Company invested $1.5 million and acquired a 20% interest in Epsilon Investment House Ltd. ("Epsilon") and its affiliate Renaissance Investment Company Ltd. Epsilon is an investment bank which provides portfolio management and its affiliate provides underwriting services in Israel through its subsidiaries.

In January 1995, the Company acquired 260,416 common shares, equal to a 4.1% interest in M-Systems Flash Disk Pioneers Ltd. ("M-Systems"), for $1 million and received warrants to purchase an additional 130,206 common shares at $4.61 per share until June 30, 1998. M-Systems is an Israeli company engaged in the development, manufacturing and marketing of data storage media based on "flash memory," a new silicon memory chip.

Deposits, notes and loans receivable, notes and loans payable, and debentures decreased as a result of scheduled repayments.

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

Item 3.   Defaults upon Senior Securities - None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - None.
          ---------------------------------------------------

Item 5.   Other Information - None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)    Index to Exhibits:

          Exhibit 10 - Agreement of Sale and Purchase, dated
          April 12, 1995, between Massachusetts Mutual
          Life Insurance Company and Ampal Realty
          Corporation regarding the premises located at
          800 Second Avenue, New York, New York...................   Page E-1*

          Exhibit 11 - Schedule Setting Forth the Computation
          of Earnings per Class A Share...........................   Page E-73*

          Exhibit 27 - Financial Data Schedule

   (b) A Report on Form 8-K, dated March 28, 1995, was filed, reporting that on March 28, 1995, the Registrant's Board of Directors approved a stock repurchase program relating to the Registrant's Class A Stock.




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





                                               AMPAL-AMERICAN ISRAEL CORPORATION



                                               By:/s/ Lawrence Lefkowitz
                                               ---------------------------------
                                                  Lawrence Lefkowitz
                                                  President
                                                  (Principal Executive Officer)



                                               By:/s/ Alan L. Schaffer
                                               ---------------------------------
                                                  Alan L. Schaffer
                                                  Vice President - Finance
                                                    and Treasurer
                                                  (Principal Financial Officer)



                                               By:/s/ Alla Kanter
                                               ---------------------------------
                                                  Alla Kanter
                                                  Controller
                                                  (Principal Accounting Officer)


Dated:  May 15, 1995

                                  EXHIBIT INDEX
                                  -------------

  Exhibit No.                      Description
  -----------                      -----------

    10 Agreement of Sale and Purchase, dated April 12, 1995, between Massachusetts Mutual Life Insurance Company and Ampal Realty Corporation regarding the premises located at 800 Second Avenue, New York, New York

    11         Schedule Setting Forth the Computation of Earnings per Class A
               Share

    27         Financial Data Schedule