Form 10-Q
period 1995-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1995-08-14
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                           ---------------------

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995
                               ---------------------------------------------

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------      ---------------


                     Commission file number 2-5061
                                            -------

                          AMPAL-AMERICAN ISRAEL CORPORATION
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         New York                                          13-0435685
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   1177 Avenue of the Americas, New York, New York            10036
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (212) 782-2100
                                                        --------------------


----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

     The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,566,569 (as of July 31,
1995).

                     AMPAL-AMERICAN ISRAEL CORPORATION
                     ---------------------------------

                             Index to Form 10-Q



                                                                   Page
                                                                   ----

Part I   Financial Information


         Consolidated Statements of Income

          Six Months Ended June 30..............................     1

          Three Months Ended June 30............................     2

         Consolidated Balance Sheets............................     3

         Consolidated Statements of Cash Flows..................     5

         Consolidated Statements of Changes in Shareholders'
            Equity...............................................    7

         Notes to the Consolidated Financial Statements..........    9

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........    11


Part II  Other Information.......................................    15

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


SIX MONTHS ENDED JUNE 30,                         1995              1994
-------------------------------------------------------------------------------
(Dollars in thousands, except per share data)  (Unaudited)       (Unaudited)
                                                                   (Note 2)

REVENUES
Equity in earnings of affiliates.............   $  5,620          $  3,447
Food processing and manufacturing............     22,815            20,987
Interest:
 Related parties.............................      4,636             7,214
 Others......................................      1,934               821
Gains on issuance of shares by subsidiary and
 affiliate (Note 5)..........................          -             2,692
Realized and unrealized gains on investments.      1,717                 -
Rental income................................      1,787             1,577
Other........................................        969               808
                                                --------          --------
     Total revenues..........................     39,478            37,546
                                                --------          --------

EXPENSES
Food processing and manufacturing............     22,093            20,208
Interest:
 Related parties.............................      1,603             1,820
 Others......................................      6,137             6,786
Other........................................      3,162             3,550
                                                --------          --------
     Total expenses..........................     32,995            32,364
                                                --------          --------
Income before income taxes...................      6,483             5,182
Income taxes.................................      3,896             2,007
                                                --------          --------

     NET INCOME..............................   $  2,587          $  3,175
                                                ========          ========

Earnings per Class A share...................      $ .09             $ .12
                                                   =====             =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)     25,184            23,933



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


THREE MONTHS ENDED JUNE 30,                       1995              1994
------------------------------------------------------------------------------
(Dollars in thousands, except per share data)  (Unaudited)       (Unaudited)
                                                                   (Note 2)

REVENUES
Equity in earnings of affiliates.............   $  2,897          $    457
Food processing and manufacturing............     11,533            11,053
Interest:
 Related parties.............................      2,425             4,156
 Others......................................        675               474
Realized and unrealized gains on investments.        995                 -
Rental income................................        818               810
Other........................................        526               421
                                                --------          --------
     Total revenues..........................     19,869            17,371
                                                --------          --------

EXPENSES
Food processing and manufacturing............     11,557             9,970
Interest:
 Related parties.............................        817             1,003
 Others......................................      3,200             3,846
Other........................................      1,418             2,015
                                                --------          --------
     Total expenses..........................     16,992            16,834
                                                --------          --------
Income before income taxes...................      2,877               537
Income taxes.................................      1,876                36
                                                --------          --------

     NET INCOME..............................   $  1,001          $    501
                                                ========          ========

Earnings per Class A share...................      $ .03             $ .02
                                                   =====             =====
Weighted average number of Class A and
  equivalent shares outstanding (in thousands)    25,158            25,218







The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,      DECEMBER 31,
ASSETS AS AT                                       1995           1994
-----------------------------------------------------------------------------
(Dollars in thousands)                           (Unaudited)    (Note 2)


Cash and cash equivalents.....................  $   37,128    $   42,104



Deposits, notes and loans receivable:
  Related parties.............................      76,804        90,462
  Others......................................       1,797         3,786



Investments...................................     130,689       131,537



Real estate rental property, less accumulated
 depreciation of $4,774 and $4,556 (Note 4)...      58,509        13,600



Property and equipment, less accumulated
 depreciation of $8,013 and $7,060............      17,722        17,314



Other assets..................................      46,942        44,077
                                                ----------    ----------














TOTAL ASSETS................................... $  369,591    $  342,880
                                                ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                    JUNE 30,      DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                         1995            1994
-----------------------------------------------------------------------------
(Dollars in thousands)                          (Unaudited)        (Note 2)


LIABILITIES
Notes and loans payable:
  Related parties (Note 4)......................   $   51,487    $   24,837
  Others........................................       17,671        19,226
Debentures......................................       80,684        84,491
Accounts and income taxes payable, accrued
 expenses and minority interests................       43,651        40,832
                                                   ----------    ----------
        Total liabilities.......................      193,493       169,386
                                                   ----------    ----------


SHAREHOLDERS' EQUITY
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 205,715 and 206,608 shares.....................        1,029         1,033

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value;  authorized 4,282,850 shares;
 issued and outstanding 1,102,965 and 1,114,927
 shares.........................................        5,515         5,575

Class A Stock, $1 par value;  authorized
 30,000,000 shares;  issued 20,880,869 and
 20,840,518 shares; outstanding 20,688,869
 and 20,840,518 shares..........................       20,881        20,841

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares...............        3,000         3,000

Additional paid-in capital......................       57,209        57,185

Retained earnings...............................       91,594        89,007
Treasury Stock, at cost (Note 3)................       (1,203)            -
Cumulative translation adjustments..............       (1,717)       (2,636)
Unrealized loss on marketable securities........         (210)         (511)
                                                   ----------    ----------
        Total shareholders' equity..............      176,098       173,494
                                                   ----------    ----------








TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $  369,591    $  342,880
                                                   ==========    ==========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                              1995           1994
------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)     (Unaudited)



Cash flows from operating activities:
 Net income.................................         $  2,587      $  3,175
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in earnings of affiliates..........           (5,620)       (3,447)
  Gains on issuance of shares by
   subsidiary and affiliate.................                -        (2,692)
  Realized and unrealized gains on
   investments..............................           (1,717)            -
  Translation loss..........................               22           122
  Depreciation expense......................            1,185         1,053
  Amortization expense......................            2,382         2,399
  Minority interests........................             (839)         (275)
 (Increase) in other assets.................           (3,020)       (2,690)
 Increase in accounts and income taxes
  payable, accrued expenses and minority
  interests.................................            3,915         1,160
 Investments made in trading securities.....           (3,444)            -
 Proceeds from sale of trading securities...            7,659             -
 Dividends received from affiliates.........            3,029         4,277
                                                     --------      --------

  Net cash provided by operating activities.            6,139         3,082
                                                     --------      --------

Cash flows from investing activities:
 Deposits, notes and loans receivable
 collected:
  Related parties...........................           17,042        16,906
  Others....................................            2,125         2,665
 Deposits, notes and loans receivable
 granted:
  Related parties...........................             (581)       (1,745)
  Others....................................              (40)            -
 Investments made in:
  Available-for-sale securities.............           (1,128)            -
  Affiliates and others.....................          (10,308)      (26,801)
 Proceeds from sale of investments:
  Others....................................           12,815         2,323
 Purchase of property and equipment.........           (1,358)       (1,367)
 Purchase of real estate rental property....          (44,920)            -
                                                     --------      --------

  Net cash (used in) investing activities...          (26,353)       (8,019)
                                                     --------      --------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                        1995         1994
----------------------------------------------------------------------
(Dollars in thousands)                        (Unaudited)  (Unaudited)


Cash flows from financing activities:
 Notes and loans payable received:
  Related parties...........................   $ 30,705      $    798
  Others....................................      5,497         1,304
 Notes and loans payable repaid:
  Related parties...........................     (4,487)      (12,180)
  Others....................................     (7,072)       (3,239)
 Debentures issued by subsidiary............          -         4,493
 Debentures repaid..........................     (8,155)      (11,443)
 Proceeds from issuance of shares...........          -        57,572
 Purchase of treasury shares................     (1,203)            -
                                               --------      --------

  Net cash provided by financing activities.     15,285        37,305

Effect of exchange rate changes on cash
 and cash equivalents.......................        (47)         (167)
                                               --------      --------

Net (decrease) increase in cash and cash
 equivalents................................     (4,976)       32,201
Cash and cash equivalents at beginning
 of period..................................     42,104         3,178
                                               --------      --------

Cash and cash equivalents at end of
 period.....................................   $ 37,128      $ 35,379
                                               ========      ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties...........................   $    927      $    865
  Others....................................      2,838         3,054
                                               --------      --------
    Total interest paid.....................   $  3,765      $  3,919
                                               ========      ========

 Income taxes paid..........................   $  1,751      $  1,375
                                               ========      ========











The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30,                          1995          1994
-------------------------------------------------------------------------
(Dollars in thousands)                          (Unaudited)   (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year...................     $  1,033      $  1,068
Conversion of 893 and 2,655 shares into
 Class A Stock...............................           (4)          (13)
                                                  --------      --------
Balance, end of period.......................     $  1,029      $  1,055
                                                  ========      ========


6-1/2% PREFERRED STOCK
Balance, beginning of year...................     $  5,575      $  6,011
Conversion of 11,962 and 61,606 shares into
 Class A Stock...............................          (60)         (308)
                                                  --------      --------
Balance, end of period.......................     $  5,515      $  5,703
                                                  ========      ========


CLASS A STOCK
Balance, beginning of year...................     $ 20,841      $ 16,225
Issuance of shares upon conversion of
 Preferred Stock.............................           40           198
Issuance of shares in a public offering*.....            -         4,318
                                                  --------      --------
Balance, end of period.......................     $ 20,881      $ 20,741
                                                  ========      ========


ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year...................     $ 57,185      $ 10,605
Conversion of Preferred Stock................           24           122
Proceeds from issuance of shares in a public
 offering....................................            -        46,519
                                                  --------      --------
Balance, end of period.......................     $ 57,209      $ 57,246
                                                  ========      ========


RETAINED EARNINGS
Balance, beginning of year...................     $ 89,007      $ 82,079
Net income...................................        2,587         3,175
                                                  --------      --------
Balance, end of period.......................     $ 91,594      $ 85,254
                                                  ========      ========


TREASURY STOCK (Note 3)
Balance, beginning of year...................     $      -      $      -
Purchase of 192,000 shares Class A Stock at
 cost........................................       (1,203)            -
                                                  --------      --------
Balance, end of period.......................     $ (1,203)     $      -
                                                  ========      ========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30,                         1995          1994
------------------------------------------------------------------------
(Dollars in thousands)                         (Unaudited)   (Unaudited)

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year...................    $ (2,636)     $ (2,171)
Foreign currency translation adjustment......         919          (514)
                                                 --------      --------
Balance, end of period.......................    $ (1,717)     $ (2,685)
                                                 ========      ========


UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year...................    $   (511)     $  4,300**
Unrealized gain (loss), net..................         301        (5,547)
                                                 --------      --------
Balance, end of period.......................    $   (210)     $ (1,247)
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

     Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1994 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1994 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1994 statement of income and balance sheet have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. On March 28, 1995 the Company's Board of Directors authorized the repurchase of up to 2 million shares of the Company's Class A Stock through open market purchases. At June 30, 1995 the Company had purchased 192,000 shares of its Class A Stock for approximately $1.2 million.

4. On June 28, 1995 one of the Company's subsidiaries purchased a property on which an approximately 290,000 square-foot office building is located for approximately $45 million. The building is located at 800 Second Avenue, New York, New York and houses the Consulate of the Government of Israel in New York and many other Israel government offices as well as other tenants. The purchase was partially financed by a loan of $30 million from Bank Hapoalim B.M. at an interest rate based on a three-month London Interbank Offered Rate plus 1% which matures on the initial expiry date of June 28, 1996. At Ampal's request, the bank may, but is not required to, extend the repayment of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. The Company financed the balance of the acquisition from its own funds. For further details, see the Company's Form 8-K dated June 28, 1995.

5. In March 1994, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 66.7%-owned subsidiary, conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million net of taxes). The Company's interest in Pri Ha'emek was diluted initially to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at June 30, 1995 its interest was 56.9%. If all warrants and convertible debentures were to be exercised, the Company's interest would be diluted to 39.7%. If the Company's interest in Pri Ha'emek decreases below 50%, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

     During the first quarter of 1994, Granite Hacarmel Investments Ltd. ("Granite") issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, net of taxes).

6. Ampal has agreed to sell its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd., which constitute 49% and 50% of each series, respectively, to Bank Hapoalim B.M. The sales price is approximately $20.2 million, which is slightly in excess of Ampal's carrying value for its investment. The Company obtained an opinion from an independent investment consultant that the consideration to be received in the proposed sale is fair to the Company. The sale is expected to take place on August 15, 1995.

             AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
             --------------------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Six months ended June 30, 1995 compared to six months ended June 30, 1994:
-------------------------------------------------------------------------

Consolidated net income decreased from $3.2 million for the six-month period ended June 30, 1994 to $2.6 million for the same period in 1995. The decrease in net income in 1995 resulted primarily from the absence of gains on issuance of shares which were recorded in 1994, and higher net interest expense and effective income tax rates in 1995. These decreases were partially offset by increases in equity in earnings of affiliates and realized and unrealized gains on investments in 1995.

Equity in earnings of affiliates increased for the six months ended June 30, 1995 as compared to the same period in 1994. The earnings of the Company's 42.5%-owned affiliate, Ophir Holdings Ltd. increased in 1995 because of realized and unrealized gains recorded on its investments in DSP Group, Inc. and DSP Communications, Inc. as well as decreased interest expense on its CPI-linked bank borrowings in 1995 due to the lower rate of increase in the Consumer Price Index ("CPI") in Israel. Am-Hal Limited, the Company's 50%- owned affiliate, which operates a luxury senior citizens center in Rishon Lezion recorded higher earnings in 1995 resulting from a higher occupancy rate which reached 96% in 1995 and due to a decrease in finance expenses resulting from the repayment of loans. Granite Hacarmel Investments Ltd. ("Granite"), the Company's 21.2%-owned affiliate, which distributes refined petroleum products, reported increased earnings in 1995 as a result of a significant increase in sales volume. Carmel Container Systems Limited ("Carmel"), the Company's 20%-owned affiliate, which is a manufacturer of paper-based packaging, also reported higher earnings in 1995 because of increased sales volume and selling prices which were adjusted for the continuing increases in the price of paper on international markets during the first half of 1995. At the same time, Carmel's gross profit increased, due to greater efficiency and improvements originating from investments in equipment as well as the renovation of production lines at its plants. Bank Hapoalim (Cayman) Ltd., the Company's 49%-owned affiliate, reported increased earnings in 1995 because of increased interest income, due to the increase in interest rates as well as unrealized gains on marketable securities. These increases were partially offset by losses recorded by Teledata Communication Ltd., which resulted from the decreased demand for its products and increased competition, and losses recorded by the Company's start-up affiliates.

Interest income from related parties decreased in 1995 due to the scheduled repayments of deposits, notes and loans receivable to related parties. Net interest expense increased for the six months in 1995 as compared to the same period in 1994 mainly because of increased interest expense recorded on a CPI-linked loan which was refinanced in 1995 by one of the Company's subsidiaries.

Prior to the refinancing, the loan was linked to the U.S. dollar.

In the six months ended June 30, 1995, the Company recorded $.9 million of unrealized gains on marketable securities and $.8 million of gains on sale of investments. At June 30, 1995, the aggregate fair value of trading securities amounted to approximately $5.1 million.

In the quarter ended March 31, 1994, the Company recorded gains on issuance of shares of $2.3 million by Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") and $.3 million by Granite.

The increase in the effective income tax rate from 39% in 1994 to 60% in 1995 is attributable to changes in the components in taxable income, the lesser availability of tax loss carryforwards of certain Israeli subsidiaries in 1995 as compared to 1994 and a reported loss of another Israeli subsidiary from which no tax benefit was available.

Three months ended June 30, 1995 compared to three months ended June 30, 1994:
------------------------------------------------------------------------------

Consolidated net income increased to $1 million for the three-month period ended June 30, 1995 from $.5 million for the same period in 1994. The increase in net income in 1995 resulted primarily from increases in equity in earnings of affiliates and realized and unrealized gains on investments in 1995 which were partially offset by higher net interest expense and greater losses incurred by the Company's food processing subsidiary and a higher effective income tax rate.

Equity in earnings of affiliates increased in the three months ended June 30, 1995 as compared to the same period in 1994 for the reasons discussed in Results of Operations - Six months ended June 30, 1995 compared to six months ended June 30, 1994. In addition, the Moriah Hotel group's earnings increased during the second quarter of 1995 as compared to the same period in 1994 due to higher occupancy and higher room rates.

The Company's food processing subsidiary, Pri Ha'emek, recorded higher losses in the second quarter of 1995 as compared to the same period in 1994 because of lower sales prices on products sold in the domestic market due to competition and increased cost of goods sold due to increases in the CPI in Israel.

Interest income from related parties decreased and net interest expense increased in the three months ended June 30, 1995 as compared to the same period in 1994 for the same reasons discussed in Results of Operations - Six months ended June 30, 1995 compared to six months ended June 30, 1994.

In the quarter ended June 30, 1995, the Company recorded $.6 million of gains on sale of investments and $.4 million of unrealized gains on investments which are classified as trading securities.

Other expenses decreased in the three months ended June 30, 1995 as compared to the same period in 1994 because of the decrease in the amount attributed to the minority interest in 1995 which is included in this category.

The increase in the effective tax rate from 7% in 1994 to 65% in 1995 is attributable to the same reasons as discussed in Results of Operations - Six months ended June 30, 1995 compared to six months ended June 30, 1994.

Liquidity and Capital Resources
-------------------------------

At June 30, 1995, cash and cash equivalents were $37.1 million and short-term, interest-bearing securities included in the investments caption were $1.8 million as compared with $42.1 million and $11.6 million, respectively, at December 31, 1994. The overall $15 million decrease is primarily a result of the use of funds for the acquisition of the property located at 800 Second Avenue, New York, New York (see below).

Deposits, notes and loans receivable and debentures decreased as a result of scheduled repayments.

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

On June 6, 1995 the Company invested $1 million to acquire a 13.64% equity interest in Lannair, Ltd., an Israeli company which is a developer, manufacturer and marketer of wireless local area networks (LANs) for computers, using license-free, spread spectrum radio technology.

On June 28, 1995 one of the Company's subsidiaries purchased a property on which an approximately 290,000 square-foot office building is located for approximately $45 million. The building is located at 800 Second Avenue, New York, New York and houses the Consulate of the Government of Israel in New York and many other Israel government offices as well as other tenants. The purchase was partially financed by a loan of $30 million from Bank Hapoalim B.M. at an interest rate based on the three-month London Interbank Offered Rate plus 1% which matures on the initial expiry date of June 28, 1996. At Ampal's request, the bank may, but is not required to extend the repayment of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. Notes and loans payable increased primarily as a result of the aforementioned loan. The Company financed the balance of the acquisition from its own funds.

On March 28, 1995 the Company's Board of Directors authorized the repurchase of up to 2 million shares of the Company's Class A Stock through open market purchases. At June 30, 1995 the Company had purchased 192,000 shares of its Class A Stock for approximately $1.2 million.

Ampal has agreed to sell its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd., which constitute 49% and 50% of each series, respectively, to Bank Hapoalim B.M. The sales price is approximately $20.2 million, which is slightly in excess of Ampal's carrying value for its investment. The Company obtained an opinion from an independent investment consultant that the consideration to be received in the proposed sale is fair to the Company. The sale is expected to take place on August 15, 1995.

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


Item 1.     Legal Proceedings - None.
            -----------------

Item 2.     Changes in Securities - None.
            ---------------------

Item 3.     Defaults upon Senior Securities - None.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        On July 6, 1995, at the Annual Meeting of Shareholders of
        Registrant, the following persons were elected as directors by the following vote:

         (i)   CLASS A             FOR                 AUTHORITY WITHHELD
               -------             ---                 ------------------

               H.B. Henshel        17,417,575          25,094
               H. Kronish          17,417,825          24,844
               E. Sommer           17,417,475          25,194

        (ii)   COMMON/CLASS A      FOR                 AUTHORITY WITHHELD
               --------------      ---                 ------------------

               A. Abend            34,859,118          26,220
               M. Arnon            34,860,544          24,794
               S.I. Batkin         34,860,244          25,094
               Y. Elinav           34,860,544          24,794
               I. Hochberg         34,860,544          24,794
               L. Lefkowitz        34,860,544          24,794
               S. Ravid            34,860,544          24,794
               S. Recht            34,860,417          24,921


Item 5.    Other Information - None.
           -----------------

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

   (a)  Index to Exhibits:

        Exhibit 10 - Material Contracts

         10(i) Agreement (the "Agreement") of Sale and Purchase, dated
               April 12, 1995, between Massachusetts Mutual Life Insurance Company ("Mass Mutual") and Ampal Realty Corporation, a subsidiary of Registrant ("Ampal Realty"), regarding the premises located at 800 Second Avenue, New York, New York (the "Property") (filed as Exhibit (1) to Form 8-K, dated June 28, 1995, and incorporated herein by reference. File No. 0-538.)

        10(ii) Amendment, dated June 12, 1995 to the Agreement (filed as
               Exhibit (2) to Form 8-K, dated June 28, 1995, and incorporated herein by reference. File No. 0-538.)

        Exhibit 11 - Schedule Setting Forth Computation of Earnings Per
        Class A Share........................................... Page 17

        Exhibit 27 - Financial Data Schedule.

   (b)  Reports on Form 8-K

           (i) A Report on Form 8-K, dated April 12, 1995, was filed, reporting that on April 12, 1995, Ampal Realty acquired an option to purchase the Property from Mass Mutual (the "Option").

          (ii) A Report on Form 8-K, dated June 13, 1995, was filed, reporting that on June 13, 1995, Ampal Realty had exercised the Option.

         (iii) A Report on Form 8-K, dated June 28, 1995, was filed, reporting that on June 28, 1995, Ampal Realty had purchased the Property. This Report included the following financial statements:

               (1) Statement of Revenues and Certain Expenses of the
                   Property for the Period of Nine Months Ended March 31,
                   1995.

               (2) Pro Forma Estimate of Taxable Income and Funds
                   Generated from the Property for the Period of Nine Months Ended March 31, 1995.

               (3) Pro Forma Consolidated Balance Sheet as of March 31,
                   1995.

               (4) Pro Forma Consolidated Statement of Income for the Year
                   Ended December 31, 1994.

               (5) Pro Forma Consolidated Statement of Income for the
                   Three Months Ended March 31, 1995.