Form 10-Q
period 1995-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1995-11-14
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                              ------------------

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                               ---------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      --------------------


                        Commission file number 2-5061
                                               ----------


                     AMPAL-AMERICAN ISRAEL CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                       13-0435685
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


   1177 Avenue of the Americas, New York, New York            10036
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (212) 782-2100
                                                   -------------------------



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

     The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,453,956 (as of October 31, 1995).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                               Index to Form 10-Q


                                                                 Page
                                                                 ----
Part I   Financial Information


         Consolidated Statements of Income

          Nine Months Ended September 30........................  1

          Three Months Ended September 30.......................  2

         Consolidated Balance Sheets............................  3

         Consolidated Statements of Cash Flows..................  5

         Consolidated Statements of Changes in Shareholders'
            Equity..............................................  7

         Notes to the Consolidated Financial Statements.........  9

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations......... 11


Part II  Other Information...................................... 15

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


NINE MONTHS ENDED SEPTEMBER 30,                        1995             1994
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)     (Unaudited)       (Unaudited)
                                                                     (Note 2)

REVENUES
Equity in earnings of affiliates.............       $  6,859         $  6,381
Food processing and manufacturing............         33,258           31,820
Interest:
 Related parties.............................          7,355           10,961
 Others......................................          2,646            1,556
Gains on issuance of shares by subsidiary and
 affiliate (Note 6)..........................              -            2,692
Realized and unrealized gains on investments
 (Note 5)....................................          3,030            4,524
Rental income................................          4,948            2,501
Other........................................          1,507            1,294
                                                    --------         --------
     Total revenues..........................         59,603           61,729
                                                    --------         --------

EXPENSES
Food processing and manufacturing............         33,717           29,772
Interest:
 Related parties.............................          3,051            2,732
 Others......................................          9,073           10,352
Rental property operating expenses...........          1,599              365
Other........................................          3,831            5,804
                                                    --------         --------
     Total expenses..........................         51,271           49,025
                                                    --------         --------
Income before income taxes...................          8,332           12,704
Income taxes.................................          5,260            5,665
                                                    --------         --------

     NET INCOME..............................       $  3,072         $  7,039
                                                    ========         ========

Earnings per Class A share...................          $ .11            $ .26
                                                       =====            =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)         25,076           24,318




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


THREE MONTHS ENDED SEPTEMBER 30,                      1995             1994
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)      (Unaudited)      (Unaudited)
                                                                     (Note 2)

REVENUES
Equity in earnings of affiliates.............       $  1,239         $  2,934
Food processing and manufacturing............         10,443           10,833
Interest:
 Related parties.............................          2,719            3,747
 Others......................................            712              735
Realized and unrealized gains on investments
 (Note 5)....................................          1,313            4,524
Rental income................................          3,161              924
Other........................................            538              486
                                                    --------         --------
     Total revenues..........................         20,125           24,183
                                                    --------         --------

EXPENSES
Food processing and manufacturing............         11,624            9,564
Interest:
 Related parties.............................          1,448              912
 Others......................................          2,936            3,566
Rental property operating expenses...........          1,354              123
Other........................................            914            2,496
                                                    --------         --------
     Total expenses..........................         18,276           16,661
                                                    --------         --------
Income before income taxes...................          1,849            7,522
Income taxes.................................          1,364            3,658
                                                    --------         --------

     NET INCOME..............................       $    485         $  3,864
                                                    ========         ========

Earnings per Class A share...................          $ .02            $ .14
                                                       =====            =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)         24,875           25,218


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,   DECEMBER 31,
ASSETS AS AT                                           1995           1994
-------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)      (Note 2)


Cash and cash equivalents......................   $   54,458       $   42,104



Deposits, notes and loans receivable:
  Related parties..............................       74,948           90,462
  Others.......................................        1,601            3,786



Investments (Note 5)...........................      114,879          131,537



Real estate rental property, less accumulated
 depreciation of $5,147 and $4,556 (Notes 4
 and 7)........................................       58,428           13,600



Property and equipment, less accumulated
 depreciation of $8,368 and $7,060.............       17,820           17,314



Other assets...................................       49,610           44,077
                                                  ----------       ----------













TOTAL ASSETS...................................   $  371,744       $  342,880
                                                  ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                    SEPTEMBER 30,   DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                             1995            1994
-------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)      (Note 2)

LIABILITIES
Notes and loans payable:
  Related parties (Note 4)......................  $   52,186       $   24,837
  Others........................................      18,384           19,226
Debentures......................................      80,381           84,491
Accounts and income taxes payable, accrued
 expenses and minority interests................      46,980           40,832
                                                  ----------       ----------
        Total liabilities.......................     197,931          169,386
                                                  ----------       ----------


SHAREHOLDERS' EQUITY
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 201,066 and 206,608 shares.....................       1,005            1,033

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value;  authorized 4,282,850 shares;
 issued and outstanding 1,078,429 and 1,114,927
 shares.........................................       5,392            5,575

Class A Stock, $1 par value;  authorized
 30,000,000 shares;  issued 20,977,722 and
 20,840,518 shares; outstanding 20,511,822
 and 20,840,518 shares (Note 8).................      20,978           20,841

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares...............       3,000            3,000

Additional paid-in capital......................      57,259           57,185

Retained earnings...............................      91,688           89,007
Treasury Stock, at cost (Note 3)................     (3,046)                -
Cumulative translation adjustments..............     (2,419)          (2,636)
Unrealized loss on marketable securities........        (44)            (511)
                                                 ----------       ----------
        Total shareholders' equity..............     173,813          173,494
                                                  ----------       ----------




TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $  371,744       $  342,880
                                                  ==========       ==========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                       1995             1994
-------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)     (Unaudited)
                                                                     (Note 2)


Cash flows from operating activities:
 Net income.................................        $  3,072         $  7,039
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in earnings of affiliates..........         (6,859)          (6,381)
  Gains on issuance of shares by
   subsidiary and affiliate.................               -          (2,692)
  Realized and unrealized gains on
   investments..............................         (3,030)          (4,524)
  Translation loss..........................              97              102
  Depreciation expense......................           1,996            1,628
  Amortization expense......................           3,603            3,748
  Minority interests........................         (1,774)            (115)
 (Increase) in other assets.................         (5,537)          (4,867)
 Increase in accounts and income taxes
  payable, accrued expenses and minority
  interests.................................           7,213            6,361
 Investments made in trading securities.....         (5,606)          (1,165)
 Proceeds from sale of trading securities...          12,029              783
 Dividends received from affiliates.........           3,029            4,277
                                                    --------         --------

  Net cash provided by operating activities.           8,233            4,194
                                                    --------         --------

Cash flows from investing activities:
 Deposits, notes and loans receivable
 collected:
  Related parties...........................          21,477           27,860
  Others....................................           2,322            2,845
 Deposits, notes and loans receivable
 granted:
  Related parties...........................         (3,042)          (5,899)
  Others....................................            (40)                -
 Investments made in:
  Available-for-sale securities.............         (1,339)                -
  Affiliates and others.....................        (32,039)         (18,515)
 Proceeds from sale of investments:
  Affiliates and others.....................          50,969            4,730
 Purchase of property and equipment.........         (1,908)          (1,939)
 Purchase of real estate rental property....        (45,270)                -
                                                   --------          --------

  Net cash (used in) provided by investing
   activities...............................         (8,870)            9,082
                                                   --------          --------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                          1995            1994
--------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)    (Unaudited)
                                                                       (Note 2)


Cash flows from financing activities:
 Notes and loans payable received:
  Related parties...........................        $ 32,167         $  1,077
  Others....................................           7,718            2,225
 Notes and loans payable repaid:
  Related parties...........................         (5,121)         (18,789)
  Others....................................         (8,689)          (3,824)
 Debentures issued by subsidiary............               -            4,622
 Debentures repaid..........................         (9,582)         (15,927)
 Proceeds from issuance of shares...........               -           57,296
 Proceeds from issuance of shares to
  minority interests........................              50                -
 Purchase of treasury stock.................         (3,046)                -
                                                   --------          --------

  Net cash provided by financing activities.          13,497           26,680

Effect of exchange rate changes on cash
 and cash equivalents.......................           (506)            (973)
                                                   --------         --------

Net increase in cash and cash equivalents...          12,354           38,983
Cash and cash equivalents at beginning
 of period..................................          42,104            3,178
                                                    --------         --------

Cash and cash equivalents at end of
 period.....................................        $ 54,458         $ 42,161
                                                    ========         ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties...........................        $  1,748         $  1,310
  Others....................................           4,825            5,062
                                                    --------         --------
    Total interest paid.....................        $  6,573         $  6,372
                                                    ========         ========

 Income taxes paid..........................        $  2,421         $  1,528
                                                    ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30,                        1995            1994
--------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)      (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year...................       $  1,033         $  1,068
Conversion of 5,542 and 4,521 shares into
 Class A Stock...............................           (28)             (22)
                                                   --------         --------
Balance, end of period.......................       $  1,005         $  1,046
                                                    ========         ========


6-1/2% PREFERRED STOCK
Balance, beginning of year...................       $  5,575         $  6,011
Conversion of 36,498 and 71,355 shares into
 Class A Stock...............................          (183)            (356)
                                                   --------         --------
Balance, end of period.......................       $  5,392         $  5,655
                                                    ========         ========


CLASS A STOCK
Balance, beginning of year...................       $ 20,841         $ 16,225
Issuance of shares upon conversion of
 Preferred Stock.............................            137              236
Issuance of shares in a public offering*.....              -            4,318
                                                    --------         --------
Balance, end of period.......................       $ 20,978         $ 20,779
                                                    ========         ========


ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year...................       $ 57,185         $ 10,605
Conversion of Preferred Stock................             74              142
Proceeds from issuance of shares in a public
 offering....................................              -           46,242
                                                    --------         --------
Balance, end of period.......................       $ 57,259         $ 56,989
                                                    ========         ========


RETAINED EARNINGS
Balance, beginning of year...................       $ 89,007         $ 82,079
Net income...................................          3,072            7,039
Dividends declared:
 4% Preferred Stock - $.20 per share.........           (40)             (42)
 6-1/2% Preferred Stock - $.325 per share....          (351)            (368)
                                                   --------         --------
Balance, end of period.......................       $ 91,688         $ 88,708
                                                    ========         ========


TREASURY STOCK (Note 3)
Balance, beginning of year...................       $      -         $      -
Purchase of 465,900 shares of Class A Stock
 at cost.....................................        (3,046)                -
                                                   --------          --------
Balance, end of period.......................      $ (3,046)         $      -
                                                   ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30,                       1995            1994
------------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)    (Unaudited)

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year...................      $ (2,636)        $ (2,171)
Foreign currency translation adjustment......            217            (972)
                                                    --------        --------
Balance, end of period.......................      $ (2,419)        $ (3,143)
                                                   ========         ========


UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year...................      $   (511)       $  4,300**
Transfer to trading securities...............              -          (3,800)
Write-down due to permanent impairment.......              -            (500)
Unrealized gain (loss), net..................            467            (394)
                                                    --------        --------
Balance, end of period.......................      $    (44)        $   (394)
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

   Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1994 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1994 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1994 consolidated statement of income, balance sheet and statement of cash flows have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. On March 28, 1995 Ampal's Board of Directors authorized the repurchase of up to 2 million shares of Ampal's Class A Stock through open market purchases. At September 30, 1995 Ampal had purchased 465,900 shares of its Class A Stock for approximately $3 million.

4. On June 28, 1995 one of the Company's subsidiaries purchased a property on which an approximately 290,000 square-foot office building is located for approximately $45 million. The building is located at 800 Second Avenue, New York, New York and houses the Consulate of the Government of Israel in New York and many other Israel government offices as well as other tenants. The purchase was partially financed by a loan of $30 million from Bank Hapoalim B.M. ("Hapoalim") at an interest rate based on a three-month London Interbank Offered Rate plus 1% which matures on the initial expiry date of June 28, 1996. The effective interest rate on the loan from the inception date to September 30, 1995 was 6.97%. At Ampal's request, Hapoalim may, but is not required to, extend the repayment of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. The Company financed the balance of the acquisition from its own funds. For further details, see the Company's Form 8-K dated June 28, 1995.

5. On August 15, 1995 Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd., which constituted 49% and 50% of each series, respectively, to Hapoalim. The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). Ampal obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to Ampal.

6. In March 1994, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 66.7%-owned subsidiary, conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million, net of taxes). The Company's interest in Pri Ha'emek was diluted initially to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at September 30, 1995 its interest was 57.9%. If all warrants and convertible debentures were to be exercised, the Company's interest would be diluted to 40.5%. If the Company's interest in Pri Ha'emek decreases to 50% or below, Pri Ha'emek's results will no longer be consolidated with the Company's but will be recorded by the equity method of accounting.

   During the first quarter of 1994, Granite Hacarmel Investments Ltd. ("Granite") issued additional shares upon conversions of its debentures. The Company's interest in Granite was diluted from 21.6% to 21.2% and the Company recorded a gain on issuance of shares of approximately $.3 million ($.2 million, net of taxes).

7. On November 6, 1995 Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million. In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. The Company will record a total gain of approximately $.5 million ($.3 million, net of taxes).

8. On November 8, 1995, at a Special Meeting of Shareholders of Ampal, the shareholders voted to approve an amendment to Ampal's Certificate of Incorporation increasing the number of authorized shares of Class A Stock from 30,000,000 to 60,000,000.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Nine months ended September 30, 1995 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1994:
----

Consolidated net income decreased from $7 million for the nine-month period ended September 30, 1994 to $3 million for the same period in 1995. The decrease in net income in 1995 resulted primarily from the absence of gains on issuance of shares which were recorded in 1994, lower unrealized gains on investments, greater losses incurred by the Company's food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), and higher net interest expense and effective income tax rate in 1995. These decreases were partially offset by an increase in net rental income and equity in earnings of affiliates and a decrease in other expenses in 1995.

Equity in earnings of affiliates increased for the nine months ended September 30, 1995 as compared to the same period in 1994. The earnings of the Company's 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), increased in 1995 because of realized and unrealized gains recorded on its investment in DSP Communications, Inc. as well as decreased interest expense on its CPI-linked bank borrowings in 1995 due to the lower rate of increase in the Consumer Price Index ("CPI") in Israel. Am-Hal Limited, the Company's 50%-owned affiliate which operates a luxury senior citizens center in Rishon Lezion, recorded higher earnings in 1995 resulting from a higher occupancy rate which reached 97% in 1995 and a decrease in finance expenses resulting from loan repayments. Carmel Container Systems Limited ("Carmel"), the Company's 20.4%-owned affiliate, which is a manufacturer of paper-based packaging, also reported higher earnings in 1995 because of increased sales volume and selling prices which were adjusted for the continuing increase in the price of paper on international markets in 1995. At the same time, Carmel's gross profit increased due to greater efficiency and improvements originating from investments in equipment as well as the renovation of production lines at its plants. Bay Heart Ltd., the Company's 37%-owned affiliate which owns and operates a shopping mall near Haifa, reported improved results in 1995 mainly because of lower interest expense on its CPI-linked borrowings in 1995 due to the lower rate of increase in the CPI in Israel. These increases were partially offset by losses recorded by Teledata Communication Ltd. which sustained decreased demand for its products and losses recorded by the Company's start-up affiliates. In addition, the Moriah Hotel group of companies ("Moriah") reported lower earnings because the increase in hotel operating expenses which are linked to the CPI in Israel exceeded the increase in revenues resulting from higher room and occupancy rates in 1995. Moriah's earnings also decreased due to higher income tax provisions in 1995 because of the absence of loss carryforwards, which were available in 1994.

Pri Ha'emek recorded higher losses in 1995 as compared to 1994 because of lower sales prices and increased cost of goods sold due to increases in the CPI in Israel. Because of the disappointing results, the Managing Director was replaced and additional steps are being considered.

Interest income from related parties decreased in 1995 due to the scheduled repayments of deposits, notes and loans receivable to related parties. Net interest expense increased mainly because of increased interest expense recorded on a CPI-linked loan which was refinanced in 1995 by Pri Ha'emek (prior to refinancing, the loan was linked to the U.S. dollar), and interest expense incurred in connection with the purchase of an office building located at 800 Second Avenue, New York, New York ("800 Second Avenue"). See Liquidity and Capital Resources.

The Company recorded $1.3 million and $2.7 million of unrealized gains on marketable securities and $1.7 million and $1.8 million of gains on sale of investments in the nine months ended September 30, 1995 and 1994, respectively. The aggregate fair value of trading securities amounted to approximately $4.7 million and $8.6 million at September 30, 1995 and 1994, respectively.

In the quarter ended March 31, 1994, the Company recorded gains on issuance of shares of $2.3 million by Pri Ha'emek and $.3 million by Granite Hacarmel Investments Ltd.

The increases in rental income and rental property operating expenses are attributable to the operations of 800 Second Avenue.

The decrease in other expenses is due to the decrease in minority interest in 1995 which is included in this category.

The increase in the effective income tax rate from 45% in 1994 to 63% in 1995 is attributable to changes in the components of taxable income and a reported loss of an Israeli subsidiary from which no tax benefit was available.

Three months ended September 30, 1995 compared to three months ended September
------------------------------------------------------------------------------
30, 1994:
--------

Consolidated net income decreased from $3.9 million for the three-month period ended September 30, 1994 to $.5 million for the same period in 1995. The decrease in net income in 1995 resulted primarily from lower realized and unrealized gains on investments, losses incurred by Pri Ha'emek, decreased equity in earnings of affiliates, and higher net interest expense and effective income tax rate in 1995. These decreases were partially offset by an increase in net rental income and a decrease in other expenses in 1995.

Equity in earnings of affiliates decreased primarily because of lower earnings reported by Moriah, unrealized losses on marketable securities recorded by Ophir in the third quarter of 1995 and losses recorded by the Company's start-up affiliates.

Pri Ha'emek recorded higher losses for the reasons discussed in Results of

Operations - Nine months ended September 30, 1995 compared to nine months ended September 30, 1994.

Interest income from related parties decreased and net interest expense increased for the reasons discussed in Results of Operations - Nine months ended September 30, 1995 compared to nine months ended September 30, 1994.

The Company recorded $.7 million and $2.7 million of unrealized gains on marketable securities and $.6 million and $1.8 million of gains on sale of investments in the three months ended September 30, 1995 and 1994, respectively.


The increases in rental income and rental property operating expenses are attributable to the operations of 800 Second Avenue.

Other expenses decreased because of the decrease in the amount attributed to minority interests in 1995 which is included in this category.

The increase in the effective tax rate from 49% in 1994 to 74% in 1995 is attributable to the reasons discussed in Results of Operations - Nine months ended September 30, 1995 compared to nine months ended September 30, 1994.

Liquidity and Capital Resources
-------------------------------

At September 30, 1995, cash and cash equivalents were $54.5 million and short-term, interest-bearing securities included in the investments caption were $4.8 million as compared with $42.1 million and $11.6 million, respectively, at December 31, 1994. The overall $6 million increase is primarily a result of approximately $20 million received from the sale of the Company's investment in Bank Hapoalim (Cayman) Ltd. and the expenditure of approximately $15 million for the acquisition of 800 Second Avenue (see below).

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

On June 6, 1995 the Company invested $1 million to acquire a 13.64% equity interest in Lannair, Ltd., an Israeli company which is a developer, manufacturer and marketer of wireless local area networks for computers, using license-free, spread spectrum radio technology.

On June 28, 1995 one of the Company's subsidiaries purchased 800 Second Avenue for approximately $45 million. 800 Second Avenue houses the Consulate of the Government of Israel in New York and many other Israel government offices as well as other tenants. The purchase was partially financed by a loan of $30 million from Bank Hapoalim B.M., at an interest rate based on the three-month London Interbank Offered Rate plus 1%, which matures on the initial expiry date of June 28, 1996. The effective interest rate on the loan from the inception date to September 30, 1995 was 6.97%. At Ampal's request, the bank may, but is not required to, extend the repayment of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. Notes and loans payable increased primarily as a result of the aforementioned loan. The Company financed the balance of the acquisition from its own funds.

On August 15, 1995 Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd., which constituted 49% and 50% of each series, respectively, to Bank Hapoalim B.M. The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). Ampal obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to Ampal.

On September 21, 1995 the Company invested $1.3 million to acquire a 20.6% equity interest in Barshar, Ltd. ("Barshar") and three-year options to acquire up to an additional 5.7% equity interest. Barshar is an Israeli high-technology company which has developed software packages based on optimization models which allow savings in the cost of distribution and increased management control over routing of products and people. Barshar's products have been marketed primarily in Israel and it expects to use the proceeds of the Company's investment to expand into world markets.

On March 28, 1995 Ampal's Board of Directors authorized the repurchase of up to 2 million shares of Ampal's Class A Stock through open market purchases. At September 30, 1995 Ampal had purchased 465,900 shares of its Class A Stock for approximately $3 million.

On November 6, 1995 Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million. In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. The Company will record a gain of approximately $.5 million ($.3 million, net of taxes).

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


Item 1.   Legal Proceedings - None.
          -----------------

Item 2.   Changes in Securities - None.
          ---------------------

Item 3.   Defaults upon Senior Securities - None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On November 8, 1995, at a Special Meeting of Shareholders of Registrant, the shareholders voted to approve an amendment to Registrant's Certificate of Incorporation increasing the number of authorized shares of Class A Stock from 30,000,000 to 60,000,000 by the following vote:

          FOR            AGAINST             ABSTAIN
          ---            -------             -------

          20,448,688     13,242              4,413

Item 5.   Other Information - None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)    Index to Exhibits:

          Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Class
          A Share...................................................... Page 16

          Exhibit 27 - Financial Data Schedule.

   (b)    Reports on Form 8-K - None.

                                                                      Exhibit 11


               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

        SCHEDULE SETTING FORTH COMPUTATION OF EARNINGS PER CLASS A SHARE
        ----------------------------------------------------------------



NINE MONTHS ENDED SEPTEMBER 30,                   1995            1994
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)  (Unaudited)     (Unaudited)

Weighted average number of shares
  outstanding:
    4% Preferred......................            205              212
    6-1/2% Preferred..................          1,102            1,150
    Class A...........................         20,745           19,808
    Common............................          3,000            3,000
                                              =======          =======


Weighted average number of shares out-
  standing assuming conversion of pre-
  ferred stock into Class A shares:

    Class A...........................         25,076   89.31%  24,318   89.02%
    Common............................          3,000   10.69    3,000   10.98
                                              -------  ------- -------  -------
                                               28,076  100.00%  27,318  100.00%
                                              =======  ======= =======  =======

     NET INCOME.......................        $ 3,072          $ 7,039
                                              =======          =======



Allocation of net income on the
  basis of the respective dividend
  rights of the above classes of
  stock, pro rata:
    Class A...........................        $ 2,744   89.31% $ 6,266   89.02%
    Common............................            328   10.69      773   10.98
                                              -------  ------- -------  -------
                                              $ 3,072  100.00% $ 7,039  100.00%
                                              =======  ======= =======  =======


 Earnings per Class A share...........          $ .11            $ .26
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





                                     AMPAL-AMERICAN ISRAEL CORPORATION



                                     By:/s/ Lawrence Lefkowitz
                                     ---------------------------------
                                        Lawrence Lefkowitz
                                        President
                                        (Principal Executive Officer)



                                     By:/s/ Alan L. Schaffer
                                     ---------------------------------
                                        Alan L. Schaffer
                                        Vice President - Finance
                                          and Treasurer
                                        (Principal Financial Officer)



                                     By:/s/ Alla Kanter
                                     ---------------------------------
                                        Alla Kanter
                                        Vice President - Accounting
                                          & Controller
                                        (Principal Accounting Officer)


Dated:  November 14, 1995