Form 10-K
period 1995-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1996-04-01
CIK 731859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ----------------------
                                    FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               ---------------------
(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
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

         Registrant's telephone number, including area code: (212) 782-2100.

             Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        ------------------            -----------------------------------------
 Class A Stock                                   American Stock Exchange
 Warrants to purchase shares of Class A Stock      American Stock Exchange

                  Securities registered pursuant to Section 12(g) of the Act:
                                  Class A Stock
                    4% Cumulative Convertible Preferred Stock
                  6 1/2% Cumulative Convertible Preferred Stock
                               (Titles of Classes)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

- -------------------------------------------------------------------------------

        The number of shares outstanding of each of the issuer's classes of common stock is: Common- 3,000,000; Class A- 20,497,124 (as of March 20,
1996).

        The aggregate market value of the voting stock held by nonaffiliates of the registrant is $60,698,244 (as of March 20, 1996).

===============================================================================

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                      OF AMPAL-AMERICAN ISRAEL CORPORATION



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

        The Company acquires interests in businesses located in the State of Israel or that are Israel-related. An important objective of Ampal is to make investments in companies that take advantage of growth in Israel's domestic economy. The Company has diversified interests in the following sectors: hotels and leisure-time, real estate, finance, energy distribution, basic industry and high technology and communications.

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

        The Company generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have a significant influence in the management and operation of that company. The Company often seeks investment partners who have expertise in the business in which an investment is being made or whose operations and associations provide the investee company with additional markets, sources of supply, financing or other competitive advantages. The Company sometimes makes investments with or through affiliated companies. Frequently, the Company enters into arrangements with its investment partners or with the company in which it is investing in order to ensure board representation or other rights relating to its investments. Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, and its wholly-owned subsidiary Atad Hevra Lehashkaot Limited ("Atad") are currently Ampal's controlling shareholders and Hapoalim is currently the Company's principal lender. Members of the Hapoalim group of companies, including Investment Company of Bank Hapoalim Ltd., sometimes invest jointly with the Company. See "Recent Developments."

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

        Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the American Stock Exchange ("AMEX"), or quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), NASDAQ National Market System ("NASDAQ NMS") or Tel Aviv Stock Exchange ("TASE"). For further information with respect to the investees, see below.


                                                                                         PERCENTAGE
                                                                                          AS OF
INDUSTRY SEGMENT                                       PRINCIPAL BUSINESS            DECEMBER 31, 1995
- ----------------                                       ------------------------      -----------------

HOTELS AND LEISURE-TIME
Coral World International Limited..................      Underwater Observatories                  50.0
                                                          and Marine Parks
Country Club Kfar Saba Limited.....................      Country Club Facility                     51.0
Hod Hasharon Sport Center (1992)                         Country Club Facility                     50.0
  Limited Partnership..............................
Moriah Hotels Ltd. ................................      Hotel Chain                               46.0

REAL ESTATE, FINANCE AND OTHER HOLDINGS
  Am-Hal Ltd.......................................     Senior Citizen Facility                    50.0
  Ampal Development (Israel) Ltd...................     Holding Company                           100.0
  Ampal Financial Services Ltd.....................     Holding Company                           100.0
  Ampal (Israel) Ltd...............................     Holding Company                           100.0
  Ampal Realty Corporation.........................     Commercial Real Estate                     95.0
  Bay Heart Limited................................     Shopping Mall Owner/Lessor                 37.0
  Epsilon Investment House Ltd.....................     Investment Bank                            20.0
  Etz Vanir Ltd. and Yakhin Mataim Ltd.............     Citrus Groves                              50.0
  Industrial Buildings Corporation Ltd.                 Industrial Real Estate                      5.6(1)
  (TASE)...........................................
  Nir Ltd..........................................     Holding Company                            99.9
  Ophir Holdings Ltd. ("Ophir")....................     Holding Company                            42.5
  Renaissance Israel...............................     Investment Fund                            15.0
  Shmey-Bar Group..................................     Commercial Real Estate                      7.1(2)

ENERGY DISTRIBUTION
  Granite Hacarmel Investments Ltd. (TASE)              Distribution of Refined                    21.3
                                                         Petroleum Products
BASIC INDUSTRY
  Carmel Container Systems Limited (AMEX:               Packaging Materials and                    20.4
   "KML")..........................................     Carton Production
  Davidson-Atai Publishers Ltd.                         Publications                               20.7
  M.D.F. Industries Ltd............................     Medium Density Fiber Products              50.0
  Orlite Industries (1959) Ltd. (TASE).............     Composite Material Products                22.8(3)
  Paradise Mattresses (1992) Ltd...................     Mattresses and Fold-out Beds               85.1
  Pri Ha'emek (Canned and Frozen Food) 88
    Ltd............................................     Frozen and Canned Food                     58.2


                                                                                            PERCENTAGE
                                                                                               AS OF
INDUSTRY SEGMENT                                         PRINCIPAL BUSINESS             DECEMBER 31, 1995
- ----------------                                         ------------------             -----------------


HIGH TECHNOLOGY AND COMMUNICATIONS
  Breeze Wireless Communications Ltd...............     Wireless Local Area Network                13.6
  Comfy Interactive Movies Ltd. ...................     Computer Technology for Children            9.5(4)
  Courses Investment in Technology Ltd.............     Venture Capital Fund                        4.6(5)
  Idan Software Industries I.S.I. Ltd.                  Telecommunications Services                 7.9
   (NASDAQ: "IDANF")...............................
  Mercury Interactive Corporation                       Automated Software Quality                  0.6
   (NASDAQ NMS: "MERQ")............................      Products
  Memco Software Ltd...............................     Software Products                           7.7(6)
  M-Systems Flash Disk Pioneers Ltd.                    Data Storage Media                          4.1
   (NASDAQ: "FLSHF")...............................
  Qronus Interactive Israel (1994) Ltd.............     Automated Software Quality                 11.7(7)
                                                         Products
  Teledata Communication Ltd. (NASDAQ NMS:              Telecommunications Systems                 10.4(8)
   "TLDCF")........................................
  Trinet Venture Capital Fund Ltd..................     Venture Capital Fund                       50.0
  U.D.S. - Ultimate Distribution
    Systems Ltd....................................     Distribution Software                      21.9

- ------------

 (1)    The Company's ownership reflects 42.5% of Ophir's 13.3% ownership of Industrial Buildings.

 (2)    The Company's ownership reflects 42.5% of Ophir's holdings of 16.7% in each of the following three companies:  Shmey-Bar (I.A.) 1993 Ltd.; Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar Real Estate 1993
        Ltd.

 (3)    The Company's ownership includes 22.7% of Orlite owned directly and 42.5% of Ophir's .2% ownership of Orlite.

 (4)    The Company's ownership includes 5.8% of Comfy owned directly and 50% of Trinet's 7.4% ownership of
        Comfy.

 (5)    The Company's ownership includes 2.5% of Courses Investment owned directly and 42.5% of Ophir's 5%
        ownership of Courses Investment.

 (6)    The Company's ownership reflects 42.5% of Ophir's 18% ownership of Memco.

 (7)    The Company's ownership includes 11.5% of Qronus owned directly and .6% of Mercury's 42.1%
        ownership of Qronus.

 (8)    The Company's ownership includes 2.2% of Teledata owned directly and 42.5% of Ophir's 19.2%
        ownership of Teledata.

SIGNIFICANT RECENT DEVELOPMENTS SINCE BEGINNING OF LAST FISCAL YEAR

HAPOALIM'S PROPOSED SALE OF CLASS A STOCK AND EQUALIZATION OF COMMON STOCK

        In February 1996, Hapoalim, which, as of March 20, 1996, beneficially owned 100% of Ampal's Common Stock and 50.3% of its outstanding Class A Stock, announced that its Board of Directors had authorized it to conduct negotiations with the Steinmetz family ("Steinmetz") with a view to reaching an agreement based on Steinmetz's proposal to acquire a portion of Hapoalim's interest in Ampal at a price that reflects a valuation of Ampal which exceeds its current market value.

        In addition, Hapoalim has proposed to Ampal that they enter into a transaction to equalize the voting, dividend and liquidation rights of Ampal's Common Stock with those of the Class A Stock. The proposed sale of the Class A Stock and equalization are part of Hapoalim's effort to comply with Israeli banking law by decreasing Hapoalim's holdings in and means of control over Ampal to 25% or less by December 31, 1996. See "Certain United States and Israeli Regulatory Matters - Israeli Banking Regulations," for a discussion of further reductions in Hapoalim's ownership of Ampal that may be required under Israeli law.

        Hapoalim has expressed its view that, in any such equalization, it should be compensated for giving up its special voting rights as a holder of Common Stock by receiving more than one share of Class A Stock or its equivalent in exchange for each share of Common Stock. Hapoalim has also indicated that in the event Hapoalim and Ampal are unable to agree on a mutually acceptable equalization transaction, Hapoalim would consider selling the Common Stock.

        Ampal's Board of Directors has formed a "Special Committee," consisting of five outside directors, to consider Hapoalim's request to equalize the Common Stock, and to negotiate, approve or disapprove any such transaction on Ampal's behalf. The Special Committee has retained independent counsel and an independent investment bank to advise it in connection with Hapoalim's proposal. The Special Committee has not yet made any decision with respect to such proposal.

        Hapoalim is the Company's principal lender and members of the Hapoalim group of companies, including Investment Company of Bank Hapoalim Ltd., sometimes invest jointly with the Company. See "Certain Relationships and Related Transactions." The Company is unsure of what effect the reduction of Hapoalim's interest in Ampal will have on these relationships.

        In addition, Ampal may lose certain rights granted under a stockholders agreement to select directors to the board of Granite Hacarmel Investments Ltd. ("Granite") if Hapoalim no longer controls Ampal. If Ampal loses these rights, Ampal may no longer be able to account for its holdings in Granite under the equity method of accounting. Furthermore, if Ampal is no longer controlled by Hapoalim, then under the terms of a shareholders agreement between Ampal and the other shareholder of Coral World International Limited ("Coral World"), Ampal may be required to seek to sell its shares of Coral World to an outside person (subject to a right of first refusal by the other shareholder) or, failing that, to sell its shares to the other shareholder at a price equal to the greater of the book value or seven times the previous year's earnings per share. See "Energy Distribution - Granite Hacarmel Investments Ltd." and "Hotels and Leisure-Time - Coral World International Limited."

PURCHASE OF 800 SECOND AVENUE

        In June 1995, Ampal Realty Corporation, a newly formed corporation, purchased a real property on which an approximately 290,000 square-foot office building is located for approximately $45 million. The building is located at 800 Second Avenue, New York, New York. See "Real Estate, Finance and Other Holdings - Ampal Realty Corporation."

SALE OF BANK HAPOALIM (CAYMAN) LTD.

        In August 1995, the Company sold its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd., which constituted 49% and 50% of each series, respectively, to Hapoalim. The sales price was $20.3 million, which was slightly in excess of the Company's carrying value for its investment. See "Certain Relationships and Related Transactions."

AUTHORIZATION OF ADDITIONAL CLASS A STOCK

        On November 8, 1995, at a Special Meeting of Shareholders of Ampal, the shareholders voted to approve an amendment to Ampal's Certificate of Incorporation increasing the number of authorized shares of Class A Stock from 30,000,000 to 60,000,000.

STOCK REPURCHASE PROGRAM

        In March 1995, the Board of Directors of Ampal approved the repurchase by Ampal of up to 2 million shares of its Class A Stock, at market prices from time to time. As of December 31, 1995, Ampal had repurchased 605,400 shares of its Class A Stock at an average price of $6.32 per share. On February 21, 1996, in connection with developments regarding Hapoalim's ownership of Ampal's equity, Ampal announced that it had temporarily suspended purchases under this program. See "Hapoalim's Proposed Sale of Class A Stock and Equalization of Common Stock."

        For a discussion of other developments regarding the Company's investees and affiliates, see below.

HOTELS AND LEISURE-TIME
- -----------------------

CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

        Coral World, which is 50%-owned by the Company, owns or controls marine parks in Eilat (Israel), St. Thomas (United States Virgin Islands), Nassau (Bahamas), which also includes a 22-villa luxury hotel, and Perth and Manly (Australia). Coral World's marine parks, other than those in Australia, are located within or next to coral reefs and visitors at these parks view marine life in its natural coral habitat through large underwater windows. Coral World's marine parks in Perth and Manly, Australia allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World's food and beverage facilities and retail outlets are a significant revenue source. Coral World employed a total of 215 persons as of December 31, 1995.

        In 1995, Coral World's parks had a total of approximately 1.2 million visitors. In September 1995, Coral World's marine park in St. Thomas was damaged by two hurricanes and was closed. $1.1 million will be recovered under an insurance policy. Coral World is in a dispute with another insurance company and its agent with respect to its claim for up to $1.2 million of additional coverage. It is too early to determine the outcome of this dispute or when this park will be re-opened. Coral World's marine park in Nassau has suffered substantial losses due to heavy competition and it is considering the sale of this park.

        Coral World is planning a new park in Maui, Hawaii.

COUNTRY CLUB KFAR SABA LIMITED ("KFAR SABA")

        Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse.

        The Club, which has a capacity of 2,000 member families, had approximately 1,900 member families for each of the 1994/95 and 1995/96 seasons. The construction cost of the Club was $5.2 million, which was financed principally with debt which is expected to be repaid by 2000. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP ("HOD HASHARON")

        On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million.

        Hod Hasharon operates a similar country club facility (the "H.H. Club") in Hod Hasharon, a town adjacent to Kfar Saba. The H.H. Club, which has a capacity of 1,600 member families, had approximately 1,345 member families for the 1995/96 season compared with 650 member families for the 1994/95 season. The H.H. Club, which opened in July 1994, was constructed at a cost of $4.8 million, of which $2.1 million was borrowed from banks.

MORIAH HOTELS LTD. ("MORIAH")

        Moriah, which is 46%-owned by the Company, is one of the largest hotel chain in Israel based both upon the number of rooms and the number of locations.

        The following chart provides certain information with respect to hotels Moriah owns or operates:

                                         NO. OF          MORIAH'S
LOCATION            CATEGORY              ROOMS          INTEREST
- --------            --------              -----          --------
Jerusalem           Luxury                 295           Owns
Eilat               Luxury                 325           Owns
Dead Sea            Luxury                 200           Owns
Tel Aviv            Luxury                 350           Leases(1)
Tiberias            Luxury                 270           Leases(2)
Dead Sea            First Class            195           Manages(3)
Zichron Yaakov      Economy                110           Manages(3)
Nazareth            Economy                110           Manages(3)

                                         -----
Total                                    1,855


- -----------
(1) Net lease which expires in 2006.
(2) Net lease which expires in 2001.
(3) Management agreement which expires in 2004.

        Moriah's competitive position has been enhanced by operating out of more locations than any other chain in Israel, improving its facilities and providing high quality service to its guests. During 1995, Moriah spent approximately $6 million on general improvements and renovations, including $3 million on the Tel Aviv hotel. The Tel Aviv hotel, which is undergoing a $13 million renovation, of which $3 million is to be provided by the landlord, was closed in November 1995 and is expected to reopen in the Spring of 1996.

        Tourist arrivals in Israel during 1995 and 1994 were 2.5 million and 2 million, respectively. Moriah's occupancy rate was 72% (75%, exclusive of the economy hotels) in 1995 and 68% (73%, exclusive of the economy hotels) in 1994. The average occupancy rate in the Israeli hotel industry during 1995 was 68% and during 1994 was 65%. Moriah's average room rate (expressed in dollars) rose by 4.6% in 1995 compared to 1994, reflecting improved competitive conditions.

        Moriah's competitive position could be adversely affected by economic changes in foreign countries, construction of new hotels in locations which compete with Moriah's hotels or unrest in Israel or other areas of the Middle East. As a result of the significant rise in tourism in Israel in recent years, additional hotels have been or are being constructed and competition is expected to intensify.

        Moriah employed approximately 1,650 persons as of December 31, 1995.

        The Moriah-owned Dead Sea hotel is located on the shore of a pool adjacent to the Dead Sea. Because of industrial activities at the pool, its water level has been rising to levels that threaten the hotel structure. Moriah litigated the costs of protective measures and compensatory damages. As a result of a settlement of the litigation in 1995, all actions and counter-actions filed by the parties to the litigation were withdrawn, however, Moriah retained the right to sue Dead Sea Works, one of the original defendants in the litigation, for damages due to any further rise in the sea level.

        In December 1995, Moriah entered into a strategic agreement with Radisson SAS, the international hotel chain, pursuant to which Moriah has been granted a 30-year exclusive franchise in Israel. Moriah's hotels have been renamed to include the Radisson name and are now included in the Radisson reservation network. The agreement also grants Moriah the right to operate hotels in Jordan under the name Radisson Moriah.

REAL ESTATE, FINANCE AND OTHER HOLDINGS

        In Israel, most land is owned by the Israeli Government. In this Report, reference to ownership of land means either direct ownership of land or a long-term lease from the Israeli Government, which is in most respects regarded in Israel as the functional equivalent of ownership. It is the Israeli Government's policy to renew its long-term leases (which usually have a term of 49 years) upon their expiration.

AM-HAL LTD. ("AM-HAL")

        Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles from Tel Aviv. The center, which was completed in March 1992, includes 159 apartments which were fully occupied on December 31, 1995, compared with 88%-occupied on December 31, 1994, an 80-bed geriatric ward which is fully occupied, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward, with a minimum rent of $325,000 per year.

        The Company and a subsidiary of The Israel Corporation, a major Israeli holding company, each own 50% of Am-Hal. The aggregate cost of the center was approximately $21 million, and was financed principally by loans made or guaranteed by the shareholders and refundable tenant deposits. These loans have been repaid.

        Due to the success of this project, and the increased demand for its services, the Company is searching for suitable locations for similar projects in the greater Tel Aviv area.

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

        It has recently been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by the two development banks and the finance subsidiary were substantially similar to the lending practices of the other Israeli banks and, to that extent, the Company may be subjected to the same possible claims. One claim in the amount of NIS 2.7 million (approximately $900,000 at current exchange rates) has already been asserted. It is too early to determine the extent of any additional claims which may be asserted in this regard or the outcome of any such claims. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. The Company expects to vigorously defend the claim which has been asserted in the event it results in litigation and believes that the applicable statute of limitations constitutes a bar to all but a relatively small portion of the claim. See "Certain Relationships and Related Transactions."

        Ampal Development owns five commercial properties located in Israel aggregating approximately 37,000 square feet. Four of these properties are net leased to Hapoalim. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet. Three of these properties are net leased to Hapoalim. Ampal Financial owns two commercial properties located in Israel aggregating approximately 7,000 square feet. Both of these properties are net leased to Hapoalim. See "Certain Relationships and Related Transactions." For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of the Holding Companies, see "Certain United States and Israeli Regulatory Matters-Certain Israeli Real Estate Tax Matters."

        The Holding Companies hold interests in other companies discussed elsewhere in this Report and also make loans to these and other investees in furtherance of their businesses.

        Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $39 million of these debentures were outstanding as of December 31, 1995. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

        Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 57,000 square-foot commercial property located in Tel Aviv which houses its principal offices. A portion of this property is net leased to Hapoalim and another portion is net leased to Moriah. See "Certain Relationships and Related Transactions." Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this Report.

AMPAL REALTY CORPORATION ("AMPAL REALTY")

        In June 1995, Ampal Realty, a newly formed corporation, purchased a real property on which an approximately 290,000 square-foot office building is located for approximately $45 million. The building is located at 800 Second Avenue, New York, New York. The building is 46%-occupied by the Consulate of the Government of Israel in New York and many other Israel government offices under a lease which expires on December 31, 2009, with an option by the lessee to extend for an additional six years.

        The purchase was partially financed by a loan of $30 million from Hapoalim at an interest rate based on a three-month London Interbank Offered Rate plus 1% which matures on the initial expiry date of June 28, 1996. As originally contemplated, Ampal Realty has requested and Hapoalim has agreed, to extend the repayment of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. Ampal guaranteed $20 million of this loan.

        As of December 31, 1995 and the date of purchase, the building was 74% and 85% occupied, respectively. During 1996, Ampal Realty is planning to upgrade the lobby, elevators and air conditioning system in the building.

        The Company owns 95% of Ampal Realty. An unrelated party owns the remaining 5% of Ampal Realty and also has an option to purchase 1% of Ampal Realty from the Company. The Company and the other party have entered into a shareholders' agreement which requires each of them to provide financing and guarantees on a basis pro rata to its percentage shareholding in Ampal Realty.

        From the date of purchase of 800 Second Avenue on June 28, 1995 through December 31, 1995, Ampal Realty recorded approximately $4.3 million in rent.

BAY HEART LIMITED ("BAY HEART")

        Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 57,600 square feet of retail and approximately 17,750 square feet of storage and other space expiring in 2001. Approximately 98% of the Mall premises is now occupied, primarily under two-year leases, except for anchor tenants. The total cost of the Mall was approximately $53 million, which was financed principally with debt. The Company owns 37% of Bay Heart.

        Bay Heart owns a 50% interest in 90,000 square feet of land adjacent to the Mall. The remaining 50% interest is held by an unrelated group of investors with whom Bay Heart entered into a joint venture agreement. Bay Heart also owns 30,000 square feet of land adjacent to the Mall. These plots of land are intended to be used for the construction of an addition to the Mall.

        Bay Heart is a party to a Letter of Intent with both the Ports and Railways Authority and a subsidiary of the Egged bus company regarding the establishment of a joint company, in which each will be equal investors, for the construction of a transportation and business complex next to the Mall. This project will include the construction of both a bus terminal and train station. The land for this project is owned by the Ports and Railways Authority which is expected to make it available to the joint company.

        See "Certain United States and Israeli Regulatory Matters-Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Bay Heart.

EPSILON INVESTMENT HOUSE LTD. ("EPSILON")

        In January 1995, the Company invested $1.5 million and acquired 20% of Epsilon and its affiliate Renaissance Investment Company Ltd. ("Renaissance") Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

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

        Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal") which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, Ampal has requested that an Israeli court declare the agreement null and void, and in its response Yakhin Hakal has stated that the companies owe it approximately $4 million for services it has rendered to the companies. The court ruled that Ampal and Yakhin Hakal should jointly appoint an additional director of these companies, who will cast the deciding vote in cases of dispute. Yakhin Hakal has filed an appeal and requested a stay concerning the implementation of the court's ruling. The appeal was denied by the Israeli Supreme Court. The parties have agreed to request that the court appoint the additional director. These companies have not reported their financial results to Ampal since 1990 and therefore, these financial results have not been included in the Company's financial statements.

        In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding seeking to cause Etz Vanir and Yakhin Mataim to redeem perpetual debentures owned by Ampal for approximately $700,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. Ampal is contesting this legal proceeding. A hearing is scheduled to be held in April 1996. See "Legal Proceedings."

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

        Industrial Buildings owns approximately 11.2 million square feet of space in industrial buildings throughout Israel. It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property.

        The buildings which are owned by Industrial Buildings are leased to approximately 2,300 lessees under net leases having terms of up to ten years. See "Conditions in Israel-Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Industrial Buildings. The average occupancy rate in buildings owned or leased by Industrial Buildings was approximately 91% at December 31, 1995.

        Industrial Buildings' plans include building a project in the Tel Aviv area comprising approximately 490 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 150,000 square feet and parking facilities of approximately 920,000 square feet.

        Approximately 7.5% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the ongoing peace process will have an effect on this space.
See "Conditions in Israel."

        Industrial Buildings was founded as an Israeli Government company in 1961. In 1988, Industrial Buildings first offered its shares to the public and its shares are traded on the TASE. In 1993, the Government of Israel privatized the company by selling its 51.3% stake in Industrial Buildings. Since the privatization, Industrial Buildings has focused on improving financial results, by decreasing staff and overhead costs and aggressively negotiating lease renewal terms. Mivnat Holdings Ltd. ("Mivnat"), a holding company in which Ophir has a 25% interest, purchased the Government's interest in Industrial Buildings. Ophir's investment in the holding company was approximately $50 million. Ampal owns 42.5% of Ophir. Industrial Buildings' policy is to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 1996. In December 1995, Industrial Buildings paid Mivnat a dividend of approximately NIS 46 million ($14.7 million).

        Ophir's interest in the holding company and the holding company's interest in Industrial Buildings are subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the acquisition. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then due borrowings.

        Industrial Buildings had a staff of approximately 48 permanent employees as of December 31, 1995.

OPHIR HOLDINGS LTD. ("OPHIR")

        Ophir is a holding company that holds interests in Teledata Communication, Ltd. and Industrial Buildings which are discussed elsewhere in this Report. In addition, Ophir has invested in two unaffiliated mutual funds and a newly-formed biotechnology company.

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

        Ophir is 42.5%-owned by the Company and since September 30, 1993, its results have not been consolidated in the Company's financial statements. They are now recorded by the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations."

        The Company and the Investment Company of Bank Hapoalim are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal.

        Ophir has developed approximately 60,000 square feet of office and commercial space and approximately 59,000 square feet of parking space on property owned by it in Petach Tikva, Israel. Ophir has begun marketing the space for sale or rental purposes. The estimated cost of this project is $6 million.

        Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they intend to develop a 120,000 square-foot building for both industrial and commercial uses. The estimated cost of development of this project is $5 million. Ophir's share of the property and joint venture is 70%.

        Ophir owns a 16.7% interest in the Shmey-Bar group of companies ("Shmey-Bar"). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. ("Hamashbir Hamerkazi") for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir's interest in Shmey-Bar was acquired with a nominal investment accompanied by a $2 million shareholder's loan.

        Ophir is, through a wholly-owned subsidiary, a limited partner in Clark/67 Associates L.P. ("Clark/67") which purchased an office building in New Jersey for $3.2 million. Ophir invested $250,000 of Clark/67's $500,000 capital and in return for providing a guarantee for Clark/67's $2.7 million bank loan, received a mortgage on this property.

        In September 1994, Ophir acquired a 10% interest in Memco Software Ltd. ("Memco") for $1.25 million. In July 1995, Ophir exercised options to acquire an additional 10% interest in Memco for $1.25 million. Simultaneously, an unrelated company, Platinum Technology Inc., acquired a 10% equity interest in Memco for $4 million, diluting Ophir's interest to 18%. Platinum also paid Memco $6 million for non-exclusive marketing rights regarding the software produced by Memco on a worldwide basis, except for the United States. Memco is engaged in the development and manufacturing of software products which secure open systems based on UNIX. Their products are currently being tested in Israel and elsewhere. In October 1994, Memco established a wholly-owned subsidiary which markets, and supplies support and maintenance for, its products in the United States.

        In December 1994, Ophir invested approximately $6 million and acquired 33% of a 60,000 square-foot property in Tel Aviv. The owners of the property have begun construction of a building on the property consisting of 229,000 square feet of office space, 22,000 square feet of commercial space and 500 parking spaces at a total cost of approximately $30 million. In addition, Granite Hacarmel Investments Ltd. invested $3 million and acquired 17% of this property.

        In September 1995, Ophir acquired a 10% interest in a joint venture which has agreed to purchase 4.4 million square feet of land near Haifa for approximately $15 million, on which the parties intend to develop a commercial real estate project for rent. Ophir has obligated itself to invest up to $1.5 million in the first stage of this project and its share of development costs is estimated to be as much as $30 million.

RENAISSANCE ISRAEL

        In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC. (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. As of December 31, 1995, Renaissance Israel and the Renaissance Fund had committed capital of $20.3 million and $135.2 million, respectively. The Company had invested an aggregate of $1,325,000 in Renaissance Israel as of December 31, 1995. The Company has a representative on the Executive Committee of the Renaissance Fund and is entitled to certain potential co-investment opportunities.

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

        In March 1995, the Funds invested a total of approximately $8 million and acquired 25.1% of Clalcom Ltd. ("Clalcom"). The Company's interest and share of the investment in Clalcom is 0.7% and $250,000 respectively. Clalcom is engaged in the telecommunications business in Israel and is expected to take part in a bid to be the second international telecommunications carrier in Israel.

ENERGY DISTRIBUTION

GRANITE HACARMEL INVESTMENTS LTD. ("GRANITE")

        Granite owns the Sonol group of companies, the third largest Israeli distributor of refined petroleum products. Supergas, a wholly-owned subsidiary of Granite, is the third largest marketer and distributor in Israel of liquefied petroleum gas. Through its subsidiaries, Granite also manufactures and markets lubricating oils and automotive batteries.

        During 1995, Sonol added five new public gas stations to its network and as of December 31, 1995, Sonol supplied petroleum products to 151 public gas stations in Israel, of which 105 are owned by or leased to Sonol. Sonol sold approximately 2.4 and 1.8 million metric tons of refined petroleum products and lubricating oils in 1995 and 1994, respectively. The main source of the increase was additional sales to large customers.

        Prior to 1988, Sonol and the other two major fuel companies had a monopoly in the importation of oil into and the distribution of gasoline, fuel and diesel oil in Israel. Since 1988, the Israeli government licensed new fuel companies and also allowed Oil Refineries Ltd., the sole oil refinery operator in Israel, and large industrial customers, such as Israel Electric Corp., to engage in the importation of oil. As a result, Granite's share in the refined petroleum products market has declined and may decline further and discounts and customer credits have increased. Beginning in 1992, the Israeli government lifted price controls on many of the fuel products sold outside of public service stations, and from July 1993 price controls were removed from all products, except 95 and 96 octane gasolines sold to and in public service stations. The price control on sales of those products to public service stations was lifted in October 1993, so that the only remaining price controls apply to sales by the stations to the public of 95 and 96 octane gasolines. Prices of products sold by the Refineries to Sonol and the other petroleum marketing companies remain under government control.

        During 1994, a law was passed canceling certain zoning limitations and permitting new gas stations in locations not previously permitted. Also, proposals for legislation were submitted which would limit the maximum duration of supply and leasing contracts between the oil marketing companies and gas station owners.

        Sonol, as well as the Paz and Delek fuel marketing companies, appealed the June 1993 ruling of the Controller of Restrictive Trade Practices which declared that the exclusive agreements entered into between the fuel marketing companies and filling station owners are restrictive trade agreements. The appeal is now pending in Restrictive Trade Practices Court in Jerusalem.

        On December 14, 1995, the Controller of Restrictive Trade Practices amended the above ruling following a compromise arrangement reached with Sonol and Paz in their above-mentioned appeals. Under the terms of the compromise arrangement, Sonol will release 36 stations not subject to an "Accepted Leasing Agreement" as defined in the arrangement and the Controller will rescind his ruling regarding other stations in which Sonol is party to such an "Accepted Leasing Agreement" and Sonol will withdraw its appeal. The implementation of the compromise arrangement is subject to possible objections by interested parties. Objections contesting the compromise arrangement have been filed both with the Controller and in the courts, and the arrangement as well as the appeals of Sonol and Paz have been suspended until the final ruling by the courts regarding the objections. Although Granite is unable to determine the effect of these changes on future sales volumes and profits, their impact may be material.

        In order to attempt to offset adverse effects of reforms in the energy market, Sonol continues to emphasize improving efficiency through modernization and aggressive but selective expansion. Furthermore, Granite is pursuing a policy of diversification. In 1993, Granite established a subsidiary, Granite Hacarmel Properties (1993) Ltd. ("Granite Properties") which invests in real estate projects in Israel. During 1995, Granite Properties invested approximately $8.5 million in commercial real estate projects. In early 1996, Granite Properties, through a subsidiary, entered into an agreement to invest approximately $22 million to acquire 10% of the equity of Nitzba Holdings Ltd., a company mainly involved in holding and developing real estate projects.

        Sonol is negotiating to acquire franchises from international convenience store and fast food chains. In addition, Sonol, through a subsidiary received exclusive rights in Israel for the sale of car wash machines and fuel pumps. Furthermore, Sonol has implemented self-operation of public service stations. As of December 31, 1995, 11 such stations were operated by Sonol and this figure is expected to increase significantly during 1996.

        During 1995, as a result of additional purchases of shares by the Company, the Company's ownership of Granite increased to 21.3%, as of December 31, 1995. The Company also owns warrants to purchase additional shares in Granite. Depending upon whether and to what extent the Company and the public exercise their warrants and debenture conversion rights, the Company's ownership of the equity of Granite could be reduced to 15.7%. The Company is party to an agreement with the other shareholders of Granite which expires on February 8, 1998, and which entitles the Company to appoint three of the eleven members of Granite's board. The Company and these shareholders, who currently collectively own an aggregate of 83.2% of Granite, have also agreed to certain restrictions on transfer and to vote together at general meetings of Granite's shareholders. This agreement is terminable on 120 days' notice if a party (or a related group) acquires more than 43% of Granite's share capital. During 1994, one of the parties to the agreement acquired the interest of another and now owns 54.4% of Granite's share capital. The shareholder and the Company have agreed to negotiate a new or amended agreement and have entered into an interim agreement which provides for the Company's continuing right to designate three members of Granite's board until February 8, 1998 (the stated expiration date of the current agreement), provided that there is no change in control of Ampal. If the Company ceases to exercise "significant influence" over Granite, under applicable accounting principles (which the Company believes it continues to exercise by virtue of its ownership interest and board representation) the Company would no longer be permitted to account for its holdings in Granite under the equity method of accounting, and the Company's reported earnings could be adversely affected. See "Significant Developments Since Beginning of Last Fiscal Year - Hapoalim's Proposed Sale of Class A Stock and Equalization of Common Stock."

BASIC INDUSTRY
- --------------

CARMEL CONTAINER SYSTEMS LIMITED ("CARMEL")

        Carmel is one of the leading Israeli designers and manufacturers of paper-based packaging and related products. Carmel manufactures a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes.

        Carmel estimates that it manufactures approximately 25% of the folding board, approximately 85% of the corrugated triple wall, and approximately 35% of the corrugated board packaging in Israel. Carmel's products are marketed to a wide variety of customers for diverse uses, but its principal market is packaging for agricultural products and for the food and beverage industry. During the last few years, sales of packaging products to exporters of agricultural products have declined slightly, but have been partially offset by an increase in domestic sales.

        In 1995, Carmel invested $4.7 million and expects to make additional investments of approximately $22 million in total in 1996 and 1997 for machinery and infrastructure. In 1996 and 1997, Carmel expects to consolidate two of its plants and move them to a leased property in Caesarea, Israel. As of December 31, 1995, Carmel employed 760 persons.

        The Company owns 20.4% of the shares of Carmel, of which 0.4% were acquired during 1995. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business and on a competitive basis.

DAVIDSON-ATAI PUBLISHERS LTD. ("DAVIDSON-ATAI")

        Davidson-Atai is the publisher of a multi-volume series entitled "The World of the Bible," a contemporary interpretation of the Bible with ample documentation, of which 22 out of 24 volumes have been published. In addition Davidson-Atai has published a multi-volume illustrated series on the Bible for children. Davidson-Atai expects to translate this series and publish it abroad. Davidson-Atai distributes its books through subscriptions, distributions and book stores.

        Davidson-Atai is also a publisher of magazines. It publishes the Hebrew edition of "Popular Science" and "Psychology Today" and expects to publish the Hebrew editions of other magazines.

        The Company owns 20.7% of Davidson-Atai.

M.D.F. INDUSTRIES LTD. ("M.D.F.")

        The Company owns 50% of M.D.F., formerly known as M.D.F. Boards Industry Ltd., which has established a plant in Israel for the production of medium density fiber boards. The cost of establishing the M.D.F. plant was approximately $48 million, $20 million above the originally estimated cost, of which $15.4 million has been granted by the Israel Government Investment Center. As of December 31, 1995, the Company had invested $5.1 million and made loans of $3.9 million to M.D.F. The plant is currently in its testing period and is expected to be fully operational by May, 1996.

ORLITE INDUSTRIES (1959) LTD. ("ORLITE")

        Orlite, formerly known as Orlite Engineering Company Ltd., is one of Israel's largest manufacturers of composite material products for military and civilian applications, including specialized fireproof ammunition storage containers for the Israeli Merkava tank, ballistic helmets for military and police use, specialized aerospace components, outdoor storage distribution cabinets for telecommunications and cable and electrical switching equipment.

        Orlite's markets are changing due to spending cuts undertaken by the Israeli Ministry of Defense ("MOD"). As a result, Orlite expects no growth in sales to MOD, which previously represented almost 90% of Orlite's sales, and is focusing on sales of its civilian products which have grown to more than 50% of Orlite's sales and which Orlite believes will continue to constitute its most important growth segment.

        Orlite's largest growth products are its composite outdoor storage cabinets which house electrical, cable and telecommunications equipment and are less susceptible to adverse weather conditions than metal cabinets. In 1995, Israel Electric Corp. and Bezeq (the Israeli telephone company) accounted for a substantial portion of Orlite's civilian sales. Orlite seeks to expand its sales base by, among other methods, developing other applications for its technology and exporting its products.

        As of December 31, 1995, Orlite employed 157 permanent workers and 25 temporary workers. Orlite owns its manufacturing facilities.

        During 1995, as a result of additional purchases of shares by the Company, the Company's ownership of Orlite was increased to 22.8% as of December 31, 1995.

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

        The Company currently owns 85.1% of the share capital of Paradise.

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

        During 1995, Pri Ha'emek recorded losses of $6.1 million, as compared with losses of $.7 million in 1994, due to decreased sales prices and increased cost of goods sold. This has led to a restructuring of Pri Ha'emek's management. Pri Ha'emek has recently stopped producing orange and grapefruit juices for export and tomato products, and plans to concentrate on frozen food, carton juices and canned foods. It has also reduced manpower from 135 to 100, with further reductions being considered and has reduced inventory. These losses have caused the management of Pri Ha'emek to believe that Pri Ha'emek's continued status as a "going concern" is subject to the level of success of a recovery plan which has been instituted which includes the aforementioned changes and sale or lease of certain fixed assets. Furthermore, the company has agreed to provide $1.5 million to Pri Ha'emek to support the recovery plan and may provide additional amounts under certain circumstances. There can be no assurance that Pri Ha'emek's recovery plan will succeed and further losses are expected before it can fully take effect.

        Pri Ha'emek sells primarily to large retail chains. Its products are marketed in Israel principally under its "Pri Ha'emek" and "Priman" names and elsewhere principally under private label. Pri Ha'emek processes food for other companies, mainly for export out of Israel. Pri Ha'emek intends to expand its food product lines and to seek agreements for the marketing of its products under private labels. In 1994, Pri Ha'emek became the Israeli-licensed producer, importer and distributor of Del Monte products.

        Pri Ha'emek's principal growth market is the domestic Israeli market. Because of the increase in domestic Israeli sales, exports which had accounted for a majority of sales in 1993 accounted for approximately 45% of its sales in 1994 and 39% in 1995. Pri Ha'emek's main product lines have a significant share of the Israeli market.

        Historically Pri Ha'emek has not experienced substantial import restrictions for its products in the overseas markets it serves, but there can be no assurance that trade barriers will not be established in the future that could materially and adversely affect Pri Ha'emek's export businesses.

        Pri Ha'emek's assets were purchased from another operating entity in 1988 and 1990. The Company and Pri Ha'emek's then other shareholder agreed, among other matters, to appoint directors in proportion to their respective share holdings, to rights of first refusal, to certain restrictions on transfer and to require approval for certain corporate actions.

        In 1995, the Company purchased additional shares and convertible debentures of Pri Ha'emek on the TASE and at December 31, 1995 its interest was 58.2% compared with 54.7% on December 31, 1994.

        In December 1995, the Company purchased a 50% interest in a 58,000 square-foot commercial building built on 182,000 square feet of land for $1.75 million from Pri Ha'emek. Pri Ha'emek retained an option to repurchase the Company's interest in this property for $2 million until June 30, 1997 and to repurchase 50% of the Company's interest in this property for $1 million until December 31, 1998. Also, in December 1995, Pri Ha'emek sold the other 50% of this property to an unrelated party for $1.75 million.

        In 1995, Pri Ha'emek received $657,000 in rental income from its real property.

HIGH TECHNOLOGY AND COMMUNICATIONS
- ----------------------------------
BREEZE WIRELESS COMMUNICATIONS LTD. ("BREEZE")

        In June 1995, the Company invested $1,000,000 to acquire a 13.6% equity interest in Breeze.

        Breeze, formerly known as Lannair, Ltd., is an Israeli company which develops, manufactures and markets wireless local area networks ("LAN"s) for computers, using license-free, spread spectrum radio technology. Breeze's product strategy focuses on two product lines, wireless LANs for personal computers and notebooks and wireless remote bridges and modems. Breeze has a distribution network with more than 100 distributors in 45 countries. It has a United States subsidiary which develops sales and provides support to customers on the American continent.

COMFY INTERACTIVE MOVIES LTD. ("COMFY")

        In December 1995, the Company invested $555,000 to acquire a 5.8% equity interest in Comfy. In addition, Trinet, the Company's 50%-owned venture capital fund, owns a 7.4% equity interest in Comfy. Comfy is developing and marketing a computer keyboard and interactive movies specially designed for children ages 1-6.

COURSES INVESTMENT IN TECHNOLOGY LTD. ("COURSES INVESTMENT")

        The Company and Ophir own 2.5% and 5% of Courses Investment, respectively. Courses Investment is a venture capital fund which has invested in 18 start-up companies in the fields of communications, software and electronics.

IDAN SOFTWARE INDUSTRIES I.S.I. LTD. ("IDAN")

        Idan, through its direct and indirect subsidiaries, is a provider of telecommunications services and products in Israel. Idan's subsidiary, Elitec Industries 77 Ltd. ("Elitec"), through a subsidiary, provides tenant communication services to office buildings and other facilities. Elitec, through another subsidiary, provides outbound international telephone and facsimile services to Israeli business customers and issues a telephone calling card to Israeli business executives, professionals and others for use primarily in placing direct-dial inter-country calls. Elitec shares are publicly traded on the TASE.

        Idan's subsidiary, ASP Computer Products, Inc., designs, manufactures and distributes peripheral equipment for computers including sharing devices between personal computers, laser printers and facsimile machines.

        On October 18, 1995, Israel's Ministry of Communications (the "MOC") solicited proposals for two licenses for the operation of an unrestricted, bi-directional international telephone service (the "International Carrier Licenses"). It is expected that the licensees will operate as international carriers in competition with Bezeq, The Israel Telecommunication Corp. Ltd. Idan has formed a consortium with British Telecommunications Plc, Tadiran Ltd., Darcom Limited and M.C.I. to participate in the bid for the International Carrier Licenses. The MOC anticipates announcing the awardees of these licenses by October 1996.

        The Company has entered into a shareholders' agreement pursuant to which it has agreed to vote all of its shares in favor of all of the nominees nominated by the other parties to the agreement to Idan's board of directors, and for so long as it holds at least 70% of the shares it purchased in the private placement from Idan, the other shareholders have agreed to vote in favor of the Company's nominee to Idan's board of directors.

        The Company owns 7.9% of Idan, which it purchased in 1993 for $3.5 million. Idan is quoted on NASDAQ under the symbol "IDANF."

MERCURY INTERACTIVE CORPORATION ("MERCURY")

        Mercury believes it is the world leader in Automated Software Quality
(ASQ), providing a complete set of integrated enterprise-wide client/server testing solutions. Its tools automate the full range of client/server testing needs and enable developers and professionals to improve time-to-market, increase productivity and quality, and reduce costs throughout the system's life cycle.

        Founded in 1989, with headquarters in Sunnyvale, California, Mercury has 15 sales and customer support centers world-wide, as well as an extensive network of distributors throughout North America, Europe and the Far East. Mercury currently employs over 300 staff including a research and development organization in Israel.

        Mercury and its distributors offer comprehensive service and support to their customers. Customer support services provide both hot-line and on-site technical support, intensive customer training, as well as testing consultancy and methodology services. The market for ASQ products is relatively new and undeveloped, and Mercury faces competition from several companies in the United States and Europe.

        Mercury's shares are quoted on the NASDAQ NMS under the symbol "MERQ."

        In 1995 the Company recorded a gain of approximately $.9 million (approximately $.6 million after taxes) from the sales of a major portion of its shares of Mercury and an additional unrealized gain of $.4 million ($.3 million after taxes) on its remaining shares. As a result of these sales, the Company's ownership of Mercury was reduced from 2.4% on December 31, 1994 to 0.6% on December 31, 1995.

M SYSTEMS FLASH DISK PIONEERS LTD. ("M SYSTEMS")

        In January 1995, the Company acquired 260,416 common shares, equal to a 4.1% interest in M Systems, for $1 million and received warrants to purchase an additional 130,206 common shares at $4.61 per share until June 30, 1998. M Systems is an Israeli company engaged in the development, manufacturing and marketing of data storage media based on "flash memory," a new silicon memory chip. Through a subsidiary, it is developing proprietary advance and highly integrated components for use in voice recording and playback in portable applications, including cellular phones, organizers and personal digital assistants.

        M Systems' shares are quoted on NASDAQ under the symbol "FLSHF."

QRONUS INTERACTIVE ISRAEL (1994) LTD. ("QRONUS")

        In 1994, Qronus was established to develop and sell automated software testing tools for real-time embedded systems, which are typically custom-built computer systems built for a specific control need. The key target markets for Qronus' technology are medical systems, industrial automation and instrumentation, point-of-sale and other non-standard client-server applications, telecommunications, military and aerospace. Qronus was established by Mercury, which holds a 42.1% interest in Qronus.

        The Company directly owns an 11.5% interest in Qronus.

TELEDATA COMMUNICATION LTD. ("TELEDATA")

        Teledata designs, develops, manufactures, markets and supports concentrators and multiplexers for integration in the "local loop" of telephone networks (the portion of the network that links individual subscribers to a local exchange). Teledata's products allow telephone companies to serve greater numbers of subscribers with existing infrastructure, without the need to invest significant sums in upgrading existing transmission links. Multiplexers eliminate the requirement of a single, dedicated connection extending the entire distance from each subscriber's premises to the local exchange. This is accomplished by permitting groups of subscribers to be connected by individual twisted pairs of copper wires to a remote terminal which is connected, in turn, to a central terminal at the local exchange by means of a single link (which may consist of copper cables, fiber optic cables, radio or domestic satellite). A multiplexer can utilize this single link to transmit many conversations simultaneously. Line concentrators enable telephone operating companies to utilize the links from the remote terminal to the central terminal more efficiently by allocating the capacity of these links among a greater number of subscribers. Teledata currently markets four product lines for use in the local loop. In addition to Israel, Teledata markets its products in Europe, Asia, South America, Central America and Oceania (Australia and the surrounding islands).

        During 1994, Teledata experienced a sharp decline in sales and earnings, due primarily to a slowdown in the sales of the DCS-20, its flagship product, which resulted from increased competition in its traditional markets and persistent price pressure and delayed introduction of new products. As a result of this decline, Teledata took several measures to reverse the downturn.

        During 1995, Teledata was restructured, which included workforce reductions, property consolidations and addition of a new senior management team. A new marketing strategy was introduced, focusing on two main business lines, digital loop carriers and wireless access products. During 1995, Teledata recorded a loss of $1.2 million on sales of $32.1 million compared to income of $.6 million on sales of $28 million in 1994. The 1995 loss was caused by decreased sales prices due to increased competition.

        The sector of the telecommunications industry in which Teledata operates is highly competitive. Teledata competes directly with manufacturers of equipment similar to Teledata's products. Teledata experiences competition from providers of alternative solutions for local loop enhancement.

        Teledata's shares are quoted on the NASDAQ NMS under the symbol "TLDCF."

        In 1995, Ophir recorded a gain of $.2 million from the sale of a portion of its shares of Teledata. As a result of these transactions, Ampal's ownership of Teledata remained at 2.2% and Ophir's was reduced to 19.2%.

TRINET VENTURE CAPITAL LTD. ("TRINET")

        In February 1994, the Company and an affiliate of Hapoalim established Trinet, a venture capital fund for investments in high-technology ventures, including investments in start-up entities, in Israel. Each of the Company and the Hapoalim affiliate has committed to invest up to $2.5 million in Trinet. Trinet is managed by Trinet Investment in High-Tech Ltd. which is 37.5%-owned by each of the shareholders of Trinet.

        Since inception, Trinet acquired a 66% interest in Imagenet Ltd., which is developing and marketing computer aided network engineering software products, for $1,500,000; a 7.4% interest in Comfy Interactive Movies Ltd., which is developing and marketing a computer keyboard and interactive movies specially designed for children ages 1-6, for $888,000, see "Comfy Interactive Movies Ltd."; a 7.8% interest in Logal Software and Educational Systems Ltd., which computed a public offering in March 1996, and is developing and marketing computerized educational systems for learning science in high schools and colleges, for $600,000; a 2.2% interest in Peptor Ltd., which is developing advanced pharmaceutical products based on synthetic peptides, for $680,000 and a 51% interest in Smart Link Ltd., which is developing and marketing multimedia products, for $900,000.

U.D.S. - ULTIMATE DISTRIBUTION SYSTEMS LTD. ("U.D.S.")

        In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest in U.D.S. and three-year options to acquire an additional 4.4% equity interest.

        U.D.S., formerly known as Barshar Ltd., is an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry. Its products allow savings in the cost of distribution and increased management control over routing of products and people. Its software has been adopted by Coca Cola-Israel, El Al Airlines, several major Israeli medical centers as well as by a major distributor of Anheuser Busch in the United States, for the management of personnel ground transportation.

EMPLOYEES

        As of December 31, 1995, Ampal had 12 employees including 1 employee whose compensation is shared with Hapoalim. Ampal (Israel) had 8 employees and Ampal Industries (Israel) Ltd. had 5 employees as of that date. Relations between Ampal and its employees are satisfactory.

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

        Since 1991, negotiations have taken place between Israel, its Arab neighbors and the Palestinians to end the state of hostility in the region. In September 1993, a breakthrough occurred in Israeli-Palestinian relations with the signing of the Oslo Agreement. This was followed by a joint Israeli-Palestinian Declaration of Principles (the "Declaration") which was signed by Israel and the Palestine Liberation Organization ("PLO") in Washington, D.C., outlining interim Palestinian self-government arrangements. As a result of these agreements, Palestinian self-rule in the Gaza Strip and Jericho has been implemented and elections of a Palestinian council were held in January 1996. In addition, PLO Chairman Arafat sent a letter to then Israeli Prime Minister Rabin in which the PLO recognized Israel's right to exist in peace and security, renounced terrorism and violence and affirmed that the clauses of the PLO Covenant denying Israel's right to exist are no longer valid. In reply, Israel recognized the PLO as the representative of the Palestinians in the peace negotiations. Since then, Israel and the PLO have conducted a series of discussions, which have been periodically interrupted due to events in the region, designed to complete these arrangements. Israel signed a peace agreement with Jordan which has led to diplomatic and commercial relations. Israel is currently negotiating a peace agreement with Syria.

        Industrial Buildings, a major owner/lessor of industrial properties in Israel, owns approximately 1 million square feet of industrial buildings in the administered territories (approximately 7.5% of its total holdings). The future status of buildings owned and property leased by Industrial Buildings in the administered territories is uncertain, but historically the Government of Israel has compensated property owners for forfeitures resulting from government actions.

Demographics

        Since the beginning of 1990, Israel has been experiencing a new wave of immigration, primarily from the former Soviet Union. Approximately 75,000 new immigrants arrived during 1995. During the period 1990 through 1995, Israel's population increased by approximately 22.2%. The immigration from the former Soviet Union may benefit Israel and its economy in the long-term by providing highly educated, cost-competitive labor and by stimulating its economic growth.

Assistance from the United States

        The State of Israel receives approximately $3 billion of annual grants for economic and military assistance from the United States and will have received approximately $10 billion of United States Government loan guarantees by 1998, subject to reduction in certain circumstances. These loan guarantees were granted over a period of five years ($2 billion per annum) commencing in 1993. The Israeli economy could suffer material adverse consequences were such aid or guarantees to be significantly reduced. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past.

Inflation and Devaluation

        Israel's gross domestic product ("GDP") increased by 6.9% in 1995 while business sector GDP rose by 8.3%, the highest rates of growth since 1972. Per capita GDP increased by 4.2%. 1995 marked the sixth consecutive year of rapid growth since the onset of mass immigration. During this period, GDP rose by an annual average of 6% and business sector GDP increased by 7.1%.

        Rapid economic growth in 1995 was fueled primarily by exports and investments. Exports of goods and services increased by 8.6% over 1994, leading to a notable cumulative export growth of 52% during the period 1992-1995, following four years of low rates of export growth during the period 1988-1991. During the period 1992-1995, imports of goods and services grew at a rate of 56%. The concurrent increase in the import surplus amounted to $11 billion. After deducting unilateral transfers of $7 billion, the deficit in the current account for 1995 totalled $4.2 billion, one and one-half times the amount recorded in 1993.

        In 1995, private consumption rose by the rate of 7.1%, amounting to 4.4% in per capita terms. Consumption of durables increased by 11.5%. Private consumption has been growing rapidly since 1990 and nearly always at a higher rate than the growth in GDP. This has led to a decline in gross savings from 24% of GDP in 1994 to 20.6% of GDP in 1995, and to the aforementioned rise in the current account deficit.

        The rapid growth in the economy was accompanied by a very notable decrease in the unemployment rate, from an average of 11% in 1992 to 6.3% in 1995, following an increase of 320,000 in the number of employed persons, 260,000 of whom are in the business sector. The unemployment rate among immigrants declined to 9% at the end of 1995.

        Israel's labor force is amongst the most highly educated in the world. Its 135 engineers per 10,000 employees ratio is twice as high as the United States' ratio of 70 per 10,000. Labor productivity is forecast to increase at a rapid pace as the immigrant employees, 44% of whom have college education, learn the language and are absorbed into the economy.

        The inflation rate decreased from 14.5% in 1994 to 8.1% in 1995, the lowest rate in 26 years. Following a 56% increase in fruit and vegetable prices in 1994, their prices dropped by 25% in 1995.
Housing prices increased by 23.7% in 1995 compared to 13.6% in 1994.

        The Bank of Israel continued its tight monetary policy in 1995. The interest rate charged to banks was increased a number of times during 1995, resulting in high short-term interest rates. This restrictive monetary policy contributed to low inflation in 1995.

        The Israeli Government's primary economic policy objective has been to increase business sector employment, and the Government has adopted several economic policy measures in order to stimulate public and private sector investment and expand business activity. Since 1993 there were reductions in the corporation tax and value-added tax and the elimination of marginal taxes that were viewed as interfering with economic activity. The overseas travel tax and the levy on some imported services were abolished in January 1993. A customs agreement with the European Free Trade Association countries was implemented in January 1993.

        During 1995, the New Israeli Shekel ("NIS") was devalued by 3.9% relative to the United States dollar from NIS 3.018 to NIS 3.135. This modest devaluation resulted primarily from the high interest rates in Israel and the overall depreciation of the United States dollar in world money markets.

        To offset the effects of inflation on the purchasing power of the Israeli currency, the Government of Israel has instituted "linkage" policies which have also been followed by most private organizations. Through linkage, the amount of an obligation or payment is increased from time to time by an amount related to changes in an index which may be the exchange rate of a foreign currency or a price index. The payee is thus compensated for the relative decline in the purchasing power of the NIS. Linkage adjustments may be based upon the total or only a specified percentage of the change in the index being used. Many obligations or payments in Israeli currency are linked to the United States dollar or the Israeli CPI, including payment obligations and receivables of many of the Companies' investees.

        The following table sets forth for the periods indicated the effects of annual inflation on linkage adjustments and annual devaluations, as discussed in the preceding paragraph.

                                ISRAEL                                           ANNUAL            U.S.
                                ANNUAL       CLOSING                            INFLATION         ANNUAL
                               INFLATION    EXCHANGE          ANNUAL          ADJUSTED FOR       INFLATION
YEAR ENDED DEC. 31              RATE(1)      RATE(2)      DEVALUATION(3)     DEVALUATION(4)       RATE(5)
- ------------------             ---------    ---------     --------------     --------------      --------

1990..................           17.6        2.048             4.3              12.72             5.4%
1991..................           18.0        2.283            11.5               5.85             4.2
1992..................            9.4        2.764            21.1              (9.64)            3.0
1993..................           11.2        2.986             8.0               2.93             3.0
1994..................           14.5        3.018             1.1              13.2              2.6
1995..................            8.1        3.135             3.9               4.1              2.8
- -----------------------------------

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

        Israel became associated with the European Economic Community ("E.E.C.") by an agreement concluded on July 1, 1975 which confers certain advantages with respect to Israeli exports to most European countries and obliges Israel to lower its tariffs with respect to imports from those countries over a number of years. A renewal of this agreement was signed in November 1995. Israel signed a similar agreement with the European Free Trade Association ("EFTA") in 1992.

        In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area ("FTA") which is intended ultimately to eliminate all tariff and certain nontariff barriers on most trade between the two countries. Under the FTA agreement, most products received immediate duty-free status in 1985, stated reductions are taking place on others and reductions in tariffs relative to a third category may be accelerated between 1990 and 1995, by which year all tariffs are to have been eliminated. Israel is the only country in the world with free trade agreements with the United States, EFTA and E.E.C..

        The end of the Cold War has enabled Israel to establish commercial and trade relations with a number of nations, including Russia, China and the nations of Eastern Europe, with which Israel had not previously had such relations.

Economic Factors

        Israel's defense expenditures, debt service and expenditures for the absorption of immigrants are very high. As a result, the share of Israeli resources available for other national purposes is limited. The defense burden, debt service and expenditures for the absorption of immigrants, development of the economy and the provision of a minimum standard of living, particularly for the members of the lower income segments of the community, and the maintenance of a minimum level of net foreign reserves, have resulted in a high import surplus for many years. This surplus has been covered primarily by military and economic aid from the United States, personal remittances from abroad, sales of Israel Government bonds, primarily in the United States, institutional and free market loans and contributions from the Jewish community worldwide.

        Israel does not have an abundance of raw materials, including oil, and therefore it is dependent to a large degree on the import of such raw materials.

        In 1995, the number of tourists who arrived in Israel was approximately
2.5 million compared with 2 million in 1994.

        On December 31, 1993, December 31, 1994 and September 30, 1995, Israel's outstanding net foreign debt was approximately $15.7 billion, $16.5 billion and $18.5 billion, respectively. Israel had approximately $8.2 billion of foreign exchange reserves at the end of 1995 compared to $6.8 billion at the end of 1994 and $6.4 billion at the end of 1993.

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

        In an effort to stimulate exports and economic growth, the Israeli Government abandoned the fixed exchange rate policy which was followed in previous years. Commencing in 1989 the rate of exchange was allowed to fluctuate, within a range of 3% (later changed to 5% and still later to 7%) up or down, after an initial devaluation of 13.4%. Further fluctuations and devaluations have occurred or have been declared since then, including a 13.3% devaluation in the fourth quarter of 1992. The current exchange rate mechanism adopted in December 1991 allows the exchange rate to fluctuate around a diagonal mid-band rate which initially was allowed to increase by 9% per annum, and since July 1993, to increase by 6% per annum.

        In the past several years the Israeli Government has also liberalized regulations relating to the Israeli securities market.

                     CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

S.E.C. Exemptive Order

        In 1947, the Securities and Exchange Commission (the "Commission") granted Ampal an exemption from the Investment Company Act of 1940, as amended (the "1940 Act") pursuant to an Exemptive Order. The Exemptive Order was granted based upon the nature of Ampal's operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal's securities in the economic development of Israel. There can be no assurance that the Commission will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order would materially and adversely affect the Company. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make material changes to its management, capital structure and methods of operation, including its dealings with principal shareholders and their related companies.

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

        Certain of the investees, including Ophir, Industrial Buildings and Carmel, are parties (mostly as lessors) to lease transactions which, under the Commissioner's interpretation, may be deemed leases for terms in excess of 10 years. These investees have all reported their lease income as taxable income and have recently reported such transactions to the tax authorities. Should the tax authorities decide to enforce their position and prevail, these investees would be in breach of Israeli law, and could be subject to material taxes and to civil and criminal penalties. A similar assessment made against Bay Heart in this regard by the tax authorities has been abandoned.

        The Company's investees have taken the position, which the Company believes is shared by many of the other affected taxpayers in Israel, that the Commissioner's position in this matter is incorrect. The Company cannot predict whether the Commissioner's position will be upheld or, if upheld, the effect on the Company and its investees.

Israeli Banking Regulations

        In October 1993, the Bank Arrangement Shares (Temporary Provision) Law 5754 - 1993 (the "Bank Shares Law") was enacted by the Knesset, the Israeli parliament. Under the Bank Shares Law, in October 1993, the shares of several Israeli banks, including a majority of the shares of Hapoalim, were transferred to the State of Israel. The purpose of the Bank Shares Law is to facilitate the sale by the Government of Israel of shares in Israeli banks. In addition, the Bank Shares Law is intended to limit the Government's interference in the day-to-day operations of the banks. Control over such shares of each bank will be exercised by a supervisory committee appointed for that bank by a public advisory committee which is in turn approved by the Israeli Government. These supervisory committees will appoint directors for each of the banks.

        In 1993, the Government of Israel sold a portion of the shares of Hapoalim in public offerings resulting in the public owning 23.3% of Hapoalim's shares. In December 1994, the Government of Israel publicly requested bids for the purchase from the Government of a controlling interest (between 20% and 40%) of the shares of Hapoalim. The bidding period ended in March 1994. It has been reported that two groups of bidders have participated in this bidding process, one of which has been qualified to continue negotiations. However, the results have not been announced.

        A provision of the Banking (Licensing) Law, 5741 - 1981, as amended (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Israeli banks, including Hapoalim, to invest more than 25% of its capital in non-banking corporations, including Ampal, and to hold more than 25% of the means of control of each such corporation. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of interests in a non-banking corporation. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers of the same class.

        In addition, under an amendment to the Banking Law enacted in March 1994, Israeli banks, including Hapoalim, are required to reduce their holdings in and means of control over grandfathered non-banking corporations, including Ampal, to 25% by not later than December 31, 1996. Following recommendations of a committee formed by the Ministry of Finance in order to examine the overall economic implications of a further reduction in the permitted holdings of banks in non-banking corporations, the Government of Israel has recently introduced a new bill to amend the Banking Law. This bill would require banks, including

Hapoalim, to further reduce their holdings in and means of control over individual non-banking corporations such as Ampal to 20% by December 31, 1999, and to reduce their overall investment in non-banking corporations to 20% of the bank's capital by date. Pursuant to this bill, each bank's permitted investments in non-banking corporations by the end of 2002, would not exceed 15% of each Israeli bank's capital, with the addition of up to 10% of its capital permitted to be invested, subject to certain limitations, in certain eligible non-banking corporations. See "Significant Developments Since Beginning of Last Fiscal Year
- - Hapoalim's Proposed Sale of Class A Stock and Equalization of Common Stock."

        From time to time, the Company engages in transactions with Hapoalim and its affiliates. Currently, the Company maintains substantial deposits with Hapoalim and its subsidiaries. See "Certain Relationships and Related Transactions."

United States Banking Regulations

        Due to its status as a subsidiary of Hapoalim which is subject, through the United States International Banking Act of 1978 ("IBA"), to the provisions of the United States Bank Holding Company Act of 1956 ("BHC"), there may be limitations upon the direct or indirect investment activities of Ampal in the United States. While Ampal itself is a "grandfathered" investment of Hapoalim under the IBA for purposes of the BHC, Ampal may not invest in more than 25% of the voting shares or the equity of United States corporations or non-United States corporations which have a majority of their assets in or revenues derived from the United States, subject to certain exceptions. Management of Ampal does not believe that these limitations contained in the BHC and the regulations of the Board of Governors of the Federal Reserve System thereunder have had or will have any material adverse impact upon the Company or its operations.

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

                                        TAX INFORMATION

Israeli Taxation Of Ampal

        Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 1995, Israeli companies were taxed on their income at a rate of 37%. For 1996, this tax rate will be reduced to 36%. These reductions represent the final stage of reforms begun in 1987. These reforms consisted of combining two separate types of taxes on company income, company tax and income tax, into one tax, and reducing the effective tax rate on company income in 1987 from 61% to 45%, with further reductions to 43.5%, 41%, 40% 39%, 38% and 37% from 1990 through 1995.

        A tax treaty between Israel and the United States became effective on December 30, 1994. This treaty has not had a substantial impact on the taxation of the Company in the United States or in Israel.

        Ampal has income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies, which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1993 and has received "final assessments" with respect to such reports filed through 1992 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1993, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rental and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rental and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

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

        Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, is taxable to corporations at 37% in 1995 and is scheduled to be reduced to 36% in 1996. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

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

United States Taxation Of Ampal

        Ampal and its United States subsidiaries (in the following tax discussion, generally "Ampal") are subject to United States taxation on their consolidated taxable income from foreign and domestic sources. The gross income of Ampal for tax purposes includes or may include (i) income earned directly by Ampal, (ii) Ampal's share of "subpart F income" earned by certain foreign corporations controlled by Ampal, (iii) Ampal's share of income earned by certain electing "passive foreign investment companies" of which Ampal is a stockholder and (iv) an amount (if any) generally equal to Ampal's share of a controlled foreign corporation's "excess passive assets." Subpart F income includes dividends, interest and certain rents and capital gains. Excess passive assets of a controlled foreign corporation for a taxable year are the excess of the average of the amounts of passive assets held by the corporation as of the close of each quarter of a taxable year over 25% of the average of the amounts of total assets held by the corporation at such times. Since 1993, the maximum rate applicable to domestic corporations is 35%.

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

RETURN ON EQUITY AND ASSETS
- ---------------------------


The following table sets forth information regarding the return on equity and assets of the Company for the years indicated:


                                                   Year Ended December 31,
                                                   -----------------------
                                                   1995      1994       1993
                                                   -------------------------

Return on Assets (net income divided
 by average total assets) ....................    .61%      2.17%       .06%*


Return on Equity (net income divided
 by average shareholders' equity) ............   1.25%      4.56%       .19%*


Dividend Payout Ratio Per Class A
 Share (dividends declared per share
 divided by net income per share) ............   2.6        --         --


Equity to Assets Ratio (average equity
 divided by average total assets) ............  48.74%     47.58%     33.17%





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

        The Company leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries in exchange for total annual rental payments of approximately $3,001,000, which includes $119,000 received as rental payments in connection with its property in Chicago, Illinois, see "Certain Relationships and Related Transactions." These lease transactions consist of the following in 1995:

        Hapoalim leases a portion of premises owned by Ampal located at 105 Arlozoroff Street, Tel Aviv under a lease which expires March 7, 2003, with annual rental payments based upon 11% of the cost of the property. In 1995, Ampal received $352,000 as rental payments for these premises.

        Hapoalim leases premises owned by Ampal (Israel) located at 111 Arlozoroff Street, Tel Aviv under a lease which expires on September 30, 2000, with annual rental payments based upon 10% of the value of the property linked to the CPI. In 1995, Ampal (Israel) received $258,000 rental payments for these premises.

        Hapoalim leases two premises owned by Ampal Development, located at 65 Allenby Street and 99 Ben Yehuda Street, Tel Aviv. These leases expire December 31, 1996 (with options to extend the lease term through December 31, 2002) with annual rental payments based upon 10% of the value of the property linked to the CPI. In 1995, Ampal Development received $403,000 as rental payments for these premises.

        Hapoalim leases two premises owned by Ampal Development (located at 39 Shenker Street, Holon and 111 Yaffe Nof Street, Haifa. These leases expire on September 30, 2000, with annual rental payments approximately equal to 10% of the cost of the property linked to the CPI. In 1995, Ampal Development received $866,000 as rental payments for these premises.

        Hapoalim leases two premises owned by Ampal Financial in Ramat Hasharon and Rosh Pina. These leases expire on September 30, 2000, with the annual rental payments based upon 10% of the cost of the premises, linked to the CPI. In 1995, Ampal Financial Services received $564,000 as rental payments for these premises.

        Hapoalim leases three premises owned by Nir two in Tel Aviv and one in B'nai Brak, with the annual rental payments based upon 10% of the cost of the premises, linked to the CPI. The lease on the premises in Tel Aviv expires on September 30, 2000, and the lease on the premises in B'nai Brak expires on July 10, 1997 (on June 10, 2002, if an option is exercised). In 1995, Nir received $440,000 as rental for these premises.

        Ampal (Israel), Ampal Development and Nir each own a commercial property in Tel Aviv, which are leased to various parties. The rent received by these companies for all of these properties in 1995 totalled $442,000.

        Other properties of the Company, and the Company's acquisition of a building located at 800 Second Avenue, New York, New York, are discussed elsewhere in this Report. See "Business."

ITEM 3. LEGAL PROCEEDINGS
        -----------------
        In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by Ampal for approximately $700,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, on the alleged grounds that these are debt and not equity investments. It is Ampal's view, that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation. Ampal is contesting this legal proceeding. A hearing is scheduled to be held in April 1996.

        For a description of a claim for NIS 2.7 million asserted against Ampal Financial, see "Real Estate, Finance and Other Holdings - Ampal Development (Israel) Ltd., Nir Ltd. and Ampal Financial Services Ltd."

        For a description of the Israeli Tax Commissioner's position concerning certain reporting requirements and taxes, see "Certain United States and Israeli Regulatory Matters - Certain Israeli Real Estate Tax Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
               On November 8, 1995, at a Special Meeting of Shareholders of Ampal, the shareholders voted to approve an amendment to Ampal's Certificate of Incorporation increasing the number of authorized shares of Class A Stock from 30,000,000 to 60,000,000 by the following vote:

               FOR                          AGAINST                     ABSTAIN
               ----------------------------------------------------------------
               20,448,688                   13,242                      4,413


                                            PART II
                                           ---------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------
                          PRICE RANGE OF CLASS A STOCK

        Ampal's Class A Stock is listed on the AMEX under the symbol "AIS.A." The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for each calendar quarter during the periods indicated:

                                                            HIGH         LOW
                                                           ------       -----
1995:
  Fourth Quarter..................................       $  6 1/4      $ 5 1/8
  Third Quarter...................................         7 3/16        5 3/4
  Second Quarter..................................          6 7/8        5 5/8
  First Quarter...................................          7 1/8        5 1/2

1994:
  Fourth Quarter...................................         9 1/2        6 1/4
  Third Quarter....................................        10 5/8        6 3/4
  Second Quarter...................................         9 3/4        6 3/4
  First Quarter....................................        13 1/8        8 7/8

        As of March 20, 1996, there were 1,345 record holders of Class A Stock.

        Redeemable Warrants to purchase Class A Stock, issued in connection with Ampal's 1994 public offering, are listed on the AMEX under the symbol "AIS.WS." The warrants are exercisable until January 31, 1999, but are callable by Ampal, in whole or in part, from and after February 1, 1996 without payment to the holder.

        There is no established public trading market for the Common Stock.

                                  VOTING RIGHTS

        Unless dividends on any outstanding Preferred Stock are in arrears for three successive years, as discussed below, the holders of Class A Stock are entitled to one vote per share on all matters voted upon by shareholders and, voting as a class, have the right to elect the Class A Directors. The Class A Directors constitute 25% of the total number of directors. Other than in the election of Class A Directors, the holders of Common Stock, voting as a class, are entitled to as many votes as shall equal the number of votes to which the holders of Class A Stock are entitled, but in no event more than ten votes per share of Common Stock, unless dividends on any outstanding series of Preferred Stock are in arrears for three successive years, in which case the holders of all outstanding series of Preferred Stock as to which dividends are in arrears shall have the exclusive right to vote for the election of directors until all cumulative dividend arrearages are paid. The shares of Common Stock and Class A Stock do not have cumulative voting rights, which means, if not more than 30,000,000 shares of Class A Stock are outstanding, that any holder or holders, acting in concert, of more than 50% of the Common Stock can, if such person or persons owns at least one share of Class A Stock, elect all of the directors other than the Class A Directors if that person or persons chooses to do so. See "Significant Developments Since Beginning of Last Fiscal Year" and "Security Ownership of Certain Beneficial Ownership and Management - Principal Shareholders of Ampal - Certain Beneficial Owners."

                                        DIVIDEND POLICY

        In 1995, Ampal paid a dividend of $.21 per share on its Class A Stock and Common Stock. Ampal had not paid a dividend on the Class A Stock since 1989 and had never paid a dividend on its Common Stock. Past decisions not to pay cash dividends reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by its board of directors.

        Dividends on all classes of Ampal's shares are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Common Stock or Class A Stock. If Ampal fails to pay such dividend on the Preferred Stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock or Common Stock. After the payment of all cumulative dividends on the Preferred Stock and a 4% dividend on the Class A Stock (par value $1.00 per share), the Board may, but is not required to, declare dividends out of any remaining surplus or net earnings of Ampal, which dividends are participated in by the holders of 4% Preferred Stock and Class A Stock to the extent of an additional 8% each, before the holders of the Common Stock are entitled to receive any dividends. If after the payment of the aforesaid dividends on the Preferred Stock and Class A Stock there remains any surplus, the Board may, but is not required to, declare dividends out of any remaining surplus in an amount of up to 12% on the Common Stock. If, thereafter, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock, Class A Stock and Common Stock, pro rata.

Item 6.


SELECTED FINANCIAL DATA
- -----------------------


YEAR ENDED DECEMBER 31,   1995         1994       1993       1992         1991
- --------------------------------------------------------------------------------
                                 (Dollars in thousands, except per share data)

Revenues............    $ 78,151   $ 80,943   $ 73,243    $ 85,302   $ 71,519

Net income..........       2,166      7,334        226*     10,324      1,126**

Earnings per Class A
 share..............        $.08       $.27       $.01*       $.44       $.05**

Total assets........     349,325    342,880    304,060     333,267    404,466

Notes, deposits and
 debentures payable.     147,016    128,554    152,113     176,130    249,959

Dividends declared per
 Class A share......        $.21          -          -           -          -


  * Includes cumulative effect on prior years of change in accounting principle of (4,982), equal to $(.21) per share.

 **  Includes extraordinary income of $726, equal to $.03 per share.

Items 7 & 8.




                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


GENERAL
- -------

The Company acquires interests in businesses located in the State of Israel or that are Israel-related. An important objective of Ampal is to make investments in companies that take advantage of growth in Israel's domestic economy. The Company has diversified interests in the following sectors: hotels and leisure-time, real estate, finance, energy distribution, basic industry and high technology and communications. The Company generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have a significant influence in the management and operation of that company. In determining whether to acquire an interest in a specific company, the Company considers quality of management, qualifications of investment partners, potential return on investment, projected cash flow, market share and growth potential.

The Company emphasizes long-term appreciation over short-term returns and liquidity. The Company often makes equity investments accompanied by more significant loans or loan guarantees with the intention that cash flow from operations of the investee companies will repay these loans.

The Company's results of operations are directly affected by the results of operations of its investees. The results of companies which are greater than 50%-owned are included in the consolidated financial statements of the Company. The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20%- to 50%-owned companies ("affiliates"), under the equity method. Under the equity method, the Company recognizes its proportionate share of such companies' income based on its percentage of direct and indirect equity interests in earnings of those companies. If the Company's interest in a subsidiary were to be reduced to 20%-50%, the investment would be recorded under the equity method. The Company's results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above the Company's carrying value per share for such affiliate results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below the Company's carrying value per share for such affiliate results in the Company recognizing a loss for the period in which such issuance is made. The Company accounts for its holdings in investees, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A comparison of the Company's financial statements from year to year must be considered in light of the Company's acquisitions and divestitures during each period.

The Company's effective tax rates have been, and in the future may be, above United States statutory rates, in part, because of taxes paid in foreign jurisdictions by investees for which Ampal does not fully receive tax credits in the United States.

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

For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity.

Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in reductions of shareholders' equity. As of December 31, 1995, the effect on shareholders' equity was a decrease of approximately $4.4 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. The cumulative effect of adopting this accounting principle as of January 1, 1994 was an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. At December 31, 1995 the aggregate fair value of available-for-sale securities was $2.6 million.

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which will require companies either to reflect in their financial statements or as supplemental disclosure the impact on earnings and earnings per share of the fair value of stock-based compensation using certain pricing models for the option component of stock option plans. It is the Company's intention to continue to account in its basic financial statements under the general philosophy of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under the new standard, which measures only the intrinsic option value as compensation. Disclosure, as required by SFAS No. 123, will be made commencing with the Company's financial statements for the year ending December 31, 1996, and will reflect the impact of the compensation for options issued in 1996 (if any) in the Notes to the Consolidated Financial Statements. Accordingly, SFAS No. 123 has no impact on the financial position and results of operations for any period described herein.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no effect of SFAS No. 121 on the financial statements of the Company as no such event or changes in circumstances occurred.

RESULTS OF OPERATIONS
- ---------------------

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
- ---------------------------------------------------------------------

Consolidated net income decreased from $7.3 million for the year ended December 31, 1994 to $2.2 million for the year ended December 31, 1995. The decrease in net income in 1995 resulted primarily from the significantly greater losses incurred by the Company's food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the absence of gains on issuance of shares which were recorded in 1994, lower realized and unrealized gains on investments, and higher net interest expense and effective income tax rate in 1995. These decreases were partially offset by gains on sale of real estate rental property, and an increase in net rental income and equity in earnings of affiliates in 1995.

Equity in earnings of affiliates increased for the year ended December 31, 1995 as compared to the same period in 1994. The earnings of the Company's 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), increased in 1995 because of realized gains recorded on its investment in DSP Communications, Inc. as well as decreased interest expense on its CPI-linked bank borrowings in 1995 due to the lower rate of increase in the Consumer Price Index ("CPI") in Israel. In 1995, the Company recorded its share of earnings of its then 49%-owned affiliate, Bank Hapoalim (Cayman) Ltd. ("Cayman") through the date of sale of Cayman, whereas in 1994 the Company recorded its share of losses of Cayman, mainly because Cayman recorded unrealized losses on its marketable securities. Bay Heart Limited, the Company's 37%-owned affiliate which owns and operates a shopping mall near Haifa, reported improved results in 1995 mainly because of lower interest expense on its CPI-linked borrowings in 1995 due to the lower rate of increase in the CPI in Israel. Carmel Container Systems Limited ("Carmel"), the Company's 20.4%-owned affiliate, which is a manufacturer of paper-based packaging, also reported higher earnings in 1995 because of increased sales volume and selling prices which were adjusted for the continuing increase in the price of paper on international markets in 1995. At the same time, Carmel's gross profit increased due to greater efficiency and improvements originating from investments in equipment as well as the renovation of production lines at its plants. Am-Hal Ltd., the Company's 50%-owned affiliate which operates a luxury senior citizens center in Rishon Lezion, recorded higher earnings in 1995 resulting from a higher occupancy rate which reached 100% in 1995 and a decrease in finance expenses resulting from loan repayments. These increases were partially offset by the decrease in the 1995 earnings of Granite Hacarmel Investments Limited ("Granite"), the Company's 21.3%-owned affiliate, because of decreased income from dividends, higher financing expenses, and increased provision for taxes which resulted from the unavailability of tax benefits in 1995 which were available in 1994. In addition, equity in earnings of affiliates was also affected by the Company's share of losses recorded by Teledata Communication Ltd. ("Teledata") (a 10.4%-owned affiliate), as a result of decreases in its sales prices because of increased competition, losses incurred by a marine park in Nassau, Bahamas, which is owned by the Company's 50%-owned affiliate, Coral World International Limited, and losses recorded by the Company's start-up affiliates.

Pri Ha'emek recorded significantly higher losses in 1995 as compared to 1994. Pri Ha'emek generates sales in two markets: domestic and export. Revenues from export sales decreased mainly due to the erosion of the NIS to the British Pound Sterling in 1995. Revenues from domestic sales decreased in 1995 mainly due to lower sales prices; however, in September 1995 Pri Ha'emek raised its sales prices in the domestic market, which resulted in a significant decrease in sales volume in the fourth quarter of 1995. Cost of goods sold increased in 1995 due to the increases in labor costs and costs of raw materials, a decrease in labor productivity, reduction in discounts from suppliers and write-downs of inventories from cost to market values. As a result of Pri Ha'emek's disappointing performance, the company's Managing Director was replaced and Pri Ha'emek has initiated a recovery plan. The management of Pri Ha'emek believes that the continued operations of Pri Ha'emek as a "going concern" is subject to the degree to which the recovery plan is successful. Furthermore, the Company has agreed to provide $1.5 million to Pri Ha'emek to support the recovery plan and may provide additional amounts under certain circumstances. There can be no assurance that Pri Ha'emek's recovery plan will succeed and further losses are expected before it can fully take effect.

Interest income from related parties decreased in 1995 due to the scheduled repayments of deposits, notes and loans receivable to related parties. Net interest expense increased mainly because of increased interest expense recorded on an Israeli CPI-linked loan which was refinanced in 1995 by Pri Ha'emek (prior to refinancing, the loan was linked to the U.S. dollar), and interest expense incurred in connection with the purchase of an office building located at 800 Second Avenue, New York, New York ("800 Second Avenue"). See Liquidity and Capital Resources.

The increases in rental income and rental property operating expenses are attributable to the operations of 800 Second Avenue.

The Company recorded $.3 million and $2.4 million of unrealized gains on marketable securities and $1.9 million and $3.1 million of gains on sale of investments in the years ended December 31, 1995 and 1994, respectively. These gains were mainly attributed to the Company's investments in DSP Group, Inc. ("DSP Group") and Mercury Interactive Corporation ("Mercury"). In addition, on August 15, 1995 Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Cayman, which constituted 49% and 50% of each series, respectively, to Bank Hapoalim B.M. ("Hapoalim"). The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). The Company obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to the Company. The aggregate fair value of trading securities amounted to approximately $3.3 million and $7.1 million at December 31, 1995 and 1994, respectively.

In 1994 the Company recorded gains on issuance of shares of $2.3 million by Pri Ha'emek and $.3 million by Granite.

Gains on sale of real estate rental property consisted of the following:

On November 6, 1995 Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million. In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. The Company recorded a total gain of approximately $.5 million ($.3 million, net of taxes).

On December 31, 1995 Pri Ha'emek sold a 58,000 square-foot commercial building built on 182,000 square feet of land for $3.5 million (50% was sold to the Company) and realized a gain of $3 million, 50% of which was eliminated in consolidation. Pri Ha'emek also retained an option to purchase the Company's interest in this property for $2 million until June 30, 1997 and to repurchase 50% of the Company's interest in this property for $1 million until December 31, 1998.

The increase in the minority interests in 1995 is mainly attributable to the minority interests' share of losses of Pri Ha'emek.

The increase in the effective income tax rate from 43% in 1994 to 73% in 1995 is attributable to changes in the components of taxable income and a reported loss of Pri Ha'emek from which no tax benefit was available.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
- ---------------------------------------------------------------------

Consolidated net income increased from $.2 million for the year ended December 31, 1993 to $7.3 million for the year ended December 31, 1994. In 1993, the Company was required to record a nonrecurring charge to net income of approximately $5 million with respect to its adoption of SFAS No. 109, "Accounting for Income Taxes." Net income in 1994 increased as a result of increased gains on sales of investments, unrealized gains on marketable securities, and a reduction in net interest expense. These increases were partially offset by reductions in equity in earnings of affiliates and rental income.

The decreases in interest expense and therefore in net interest expense for the year ended December 31, 1994 as compared to the same period in 1993 resulted from the repayment of notes, loans and debentures. Also, Ophir's results, which were consolidated in the first nine months of 1993, are reflected by the equity method in 1994 because the Company's interest in Ophir was diluted to 42.5% in November 1993. In 1993, Ophir incurred significant interest expense on bank borrowings used to finance its March 1993 investment in Industrial Buildings Corporation Ltd. ("Industrial Buildings") and as a result recorded a loss in that year.

Equity in earnings of affiliates decreased for the year ended December 31, 1994 as compared to the same period in 1993 because Ophir's 1993 loss was not reported by the equity method in 1993 (see above). In 1994, Ophir reported further losses due to significant financing expense associated with its acquisition of Industrial Buildings. Equity in earnings of affiliates was also reduced in 1994 because the Company's then 49%-owned affiliate, Cayman recorded unrealized losses on its marketable securities. The Company's share of earnings in Teledata, of which the Company owns 2.2% directly and 19.7% (8.4% net to the Company) through Ophir, also decreased significantly because of a sharp decrease in Teledata's sales and earnings in 1994 primarily due to increased competition and delayed introduction of new products. These decreases were partially offset by the increase in the Company's share of Granite's earnings in 1994, because of increased capital gains recorded by Granite as well as significant tax savings that Granite was able to achieve. The Company's 50% share of earnings of Coral World International Ltd.'s marine park in Eilat also increased in 1994 due to the increased number of visitors and higher admission prices.

In February 1994, the other shareholder of Pri Ha'emek, the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange ("TASE"). In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at December 31, 1995 its interest was 58.2%. If all warrants and convertible debentures are exercised, the Company's interest would be diluted to 41%.

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

In 1994, the Company recorded realized and unrealized gains on investments in the amount of $5.5 million as follows:

In 1994, the Company received gross proceeds in the amount of $2.6 million from sales of 120,000 shares of DSP Group and realized gains of $2 million ($1.3 million after taxes).

In 1994, the Company received gross proceeds in the amount of $1.9 million from sales of 155,000 shares of Mercury and recorded a gain of approximately $1.5 million ($1 million after taxes).

In the year ended December 31, 1994, the Company recorded $2.4 million of unrealized gains on marketable securities, which are classified as trading securities in the statement of income. Included in that amount were gross gains of $4.6 million and gross losses of $2.2 million on available-for-sale securities which had been determined to be permanently impaired in value.

During 1993, the Company sold additional shares in Teledata and realized gains on sales of $1.5 million (approximately $.7 million after taxes).

Rental income decreased because Ophir's financial statements are reflected by the equity method commencing on October 1, 1993.

The increase in other expenses is mainly attributable to the consolidation of Paradise's financial statements commencing July 1, 1993.

The decrease in the effective income tax rate to 43% in 1994 from 52% in 1993 resulted from changes in the components of taxable income and certain subsidiaries' losses for which no tax benefits were available in 1993.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At December 31, 1995, cash and cash equivalents were $16.7 million as compared with $37.5 million at December 31, 1994. In addition, Ampal had approximately $34 million of highly liquid interest-bearing securities included in the investments caption at December 31, 1995 as compared with approximately $16 million at December 31, 1994.

In 1995, the Company's investment portfolio was affected by the $20.3 million sale of the Company's interest in Cayman, new investments of approximately $10 million, sales of Mercury and DSP Group shares of approximately $6 million and an increase in short-term investments of $18 million.

New investments in 1995 were:

On June 28, 1995 the Company's 95%-owned subsidiary purchased a property ("800 Second Avenue") for approximately $45 million on which an approximately 290,000 square-foot office building is located. The building is located at 800 Second Avenue, New York, New York and houses the Consulate of the Government of Israel in New York and many other Israel government offices as well as other tenants. The purchase was partially financed by a loan of $30 million from Hapoalim. The Company financed the balance of the acquisition from its own funds.

In January 1995, the Company invested $1.5 million to acquire a 20% equity interest in Epsilon Investment House Ltd. ("Epsilon") and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management and Renaissance provides underwriting services in Israel through its subsidiaries.

In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest and three-year options to acquire an additional 4.4% equity in U.D.S. - Ultimate Distribution Systems Ltd. (formerly known as Barshar Ltd.), an Israeli based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry.

In 1995 the Company invested an aggregate of approximately $2.6 million for 13.6% of Breeze Wireless Communications Ltd., an Israeli company which develops, manufactures and markets wireless local area networks for computers, 4.1% of M-Systems Flash Disk Pioneers Ltd., an Israeli company which develops, manufactures and markets data storage media based on "flash memory," a new silicon memory chip, and 5.8% of Comfy Interactive Movies Ltd., an Israeli company which develops and markets a computer keyboard and interactive movies specially designed for children ages 1-6. The Company also invested approximately $1.6 million to acquire additional interests in its existing subsidiaries and affiliates.

In 1995, the Company invested an additional $3.3 million in M.D.F. Industries LTD ("M.D.F.") and made additional loans of $2.7 million. M.D.F. was established to produce and market medium density fiber boards in Israel.
It constructed a plant which is currently in its testing phase and is expected to commence operations shortly.

Deposits, notes and loans receivable, and debentures payable declined as a result of scheduled repayments. At December 31, 1995, the Company's deposits, notes and loans receivable aggregated $73 million with varying interest rates and maturities. The deposits are guaranteed by Hapoalim. Notes and loans payable increased primarily as a result of $30 million of new borrowings used to finance the acquisition of 800 Second Avenue which cost a total of approximately $45 million. At December 31, 1995, Ampal had $35.4 million aggregate principal amount, net of discounts, of its debentures outstanding which are scheduled to mature by 2003. These debentures bear interest at fixed rates ranging from 10% to 13%. These debentures are not subject to call provisions and are expected to remain outstanding until they mature in accordance with their terms although a portion of such debentures may be presented to Ampal for payment prior to scheduled maturity. Also outstanding at December 31, 1995 was $39 million principal amount of debentures issued by an Israeli subsidiary. Cash flow from deposits is matched to scheduled payments of principal and interest on the Israeli subsidiary's debentures.

As of December 31, 1995, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $13.5 million, and has a share of the commitments issued by and to its investees of up to $24 million.

In 1995 Ampal paid dividends on its Class A Stock and Common Stock in the amount of $.21 per share, and $1.05 and $.325 per share on its 4% and 6-1/2% Preferred Stock, respectively. Total dividends paid in 1995 amounted to $5.6 million as compared with 1994 dividends of $.4 million which was paid only on the Preferred Stock.

In March 1995, Ampal's Board of Directors approved the repurchase of up to 2 million shares of its Class A Stock through open market purchases from time to time. At December 31, 1995, Ampal had acquired 605,400 shares for $3.8 million. In February 1996, in connection with developments regarding Hapoalim's ownership of Ampal's equity, Ampal announced that it had temporarily suspended purchases under this program.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation (a New York corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets and revenues of 45% and 66% in 1995, 43% and 70% in 1994, respectively, and revenues of 77% in 1993. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net earnings (loss) of these companies represents $8,691,000, $5,881,000 and $9,236,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The statements of these subsidiaries and companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1(d) to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities. Also, as explained in Note 1(f) to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


                                                 ARTHUR ANDERSEN LLP


New York, New York
March 25, 1996

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


YEAR ENDED DECEMBER 31,                        1995         1994       1993
- ---------------------------------------------------------------------------
(Dollars in thousands, except per share data)

REVENUES:
Equity in earnings of affiliates..........  $  7,424    $  5,793   $  9,037
Food processing and manufacturing.........    41,601      43,753     35,570
Interest:
 Related parties..........................    10,515      15,823     16,311
 Others...................................     3,781       2,135      1,411
Rental income.............................     8,450       3,390      4,045
Gains on issuance of shares by subsidiary
and affiliates (Note 2)...................         -       2,692      3,185
Realized and unrealized gains on
investments (Notes 1(d) and 2)............     2,193       5,525      1,973
Gains on sale of real estate rental
property (Note 2).........................     2,009           -          -
Other.....................................     2,178       1,832      1,711
                                            --------    --------   --------
     Total revenues.......................    78,151      80,943     73,243
                                            --------    --------   --------

EXPENSES:
Food processing and manufacturing.........    46,767      41,493     32,482
Interest:
 Related parties..........................     4,392       3,781      5,068
 Others...................................    11,898      15,328     17,296
Rental property operating expenses........     3,385         507        502
Minority interests........................    (3,448)       (588)      (402)
Other.....................................     7,124       7,501      7,480
                                            --------    --------   --------
     Total expenses.......................    70,118      68,022     62,426
                                            --------    --------   --------
Income before income taxes................     8,033      12,921     10,817
Income taxes (Note 8).....................     5,867       5,587      5,609
                                            --------    --------   --------
Income before cumulative effect of change
in accounting principle...................     2,166       7,334      5,208
Cumulative effect on prior years of change
in accounting principle (Note 1(f)).......         -           -     (4,982)
                                            --------    --------   --------
     NET INCOME...........................  $  2,166    $  7,334   $    226
                                            ========    ========   ========

Earnings (loss) per Class A share:
 Earnings before cumulative effect of
 change in accounting principle...........     $ .08       $ .27      $ .22
 Cumulative effect on prior years of
 change in accounting principle (Note 1(f))        -           -       (.21)
                                               -----       -----      -----
 Earnings per Class A share (Note 7)......     $ .08       $ .27      $ .01
                                               =====       =====      =====

Weighted average number of Class A and
 equivalent shares outstanding (in
 thousands)...............................    24,980      24,526     20,717

 Dividends per Class A share..............     $ .21       $   -      $   -


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS


ASSETS AS AT DECEMBER 31,                             1995           1994
- -------------------------------------------------------------------------
(Dollars in thousands)

Cash and cash equivalents.....................    $ 16,694       $ 37,532



Deposits, notes and loans receivable (Note 3):
  Related parties.............................      71,484         90,462
  Others......................................       1,489          3,786



Investments (Notes 2 and 9)...................     142,291        136,109



Real estate rental property, less accumulated
 depreciation of $4,994 and $4,556 (Note 2)...      57,289         13,600



Property and equipment, less accumulated
 depreciation of $8,876 and $7,060............      17,920         17,314



Other assets (Note 1(h))......................      42,158         44,077
                                                  --------       --------








TOTAL ASSETS..................................    $349,325       $342,880
                                                  ========       ========








The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
SHAREHOLDERS' EQUITY AS AT DECEMBER 31,               1995           1994
- -------------------------------------------------------------------------
(Dollars in thousands)

LIABILITIES
Notes and loans payable (Note 4):
  Related parties.............................    $ 51,041       $ 24,837
  Others......................................      17,086         19,226
Debentures (Note 5)...........................      78,889         84,491
Accounts and income taxes payable, accrued
 expenses and minority interests..............      37,894         40,832
                                                  --------       --------
        Total liabilities.....................     184,910        169,386
                                                  --------       --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (Notes 6 and 13)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 199,030 and 206,608 shares...................         995          1,033

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value; authorized  4,282,850 shares;
  issued and outstanding 1,052,599 and 1,114,927
  shares......................................       5,263          5,575

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 21,065,392 and
 20,840,518 shares; outstanding 20,459,992
 and 20,840,518 shares........................      21,066         20,841

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares.............       3,000          3,000

Additional paid-in capital....................      57,310         57,185

Retained earnings.............................      85,559         89,007
Treasury Stock, at cost (Note 6)..............      (3,829)             -
Cumulative translation adjustments (Note 1(c))      (4,354)        (2,636)
Unrealized loss on marketable securities
(Note 1(d))                                           (595)          (511)
                                                  --------       --------
        Total shareholders' equity............     164,415        173,494
                                                  --------       --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....    $349,325       $342,880
                                                  ========       ========





The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                         1995        1994       1993
- ---------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from operating activities:
 Net income...............................  $  2,166    $  7,334   $    226
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Equity in earnings of affiliates........    (7,424)     (5,793)    (9,037)
  Gains on issuance of shares by subsidiary
   and affiliates.........................         -      (2,692)    (3,185)
  Realized and unrealized gains on
    investments...........................    (2,193)     (5,525)    (1,973)
  Gains on sale of real estate rental
   property...............................    (2,009)          -          -
  Translation loss........................        15         100        225
  Depreciation expense....................     2,860       2,255      2,346
  Amortization expense....................     4,691       5,228      5,127
  Minority interests......................    (3,448)       (588)      (402)
  Cumulative effect on prior years of
   change in accounting principle.........         -           -      4,982
 Deconsolidation of investee company
   previously accounted for as a subsidiary        -           -      1,946
 Decrease (increase) in other assets......     3,499      (2,773)    (6,594)
 (Decrease) increase in accounts and income
  taxes payable, accrued expenses and
  minority interests......................    (1,771)      1,916        852
 Investments made in trading securities...    (6,403)     (2,099)         -
 Proceeds from sale of trading securities.    13,379       3,012          -
 Dividends received from affiliates.......     4,898       4,767      3,369
                                            --------    --------   --------

  Net cash provided by (used in) operating
   activities.............................     8,260       5,142     (2,118)
                                            --------    --------   --------

Cash flows from investing activities:
 Deposits, notes and loans receivable
  collected:
  Related parties.........................    26,177      36,552     32,871
  Others..................................     2,517       3,030      2,378
 Deposits, notes and loans receivable granted:
  Related parties.........................    (5,271)     (8,716)    (5,645)
  Others..................................      (155)     (1,756)      (176)
 Investments made in:
  Available-for-sale securities...........    (1,369)          -          -
  Affiliates and others...................   (33,681)    (23,776)    (6,874)
 Proceeds from sale of investments:
  Affiliates and others...................    26,633       4,715      9,281
 Purchase of property and equipment.......    (2,268)     (3,062)    (4,292)
 Purchase of real estate rental property..   (45,408)          -          -
 Proceeds from sale of real estate rental
  property................................     1,426           -          -
                                            --------    --------   --------

  Net cash (used in) provided by investing
   activities.............................   (31,399)      6,987     27,543
                                            --------    --------   --------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                         1995        1994       1993
- ---------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties.........................  $ 33,216    $  1,757   $ 19,715
  Others..................................     7,718       5,738      6,777
 Notes and loans payable repaid:
  Related parties.........................    (7,153)    (20,556)   (31,837)
  Others..................................    (9,903)     (4,867)    (8,137)
 Debentures issued by subsidiary..........         -       4,855          -
 Debentures repaid........................   (11,093)    (20,486)   (17,639)
 Proceeds from issuance of shares to
   minority interests.....................        50           -        686
 Proceeds from issuance of shares.........         -      57,460          -
 Dividends paid...........................    (5,614)       (406)      (440)
 Purchase of treasury stock...............    (3,829)          -          -
                                            --------    --------   --------
  Net cash provided by (used in) financing
   activities.............................     3,392      23,495    (30,875)
                                            --------    --------   --------

Effect of exchange rate changes on cash and
 cash equivalents.........................    (1,091)     (1,270)    (1,070)
                                            --------    --------   --------

Net (decrease) increase in cash and cash
 equivalents..............................   (20,838)     34,354     (6,520)
Cash and cash equivalents at beginning of
year......................................    37,532       3,178      9,698
                                            --------    --------   --------
Cash and cash equivalents at end of year..  $ 16,694    $ 37,532   $  3,178
                                            ========    ========   ========

Supplemental Disclosure of Cash Flow
Information
Cash paid during the year:
 Interest:
  Related parties.........................  $  2,790    $  1,790   $  2,599
  Others..................................     5,155       5,677      7,495
                                            --------    --------   --------
    Total interest paid...................  $  7,945    $  7,467   $ 10,094
                                            ========    ========   ========

  Income taxes paid.......................  $  6,940    $  1,921   $  3,853
                                            ========    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                         1995        1994       1993
- ---------------------------------------------------------------------------
(Dollars in thousands, except share amounts and per share data)

4% PREFERRED STOCK
Balance, beginning of year................  $  1,033    $  1,068   $  1,202
Conversion of 7,578, 7,112 and 26,808
shares into Class A Stock.................       (38)        (35)      (134)
                                            --------    --------   --------
Balance, end of year......................  $    995    $  1,033   $  1,068
                                            ========    ========   ========

6-1/2% PREFERRED STOCK
Balance, beginning of year................  $  5,575    $  6,011   $  7,554
Conversion of 62,328, 87,415 and 309,018
shares into Class A Stock.................      (312)       (436)    (1,543)
                                            --------    --------   --------
Balance, end of year......................  $  5,263    $  5,575   $  6,011
                                            ========    ========   ========

CLASS A STOCK
Balance, beginning of year................  $ 20,841    $ 16,225   $ 15,164
Issuance of shares upon conversion of
 Preferred Stock..........................       225         298      1,061
Issuance of shares in a public offering*..         -       4,318          -
                                            --------    --------   --------
Balance, end of year......................  $ 21,066    $ 20,841   $ 16,225
                                            ========    ========   ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year................  $ 57,185    $ 10,605   $  9,989
Conversion of Preferred Stock.............       125         173        616
Proceeds from issuance of shares in a
public offering...........................         -      46,407          -
                                            --------    --------   --------
Balance, end of year......................  $ 57,310    $ 57,185   $ 10,605
                                            ========    ========   ========

RETAINED EARNINGS
Balance, beginning of year................  $ 89,007    $ 82,079   $ 82,293
Net income................................     2,166       7,334        226
Dividends:
  4% Preferred Stock - $1.05, $.20 and $.20
   per share..............................      (209)        (42)       (43)
  6-1/2% Preferred Stock - $.325 per share      (351)       (364)      (397)
  Class A Stock - $.21 per share..........    (4,424)          -          -
  Common Stock - $.21 per share...........      (630)          -          -
                                            --------    --------   --------
Balance, end of year......................  $ 85,559    $ 89,007   $ 82,079
                                            ========    ========   ========

TREASURY STOCK (Note 6)
Balance, beginning of year................  $      -    $      -   $      -
Purchase of 605,400 shares of Class A
Stock at cost.............................    (3,829)          -          -
                                            --------    --------   --------
Balance, end of year......................  $ (3,829)   $      -   $      -
                                            ========    ========   ========

*  Issuance of 4,500,000 shares, including 182,066 held in treasury.

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                         1995        1994       1993
- ---------------------------------------------------------------------------
(Dollars in thousands, except share amounts and per share data)

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year................  $ (2,636)   $ (2,171)  $      -
Foreign currency translation adjustment...    (1,718)       (465)    (2,171)
                                            --------    --------   --------
Balance, end of year......................  $ (4,354)   $ (2,636)  $ (2,171)
                                            ========    ========   ========

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year................  $   (511)   $  4,300** $      -
Transfer to trading securities............         -      (3,800)         -
Write-down due to permanent impairment....         -        (500)         -
Unrealized loss, net......................       (84)       (511)         -
                                            --------    --------   --------
Balance, end of year......................  $   (595)   $   (511)  $      -
                                            ========    ========   ========



























** Represents cumulative effect of adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Note 1 - Summary of Significant Accounting Policies

(a)   The Company

      As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involves transactions with Bank Hapoalim B.M. ("Hapoalim") and companies affiliated or related thereto. Hapoalim, the largest bank in Israel, and its wholly-owned subsidiary, Atad Hevra Lehashkaot Limited ("Atad"), are currently Ampal's controlling shareholders.

      A provision of the Banking (Licensing) Law, 5741-1981, as amended, (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Israeli banks, including Hapoalim, to invest more than 25% of its capital in non-banking corporations and to hold more than 25% of the means of control of each such corporation. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of interests in a non-banking corporation. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers in the same class.

      In addition, under an amendment to the Banking Law enacted in March 1994, Israeli banks, including Hapoalim, are required to reduce their holdings of grandfathered non-banking corporations, including Ampal, to 25% by not later than December 31, 1996 (see Note 13). Following recommendations of a committee formed by the Israeli Ministry of Finance in order to examine the overall economic implications of a further reduction in the permitted holdings of banks in non-banking corporations, the Government of Israel has recently introduced a new bill to amend the Banking Law. This bill would require banks, including Hapoalim, to further reduce their holdings in individual non-banking corporations such as Ampal to 20% by December 31, 1999, and to reduce their overall investment in non-banking corporations to 20% of the bank's capital by that date. Pursuant to this bill, each bank's aggregate permitted investments in non-banking corporations by the end of 2002, would not exceed 15% of each bank's capital, with the addition of up to 10% of its capital permitted to be invested, subject to certain limitations and/or in certain eligible non-banking corporations.

      Prior to November 1993 Hapoalim was controlled by Hevrat Ha'ovdim. Companies controlled by Hevrat Ha'ovdim which are not part of the Hapoalim family of companies and companies controlled by the Government of Israel were not deemed affiliates or related parties.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(c)   Translation of Foreign Currencies

      For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel, assets and liabilities were translated at the rate of exchange at the end of the reporting period and revenues and expenses were translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity.

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

(d)   Investments

      The equity in earnings of two companies, Moriah Hotels Ltd. ("Moriah") and Orlite Engineering Company Ltd. ("Orlite"), which was reflected through their year ending September 30th in the consolidated statement of income in 1993, was reflected on a December 31 year-end basis in 1995 and 1994. The effect of this change on the Company's 1994 consolidated financial statements was immaterial.

      Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. The cumulative effect of adopting this accounting principle as of January 1, 1994 was an increase in investments of $7.4 million, an increase in deferred income taxes payable of $3.1 million and an increase in shareholders' equity of $4.3 million. At December 31, 1995 and 1994 the aggregate fair values of available-for-sale securities were $2.6 million and $.8 million. Prior to January 1, 1994 the Company recorded its investments in marketable securities at the lower of cost or market.

      In the years ended December 31, 1995 and 1994, the Company recorded $.3 million and $2.4 million of unrealized gains on marketable securities in the statement of income. In 1994, included in that amount were gross gains of $4.6 million on trading securities and gross losses of $2.2 million on available-for-sale securities which have been determined to be permanently impaired in value.

      In the quarter ended December 31, 1994, the Company's then 49%-owned affiliate, Bank Hapoalim (Cayman) Ltd., recorded an unrealized loss on marketable securities, the Company's share of which was approximately $.8 million, which resulted from the transfer of securities from the available-for-sale category to the trading security category.

      During 1995 and 1994, the Company invested approximately $6.4 million and $2.1 million in marketable securities.

(e)   Property and Equipment

      Property and equipment are carried at cost, less accumulated depreciation, computed by the straight-line method over the estimated useful lives of the assets.

(f)   Income Taxes

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries totalling approximately $30 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $11 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, and gains on issuances of shares by affiliates, and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(g)   Cash Equivalents

      Cash equivalents include time deposits and notes receivable with original maturities of 90 days or less.

(h)   Other Assets

      Other assets include inventories of the food processing and manufacturing subsidiaries in the amount of $18 million ($17.6 million in 1994).


Note 2 - Acquisitions and Dispositions

(a) On June 28, 1995 the Company's 95%-owned subsidiary purchased a property ("800 Second Avenue") for approximately $45 million on which an approximately 290,000 square-foot office building is located. The building is located at 800 Second Avenue, New York, New York and houses the Consulate of the Government of Israel in New York and many other Israel government offices as well as other tenants. The purchase was partially financed by a loan of $30 million from Hapoalim (see Note 4). The Company financed the balance of the acquisition from its own funds.

(b) In January 1995, the Company invested $1.5 million to acquire a 20% equity interest in Epsilon Investment House Ltd. ("Epsilon") and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management and Renaissance provides underwriting services in Israel through its subsidiaries.

(c) In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest and three-year options to acquire an additional 4.4% equity in U.D.S. - Ultimate Distribution Systems Ltd. (formerly known as Barshar Ltd.), an Israeli based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry.

(d) In 1995 the Company invested an aggregate of approximately $2.6 million for 13.6% of Breeze Wireless Communications Ltd., an Israeli company which develops, manufactures and markets wireless local area networks for computers, 4.1% of M-Systems Flash Disk Pioneers Ltd., an Israeli company which develops, manufactures and markets data storage media based on "flash memory," a new silicon memory chip, and 5.8% of Comfy Interactive Movies Ltd., an Israeli company which develops and markets a computer keyboard and interactive movies specially designed for children ages 1-6. The Company also invested approximately $1.6 million to acquire additional interests in its existing subsidiaries and affiliates.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (e) On August 15, 1995 Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd. ("Cayman"), which constituted 49% and 50% of each series, respectively, to Hapoalim. The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). The Company obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to the Company. The Company recorded its share of earnings in Cayman through the date of sale.

     (f) On November 6, 1995 Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million.
In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. The Company recorded a total gain of approximately $.5 million ($.3 million, net of taxes).

     (g) In 1994, the Company invested in 50% of the equity of M.D.F. Industries Ltd. ("M.D.F.") in the amount of $1.8 million and made loans of $1.3 million to the company. In 1995, the Company invested an additional $3.3 million in M.D.F. and made additional loans of $2.7 million. M.D.F. was established to produce and market medium density fiber boards in Israel. It constructed a plant which is currently in its testing phase and is expected to commence operations shortly.

     (h) In February 1994, the other shareholder of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's then 74.9%-owned subsidiary, purchased additional shares in Pri Ha'emek at the same price the Company paid for its shares in 1991, diluting the Company's ownership to 66.7%. In March 1994, Pri Ha'emek conducted an initial public offering in Israel on the Tel Aviv Stock Exchange. In connection with this offering, the Company realized a gain on issuance of shares of $2.3 million ($1.5 million after taxes). The Company's interest in Pri Ha'emek was initially diluted to 51.25%. Subsequent to the public offering, the Company has purchased additional shares and convertible debentures and at December 31, 1995 its interest was 58.21%. If all warrants and convertible debentures were to be exercised, the Company's interest would be diluted to 41%.

      On December 31, 1995 Pri Ha'emek sold a 58,000 square-foot commercial building built on 182,000 square feet of land for $3.5 million (50% of the building was sold to the Company) and realized a gain on sale of $3 million, 50% of which was eliminated in consolidation. Pri Ha'emek also retained an option to repurchase the Company's interest in this property for $2 million until June 30, 1997 and to repurchase 50% of the Company's interest in this property for $1 million until December 31, 1998.

     (i) In 1995 and 1994, the Company received gross proceeds in the amounts of $1.9 and $2.6 million from sales of 106,000 and 120,000 shares of DSP Group, Inc. ("DSP Group") and recorded a loss of $.1 million and a gain of $2 million ($.1 million and $1.3 million after taxes), respectively.

     (j) In 1995 and 1994, the Company received gross proceeds in the amounts of $4 million and $1.9 million from sales of 237,000 and 155,000 shares of Mercury Interactive Corporation ("Mercury"), which the Company acquired in 1992, and recorded gains of approximately $.9 million and $1.5 million ($.6 million and $1 million after taxes), respectively.

     (k) In February and June 1993, the Company invested an aggregate of approximately $4.3 million in Paradise Mattresses (1992) Ltd. ("Paradise") for 85.1% of the shares of Paradise. Paradise's assets and liabilities were consolidated commencing June 30, 1993; since July 1, 1993 its manufacturing and distribution operations have been consolidated and were included in equity in earnings of affiliates for the six months ended June 30, 1993.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(l) During 1993, the Company sold shares in Teledata Communications Ltd. ("Teledata") and realized gains on sales of $1.5 million (approximately $.7 million after taxes). As a result of the Company's dilution in Ophir (see Note 2(n)) and additional sales during 1995 and 1994, the Company's ownership in Teledata was further reduced to 10.4% (see Note 9).

(m) In March 1993, Ophir, then a subsidiary of the Company, made an investment in approximately 12.8% of the equity of Industrial Buildings Corporation Ltd. ("Industrial Buildings") in the amount of approximately $50 million, which it is accounting for by the equity method. The investment was financed primarily by borrowings from unrelated banks and was made, together with other investors, as part of a group which acquired approximately 51% of Industrial Buildings. Ophir's interest in Industrial Buildings has been pledged to secure borrowings by it and other investors in the group.

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


Note 3 - Deposits, Notes and Loans Receivable

      Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 10 years and notes and loans receivable have maturities of up to 6 years.


Note 4 - Deposits, Notes and Loans Payable

      Deposits, notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the U.S. Dollar or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2003.

      On June 28, 1995, in connection with the purchase of 800 Second Avenue (see Note 2(a)), a subsidiary borrowed $30 million from Hapoalim at an interest rate based on London Interbank Offered Rates plus 1% (6.6875% at December 31,
1995), payable quarterly with principal due on June 28, 1996. In March 1996 the subsidiary requested, and Hapoalim approved, an extension of the loan to June 28, 2000 with principal payable in 14 quarterly installments commencing March 28, 1997.

      The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 7.45% on $56.7 million, 11.83% on $22.3 million and 5.71% on $30.7 million in 1995, 1994 and 1993, respectively.


Note 5 - Debentures

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Debentures outstanding at December 31 consist of:

                                                            1995     1994
                                                         ------------------
Ampal:
 Various series with interest rates ranging from
 10%-13%, maturing 1996-2003............................  $ 47,934  $ 53,202

Ampal Development (Israel) Ltd.:
 Various series with interest rates ranging from
 6.2%-7.5%, linked to the Consumer Price Index in
 Israel, maturing 1996-2005, secured by assets of
 $41 million............................................    38,992    43,161

Pri Ha'emek (Canned and Frozen Food) 88 Ltd.:
 Various series with an interest rate of 3%, linked to
 the Consumer Price Index in Israel, maturing 1998-2003,
 secured by assets of approximately $43 million.........     4,511     4,713
                                                           -------   -------

                                                            91,437   101,076

Less: Unamortized discounts.............................    12,548    16,585
                                                        ----------  --------

Total...................................................  $ 78,889  $ 84,491
                                                          ========  ========


      Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

      1996 - $41,806*
      1997 -   5,778
      1998 -   6,579
      1999 -   6,579
      2000 -   7,135
Thereafter -  11,653

* If no debentures are presented for early redemption, scheduled maturities will amount to $22,590.


Note 6 - Shareholders' Equity

      Capital Stock

      The 4% and 6-1/2% Preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 1995, a total of 8,779,072 shares of Class A Stock is reserved for issuance upon the conversion of the Preferred Stock and the exercise of warrants and options.

      The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

        (i) up to 4% on Class A Stock, then
       (ii) up to 8% on Class A Stock and 4% Preferred Stock, ratably, then
      (iii) up to 12% on Common Stock, then
       (iv) on 4% Preferred Stock, Class A Stock and Common Stock, ratably.

      Preferred shares are nonvoting unless dividends are in arrears for three successive years. At December 31, 1995, there are no dividend arrearages.

      In March 1995, the Board of Directors of Ampal approved the repurchase by Ampal of up to 2 million shares of its Class A Stock, at market prices from time to time. As of December 31, 1995, Ampal had repurchased 605,400 shares of its Class A Stock for approximately $3.8 million. On February 21, 1996, in connection with developments

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regarding Hapoalim's ownership of Ampal's equity, Ampal announced that it had temporarily suspended purchases under this program (See Note 13).

      On November 8, 1995, at a Special Meeting of Shareholders of Ampal, the shareholders voted to approve an amendment to Ampal's Certificate of Incorporation increasing the number of shares of Class A Stock from 30,000,000 to 60,000,000.

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

      On November 5, 1993, Ampal's Board of Directors approved a stock option plan which provides for grants of options to purchase up to 200,000 shares of Class A stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. On January 25, 1994, the Stock Option Committee of the Board of Directors approved the issuance of 134,900 options (of which 8,775 options have been canceled) in the aggregate at an exercise price of $10.91 per share (a 10% discount from market price on the date of grant). The entire discount was recorded as compensation expense in 1994. The Stock Option Plan was approved by Ampal's shareholders on September 22, 1994. At December 31, 1995, 27,500 options are exercisable and 98,625 options become exercisable on January 25, 1996.

      Retained Earnings

      At December 31, 1995, retained earnings include $53.5 million for affiliates accounted for by the equity method, of which $31.7 million and an additional $40.1 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.


Note 7 - Earnings Per Class A Share ("EPS")

      Earnings per share is reflected for Class A Stock and not for Common Stock since Class A Stock is publicly held whereas the Common Stock is not. EPS assumes the conversion of the 4% and 6-1/2% Preferred Stock into Class A Stock during the year and gives effect to the participatory rights of 3 million shares of the Common Stock. The exercise of warrants and options is not included in the calculation of EPS because their effect would be anti-dilutive. Therefore, EPS is calculated by dividing net income by 28 million, 27.5 million and 23.7 million shares in 1995, 1994 and 1993, respectively.


Note 8 - Income Taxes

                                               1995      1994       1993
                                               -------------------------
The components of current and deferred
income tax expense (benefit) are:

Current:
 State and local........................   $     65  $     60   $      8
 Federal................................      6,239     1,311      1,254
 Foreign................................      1,153       796      1,668
Deferred:
 State and local........................         60         -          -
 Federal................................     (1,772)    2,095      3,319
 Foreign................................        122     1,325       (640)
                                           --------  --------   --------
    Total...............................   $  5,867  $  5,587   $  5,609
                                           ========  ========   ========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of deferred income tax
expense are:

Unrealized (losses) gains...............   $    (30) $  2,240   $      -
Equity in earnings of affiliates........     (1,808)    1,066      2,563
Gains on issuances of shares............          -       941      1,115
Debenture selling expenses..............        (27)     (240)      (294)
Other...................................        275      (587)      (705)
                                           --------  --------   --------
   Total................................   $ (1,590) $  3,420   $  2,679
                                           ========  ========   ========

The domestic and foreign components of income
(loss) before income taxes are:

Domestic................................   $  1,571  $    253   $ (1,418)
Foreign.................................      6,462    12,668     12,235
                                           --------  --------   --------
   Total................................   $  8,033  $ 12,921   $ 10,817
                                           ========  ========   ========

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax at 35%, 35% and 34%..   $  2,811  $  4,523   $  3,678
Taxes on foreign income in excess of U.S.
rate....................................      3,026     1,426      1,925
Other...................................         30      (362)         6
                                           --------  --------   --------
Total effective tax: 73%, 43% and 52%...   $  5,867  $  5,587   $  5,609
                                           ========  ========   ========



Other assets include approximately $1.5 million ($2 million in 1994) of deferred tax assets which represent the tax benefit of the temporary differences between the carrying values of the fixed assets in the financial statements and their income tax bases. Accounts and income taxes payable and accrued expenses include approximately $23.1 million ($24.6 million in 1994) of deferred tax liability provided on undistributed earnings of the affiliates.


Note 9 - Investments in Affiliates and Others

The companies accounted for by the equity method and the Company's share of equity in those investments are:

                                              1995      1994        1993
                                              --------------------------

Am-Hal Ltd.............................         50%       50%        50%
Bank Hapoalim (Cayman) Ltd (see Note 2(e))       -        49         49
Bay Heart Limited......................         37        37         37
Carmel Containers Systems Limited......         20.4      20         20
Coral World International Limited......         50        50         50
Davidson-Atai Publishers Ltd...........         20.7      20.7       22.5
Epsilon Investment House Ltd...........         20         -          -
Hod Hasharon Sport Center (1992) Limited
 Partnership...........................         50        25.5       25.5
Granite Hacarmel Investments Limited...         21.3      21.2       21.6
M.D.F. Industries Ltd..................         50         -          -
Moriah Hotels Ltd......................         46        46         46
Ophir Holdings Ltd. (Note 2(m))........         42.5      42.5       42.5
Orlite Industries (1959) Ltd...........         22.7      22         30.1
Renaissance Investment Company Ltd.....         20         -          -
Teledata Communication Ltd.............          2.2*      2.2*       2.5*
Trinet Investment in High-Tech Ltd.....         37.5      37.5        -
Trinet Venture Capital Ltd.............         50        50          -
U.D.S. - Ultimate Distribution Systems Ltd.     21.9       -          -

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


*  In addition, Ophir Holdings Ltd. holds 19.2% of Teledata's shares.

Combined summarized financial information for the above companies is as follows:


                                               1995      1994       1993
                                           -----------------------------
Revenues...............................    $750,876  $592,012   $558,979
Gross profit...........................     164,108   119,072    104,833
  Net income...........................      29,103    25,215     23,246

Property and equipment.................    $335,209  $282,956   $247,616
Other assets...........................     429,807   477,412    452,546
                                           --------  --------   --------
  Total assets.........................    $765,016  $760,368   $700,162
                                           ========  ========   ========
Total liabilities, including bank
borrowings.............................    $460,477  $438,102   $419,328
                                           ========  ========   ========

The carrying value of the Company's investments in shares of its publicly traded affiliates and others at December 31, 1995 amounted to $42.5 million and had a market value of $48.9 million, which is based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ and the Tel Aviv Stock Exchange.


Note 10 - Segment Information

Segment information presented below results primarily from operations in Israel.

YEAR ENDED DECEMBER 31,                   1995          1994         1993
- -------------------------------------------------------------------------
Revenues:
- --------
Finance...........................    $ 17,982      $ 29,599     $ 27,367
Real estate rental................      10,484(d)          -(e)         -(e)
Food processing...................      31,376        35,024       30,726
Mattress manufacturing............      10,174         9,625        4,950
Leisure-time......................       1,514         1,411        1,428
Intercompany adjustments..........        (803)         (509)        (265)
                                      --------      --------     --------
     Total........................    $ 70,727      $ 75,150     $ 64,206
                                      ========      ========     ========

Equity in Earnings (Losses) of
- ------------------------------
Affiliates:
- ----------
Finance...........................    $    566(b)   $ (2,531)(b) $   (128)(b)
Real estate rental................        (678)(c)         -(e)         -(e)
Food processing...................           -             -            -
Mattress manufacturing............           -             -          243
Leisure-time......................       1,779(a)      3,647(a)     2,586(a)
                                      --------      --------     --------
     Total........................    $  1,667      $  1,116     $  2,701
                                      ========      ========     ========

Pretax Operating Income (Loss):
- -------------------------------
Finance...........................    $  1,125      $  7,720     $  1,516
Real estate rental................       5,444             -(e)         -(e)
Food processing...................      (9,106)         (693)         (37)
Mattress manufacturing............         428           401          508
Leisure-time......................        (730)         (889)        (610)
                                      --------      --------     --------
     Total........................    $ (2,839)     $  6,539     $  1,377
                                      ========      ========     ========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Assets:
- -------------
Finance...........................    $256,731      $289,914     $259,025
Real estate rental................      61,804             -(e)         -(e)
Food processing...................      42,843        47,837       37,083
Mattress manufacturing............       7,912         8,328        8,752
Leisure-time......................       4,949         4,792        4,654
Intercompany adjustments..........     (24,914)       (7,991)      (5,454)
                                      --------      --------     --------
     Total........................    $349,325      $342,880     $304,060
                                      ========      ========     ========

Investments in Affiliates:
- --------------------------
Finance...........................    $      -      $ 28,913(b)  $ 31,508(b)
Real estate rental................       9,768(c)          -(e)         -(e)
Food processing...................           -             -            -
Mattress manufacturing............           -             -            -
Leisure-time......................      37,108(a)     35,194(a)    30,636(a)
                                      --------      --------     --------
     Total........................    $ 46,876      $ 64,107     $ 62,144
                                      ========      ========     ========

Capital Expenditures:
- ---------------------
Finance...........................    $     26      $    154     $     48
Real estate rental................      45,408             -(e)         -(e)
Food processing...................       1,769         2,470          832
Mattress manufacturing............         368           334        3,317
Leisure-time......................         105           104           95
                                      --------      --------     --------
     Total........................    $ 47,676      $  3,062     $  4,292
                                      ========      ========     ========

Depreciation and Amortization:
- ------------------------------
Finance...........................    $  4,322      $  5,276     $  5,402
Real estate rental................         815             -(e)         -(e)
Food processing...................       1,472         1,151        1,122
Mattress manufacturing............         650           725          634
Leisure-time......................         292           331          315
                                      --------      --------     --------
     Total........................    $  7,551      $  7,483     $  7,473
                                      ========      ========     ========

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests.

(a) Operations in Australia, Bahamas, Israel, U.S. Virgin Islands and United States.

(b)   Operations in Israel (1994 and 1993 only) and Cayman Islands.

(c)   Operations in Israel.

(d) Includes gains on sale of real estate rental property (see Notes 2(f) and 2(h)).

(e) The Company did not have a real estate rental segment in 1994 and 1993; all amounts related to real estate rental for these years are reflected in the finance segment.

The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The food processing segment is composed of Pri Ha'emek, which processes and packages vegetables, canned juices and other vegetable and citrus products in Israel. It markets its products primarily to large retail chains in Israel and, to a lesser extent, North America and Japan. The mattress manufacturing segment consists of Paradise, which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel whose customer base consists of independent stores as well as hotels chains. The leisure time segment consist primarily of Coral World International Limited (marine parks located around the world) and Moriah Hotels Ltd. (hotel chain in Israel).

Because of Pri Ha'emek's continuing losses, the company's management has put into effect a recovery program, the implementation of which started at the end of 1995 and the principal components of which are a reduction in those manufacturing and marketing activities which do not contribute to the company's profitability, a reduction in the size of the workforce, the realization of those fixed assets which have ceased to contribute to manufacturing activities, and the development of and increase in capacity and efficiency of those production lines which will contribute to an increase in the company's profitability. The management of Pri Ha'emek believes that the continued operations of Pri Ha'emek as a "going concern" is subject to the degree to which the recovery plan is successful. Furthermore, the company has agreed to provide $1.5 million to Pri Ha'emek to support the recovery plan and may provide additional amounts under certain circumstances. There can be no assurance that Pri Ha'emek's recovery plan will succeed and further losses are expected before it can fully take effect.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Disclosures about Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)   Cash and Cash Equivalents

      For short-term investments, the carrying amount is a reasonable estimate of fair value.

(b)   Deposits, Notes and Loans Receivable

      The fair value of these deposits, notes and loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(c)   Investments

      For financial instruments with maturities between 91 days and 1 year, and all marketable securities, the carrying amount is a reasonable estimate of fair value.

(d)   Commitments

      Due to the relative short term of commitments discussed in Note 12, their contract value is considered to be their fair value.

(e)   Deposits, Notes and Loans Payable and Debentures

      The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.


                                        1995              1994
                                ------------------   ----------------
                                Carrying     Fair    Carrying    Fair
                                Amount       Value    Amount    Value
                                ------       -----    ------    -----

Financial assets:

Cash and cash equivalents....    $ 16,694  $ 16,694  $ 37,532  $ 37,532
Deposits, notes and loans
 receivable..................      72,973    71,993    94,248    93,186
Investments..................      40,100    40,100    24,663    24,663
                                 --------  --------  --------  --------
                                 $129,767  $128,787  $156,443  $155,381
                                 ========  ========  ========  ========

Financial liabilities:

Deposits, notes and loans
 payable.....................    $ 68,127  $ 67,488  $ 44,063  $ 43,369
Debentures outstanding.......      78,889    81,476    84,491    85,650
                                 --------  --------  --------  --------
                                 $147,016  $148,964  $128,554  $129,019
                                 ========  ========  ========  ========


Note 12 - Commitments and Contingencies

(a) The combined minimum annual lease payments on Ampal's corporate offices, Country Club Kfar Saba and Paradise, without giving effect to future escalations, are approximately $679,000 a year for the years 1996 through 1998, and $536,000 for 1999, and $553,000 for 2000 and $1.8 million in the aggregate, thereafter. The leases expire in 2009, 1998 and 2000, respectively.

(b) For the years 1996 through 2000, the combined minimum lease receipts to be received by the Company from rental properties are approximately $8.3 million in 1996 ($2.8 million from related parties); $7.9 million in 1997 ($2.3 million from related parties); $7.8 million in 1998 ($2.1 million from related parties); $8.0 million in 1999 ($2.1 million from related parties); $7.7 million in 2000 ($1.6 million from related parties); and $62.5 million in the aggregate, thereafter ($.2 million from related parties).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totalling $13.5 million.

      The Company's share of the commitments to its investees amounted to $24 million.

      A consolidated subsidiary pledged all of its assets in the amount of approximately $43 million to banks (including a related party) in order to secure a mortgage and its debt to debenture holders.

(d) An appeal filed by Sonol, a subsidiary of the Company's investee, Granite, together with appeals filed by Paz and Delek, the other two major fuel marketing companies, against the June 1993 ruling by the Controller of Restrictive Trade Practices declaring that exclusive agreements entered into between the fuel marketing companies and filling station operators are restrictive trade agreements, is now pending in the District Court in Jerusalem.

      The Controller of Restrictive Trade Practices, on December 14, 1995 amended the above ruling following a compromise agreement reached between Sonol and Paz in their above mentioned appeals. Under the terms of the compromise arrangement, Sonol will release 36 stations not subject to an "Accepted Leasing Agreement" as defined in the arrangement and the Controller will rescind his ruling regarding other stations in which Sonol is party to such an "Accepted Leasing Agreement." The implementation of this arrangement is being contested in the courts and has, thus, been suspended until a final decision is reached.

      A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset, the Israeli Parlament.

      A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the President of the Supreme Court and law faculties for their comments.

      At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Granite in particular.

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

      Certain of the investees, including Ophir, Industrial Buildings and Carmel, are parties (mostly as lessors) to lease transactions which, under the Commissioner's interpretation, may be deemed leases for terms in excess of 10 years. These investees have all reported their lease income as taxable income and have recently reported such transactions to the tax authorities. Should the tax authorities decide to enforce their position and prevail, these investees would be in breach of Israeli law, and could be subject to material taxes and to civil and criminal penalties. An assessment made against Bay Heart Limited in this regard by the tax authorities has been abandoned.

      The Company's investees have taken the position, which the Company believes is shared by many of the other affected taxpayers in Israel, that the Commissioner's position in this matter is incorrect. The Company cannot predict whether the Commissioner's position will be upheld or, if upheld, the effect on the Company and its investees.

(f) In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Ltd. ("Yakhin Mataim") to redeem the perpetual debentures owned by Ampal for approximately $.7 million and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, on the alleged grounds that these are debt and not equity investments. It is Ampal's view, that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation. Ampal intends to vigorously contest this legal proceeding.

(g) It has recently been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by two subsidiaries of the Company which formerly were industrial development banks and a finance subsidiary were substantially similar to the lending practices of the other Israeli banks and, to that extent, the Company may be subjected to the same possible claims. One claim in the amount of $.9 million has already been asserted. It is too early to tell the extent of any additional claims which may be asserted in this regard or the outcome of any such claims. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. The Company expects to vigorously defend the claim which has been asserted, in the event it results in litigation and believes that the applicable statute of limitations constitutes a bar to all but a relatively small portion of the claim.


Note 13 - Subsequent Events

      In February, 1996, Hapoalim, which, as of March 20, 1996, beneficially owned 100% of Ampal's Common Stock and 50.3% of its Class A Stock, announced that its Board of Directors had authorized it to conduct negotiations with the Steinmetz Family ("STEINMETZ") with a view to reaching an agreement based on Steinmetz's proposal to acquire a portion of Hapoalim's interest in Ampal at a price that relects a valuation of Ampal which exceeds its current market value.

      In addition, Hapoalim has proposed to Ampal that they enter into a transaction to equalize the voting, dividend and liquidation rights of Ampal's Common Stock with those of the Class A Stock. The proposed sale of the Class A Stock and equalization are part of Hapoalim's effort to comply with Israeli banking law by decreasing Hapoalim's holdings in and means of control over Ampal to 25% or less by December 31, 1996.

      Hapoalim has expressed its view that, in any such equalization, it should be compensated for giving up its special voting rights as a holder of Common Stock by receiving more than one share of Class A Stock or its equivalent in exchange for each share of Common Stock. Hapoalim has also indicated that in the event Hapoalim and Ampal are unable to agree on a mutually acceptable equalization transaction, Hapoalim would consider selling the Common Stock.

      Ampal's Board of Directors has formed a "Special Committee," consisting of five outside directors, to consider Hapoalim's request to equalize the Common Stock, and to negotiate, approve or disapprove any such transaction on Ampal's behalf. The Special Committee has retained independent counsel and an independent investment bank to advise it in connection with Hapoalim's proposal. The Special Committee has not yet made any decision with respect to such proposal.

      Hapoalim is the Company's principal lender and members of the Hapoalim group of companies, including Investment Company of Bank Hapoalim Ltd., sometimes invest jointly with the Company. Should these proposed transactions occur, the Company is unsure of what effect the reduction of Hapoalim's interest in Ampal will have on these relationships in the future.

      In addition, Ampal may lose certain rights granted under a stockholder agreement to select directors to the board of Granite Hacarmel Investments Limited ("Granite") if Hapoalim no longer controls Ampal. If Ampal loses these rights, Ampal may no longer be

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




able to account for its holdings in Granite under the equity method of accounting if various warrants and debenture conversion rights to purchase shares of Granite are exercised, thereby reducing the Company's percentage ownership of Granite.

      In addition, if Ampal is no longer controlled by Hapoalim, under the terms of the Shareholders Agreement between Ampal and the other shareholder of Coral World International Limited ("Coral World"), Ampal may be required to seek to sell its shares of Coral World to an outside person (subject to a right of first refusal by the other shareholder) or, failing that, to sell its shares to the other shareholder at a price which shall be the greater of the book value or seven times the previous year's earnings per share.

SELECTED QUARTERLY FINANCIAL DATA
- ---------------------------------
(Unaudited)


                          First      Second     Third      Fourth
                        Quarter     Quarter   Quarter      Quarter     Total
                        -----------------------------------------------------
                             (Dollars in thousands, except per share data)

Year Ended
December 31, 1995
- -----------------

Revenues..............  $ 19,609   $ 19,869   $ 20,125    $ 18,548   $ 78,151

Net interest (expense)
 income...............      (253)      (917)      (953)        129     (1,994)

Food processing and
 manufacturing
 operations ..........       746        (24)    (1,181)     (4,707)    (5,166)

Net income (loss).....     1,586      1,001        485        (906)     2,166

Earnings per Class A
 share................       .06        .03        .02        (.03)       .08


Year Ended
December 31, 1994
- -----------------

Revenues..............  $ 20,175   $ 17,371   $ 24,183    $ 19,214   $ 80,943

Net interest (expense)
 income...............      (352)      (219)         4        (584)    (1,151)

Food processing and
 manufacturing
 operations .........      1,242      2,697      3,235       2,132      9,306

Net income............     2,674        501      3,864         295      7,334

Earnings per Class A
 share................       .10        .02        .14         .01        .27

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ----------------------------------------------------
               None


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------
                                   MANAGEMENT

        The following table sets forth certain information regarding Ampal's directors and executive officers:

        NAME                                   POSITION
Shlomo Recht(1)................  Chairman of the Board and Director
Lawrence Lefkowitz(1)..........  President, Chief Executive Officer and Director
Moshe Mor......................  Executive Vice President
Alan L. Schaffer...............  Vice President-Finance and Treasurer
Alla Kanter....................  Vice President-Accounting and Controller
Michael K. Marks...............  Vice President-Legal and Secretary
Miri Lent......................  Assistant Vice President-Israel Operations
Harry B. Henshel(2)(5).........  Class A Director
Herbert Kronish(5).............  Class A Director
Evelyn Sommer(2)(3)(5).........  Class A Director
Arie Abend(2)..................  Director
Michael Arnon(1)...............  Director
Stanley Batkin(1)(3)(5)........  Director
Yaacov Elinav(1)(4)............  Director
Irwin Hochberg(3)(5)...........  Director
Shimon Ravid(4)................  Director


- ------------
(1)   Member of the Executive Committee
(2)   Member of the Audit Committee
(3)   Member of the Related Party Transactions Committee
(4)   Member of the Stock Option Committee
(5)   Member of the Special Committee

        SHLOMO RECHT, 54, has been Chairman of the Board of Directors of Ampal since July 1994. From March 1994 until July 1994, he was Vice Chairman of the Board of Directors of Ampal. From April 1990 until March 1994, he was Managing Director of Poalim Capital Markets and Investments Ltd. From 1988 until 1989, and since March 1994, he has served as a director of Ampal.

        LAWRENCE LEFKOWITZ, 58, has been President and Chief Executive Officer of Ampal since November 1990. In August 1990 he also became Counsel to Hapoalim in charge of the Legal Department for the United States branches. He became a director of Ampal in 1990. See "Certain Relationships and Related Transactions."

        MOSHE MOR, 60, has been Executive Vice President of Ampal since December 1995. Prior thereto, he was Vice President-Israel Operations of Ampal for more than five years.

        ALAN L. SCHAFFER, 53, has been Vice President-Finance and Treasurer of Ampal for more than five years.

        ALLA KANTER, 38, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal for more than five years.

        MICHAEL K. MARKS, 31, has been Vice President-Legal of Ampal since September 1995 and Secretary of Ampal since December 1992. He has been employed by Ampal since August 1992. From January 1992 until July 1992, he was an attorney for the law firm of Weitz and Luxenberg, P.C. From August 1988 until May 1991 he attended Emory University School of Law.

        MIRI LENT, 39, has been Assistant Vice President-Israel Operations of Ampal for more than five years.

        HARRY B. HENSHEL, 77, has been Chairman of the Board of Bulova Corporation since 1974. He has also served as Chairman of the Chief Executives Council of Omega Group since 1990 and as a Director of the Ponce Hotel Corporation for more than 20 years and the Universal Holdings Corp. since 1993. He has been a member of the advisory Board of the New York State Business Partnership for more than 5 years and a Trustee of the New York Backstretch Employees Pension Trust for more than 10 years. He served on the Board of Directors of Ampal Industries, Inc., a subsidiary of Ampal from 1982 until 1990. He became a director of Ampal in 1993.

        HERBERT KRONISH, 69, has been a Senior Partner of Kronish, Lieb, Weiner & Hellman LLP and its predecessor partnerships ("KLWH") since 1958. KLWH has been legal counsel to Ampal since 1982. He became a director of Ampal in September 1994.

        EVELYN SOMMER, 56, has been President of Women's International Zionist Organization-USA, and a representative of Women's International Zionist Organization to the United Nations for more than five years, has been Chairman, American Section of the World Jewish Congress, for more than five years and has been Chairman, North American Section of the World Jewish Congress since January 1996. She became a director of Ampal in 1982.

        ARIE ABEND, 58, has been a Joint Managing Director of Hapoalim since February 1994 and Regional Manager, Western Hemisphere of Hapoalim since August 1994. From 1986 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. From 1984 until 1985, in 1991 and since September 1994, he has served as a director of Ampal. See "Certain Relationships and Related Transactions."

        MICHAEL ARNON, 70, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

        STANLEY I. BATKIN, 81, served on the Board of Directors of Ampal Industries, Inc. from 1983 until 1990 and was a member of its Executive Committee from 1986 until 1990. He became a director of Ampal in 1991.

        YAACOV ELINAV, 51, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a
Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in July 1992. See "Certain Relationships and Related Transactions."

        IRWIN HOCHBERG, 67, has been a Senior Partner and President of Bloom Hochberg & Co., P.C., CPA's, which provides accounting, auditing and tax services and professional and consulting services to investment banking firms, for more than five years. He also serves as a director of Transmedia Network, Inc. He became a director of Ampal in September 1994.

        SHIMON RAVID, 59, has been a Joint Managing Director of Hapoalim since February 1994. From October 1989 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. He became a director of Ampal in 1990. See "Certain Relationships and Related Transactions."

ITEM 11.       EXECUTIVE COMPENSATION
               ----------------------
SUMMARY COMPENSATION TABLE
- --------------------------
     The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1995.



Name and Principal                                                           Other Annual         All Other
     Position                         Year        Salary        Bonus        Compensation      Compensation
- -----------------                     ----        ------        -----        ------------      ------------
Lawrence Lefkowitz(1)               1995          $212,351     $16,335     $9,088              $26,055(3)
 (President and                     1994           204,351                  8,710               24,619(4)
  Chief Executive Officer)          1993           193,351                  8,141               22,862(5)

Moshe Mor                           1995           145,880      37,185                          13,982(6)
(Executive Vice President)          1994           120,377                                      15,930(6)
                                    1993           115,640      14,573                          12,981(6)

Alan L. Schaffer                    1995           142,250      10,942                          16,467(7)
 (Vice President-Finance            1994           136,750                                      14,413(5)
  and Treasurer)                    1993           130,000                                      13,510(5)

Miri Lent                           1995           111,767      29,880                          17,463(6)
 (Assistant Vice President-         1994            93,777                                      14,749(6)
  Israel Operations)                1993            97,021       8,821                          14,756(6)

Shlomo Recht(2)                     1995           114,633      10,455                          13,337
 (Chairman of the Board)            1994            79,174       7,662                           9,333
                                    1993


- ---------------------

(1) Services of Mr. Lefkowitz are shared by Ampal and Hapoalim and Hapoalim reimbursed Ampal $100,000 per year from August 1990 through December
        1995. Beginning in January 1996, Hapoalim will reimburse Ampal $120,000 per year. Mr. Lefkowitz is employed pursuant to an employment agreement expiring September 12, 1997, renewable thereafter automatically for successive one-year terms unless one year's prior notice is given, providing for the payment of salary which shall not be less than the salary paid to him in 1992 and which salary is subject to annual review.

(2)     Mr. Recht began employment with the Company in April 1994.

(3)     Comprised of Ampal's contribution pursuant to:  (i) Ampal's Pension Plan of $15,562; (ii) Ampal's
        Supplementary Executive Retirement Plan of $9,993 and (iii) Ampal's Savings Plan of $500.

(4)     Comprised of Ampal's contribution pursuant to:  (i) Ampal's Pension Plan of $15,596; (ii) Ampal's
        Supplementary Executive Retirement Plan of $8,523 and (iii) Ampal's Savings Plan of $500.

(5)     Comprised of Ampal's contribution pursuant to Ampal's Savings Plan of $500 and the remainder pursuant to Ampal's Pension Plan, described below.

(6)     Comprised of Ampal (Israel)'s contribution to its pension plan on behalf of Mr. Mor and Ms. Lent

(7)     Comprised of Ampal's contribution pursuant to:  (i) Ampal's Pension Plan of $15,562; (ii) Ampal's
        Supplementary Executive Retirement Plan of $405 and (iii) Ampal's Savings Plan of $500.

FISCAL YEAR-END OPTION VALUES(1)

                                     Number of
                                     Securities
                                     Underlying                        Value of Unexercised In-
                                     Unexercised                       the-Money Options
                                     Options at                        at Fiscal-Year End
Name                                Fiscal Year-End                                 ($)
- ----                         -------------------------------           --------------------------------
                             Exercisable       Unexercisable           Exercisable        Unexercisable
                             -----------       --------------          -----------        -------------

Lawrence Lefkowitz                 0                16,000                   0                   0

Moshe Mor                          0                15,150                   0                   0

Alan L. Schaffer                   0                13,000                   0                   0

Miri Lent                          0                11,500                   0                   0

Shlomo Recht                       0                     0                   0                   0

 (1) No options were granted to or exercised by any named executive officer during 1995.

Other Compensation

        Directors of Ampal who are not employees of the Company or of its parent company receive $500 thereafter per board meeting attended. Such persons also receive the same amount for attendance at meetings of committees of the Board of Directors, provided that such committee meetings are held on separate days and a day other than the day of a regularly scheduled board meeting.

Other Benefits

        Ampal maintains a money purchase pension plan for its eligible employees ("Pension Plan"). Eligible employees are all full-time employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. In 1990, the Pension Plan was amended so that Ampal's annual contribution was equal to 7% of each employee's compensation plus 5.4% of the employee's compensation in excess of the Social Security taxable wage base for that year. In 1994, the Pension Plan was amended so that Ampal's contribution is equal to 7% of each employee's compensation plus 5.7% of the compensation in excess of the Social Security taxable wage base for that year.

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

Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k) savings account in 1995 was limited under the Code to $9,240. For each plan year up to and including 1995, Ampal matched 50% of each employee's contribution up to a maximum matching contribution of $500 for each participant. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation. This amendment also provides that employees who are eligible to participate in the Savings Plan as of December 31, 1995 are 100% vested at all times in the account balances maintained in their 401(k) savings account and that employees who become eligible to participate in the Savings Plan on or after January 1, 1996, become vested in amounts contributed by Ampal depending on the number of years of service worked, as provided in the following table:

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

        In January 1994, pursuant to the Stock Option Plan, Non-ISO Options to purchase 134,900 Class A shares were granted to employees, officers, and directors of Ampal and certain subsidiaries of Ampal. No stock options were granted under the Stock Option Plan during 1995.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1995, members of the Executive Committee of the Board of Directors which functions as the compensation committee of the Company included: Mr. Arnon, formerly Chairman of the Board of Ampal; Mr. Lefkowitz, President and Chief Executive Officer of Ampal and Counsel to Hapoalim; Mr. Stanley I. Batkin; Mr. Yaacov Elinav, Senior Deputy Managing Director of Hapoalim; and Mr. Shlomo Recht, Chairman of the Board of
Ampal. For a description of business transactions between the Company and Hapoalim, see "Certain Relationships and Related Transactions."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT
           -----------------------------------------------------------------
                                 PRINCIPAL SHAREHOLDERS OF AMPAL

 The following tables set forth information as at March 20, 1996 as to the holders known to Ampal to beneficially own more than 5% of any class of voting securities of Ampal and, as to all directors and officers as a group, concerning the beneficial ownership of any class of equity securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6-1/2% Cumulative Convertible Preferred Stock (the "6-1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 20, 1996, there were issued and outstanding 20,497,124 shares of Class A Stock and 3,000,000 shares of Common Stock. In addition, there were issued and outstanding 1,042,552 non-voting shares of 6-1/2% Preferred Stock (each convertible into three shares of Class A Stock) and 197,540 non-voting shares of 4% Preferred Stock (each convertible into five shares of Class A Stock).


Certain Beneficial Owners

Name and Address                                      Amount and Nature                Percent
of Beneficial Owner          Title of Class        of Beneficial Ownership             of Class(1)
- ------------------           --------------        -----------------------             -----------
Bank Hapoalim B.M.           Class A Stock               10,500,991 shs.(2)                50.3%(2)
50 Rothschild Blvd.          Common Stock                 3,000,000 shs.                  100%
Tel Aviv, Israel

Atad Hevra Lehashkaot
  Limited                    Class A Stock               10,500,991 shs.(3)                50.3%(3)
50 Rothschild Blvd.
Tel Aviv, Israel

- -------------
(1)  Based upon number of shares outstanding as of March 20, 1996.

(2) These shares represent all of the shares owned by Atad Hevra Lehashkaot Limited described below. Assumes conversion of 122,536 shares of 6-1/2% Preferred Stock and 3,350 shares of 4% Preferred Stock.

(3) As reported by Bank Hapoalim B.M. on Form 5 - Annual Statement of Changes in Beneficial Ownership filed dated February 14, 1996 with the Securities and Exchange Commission. Bank Hapoalim B.M. changed the nature of its beneficial ownership of such shares from direct to indirect by transferring ownership of such shares to this wholly-owned Israeli corporation. Assumes conversion of 122,536 shares of 6-1/2% Preferred Stock and 3,350 shares of 4% Preferred Stock.

Security Ownership Of Management

 The following table sets forth information as at March 20, 1996 as to each class of equity securities of Ampal, its parent or any of its subsidiaries beneficially owned by each director and each executive officer of Ampal listed in the Summary Compensation Table and by all directors and executive officers of Ampal as a group. The directors and executive officers of Ampal individually and as a group do not own in excess of 1% of any class of the equity securities of Ampal, its parent or any of Ampal's subsidiaries. All ownerships are direct unless otherwise noted. The table does not include directors who do not own any such shares:

 Ampal-American Israel Corporation
 ---------------------------------
 CLASS A STOCK
 -------------                                           Amount and Nature
     Name                                                of Beneficial Ownership
     ----                                                -----------------------
   Michael Arnon                                                   7,500(1)
   Stanley I. Batkin                                              10,000(2)
   Harry B. Henshel                                               22,000(2) (3)
   Irwin Hochberg                                                  3,000(4)
   Herbert Kronish                                                 1,000
   Lawrence Lefkowitz                                             48,375(5)
   Miri Lent                                                      11,500(6)
   Moshe Mor                                                      16,150(7)
   Shlomo Recht                                                    2,000
   Alan L. Schaffer                                               13,000(8)
   Evelyn Sommer                                                   5,000(2)
All Directors and Executive Officers as a Group                  154,025(3)(9)

WARRANTS TO PURCHASE
   CLASS A STOCK
- --------------------                                 Amount and Nature
     Name                                             of Beneficial Ownership
     ----                                            ------------------------
   Harry B. Henshel                                             14,000
All Directors and Executive Officers as a Group                 14,500

Bank Hapoalim B.M.
- ------------------
 ORDINARY SHARES
 ---------------                                     Amount and Nature
     Name                                             of Beneficial Ownership
     ----                                             -----------------------
   Arie Abend                                                   187,720
   Michael Arnon                                                 83,300
   Yaacov Elinav                                                183,970
   Shimon Ravid                                                 190,610
   Shlomo Recht                                                 128,810
All Directors and Executive Officers as a Group                 774,410


- -------------

(1) Includes options to purchase 7,500 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

(2) Includes options to purchase 5,000 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

(3) Includes Warrants to purchase 14,000 shares of Class A Stock issuable upon the exercise of currently exercisable Warrants.

(4)  Includes 1,000 shares held of record by Mr. Hochberg's wife.

(5) Includes 23,100 shares of Class A Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative and options to purchase 16,000 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

(6) Includes options to purchase 11,500 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

(7) Includes options to purchase 15,150 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

(8) Includes options to purchase 13,000 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

(9) Includes options to purchase 91,150 shares of Class A Stock issuable upon the exercise of currently exercisable stock options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------
        The Board of Directors of Ampal maintains a Related Party Transactions Committee comprised of independent directors which reviews and passes upon the fairness of any business dealings and arrangements (other than borrowings on then prevailing market terms or deposits made in the ordinary course of business) between the Company and Hapoalim or any other affiliated party. With certain exceptions, the Company may not enter into transactions with Hapoalim or its affiliates, or any officer, director or principal stockholder of the Company, without first obtaining the approval of the Related Party Transactions Committee.

        Hapoalim has recently proposed to Ampal that they enter into a transaction to equalize the rights of Ampal's Common Stock with those of the Class A Stock. A Special Committee of the Board of Directors of Ampal was formed. See "Significant Developments Since Beginning of Last Fiscal Year - Hapoalim's Proposed Sale of Class A Stock and Equalization of Common Stock."

        The management of the Company believes that all of the following transactions were done on terms which were no less advantageous to the Company than could have been obtained from unaffiliated third parties.

        The Company borrows from Hapoalim and its subsidiaries. During 1995 the largest amount of such indebtedness outstanding at any one time was $50,012,000. The amount of interest expense paid by the Company to Hapoalim was $4,276,000. Additionally, the Company maintains deposits with and makes loans to Hapoalim and its subsidiaries. The largest amount of such deposits and loans at any one time during 1995 was $79,281,000 and interest income thereon was $8,182,000. As of December 31, 1995, the amount of borrowings from Hapoalim and its subsidiaries was $48,513,000 and the amount of deposits with and loans to Hapoalim and its subsidiaries was $68,133,000. Ampal is the beneficiary of a $2 million committed line of credit from Hapoalim which expires in October 1996. Borrowings under this line of credit bear interest at a variable rate of interest equal to LIBOR plus 1/2%. Such loans and borrowings are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and, in the opinion of the management of the Company, do not involve more than normal risk of collectibility or present other unfavorable features. Hapoalim also guarantees loans secured by the Holding Companies which were made by them prior to their ceasing lending activity.

        In 1991, the Company agreed that its third lien on certain assets of Pri Ha'emek would rank behind the lien of Hapoalim on those assets.

        The services of Mr. Lefkowitz are shared by Ampal and Hapoalim pursuant to an arrangement renewable semi-annually whereby Hapoalim reimburses Ampal for a portion of his compensation. In 1995, Hapoalim reimbursed Ampal $100,000 for the services of Mr. Lefkowitz under the arrangement. In 1996, Hapoalim will reimburse Ampal $120,000 for these services.

        In August 1995, the Company sold its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd., which constituted 49% and 50% of each series, respectively, to Hapoalim. The sales price was $20.3 million, which was slightly in excess of the Company's carrying value for its investment. Ampal obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to Ampal.

        In November 1995, Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $850,000. In connection therewith, Ampal received $550,000 from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations, under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. In 1995, Ampal received $119,000 as rental payment for those premises.

        For additional information regarding transactions between the Company and Hapoalim, see "Business Real Estate, Finance and Other Holdings - Ampal Realty Corporation" and "Item 2. Property."

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

 (a)    The following documents are filed as a part of this report:

                                                                                          Page
                                                                                       Reference*
                                                                                       ----------
    (1) Financial Statements and Supplementary Data

            Ampal-American Israel Corporation and Subsidiaries

                  Report of Independent Public Accountants......................               41
                  Consolidated Statements of Income for the years
                      ended December 31, 1995, 1994 and 1993....................               42
                  Consolidated Balance Sheets as at
                      December 31, 1995 and 1994................................               43
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 1995, 1994 and 1993..............               45
                  Consolidated Statements of Changes in
                      Shareholders' Equity for the years
                      ended December 31, 1995, 1994 and 1993....................               47
                  Notes to Consolidated Financial Statements....................               49

    Supplementary Data:

                  Selected quarterly financial data for the years
                      ended December 31, 1995 and 1994..........................               63

(2) Financial Statement Schedules

                  Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.


    (i)  Schedule of Representative Rates of Exchange
                  between the U.S. dollar and Israeli shekel
                  for three years ended December 31, 1995.......................               78

    (ii)   Consolidated financial statements filed pursuant to
               Rule 3-09 of Regulation S-X

            Granite Hacarmel Investments Limited and Subsidiaries
                  Report of Certified Public Accountants........................               79
                  Consolidated Balance Sheets as at
                      December 31, 1995, and 1994...............................               81
                  Consolidated Statements of Income for the
                      years ended December 31, 1995, 1994 and 1993..............               83
                  Consolidated Statements of Shareholders'
                      Equity for the years ended
                      December 31, 1995, 1994 and 1993..........................               84
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 1995, 1994 and 1993..............               85
                  Notes to Consolidated Financial Statements....................               89



    (iii)      Reports of Other Certified Public Accountants filed pursuant to
               Rule 2-05 of Regulation S-X:

                  AM-HAL Ltd....................................................              133
                  Ampal Engineering (1994) Ltd..................................              134
                  Ampal Enterprises Ltd.........................................              136
                  Ampal Financial Services Ltd..................................              138
                  Ampal Holding (1991) Ltd......................................              140
                  Ampal Industries (Israel) Ltd.................................              142
                  Ampal (Israel) Ltd............................................              144
                  Ampal Properties Ltd..........................................              146
                  Bank Hapoalim (Cayman) Ltd....................................              148
                  Bay Heart Ltd.................................................              150
                  Carmel Containers Systems Limited.............................              152
                  Carmel Containers Systems Limited (U.S. Dollars)..............              154
                  Country Club Kfar Saba Limited................................              156
                  Davidson-Atai Publishers Ltd. (Special Purpose)...............              158
                  Epsilon Investment House Ltd..................................              160
                  Hapoalim (Latin America) Casa Bancaria S.A....................              161
                  Hod Hasharon Sport Center (1992) Limited
                     Partnership................................................              163
                  M.D.F. Industries Ltd.........................................              165
                  Mivnat Holdings Ltd...........................................              166
                  Moriah Hotels Ltd.............................................              167
                  Nir Ltd.......................................................              168
                  Ophir Holdings Ltd............................................              170
                  Orlite Industries (1959) Ltd..................................              171
                  Orlite Industries (1959) Ltd. (U.S. Dollars)..................              172
                  Paradise Mattresses (1992) Ltd. ..............................              173
                  Pri Ha'emek (Canned and Frozen Food) 88 Ltd...................              175
                  Red Sea Marineland Holding (1973) Ltd.........................              177
                  Red Sea Underwater Observatory Ltd............................              178
                  Renaissance Investment Co. Ltd................................              179
                  Shmey-Bar Real Estate 1993 Ltd................................              180
                  Shmey-Bar (T.H.) 1993 Ltd.....................................              182
                  The Snow and Cool Palace (Limited Partnership)................              183
                  Teledata Communication Ltd....................................              184
                  Trinet Investment in High-Tech Ltd............................              185
                  Trinet Venture Capital Ltd....................................              186
                  U.D.S.-Ultimate Distribution Systems Ltd......................              188

(3) List of Exhibits (separately bound)

    Exhibit 3 - Articles of Incorporation and By-Laws

            3a.        --Restated Certificate of Incorporation dated December 23,
                       1982.                                                                  E-1
            3b.        --Certificate of Correction of Certificate of Amendment to the
                       Certificate of Incorporation dated December 27 1982.                   E-14
            3c.        --Certificate of Amendment of the Certificate of Incorporation
                       dated March 17, 1983.                                                  E-16
            3d.        --Certificate of Amendment of the Certificate of Incorporation
                       dated July 14, 1988.                                                   E-23
            3e.        --Certificate of Amendment of the Certificate of Incorporation
                       dated November 30, 1995.                                               E-25


                                                                                          Page
                                                                                       Reference*

            3f.        --By-Laws of the registrant as amended (filed as Exhibit 3d to
                       Form 10-K for fiscal year ended December 31, 1992 and
                       incorporated herein by reference File 0-538).

    Exhibit 4 - Instruments defining the rights of security holders, including indentures

            4a.  --Form of Indenture dated as of November 1, 1984 (filed as Exhibit 4a to Registration Statement No.
                          2-88582 and incorporated herein by reference).
            4b.  --Form of Indenture dated as of May 1, 1986 (filed
                          as Exhibit 4a to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

    Exhibit 10 -- Material contracts

            10a. --Employment contract of Lawrence Lefkowitz,
                          dated July 26, 1993 (filed as Exhibit 10.2 to Pre-Effective
                          Amendment No. 1 to Registration Statement No. 33-51023 and
                          incorporated herein by reference).
            10b. --Legal Services Agreement dated as of August 1,
                          1990 between Bank Hapoalim B.M. and Ampal-American Israel
                          Corporation (filed as Exhibit 10i to Form 10-K for fiscal
                          year ended December 31, 1990 and incorporated herein by
                          reference.  File No. 0-538).
            10c.          --Warrant Agreement between Ampal-American Israel
                          Corporation and Chemical Bank, dated as of February 1,
                          1994 (filed as Exhibit 10e to Form 10-K for the fiscal
                          year ended December 31, 1993 and incorporated herein
                          by reference.
                          File No. 0-538).
            10d. --Agreement dated February 7, 1992 between and
                          Inerta-Energies Future Technologies Ltd., Yehuda (Yuli)
                          Offer, Offer Brothers (Management) Ltd., Offer Shipping
                          Ltd., Offer Ship Holdings Ltd., L.I.N.  (Holdings) Ltd.,
                          I.I.Z. European Enterprise B.V., Amnon Leon, Ampal
                          Industries Inc. and Yeshayahu Landau [Translation]. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to
                          Registration Statement No. 33-51023 and incorporated herein by reference).
            10e. --Ampal-American Israel Corporation's 1993 Stock Option
                          Plan. (filed as Exhibit 10.3 to Pre-Effective Amendment No.
                          1 to Registration Statement No. 33-51023 and incorporated
                          herein by reference).
            10f. --Amendment dated as of March 23, 1994 to Ampal-American
                          Israel Corporation's 1993 Stock Option Plan (filed as
                          Exhibit 10h to Form 10-K for the fiscal year ended December
                          31, 1993 and incorporated herein by reference.  File No.
                          0-538).



                                                                                          Page
                                                                                       Reference*
                                                                                       ----------
            10g. --Agreement dated March 22, 1993 between the Investment
                          Company of Bank Leumi, Ltd., and Ophir Holdings Ltd.,
                          Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat
                          Holdings Ltd.  (filed as Exhibit 10.4 to Pre-Effective
                          Amendment No. 1 to Registration Statement No. 33-51023 and
                          incorporated herein by reference).
            10h. --Committed Line of Credit Agreement dated as of June 5,
                          1992 and amendments dated October 31, 1992 and October 31,
                          1993. (filed as Exhibit 10.5 to Pre-Effective Amendment No.
                          1 to Registration Statement No. 33-51023 and incorporated
                          herein by reference).
            10i. --Agreement dated January 18, 1994 between Ampal
                          Industries, Inc. and Inerta-Energies and Future Technologies
                          Ltd. [Translation]. (filed as Exhibit 10.6 to Pre-Effective
                          Amendment No. 1 to Registration Statement No. 33-51023 and
                          incorporated herein by reference).
            10j. --Agreement dated March 30, 1994 between Investment
                          Company of Bank Hapoalim Ltd., Ampal (Israel) Ltd. and Ampal
                          Industries (Israel) Ltd. [Translation]. (filed as Exhibit
                          10l to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.  File No. 0-538)
            10k.          --Agreement of Sale and Purchase, dated April 12, 1995
                          between Massachusetts Mutual Life Insurance Company
                          and Ampal Realty Corporation (filed as Exhibit (1) to
                          Form 8-K, dated June 28, 1995, and incorporated herein
                          by reference.
                          File No. 0-538).
            10l. --Amendment dated June 12, 1995 to Exhibit 10l (filed as
                          Exhibit (2) to Form 8-K, dated June 28, 1995 and
                          incorporated herein by reference.  File No. 0-538)
            10m. --Agreement dated August 15, 1995 by and among Ampal-
                          American Israel Corporation and Bank Hapoalim B.M.                 E-27

    Exhibit 11 -- Statement re Computation of earnings per share................             E-29

    Exhibit 12 -- Statements re Computation of Ratios...........................             E-30

    Exhibit 21 -- Subsidiaries of the Registrant................................             E-31

    Exhibit 23 -- Consents of Auditors:

                  AM-HAL Ltd....................................................             E-32
                  Ampal-American Israel Corporation.............................             E-33
                  Ampal Engineering (1994) Ltd..................................             E-34
                  Ampal Enterprises Ltd.........................................             E-35
                  Ampal Financial Services Ltd..................................             E-36
                  Ampal Holding (1991) Ltd......................................             E-37
                  Ampal Industries (Israel) Ltd.................................             E-38
                  Ampal (Israel) Ltd............................................             E-39
                  Ampal Properties Ltd..........................................             E-40
                  Bank Hapoalim (Cayman) Ltd....................................             E-41
                  Bay Heart Ltd.................................................             E-42
                  Carmel Containers Systems Limited.............................             E-43
                  Country Club Kfar Saba Limited................................             E-44
                  Davidson-Atai Publishers Ltd..................................             E-45
                  Epsilon Investment House Ltd..................................             E-46

                  Granite Hacarmel Investments Limited..........................             E-47
                  Hapoalim (Latin America) Casa Bancaria S.A....................             E-48
                  Hod Hasharon Sport Center (1992) Ltd. Partnership.............             E-49
                  M.D.F. Industries Ltd.........................................             E-50
                  Mivnat Holdings Ltd...........................................             E-51
                  Moriah Hotels Ltd.............................................             E-52
                  Nir Ltd.......................................................             E-53
                  Ophir Holdings Ltd............................................             E-54
                  Orlite Industries (1959) Ltd..................................             E-55
                  Paradise Mattresses (1992) Ltd................................             E-56
                  Pri Ha'emek (Canned and Frozen Food) 88 Ltd...................             E-57
                  Red Sea Marineland Holding (1973) Ltd.........................             E-58
                  Red Sea Underwater Observatory Ltd............................             E-59
                  Renaissance Investment Co. Ltd................................             E-60
                  Shmey-Bar Real Estate 1993 Ltd................................             E-61
                  Shmey-Bar (T.H.) 1993 Ltd.....................................             E-62
                  The Snow and Cool Palace (Limited Partnership)................             E-63
                  Teledata Communication Ltd....................................             E-64
                  Trinet Investment in High-Tech Ltd............................             E-65
                  Trinet Venture Capital Ltd....................................             E-66
                  U.D.S.-Ultimate Distribution Systems Ltd......................             E-67


    Exhibit 25 -- Powers of Attorney............................................             E-68

 (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the last quarter of the year ended December 31, 1995.


      * Page references preceded by the letter "E" refer to the separately bound volume of exhibits.

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                  -------------------------------------------


     The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:


                                            1995      1994      1993
                                            -------------------------
     March 31                              2.968     2.969     2.768

     June 30                               2.951     3.033     2.805

     September 30                          2.995     3.013     2.864

     December 31                           3.135     3.018     2.986

     Certified Public Accountants (Isr) [ISRAEL ADDRESS]


- --------------------------------------------------------------------------------

     Somekh Chaikin                                                       [LOGO]

     Haifa, February 26, 1996







     Independent Auditor's Report to the Shareholders of Granite Hacarmel Investments Limited

     We have audited the consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries ("the Company") as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and in accordance with U.S. GAAS and accordingly we have performed such auditing procedures as we considered necessary in the circumstances. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

     We did not audit the financial statements of a consolidated subsidiary, whose statements reflect total assets and total revenues constituting 4% and 2.7% (1994 - 3.8% and 2.8%), respectively, of the related consolidated totals. These statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditor.

     In our opinion, based on our audit and the report of the other auditor, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The consolidated financial statements, stated in U.S dollars in accordance with U.S generally accepted accounting principles, are translated according to the principles prescribed by Statement of Financial Accounting Standards No. 52 (F.A.S.B 52). Those statements are based on historical nominal amounts and are included in Note 31. to the financial statements.

     Without qualifying our opinion we would like to bring to attention Note 28 to the financial statements regarding judicial proceedings concerning the ruling by the controller of restrictive trade practices, a proposed law dealing with the shortening of the periods of exclusive agreements entered into by a subsidiary company and filling station operators and the legislation proposed by the Ministry of Energy dealing with the fuel market. At this time, it is not possible to estimate the effects of the legal proceedings and of the proposed legislation on the fuel market in general, and on the Company in particular.


     /s/ Somekh Chaikin


     Certified Public Accountants (Israel)

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                     Adjusted to the Index of December 1995
                     --------------------------------------


                                               N
                                               o      Adjusted NIS. (thousands)
                                                      -------------------------
                                               t      December 31,  December 31,
                                                      ------------  -----------
                                               e          1995             1994
                                               -          ----             ----

Current assets
- --------------
  Cash and cash equivalents                             18,504            6,554
  Marketable securities                        4           214            5,171
  Short-term deposit                                        -            32,570
  Compulsory government loan                   4.A.        564              669
  Accounts receivable and debit balances       5       386,566          422,271
  Inventories                                  6       286,379          333,109
                                                     ---------          -------
                                                       692,227          800,344
                                                     ---------          -------

  Long-term investments,
   loans, and debit balances
  Subsidiaries, affiliated
   companies and others                        7        58,757           69,983
  Long-term loans                              8        20,975           16,739
  Compulsory government loan                               210              718
                                                     ---------          -------
                                                        79,942           87,440
                                                     ---------          -------

 Fixed assets                                  9
  Property, plant and equipment                      1,047,463          973,263
  Less: Accumulated depreciation                       518,422          467,222
                                                     ---------          -------

                                                       529,041          506,041
                                                     ---------          -------

 Other assets and deferred charges, net       10        18,300           17,553
                                                     ---------          -------


                                                     ---------          -------
                                                     1,319,510        1,411,378
                                                     =========        =========


                                     -3-

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     Adjusted to the Index of December 1995
                     --------------------------------------


                                               N
                                               o      Adjusted NIS. (thousands)
                                                      -------------------------
                                               t      December 31,  December 31,
                                                      ------------  -----------
                                               e           1995            1994
                                               -           ----            ----

 Current liabilities
 -------------------
  Short-term bank credit                       11       141,977         173,536
  Loans from others                            12            -            5,389
  Accounts payable                             13       138,634         138,991
  Current portion of
   convertible debentures                      15        36,482          11,609
  Other liabilities and credit balances        14        63,180          66,371
  Dividend declared                                          -           43,100
                                                      ---------       ---------
                                                        380,273         438,996
                                                      ---------       ---------
 Long-term liabilities
 ---------------------
  Long-term loans                              15         7,520           8,280
  Debentures convertible into
   shares of the company                       15       207,836         252,341
  Debentures convertible into
   shares of a subsidiary                      15         3,681           5,543
  Customers' deposits                          16        56,567          57,741
  Liabilities for post-retirement
   benefits, net                               17         7,629           8,823
  Deferred taxes, net                          18         5,155          10,876
  Capital notes issued by
   a consolidated company                                   284             308
                                                      ---------       ---------
                                                        288,672         343,912
                                                      ---------       ---------

 Minority  interest                                       8,325           8,066
 ------------------                                   ---------       ---------
 Collaterals, commitments and contingent
 ---------------------------------------
 liabilities                                   27,28
 -----------

 Shareholders' equity                                   642,240         620,404
 --------------------                                 ---------       ---------
                                                      1,319,510       1,411,378
                                                      =========       =========


 /s/ J. Rosen
- --------------------------------
J. Rosen - Chairman of the Board

 /s/ M. Mor
- --------------------------------
M. Mor - Director

 /s/ M. Erez
- --------------------------------
M. Erez - Managing Director


Date: February 26, 1996.

The accompanying notes are an integral part of the financial statements.


                                     -4-

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                     Adjusted to the Index of December 1995
                     --------------------------------------


                                      N
                                      o            Adjusted NIS. (thousands)
                                                   -------------------------
                                      t             Year ended December 31,
                                                    -----------------------
                                      e           1995        1994        1993
                                      -           ----        ----        ----

 Sales                                       2,441,541   2,146,472   2,130,694
 Less: Government imposts                      847,768     817,851     762,634
                                             ---------   ---------   ---------

 Net sales                                   1,593,773   1,328,621   1,368,060
 Cost of sales                        22     1,266,140   1,031,074   1,085,936
                                             ---------   ---------   ---------
 Gross profit                                  327,633     297,547     282,124
                                             ---------   ---------   ---------
 Selling and marketing expenses       23       183,655     174,801     168,203
 General and administrative expenses  24        49,113      41,766      42,823
                                             ---------   ---------   ---------
                                               232,768     216,567     211,026
                                             ---------   ---------   ---------
Income from operations                          94,865      80,980      71,098
                                             ---------   ---------   ---------
Financing (expenses) income, net      25       (13,114)     (9,971)     10,364
Other income, net                                3,815       5,963       3,149
                                             ---------   ---------   ---------
                                                (9,299)     (4,008)     13,513
                                             ---------   ---------   ---------
Income before taxes on income                   85,566      76,972      84,611
Taxes on income                       26        35,976      22,791      30,958
                                             ---------   ---------   ---------
Income after taxes on income                    49,590      54,181      53,653
Company's share in (loss) income
 of affiliates, net                             (2,795)        738       1,075
Minority interest in income
 of consolidated subsidiaries                     (568)       (318)       (547)
                                             ---------   ---------   ---------
Net income                                      46,227      54,601      54,181
                                             =========   =========   =========

Earnings per ordinary share (in adjusted NIS.):

 Primary                                          0.38        0.45        0.45
                                                 =====       =====       =====
 Fully diluted                                    0.25        0.19        0.28
                                                 =====       =====       =====

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   -----------------------------------------------
                     Adjusted to the Index of December 1995
                     --------------------------------------

                                           Adjusted NIS. (thousands)
                                  --------------------------------------------
                                  Capital     Premium      Retained
                                                           Earnings      Total
                                  -------     -------      --------      -----

Balance as at January 1, 1993     178,851      88,394       341,277     608,522

Changes in 1993:

Net income for the year                -           -         54,181      54,181

Proceeds from exercise
 of stock options                     501       1,850            -        2,351

Dividend declared, net (*)             -           -        (73,924)    (73,924)
                                  -------     -------        ------      ------
Balance as at December 31, 1993   179,352      90,244       321,534     591,130

Changes in 1994:

Net income for the year                -           -         54,601      54,601

Conversion of debentures
 into shares                        2,814      13,284            -       16,098

Dividend declared, net (*)             -           -        (41,425)    (41,425)
                                  -------     -------        ------      -----
Balance as at December 31, 1994   182,166     103,528       334,710     620,404

Changes in 1995:

Net income for the year                -           -         46,227      46,227

Dividend paid, net (*)                 -           -        (24,391)    (24,391)
                                  -------     -------        ------      -----
Balance as at December 31, 1995   182,166     103,528       356,546     642,240
                                  =======     =======       =======     =======

(*)  Net of erosion of dividend declared in previous year.

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                     Adjusted to the Index of December 1995
                     --------------------------------------

                                                      Adjusted NIS. (thousands)
                                                   ----------------------------
                                                       Year ended December 31,
                                                   ----------------------------
                                                      1995       1994      1993
                                                      ----       ----      ----
Cash flows from operating activities
- ------------------------------------
Net income                                          46,227     54,601    54,181
Adjustments to reconcile net income
 to operating cash flows (A):                       96,618     79,591    11,844
                                                   -------    -------   -------
Net cash provided by operating activities          142,845    134,192    66,025
                                                   -------    -------   -------
Cash flows from investing activities
- ------------------------------------
Acquisition of fixed assets                        (76,815)   (90,048)  (72,648)
Investment grant                                        -         546       198
Proceeds from sale of fixed assets                   1,590      3,124     1,778
Dividend received from affiliates                       -          -        928
Loan granted to an affiliated company                   -     (11,763)       -
Long-term loans granted (1)                         (3,087)    (1,912)   (2,665)
Collection of long-term loans                        6,230      5,979    10,825
Investment in other assets and deferred charges     (5,034)    (2,765)   (3,729)
Payment on account of investment in
 an affiliated company                              (5,170)        -    (18,965)
Proceeds from redemption of compulsory
 government loan                                       669        702       710
Proceeds from (investments in)
 marketable securities, net                          5,093      6,727   (13,102)
Proceeds from (investment in) short-term deposit    33,692    (32,431)       -
Investment in capital note of an affiliated
company                                                 -      (6,792)       -
Repayment of part of an investment in an
 affiliated company                                     -         438        -
Reduction of investments in
 companies by dividend received                         -       6,248        -
Acquisition of an affiliated company                    -         (91)       -
Repayment of capital notes from interested
parties                                             28,023         -         -
Acquisition of an initially
 consolidated company (B)                                2         -         -
                                                   -------     -------   -------
Net cash used for investing activities             (14,807)  (122,038)  (96,670)
                                                   128,038     12,154   (30,645)
                                           C/F     -------     ------   -------



                                      -7-

                GRANITE HACARMEL INVESTMENTS LIMITED AND S UBSIDIARIES
                ------------------------------------------ -----------
                   CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                   ------------------------------------------------
                     Adjusted to the Index of December 1995
                     --------------------------------------


                                                      Adjusted NIS. (thousands)
                                                   ----------------------------
                                                       Year ended December 31,
                                                   ----------------------------
                                                      1995       1994       1993
                                                      ----       ----       ----

                              B/F                  128,038     12,154    (30,645)
                                                   -------     ------    --------

Cash flows from financing activities:
- -------------------------------------
Dividend paid                                      (67,491)   (72,560)   (24,464)
Dividend paid to minority shareholders
 in a consolidated subsidiary                         (309)      (125)      (265)
Short-term  credit from banks, net                 (31,513)    67,515    (22,990)
Short-term loans from others, net                   (5,389)    (4,681)    (6,269)
Long-term loans received (4)                            -         301         -
Long-term loans repaid (2)(3)                       (1,244)      (995)    (1,373)
Redemption of capital notes issued
 by a consolidated company                              -      (2,540)        -
Customers' deposits received                         1,723      1,779      2,574
Customers' deposits repaid                            (711)    (1,041)    (1,522)
Redemption of debentures                           (11,154)        -          -
Exercise of options for
 shares of the Company                                  -          -       2,351
Exercise of options for
 debentures of the Company, net                         -          -      69,058
Expenses regarding conversion
 of debentures into shares (5)                          -         (28)        -
                                                   -------     ------    -------
Net cash provided by (used for)
 financing activities                             (116,088)   (12,375)    17,100
                                                   -------     ------    -------
Increase (Decrease) in cash and
 cash equivalents                                   11,950       (221)   (13,545)
Cash and cash equivalents  at beginning of year      6,554      6,775     20,320

Cash and cash equivalents at end of year            18,504      6,554      6,775
                                                   =======    =======    =======

The accompanying notes are an integral part of the financial statements.


                                      -8-

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                   ------------------------------------------------
                        Adjusted to the Index of December 1995
                        --------------------------------------


                                                      Adjusted NIS. (thousands)
                                                    ---------------------------
                                                       Year ended December 31,
                                                    ---------------------------
                                                      1995       1994       1993
                                                      ----       ----       ----
(A)
Adjustments to reconcile net
- ----------------------------
income to operating cash flows:
- -------------------------------
Income and expenses not requiring cash flows -
Depreciation and amortization                       57,586     53,891     51,663
Deferred taxes, net                                 (6,531)    (5,034)    (1,068)
(Decrease) Increase in accrued employee
 post-retirement benefits, net                      (1,504)     3,397       (746)
Minority interest in income of
 consolidated subsidiaries                             568        318        547
Company's share in undistributed
 loss of affiliates, net                             4,495        924        321
Income from decrease in holding in
 a consolidated subsidiary pursuant to
 conversion of its debentures into shares               -        (559)        -
Capital gains                                         (397)    (1,078)      (183)
Erosion of investments in capital notes, net          (411)     1,088         88
Erosion of long-term loans,
 debentures and capital notes issued               (10,482)   (35,180)    (7,471)
Erosion of loans granted                               659        (73)      (148)
(Increase) Decrease in value of compulsory
 Government loan and securities, net                  (192)     1,340       (302)
Erosion of customers' deposits                      (2,186)    (7,973)   (15,768)
Erosion of short-term deposit                       (1,122)      (138)        -
Partial write-off of investment in
 an affiliated company                               3,000        -           -
Changes in assets and liabilities -
Decrease (Increase) in accounts receivable
 and debit balances (1)(2)(3)                       12,739     (5,348)   (79,451)
Decrease in inventories                             46,925     41,628    127,345
(Decrease) Increase in accounts payable,
 other liabilities and credit balances (4)          (6,529)    32,388    (62,983)
                                                    ------     ------     ------

                                                    96,618     79,591     11,844
                                                    ======     ======     ======

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                   ------------------------------------------------
                        Adjusted to the Index of December 1995
                        --------------------------------------

                                               Adjusted NIS.  (thousands)
                                             ----------------------------
                                              Year ended December 31,
                                              ---------------------------
                                             1995        1994        1993
                                             ----        ----        ----
(B)
Acquisition of an initially
- ---------------------------
consolidated company
- --------------------
Assets and liabilities of the
said company as at the acquisition date:

Working capital (not including
 cash and cash equivalents)                   (86)         -           -
Fixed assets, net                            (677)         -           -
Long-term debt, net                           765          -           -
Reserve for the loss of the affiliated
 company as of the day of changeover to
 a consolidated company                       367          -           -
Goodwill                                     (367)         -           -
                                             ----        ----        ----
                                                2          -           -
                                             ====        ====        ====


Activities not requiring cash flow:

(1) In 1995, current receivables from customers were converted into long-term loans in the amount of NIS. 9,855 thousand (1994 - NIS. 2,689 thousand, 1993 - NIS. 3,684 thousand).

(2) In 1994, a loan received from an affiliated company in the amount of NIS. 698 thousand was offset against a receivable from an affiliated company.

(3) In 1993, a long-term loan received from a customer in the amount of NIS. 4,099 thousand was offset against the debt of the customer.

(4) In 1993, a long-term loan received from an affiliated company in the amount of NIS. 5,567 thousand was offset against the credit balance of the affiliated company.

(5) In 1994, 11,473,515 debentures (series 2) were converted into 2,294,703 ordinary shares (Notes 15.B.). In 1995, 110 debentures were converted to 20 ordinary shares.

The accompanying notes are an integral part of the financial statements.

                GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
                -----------------------------------------------------

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   ----------------------------------------------



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES

     A.   General
          -------

          1. The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical New Israel Shekels. In accordance with Opinions issued by the Institute of Certified Public Accountants in Israel, the consolidated financial statements are stated in terms of December 1995 New Israel Shekels ("adjusted shekels") which reflect a uniform purchasing power. Such shekel statements are henceforth referred to as "adjusted statements".

               The comparative figures (including the monetary items) in the adjusted statements (balance sheets, statements of income, statements of changes in shareholders' equity, statements of cash flows) are also stated in terms of December 1995 adjusted shekels.

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

     B.   Basis of Adjustment - Consumer Price Index
          ------------------------------------------

          The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 1995, based on the Consumer Price Index published by the Central Bureau of Statistics ("Index"), on January 15, 1996 (see
          Note 2.G.1.)

     C.   Principles of Adjustment
          ------------------------

          1.   Balance Sheet
               -------------

               a. The non-monetary items (the balance sheet amounts which represent their historical value at the time of their acquisition or creation-see below) were adjusted for the changes in the Index since their acquisition or creation and until December 1995. The following items were treated as non-monetary items: property, plant and equipment and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products, (see Note 2.C.2) deferred charges and the related accumulated amortization, and shareholders' equity.


               b. The value of the investments in affiliated companies carried on the equity basis was computed on the basis of the adjusted statements of the affiliated companies.

               c. Deferred taxes, net were computed on the basis of the adjusted data.

               d. Monetary items are stated in the adjusted statements at their nominal value.

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

                    Deferred taxes - see Note 2.J.

          3.   Comparative figures were adjusted to the December 1995 index.

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

     B.   Investments in subsidiary and affiliated companies
          --------------------------------------------------

          1. The investments in subsidiaries and affiliated companies are reflected in the financial statements in accordance with their equity adjusted to the balance sheet date together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost which does not exceed equity as of the balance sheet date. Subsidiary companies own several other inactive and/or insignificant subsidiaries and therefore are not consolidated and are carried at cost, which does not exceed equity as at the balance sheet date.

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

     C.   Valuation of inventories
          ------------------------

          1.   Inventory of crude oil and refined products
               -------------------------------------------

               The major part of the crude oil and refined product inventories of the wholly-owned subsidiary, Sonol Israel Limited ("Sonol"), consists of Emergency inventories. The Emergency inventories are valued based on current value, which does not exceed market value in accordance with the lower of the changes in the exchange rate determined by the Fuel Authority ("Fuel Authority rate") or the dollar exchange rate. In all instances, the Emergency inventories valued at the Fuel Authority rate are guaranteed by the Government by way of setting Sonol's recovery price based on the Fuel Authority rate in accordance with the Commodities and Services Control Order (Arrangements in the Oil Economy - 1988).


          1. The emergency crude oil inventory is valued on the basis of the first-in, first out method and the emergency refined products inventory and the commercial inventories (crude oil and refined products) are valued on the basis of the moving average method.

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

     E.   Depreciation and Amortization
          -----------------------------

          Depreciation is computed on the straight line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives.

          The annual rates of depreciation are as follows:
                                                                        %
                                                                        -

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

               Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage conditions applying to each balance.

               The Index, the exchange rates and the rate of changes therein were as follows:

                                           December 31,         Changes in %
                                      ------------------    -------------------
                                      1995   1994   1993    1995   1994    1993
                                      ----   ----   ----    ----   ----    ----

               Index                 313.3  289.8  253.2     8.1   14.5    11.2
               Exchange rate of
                the U.S. dollar      3.135  3.018  2.986     3.9    1.1     7.1

          2. Income and expenses in foreign currencies or linked thereto are included in the appropriate items of the statements of income based on the exchange rate in effect when such items were recorded.

          3. Exchange rate or linkage differences resulting from the adjustment of assets and liabilities in foreign currency or of assets and liabilities linked to the Index are included in the statements of income in the appropriate items at the time incurred.

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


          3.   Investment in Capital notes
               ---------------------------

               The investment in capital notes, which are not capital notes of subsidiary companies and which are unlinked and non-interest bearing are carried at their present value, discounted at an annual rate of 11%. (As of December 31, 1995 the investment in capital notes is reflected at its full value in "Accounts receivable and debit balances").

     I.   Provision for doubtful receivables
          ----------------------------------

          The Company provides specifically for receivables the collection of which is doubtful in the opinion of the management.

     J.   Deferred taxes
          --------------

          Deferred taxes are computed for the purpose of the adjusted financial statements in respect of those components which create the difference between results measured in the adjusted financial statements and the results measured for income tax purposes. The deferred taxes are calculated according to the liability method at tax rates that will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of preparation of the financial statements (See note 26.b.).

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

          2. The main factors in respect of which deferred taxes have not been computed:

               a. Amounts of adjustment for the change in the purchasing power of the New Israel Shekels relating to buildings and private motor cars, in accordance with the rules determined by the Institute of Certified Public Accoutants in Israel.

               b. Investments in subsidiaries and affiliates, because it is the Company's intention to hold these investments rather than to sell them.


     K.   Recognition of income
          ---------------------

          1. Products sales - Income from the sale of products is recorded upon dispatch to the customer.

          2. Rental income - Rental income is recorded upon receipt of payment, proportionately to the relevant period.

     L.   Provision for linkage increments on customers' deposits
          -------------------------------------------------------

          The wholly-owned subsidiary, Supergas Israel Gas Distribution Company Ltd. ("Supergas") is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit authorized by the Ministry of Trade and Industry, together with linkage increments from the date of the last approval to the date of payment. In periods subsequent to the last approval, Supergas provides for amending the amounts of the deposits on the basis of the expected next updating that it will request. Supergas provides for this liability on a discounted present value basis.

     M.   Earning per share
          -----------------

          1.   Primary earnings
               ----------------

               The earnings per share are computed in accordance with the Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the weighted average of shares outstanding, taking into consideration the retroactive effect of the options.

          2.   Fully diluted earnings
               ----------------------

               The fully diluted earnings per share are computed on the basis of the computation of the primary earnings per share taking into consideration theoretical conversion of the convertible securities subject to an anti dilutive test as stated in the aforementioned Opinion.

     N.   Foreign currency futures transactions
          -------------------------------------

          1. The results of futures transactions in the year 1993 for the purchase of foreign currency, meant to provide protection for the costs of imports against fluctuations in foreign currencies (Hedging transactions) are reflected on the statement of income at the time the import is recorded.

          2. Sonol entered into a "free dollar transaction" with a bank by which it acquired U.S. dollars bearing interest at flexible rates, against an unlinked shekel loan, bearing interest at flexible rates. The transaction may be closed at any time by netting the liability against the asset. The accumulated effect of the transaction is reflected in the statements of income.


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

          2. In June 1988, the oil marketing companies entered into a comprehensive agreement ("the Agreement") with the Ministries of Finance and Energy providing mainly as follows:

               a. The oil marketing companies accept the Reform Program for the Energy Sector ("the Reform"), as it is described in the Agreement.

               b. Issuance, through a government order, of a monthly price structure for refined products setting the maximum price to consumers and including an element of profit and a recovery of non-direct expenses, rates similar, in general, to those that would have been in existence had the former Price Structure Agreement remained in force.

               The Reform, which was enacted as of August 8, 1988, is being implemented in stages. The first stage of the Reform allowed for the licensing of new oil and gas marketing companies, direct imports of refined products for self-consumption by large customers and the import of crude oil by the refineries. The refineries can sell refined products only to licensed oil marketing companies. The Reform also provided for two categories of crude oil and refined product inventories: Emergency and Commercial.

               All costs and expenses related to the holding of Emergency inventories continue to be fully recoverable from the government while the holding of Commercial inventories is at the risk of the oil marketing companies. In accordance with a government decision in 1991 a further reduction of Emergency inventories was implemented in the current year.

               The implementation of the first stage of the Reform resulted in increased competition and, as a result, had an impact on quantities sold and caused an increase in discounts granted and expanded customer credit.

          3. Beginning in December 1992, Government price controls were lifted from fuel products sold outside public stations. As of July 1993 government retail price controls were lifted from fuel products marketed through public stations with the exception of benzine 95 and 96 octane and, as of October 1993, government wholesale price controls were lifted from the maximum price of benzine 95 and 96 octane sold to public stations.




NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

          4. In October 1993, the method for updating the basket of expenses used in setting and updating the maximum consumer prices of fuel products still subject to price controls was changed.

          5. In 1995, the Minister of Energy and Infrastructure appointed a committee which will consider various alternatives to the present structure for the holding of Emergency Stocks of crude oil and refined petroleum products in the economy and which will submit the recommended alternative. The Company is not aware of the committee's recommendations. In the the Company's opinion, no negative effect on Sonol's financial position or on its profitability is expected as a result of the committee's deliberations and decisions.

          6. On September 1, 1995 the Government published a decree the purpose of which is to regulate infrastructure rates in the fuel economy-decree for the Stability of Products and Services (Temporary Order) (Infrastructure Rates in the Fuel Economy) 1995.

               The decree establishes, inter alia, the various types of infrastructure services and the maximum prices allowed, as well as the method for updating the prices.


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

               The above changes ("the Gas Reform") resulted in increased competition, particularly in the more profitable bulk supply sector. Such competition manifested itself primarily through price discounting and increased customer credit. In January 1995, a convention was signed between the Ministry of Energy and several gas companies, among them Supergas, establishing standards of service to their clients. In May 1995, price controls in effect on the price of gas were lifted. Concurrently, the companies who are parties to the convention have undertaken not to deviate, when setting their prices to the consumer, from an agreed upon formula for an interim period of two years.



NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

          2. Supergas lodged a claim in the District Court for a declarative judgement against the Ministry of Energy and Infrastructure, the Fuel Authority, regarding two matters relating to the period before the Gas Reform. In its ruling, the Court accepted Supergas' claim on one matter and rejected the second claim. Subsequent to the balance sheet date, an appeal was submitted by the government to the Supreme Court. Supergas, too, intends to appeal the ruling before the Supreme Court. Supergas has not recorded income on its books for that part of the claim which the District Court ruled in its favor pending the appeal to the Supreme Court as mentioned above. The accounts between Supergas and the Ministry of Energy - the Fuel Authority have not yet been settled. According to Supergas' calculations, the amount due to Supergas, should the Supreme Court reject the Government appeal, amounts to approximately NIS. 11 million as of the balance sheet date.



NOTE 4 -  MARKETABLE SECURITIES
                                                      Adjusted NIS. (thousands)
                                                      -------------------------
                                                              December 31,
                                                      ------------------------
                                                            1995         1994
                                                            ----         ----

          Debentures linked to the consumer price index       -         2,870
          Debentures linked to foreign currency               -         1,098
          Shares, options and convertible debentures         214        1,035
          Others                                              -           168
                                                          ------       ------
                                                             214        5,171
                                                          ======       ======


NOTE 4.A. COMPULSORY GOVERNMENT LOAN

          The compulsory Government loan is Hagalil Peace loan (Note 2.H.1). The nominal value of the Hagalil Peace loan is linked, at the Company's discretion, to 80% of the increase in the Index in addition to index linked interest of 1% per annum, or to the increase in the representative rate of exchange of the dollar, without interest. The loans are redeemable in four annual payments commencing in the year 1993.


NOTE 5 - ACCOUNTS RECEIVABLE AND DEBIT BALANCES
                                                       Adjusted NIS. (thousands)
                                                       -------------------------
                                                                December 31,
                                                       -------------------------
                                                              1995         1994
                                                              ----         ----
          Customers
          ---------

          Customers - open accounts (I)                    309,740      276,545
          Checks and notes receivable                       24,676       26,437
          Short-term loans and current portion
           of long-term loans granted                        6,099        6,299

          Less - provision for doubtful receivables(*)      (9,450)      (5,687)
                                                           -------      -------
                                                           331,065      303,594
                                                           -------      -------
          Receivables and debit balances
          ------------------------------

          Fuel Authority                                    13,212       49,400
          Government Institutions                              174          670
          Income receivable                                  8,882        7,764
          Employees                                          1,057          683
          Prepaid expenses                                   4,570        3,547
          Income tax receivable                              7,532       11,711
          Future tax benefits, net(**)                       4,199        3,389
          Current portion of capital notes                  10,100       28,070
          Others                                             5,775       13,443
                                                           -------      -------
                                                            55,501      118,677
                                                           -------      -------
                                                           386,566      422,271
                                                           =======      =======
          Including related and interested parties          25,723       36,248
                                                           =======      =======
          (I) The largest balance of interested
               parties during the year                      19,690       35,514
                                                           =======      =======
          (*)  See note 2.I.
          (**) See note 18.


NOTE 6 -  INVENTORIES

                                                       Adjusted NIS. (thousands)
                                                       -------------------------
                                                               December 31,
                                                       -------------------------
                                                              1995         1994
                                                              ----         ----

          Crude oil and raw materials                       74,009      118,440
          Finished products                                204,575      207,069
          Materials and supplies                             7,795        7,600
                                                           -------      -------

                                                           286,379      333,109
                                                           =======      =======

NOTE 7 -  SUBSIDIARIES, AFFILIATES AND OTHER INVESTMENTS


                                                          Adjusted NIS. (thousands)
                                                          -------------------------
                                                                 December 31,
                                                          -------------------------
                                                            1995             1994
                                                            ----             ----
          Affiliated companies:

          Share in equity                                 16,827           17,323
          Goodwill and excess cost attributed, net         7,510            7,510
          Less:  accumulated amortization                 (3,445)            (412)
                                                          ------           ------

          Book value (1)(4)                               20,892           24,421
          Payments on account of shares (4)                5,170               -
          Long-term loans (4)                              9,228           12,163
          Capital note and capital reserve, net
           of provision for loss (3)                       6,720            6,817
                                                          ------           ------
                                                          42,010           43,401
          Capital notes to interested parties (2)             -             9,835
          Affiliated companies - cost                        163              163
          Others - cost                                   16,584           16,584
                                                          ------           ------
                                                          58,757           69,983
                                                          ======           ======

          1.   Cost of shares including retained
                earning as of December 31, 1991            5,583            5,583

               Changes, beginning 1.1.92:
               Cost of shares acquired                    18,619           18,619
               Retained earnings (*)                      (3,619)             219
               Changes in capital reserves                   309                -
                                                          ------             ----
               Book value                                 20,892           24,421
                                                          ======           ======


          (*)  Dividend received in the current year       1,700            1,663
                                                          ======           ======

          2.   Information pertaining to Capital Notes:

                                                          Adjusted NIS. (thousands)
                                                          -------------------------
                                                                December 31,
                                                          -------------------------
                                                            1995             1994
                                                            ----             ----

               Par value (A)(C)                           10,100           38,988
               Writedown to present value (B)                 -             1,083
               Present value                              10,100           37,905
               Less: current portion reflected in
                accounts receivable and debit balances    10,100           28,070
                                                              -             9,835
                                                          ======           ======


          A. The balance of capital notes as of December 31, 1995 in the amount of NIS.10,100 thousand was repaid on January 10, 1996.
          B.   See Note 2.H.3.
          C.   Capital notes are non-negotiable, unlinked and bear no interest.

     3. Capital note is unsecured and non-negotiable, linked to the Index, bears no interest and matures in the year 2001.

     4.   A.   The loans given by a subsidiary to the affiliated company Otzem
               Promotion and Investments (1991) Ltd. ("Otzem") are index linked and bear interest at the rate of 5.5% p.a. In July 1995, the subsidiary company forgave the interest in respect of a loan of NIS. 10,229 thousand retroactive to January 1, 1995. The date of maturity is subject to the financial capabilities of Otzem.

          B. Due to the operating results of Otzem, the wholly-owned subsidiary company, Granite Hacarmel Properties (1993) Ltd.,("Granite Properties") wrote off amounts totalling NIS. 5,950 thousand, NIS. 3,000 thousand as a provision in "other income, net" and NIS. 2,950 thousand as a writeoff of the balance of goodwill, recorded on account of its investment in Otzem, now included in the "Company's share in (loss) income of affiliates, net".

          C. On December 31, 1995 a closing agreement was signed with Nitzba, Hevra Le'hitnahalut Ltd. ("Nitzba") whereby most of the assets of Nitzba were transferred to a new company, Nitzba Holdings (1995) Ltd. ("Nitzba Holdings"). The closing agreement also provided that Granite Properties and Ashtrom Properties Ltd. ("Ashtrom") will each aquire 10% of the outstanding share capital of Nitzba Holdings for a payment of approximately NIS. 67,000 thousand each. As of the balance sheet date, Granite Properties paid NIS. 5,170 thousand on account of the investment. On January 9, 1996, the closing date of the agreement, the Company paid on account, an additional amount of approximately NIS. 57,000 thousand. The balance will be paid at a later date. In connection with this agreement, it was also agreed that Granite Properties and Ashtrom will each acquire 15% of the rights of Nitzba in an orchard in Nes Ziona. Granite Properties' share is estimated to be approximately NIS. 1,900 thousand.

               The agreement privides Granite Properties and Ashtrom the right to appoint a quarter of all the directors of Nitzba Holdings. In addition, Granite Properties and Ashtrom were granted veto rights on several significant matters requiring decisions by the directorate. Until such time that the shares of Nitzba Holdings will be issued and registered for trading on the stock exchange, no special decision will be taken at the general meeting of its shareholders, unless all the shareholders reach a prior unanimous decision to vote in favor of such decision. Simultaneously with the execution of the closing agreement, an agreement was signed between Granite Properties and Ashtrom defining their relationship on all matters regarding cooperation between them as shareholders in Nitzba Holdings.


               Subsequent to the balance sheet date, Granite Properties decided to transfer its rights in the said agreements to a wholly owned subsidiary, with the exception of its rights in the orchard in Nes Ziona as mentioned above.

     5.   See Note 27.B.2.j.


NOTE 8 - LONG-TERM LOANS RECEIVABLES

     a.   Consist of:
                                                       Adjusted NIS. (thousands)
                                                       -------------------------
                                                               December 31,
                                                       -------------------------
                                                         1995             1994
                                                         ----             ----

          Loans to customers                           26,313           20,919
          Loans to employees                              144              117
          Others                                           -                67
                                                       ------           ------
                                                       26,457           21,103
          Less: current portion                         5,482            4,364
                                                       ------           ------

                                                       20,975           16,739
                                                       ======           ======
          The years of maturity of the loans:

          First year - current portion                  5,482            4,364
          Second year                                   6,383            4,174
          Third year                                    3,041            1,647
          Fourth year                                   1,128            1,173
          Fifth year and thereafter and
           without maturity date                       10,423            9,745
                                                       ------           ------
                                                       26,457           21,103
                                                       ======           ======

     b.   Breakdown of loans by level of borrowers' balances:

          Borrowers'        December 31, 1995           December 31, 1994
                            -----------------           -----------------
          balances          Number of   Total           Number of   Total
          (NIS. thousands)  loans       NIS.thousands   loans     NIS.thousands
          ----------------  -----       -------------   -----     -------------

          Less than 100     128         3,187           115         2,138
          100 - 500          18         3,882            19         3,581
          500 - 1000          4         2,978             4         2,860
          Above 1000          8        16,410             6        12,524
                            ---        ------           ---        ------
                            158        26,457           144        21,103
                            ===        ======           ===        ======


     c.   Linkage terms and interest rates:



                                              Adjusted NIS. (thousands)
                               -----------------------------------------------------
                               Unlinked        Linked to      Linked to      Total
                                                 index        foreign
                                                              currency
                               ------------   ------------    -------------  --------
          Interest rates:      0%    10-20%   0-4%   4-10%    0%      5-9%
                               -     -----    ---    ----     -       ---

         December 31, 1995
         -----------------

          Loans to:
           Customers        2,790    4,940   12,828    126   1,712   3,917   26,313
           Employees           -        -       144     -       -       -       144
           Others              -        -        -      -       -       -        -
                            -----    -----   ------    ---   -----   -----   ------
                            2,790    4,940   12,972    126   1,712   3,917   26,457
                            =====    =====   ======   ====   =====   =====

          Less: current
                 portion                                                      5,482
                                                                             ------
                                                                             20,975
                                                                             ======
          December 31, 1994
          -----------------

          Loans to:
           Customers        1,896    3,179   12,045    666   1,369   1,764   20,919
           Employees           -        -       117     -       -       -       117
           Others              67       -        -      -       -       -        67
                            -----    -----   ------    ---   -----   -----   ------
                            1,963    3,179   12,162    666   1,369   1,764   21,103
                            =====    =====   ======  =====   =====   =====
          Less: current
                 portion                                                      4,364
                                                                             ------
                                                                             16,739
                                                                             ======

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

     a.   Consist of:

                                              Adjusted NIS. (thousands)
                                  -------------------------------------------------
                                  Land       Machinery
                                  and        and
                                  Buildings  Equipment  Vehicles  Others     Total
                                  ---------  ---------  --------  ------     -----
          Cost
          Balance at beginning
           of year                371,547    521,084     36,588   44,044    973,263
          Additions                26,363     39,964      6,303    6,053     78,683
          Disposals                   (11)      (667)    (3,805)      -      (4,483)
                                  -------    -------     ------   ------  ---------

          Balance at end of year  397,899    560,381     39,086   50,097  1,047,463 *
                                  -------    -------     ------   ------  ---------

          Accumulated depreciation
          Balance at beginning
           of year                 99,811    316,684     23,937   26,790    467,222
          Depreciation charged     10,092     37,787      3,283    3,328     54,490
          Depreciation in
           respect of disposals        -        (213)    (3,077)      -      (3,290)
                                  -------    -------     ------   ------  ---------

          Balance at end of year  109,903    354,258     24,143   30,118    518,422
                                  -------    -------     ------   ------  ---------

          Depreciated balance as
           of December 31, 1995   287,996    206,123     14,943   19,979    529,041
                                  =======    =======     ======   ======    =======
          Depreciated balance as
           of December 31, 1994   271,736    204,400     12,651   17,254    506,041
                                  =======    =======     ======   ======    =======

          (*) Net of investment grants in the amount of NIS. 12,491 thousand.


     b. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 158,988 thousand, for various original periods of 49 - 98 years, ending in the years 1998 - 2072. Land and buildings at a cost of NIS. 155,776 thousand have not yet registered in the name of the Company or consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been arranged.

     c.   Land and buildings includes:

          1. NIS. 19,048 thousand, for the acquisition of 50% of the rights of Magor Holdings Ltd. (hereafter "Magor") in land and buildings in a project in Holon. A contract was also signed for cooperation and management of the project, pursuant to which "Magor" has undertaken that the rental income, net of expenses from the project, which the wholly- owned subsidiary will receive for 10 years, will be not less than NIS. 851 thousand per year, linked to the Index.



          2. NIS. 39,589 thousand, on account of acquisition of 50% of the rights of Cible Israel Investments (1992) Ltd. (hereafter "Cible") in land and buildings in a project in the new industrial park of Rosh Haayin. Cible has undertaken that the rental income, net of expenses, from the project which the wholly-owned subsidiary will receive during the first seven years, will be not less than NIS. 1,756 thousand for the first year and NIS. 2,272 thousand for each of the following six years. The above amounts are linked to the Index. The guaranteed income period begins one month after the completion of each of the buildings. Two out of the five buildings built in the industrial park were completed in January 1995 and the remaining three buildings were completed in June 1995.

          3. NIS. 13,899 thousand on account of acquisition of 17% of the rights in land in Tel Aviv for the construction of an office building and commercial area in a project, known as "Rubinstein Towers". The wholly-owned subsidiary company's investment in the project (including construction costs) will amount to approximately NIS. 27,000 thousand.

     d.   Commitments and contingent liabilities - See note 27.


NOTE 10 - OTHER ASSETS AND DEFERRED CHARGES, NET

          Consist of:
                                                       Adjusted NIS. (thousands)
                                                       -------------------------
                                                       Balance to be amortized
                                                           as of  December 31,
                                                       -------------------------
                                                             1995         1994
                                                             ----         ----
          Other assets:

          Deferred rent                                     8,326        6,172
          Goodwill in consolidated
           subsidiaries (1)                                 1,506        1,384
          Others                                            4,574        4,926
                                                           ------       ------
                                                           14,406       12,482

          Deferred charges:

          Expenses incurred in the issuance
           of debentures by the Company (2)                 6,359        8,048
          Expenses incurred in the issuance
           of debentures by a consolidated
           subsidiary (2)                                     178          330
                                                           ------       ------
                                                           20,943       20,860
          Less: Deferred credit in a
                consolidated subsidiary (1)                 2,643        3,307
                                                           ------       ------

                                                           18,300       17,553
                                                           ======       ======

     (1) For amortization see note 2.B.2
     (2) For amortization see note 2.F.



NOTE 11 - SHORT-TERM BANK CREDIT

          Linkage terms and interest rates:
          ---------------------------------


                                          Adjusted NIS. (thousands)
                                ---------------------------------------------
                                              December 31, 1995
                                ---------------------------------------------
                                Unlinked     linked      Linked to     Total
                                              to         foreign
                                             Index       currency
                                --------     ------      ---------    -------
          Interest rates:         14%         2.5%       5.9-8.1%
                                --------     ------      ---------

          Overdrafts              1,619         -            -         1,619
          Short-term loans      139,905         -            -       139,905
          Current portion of
           long-term loans           -         40           413          453
                                -------       ---          ----      -------
                                141,524        40           413      141,977
                                =======       ===          ====      =======

                                          Adjusted NIS. (thousands)
                                --------------------------------------------
                                              December 31, 1994
                                --------------------------------------------
                                Unlinked     linked      Linked to     Total
                                              to         foreign
                                             Index       currency
                                -------      -----       --------   --------
          Interest rates:         17.3%       2.5%       5.9-9.2%
                                -------      -----       --------

          Overdrafts              1,330         -            -         1,330
          Short-term loans      171,585         -            -       171,585
          Current portion of
           long-term loans           45        94           482          621
                                -------       ---          ----      -------
                                172,960        94           482      173,536
                                =======       ===          ====      =======


NOTE 12 - LOANS FROM OTHERS

          Loans from others as of December 31, 1994 received from interested parties were unlinked and bore interest at the rate of 16.6% p.a.


NOTE 13 - ACCOUNTS PAYABLE

          The liabilities represent open amounts and include NIS. 3,048 thousand (1994 - NIS. 2,988 thousand) of balances to related parties.

NOTE 14 - OTHER LIABILITIES AND CREDIT BALANCES

                                                      Adjusted NIS. (thousands)
                                                      -------------------------
                                                      December 31,  December 31,
                                                      -------------------------
                                                          1995           1994
                                                          ----           ----

          Liabilities to employees and
           other salary related liabilities             16,043         15,396
          Institutions                                  29,587         35,940
          Accrued expenses                               7,007          5,593

          Others                                        10,543          9,442
                                                       -------         ------
                                                        63,180         66,371
                                                       =======         ======

NOTE 15 - LONG-TERM LIABILITIES

     A.   Long-term loans
                                           Rate of    Adjusted NIS. (thousands)
                                                      -------------------------
                                           interest   December 31,  December 31,
                                                      -------------------------
                                              %           1995           1994
                                           -------        ----           ----
         U.S. Dollar loans from banks(*)   5.9-8.1         589            998
         Index linked loans from banks         2.5          40            134
         Customers' deposit - linked
          to the index                          -        2,790          2,804
         Customers' deposit - linked
          to foreign currency                0-8.2          54             55
         Loan from affiliated company
          - linked to the Index                -         4,500          4,865
         Other loans - unlinked                -            -              45
                                                         -----          -----
                                                         7,973          8,901
         Less: current portion                             453            621
                                                         -----          -----
                                                         7,520          8,280
                                                         =====          =====

          Yearly installments:
                                                      Adjusted NIS. (thousands)
                                                      -------------------------
                                                      December 31,  December 31,
                                                      ------------  ------------
                                                          1995           1994
                                                          ----           ----

          First year - current portion                     453            621
                                                         -----          -----
          Second year                                      124            448
          Third year                                        52             97
          Fourth year                                       -              22
          Fifth year                                        -              -
          No due date                                    7,344          7,713
                                                         -----          -----
                                                         7,520          8,280
                                                         -----          -----
                                                         7,973          8,901
                                                         =====          =====

          (*)   Fixed rate of interest for the whole period of the loan.

               Accrued interest is included in "Other liabilities and credit balances" in Current liabilities.




     B.   Convertible debentures into shares of the Company
          -------------------------------------------------


                                                          Adjusted NIS. (thousands)
                                                          -------------------------
                                                          December 31,  December 31,
                                                          -------------------------
                                                             1995           1994
                                                             ----           ----
          Debentures (Series 1)(*)                          65,654         78,087
          Debentures (series 2)(**)                        176,820        184,015
                                                           -------        -------
                                                           242,474        262,102
          Less - current portion                            34,638          9,761
                                                           -------        -------
                                                           207,836        252,341
                                                           =======        =======


          Yearly installments:
                                                      Adjusted NIS. (thousands)
                                            -----------------------------------------
                                            December 31, 1995      December 31, 1994
                                            -----------------      ------------------
                                            Series 1  Series 2     Series 1  Series 2
                                            --------  --------     --------  --------
          First year - current portion         9,379    25,259        9,761        -
                                              ------    ------       ------    ------
          Second year                          9,379    25,260        9,761    26,288
          Third year                           9,379    25,260        9,761    26,288
          Fourth year                          9,379    25,260        9,761    26,288
          Fifth year                           9,379    25,260        9,761    26,288
          Subsequent years                    18,759    50,521       29,282    78,863
                                              ------    ------       ------    ------

                                              56,275   151,561       68,326   184,015
                                              ------    ------       ------    ------
                                              65,654   176,820       78,087   184,015
                                              ======   =======       ======   =======

          (*) Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 7 equal annual installments on November 30 in each of the years commencing in 1996 and ending in 2002. During the year 110 debentures were converted to shares and 6,874,975 debentures were repaid at maturity. As of the balance sheet date, there were 48,124,827 outstanding debentures.

          (**) Registered debentures (Series 2) NIS. 1.- par value each. Every
               NIS. 5 par value of debentures are convertible into an ordinary share of NIS. 1.- par value. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price of conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 7 equal annual installments on November 30 in each of the years commencing in 1996 and ending in 2002. In 1994, 11,473,515 debentures were converted into shares. As of the balance sheet date, there were 141,174,433 outstanding debentures.


          Regarding collaterals see Note 27.



     C.   Convertible debentures into shares of a subsidiary
          --------------------------------------------------

                                                     Adjusted NIS. (thousands)
                                                     -------------------------
                                                     December 31,  December 31,
                                                     ------------  ------------
                                                         1995           1994
                                                         ----           ----

          Debentures (Series 1)                         5,525          7,391
          Less - current portion                        1,844          1,848
                                                        -----          -----
                                                        3,681          5,543
                                                        =====          =====

NOTE 15 - LONG-TERM LIABILITIES (CONTINUED)

          Yearly installments:
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        1995           1994
                                                        ----           ----

          First year - current portion                 1,844          1,848
                                                       -----          -----

          Second year                                  1,841          1,848
          Third year                                   1,840          1,848
          Fourth year                                     -           1,847
                                                       -----          -----

                                                       3,681          5,543
                                                       -----          -----

                                                       5,525          7,391
                                                       =====          =====

          Pursuant to a public offering prospectus in May 1990, the subsidiary company, Vulcan Batteries Ltd. ("Vulcan"), issued 4,516,750 convertible debentures (Series 1) at par value. The debentures are linked to the Index for April 1990, and bear interest at an annual rate of 0.1%. From the date of issue until December 31, 1994 755,560 debentures have been converted into shares. As of the balance sheet date there were 2,820,893 outstanding debentures (Series 1).

          The debentures are payable in three equal yearly installments (after payment of the first 25% installment in December 1995) commencing in December 1996 and ending in December 1998 and are convertible at any time until December 26, 1998 into Vulcan's ordinary shares of NIS. 1.- par value at a conversion rate of 200% (1 share for every NIS. 2.- par value of debentures converted, subject to adjustments). The conversion of the debentures into shares may dilute Sonol's holding in Vulcan to 73.2% (instead of 79.8% as on the balance sheet date).

          Regarding collaterals - see Note 27.

     D. All the aforementioned debentures are listed for trading on the Tel-Aviv Stock Exchange.


NOTE 16 - CUSTOMERS' DEPOSITS

     a. Customer deposits are calculated based on an estimate of the expected update of a decree (last previous update was December 4, 1994) issued by the Ministry of Trade and Industry based on a price update requested by the Company.

     b. Customers' deposits held by Supergas include NIS. 39,582 thousand (1994 - NIS. 40,425 thousand) of linkage increments accrued on those deposits (Note 2.L.).


NOTE 17 - LIABILITIES FOR POST-RETIREMENT BENEFITS, NET

                                                      Adjusted NIS. (thousands)
                                                      -------------------------
                                                      December 31,  December 31,
                                                      ------------  ------------
                                                            1995          1994
                                                            ----          ----

          Provision for severance pay, net (a)              4,809         4,928
          Less: deposits in approved funds (*)              1,299         1,296
                                                            -----         -----
                                                            3,510         3,632
          Provision for early retirement pension (**)(b)    2,635         3,657
          Provision for redemption of unutilized
           sick leave (c)                                   1,484         1,534
                                                            -----         -----
                                                            7,629         8,823
                                                            =====         =====

     (*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

     (**) Excluding NIS. 981 thousand (1994 - NIS. 1,284 thousand) current early retirement pension which is included in Other liabilities and credit balances.

     a. The liabilities of the Company and its subsidiaries in respect of pension and severance indemnities are fully covered by provisions for severance indemnities, by deposits in approved funds and in managers' insurance policies. The deposits in approved funds and in manager's insurance plans are not included in the financial statements as they are not under the control of the Company.

     b. The provision for pension benefits in case of early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is generally up to the time when the employee reaches retirement age and is measured as a fixed percentage of the maximum amount due to the employee from the pension fund. The rate of capitalization for computing the provision is 4.5% per annum.

     c. In accordance with the labor agreements between subsidiaries and their employees, retiring employees (men at age 65 and women at age 60 - 65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 50 days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liabilities. The actuarial calculation is based, inter alia, on a capitalization rate of 3%.




NOTE 18 - DEFERRED TAXES

     a.   Consist of:


                                                 Adjusted NIS. (thousands)
                                       --------------------------------------------
                                       Regarding current    Regarding non-
                                       Balance Sheet        current Balance
                                       items                Sheet items      Total
                                       -----------------    ---------------  ------
     Balance as of January 1, 1994          (4,309)            16,830       12,521
     Changes in 1994                           920             (5,954)      (5,034)
                                            ------             ------       ------
     Balance as of December 31, 1994        (3,389)            10,876        7,487
     Changes in 1995                          (810)            (5,721)      (6,531)
                                            ------             ------       ------

     Balance as of December 31, 1995        (4,199)             5,155          956
                                            ======             ======       ======

     b.   Presented in the balance sheet:

                                                         Adjusted NIS. (thousands)
                                                        --------------------------
                                                         December 31,  December 31,
                                                        ------------  ------------
                                                                1995          1994
                                                                ----          ----

     Deferred Taxes in long-term liabilities                   5,155        10,876

     Future tax benefits in current assets                    (4,199)       (3,389)
                                                               -----        ------
                                                                 956         7,487
                                                               ======        ======




NOTE 19 - LINKAGE OF MONETARY BALANCES

                              Adjusted NIS. (thousands)     Adjusted NIS. (thousands)
                            ----------------------------  ----------------------------
                                   December 31, 1995           December 31, 1994
                            ----------------------------  ----------------------------
                            Linked   Linked to  Unlinked  Linked  Linked to  Unlinked
                              to     foreign      (*)      to     foreign      (*)
                            index    currency             index   currency
                            -----    --------    -----    -----   --------     ------

Assets:

 Cash and cash equivalent       -     11,675     6,829        -      1,828      4,726
 Accounts receivable and
  debit balances             9,064    20,360   357,142    13,882 ***58,812 ***349,577
 Marketable securities         134        -         80     2,887     1,098      1,186
 Short-term bank deposit        -         -         -         -         -      32,570
 Compulsory Government
  loan                          -        774        -         -      1,387         -
 Investment in
  capital notes and loans   15,948        -         -     18,980        -       9,835
 Long-term loans granted    12,157     4,050     4,768    11,674     2,945      2,120
                            ------     -----     -----    ------     -----      -----

                            37,303    36,859   368,819    47,423    66,070    400,014
                            ======    ======   =======    ======   =======    =======

Liabilities:

 Short-term bank credit         -         -    141,524        -         -     172,915
 Loans from others              -         -         -         -         -       5,389
 Suppliers, accounts payable
  and dividend declared     18,801   100,213    82,800    15,051 ***98,986 ***134,425
 Long-term liabilities
 (including current
  portion) and debentures   12,856   243,116        -     15,193   263,156         45
 Customers' deposits(**)    56,567        -         -     57,741        -          -
 Capital notes                  -         -        284        -         -         308
                            ------     -----     -----    ------     -----      -----

                            88,224   343,329   224,608    87,985   362,142    313,082
                            ======   =======   =======   =======   =======    =======

(*)  Partly bearing interest.

(**) Against the Customers' deposit amounts, Supergas holds fixed assets on loan to its customers, which are adjusted to the Index in the financial statements. Regarding the linkage of Customers' deposits - see Note 16.

(***) Reclassified.

Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 306,470 thousand, Sonol holds fuel and refined products inventory amounting to NIS. 243,372 thousand, which is mainly Emergency inventory valued according to the changes in the rate of exchange of the U.S. dollar as explained in note 2.C.1.

As of December 31, 1995 the balance from free dollar aquisitions from a bank amounted to NIS. 31,300 thousand - see note 2.N.2.



NOTE 20 - CAPITAL

     a.   Nominal values.
          ---------------

          Consists of:

                                          Authorized         Issued and Paid(*)
                                       -----------------     ------------------
                                       NIS. (thousands)      NIS. (thousands)
                                       -----------------     ------------------
                                         December 31,          December 31,
                                       -----------------     ------------------
                                         1995       1994       1995      1994
                                         ----       ----       ----      ----

          225,000,000 Ordinary
           shares of NIS. 1.- each    225,000    225,000     122,674  122,674
                                      =======    =======     =======  =======

          (*)  122,674,476 ordinary shares (1994 - 122,674,456 ordinary shares).
               The share capital has been increased by conversion of 110 debentures into 20 shares.

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


     c.   Earnings per ordinary share

          1. The net income used in computing earnings per NIS. 1.- par value of shares:

                                                      Adjusted NIS. (thousands)
                                                    ---------------------------
                                                        Year ended December 31,
                                                    ---------------------------
                                                       1995      1994      1993
                                                       ----      ----      ----
               The net income used in computing
                primary earnings per share           46,227    54,601    54,181
               Add (Deduct) - theoretical
                income (loss) deriving from:
               Exercise of options (series 2)         5,109     1,264     1,989
               Conversion of debentures (series 1)   (1,298)   (5,752)    2,074
               Conversion of debentures (series 2)     (713)  (11,407)     (908)
                                                     ------    ------    ------

               Net income used in computing
                diluted earnings per share           49,325    38,706    57,336
                                                     ======    ======    ======


          2. The par value of shares used in computing earning per NIS. 1.- par value share:

                                                      Adjusted NIS. (thousands)
                                                     ---------------------------
                                                      Year ended December 31,
                                                     ---------------------------
                                                      1995      1994      1993
                                                      ----      ----      ----

               Share capital used in computing
                primary earnings per share          122,674   122,674   120,318
               Add - theoretical share capital
                that may derive from:
               Exercise of options (series 2)        39,984    39,984    39,984
               Conversion of debentures (series 1)    8,750    10,000    10,000
               Conversion of debentures (series 2)   28,235    28,235    28,944
                                                     ------    ------    ------

               The total share used in computing
                diluted earnings per share          199,643   200,893   199,246
                                                    =======   =======  ========

          3. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a capitalization rate of 4.5% (12.94 - 4%, 12.93 - 3%) for securities linked to the Index and 6% (12.94 - 7%, 12.93 - 3.5%) for securities linked to the exchange rate of the U.S. dollar.


NOTE 21 - CAPITAL RESERVES - NOMINAL VALUE

          Consist of:
                                                             NIS. (thousands)
                                                         ----------------------
                                                         Year ended December 31,
                                                         ----------------------
                                                           1995            1994
                                                           ----            ----

          Share premium                                  71,564          71,564
          Share of the Company and a subsidiary
           in the revaluation reserve of an affiliate       173             156
                                                         ------          ------
                                                         71,737          71,720
                                                         ======          ======


NOTE 22 - COST OF SALES

          Consist of:
                                                    Adjusted NIS. (thousands)
                                                 ------------------------------
                                                     Year ended December 31,
                                                 ------------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----

          Materials used:
          ---------------

           Crude oil and refined
            petroleum products (1)(2)         1,146,945     900,042     882,094
           Raw materials and
            auxiliary materials                  37,429      40,276      52,786
           Finished luboil
            products purchased                    3,073       2,799       2,578
                                                 ------       -----       -----
                                              1,187,447     943,117     937,458
                                              ---------     -------     -------
          Labor and sub-contract work
          ---------------------------

           Labor (including
            related expenses)                    11,580      10,613      10,843
           Sub-contract work -
           (refining and terminal
            charges) (1)                          5,975      21,162      77,046
                                              ---------     -------     -------
                                                 17,555      31,775      87,889
                                                 ------      ------      ------

          Production costs                       48,145      43,279      51,611
                                                 ------      ------      ------
          Depreciation                            2,923       2,930       2,579
                                                 ------      ------      ------
          Batteries                              10,070       9,973       6,399
                                                 ------       -----       -----

          Total cost of sales                 1,266,140   1,031,074   1,085,936
                                              =========   =========   =========
          Decrease in inventories                46,925      41,628     127,345
                                              =========   =========   =========

          (1) Sonol changed the mix of its purchases of imported crude oil and refined products, increasing its purchases of refined products from the Oil Refineries while decreasing purchases and refining of imported crude oil.

          (2) Financing income deriving from the erosion of dollar linked credit used as a source of financing purchases of oil inventories are included in Cost of Sales.


NOTE 23  - SELLING AND MARKETING EXPENSES

          Consist of:
                                                   Adjusted NIS. (thousands)
                                                -------------------------------
                                                    Year ended December 31,
                                                -------------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----

          Salaries                              41,150      42,404      42,509
          Advertising and promotion             12,587       9,707       6,984
          Depreciation and amortization         48,485      46,687      47,331
          Maintenance of buildings,
           plants and filling stations          37,668      36,429      35,041
          Rent                                   8,077       5,952       3,016
          Other expenses                        35,688      33,622      33,322
                                                ------      ------      ------

                                               183,655     174,801     168,203
                                               =======     =======     =======


NOTE 24  -  ADMINISTRATIVE AND GENERAL EXPENSES

          Consist of:
                                                  Adjusted NIS. (thousands)
                                               -------------------------------
                                                   Year ended December 31,
                                               -------------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----

          Salaries                             26,021      26,051      24,365
          Depreciation and amortization         4,333       2,468       2,185
          Consulting, legal and audit           5,335       5,203       5,853
          Provision for doubtful accounts
           and bad debts                        3,441        (527)      3,470
          Other expenses                        9,983       8,571       6,950
                                                -----       -----       -----

                                               49,113      41,766      42,823
                                              =======     =======     =======


NOTE 25 - FINANCING INCOME (EXPENSES), NET

          Consist of:
                                                  Adjusted NIS. (thousands)
                                                  --------------------------
                                                   Year ended December 31,
                                                  --------------------------
                                                    1995      1994      1993
                                                    ----      ----      ----

          From dollar linked debentures
           convertible to shares                   4,061    28,654      (995)
          Long-term debt (*)                       2,303     8,002    15,857
          Profit (loss) from securities, net         136    (1,340)      302
          Financing income from
           other receivables (**)                 19,419    19,435    23,904
          Erosion of other monetary
           assets and liabilities, net           (39,033)  (64,722)  (28,704)
                                                 -------   -------   -------
                                                 (13,114)   (9,971)   10,364
                                                 =======   =======   =======

          (*) In 1993, income in the amount of NIS. 9,745 thousand was included as a result of a retroactive adjustment of charges in accordance with the law in respect of a subsidiary company's liabilities for customer deposits.

          (**) In 1993, income in the amount of NIS. 5,350 thousand was included as a result of the cancellation of provisions for interest and linkage differences.


NOTES 26 - TAXES ON INCOME

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

          The subsidiary, Vulcan, having the status of an approved enterprise, is entitled to a reduced income tax rate in accordance with the Law for the Encouragement of Capital Investments - 1959. The period of benefits relating to a part of its production facilities has ended and for the remaining facilities, the period of benefits will end in the year 2001. As of the date of the financial statements, Vulcan received final letters of approval for all the investment plans which it has carried out.


     b. The provision for taxes on income in the statements of income consists of:

                                                      Adjusted NIS. (thousands)
                                                    ---------------------------
                                                       Year ended December 31,
                                                    ---------------------------
                                                      1995      1994       1993
                                                      ----      ----       ----

           Current taxes including
            inflationary erosion of
            advance tax payments                    40,679    27,825     37,154
           Deferred taxes, net (*)                  (6,531)** (5,034)    (1,068)
                                                    -----     ------     ------
                                                    34,148    22,791     36,086
                                                    ------    ------     ------

           Provisions (Overprovisions)
            pertaining to prior years                1,828 **     -      (5,128)
                                                    ------    ------     ------
                                                    35,976    22,791     30,958
                                                    ======    ======     ======

     (*) Pursuant to the amendment of the Income Tax Law as of December 22, 1992 the rate of company tax decreased from 39% in 1993, by 1% per year, to a rate of 36% in 1996.

     (**) These provisions were included in deferred taxes.

      c.  Final tax assessments
          ---------------------

          Supergas and Vulcan have received final tax assessments through the tax year 1993. The Company, Aloc, Sonapco and Sprint, have received final tax assessments through tax year 1991. Sonol has received final tax assessments through the tax year 1990.

     d.   Reconciliation between the theoretical tax on the reported income and
          ---------------------------------------------------------------------
          the tax on income charged in the statements of income
          -----------------------------------------------------
                                                       Adjusted NIS. (thousands)
                                                    ----------------------------
                                                        Year ended December 31,
                                                    ----------------------------
                                                      1995     1994       1993
                                                      ----     ----       ----
           Taxes at statutory rate                     37%      38%        39%
                                                      ====     ====       ====
           The theoretical tax at the
            applicable tax rate                     31,659    29,251    32,997
           Erosion of advanced tax payments          1,904     2,346     1,063
           Differences in the definition of
            capital and assets for tax
            purposes and others, net                 2,413    (8,806)    2,026
           Overprovisions in respect of prior years     -         -     (5,128)
                                                    ------    ------    ------
                                                    35,976    22,791    30,958
                                                    ======   =======    ======


NOTE 27 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

     A.   Floating and fixed charges
          --------------------------

                                    Adjusted NIS. (thousands)
                                    -------------------------
                                       December 31, 1995       Collateralized by
                                       -----------------     -------------------

          Short-term bank                                    Floating charges on
           credits                               1,619       current assets of the
                                                             main subsidiaries.

          Short-term Loans from banks                        Floating charges on
           and others                          139,905       current assets of Sonol.

          Accounts payable and credit                        Floating charges on
           balances including accrued                        current assets of Sonol
           interest on short-term
           bank loans                              151

          Long-term bank loans                     629       Floating charge on
                                                             current assets of Sonol
                                                             and fixed charges on all
                                                             the assets of Vulcan and
                                                             fixed charges on part of
                                                             the fixed assets of
                                                             Milchen.

          Investment grants                          -       Floating charges on all
                                                             Vulcan's assets guaran-
                                                             teeing the fulfillment of
                                                             the terms related to the
                                                             receipt of such grants.
                                                             Although final approval
                                                             has been received the
                                                             charges have not yet been
                                                             cancelled.

          Convertible debentures of                          Senior floating charge
          a subsidiary                           5,525       equal in standing to all
                                                             other senior floating
                                                             charges on all the assets
                                                             of Vulcan.

          Convertible debentures                             Floating charge
           (Including interest)                242,848       subordinated to other
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


     B.   Liabilities and contingencies
          -----------------------------

          1.   Indemnification and Insurance of senior officers
               ------------------------------------------------

               The Articles of Association of the Company enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.


          2.   Pending litigation
               ------------------

               a. Claims (mainly legal claims) arising in the normal course of business have been lodged against subsidiaries and affiliated companies. Regarding part of the said claims appropriate provisions have been made. In the opinion of the companies' managements, based on the opinion of legal counsel, the provisions made are sufficient to cover the reasonable costs.

               b. A claim in the amount of approximately NIS. 5 million has been lodged against Sonol. The plaintiffs are requesting, inter alia, the enforcement of an operating agreement of a station being operated by another party, who, according to them, transferred to them, with Sonol's consent, the operation of the station. The district court rejected the claim and the plaintiffs appealed to the Supreme Court. A date for hearing has not yet been determined.

               c. A claim has been submitted against Sonol by a customer owning land leased to Sonol on which a station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff and a monetary claim against Sonol in the amount of approximately NIS. 5 million. In the opinion of Sonol's legal counsel the claim's prospects (as far as the amount of the claim is concerned) are weak.

               d. Further to a claim in the amount of approximately NIS. 44 million submitted against Sonol in 1993, during the course of arbitration proceedings (as mentioned in the December 31, 1994 financial statements), the parties, in February came to a compromise agreement, which included the mutual cancellation of the claims against one another, in conjunction with an additional commercial transaction. The parties have requested the approval of the Controller of Restrictive Trade Practices for this transaction.

               e. As a result of arbitration proceedings between the Fuel Authority and the Agents' organization and station owners, in which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's ruling has been confirmed by the district court. The Fuel Authority has, in turn, demanded that the fuel marketing companies pay for the depreciation (where applicable) to the station owners since it claims that the depreciation component was prevously recognized by the Fuel Authority within the framework of the Price Structure.

                    In the opinion of Sonol's legal counsel, there is no basis for the Fuel Authority's demand.


               f. A claim against Sonol has been filed requesting a declarative judgement to rule that a set of agreements between Sonol and a stationholder, who is operating the station, is invalid, being an illegal restrictive agreement. In addition, the stationholder is asking for compensatory payment in the amount of NIS. 3.5 million, for damages which he contends were caused as a result of the agreement with Sonol being a restrictive agreement or, alternatively, from Sonol's violations of the agreement due to prejudicial treatment against him vis a vis other station operators. Sonol has submitted its defense, together with a counter-claim in the amount of approximately a million shekels. In the opinion of its legal counsel, Sonol has a sound defense against the claim for damages. The case has been transferred to the District Court and is currently in the stage of pretrial disclosures. In addition, Sonol has filed a separate court claim, in a shortened procedure, to have the stationholder evicted.

               g. Three claims were lodged against an affiliated company and against its shareholders, which include Sonol. The total claims of approximately NIS. 46 million pertain to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff claims) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a sound defense against the claims.

               h. In August 1994, Vulcan received a purchase tax assessment in the amount of approximately NIS. 1,500 thousand, net of the tax effect, representing tax differences, linkage increments, interest and fines for the period of January 1990 through May 1994. In September 1994, Vulcan submitted an appeal against the aforesaid assessment, which in July 1995, was dismissed. In September 1995, Vulcan submitted an appeal against the dismissal to the District Court. In the Company's opinion, based on the opinion of its legal counsel, there is a reasonable chance that Vulcan's position will be accepted by the court. Should Vulcan's protest be dismissed by the District Court, Vulcan will also be assessed for tax differences for the period from June 1994 and thereafter. No provision has been provided in Vulcan's financial statements for the above.

               i. The subsidiary, Sonol, has notified a customer, who is also its agent, of the cancellation of agency and transport agreements with it. The cancellation, takes effect, in accordance with the agreement, 18 months from the notification date. The agent, who owes Sonol approximately NIS. 7.5 million notified that it is deducting approximately NIS. 6 million from its liability on account of damages which it claims were caused to it by Sonol. This contention is rejected by Sonol which is considering taking legal action against the agent. Sonol holds various guarantees given by the agent to secure his liabilities to Sonol. At this time, no estimate can be made regarding the outcome of this dispute.

               j.1. Aviation Services Ltd. ("Aviation Services") an affiliated company, operates in the various airports in Israel within the framework of a license, whose term, after several extensions, expired on January 1, 1996. Aviation Services is currently negotiating with the Airport Authority to extend the license for a period of an additional two years.

                    In connection with expiration of the license and the negotiations to extend it which took place in 1992, differences of opinion arose between Aviation Services and the Airport Authority as to the ownership rights of land, equipment and plants used by Aviation Services at Ben Gurion Airport. These differences of opinion were brought before the district court for a declarative judgement and in February 1996 the Court ruled in favor of Aviation Services. The Airport Authority has the right to appeal against this decision in the Supreme Court.

                 2. The Government of Israel, via the Fuel Authority, has
                    announced its intention to declare the services provided by Aviation Services to be infrastructure services, subject to government supervision, whose maximum prices are determined through decrees whithin the framework of the Law for Price Stability of Products and Services. This would affect Aviation Services' exclusivity in distributing jet fuel to civil aviation.

                 3. The Controller of Restrictive Trade Practices has notified
                    Aviation Services on several occasions of his intention to declare Aviation Services a monopoly, with all its ramifications. The latest such announcement was received in February 1996.

                    Aviation Services, based on the opinion of its legal counsel, believes that there is a more than reasonable chance that the Courts will rule in its favor regarding paragraph 1 above; in regard to paragraph 2, the management of Aviation Services is of the opinion that it is not an infrastructure company and, therefore, the above decrees, should they be issued, would not be applicable. In the opinion of Aviation Services' legal counsel, if despite the above said, the Government will issue implementation decrees, it is doubtful whether such decrees will be upheld by the Supreme Court.



                    The management of the Company, based on information obtained from Aviation Services is unable to estimate the effects of the events mentioned in paragraphs 2 and 3, on its financial results, although such action would have a detrimental effect on Aviation Services' operations.

               k.   See note 3.B.2.

     C.   The consolidated subsidiary companies are committed as follows:

                                                      Adjusted NIS. (thousands)
                                                      -------------------------

          Acquisition of fixed assets                              67,368

          Suppliers of fuel, luboils and parts                    150,234

          Rental leases and obligations in
           accordance with signed agreements with agencies
           for the use of their outlets for marketing
           Sonol's products over various periods(*)                72,042

          Lease obligation for a computer
           and other equipment over
           periods of up to five years                                950

          (*)  The rental liability for each of the years
                following 1995 is as follows:
                   1996                                             6,766
                   1997                                             6,461
                   1998                                             5,596
                   1999                                             5,548
                   2000                                             5,313
                   2001 and thereafter                             42,358
                                                                   ------

                                                                   72,042
                                                                   ======

          Investment in Nitzba Holdings Ltd, see note 7.4.C.

          For royalties to a foreign company for technical knowledge provided, for a period of ten years beginning in 1993.



     D.   The consolidated subsidiaries have
           contingent liabilities in respect of:

                                                      Adjusted NIS. (thousands)
                                                      -------------------------

          1.   Acquisition of crude oil or refined products -
               open letter of credits.                              3,305

          2.   The subsidiary Supergas has given a guarantee
               in favor of a bank regarding a loan given by
               the bank to a partnership (in which Supergas
               is a partner).                                         893

          3.   Various guarantees.                                  1,431

          4.   Granite Properties (1993) Ltd. is a guarantor
               to a bank on account of payments made
               by the bank to a third party.                        6,591

          5.   Sonol is a guarantor to a bank on account
               of loans given by the bank to a filling station
               owner who has leased the station to Sonol.           2,602

          6.   Sonol is a guarantor to a bank
               on account of a loan given by the bank to one of
               Sonol's agencies.                                      748

          7.   Sonol has given a guarantee to one of
               its customers on account of a tender
               for the supply of fuel products.                     2,000

          8.   Vulcan has given a guarantee to a government
               agency assuring the supply of its products.            222

          9.   Guarantees given to Customs and Excise
               Department for payment of customs duty,
               purchase and other taxes that may be
               due to that Department by the Compamy,
               Sonol and a related Company.                    Unlimited account



NOTE 28 RULING BY THE CONTROLLER OF RESTRICTIVE TRADE PRACTICES AND PROPOSED LAWS FOR THE FUEL SECTOR

     A. An appeal filed by Sonol, together with appeals filed by the Paz and Delek fuel marketing companies, against the June 1993 ruling by the Controller of Restrictive Trade Practices declaring that exclusive agreements entered into between the fuel marketing companies and filling station operators are restrictive trade agreements, is now pending in the District Court in Jerusalem.

          The Controller of Restrictive Trade Practices, on December 14, 1995 amended the above ruling following a compromise arrangement reached between Sonol and Paz in their above mentioned appeals. Under the terms of the compromise arrangement, Sonol will release 36 stations not subject to an "Accepted Leasng Agreement" as defined in the arrangement and the Controller will rescind his ruling regarding other stations in which Sonol is party to such an "Accepted Leasing Agreement". The implementation of this arrangement is beng contested in the courts and has, thus, been suspended until a final dcision is reached.

     B. A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset.

     C. A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the president of the Supreme Court and law faculties for their comments.

     At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Sonol in particular.

NOTE 29   TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

     a.   Benefits to interested parties and transactions with them.
          ----------------------------------------------------------

          1.    Finance income and expenses from interested parties
                ---------------------------------------------------

                                                   Adjusted NIS. (thousands)
                                                 ----------------------------
                                                    Year ended December 31,
                                                 ----------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----

                Financing income                  936         444         344

                Financing expenses              1,102         593          17

          - Transactions conducted in the normal course of the Company's consolidated business with banking groups and others having an indirect interest in the Company have not been separately disclosed.










NOTE 29 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

          2.   Benefits to interested parties
               ------------------------------

                                            Number      Adjusted NIS. (thousands)
                                                     ----------------------------
                                              of        Year ended December 31,
                                                     ----------------------------
                                           persons   1995         1994        1993
                                           -------   ----         ----        ----
               (a)  Interested parties
                    employed in the group     1      1,900*      1,063       1,200

               (b)  Directors                13***     659**        78         156

          * Including payments to a previous interested party who completed his term during the year.

          ** Including NIS. 541 thousand subject to approval at the general meeting of the Company.

          ***  In 1994 - 2 directors, in 1993 - 3 directors.

          3.   Transactions and commitments with interested and related parties
               ----------------------------------------------------------------

               a. Transactions:
                  -------------
                                                    Adjusted NIS. in Thousands
                                                   ----------------------------
                                                      Year ended December 31,
                                                   ----------------------------
                                                   1995        1994        1993
                                                   ----        ----        ----

               Income:
               Sales (*)                         82,561      62,922      49,688
               Management fee                       713         785         584
               (Amortization) / addition to
               capital notes, net                   218      (1,178)        (88)

               Expenses:
               Rent                                   -           -         618
               Participation in expenses              -          89         131

               (*) All the sales are to interested parties and are made in the normal course of business and according to normal credit terms. Transactions with related parties are made in the normal course of business according to normal credit terms, and do not exceed 10% of the Company's transactions.

               b.   Balances with interested and related parties
                    --------------------------------------------

                    Balances with interested and related parties are detailed in the financial statements and the notes attached thereto.

               c.   Material volume of transactions
                    -------------------------------

                    Sonol purchases most of the fuel products from Oil Refineries Ltd. which is obligated to supply its products to the fuel marketing companies at the refineries gate price, which is under Government control.








NOTE 30 - SUBSEQUENT EVENT

     Subsequent to the balance sheet date, Sonol, in parternship with others, entered into a contractual agreement with the Company, A.P.S.K. Hom Tov
     (93) Ltd (hereafter "A.P.S.K."), the owner of a new experimental process (called "Hom Tov") to extract energy from a mixture of oil shale and fuel residues. An investment of between NIS. 9,000 thousand and NIS. 12,000 thousand is needed in order to determine the commercial feasibility of the new process. Sonol intends to invest NIS. 4,500 thousand, linked to the representative rate of the U.S dollar, in 50.01% of the shares of A.P.S.K. and/or in evaluating the new process. The agreement is subject to pre-conditions, which if not fulfilled will cause the retroactive cancellation of the agreement.

NOTE 31 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS

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


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)
                                                     Translated to U.S. Dollars
                                                             December 31,
                                                     ---------------------------
                                                        1995            1994
                                                        ----            ----
Current assets:
 Cash and cash equivalents                             5,906           2,007
 Investments in securities                                69           1,595
 Short-term deposit                                       -            9,983
 Compulsory Government loans                             180             205
 Accounts receivable and debit balances              123,427         129,509
 Inventories                                          91,979         102,572
                                                     -------         -------
                                                     221,561         245,871
                                                     -------         -------

Investments, long-term loans and debit balances:

  Unconsolidated subsidiaries and other investments   14,950          18,106
  Long-term loans                                      6,689           5,131
  Compulsory government loans                             67             220
                                                     -------         -------
                                                      21,706          23,457
                                                     -------         -------

  Property, plant and equipment                      205,978         182,747
   Less: Accumulated depreciation                     88,015          77,132
                                                     -------         -------
                                                     117,963         105,615
                                                     -------         -------

  Other assets and deferred charges, net               5,578           5,104
                                                     -------         -------
                                                     366,808         380,047
                                                     =======         =======









                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                  Translated to U.S. Dollars
                                                  --------------------------
                                                         December 31,
                                                  --------------------------
                                                     1995            1994
                                                     ----            ----

 Current liabilities:
  Short-term bank credits                          45,287          53,189
  Loans from others                                     -           1,652
  Suppliers                                        44,221          42,602
  Current portion of convertible debentures        11,278           3,131
  Other liabilities and credit balances            20,325          20,698
                                                  -------         -------
                                                  121,111         121,272
                                                  -------         -------

 Long-term liabilities:
  Long-term loans                                   2,401           2,538
  Debentures convertible into shares
   of the company (I)                              64,139          74,530
  Debentures convertible into shares
   of a subsidiary                                  1,174           1,699
  Customers' deposits                              18,044          17,698
  Liabilities for post-retirement benefits, net     2,433           2,705
  Deferred taxes, net (II)                            485           1,545
  Capital notes issued by an affiliated company        92              93
                                                  -------         -------
                                                   88,768         100,808
                                                  -------         -------

 Minority interest                                  2,362           2,174
                                                  -------         -------

 Shareholders' equity:
  Capital                                          55,735          55,735
  Capital reserves (II)                            36,006          36,006
  Retained earnings                                62,826          64,052
                                                  -------         -------
                                                  154,567         155,793
                                                  -------         -------

                                                  366,808         380,047
                                                  =======         =======






Note 31 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTIUED)

                       CONSOLIDATED STATEMENTS OF INCOMES
                       ----------------------------------
                                 (In thousands)


                                                  Translated to U.S. Dollars
                                           ---------------------------------
                                                    Year ended December 31,
                                           ----------------------------------
                                                  1995        1994       1993
                                           -----------        ----       ----

Revenues:
 Sales                                         769,755     615,220    578,338
 Less: Government imposts                      266,939     234,058    207,119
                                               -------     -------    -------

 Net sales                                     502,816     381,162    371,219
 Other income, net                               1,213       3,572        872
                                               -------     -------    -------
                                               504,029     384,734    372,091
                                               -------     -------    -------
Costs and expenses:
 Cost of sales                                 398,125     294,435    293,536
 Selling, general and
  administrative expenses                       57,831      49,101     46,034
 Depreciation and amortization                  11,276      10,470      9,078
 Financing expenses (income), net                4,209         328     (3,604)
                                               -------     -------     -------
                                               471,441     354,334    345,044
                                               -------     -------    -------

Operating income before taxes on income         32,588      30,400     27,047
Taxes on income                                 11,663       6,558      8,591
                                               -------     -------    -------
Operating income after taxes on income          20,925      23,842     18,456
Company's share in income (loss)
 of affiliates, net                               (759)        (58)       355
Minority interest in income
 of consolidated subsidiaries                     (285)       (223)      (198)
                                               -------     -------    -------

                                                19,881      23,561     18,613
Cumulative effect of the change
 in accounting for taxes on income (III)             -           -      6,728
                                               -------     -------    -------

Net income                                      19,881      23,561     25,341
                                               =======     =======    =======










                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                                 (In thousands)

                                                      Translated to U.S. Dollars
                                                -------------------------------------
                                                                     Retained
                                                Capital   Reserves   Earninqs   Total
                                                -------   --------   --------   -----
Balance as at January 1, 1993:                   54,831    31,874     35,244   121,949

Changes in 1993:

Net income for the year                              -         -      25,341    25,341

Proceeds from exercise of stock options             134       497         -        631
                                                 ------    ------     ------    ------

Balance as at December 31, 1993                  54,965    32,371     60,585   147,921

Changes in 1994:

Net income for the year                              -         -      23,561    23,561

Conversion of debentures into shares                770     3,635         -      4,405

Dividend                                             -         -     (20,094)  (20,094)
                                                 ------    ------     ------    ------

Balance as at December 31, 1994 (V)              55,735    36,006     64,052   155,793

Changes in 1995:

Net income for the year                              -         -      19,881    19,881

Dividend paid (V)                                    -         -     (21,107)  (21,107)
                                                 ------    ------     ------    ------

Balance as at December 31, 1995                  55,735    36,006     62,826   154,567
                                                 ======    ======     ======   =======








NOTE 31 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

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

          The proceeds of the public offerings have been allocated to the securities issued on the basis of their fair market prices at the beginning of trading on the stock exchange. As a result, the debentures are carried at their discounted values as follows:

                                                     U.S. Dollars (thousands)
                                                     ------------------------
                                                            December 31,
                                                     ------------------------
                                                        1995           1994
                                                        ----           ----

         Debentures (Series 1 and 2) - face value     77,344         80,336
         Discount (Series 1) (*)                       2,515          3,242
                                                      ------         ------
                                                      74,829         77,094
         Less current portion                         10,690          2,564
                                                      ------         ------
                                                      64,139         74,530
                                                      ======         ======

         (*) The discount is being amortized over the remaining period until their maturity.

         See note 15.B.

 (II) In the initial public offering in February 1992, the company issued stock options to employees. The excess of the value of the options granted over the cost to the employees in the amount $ 1,296
         (thousand) was charged to the statement of income and credited to capital reserves. On this amount the company recorded deferred tax benefits in the amount of $ 548 (thousand) which is recognized for tax purposes when such options are transferred to the employees and income tax is paid thereon. As of the balance sheet date, the balance of deferred tax benefits is $ 130 (thousand).

 (III)   As of 1993 the Company adopted F.A.S.B. 115 (Accounting for certain
         Investments in Debt and Equity Securities) of the American
         Institute of Certified Public Accountants. The effect of the change in 1993 was to increase Marketable Securities by $ 18 thousands, Net Income by $ 11 thousands and Taxes on Income by $ 7 thousands.
         The change had no effect on prior years.

 (IV)    As mentioned in the 1994 Financial Statements, the Board of
         Directors, subsequent to that balance sheet date, passed a resolution regarding the payment of an interim dividend. The dividend of $ 13,263 thousand which was paid in 1995, while reflected in the 1994 Israel Shekel Financial Statements is included together with the $ 7,844 thousand dividend paid for 1995 in the translated dollar statements in accordance with Generally
         Accepted Accounting Principles.




                  LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES
                  --------------------------------------------

                                                        Holding and Control
                                                        at balance sheet date
                                                        ---------------------
                                                                 %
                                                               -----
Consolidated Subsidiaries
- -------------------------
Sonol Israel Ltd.                                               100

Vulcan Batteries Ltd.                                            80

Sprint Motors Ltd.                                              100

Milchen Sonol Agency Ltd.                                        67

Sonol J-M Ltd.                                                   70

Sonol Dan Ltd.                                                  100

Allied 0ils and Chemicals Ltd.                                  100

Sonol Yad Mordechai (1972) Ltd.                                  59

Chem Ami Ltd.                                                   100

Sonapco Bank Street Corporation                                 100

Supergas Israel Gas Distribution Company Ltd.                   100

Supergas Hanegev Ltd.                                            65

Supergas Rehovot 89 Ltd.                                         90

Supergas Heating (1984) Ltd.                                    100

Granite Hacarmel Holdings (1993) Ltd.                           100

Granite Hacarmel Properties (1993) Ltd.                         100

Granite Hacarmel O.Y. Holdings Ltd.                             100

Granite Hacarmel Development Holdings Ltd.                      100

Granite Hacarmel Development Ltd.                               100

Granite Hacarmel Industries Holdings Ltd.                       100

Granite Hacarmel Industries Ltd.                                100

Granite Hacarmel Y.A. Holdings Ltd.                             100

Affiliated Companies
- --------------------

Aviation Services Ltd.                                           22.5

Tanker Services Ltd.                                             25

United Petroleum Export Company Ltd.                             25

0tzem Promotion and Investments Ltd.                             50.01

Yarok Az Ltd.                                                    22.9

Lev Magor Management and Services Ltd.                           50

Park Cible Management and Holdings Ltd.                          50


The above list does not include inactive and/or immaterial affiliated companies and other companies.



                                [COMPANY LETTERHEAD]
Igal Brightman & Co.


                    AUDITORS' REPORT TO THE SHAREHOLDERS
                               OF AM-HAL LTD.
                               --------------

We have examined the balance sheets of AM-HAL Ltd. as of December 31, 1995 and 1994, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1995. Our examinations were made in accordance with generally accepted auditing standards, including those prescribed under the Auditors'
Regulations (Auditor's Mode of Performance), 1973, and, accordingly, we have applied such auditing procedures as we considered necessary in the circumstances.

The statutory financial statements of the Company were prepared in accordance with generally accepted accounting principles ("GAAP") in Israel, and as explained in Note 2B, were accordingly presented in terms of New Israeli Shekels ("NIS") with a constant purchasing power. The attached financial statements have been prepared at the request of a share holder on the basis of United States GAAP. See Note 2E(2) for a discussion of the differences between Israel and U.S. GAAP as applicable to the Company's financial Statements.

In our opinion, the attached financial statements present fairly, in terms of constant NIS, the Company's financial position as of December 31, 1995 and 1994, and the results of its operations. Changes in shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles in the United States.

Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we state that we have received all the information and explanations required by us and our opinion on the above financial statements is given according to the best of our knowledge and the explanations received by us and as shown by the books of the Company.


/s/ IGAL BRIGHTMAN & CO.

IGAL BRIGHTMAN & CO.
Certified Public Accountants

Tel - Aviv, February 11, 1996
                                      - 2-






                             [COMPANY LETTERHEAD]

                  Report of Independent Public Accountants
                  ----------------------------------------

To the shareholders of Ampal Engineering (1994) Ltd.

We have audited the balance sheet of Ampal Engineering (1994) Ltd. as at December 31, 1995 and 1994, the related statements of income and shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statement are the responsibility of the company's management.

Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors
Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances.  For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards
and auditing standards generally accepted in the U. S.   These standards
require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of the historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the institute of Certified
Public Accountants in Israel.











Condensed statements in historical values which formed the basis of the adjusted statement appear in note 6 to the financial statement.
These amounts have been translated into U.S. Dollars using the method described in Note 6.

In our opinion, based on our audit and the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in the shareholders' equity and cash flows for each of the two years ended
December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (note 6) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders equity, and its cash flows for each of the two years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have not significantly affected the determination of nominal/historical net income (loss) and shareholders equity.

March 11, 1996

                                   /s/ Shlomo Ziv & Co.

                                   Shlomo Ziv & Co.
                                   Certified Public Accountants (Isr.)















                             COHEN, EYAL, YEHOSHUA & CO.

                         Certified Public Accountants (Isr.)

  51 Weizmann St., P.O. Box 21592
Tel Aviv 61214, Israel
Tel 03-6952210, Fax 03-6950148

                           AMPAL ENTERPRISES LTD.
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

                         SPECIAL PURPOSE STATEMENT
                         -------------------------

We have audited the balance sheets of Ampal Enterprises Ltd. as at December
31, 1995 and 1994, the related statements of profit and loss, and the statement of changes in shareholders' equity for each of the two years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's directors and its management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
(Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted
Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by the Company's directors and its management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 5 to the financial statements.

In our opinion, the abovementioned financial statements present fairly the financial position of the Company at December 31, 1995 and 1994, the results of its operations and the changes in shareholders' equity for each of the two years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, in all material respects, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 5) present fairly, in nominal terms, the financial position








                                        1






of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding the method of translation to U.S. dollars and the abovementioned differences are summarized in Note 5E to the financial statements.

                                    Cohen, Eyal, Yehoshua & Co.
March 11, 1996                 Certified Public Accountants (Isr.)










                                        2









 FAHN, KANNE & Co. Certified Public Accountants (Isr.)
 ------------------------------------------------------
 3, Druyanov St. Tel- Aviv 63143, P.O.B. 11535, Tel-Aviv 61114,
             Tel. 972-3-5264444, Fax 972-3-4201386

                                                        Number: 52
                                                        Tel-Aviv, March 11, 1996


                    AUDITORS' REPORT TO THE SHAREHOLDERS OF
                         AMPAL FINANCIAL SERVICES LTD.
                         -----------------------------

We have audited the balance sheets of AMPAL FINANCIAL SERVICES LTD. as of December 31, 1995 and 1994 and the related statements of income and shareholders' equity and cash flows for the three years in the period ended
December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors
Regulations (Auditors Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of the historical cost as adjusted for changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 13 to the financial statements.

In our opinion, the abovementioned financial statements present fairly the financial position of the company as of December 31, 1995 and 1994, the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 13) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1995 and 1994, the results of its operations, the changes in shareholders'











                                        1


                                     -138-






















equity, and its cash flows for each of the three years in the period ended
December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding this difference is summarized in Note 13 to the financial statements.

Without qualifying our opinion, we call attention to Note 14 to the financial statements regarding the exposure of the Company to a possible claim of former customers in respect of excess interest, linkage and charges paid in the past on loans granted to them. At the current time, it is impossible to estimate the effects, if any, of this claim.

                                       Fahn, Kanne & Co.
                              Certified Public Accountants (Isr.)

                Member firm of Grant Thornton International
















                                        2






                                [LETTERHEAD]

                  Report of Independent Public Accountants
                  ----------------------------------------

To the shareholders of Ampal Holdings (1991) Ltd.

We have audited the balance sheet of Ampal Holdings (1991) Ltd. as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statement are the responsibility of the company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including these prescribed under the Auditors
Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of the historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the institute of Certified
Public Accountants in Israel.












Condensed statements in historical values which formed the basis of the adjusted statement appear in note 7 to the financial statement. These amounts have been translated into U.S. Dollars using the method described in Note 7.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in the shareholders' equity and cash flows for each of the three years ended
December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (note 7) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have not significantly affected the determination of nominal/historical net income (loss) and shareholders' equity.

March 11, 1996


                          /s/ Shlomo Ziv & Co.
                         Certified Public Accountants (Isr.)









 FAHN, KANNE & Co. Certified Public Accountants (Isr.)
 ------------------------------------------------------
 3, Druyanov St. Tel- Aviv 63143, P.O.B. 11535, Tel-Aviv 61114,
 Tel. 972-3-5264444, Fax 972-3-4201386

                                                     Number: 480
                                                     Tel-Aviv, March 11, 1996

                   AUDITORS' REPORT TO THE SHAREHOLDERS OF
                        AMPAL INDUSTRIES (ISRAEL) LTD.
                        ------------------------------

We have audited the balance sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of December 31, 1995 and 1994 and the related statements of income and shareholders' equity and cash flows for the three years in the period ended
December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors
Regulations (Auditor's Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The data included in the Company's financial statements relating to the equity in an investee company and relating to the Company's share in the results of its operations are based on financial statements which were audited by other auditors.

The above statements have been prepared on the basis of the historical cost as adjusted for changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 18 to the financial statements.

The financial statements for 1993 and 1994 were restated to reflect the retroactive effect of not crediting the adjustment of the capital notes of a subsidiary to the income statement and the retroactive correction of the Investment in an investee company, resulting from the investee's changing its accounting policy (see Note II to the financial statements).







                                        1







In our opinion, based on our audit and the reports of other auditors, the abovementioned financial statements present fairly the financial position of the company as of December 31, 1995 and 1994, the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December
31, 1995 and 1994, the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding this difference is summarized in Note 19 to the financial statements.

                                            Fahn, Kanne & Co.
                                   Certified Public Accountants (Isr.)






                                        2







HAFT & HAFT & CO.
- -----------------
incl. STRAUSS, LAZER & CO.                 Certified Public Accountants

                            NEXIA International

                            AMPAL (ISRAEL) LTD.
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

                         SPECIAL PURPOSE STATEMENT
                         -------------------------

We have audited the consolidated balance sheets of Ampal (Israel) Ltd. as at December 31, 1995 and 1994, the related consolidated statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended
December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's directors and its management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
(Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted
Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by the Company's directors and its management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 23 to the financial statements.

The financial statements of consolidated subsidiaries whose assets constitute 31% (1994: 6%) of the total assets included in the consolidated balance sheet, and whose income constitute 43% (1994: 1%) of the total income in the Statement of Profit and Loss were examined by other auditors.
Also, the financial statements of included companies which were presented at their book equity, were examined by other auditors.

In our opinion, based on our audit and the reports of other auditors, the abovementioned financial statements present fairly the financial position of





                                        1


                                     -144-








the Company and its consolidated subsidiaries as at December 31, 1995 and 1994, the results of their operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel in all material respects, consistently applied. Also, in our opinion, the unconsolidated financial statements based on nominal data (Note 23) present fairly, in nominal terms, the unconsolidated financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding the method of translation to U.S. dollars and the abovementioned differences are summarized in Note 23E,F to the financial statements.

We call attention that the auditors' report of subsidiary companies included drawing attention, without qualifying those reports, to the subject detailed in Note 24 to the financial statements - "Publications relating to the Banking System".

                               H.H.S.L. Haft & Haft & Co.
March 11, 1996                 Certified Public Accountants (Isr.)









                                        2


                                     -145-






















                         COHEN, EYAL, YEHOSHUA & CO.


                      Certified Public Accountants (Isr.)

51 Weizmann St., P.O. Box 21592
Tel Aviv 61214, Israel
Tel 03-6952210, Fax 03-6950148

                           AMPAL PROPERTIES LTD.
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

                         SPECIAL PURPOSE STATEMENT
                         -------------------------

We have audited the balance sheets of Ampal Properties Ltd. as at December
31, 1995 and 1994, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the two years in the period ended December 31, 1995, expressed in New
Israeli Shekels. These financial statements are the responsibility of the Company's directors and its management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
(Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted
Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by the Company's directors and its management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 6 to the financial statements.

In our opinion, the abovementioned financial statements present fairly the financial position of the Company at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, in all material respects,







                                        1


                                     -146-















consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 6) present fairly, in nominal terms, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding the method of translation to U.S. dollars and the above mentioned differences are summarized in Note 6F to the financial statements.

                                   Cohen, Eyal, Yehoshua & Co.
March 11, 1996                     Certified Public Accountants (Isr.)







                                        2








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









                                [LETTERHEAD]

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS TO THE BOARD OF DIRECTORS OF
                             BAY HEART LIMITED

We have audited the consolidated balance sheets of Bay Heart Ltd.
{hereafter: the Company) and its subsidiary as at December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
(Auditor's Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements, appear in Note 25 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 26.

In our opinion, based on our audit, the above-mentioned consolidated financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.

Also, in our opinion, the condensed consolidated financial statements as based on the nominal financial statements in Israel Shekels and shown in
Note 26 present fairly, in conformity with accounting principles generally accepted in the United States, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.











                                [LETTERHEAD]



Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have affected the determination of net income (loss) and shareholders' equity as reported in the Israel primary financial statements to the extent summarized in Note 26(f) to the financial statements.

                              /s/ RONEL, STETTNER & CO.
                              RONEL, STETTNER & CO. Certified Public
                              Accountants (Israel)


Haifa,    February 12, 1996
          N-391




                                     -151-







KOST LEVARY & FORER
     A member of
ERNST & YOUNG INTERNATIONAL

                        REPORT OF INDEPENDENT AUDITORS

                           To the Shareholders of

                       CARMEL CONTAINER SYSTEMS LTD.

    We have audited the accompanying consolidated balance sheets of Carmel
Container Systems Ltd. and its subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of subsidiaries, the assets of which at December 31, 1994 and 1995 constitute approximately 26% and 22%, respectively, of total assets included in the consolidated balance sheet and the revenues of which for the years ended December 31 1993, 1994 and 1995 constitute approximately 30%, 30% and 30%, respectively, of total revenues included in the consolidated statement of income. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely upon the reports of the other auditors.

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

    In our opinion, based upon our audits an the reports of the other auditors, the financial statements referred to above present fairly, in all







                                        1


                                     -152-








material respects, the consolidated financial position of Carmel Container
Systems Ltd. and its subsidiaries as of December 31, 1994 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in Israel which differ in certain respects from those followed in the United States (see Note 23 to the consolidated financial statements).

Tel-Aviv, Israel          KOST, LEVARY and FORER
March 7, 1996             Certified Public Accountants (Israel)




















                                        2








KOST, LEVARY & FORER A member of
ERNST & YOUNG INTERNATIONAL

Messrs. Ampal Ltd.
- ------------------

           Re:  Financial statements of Carmel Container Systems
                (hereafter - "the Company") remeasured into U.S. dollars
                --------------------------------------------------------

    As you know the Company publishes for the public in Israel and in the United States financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel.

    The annual financial statements of the Company for the years 1993, 1994 and 1995, which were audited by us, and on which we expressed our opinion on March 7, 1996, have been provided to you.

    At your request, we have translated into U.S. dollars, according to the principles determined in SFAS 52, the consolidated balance sheets at December 31, 1994 and 1995, and the consolidated income statement figures for each of the two years in the period ended December 31, 1995.

    In our opinion, based upon our audit and the reports of the other auditors, the nominal consolidated financial statements, apart from the absence of the data regarding the effects of inflation in Israel on the financial statements, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1994 and 1995, and the related consolidated results of operations and changes in shareholders' equity for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in Israel and in the United States, on the basis of historical cost convention, (see note 23 to the annual audited financial statements of the company).

    Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars is proper, and was made in accordance with the principles set forth in SFAS 52.







                                        1







    The aforementioned translated income statements and this letter are designated solely for you as shareholders of the Company and are not to be published or delivered to others.

                                   Sincerely,

Tel-Aviv, Israel              KOST, LEVARY and FORER
March 7, 1996                 Certified Public Accountants (Israel)








                                        2






PORAT & CO.
- -----------
Certified Public Accountants (ISR)
28 Hayezira St. Ramat-Gan 52521
Fax: 03-7527673
Tel: 7527646

                   Report of Independent Public Accounts
                   -------------------------------------

                                     of
                                     --

                       COUNTRY CLUB KFAR-SABA LIMITED
                       ------------------------------

We have audited the financial statements of Country Club Kfar-Saba Limited

(hereinafter - the Company), and the consolidated financial statements of the Company and its joint venture investee as follows:

- -       Balance sheets of the Company as at December 31, 1995, December 31,

1994 and consolidated balance sheet as of December 31, 1994.

- -       Statement of income, shareholders equity and cash flow for the company and for the consolidated entity for the two years ended December

31, 1995.  These statements are the responsibility of the Company's management.


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






                                        1








Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 20 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2H.



In our opinion, based, on our audit, the above mentioned financial statements present fairly the financial position of the company as at

December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 23) present fairly in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.



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

States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 24 to the financial statements.


                                      Porat & Co.
                         Certified Public Accountants (Isr.)


Ramat Gan, March 13, 1996







                                        2


                                     -157-












                          COHEN, EYAL, YEHOSHUA & CO.
                       Certified Public Accountants (Isr.)

51 Weizmann St., P.O. Box 21592
Tel Aviv 61214, Israel
Tel 03-6952210, Fax 03-6950148

                       DAVIDSON-ATAI PUBLISHERS LTD.
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

                         SPECIAL PURPOSE STATEMENT
                         -------------------------

We have audited the balance sheets of Davidson-Atai Publishers Ltd. as at December 31, 1995 and 1994, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israeli Shekels These financial statements are the responsibility of the Company's directors and its management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
(Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted
Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles use and significant estimates made by the Company's directors and its management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 23 to the financial statements.

In our opinion, the abovementioned financial statements present fairly the financial position of the Company at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, in all material respects, consistently applied. Also, in our opinion, the unconsolidated financial statements based on nominal data (Note 23) present fairly, in nominal terms, the unconsolidated financial position of the Company as at December 31, 1995 and 1994, and the result of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.




                                        1


                                     -158-









Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding the method of translation to U.S. dollars and the above mentioned differences are summarized in Note 23D to the financial statements.

                                    Cohen, Eyal, Yeshoshua & Co.
March 11, 1996                 Certified Public Accountants (Isr.)









                                        2








                                [LETTERHEAD]

                  Report of Independent Public Accountants
                  ----------------------------------------

To the Shareholders of Epsilon Investment House Ltd.

We have audited the Consolidated Balance Sheets of Epsilon Investment House
Ltd., (an Israeli corporation) (hereinafter - "the Company") and its subsidiary as of December 31, 1995, and the related Consolidated Statements of Income, Changes in Shareholders' Equity for the year ended December 31, 1995, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial
Statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall Financial Statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Financial Statements for the previous year have been audited by another
Certified Public Accountant.
The Statement of Cash Flows for the period has not been included in the Financial Statements.

In our opinion, the abovementioned excepted, the Financial Statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary, as of December 31, 1995 and the results of their operations, changes in their shareholders' equity, for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying
Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial
Statements.




/s/ Friedman, Shapira, Goldstein, Siterman & CO.

FRIEDMAN, SHAPIRA, GOLDSTEIN, SITERMAN & CO.
Certified Public Accountants













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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audits provide a reasonable basis for our opinion.

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








                                     -161-





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

                              CR. R, VILLARMARZO Y ASOC.
                              Ernst & Young International
    January 25, 1995








                                     -162-







PORAT & CO.
- -----------
Certified Public Accountants (ISR.)

                  Report of Independent Public Accountants
                  ----------------------------------------

                                     of
                                     __

            Hod Hasharon Sport Center (1992) Limited Partnership
            ----------------------------------------------------

We have audited the balance sheet of Hod Hasharon Sport Center (1992)

Limited Partnership as at December 31, 1995 and 1994, the related statements of income, partners' capital and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management.



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

Public Accountants in Israel.



Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 19 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2D.





                                        1







In our opinion, based on our audit the above mentioned financial statements present fairly the financial position of the partnership as at December 31,

1994 and 1993, the results of its operations, the changes in partners'

capital and cash flows for each of the two years in the period ended

December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 19) present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.



Pursuant to section 211 of the companies ordinance (new version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the aforementioned financial statements is given to the best of our information and the explanations received by us and as shown by the books of the company.



                                             Porat and Co.

                                        Certified Public Accountants (Isr.)

Ramat Gan, 13 MARCH, 1996







                                       2



                                     -164-





                                 [LETTERHEAD]


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------
                           M.D.F. INDUSTRIES LTD.
                           ----------------------

    We have audited the balance sheets of M.D.F. Industries Ltd. as at December 31, 1995 and 1994, the related statements of shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

    Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors' Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

    The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel.

    Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 20 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 20E(1).

    In our opinion, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 20) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1995 and 1994, and the changes in shareholders' equity, and its cash flows for each of the two years in the period ended December 31, 1995, on the basis of the historical cost convention.

    Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have affected the determination of nominal/historical shareholders' equity to the extent summarized in (Note 20) to the financial statements.

                                             /s/ H.H.S.L. Haft & Haft & Co.

                                             H.H.S.L. Haft & Haft & Co.
Tel-Aviv, March 10, 1996                    Certified Public Accountants (Isr.)















KOST LEVARY & FORER
       A MEMBER OF
ERNST & YOUNG INTERNATIONAL

                          REPORT OF INDEPENDENT AUDITORS

                            To the Shareholders of

                               MIVNAT HOLDING LTD.

     We have audited the financial statements of Mivnat Holding Ltd.
(hereafter - "the Company") and the consolidated financial statements of the Company and its subsidiary (hereafter - "the consolidated"), as detailed below:

- -    Balance sheets of the Company and consolidated as of December 31, 1994 and 1995.

- -    Statements of income, changes in shareholders' equity and cash flows of the Company and consolidated for the nine months ended
     December 31, 1993, and for each of the two years ended December 31,
     1994 and 1995.

    Our examinations were conducted in accordance with generally accepted auditing standards including those prescribed by the Auditors (Mode of Performance) Regulations (Israel), 1973, and, accordingly, included such tests of the accounting records and such other auditing procedures as we have considered necessary in the circumstances.

    The aforementioned financial statements have been prepared on the basis of the historical cost adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli
Consumer Price Index, as required by Statements of the Institute of Certified Public Accountants in Israel. A summary of the financial statements in nominal Israeli shekels which served as a basis for the adjusted financial statements is presented in Note 28.

    In our opinion, the aforementioned financial statements present fairly the financial position, consolidated and of the Company, as of December 31, 1994 and 1995 and the results of its operations, changes in its shareholders' equity and cash flows for each of the periods mentioned above, in conformity with accounting principles generally accepted in Israel.

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

Tel-Aviv, Israel                                KOST, LEVARY and FORER
March 6, 1996                      Certified Public Accountants Israel)










HAGGAI WALLENSTEIN, DOV & CO. CPA (Isr.)

                              AUDITORS' REPORT
                              ----------------

                            To the shareholders of

                              MORIAH HOTELS LTD.
                              ------------------



We have audited the accompanying consolidated balance sheets of MORIAH
HOTELS LTD. (an Israeli corporation) (hereinafter - the company) and its subsidiaries as at December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, expressed in U.S. dollars. These financial statements, which differ from the statutory financial statements issued in Israel, as set forth in note 1 to the financial statements, are the responsibility of the company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORIAH HOTELS LTD. and its subsidiaries as at December 31, 1995 and 1994, and the results of their operations, changes in their shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements translated into U.S. dollars have been computed on the basis set forth in note la. to the consolidated financial statements.

                              HAGGAI WALLENSTEIN, DOV & CO.

                              Certified Public Accountants (Isr.)
Ramat-Gan
March 10, 1996







                                     -167-







     HAFT & HAFT & CO.                    CERTIFIED PUBLIC ACCOUNTANTS (Isr.)
INCL STRAUSS LAZER & CO.

                                    NEXIA
                                INTERNATIONAL

                                  NIR LTD.
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

                         SPECIAL PURPOSE STATEMENT
                         -------------------------

We have audited the balance sheets of Nir Ltd. as at December 31, 1995 and 1994, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israeli
Shekels. These financial statements are the responsibility of the Company's directors and its management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations
(Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted
Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by the Company's directors and its management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 18 to the financial statements.

In our opinion, the above mentioned financial statements present fairly the financial position of the Company at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, in all material respects, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in nominal terms, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The data regarding the method of translation to U.S. dollar and the abovementioned differences are summarized in Note 18E to the financial statements.





                                     -168-









Without qualifying our opinion, we call attention to Note 25 to the financial statements - "Publications relating to the banking system".

                            H.H.S.L. Haft & Haft & Co.
March 11, 1996         Certified Public Accountants (Isr.)


















                                        2





                                 [LETTERHEAD]

                              AUDITORS' REPORT
                              ----------------

                 To the Shareholders of OPHIR HOLDINGS LTD.
                                        -------------------



We have examined the financial statements of Ophir Holdings Ltd. (hereafter
- - the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets at December 31, 1995 and 1994 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of consolidated subsidiaries, whose assets at December
31, 1995 and 1994 constitute approximately 31% and 45%, respectively, of total consolidated assets, and whose revenues for each of the three years in the period ended December 31, 1995 constitute approximately 25%, 50% and 88%, respectively, of total consolidated revenues and gains, have been examined by other auditors. The data regarding the Company's share in excess of profits over losses of certain associated companies, a net amount of .adjusted NIS 4,400,000 in 1995, adjusted NIS 2,925,000 in 1994 and adjusted NIS 9,675,000 in 1993, are based on the financial statements of those companies which have been examined by other auditors.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the Company. on the basis of which its adjusted financial statements were prepared, are presented in note 13.

In our opinion, based upon our examinations and the reports of the other auditors referred to above, the aforementioned financial statements present fairly, in conformity with accounting principles generally accepted in Israel, the financial position - of the Company and consolidated - at December 31, 1995 and 1994 and the results of operations and the cash flows of the Company and consolidated - for each of the three years in the period ended December 31, 1995. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Securities
(Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have affected the determination of nominal/historical net income and shareholderS' equity to the extent summarized in note 14.

The special condensed consolidated financial statements which are presented in note 14 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States. The translation has been properly made.


Tel-Aviv, Israel                                     /s/ Kesselman & Kesselman

March 6. 1996





                                        2






               Certified Public Accountants

               27-29 Hamered St.   PO Box 50180     Tel: 972-3-5140808
               68125 Tel-Aviv      61500 Tel-Aviv        972-3-5192555
               Israel              Israel           Fax: 972-3-5101918
                                                         972-3-5175280

                  AUDITORS' REPORT TO THE SHAREHOLDERS OF
                        ORLITE INDUSTRIES (1959) LTD

We have audited the balance sheets of Orlite Industries (1959) Ltd
(hereinafter - the Company) at 31 December 1995 and 1994 and the related statements of income, shareholders' equity and cash flows for each of the three years ended 31 December 1995, 1994 and 1993, expressed in New Israeli
Shekels (hereinafter NIS). These financial statements are the responsibility of the Company's management.

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

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company at 31
December 1995 and 1994 and the results of its operations, the changes in shareholders' equity and cash flows for each of the three years ended 31
December 1995, 1994 and 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Also, in our opinion, based on our audit, the financial statements of the company, on the basis of historical cost convention, present fairly the financial position of the Company at 31 December 1995 and 1994 and the results of its operations, the changes in shareholders' equity for each of the three years ended 31 December 1995, 1994 and 1993, in conformity with accounting principles generally accepted in Israel, consistently applied.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have affected the determination of historical net income and shareholders' equity to the extent summarized in Note 19 to the financial statements.

These financial statements have been prepared in accordance with the Securities Regulations (Preparation of Financial Statements), 1993.


/s/ BRAUDE BAVLY CPA
BRAUDE BAVLY CPA


25 February 1996



KPMG Braude Bavly

          Certified Public Accountants

           27-29 Hamered St.   P.O. Box 50180   Tel:  972-3-5140808
           68125 Tel-Aviv      61500 Tel-Aviv         972-3-5192555
           Israel              Israel           Fax:  972-3-5101918
                                                      972-3-5175280

           To the Shareholders of Orlite Industries (1959) Ltd


At your request, we have audited the translation into US dollars of the audited financial statements of Orlite Industries (1959) Ltd as of 31
December 1995, and as of 31 December 1994, which were prepared in adjusted
New Israeli Shekels (NIS), and our audited report on them was made on 25
February 1996. The translation of the above mentioned financial statements into US dollars was made solely for the purpose of Ampal-American Israel
Corporation (hereafter - Ampal) and in accordance with the guidelines described in the note to the financial statement which were prescribed by Ampal.

Our audit of the translation was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors
Regulations (Auditors Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

In our opinion, the attached financial data was translated into US dollars in accordance with the guidelines described in note to the financial statement.

/s/ Braude Bavly

Braude Bavly CPA






Tel Aviv, 18 March 1996




                                     -172-









     Shlomo Ziv & Co.
     Certified Public Accountants (Isr.)

                         6 Kaufman St. P.O.B. 50322
                         Tel-Aviv 61500, Gibor House

                         Haifa 31018, 2 Hanamal St. P.O.B. 1886
     Summit International
     Associates Inc.

     Report of Independent Public Accountants
     ----------------------------------------

To the Shareholders of Paradise Mattresses (1992) Ltd.

We have audited the balance sheet of Paradise Mattresses Industries (1992)
Ltd. as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the company's management.

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

In our opinion, based on our audit, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 1995 and 1994, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years ended
December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 25) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations, the changes in shareholders' equity and its cash flows for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention.











Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have not significantly affected the determination of nominal/historical net income (loss) and shareholders' equity.


March 11, 1996                      Shlomo Ziv & Co.

                          Certified Public Accountants (Isr.)














[REUVENI, HARTUV, TEPPER & CO. LETTER HEAD]




                     AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                   PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD.





We have audited the accompanying balance sheets of Pri Ha'emek (Canned and Frozen Food) 88 Limited (hereinafter the Company) as at December 31, 1995 and
1994, the consolidated balance sheets as at December 31, 1995 and 1994, and the statements of profit and loss, changes in shareholders' equity and cash flows of the Company and consolidated for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require us to plan and perform the audit with the aim of obtaining a reasonable degree of assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or caused by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and information in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and Management, as well as evaluating the fairness of the overall presentation of the financial statements. We are satisfied that our audit provides a fair basis for our opinion. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S.

The above mentioned financial statements have been prepared in New Israel
Shekels and remeasured into U.S. Dollars in accordance with the principles of remeasurement set forth in Statement No. 52 of the Financial Accounting
Standards Board of the U.S.A. (See Note 1).

In our opinion, based on our audit, the above mentioned financial statements present fairly, in conformity with Generally Accepted Accounting Principles in all material respects the financial position of the Company and consolidated as at December 31, 1995 and 1994, and the results of the operations, the changes in shareholders' equity and the cash flows of the Company and consolidated for each of the three years in the period ended December 31, 1995.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 20 to the financial statements.


                                                           [LOGO]

                                    2














                    AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                   PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD.
                                   (CONTINUED)




Pursuant to Section 211 of the Companies Ordinances (New Edition) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


Without qualifying our above opinion, we draw attention to note 1(2) to the financial statements, concerning the potential importance of matters reflected in this note on the continuance of the Company's activities as a going concern and its ability to pay its debts as they fall due.








                                         /s/ Reuveni, Hartuv, Tepper
                                             Certified Public Accountants (Isr).



Tel-Aviv, March 24, 1996.




                                  3




                                     -176-











                                                                  [LETTER HEAD]
DOV KAHANA & CO.
Certified Public Accountants (Isr.)

  54 Bezalel St. Ramat-Gan
P.O. Box 3532, Ramat-Gan 52134
       Tel. 5759581
       Fax. 5759584

   Dov Kahana, C.P.A. (Isr.)
Joseph Banaltabet, C.P.A. (Isr.)
   Michael Levy, C.P.A. (Isr.)


                      Auditors' Report to the Shareholders
                      ------------------------------------

                                       of
                                       --

                     Red Sea Marineland Holding (1973) Ltd.
                     --------------------------------------




We have examined the Balance Sheets of Red Sea Marineland Holding (1973) Ltd. as at December 31, 1995 and 1994. Our examination was made in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

Information as to the effect of the change in the general purchasing power of the Israeli currency on the financial statements in accordance with opinions of the Institute of Certified Public Accountants in Israel, has not been included in the above statements.

In our opinion, except for the omission of the information referred to in the preceding paragraph, the above Balance Sheets present fairly, in conformity with generally accepted accounting principles, the financial position of the company as at December 31, 1995 and 1994, on the basis of the historical cost convention.


Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above Balance Sheets is given according to the best of our information and the explanations received by us and as shown by the books of the company.







Ramat-Gan, Israel, March 11, 1996



                                              /s/Dov Kahana & Co.
                                             ------------------------------
                                                  Dov Kahana & Co.
                                             Certified Public Accountants (Isr.)







            DOV KAHANA & CO.
            Certified Public Accountants (Isr.)

  54 Bezalel St. Ramat-Gan
P.O.Box 3532, Ramat-Gan 52134
       Tel. 5759581
       Fax. 5759584

Dov Kahana, C.P.A. (Isr.)

Joseph Benaltabet, C.PA (Isr.)

Michael Levy, C.P.A. (Isr.)

                                 AUDITORS' REPORT
                                ----------------

                              TO THE SHAREHOLDERS OF
                              ----------------------

                    RED SEA UNDER WATER OBSERVATORY LTD.
                    ------------------------------------

We have audited the Balance Sheets of Red Sea Under Water Observatory Ltd.
(hereinafter "the Company") and the Consolidated Balance Sheet of the
Company and its subsidiaries as at December 31, 1995 and 1994, the related statements of income and shareholders' equity and cash flows of the Company for each of the three years, Consolidated for each of the two years, in the period ended December 31, 1995, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors
Regulations (Auditor's Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified
Public Accountants in Israel.

Condensed statements of the Company in historical values which formed the basis of the adjusted statements appear in Note 14 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 15.

The Financial Statements of subsidiaries operating abroad, whose assets constitute app. 41% of the total assets contained in the Consolidated
Balance Sheet (31.12.94: app. 42%) and whose sales constitute app. 38% of the total sales contained in the Consolidated Statement of Income for the year ended December 31, 1995 (1994: app. 43%), have been audited by other auditors.

In our opinion, based on our audit and the reports of other auditors, as above mentioned, the financial statements present fairly the financial position of the Company and Consolidated as at December 31, 1995 and 1994, the results of operations, the changes in shareholders' equity and cash flows of the Company for each of the three years, Consolidated for each of the two years, in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied.
Also, in our opinion, the condensed financial statements based on nominal data (Note 14) present fairly, in conformity with generally accepted accounting principles in Israel and in the U.S., the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention. As applicable to these condensed financial statements, such accounting principles are substantially identical in all material respects.

Also in our opinion the Condensed Translated Statements into U.S. Dollars
(Note 15) are presented fairly in conformity with S.F.A.S. 52.


                                              /s/  Dov Kahana & Co.
                                              ----------------------
                                                   Dov Kahana & Co.
                                             Certified Public Accountants (Isr.)








FRIEDMAN SHAPIRO GOLDSTEIN SITERMAN & CO.
Certified Public Accountants


                  Report of Independent Public Accountants
                  ----------------------------------------

To the Shareholders of Renaissance Investment Co. Ltd.

We have audited the accompanying Consolidated Balance Sheets of Renaissance
Investment Co. Ltd., (an Israeli corporation) (hereinafter - "the Company") and its subsidiary as of December 31, 1995 and 1994, and the related
Consolidated Statements of Income, Changes in Shareholders' Equity for each of the two years in the period ended December 31, 1995, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial
Statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall Financial Statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Statement of Cash Flows for the period has not been included in the Financial Statements.

In our opinion, the above mentioned excepted, the Financial Statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary, as of December 31, 1995 and 1994 and the results of their operations, changes in their shareholders' equity, for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying
Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial
Statements.

FRIEDMAN, SHAPIRA GOLDSTEIN, SITERMAN & CO.
Certified Public Accountants

Tel-Aviv, February 8, 1996






[COMPANY LETTERHEAD]

KOST LEVARY & FORER
    A MEMBER OF
ERNST & YOUNG INTERNATIONAL


Messrs. Ampal Ltd.
- ------------------

                  Re:  Financial statements of Shmay-Bar (Real Estate) 1993 Ltd.
                       (hereafter -  "the Company") remeasured into U.S. dollars
                       ---------------------------------------------------------

     As you know, the Company publishes the financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel.

     The annual financial statements of the Company for the years 1994 and 1995, which were audited by us, and on which we expressed our opinion on February 27, 1996, have been provided to you. These financial statements are the responsibility of the company's management our responsibility is to express an opinion on these financial statements based on our audits.

     At your request, we have translated into U.S. dollars, according to the principles determined in SFAS 52, the balance sheets at December 31, 1994 and 1995, and the income statement figures for each of the two years in the period ended December 31, 1995.

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

     In our opinion, based upon our audit, the nominal financial statements, apart from the absence of the data regarding the effects of inflation in Israel on the financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1994 and 1995, and the related results of operations and changes in shareholders' equity for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in Israel and in the United States, on the basis of historical cost convention.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars is proper, and was made in accordance with the principles set forth in SFAS 52.

     The aforementioned translated income statements and this letter are designated solely for you as shareholders of the Company and are not to be published or delivered to others.



                                        Sincerely,


                                        /s/ Kost, LeVary and Forer
Tel-Aviv, Israel                        KOST, LEVARY and FORER
February 27, 1996                       Certified Public Accountants (Israel)

























                [This page Intentionally Left Blank]













































[COMPANY LETTERHEAD]

KOST LEVARY & FORER
    A MEMBER OF
ERNST & YOUNG INTERNATIONAL


Messrs. Ampal Ltd.
- ------------------

                  Re:  Financial statements of Shmay-Bar (T.H) 1993 Ltd.
                       (hereafter -  "the Company") remeasured into U.S. dollars
                       ---------------------------------------------------------

     As you know, the Company publishes the financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel.

     The annual financial statements of the Company for the years 1994 and 1995, which were audited by us, and on which we expressed our opinion on February 27, 1996, have been provided to you. These financial statements are the responsibility of the company's management our responsibility is to express an opinion on these financial statements based on our audits.

     At your request, we have translated into U.S. dollars, according to the principles determined in SFAS 52, the balance sheets at December 31, 1994 and 1995, and the income statement figures for each of the two years in the period ended December 31, 1995.

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

     In our opinion, based upon our audit, the nominal financial statements, apart from the absence of the data regarding the effects of inflation in Israel on the financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1994 and 1995, and the related results of operations and changes in shareholders' equity for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in Israel and in the United States, on the basis of historical cost convention.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars is proper, and was made in accordance with the principles set forth in SFAS 52.

     The aforementioned translated income statements and this letter are designated solely for you as shareholders of the Company and are not to be published or delivered to others.



                                        Sincerely,


                                        /s/ Kost, LeVary and Forer
Tel-Aviv, Israel                        KOST, LEVARY and FORER
February 27, 1996                       Certified Public Accountants (Israel)



                                     -182-






                         REUVENI, HARTUV, TEPPER & CO.

                      Certified Public Accountants (Isr.)
                     ------------------------------------

            30 Achad Ha'am St., Tel-Aviv Israel P.O.B. 29870, Code 61298
            Tel: 972-3-5604281                    Fax: 972-3-5605001

                         AUDITOR'S REPORT TO THE PARTNERS OF
                               THE SNOW AND COOL PALACE
                                 (LIMITED PARTNERSHIP)

We have examined the Balance Sheet of The Snow and Cool Palace (Limited
Partnership) - (hereinafter the partnership) as at December 31, 1995 and
1994 and the Statements of Profit and Loss, Partnerships' Equity and Cash
Flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is limited to expressing an opinion on these financial statements based on our audit.

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

In our opinion, the above mentioned Financial Statements present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995.

We state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the partnership.

                                        Certified Public Accountants (Isr.)
Tel Aviv, February 25, 1996





                            ALMAGOR & Co. CPA (ISR)
                                  [LETTERHEAD]




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of
Teledata Communications Ltd.

We have audited the consolidated balance sheets of Teledata Communications
Ltd. ("the Company") at December 31, 1995 and 1994 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Board of Directors and the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain consolidated subsidiaries, whose assets constitute approximately 2% and 5% of the total consolidated assets at December 31, 1995 and 1994, respectively, and whose total revenues constitute approximately 13% and 22% of the consolidated total revenues for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the abovementioned subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. Such auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other independent auditors as stated above, the aforementioned consolidated financial statements present fairly the consolidated financial position of the Company and its subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel and in the United
States. As applicable to these financial statements, such accounting principles are substantially identical in all material respects, except as described in Note 16 to the consolidated financial statements.




Almagor & Co.
Certified Public Accountants


/s/ Almagor & Co.
Ramat-Gan, Israel,
February 12, 1996









Igal Brightman & Co.
                3 Daniel Frisch Street          Telephone: 972(3) 692-4111
                Tel Aviv 64731, ISRAEL          Facsimile: 972(3) 696-0130
                P.O.B. 16593, Tel Aviv 61164

                       REPORT OF INDEPENDENT AUDITORS TO THE
                       BOARD OF DIRECTORS AND SHAREHOLDERS OF
                        TRINET INVESTMENTS IN HIGH-TECH LTD.
                       ---------------------------------------

We have audited the balance sheets of Trinet Investments in High-Tech Ltd.
as of December 31, 1995 and 1994, and the related statements of operations, changes in shareholders' deficiency and cash flows for the two years then ended, expressed in Israeli currency. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed under the Auditors'
Regulations (Mode of Performance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed financial information in nominal-historical values, which formed the basis of the adjusted statements, appears in Note 14 to the financial statements.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December
31, 1995 and 1994, and the results of its operations, changes in shareholders' deficiency and cash flows for the two years then ended, in conformity with accounting principles generally accepted in Israel consistently applied.

Furthermore, in our opinion, the financial statements comply with the requirements of the Israeli Securities Regulations (Preparation of Annual
Financial Statements) - 1993.

The financial information presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal-historical amounts in Israeli currency and is presented in Note 15 to the financial statements.

Igal Brightman & Co.
Certified Public Accountants

Tel-Aviv, February 22, 1996








Igal Brightman & Co.
                3 Daniel Frisch Street Telephone: 972(3) 692-4111
                Tel Aviv 64731, ISRAEL Facsimile: 972(3) 696-0130
                P.O.B. 16593, Tel Aviv 61164

                       REPORT OF INDEPENDENT AUDITORS
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          TRINET VENTURE CAPITAL LTD.
                          ---------------------------

We have audited the balance sheet of Trinet Venture Capital Ltd. ("the
Company") and the consolidated balance sheet of the Company and subsidiaries as of December 31, 1995 and 1994, the related statements of operations, changes in shareholders' deficiency and cash flows - consolidated and the Company - for the year ended December 31, 1995 and for the period from commencement of operations (February 1, 1994) through December 31, 1994, expressed in Israeli currency. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Mode of Performance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not audit the financial statements of certain subsidiaries, which financial statements reflect approximately 31% and 23% of consolidated total assets as of December 31, 1995 and 1994, respectively.

As described in Note 3 to the financial statements, the financial statements as of December 31, 1994 and for the period then ended have been restated in order to reflect a retroactive change of the accounting treatment in respect of a subsidiary that was previously presented on the cost method.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed financial information in nominal-historical values, which formed the basis of the adjusted statements, appears in Note 19 to the financial statements.

In our opinion, based on our audits and the reports of other auditors, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company and the consolidated financial position of the Company and subsidiaries as of December 31, 1995 and 1994, and the results of operations, changes in shareholders' deficiency and cash flows - consolidated and the Company - for the year ended
December 31, 1995 and for








the period from commencement of operations through December 31, 1994, in conformity with accounting principles generally accepted in Israel consistently applied.

Furthermore, in our opinion, the financial statements comply with the requirements of the Israeli Securities Regulations (Preparation of Annual
Financial Statements) - 1993.

The financial information presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal-historical amounts in Israeli currency and is presented in Note 22.
Such financial information includes securities valued at $4,068,000 and $2,270,000 as of December 31, 1995 and 1994, respectively, representing 97% and 99% of total assets, respectively, whose values have been estimated by management in the absence of readily ascertainable market values. As explained in Note 22, these privately held portfolio securities have been valued by management at cost until significant developments provide a basis for a change in valuation. However, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Igal Brightman & Co.
Certified Public Accountants

Tel-Aviv, February 22, 1996








                      (coopers & lybrand letter head)



                              AUDITORS' REPORT
                              ----------------

                          To the Shareholders of

                U.D.S. - ULTIMATE DISTRIBUTION SYSTEMS LTD.
                -------------------------------------------

                     (Formerly - Barshar Storage Ltd.)
                     ---------------------------------

We have examined the balance sheet of U.D.S. - Ultimate Distribution
Systems Ltd. (hereafter - the Company) at December 31, 1995 and the statements of loss, changes in shareholders' equity (capital deficiency) and cash flows for the year then ended. Our examination was made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations
1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances. The financial statements of the Company for 1994 were audited by other certified public accountants whose report dated April 13, 1995 expressed an unqualified opinion on those statements. The figures for the above period included in these financial statements are also based on those financial statements which were audited by those other accountants.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, are presented in note 10.

In our opinion, the aforementioned financial statements present fairly, in conformity with generally accepted accounting principles, the financial position of the Company at December 31, 1995 and the results of its operations and its cash flows for the year then ended.

Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations which we have required and our opinion on the abovementioned financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United
States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in note 11.

The special condensed consolidated financial statements which are presented in note 11 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States. The translation has been properly made.

Tel-Aviv, Israel
      March 14, 1996
                                                      /s/ Kesselman & Kesselman



                                      -2-



                                     -188-





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                             AMPAL-AMERICAN ISRAEL CORPORATION

                             By /s/ Lawrence Lefkowitz
                                -----------------------------
                                Lawrence Lefkowitz, President
                                (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on March 29, 1996.

Signatures                         Title                        Date
- ----------                         ------                       ----

Arie Abend                         Director
Michael Arnon                      Director
Stanley I. Batkin                  Director
Yaacov Elinav                      Director
Harry B. Henshel                   Director
Irwin Hochberg                     Director
Herbert Kronish                    Director
Lawrence Lefkowitz                 Director
Shimon Ravid                       Director
Shlomo Recht                       Director
Evelyn Sommer                      Director

By /s/ Lawrence Lefkowitz                                       March 29, 1996
- ---------------------------------------------------------
Lawrence Lefkowitz, individually, as President
 (Principal Executive Officer) and as
attorney-in-fact for the Foregoing Persons

By /s/ Alan L. Schaffer                                         March 29, 1996
- ---------------------------------------------------------
  Alan L. Schaffer, Vice President-Finance and Treasurer
 (Principal Financial Officer)

By /s/ Alla Kanter                                              March 29, 1996
- --------------------------------------------------------
  Alla Kanter, Vice President-Accounting and Controller
                         (Principal Accounting Officer)






================================================================================




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                             ----------------------




                                    EXHIBITS

                                       TO

                                    FORM 10-K


                    FOR ANNUAL AND TRANSITION REPORT PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995






                             ----------------------




                        AMPAL-AMERICAN ISRAEL CORPORATION
             (Exact name of Registrant as specified in its Charter)





================================================================================


