Form 10-Q
period 1996-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1996-05-15
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1996
                               ------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to


                          Commission file number 2-5061


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,521,539 (as of April 30, 1996).

                        AMPAL-AMERICAN ISRAEL CORPORATION

                               Index to Form 10-Q



                                                                         Page
                                                                         ----

Part I     Financial Information


           Consolidated Statements of Income......................        1

           Consolidated Balance Sheets............................        2

           Consolidated Statements of Cash Flows..................        4

           Consolidated Statements of Changes in Shareholders'
            Equity................................................        6

           Notes to the Consolidated Financial Statements.........        7

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........        8


Part II    Other Information......................................       10

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED MARCH 31,                           1996            1995
- ------------------------------------------------------------------------------
(Dollars in thousands, except per share data)       (Unaudited)     (Unaudited)
                                                                      (Note 2)

REVENUES
Equity in (losses) earnings of affiliates
 (Note 3).........................................    $ (1,080)       $  2,723
Food processing and manufacturing.................       9,715          11,282
Interest:
 Related parties..................................       2,938           2,211
 Others...........................................         555           1,259
Rental income.....................................       3,053             969
Realized and unrealized (losses) gains on
 investments......................................        (314)            722
Other.............................................         477             443
                                                      --------        --------
     Total revenues...............................      15,344          19,609
                                                      --------        --------

EXPENSES
Food processing and manufacturing.................      11,517          10,536
Interest:
 Related parties..................................       1,330             786
 Others...........................................       3,278           2,937
Rental property operating expenses................       1,527             110
Minority interests................................      (1,165)           (167)
Other.............................................       1,900           1,801
                                                      --------        --------
     Total expenses...............................      18,387          16,003
                                                      --------        --------
(Loss) income before income taxes.................      (3,043)          3,606
Income tax (benefit) provision....................        (141)          2,020
                                                      --------        --------

     NET (LOSS) INCOME............................    $ (2,902)       $  1,586
                                                      ========        ========

(Loss) earnings per Class A share.................       $(.11)          $ .06
                                                         =====           =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands).....      24,613          25,218





The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,      DECEMBER 31,
ASSETS AS AT                                           1996             1995
- --------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)       (Note 2)

Cash and cash equivalents.........................    $ 12,869        $ 16,694



Deposits, notes and loans receivable:
  Related parties.................................      65,487          71,484
  Others..........................................       1,265           1,489



Investments (Note 3)..............................     143,152         142,291



Real estate rental property, less accumulated
 depreciation of $5,313 and $4,994................      57,147          57,289



Property and equipment, less accumulated
 depreciation of $9,377 and $8,876................      18,892          17,920



Other assets......................................      38,394          42,158
                                                      --------        --------


TOTAL ASSETS......................................    $337,206        $349,325
                                                      ========        ========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                      MARCH 31,      DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                             1996             1995
- --------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)       (Note 2)

LIABILITIES
Notes and loans payable:
  Related parties.................................    $ 49,488        $ 51,041
  Others..........................................      18,274          17,086
Debentures........................................      73,467          78,889
Accounts and income taxes payable, accrued
 expenses and minority interests..................      33,741          37,894
                                                      --------        --------
        Total liabilities.........................     174,970         184,910
                                                      --------        --------

SHAREHOLDERS' EQUITY (Note 4)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 197,438 and 199,030 shares ......................         987             995

6-1/2% Cumulative, Convertible Preferred
 Stock, $5 par value; authorized
 4,282,850 shares; issued and
 outstanding 1,041,935 and 1,052,599 shares ......       5,210           5,263

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 21,104,885 and
 21,065,392 shares; outstanding 20,499,485
 and 20,459,992 shares ...........................      21,105          21,066

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares ................       3,000           3,000

Additional paid-in capital .......................      57,332          57,310

Retained earnings ................................      82,657          85,559
Treasury Stock, 605,400 shares of Class A Stock,
 at cost .........................................      (3,829)         (3,829)
Cumulative translation adjustments ...............      (4,061)         (4,354)
Unrealized loss on marketable securities .........        (165)           (595)
                                                      --------        --------
        Total shareholders' equity ...............     162,236         164,415
                                                      --------        --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......    $337,206        $349,325
                                                      ========        ========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



THREE MONTHS ENDED MARCH 31,                            1996            1995
- -------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)     (Unaudited)

Cash flows from operating activities:
 Net (loss) income................................    $ (2,902)       $  1,586
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Equity in losses (earnings) of affiliates.......       1,080          (2,723)
  Realized and unrealized losses (gains) on
   investments....................................         314            (722)
  Translation loss................................          42              62
  Depreciation expense............................         797             587
  Amortization expense............................       1,049           1,184
  Minority interests..............................      (1,165)           (167)
 Decrease (increase) in other assets..............       2,034          (2,172)
 (Decrease) increase in accounts and income
  taxes payable, accrued expenses and minority
  interests.......................................      (2,571)            140
 Investments made in trading securities...........        (446)         (1,419)
 Proceeds from sale of trading securities.........         221           3,787
 Dividends received from affiliates...............           -           3,029
                                                      --------        --------

  Net cash (used in) provided by operating
   activities.....................................      (1,547)          3,172
                                                      --------        --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected:
  Related parties.................................       8,663          13,702
  Others..........................................         285             192
 Deposits, notes and loans receivable granted:
  Related parties.................................        (657)           (505)
  Others..........................................         (16)            (20)
 Investments made in:
  Available-for-sale securities...................        (265)         (1,128)
  Affiliates and others...........................      (2,052)         (4,012)
 Proceeds from sale of investments:
  Others..........................................         710           5,678
 Purchase of property and equipment...............        (287)           (484)
 Purchase of real estate rental property..........         (47)              -
                                                      --------        --------

  Net cash provided by investing activities.......       6,334          13,423
                                                      --------        --------







The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



THREE MONTHS ENDED MARCH 31,                            1996            1995
- ------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)     (Unaudited)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties................................     $    200        $      -
  Others.........................................        2,888           4,041
 Notes and loans payable repaid:
  Related parties................................       (1,891)         (3,258)
  Others.........................................       (1,736)         (3,725)
 Debentures repaid...............................       (7,854)         (6,449)
                                                      --------        --------

  Net cash (used in) financing activities........       (8,393)         (9,391)

Effect of exchange rate changes on cash
 and cash equivalents............................         (219)            321
                                                      --------        --------

Net (decrease) increase in cash and cash
 equivalents.....................................       (3,825)          7,525
Cash and cash equivalents at beginning of period.       16,694          42,104
                                                      --------        --------

Cash and cash equivalents at end of period.......     $ 12,869        $ 49,629
                                                      ========        ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties................................     $    968        $    425
  Others.........................................        2,096           2,227
                                                      --------        --------
    Total interest paid..........................     $  3,064        $  2,652
                                                      ========        ========

 Income taxes paid...............................     $    872        $  1,055
                                                      ========        ========

















The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



THREE MONTHS ENDED MARCH 31,                           1996            1995
- ------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)     (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year.......................     $    995        $  1,033
Conversion of 1,592 and 823 shares into
 Class A Stock...................................           (8)             (4)
                                                      --------        --------
Balance, end of period...........................     $    987        $  1,029
                                                      ========        ========

6-1/2% PREFERRED STOCK
Balance, beginning of year.......................     $  5,263        $  5,575
Conversion of 10,511 and 5,685 shares into
 Class A Stock...................................          (53)            (29)
                                                      --------        --------
Balance, end of period...........................     $  5,210        $  5,546
                                                      ========        ========

CLASS A STOCK
Balance, beginning of year.......................     $ 21,066        $ 20,841
Issuance of shares upon conversion of
 Preferred Stock.................................           39              21
                                                      --------        --------
Balance, end of period...........................     $ 21,105        $ 20,862
                                                      ========        ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year.......................     $ 57,310        $ 57,185
Conversion of Preferred Stock....................           22              12
                                                      --------        --------
Balance, end of period...........................     $ 57,332        $ 57,197
                                                      ========        ========

RETAINED EARNINGS
Balance, beginning of year.......................     $ 85,559        $ 89,007
Net (loss) income................................       (2,902)          1,586
                                                      --------        --------
Balance, end of period...........................     $ 82,657        $ 90,593
                                                      ========        ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year.......................     $ (4,354)       $ (2,636)
Foreign currency translation adjustment..........          293             637
                                                      --------        --------
Balance, end of period...........................     $ (4,061)       $ (1,999)
                                                      ========        ========

UNREALIZED (LOSS) ON MARKETABLE SECURITIES
Balance, beginning of year.......................     $   (595)       $   (511)
Unrealized gain (loss), net......................          430             (39)
                                                      --------        --------
Balance, end of period...........................     $   (165)       $   (550)
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

2. The December 31, 1995 consolidated balance sheet presented herein was derived from the audited December 31, 1995 consolidated financial statements of the Company.

      Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1995 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1995 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1995 statement of income have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. In May 1996, a wholly-owned subsidiary of Coral World International Limited ("CWI"), the Company's 50%-owned affiliate, entered into a contract to sell its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and recorded a loss on sale of approximately
      $4 million (the Company's share is $2 million, $1.3 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In recognition of these events the Company reflected these losses in the March 31, 1996 financial statements.

4. Bank Hapoalim B.M. ("Hapoalim") advised Ampal that an agreement between Hapoalim and the Steinmetz family had been signed on May 12, 1996.

      According to the announcement which Hapoalim published in Israel, within the framework of the transaction the Steinmetz family agreed to purchase 29.6% of the capital of Ampal, for which Hapoalim will receive proceeds of approximately $57 million at a price of $7.84 per share. Hapoalim's announcement also stated that the sale of the shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which requires Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Upon completion of the sale, Hapoalim will hold the percentage required by Israel law.

      In a separate report filed with the Israel Securities Authority, the Tel Aviv Stock Exchange and the Israeli Registrar of Companies, Hapoalim advised that it has reserved the right to act to change the rights of the voting shares of Ampal or to sell Common Stock, which has superior voting rights, to the purchasers. Hapoalim also advised that the agreement is subject to receipt of regulatory approvals in Israel. Ampal previously announced that Hapoalim has advised Ampal of its desire to enter into a transaction with Ampal to equalize the rights of Ampal's Common Stock (100% owned by Hapoalim) to those of its publicly owned Class A Stock.

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations
- ---------------------

Consolidated net income decreased from $1.6 million for the three-month period ended March 31, 1995 to a loss of $2.9 million for the same period in 1996. The decrease in net income in 1996 resulted primarily from equity in losses of affiliates recorded in 1996, losses incurred by the Company's 58.4%-owned food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), unrealized losses on investments recorded in 1996 as compared to gains in 1995, and higher net interest expense. These decreases were partially offset by an increase in net rental income.

Equity in earnings of affiliates decreased from $2.7 million for the three months ended March 31, 1995 to an equity in losses of $1.1 million for the same period in 1996. The decrease is primarily attributable to losses recorded by the Company's 50%-owned affiliate, Coral World International Limited ("CWI"), which operates marine parks in Eilat (Israel), Perth and Manly (Australia), St. Thomas (U.S. Virgin Islands) and Nassau (Bahamas). In May 1996, CWI's wholly-owned subsidiary in Nassau (Bahamas) entered into a contract to sell its marine park to an unrelated party for $3.75 million and recorded a loss on sale of approximately $4 million (the Company's share is $2 million, $1.3 million net of taxes). CWI's management also made a decision to sell its marine park in St. Thomas, and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In recognition of these events the Company reflected these losses in the March 31, 1996 financial statements. Moriah Hotels Ltd., the Company's 46%-owned affiliate, which is one of the largest hotel chains in Israel, recorded higher losses in 1996 primarily because its Tel Aviv hotel has been closed for renovations since November 1995. The Tel Aviv hotel, which is undergoing a $13 million renovation, partially reopened in May 1996. The earnings of the Company's 42.5%-owned affiliate, Ophir Holdings Ltd., decreased in 1996 because of the decrease in realized and unrealized gains recorded on its investments as well as increased interest expense on its CPI-linked bank borrowings in 1996 due to the higher rate of increase in the Consumer Price Index ("CPI") in Israel. These decreases were partially offset by the increased earnings recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a venture capital fund, which recorded an unrealized gain on its investment in Logal Software and Educational Systems Ltd. ("Logal"). Logal, which markets computerized educational systems for learning sciences in high schools and colleges, completed a public offering in March 1996 in the U.S. In addition, the earnings of the Company's affiliate, Teledata Communication Ltd., greatly improved as a result of increased sales which almost doubled for the three months ended March 31, 1996 as compared to the same period in 1995, mainly because of its more successful marketing efforts.

Pri Ha'emek, which initiated a recovery plan at the end of 1995, recorded further losses for the three months ended March 31, 1996. Its food processing revenues decreased in 1996 as a result of decreased sales volume in the domestic market. Food processing expenses increased in 1996 due to the increases in labor costs and costs of raw materials, which are linked to the increases in the CPI, decreased labor productivity and a reduction of discounts from suppliers.

Net interest expense increased in 1996 mainly because of the interest expense incurred in connection with the purchase of an office building ("800 Second Avenue") located at 800 Second Avenue, New York, New York, in June 1995.

The Company recorded $.3 million of unrealized losses for the three-month period ended March 31, 1996 as compared to $.7 million of unrealized gains in the same period in 1995 mainly due to the changes in the fair market value of its investment in Mercury Interactive Corporation. At March 31, 1996 the aggregate fair value of trading securities amounted to approximately $3.2 million.

The increases in rental income and rental property operating expenses are attributable to the operations of 800 Second Avenue.

The increase in the credit for minority interests in 1996 is mainly attributable to the minority interests' share of losses of Pri Ha'emek.

The low effective income tax benefit rate in 1996 is mainly attributable to losses reported by Pri Ha'emek from which no tax benefits are available.


Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, cash and cash equivalents were $12.9 million as compared with $16.7 million at December 31, 1995. In addition, Ampal had approximately $35 million of highly liquid interest-bearing securities included in the investments caption at March 31, 1996 as compared with approximately $34 million at December 31, 1995.

Deposits, notes and loans receivable, notes and loans payable, and debentures decreased as a result of scheduled repayments.


Other Events
- ------------

Bank Hapoalim B.M. ("Hapoalim") advised Ampal that an agreement between Hapoalim and the Steinmetz family had been signed on May 12, 1996.

According to the announcement which Hapoalim published in Israel, within the framework of the transaction the Steinmetz family agreed to purchase 29.6% of the capital of Ampal, for which Hapoalim will receive proceeds of approximately $57 million at a price of $7.84 per share. Hapoalim's announcement also stated that the sale of the shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which requires Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Upon completion of the sale, Hapoalim will hold the percentage required by Israel law.

In a separate report filed with the Israel Securities Authority, the Tel Aviv Stock Exchange and the Israeli Registrar of Companies, Hapoalim advised that it has reserved the right to act to change the rights of the voting shares of Ampal or to sell Common Stock, which has superior voting rights, to the purchasers. Hapoalim also advised that the agreement is subject to receipt of regulatory approvals in Israel. Ampal previously announced that Hapoalim has advised Ampal of its desire to enter into a transaction with Ampal to equalize the rights of Ampal's Common Stock (100% owned by Hapoalim) to those of its publicly owned Class A Stock.

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

          Exhibit 11 - Schedule Setting Forth
          Computation of Earnings Per Class
          A Share....................................... Page 11

         Exhibit 27 - Financial Data Schedule.

   (b)   Reports on Form 8-K - None.