Form 10-Q
period 1996-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1996-08-13
CIK 731859

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                               -----------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________________ to ________________

                          Commission file number 2-5061
                                                 --------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,556,659 (as of July 31, 1996).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                               Index to Form 10-Q

                                                                        Page
                                                                        ----

Part I     Financial Information

           Consolidated Statements of Income

            Six Months Ended June 30..............................        1

            Three Months Ended June 30............................        2

           Consolidated Balance Sheets............................        3

           Consolidated Statements of Cash Flows..................        5

           Consolidated Statements of Changes in Shareholders'
            Equity................................................        7

           Notes to the Consolidated Financial Statements.........        8

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........        9


Part II    Other Information......................................       12

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30,                                1996            1995
- --------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         (Unaudited)    (Unaudited)
                                                                        (Note 2)

REVENUES

Equity in earnings of affiliates (Note 3).........      $  1,220     $  5,620
Food processing and manufacturing.................        19,046       22,815
Interest:

 Related parties..................................         6,118        4,636
 Others...........................................         1,138        1,934
Rental income.....................................         5,955        1,787
Realized and unrealized gains on investments......         2,131        1,717
Other.............................................           947          969
                                                        --------     --------
     Total revenues...............................        36,555       39,478
                                                        --------     --------

EXPENSES

Food processing and manufacturing.................        23,777       22,093
Interest:
 Related parties..................................         2,758        1,603
 Others...........................................         6,978        6,137
Rental property operating expenses................         3,016          244
Minority interests................................        (2,782)        (838)
Other.............................................         3,915        3,756
                                                        --------     --------
     Total expenses...............................        37,662       32,995
                                                        --------     --------
(Loss) income before income taxes.................        (1,107)       6,483
Income tax (benefit) provision....................           (84)       3,896
                                                        --------     --------

     NET (LOSS) INCOME............................      $ (1,023)    $  2,587
                                                        ========     ========

(Loss) earnings per Class A share.................         $(.04)       $ .09
                                                           =====        =====

Weighted average number of Class A and

 equivalent shares outstanding (in thousands).....        24,613       25,184















The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30,                            1996            1995
- ------------------------------------------------------------------------------
(Dollars in thousands, except per share data)       (Unaudited)    (Unaudited)
                                                                      (Note 2)

REVENUES
Equity in earnings of affiliates..................    $  2,300       $  2,897
Food processing and manufacturing.................       9,331         11,533
Interest:

 Related parties..................................       3,180          2,425
 Others...........................................         583            675
Rental income.....................................       2,902            818
Realized and unrealized gains on investments......       2,445            995
Other.............................................         470            526
                                                      --------       --------
     Total revenues...............................      21,211         19,869
                                                      --------       --------

EXPENSES

Food processing and manufacturing.................      12,260         11,557
Interest:
 Related parties..................................       1,428            817
 Others...........................................       3,700          3,200
Rental property operating expenses................       1,489            134
Minority interests................................      (1,617)          (671)
Other.............................................       2,015          1,955
                                                      --------       --------
     Total expenses...............................      19,275         16,992
                                                      --------       --------
Income before income taxes........................       1,936          2,877
Income tax provision..............................          57          1,876
                                                      --------       --------

     NET INCOME...................................    $  1,879       $  1,001
                                                      ========       ========

Earnings per Class A share........................       $ .07          $ .03
                                                         =====          =====

Weighted average number of Class A and

 equivalent shares outstanding (in thousands).....      24,613         25,158















The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,       DECEMBER 31,
ASSETS AS AT                                           1996             1995
- ------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)       (Note 2)

Cash and cash equivalents........................     $ 10,818        $ 16,694



Deposits, notes and loans receivable:
  Related parties................................       63,409          71,484
  Others.........................................        1,113           1,489



Investments (Note 3).............................      145,879         142,291



Real estate rental property, less accumulated
 depreciation of $5,585 and $4,994...............       56,986          57,289



Property and equipment, less accumulated
 depreciation of $9,736 and $8,876...............       18,416          17,920



Other assets.....................................       37,040          42,158
                                                      --------        --------













TOTAL ASSETS......................................      $333,661        $349,325
                                                        ========        ========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                     JUNE 30,     DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                            1996           1995
- -----------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)       (Note 2)

LIABILITIES
Notes and loans payable:
  Related parties..............................      $ 47,574        $ 51,041
  Others.......................................        19,510          17,086
Debentures.....................................        69,471          78,889
Accounts and income taxes payable, accrued
 expenses and minority interests...............        34,595          37,894
                                                     --------        --------
        Total liabilities......................       171,150         184,910
                                                     --------        --------

SHAREHOLDERS' EQUITY (Note 4)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 196,358 and 199,030 shares....................           982             995

6-1/2% Cumulative, Convertible Preferred
 Stock, $5 par value; authorized
 4,282,850 shares; issued and
 outstanding 1,026,709 and 1,052,599
 shares........................................         5,134           5,263

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 21,156,632 and
 21,065,392 shares; outstanding 20,551,232
 and 20,459,992 shares.........................        21,157          21,066

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares..............         3,000           3,000

Additional paid-in capital.....................        57,361          57,310

Retained earnings..............................        84,536          85,559
Treasury Stock, 605,400 shares of Class A Stock
 at cost.......................................        (3,829)         (3,829)
Cumulative translation adjustments.............        (5,556)         (4,354)
Unrealized loss on marketable securities.......          (274)           (595)
                                                     --------        --------
        Total shareholders' equity.............       162,511         164,415
                                                     --------        --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....      $333,661        $349,325
                                                     ========        ========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                              1996            1995
- -----------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)     (Unaudited)

Cash flows from operating activities:
 Net (loss) income...............................    $ (1,023)       $  2,587
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in earnings of affiliates...............      (1,220)         (5,620)
  Realized and unrealized gains on investments...      (2,131)         (1,717)
  Translation (gain) loss........................        (388)             22
  Depreciation expense...........................       1,605           1,185
  Amortization expense...........................       1,979           2,382
  Minority interests.............................      (2,782)           (838)
 Decrease (increase) in other assets.............       3,438          (3,020)
 Increase in accounts and income taxes payable,
  accrued expenses and minority interests........         677           3,914
 Investments made in trading securities..........        (858)         (3,444)
 Proceeds from sale of trading securities........       1,331           7,659
 Dividends received from affiliates..............           -           3,029
                                                     --------        --------

  Net cash provided by operating activities......         628           6,139
                                                     --------        --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected:

  Related parties................................      12,606          17,042
  Others.........................................         335           2,125
 Deposits, notes and loans receivable granted:
  Related parties................................      (1,747)           (581)
  Others.........................................         (21)            (40)
 Investments made in:
  Available-for-sale securities..................        (265)         (1,128)
  Affiliates and others..........................      (4,317)        (10,308)
 Proceeds from sale of investments:
  Others.........................................       3,057          12,815
 Proceeds from sale of available-for-sale
  securities.....................................         639               -
 Purchase of property and equipment..............        (663)         (1,358)
 Purchase of real estate rental property.........        (414)        (44,920)
                                                     --------        --------

  Net cash provided by (used in) investing
   activities....................................       9,210         (26,353)
                                                     --------        --------







The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                             1996            1995
- ----------------------------------------------------------------------------
(Dollars in thousands)                             (Unaudited)     (Unaudited)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties.............................      $    540        $ 30,705
  Others......................................         5,841           5,497
 Notes and loans payable repaid:
  Related parties.............................        (4,130)         (4,487)
  Others......................................        (3,442)         (7,072)
 Debentures repaid............................       (13,386)         (8,155)
 Purchase of treasury shares..................             -          (1,203)
                                                    --------        --------

  Net cash (used in) provided by financing
   activities.................................       (14,577)         15,285

Effect of exchange rate changes on cash and
 cash equivalents.............................        (1,137)            (47)
                                                    --------        --------

Net (decrease) in cash and cash equivalents...        (5,876)         (4,976)
Cash and cash equivalents at beginning of
 period.......................................        16,694          42,104
                                                    --------        --------

Cash and cash equivalents at end of period....      $ 10,818        $ 37,128
                                                    ========        ========

Supplemental Disclosure of Cash Flow
  Information
Cash paid during the period:
 Interest:
  Related parties.............................      $  1,206        $    927
  Others......................................        14,937           2,838
                                                    --------        --------
    Total interest paid.......................      $ 16,143        $  3,765
                                                    ========        ========

 Income taxes paid............................      $  2,174        $  1,751
                                                    ========        ========

















The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,                                1996          1995
- ------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)   (Unaudited)

4% PREFERRED STOCK

Balance, beginning of year........................      $    995      $  1,033
Conversion of 2,672 and 893 shares into
 Class A Stock....................................           (13)           (4)
                                                        --------      --------
Balance, end of period............................      $    982      $  1,029
                                                        ========      ========

6-1/2% PREFERRED STOCK
Balance, beginning of year........................      $  5,263      $  5,575
Conversion of 25,890 and 11,962 shares into
 Class A Stock....................................          (129)          (60)
                                                        --------      --------
Balance, end of period............................      $  5,134      $  5,515
                                                        ========      ========

CLASS A STOCK
Balance, beginning of year........................      $ 21,066      $ 20,841
Issuance of shares upon conversion of
 Preferred Stock..................................            91            40
                                                        --------      --------
Balance, end of period............................      $ 21,157      $ 20,881
                                                        ========      ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year........................      $ 57,310      $ 57,185
Conversion of Preferred Stock.....................            51            24
                                                        --------      --------
Balance, end of period............................      $ 57,361      $ 57,209
                                                        ========      ========

RETAINED EARNINGS
Balance, beginning of year........................      $ 85,559      $ 89,007
Net (loss) income.................................        (1,023)        2,587
                                                        --------      --------
Balance, end of period............................      $ 84,536      $ 91,594
                                                        ========      ========

TREASURY STOCK
Balance, beginning of year........................      $ (3,829)     $      -
Purchase of 192,000 shares of Class A Stock,
 at cost..........................................             -        (1,203)
                                                        --------      --------
Balance, end of period............................      $ (3,829)     $ (1,203)
                                                        ========      ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year........................      $ (4,354)     $ (2,636)
Foreign currency translation adjustment...........        (1,202)          919
                                                        --------      --------
Balance, end of period............................      $ (5,556)     $ (1,717)
                                                        ========      ========

UNREALIZED (LOSS) ON MARKETABLE SECURITIES
Balance, beginning of year........................      $   (595)     $   (511)
Unrealized gain, net..............................           321           301
                                                        --------      --------
Balance, end of period............................      $   (274)     $   (210)
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

3. In May 1996, a wholly-owned subsidiary of Coral World International Limited ("CWI"), the Company's 50%-owned affiliate, entered into a contract to sell its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $4 million (the Company's share is $2 million, $1.3 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In recognition of these events the Company reflected these losses as of March 31, 1996.

4. On June 6, 1996 Bank Hapoalim B.M. ("Hapoalim") completed the sale of 5,742,351 shares of Ampal Class A Stock (equal to 27.9% of the outstanding Class A Stock as of June 30, 1996, not assuming conversion of Hapoalim's Preferred Stock) at a price of $7.87 per share to Rebar Financial Corp. ("Rebar"), a company controlled by the Steinmetz family. This sale of shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which requires Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Hapoalim continues to beneficially hold 4,758,640 shares, assuming conversion of its Preferred Stock (equal to 22.7% of the outstanding Class A Stock as of June 30, 1996, assuming conversion of Hapoalim's Preferred Stock) and 100% of the Common Stock, which has superior voting rights. Hapoalim also agreed to sell to Rebar either an additional 1,500,001 shares of Class A Stock or 1,500,001 shares of Common Stock. Upon completion of the sale, Hapoalim will hold the percentage required by Israeli law.

      Ampal previously announced that Hapoalim has advised Ampal of its desire to enter into a transaction with Ampal to equalize the rights of Ampal's Common Stock to those of its Class A Stock.

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Six months ended June 30, 1996 compared to six months ended June 30, 1995:
- --------------------------------------------------------------------------

Consolidated net income decreased from $2.6 million for the six-month period ended June 30, 1995 to a loss of $1 million for the same period in 1996. The decrease in net income in 1996 resulted primarily from decreases in equity in earnings of affiliates, losses incurred by the Company's 58.5%-owned food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), and higher net interest expense. These decreases were partially offset by the greater unrealized and realized gains on investments recorded in 1996, and an increase in net rental income.

Equity in earnings of affiliates decreased from $5.6 million for the six months ended June 30, 1995 to $1.2 million for the same period in 1996. The decrease is primarily attributable to losses recorded by the Company's 50%-owned affiliate, Coral World International Limited ("CWI"), which owns and operates marine parks in Eilat (Israel), Perth and Manly (Australia), St. Thomas (U.S. Virgin Islands) and Nassau (Bahamas). In May 1996, CWI's wholly-owned subsidiary in Nassau (Bahamas) entered into a contract to sell its marine park to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $4 million (the Company's share is $2 million, $1.3 million net of taxes). CWI's management also made a decision to sell its marine park in St. Thomas, and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In recognition of these events the Company reflected these losses as of March 31, 1996. Moriah Hotels Ltd. ("Moriah"), the Company's 46%-owned affiliate, which is one of the largest hotel chains in Israel, recorded lower earnings in 1996 primarily because its Tel Aviv hotel has been closed for renovations since November 1995. The Tel Aviv hotel, which is undergoing a $13 million renovation, partially reopened in May 1996, and the renovations are expected to be completed by the end of September. The Company's 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), incurred losses in 1996 because of the decrease in realized and unrealized gains recorded on its investments as well as increased interest expense on its CPI-linked bank borrowings due to the higher rate of increase in the Consumer Price Index ("CPI") in Israel in 1996. These decreases were partially offset by the increased earnings recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a venture capital fund, which recorded unrealized gains on its investments in Logal Software and Educational Systems Ltd. ("Logal") and Imagenet Ltd. ("Imagenet"). Logal, which markets computerized educational systems for learning sciences in high schools and colleges, completed a $13 million public offering in March 1996 in the United States. Imagenet, which develops and markets computer aided network engineering software products, completed a $2 million private placement for 20% of the company in June 1996. In addition, the earnings of the Company's affiliate, Teledata Communication Ltd. ("Teledata"), improved as a result of increased sales, which almost doubled for the six months ended June 30, 1996 as compared to the same period in 1995, mainly because of its more successful marketing efforts.

Pri Ha'emek, which initiated a recovery plan at the end of 1995, recorded further losses for the six months ended June 30, 1996 and losses may continue for the remainder of the year. Its food processing revenues decreased in 1996 as a result of decreased sales volume in the domestic market. Food processing expenses increased in 1996 due to the increases in labor costs and costs of raw materials, which are linked to the increases in the CPI, decreased labor productivity and a reduction of discounts from suppliers.

Net interest expense increased in 1996 mainly because of the interest expense incurred in connection with the purchase of an office building ("800 Second Avenue") located at 800 Second Avenue, New York, New York, in June 1995.

The Company recorded $1 million and $.9 million of unrealized gains on marketable securities and $1.1 million and $.8 million of gains on sale of investments in the six-month periods ended June 30, 1996 and 1995, respectively. The gains recorded in 1996 were mainly attributable to the Company's investments in M-Systems Flash Disk Pioneers Ltd. and Teledata, whereas the gains recorded in 1995 were mainly attributed to the Company's investment in Mercury Interactive Corporation.

The increases in rental income and rental property operating expenses are attributable to the operations of 800 Second Avenue.

The increase in the credit for minority interests in 1996 is mainly attributable to the minority interests' share of losses of Pri Ha'emek.

The low effective income tax benefit rate in 1996 and the high effective income tax rate in 1995 are mainly attributable to the losses of certain Israeli subsidiaries from which no tax benefits are available.

Three months ended June 30, 1996 compared to three months ended June 30, 1995:
- ------------------------------------------------------------------------------

Consolidated net income increased to $1.9 million for the three-month period ended June 30, 1996 from $1 million for the same period in 1995. The increase in net income in 1996 resulted primarily from increases in realized and unrealized gains on investments in 1996 and an increase in net rental income which were partially offset by greater losses incurred by Pri Ha'emek, decreases in equity in earnings of affiliates and higher net interest expense.

Equity in earnings of affiliates decreased in the three months ended June 30, 1996 as compared to the same period in 1995. The decrease is primarily attributable to the losses recorded by Ophir and decreased earnings of Moriah. These decreases were partially offset by increased earnings of Trinet and Teledata. See discussion on Results of Operations - Six months ended June 30, 1996 compared to six months ended June 30, 1995.

Pri Ha'emek recorded higher losses in the second quarter of 1996 as compared to the same period in 1995 for the same reasons as discussed in Results of Operations - Six months ended June 30, 1996 compared to six months ended June 30, 1995.

The Company recorded $1.4 million and $.4 million of unrealized gains on investments and $1 million and $.6 million of gains on sale of investments in the three-month periods ended June 30, 1996 and 1995, respectively. See discussion on Results of Operations - Six months ended June 30, 1996 compared to six months ended June 30, 1995.

Net interest expense, rental income, rental property operating expenses and credit for minority interests increased in the three-month period ended June 30, 1996 as compared to the same period in 1995 for the same reasons discussed in Results of Operations - Six months ended June 30, 1996 compared to six months ended June 30, 1995.

The decrease in the effective income tax rate in the quarter ended June 30, 1996 as compared to the same period ended June 30, 1995 is attributable to the available tax benefits recorded by the Company from losses incurred in its investment in Pri Ha'emek.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, cash and cash equivalents were $10.8 million as compared with $16.7 million at December 31, 1995. In addition, Ampal had approximately $34 million of highly liquid interest-bearing securities included in the investments caption at June 30, 1996 and December 31, 1995. The decrease in cash and cash equivalents is primarily related to additional investments, including $1.5 million invested in Geotek Communications, Inc., an international wireless telecommunications company, and loans advanced to Pri Ha'emek in the amount of $1.6 million.

Deposits, notes and loans receivable, and debentures decreased as a result of scheduled repayments.

Other Events
- ------------

On June 6, 1996 Bank Hapoalim B.M. ("Hapoalim") completed the sale of 5,742,351 shares of Ampal Class A Stock (equal to 27.9% of the outstanding Class A Stock as of June 30, 1996, not assuming conversion of Hapoalim's Preferred Stock) at a price of $7.87 per share to Rebar Financial Corp. ("Rebar"), a company controlled by the Steinmetz family. This sale of shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which requires Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Hapoalim continues to beneficially hold 4,758,640 shares, assuming conversion of its Preferred Stock (equal to 22.7% of the outstanding Class A Stock as of June 30, 1996, assuming conversion of Hapoalim's Preferred Stock) and 100% of the Common Stock, which has superior voting rights. Hapoalim also agreed to sell to Rebar either an additional 1,500,001 shares of Class A Stock or 1,500,001 shares of Common Stock. Upon completion of the sale, Hapoalim will hold the percentage required by Israeli law.

Ampal previously announced that Hapoalim has advised Ampal of its desire to enter into a transaction with Ampal to equalize the rights of Ampal's Common Stock to those of its Class A Stock.

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

Item 5.  Other Information - None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Index to Exhibits:

         Exhibit 11 - Schedule Setting Forth Computation

         of Earnings Per Class A Share................................. Page 13

         Exhibit 27 - Financial Data Schedule.

   (b) Reports on Form 8-K - A Report on Form 8-K, dated May 28, 1996 was filed, reporting that on May 12, 1996, Bank Hapoalim B.M., and one of its wholly-owned subsidiaries, Atad Hevra Lehashkaot Limited (collectively, the "Seller") had entered into a Stock Purchase Agreement with Rebar Financial Corp. ("Rebar"), pursuant to which, among other things, Rebar had agreed to purchase from Seller either 7,242,352 shares of Class A Stock or 1,500,001 shares of Common Stock and 5,742,351 shares of Class A Stock.