Form 10-Q
period 1996-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1996-11-14
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                              ---------------------------  ---------------------

                          Commission file number 2-5061

                        AMPAL-AMERICAN ISRAEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                          13-0435685
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 1177 Avenue of the Americas, New York, New York              10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (212) 782-2100
                                                  ------------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     -----

     The number of shares outstanding of each of the issuer's classes of common stock is Common - 3,000,000; Class A - 20,595,938 (as of October 31, 1996).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------
                               Index to Form 10-Q

                                                                        Page
                                                                        ----
Part I          Financial Information

                Consolidated Statements of Income

                 Nine Months Ended September 30........................   1

                 Three Months Ended September 30.......................   2

                Consolidated Balance Sheets............................   3

                Consolidated Statements of Cash Flows..................   5

                Consolidated Statements of Changes in Shareholders'

                 Equity................................................   7

                Notes to the Consolidated Financial Statements.........   8

                Management's Discussion and Analysis of

                 Financial Condition and Results of Operations.........  10


Part II         Other Information......................................  14

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30,                          1996            1995
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         (Unaudited)    (Unaudited)
                                                                       (Note 2)

REVENUES
Equity in earnings of affiliates (Note 3) ..........     $    174      $  6,859
Manufacturing ......................................        7,773         7,840
Interest:
 Related parties ...................................        8,253         7,442
 Others ............................................        1,571         2,507
Rental income ......................................        8,729         4,864
Realized and unrealized gains on investments .......        1,820         3,030
Other ..............................................        1,540         1,507
                                                         --------      --------
     Total revenues ................................       29,860        34,049
                                                         --------      --------

EXPENSES
Manufacturing ......................................        8,823         7,157
Interest:
 Related parties ...................................        3,021         2,094
 Others ............................................        7,895         7,309
Rental property operating expenses .................        4,291         1,599
Other ..............................................        5,335         5,430
                                                         --------      --------
     Total expenses ................................       29,365        23,589
                                                         --------      --------
Income from continuing operations before income
 taxes .............................................          495        10,460
Income taxes .......................................        1,508         5,260
                                                         --------      --------
(Loss) income from continuing operations ...........       (1,013)        5,200
                                                         --------      --------
Discontinued operations (Note 5):
 Loss from operations ..............................       (3,610)       (2,128)
 Loss on disposition of $3,121, net of
  applicable tax benefit of $4,096 .................          975          --
                                                         --------      --------
Loss from discontinued operations ..................       (2,635)       (2,128)
                                                         --------      --------

     NET (LOSS) INCOME .............................     $ (3,648)     $  3,072
                                                         ========      ========

(Loss) earnings per Class A share:
 (Loss) earnings from continuing operations ........     $   (.04)     $    .19
 Loss from discontinued operations .................         (.09)         (.08)
                                                         --------      --------
(Loss) earnings per Class A share ..................     $   (.13)     $    .11
                                                         ========      ========

Weighted average number of Class A and
 equivalent shares outstanding (in thousands) ......       24,613        25,076


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30,                         1996            1995
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         (Unaudited)    (Unaudited)
                                                                       (Note 2)

REVENUES
Equity in (losses) earnings of affiliates (Note
  3) ...............................................     $ (1,046)     $  1,239
Manufacturing ......................................        2,569         2,595
Interest:
 Related parties ...................................        2,048         2,751
 Others ............................................          441           673
Rental income ......................................        3,003         3,119
Realized and unrealized (losses) gains on
 investments .......................................         (311)        1,313
Other ..............................................          596           538
                                                         --------      --------
     Total revenues ................................        7,300        12,228
                                                         --------      --------

EXPENSES
Manufacturing ......................................        3,368         2,401
Interest:
 Related parties ...................................          907         1,129
 Others ............................................        2,011         2,465
Rental property operating expenses .................        1,408         1,355
Other ..............................................        2,021         1,846
                                                         --------      --------
     Total expenses ................................        9,715         9,196
                                                         --------      --------
(Loss) income from continuing operations before
 income taxes ......................................       (2,415)        3,032
Income taxes .......................................          150         1,364
                                                         --------      --------
(Loss) income from continuing operations ...........       (2,565)        1,668
                                                         --------      --------
Discontinued operations (Note 5):
 Loss from operations ..............................         --          (1,183)
 Loss on disposition of $2,714, net of
  applicable tax benefit of $2,654 .................          (60)         --
                                                         --------      --------
Loss from discontinued operations ..................          (60)       (1,183)
                                                         --------      --------

     NET (LOSS) INCOME .............................     $ (2,625)     $    485
                                                         ========      ========

(Loss) earnings per Class A share:
 (Loss) earnings from continuing operations ........     $   (.09)     $    .06
 Loss from discontinued operations .................         --            (.04)
                                                         --------      --------
(Loss) earnings per Class A share ..................     $   (.09)     $    .02
                                                         ========      ========

Weighted average number of Class A and
 equivalent shares outstanding (in thousands) ......       24,613        24,875


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
ASSETS AS AT                                           1996             1995
--------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)       (Note 2)

Cash and cash equivalents ..........................   $ 10,285        $ 15,976

Deposits, notes and loans receivable ...............     62,795          73,935

Investments (Note 3) ...............................    140,493         142,583

Real estate rental property, less accumulated
 depreciation of $5,904 and $4,994 (Note 6) ........     58,587          57,289

Property and equipment, less accumulated
 depreciation of $4,155 and $3,731 .................      5,649           6,097

Other assets .......................................     20,435          13,636

Net assets of discontinued operations (Note 5) .....       --             2,578
                                                       --------        --------

TOTAL ASSETS........................................   $298,244        $312,094
                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                      SEPTEMBER 30,  DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                               1996           1995
--------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)     (Note 2)

LIABILITIES
Notes and loans payable:
  Related parties ..................................     $ 33,903      $ 37,326
  Others ...........................................        8,160         4,177
Debentures .........................................       62,883        74,378
Accounts and income taxes payable, accrued
 expenses and minority interests ...................       33,759        31,798
                                                         --------      --------
        Total liabilities ..........................      138,705       147,679
                                                         --------      --------

SHAREHOLDERS' EQUITY (Note 4)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 195,523 and 199,030 shares ........................          978           995

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value; authorized 4,282,850 shares;
 issued and outstanding 1,017,441 and 1,052,599
 shares ............................................        5,087         5,263

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 21,188,611 and
 21,065,392 shares; outstanding 20,583,211
 and 20,459,992 shares .............................       21,189        21,066

Common Stock, $1 par value;  authorized, issued
 and outstanding 3,000,000 shares ..................        3,000         3,000

Additional paid-in capital .........................       57,380        57,310

Retained earnings ..................................       81,911        85,559
Treasury Stock, 605,400 shares of Class A Stock,
 at cost ...........................................       (3,829)       (3,829)
Cumulative translation adjustments .................       (6,103)       (4,354)
Unrealized loss on marketable securities ...........          (74)         (595)
                                                         --------      --------
        Total shareholders' equity .................      159,539       164,415
                                                         --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........     $298,244      $312,094
                                                         ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                           1996          1995
--------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)   (Unaudited)
                                                                        (Note 2)

Cash flows from operating activities:
 Net(loss) income ..................................     $ (3,648)     $  3,072
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates .................         (174)       (6,859)
  Loss from discontinued operations ................        2,635         2,128
  Realized and unrealized gains on investments .....       (1,820)       (3,030)
  Depreciation expense .............................        1,526         1,146
  Amortization expense .............................        2,882         3,415
  Minority interests ...............................         (379)         (195)
 (Increase) in other assets ........................       (1,996)         (887)
 (Decrease) increase in accounts and income
  taxes payable, accrued expenses and minority
  interests ........................................       (1,284)        2,897
 Investments made in trading securities ............       (1,610)       (5,606)
 Proceeds from sale of trading securities ..........        2,471        12,029
 Dividends received from affiliates ................         --           3,029
                                                         --------      --------

  Net cash (used in) provided by operating
   activities ......................................       (1,397)       11,139
                                                         --------      --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected ....       15,527        22,063
 Deposits, notes and loans receivable granted ......       (3,453)       (3,082)
 Investments made in:
  Available-for-sale securities ....................         (228)       (1,339)
  Affiliates and others ............................       (5,107)      (32,405)
 Proceeds from sale of investments:
  Affiliates and others ............................        7,965        50,969
 Purchase of property and equipment ................         (494)         (378)
 Purchase of real estate rental property ...........         (895)      (45,270)
                                                         --------      --------

  Net cash provided by (used in) investing
   activities ......................................       13,315        (9,442)
                                                         --------      --------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                           1996           1995
--------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)   (Unaudited)
                                                                       (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ..................................     $  1,053      $ 30,167
  Others ...........................................        5,535         1,056
 Notes and loans payable repaid:
  Related parties ..................................       (4,606)       (3,858)
  Others ...........................................       (1,573)         (420)
 Debentures repaid .................................      (16,237)       (9,398)
 Proceeds from issuance of shares to minority
  interests ........................................         --              50
 Purchase of treasury shares .......................         --          (3,046)
                                                         --------      --------

  Net cash (used in) provided by financing
   activities ......................................      (15,828)       14,551

Effect of exchange rate changes on cash and
 cash equivalents ..................................       (1,781)         (742)
                                                         --------      --------

Net (decrease) increase in cash and cash
 equivalents .......................................       (5,691)       15,506
Cash and cash equivalents at beginning of
 period ............................................       15,976        38,568
                                                         --------      --------

Cash and cash equivalents at end of period .........     $ 10,285      $ 54,074
                                                         ========      ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties ..................................     $  1,800      $    912
  Others ...........................................        3,073         2,988
                                                         --------      --------
    Total interest paid ............................     $  4,873      $  3,900
                                                         ========      ========

 Income taxes paid .................................     $  2,844      $  2,399
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,                          1996           1995
--------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)    (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year .........................     $    995      $  1,033
Conversion of 3,507 and 5,542 shares into
 Class A Stock .....................................          (17)          (28)
                                                         --------      --------
Balance, end of period .............................     $    978      $  1,005
                                                         ========      ========

6-1/2% PREFERRED STOCK
Balance, beginning of year .........................     $  5,263      $  5,575
Conversion of 35,228 and 36,498 shares into
 Class A Stock .....................................         (176)         (183)
                                                         --------      --------
Balance, end of period .............................     $  5,087      $  5,392
                                                         ========      ========

CLASS A STOCK
Balance, beginning of year .........................     $ 21,066      $ 20,841
Issuance of shares upon conversion of
 Preferred Stock ...................................          123           137
                                                         --------      --------
Balance, end of period .............................     $ 21,189      $ 20,978
                                                         ========      ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .........................     $ 57,310      $ 57,185
Conversion of Preferred Stock ......................           70            74
                                                         --------      --------
Balance, end of period .............................     $ 57,380      $ 57,259
                                                         ========      ========

RETAINED EARNINGS
Balance, beginning of year .........................     $ 85,559      $ 89,007
Net (loss) income ..................................       (3,648)        3,072
Dividends declared:
  4% Preferred Stock - $.20 per share ..............         --             (40)
  6-1/2% Preferred Stock - $.325 per share .........         --            (351)
                                                         --------      --------
Balance, end of period .............................     $ 81,911      $ 91,688
                                                         ========      ========

TREASURY STOCK
Balance, beginning of year .........................     $ (3,829)     $   --
Purchase of 465,900 shares of Class A Stock,
 at cost ...........................................         --          (3,046)
                                                         --------      --------
Balance, end of period .............................     $ (3,829)     $ (3,046)
                                                         ========      ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year .........................     $ (4,354)     $ (2,636)
Foreign currency translation adjustment ............       (1,749)          217
                                                         --------      --------
Balance, end of period .............................     $ (6,103)     $ (2,419)
                                                         ========      ========

UNREALIZED (LOSS) ON MARKETABLE SECURITIES
Balance, beginning of year .........................     $   (595)     $   (511)
Unrealized gain, net ...............................           40           467
Transfer to trading securities .....................          116          --
Write-off due to permanent impairment ..............          365          --
                                                         --------      --------
Balance, end of period .............................     $    (74)     $    (44)
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

     Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1995 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1995 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim other than those that are discussed in Note 5. Certain amounts in the 1995 financial statements have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. In May 1996, a wholly-owned subsidiary of Coral World International Limited ("CWI"), the Company's 50%-owned affiliate, entered into a contract to sell its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $4 million (the Company's share is $2 million, $1.3 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In recognition of these events the Company reflected these losses as of March 31, 1996. On September 27, 1996, CWI closed the sale of the marine park in Nassau (Bahamas) and recorded additional expenses in connection with the sale of approximately $1 million (the Company's share is $.5 million, $.3 million net of taxes) in the three-month period ended September 30, 1996.

4. On June 6, 1996, Bank Hapoalim B.M. ("Hapoalim") completed the sale of 5,742,351 shares of Ampal Class A Stock (equal to 27.9% of the outstanding Class A Stock as of that date, not assuming conversion of Hapoalim's Preferred Stock) at a price of $7.87 per share to Rebar Financial Corp. ("Rebar"), a company controlled by the Steinmetz family. This sale of shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which requires Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Hapoalim continues to beneficially hold 4,758,640 shares, assuming conversion of its Preferred Stock (equal to 22.7% of the outstanding Class A Stock as of September 30, 1996, assuming conversion of Hapoalim's Preferred Stock) and 100% of the Common Stock, which has superior voting rights. As of September 30, 1996, Rebar held 5,862,351 shares of Ampal Class A Stock (equal to 28.5% of the outstanding shares of Class A Stock, not assuming conversion of Hapoalim's Preferred Stock). Hapoalim also agreed to sell to Rebar either an additional 1,500,001 shares of Class A Stock or 1,500,001 shares of Common Stock. Upon completion of the sale, Hapoalim will hold no more than the percentage required by Israeli law.

     Ampal previously announced that Hapoalim has advised Ampal of its desire to enter into a transaction with Ampal to equalize the rights of Ampal's Common Stock to those of its Class A Stock.

5. Discontinued Operations - On October 11, 1996 the Company agreed to sell all of its equity interest in its food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") to Agrifarm International Limited ("Agrifarm"), a British company. This agreement is subject to receipt of regulatory approvals in Israel, approvals of the Boards of Directors of the parties and a right of first refusal in favor of another shareholder of Pri Ha'emek to complete the transaction on the same terms as Agrifarm. Accordingly, the results of Pri Ha'emek, whose financial statements were previously consolidated with the Company's financial statements through June 30, 1996, have been presented as discontinued operations for all periods presented in the consolidated financial statements. In connection with the sale, the Company recorded $2,714,000 of additional expenses and a tax benefit of $2,654,000 in the three-month period ended September 30, 1996. For the nine-month period ended September 30, 1996, the Company recorded a tax benefit of approximately $4.1 million, which was based on a total loss of its investment in Pri Ha'emek in the amount of $9.7 million.

6. On September 25, 1996 the Company's 94%-owned real estate subsidiary, which is the owner of an office building located at 800 Second Avenue, New York City, entered into a nonbinding letter of intent with the Government of Israel regarding the sale to the Government of the portion of the building currently occupied by the Government for a price of approximately $31 million. The building was purchased by the Company's subsidiary in June 1995 for approximately $45 million. The Government currently occupies slightly less than 50 percent of the building.

     The transaction is subject to conditions, including approval of relevant Israel Government bodies and execution of a binding agreement. The letter of intent contemplates that the agreement will be signed in November 1996, with a closing to take place in December 1996.

7. Subsequent Event - On October 17, 1996 the Company's indirect affiliate, MEMCO Software Ltd. ("MEMCO"), a provider of enterprise security solutions, conducted its initial public offering of 3,870,000 Ordinary Shares (including 450,000 over-allotment shares) at $15.00 per share. MEMCO sold 3,450,000 of these shares and received net proceeds of approximately $46 million, and existing shareholders sold 420,000 shares. The Company will record a fourth quarter gain of approximately $1.6 million, after taxes, with respect to the offering.

     Prior to the offering, the Company's 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), owned a 17.9% interest in MEMCO, which it purchased for $2.5 million. Ophir sold Ordinary Shares in the offering, reducing its ownership interest to 13.1%. Ophir continues to hold 2,026,388 shares of MEMCO.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (See discussion on Discontinued Operations elsewhere in Management's Discussion and Analysis)

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

Consolidated income from continuing operations decreased from $5.2 million for the nine-month period ended September 30, 1995 to a loss of $1 million for the same period in 1996. The decrease in income in 1996 resulted primarily from decreases in equity in earnings of affiliates, lower unrealized gains on investments, losses incurred by the Company's manufacturing subsidiary and higher interest expense. These decreases were partially offset by an increase in net rental income.

Equity in earnings of affiliates decreased from $6.8 million for the nine months ended September 30, 1995 to $.2 million for the same period in 1996. The decrease is primarily attributable to losses recorded by the Company's 50%-owned affiliate, Coral World International Limited ("CWI"). In May 1996, CWI's wholly-owned subsidiary in Nassau (Bahamas) entered into a contract to sell its marine park to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $4 million (the Company's share is $2 million, $1.3 million net of taxes). CWI's management also made a decision to sell its marine park in St. Thomas, and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In recognition of these events the Company reflected these losses as of March 31, 1996. On September 27, 1996 CWI closed the sale of the marine park in Nassau (Bahamas) and recorded additional expenses in connection with the sale of approximately $1 million (the Company's share is $.5 million, $.3 million net of taxes) in the three-month period ended September 30, 1996.

M.D.F. Industries Ltd. ("M.D.F."), the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in the quarter ended September 30, 1996. The losses are primarily attributable to the excess of cost of sales per production unit over the selling price. M.D.F.'s sales prices were affected by the decrease in the world prices of all wood-connected products, and to the establishment of nearly 30 new plants for the production of medium density fiber boards throughout the world.

Moriah Hotels Ltd. ("Moriah"), the Company's 46%-owned affiliate, which is one of the largest hotel chains in Israel, recorded losses in 1996 primarily because its Tel Aviv hotel was closed for renovations for part of the period. Moriah also experienced decreases in occupancy rates and room rates which resulted from the decrease in tourism to Israel in 1996. The Tel Aviv hotel, which has undergone a $13 million renovation, partially reopened in May 1996, and its renovations are expected to be completed in the fourth quarter of 1996.

The Company's 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), incurred losses in 1996 because of the decrease in realized and unrealized gains recorded on its investments as well as increased interest expense on its CPI-linked bank borrowings, due to the higher rate of increase in the Consumer Price Index ("CPI") in Israel in 1996.

The decreases noted above were partially offset by the increased earnings recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a venture capital fund, which recorded unrealized gains on its investments in Logal Software and Educational Systems Ltd. ("Logal") and Imagenet Ltd. ("Imagenet"). Logal, which markets computerized educational systems for learning sciences in high schools and colleges, completed a $13 million public offering in March 1996 in the United States. Imagenet, which develops and markets computer aided network engineering software products, completed a $2 million private placement for 20% of the company in June 1996. In addition, the earnings of the Company's affiliate, Teledata Communication Ltd. ("Teledata"), improved as a result of increased sales, mainly because of its more successful marketing efforts.

Manufacturing revenues and expenses reflect the operations of Paradise Mattresses (1992) Ltd. ("Paradise"), the Company's 85.1%-owned subsidiary, which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel. Paradise recorded losses in 1996, primarily in the third quarter, because of increased advertising and promotional expenses in connection with a new marketing program.

Interest expense increased in 1996 mainly because of debt incurred in connection with the purchase of an office building ("800 Second Avenue") located at 800 Second Avenue, New York, New York, in June 1995.

The increases in rental income and rental property expenses are attributable to the operations of 800 Second Avenue.

The Company recorded $.1 million and $1.3 million of unrealized gains on marketable securities and $1.7 million of gains on sale of investments in the nine-month periods ended September 30, 1996 and 1995, respectively. The gains recorded in 1996 were mainly attributable to the Company's investments in Teledata and M-Systems Flash Disk Pioneers Ltd. ("M-Systems"), whereas the gains recorded in 1995 were mainly attributed to the Company's investment in Mercury Interactive Corporation. Unrealized gains in 1996 were offset by the unrealized loss recorded on the Company's investment in Idan Software Industries I.S.I., Ltd. ("Idan") in the quarter ended September 30, 1996.

The increase in the effective income tax rate in 1996 is mainly attributable to the losses of certain Israeli subsidiaries and affiliates from which no tax benefits are available.

Three months ended September 30, 1996 compared to three months ended September 30, 1995:

Consolidated income from continuing operations decreased from $1.7 million for the three-month period ended September 30, 1995 to a loss of $2.6 million for the same period in 1996. The decrease in 1996 resulted primarily from decreases in equity in earnings of affiliates, losses incurred by Paradise and unrealized losses on investments in 1996 as compared to unrealized gains in 1995.

Equity in earnings of affiliates decreased from $1.2 million for the three months ended September 30, 1995 to equity in losses of $1 million for the same period in 1996. The decrease is primarily attributable to the losses incurred by M.D.F. and Moriah, and additional losses recorded by CWI in connection with the sale of its marine park in Nassau (Bahamas). These decreases were partially offset by increased earnings of Ophir, which recorded a gain on sale of part of its investment in Teledata. See discussion on Results of Operations - Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

Paradise recorded losses in the third quarter of 1996 for the same reasons as discussed in Results of Operations - Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

The Company recorded $.9 million of unrealized losses and $.7 million of unrealized gains on investments and $.6 million of gains on sale of investments in the three-month periods ended September 30, 1996 and 1995, respectively. The unrealized losses recorded in the three-month period ended September 30, 1996 were mainly attributable to the Company's investments in Idan and M-Systems, whereas the realized gains for the same period were attributable to the Company's investment in Teledata. The unrealized and realized gains recorded in the three-month period ended September 30, 1995 were mainly attributable to the Company's investment in Mercury Interactive Corporation.

The increase in the effective income tax rate in the quarter ended September 30, 1996 as compared to the same period ended September 30, 1995 is attributable to the same reasons as discussed in Results of Operations - Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

Discontinued Operations

Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), the Company's 58.5%-owned food processing subsidiary, which initiated a recovery plan at the end of 1995, recorded further losses in 1996. Its food processing revenues decreased in 1996 as a result of decreased sales volume in the domestic market. Food processing expenses increased in 1996 due to the increases in labor costs and costs of raw materials, which are linked to the increases in the CPI, decreased labor productivity and a reduction of discounts from suppliers. Therefore, on October 11, 1996, the Company agreed to sell all of its equity interest in Pri Ha'emek to Agrifarm International Limited ("Agrifarm"), a British company. This agreement is subject to receipt of regulatory approvals in Israel, approvals of the Boards of Directors of the parties and a right of first refusal in favor of another shareholder of Pri Ha'emek to complete the transaction on the same terms as Agrifarm. Accordingly, the results of Pri Ha'emek, whose financial statements were previously consolidated with the Company's financial statements through June 30, 1996, have been presented as discontinued operations for all periods presented in the consolidated financial statements. In connection with the sale, the Company recorded $2,714,000 of additional expenses and a tax benefit of $2,654,000 in the three month period ended September 30, 1996. For the nine-month period ended September 30, 1996, the Company recorded a tax benefit of approximately $4.1 million, which was based on a total loss of its investment in Pri Ha'emek in the amount of $9.7 million.

Liquidity and Capital Resources

At September 30, 1996, cash and cash equivalents were $10.3 million as compared with $16 million at December 31, 1995. In addition, Ampal had approximately $30 million of highly liquid interest-bearing securities included in the investments caption at September 30, 1996 as compared with $34 million at December 31, 1995. The decrease in cash and cash equivalents and short-term investments is primarily related to the scheduled redemptions of debentures, additional investments, including $1.5 million invested in Geotek Communications, Inc., an international wireless telecommunications company, and loans advanced to Pri Ha'emek in the amount of $1.6 million.

Deposits, notes and loans receivable, and debentures decreased as a result of scheduled repayments.

Other Events

(a) On June 6, 1996 Bank Hapoalim B.M. ("Hapoalim") completed the sale of 5,742,351 shares of Ampal Class A Stock (equal to 27.9% of the outstanding Class A Stock as of that date, not assuming conversion of Hapoalim's Preferred Stock) at a price of $7.87 per share to Rebar Financial Corp. ("Rebar"), a company controlled by the Steinmetz family. This sale of shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which requires Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Hapoalim continues to beneficially hold 4,758,640 shares, assuming conversion of its Preferred Stock (equal to 22.7% of the outstanding Class A Stock as of September 30, 1996, assuming conversion of Hapoalim's Preferred Stock) and 100% of the Common Stock, which has superior voting rights. As of September 30, 1996, Rebar held 5,862,351 shares of Ampal Class A Stock (equal to 28.5% of the outstanding shares of Class A Stock, not assuming conversion of Hapoalim's Preferred Stock). Hapoalim also agreed to sell to Rebar either an additional 1,500,001 shares of Class A Stock or 1,500,001 shares of Common Stock. Upon completion of the sale, Hapoalim will hold no more than the percentage required by Israeli law.

     Ampal previously announced that Hapoalim has advised Ampal of its desire to enter into a transaction with Ampal to equalize the rights of Ampal's Common Stock to those of its Class A Stock.

(b) On September 25, 1996 the Company's 94%-owned real estate subsidiary, which is the owner of 800 Second Avenue, in New York City, entered into a nonbinding letter of intent with the Government of Israel regarding the sale to the Government of the portion of the building currently occupied by the Government for a price of approximately $31 million. The building was purchased by the Company's subsidiary in June 1995 for approximately $45 million. The Government currently occupies slightly less than 50 percent of the building.

     The transaction is subject to conditions, including approval of relevant Israel Government bodies and execution of a binding agreement. The letter of intent contemplates that the agreement will be signed in November 1996, with a closing to take place in December 1996.

Subsequent Event

On October 17, 1996 the Company's indirect affiliate, MEMCO Software Ltd. ("MEMCO"), a provider of enterprise security solutions, conducted its initial public offering of 3,870,000 Ordinary Shares(including 450,000 over-allotment shares) at $15.00 per share. MEMCO sold 3,450,000 of these shares and received net proceeds of approximately $46 million, and existing shareholders sold 420,000 shares. The Company will record a fourth quarter gain of approximately $1.6 million, after taxes, with respect to the offering.

Prior to the offering, the Company's 42.5%-owned affiliate, Ophir, owned a 17.9% interest in MEMCO, which it purchased for $2.5 million. Ophir sold Ordinary Shares in the offering, reducing its ownership interest to 13.1%. Ophir continues to hold 2,026,388 shares of MEMCO.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 3, 1996, at the Annual Meeting of Shareholders of Registrant, the following persons were elected as directors by the following vote:

        (i)         CLASS A                FOR                AUTHORITY WITHHELD
                    -------                ---                ------------------

                    H.B. Henshel           16,316,952          97,720
                    I. Hochberg            16,316,698          97,974
                    H. Kronish             16,316,039          98,633
                    E. Sommer              16,317,348          97,324

       (ii)         COMMON/CLASS A         FOR                AUTHORITY WITHHELD
                    --------------         ---                ------------------

                    A. Abend               32,659,467         169,877
                    M. Arnon               32,731,863          97,481
                    S.I. Batkin            32,731,263          98,081
                    Y. Elinav              32,725,520         103,824
                    L. Lefkowitz           32,725,583         103,761
                    H. Peled               32,731,520          97,824
                    S. Ravid               32,731,362          97,982
                    S. Recht               32,731,870          97,474
                    M.W. Sonnenfeldt       32,725,520         103,824
                    R. Steinmetz           32,734,020          95,324

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Index to Exhibits:

          Exhibit 10 - Material Contracts - English translation of a Share Purchase Contract, dated October 11, 1996, between Ampal Industries, Inc. and Agrifarm International Ltd., regarding the sale of shares of
          Pri Ha'emek (Canned and Frozen Food) 88 Ltd................ Page E-1*

          Exhibit 11 - Schedule Setting Forth Computation
          of Earnings Per Class A Share...............................Page 15

          Exhibit 27 - Financial Data Schedule.

    (b)   Reports on Form 8-K  -  None.

        * Refers to separately bound exhibit volume.

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

                                AMPAL-AMERICAN ISRAEL CORPORATION

                                By:/s/ Lawrence Lefkowitz
                                -----------------------------------
                                   Lawrence Lefkowitz
                                   President
                                   (Principal Executive Officer)

                                By:/s/ Alan L. Schaffer
                                ------------------------------------
                                   Alan L. Schaffer
                                   Vice President - Finance
                                     and Treasurer
                                   (Principal Financial Officer)

                                By:/s/ Alla Kanter
                                ------------------------------------
                                   Alla Kanter
                                   Vice President - Accounting
                                     and Controller
                                   (Principal Accounting Officer)

Dated:  November 14, 1996