Form 10-K
period 1996-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1997-03-31
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                        -------------------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

-------------------------------------------------------------------------------

      The number of shares outstanding of each of the issuer's classes of common stock is: Common -- 0; Class A -- 23,678,984 (as of March 24, 1997).

      The aggregate market value of the voting stock held by non-affiliates of the registrant is $51,537,730 (as of March 24, 1997).

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                      OF AMPAL-AMERICAN ISRAEL CORPORATION

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

      As used in this report (the "Report"), the term "Ampal" only refers to Ampal-American Israel Corporation, the parent company; the term "Company" refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

      For industry segment financial information and financial information about foreign and domestic operations, see Note 11 to the Company's consolidated financial statements included elsewhere herein.

      The Company acquires interests in businesses located in the State of Israel or that are Israel-related. An important objective of Ampal is to make investments in companies that take advantage of growth in Israel's domestic economy. The Company has diversified interests in the following sectors: high technology and communications, energy distribution, hotels and leisure-time, real estate, finance and basic industry. The Company intends to continue to adhere to its historical policy of focusing its business interests primarily on holdings in Israel-related enterprises.

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

      The Company generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have influence in the management and operation of that company. The Company often seeks investment partners who have expertise in the business in which an investment is being made or whose operations and associations provide the investee company with additional markets, sources of supply, financing or other competitive advantages. The Company sometimes makes investments with or through affiliated companies. Frequently, the Company enters into arrangements with its investment partners or with the company in which it is investing in order to ensure board representation or other rights relating to its investments. Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, and its wholly-owned subsidiary Atad Hevra Lahashkaot Limited ("Atad") were, until December 11, 1996, Ampal's controlling shareholders and Hapoalim is currently the Company's principal lender. Members of the Hapoalim group of companies sometimes invest jointly with the Company. See "Significant Recent Developments Since Beginning of Last Year - Change of Control of Ampal" and "Certain Relationships and Related Transactions."

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

      Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the American Stock Exchange ("AMEX"), quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or NASDAQ National Market ("NASDAQ NM") or listed on the Tel Aviv Stock Exchange ("TASE"). For further information with respect to the investees, see below.

                                                                              PERCENTAGE
                                                                                 AS OF
INDUSTRY SEGMENT                              PRINCIPAL BUSINESS          DECEMBER 31, 1996
----------------                              ------------------          -----------------

HIGH TECHNOLOGY AND COMMUNICATIONS
  A.T.V. Broadcasting Ltd.................    Arabic Cable Channel               24.9(1)
  Breeze Wireless Communications Ltd......    Wireless Local Area                 8.5
                                               Network
  Comfy Interactive Movies Ltd............    Computer Technology for             7.0(2)
                                               Children
  Courses Investment in Technology Ltd....    Venture Capital Fund                4.6(3)
  Idan Software Industries I.S.I. Ltd.        Telecommunications                  7.9(4)
   (NASDAQ: "IDANF")......................     Services
  Mainsoft Corporation....................    Develops Tools for Unix             1.8(5)
  Memco Software Ltd.                         Computer Security Software          5.6(6)
   (NASDAQ NM: "MEMCF")...................     Products
  M-Systems Flash Disk Pioneers Ltd.          Data Storage Material               2.3
   (NASDAQ NM: "FLSHF")...................
  Mutech Ltd..............................    Develops Software for               7.2
                                               Servers
  Teledata Communication Ltd. (NASDAQ NM:     Telecommunications Systems          8.0(7)
   "TLDCF")...............................
  TODD Investments Limited                    Wireless                           15.0(8)
   (Geotek Communications Ltd.)...........     Telecommunications
  Trinet Venture Capital Ltd..............    Venture Capital Fund               50.0
  U.D.S. - Ultimate Distribution              Distribution Software              21.9
    Systems Ltd...........................

ENERGY DISTRIBUTION
  Granite Hacarmel Investments Ltd. (TASE)    Distribution of Refined            21.5
                                               Petroleum Products

HOTELS AND LEISURE-TIME
  Coral World International Limited.......     Underwater Observatories           50.0
                                                and Marine Parks
  Country Club Kfar Saba Limited..........     Country Club Facility              51.0
  Hod Hasharon Sport Center (1992)             Country Club Facility              50.0
   Limited Partnership....................
  Moriah Hotels Ltd.......................     Hotel Chain                        46.0

REAL ESTATE, FINANCE AND OTHER HOLDINGS
  Alzur Property Development                   Commercial Real Estate            17.3
   Company Ltd............................
  Am-Hal Ltd..............................    Senior Citizen Facilities          50.0
  Ampal Development (Israel) Ltd..........    Holding Company                   100.0
  Ampal Financial Services Ltd............    Holding Company                   100.0
  Ampal (Israel) Ltd......................    Holding Company                   100.0
  Ampal Realty Corporation................    Commercial Real Estate             94.0
  Bay Heart Limited.......................    Shopping Mall Owner/Lessor         37.0
  Epsilon Investment House Ltd............    Investment Bank                    20.0
  Etz Vanir Ltd. and Yakhin Mataim Ltd....    Citrus Groves                      50.0
  Industrial Buildings Corporation Ltd.       Industrial Real Estate              5.6(9)
  (TASE)..................................
  Nir Ltd.................................    Holding Company                    99.9

  Ophir Holdings Ltd. ("Ophir")...........    Holding Company                    42.5
  Renaissance Israel......................    Investment Fund                    15.0
  Shmey-Bar Group.........................    Commercial Real Estate              7.1(10)

BASIC INDUSTRY
  Carmel Container Systems Limited (AMEX:     Packaging Materials and            20.7
   "KML").................................     Carton Production
  M.D.F. Industries Ltd...................    Medium Density Fiber               50.0
                                               Products
  Orlite Industries (1959) Ltd. (TASE)....    Composite Material                 25.3(11)
                                               Products
  Paradise Industries Ltd.................    Mattresses and Fold-out Beds       85.1


----------
(1)   The Company purchased its interest in A.T.V. Broadcasting Ltd. in 1997.

(2) The Company's ownership includes 3.4% of Comfy owned directly and 50% of Trinet's 7.2% ownership of Comfy.

(3) The Company's ownership includes 2.5% of Courses Investment owned directly and 42.5% of Ophir's 5% ownership of Courses Investment.

(4)   The Company sold its interest in Idan on March 27, 1997.

(5)   The Company's ownership reflects 42.5% of Ophir's 4.3% ownership of
      Mainsoft.

(6)   The Company's ownership reflects 42.5% of Ophir's 13.1% ownership of
      Memco.

(7) The Company's ownership includes 1.1% of Teledata owned directly and 42.5% of Ophir's 16.2% ownership of Teledata.

(8) The Company's ownership of Geotek Communications Ltd. is through TODD Investments Limited, of which the Company directly owns 15%.

(9) The Company's ownership reflects 42.5% of Ophir's 13.3% ownership of Industrial Buildings.

(10) The Company's ownership reflects 42.5% of Ophir's holdings of 16.7% in each of the following three companies: Shmey-Bar (I.A.) 1993 Ltd.; Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar Real Estate 1993 Ltd.

(11) The Company's ownership includes 25.2% of Orlite owned directly and 42.5% of Ophir's .2% ownership of Orlite.

SIGNIFICANT RECENT DEVELOPMENTS SINCE BEGINNING OF LAST FISCAL YEAR
-------------------------------------------------------------------

CHANGE OF CONTROL OF AMPAL

      On December 11, 1996, Hapoalim and Ampal entered into an Exchange Agreement (the "Exchange Agreement") pursuant to which Hapoalim and Ampal exchanged all 3,000,000 shares of Ampal's Common Stock, $1.00 par value (the "Common Stock"), owned by Hapoalim for 3,000,000 shares of Ampal's Class A Stock, $1.00 par value (the "Class A Stock"). Ampal's Board of the Directors (the "Board") had formed a "Special Committee" consisting of five outside directors to consider Hapoalim's request to (i) equalize the voting rights of the Common Stock with the voting rights of the Class A Stock and (ii) compensate Hapoalim for the reduction in its voting rights which would result from such equalization. The Special Committee was authorized to negotiate, approve or disapprove any such transaction on Ampal's behalf. The Special Committee retained independent counsel and an independent investment bank to advise it in connection with Hapoalim's proposal. The Special Committee unanimously approved the exchange transaction and recommended that Ampal's Board also approve such transaction and take all actions appropriate to effectuate it. Ampal's Board approved the exchange transaction and the Exchange Agreement by the unanimous vote of all directors then present and voting at a meeting held on December 11, 1996. After such vote, on December 11, 1996, the Special Committee was discharged.

      In the Exchange Agreement, Ampal agreed to recommend to its shareholders that they vote their shares at the next meeting of Ampal's shareholders in favor of an amendment to Ampal's Certificate of Incorporation (the "Certificate") to provide for the removal and elimination of the Common Stock from Ampal's authorized shares and the cancellation of any reference to the Common Stock in Ampal's Certificate. At a meeting held on March 27, 1997, the Board recommended that the shareholders approve such an amendment to the Certificate at the annual meeting to be held on May 28, 1997 (the "Annual Meeting"). Ampal also agreed that until its Certificate is amended as provided above, Ampal will not reissue, resell, transfer, distribute or take any other action with respect to any or all of the Common Stock. Furthermore, until the later of such time as the Certificate is amended as so provided or such time as Hapoalim's interest in Ampal, whether directly or through subsidiaries of Hapoalim, is less than 10% of all of the outstanding shares of the Class A Stock, Ampal will not issue any class of equity security with voting rights that are preferential to the voting rights of the Class A Stock, other than preferred stock that has customary preferential voting rights with respect to the election of members of the Board only in the event of the non-payment of preferential dividends.

      In addition, on December 11, 1996, pursuant to the Stock Purchase Agreement (the "Stock Purchase Agreement"), dated May 12, 1996, among Atad (collectively with Hapoalim, the "Bank"), Rebar Financial Corp. ("Rebar"), Daniel Steinmetz, Benjamin Steinmetz and Raz Steinmetz (collectively, the "Purchasers"), Atad delivered to Rebar 1,500,001 shares of Ampal's Class A Stock in consideration for $11,798,583, previously deposited by Rebar and held in escrow by Hapoalim (plus interest). Mr. Daniel Steinmetz will be a nominee as a director of Ampal at the Annual Meeting. Mr. Raz Steinmetz is currently a director of Ampal and Chairman of the Executive Committee.

      Previously, on June 6, 1996, pursuant to the Stock Purchase Agreement, Atad delivered to Rebar 5,742,351 shares of Ampal's Class A Stock in consideration of $45,167,583.

      Prior to the consummation of the transactions described above, Hapoalim beneficially owned 3,000,000 shares of Ampal's Common Stock (representing 100% of the outstanding Common Stock) and the Bank beneficially owned 10,500,991 shares (assuming conversion of shares of Ampal's preferred stock owned by the Bank) of Ampal's Class A Stock (representing 50.2% of the outstanding Class A Stock). As the holder of all the outstanding Common Stock, as to matters submitted to the vote of the shareholders of Ampal (including the election of directors other than 25% of the Board for whom only holders of Class A Stock could vote), the Bank was entitled to cast a number of votes equal to the total number of votes cast by the holders of Class A Stock, but, in no event, more than ten votes per share of Common Stock. Thus, before the exchange of the Bank's Common Stock for Class A Stock, as described above, the Bank had the power to elect at least approximately 75% of Ampal's directors.

      Following the consummation of the transactions described above, Rebar beneficially owned 7,362,352 shares of Ampal's Class A Stock (representing 31.1% of the outstanding Class A Stock), making it the single largest shareholder of Ampal, and the Bank beneficially owned 6,258,639 shares (assuming conversion of shares of Ampal's preferred stock owned by the Bank) of Ampal's Class A Stock (representing 26% of the outstanding Class A Stock).

      These transactions were executed by the Bank in order to comply with the requirements of the Israeli banking laws requiring the Bank to decrease to 25% or less its holdings in and means of control over Ampal by December 31, 1996. See "Conditions in Israel - Israeli Banking Regulations." Following the consummation of the transactions described above, the Bank owned 5,874,281 shares of Ampal's Class A Stock, representing 24.8% of the outstanding Class A Stock (without assuming conversion of shares of Ampal's preferred stock owned by the Bank).

      On June 19, 1996, Ampal's Board of Directors was increased from 11 members to 14 members by the addition of Messrs. Hillel Peled, Michael W. Sonnenfeldt and Raz Steinmetz at the recommendation of Rebar. Upon the resignation of Mr. Shlomo Recht, effective December 31, 1996, the actual number of directors was 13 with one vacancy. At a meeting of the Board held on March 27, 1997, the Board set the number of directors at 13.

      In connection with the initial closing under the Stock Purchase Agreement, Rebar obtained a bridge loan from The First International Bank of Israel Ltd. (the "Lender"), in Israel, in the amount of $45,580,000, representing approximately 80% of the funds paid at the initial closing. The balance of the funds were contributed to Rebar by Mr. Benjamin Steinmetz, Mr. Daniel Steinmetz and Mr. Raz Steinmetz, Rebar's directors, executive officers and controlling persons. The loan from the Lender bears interest at a floating rate equal to
 .75% above LIBOR. The bridge loan can be prepaid in whole or in part at any time on an interest payment date. Upon repayment of the bridge loan, the Lender has indicated that it is prepared to provide a replacement loan for a period of up to 9-1/2 years, with the interest rate and payment schedule to be determined at that time. Rebar has granted to the Lender a first priority lien and security interest on the Class A Stock acquired pursuant to the Stock Purchase Agreement. If at the end of any quarter the value of the pledged shares is less than the amount of the debt to the Lender, then Rebar is obligated, on demand from the Lender, either to repay the excess portion of the loan or to provide additional collateral. If the excess portion of the loan is not repaid, or additional collateral is not provided, the Lender has the right to call the loan and require it to be paid in full. The loan is guaranteed by Raz Steinmetz to the extent, in the aggregate, of 25% of the amount of the loan.

      In the Stock Purchase Agreement, the Bank and the Purchasers agreed to use all legal means to cause a general meeting of Ampal's shareholders to be held no later than March 31, 1997 (the "Election Meeting") at which they would vote on the election of a 13-member board of directors consisting of three persons recommended by the Bank and ten persons recommended by Rebar. The Bank and Rebar subsequently agreed to postpone such vote until the upcoming Annual Meeting. For the period between the date of the first closing under the Stock Purchase Agreement and the Election Meeting (the "Interim Period"), Messrs. Peled, Sonnenfeldt and Raz Steinmetz were appointed to the Board at the recommendation of Rebar.

      The Bank also agreed that during the Interim Period it would do everything that is required and legal to prevent the Board from adopting resolutions which
(i) might infringe on the Purchasers' rights under the Stock Purchase Agreement,
(ii) authorize a deviation from Ampal's ordinary course of business or (iii) authorize the investment in or sale of Ampal's property at a price of $3 million or more, unless in each case such resolution is consented to by the directors recommended by the Bank and those recommended by the Purchasers, provided that the matter is not contrary to law or any agreement or undertaking of the Bank, the Purchasers or Ampal. In addition, the Stock Purchase Agreement provides that so long as Hapoalim, directly or indirectly, holds at least 8 1/3% of the voting rights in Ampal, the Purchasers will use their best efforts so that the Board shall consist of directors designated by Hapoalim reflecting Hapoalim's proportionate holdings in Ampal.

      Furthermore, pursuant to the Stock Purchase Agreement, the Purchasers agreed that for so long as Hapoalim, directly or indirectly, holds at least 19 1/2% of the voting rights in Ampal, the Purchasers will use their best efforts to preserve Hapoalim's interests in Ampal and to ensure that Hapoalim's interests are not prejudiced by any future activities of Ampal (including by enabling the Bank to participate in future private placements by Ampal in order to maintain its proportionate interest in Ampal).

      The Stock Purchase Agreement further provides that the Purchasers will have certain rights of first refusal with respect to future sales by the Bank of its shares in Ampal. In addition, under certain circumstances, the Purchasers are entitled to purchase from the Bank a number of shares of Class A Stock equal to the number of shares sold by the Bank in market transactions. The Bank has the right, under certain circumstances, to participate in future private sales by the Purchasers of their shares of Class A Stock.

      The Bank and the Purchasers agreed to cooperate to cause Ampal to enter into a registration rights agreement with them which will require Ampal to cooperate with Bank and the Purchasers in order to permit them to publicly offer their shares of Ampal's stock in the United States, Israel or anywhere else that either of them decides, and to permit them to include their shares of Ampal's stock in any public offering by Ampal of its shares anywhere.

      In addition, since Hapoalim no longer controls Ampal, Ampal could lose certain rights granted under a shareholders agreement to select directors to the board of Granite Hacarmel Investments Ltd. ("Granite"). As long as Ampal maintains its current representatives on Granite's Board of Directors, the other shareholder has agreed not to terminate such rights. If, however, Ampal loses these rights, Ampal may no longer be able to account for its holdings in Granite under the equity method of accounting. Furthermore, since Ampal is no longer controlled by Hapoalim, under the terms of a shareholders agreement between Ampal and the other shareholder of Coral World International Limited ("Coral World"), Ampal would have been required, upon the receipt of a notice from the other shareholder indicating its desire to purchase Ampal's shares of Coral World, to seek to sell its shares of Coral World to an outside person (subject to a right of first refusal by the other shareholder) or, failing that, to sell its shares to the other shareholder at a price equal to the greater of the book value or seven times the previous year's earnings per share. The other shareholder has informed the Company that it has waived such rights. See "Energy Distribution - Granite Hacarmel Investments Ltd." and "Hotels and Leisure-Time - Coral World International Limited."

M.D.F. INDUSTRIES LTD. ("M.D.F.")

      M.D.F. the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996. The losses are primarily attributable to the excess of cost of sales per production unit over the selling price. M.D.F.'s sales prices were affected by the decrease in worldwide prices of all wood-connected products, and to the establishment of nearly 30 new plants for the production of medium density fiber boards throughout the world. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believes that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company has recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. will no longer be accounted for as an affiliate of the Company under the equity method of accounting. The Company, however, continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations.

      At Ampal's initiative, the Board of Directors of M.D.F. has approved hiring consultants to study the operations and marketing of M.D.F. to determine if a recovery plan can be implemented. In addition, the owner of the other 50% interest in M.D.F. has agreed to provide additional funds in the amount of up to $2 million to M.D.F., if required for M.D.F. to meet its obligations.

STOCK REPURCHASE PROGRAM

      In March 1995, the Board of Directors of Ampal approved the repurchase by Ampal of up to 2 million shares of its Class A Stock, at market prices from time to time. As of February 21, 1996, Ampal had repurchased 605,400 shares of its Class A Stock at an average price of $6.32 per share. On February 21, 1996, in connection with developments regarding Hapoalim's ownership of Ampal's equity, Ampal announced that it had temporarily suspended purchases under this program. Such suspension is still in effect. See "Change of Control of Ampal."

      For a discussion of other developments regarding the Company's investees and affiliates, see below, particularly "Coral World International Limited," "Orlite Industries (1959) Ltd." and "Pri Ha'emek (Canned and Frozen Food) 88 Ltd."

HIGH TECHNOLOGY AND COMMUNICATIONS
----------------------------------

A.T.V. BROADCASTING LTD. ("A.T.V.")

      On February 25, 1997, the Company acquired a 24.9% interest in A.T.V. Broadcasting Ltd. A.T.V. is expected to submit a bid to the Israeli Ministry of Communications ("MOC") for the establishment and operation of a new cable channel targeted at the Arabic-speaking population of Israel. Roll Communications Ltd., a prominent media company, has a 10% equity interest in A.T.V.

      Prior to the submission of the bid, the Company invested $37,350 in A.T.V. Should A.T.V. be selected by the MOC to manage and operate the cable channel, Ampal will be required to invest an additional $196,875 and to make available $406,250 as a loan. Ampal may also be required to provide additional financing.

      It is anticipated that the cable channel will be carried by regional cable companies and that its signal may be made available to the entire population of the Middle East via satellite. Furthermore, for the first time, an Israeli cable channel will be licensed to sell advertising time.

BREEZE WIRELESS COMMUNICATIONS LTD. ("BREEZE")

      In June 1995, the Company invested $1 million to acquire a 13.6% equity interest in Breeze. The Company's interest was diluted to 8.5% in 1996.

      Breeze, formerly known as Lannair, Ltd., is an Israeli company which develops, manufactures and markets wireless local area networks ("LANS") for computers, using license-free, spread spectrum radio technology. Breeze's product strategy focuses on two product lines, wireless LANS for personal computers and notebooks and wireless remote bridges and modems. Breeze has a distribution network with more than 100 distributors in 45 countries. It has a United States subsidiary which develops sales and provides support to customers on the American continent.

COMFY INTERACTIVE MOVIES LTD. ("COMFY")

      As of December 31, 1996, Ampal Industries (Israel) owned a 3.4% equity interest in Comfy. Trinet Venture Capital Ltd. ("Trinet"), the Company's 50%-owned venture capital fund, owned, as of December 31, 1996, a 7.2% equity interest in Comfy. In addition to its equity interest, the Company owns 6,255 options to purchase Comfy common stock with an exercise price of $46 and Trinet owns 1,390 options to purchase Comfy common stock with an exercise price of $46 per share. All such options are exercisable until December 11, 1999. Comfy is developing and marketing a computer keyboard and interactive movies specially designed for children ages 1-6.

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

      The Company has entered into a shareholders' agreement pursuant to which it has agreed to vote all of its shares in favor of all of the nominees nominated by the other parties to the agreement to Idan's board of directors, and for so long as it holds at least 70% of the shares it purchased in a private placement from Idan, the other shareholders have agreed to vote in favor of the Company's nominee to Idan's board of directors.

      The Company owned 7.9% of Idan, which it purchased in 1993. On March 27, 1997, the Company sold its interest in Idan to Idan's principal shareholder for approximately $945,000. The Company will record a small gain with respect to this transaction. Idan is quoted on NASDAQ NM under the symbol "IDANF."

M SYSTEMS FLASH DISK PIONEERS LTD. ("M SYSTEMS")

      In January 1995, the Company acquired 260,416 common shares of M-Systems, equal to a 4.1% interest, for $1 million and received warrants to purchase an additional 130,206 common shares at $4.61 per share until June 30, 1998. M Systems is an Israeli company that designs, develops, manufactures and markets innovative software and hardware data storage solution. During 1996, M-Systems sales increased by 80%. M-Systems also signed strategic alliance agreements with several large companies. During 1996, the Company sold 55,000 common shares of M-Systems for a net gain of $.3 million after taxes.

      M Systems' shares are quoted on NASDAQ under the symbol "FLSHF."

TELEDATA COMMUNICATION LTD. ("TELEDATA")

      Teledata designs, develops, manufactures, markets and supports advanced wireline and wireless customer access network equipment for telephone operating companies worldwide. Its products enable telephone operating companies to enhance the capacity, reach and functionality of the network of transmission links that connects subscribers to a local exchange, generally known as the "local loop" or "customer access network." Using Teledata's products, telephone operating companies can quickly and cost-effectively deploy new networks using fiber, copper or radio links and upgrade the existing infrastructure in order to substantially increase the number of subscribers that can be served and improve the scope and quality of service offered.

      During 1996, Ophir sold 250,000 Teledata ordinary shares for $4 million. The Company's net gain on sale was $.5 million net of taxes. As of December 12, 1996, Ophir beneficially owned 16.2% of Teledata's ordinary shares. On March 14, 1997, Teledata filed a registration statement with the Securities and Exchange Commission (the "SEC") in connection with the sale of 2,700,000 ordinary shares. It is anticipated that Ophir will participate in the offering as a selling shareholder and will sell 330,000 ordinary shares. As a result, should the offering be completed as currently structured, Ophir will own approximately 11.4% of Teledata's ordinary shares (assuming that the underwriters do not exercise their over-allotment options). During 1996, Ampal Industries sold 113,624 ordinary shares for a net gain of $1 million after taxes and 31,800 ordinary shares in the first quarter of 1997 reducing its holdings in Teledata to 88,000 ordinary shares.

      Ampal Industries, Ophir and a subsidiary of Hapoalim are currently contemplating entering into a shareholders agreement with respect to voting on the election of directors and other matters presented to the shareholders of Teledata.

      Teledata's shares are quoted on the NASDAQ NM under the symbol "TLDCF."

TRINET VENTURE CAPITAL LTD. ("TRINET")

      In February 1994, the Company and ICH, established Trinet, a venture capital fund for investments in high-technology ventures in Israel including start-up entities. Each of the Company and ICH had committed to invest up to $2.5 million in Trinet. In 1996, the commitment was increased by $4 million ($2 million each). Trinet is managed by Trinet Investment in High-Tech Ltd. which is 37.5%-owned by each of the Company and ICH. The balance is owned by an officer of Trinet.

      At the end of 1995, Trinet owned a 66% interest in Imagenet Ltd. ("Imagenet"), a company engaged in research and development activities related to computer systems, software and hardware. Because of various share issuances by Imagenet in 1996, Trinet's interest in Imagenet was reduced to 49.2%. Because of the dilution and unrealized gain in 1996, the Company recorded a net gain of $1 million after taxes.

      In 1995, Trinet invested $900,000 for a 51% interest in Smart-Link Link Ltd. ("Smart-Link"), a developer and marketer of multimedia products. In 1996, Trinet increased its holdings in Smart-Link to 60.1% through an investment of an additional $600,000. Between November 1996 and April 1997, other investors invested or committed to invest $4 million in Smart-Link. It is therefore anticipated that by April 1997 Trinet's holdings in Smart-Link will decrease to approximately 40.6%. As a result of Trinet's realized gain, the Company recorded a net gain of $1.1 million, after taxes.

      In December 1996 and January 1997, Trinet invested an aggregate amount of $1 million for a 62.2% interest in Nulan Technologies Ltd., a developer, producer and marketer of communications and multimedia products.

      Trinet also has a 7.2% interest in Comfy, see "Comfy Interactive Movies Ltd.;" a 5.7% interest in Logal Software and Educational Systems Ltd. ("Logal"), a developer and marketer of computer-integrated educational systems for scientific instruction in educational systems (Trinet's holding was diluted to 5.7% as a result of a public offering completed by Logal in February 1996); and a 2% interest in Peptor Ltd., a developer of advanced pharmaceutical products based on synthetic peptide.

U.D.S. - ULTIMATE DISTRIBUTION SYSTEMS LTD. ("U.D.S.")

      In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest in U.D.S. and three-year options to acquire an additional 4.4% equity interest.

      U.D.S., formerly known as Barshar Ltd., is an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry. Its products allow savings in the cost of distribution and increased management control over routing of products and people. Its software has been adopted by Coca Cola-Europe, El Al Airlines, three Israeli medical centers as well as by a major beer distributor in the United States, for the management of personnel ground transportation.

ENERGY DISTRIBUTION
-------------------

GRANITE HACARMEL INVESTMENTS LTD. ("GRANITE")

      Granite owns the Sonol group of companies, the second largest Israeli distributor of refined petroleum products. Supergas, a wholly-owned subsidiary of Granite, is the third largest marketer and distributor in Israel of liquified petroleum gas. Through its subsidiaries, Granite also manufactures and markets lubricating oils and automotive batteries.

      During 1996, Sonol had a net gain of six public gas stations to its network. As of December 31, 1996, Sonol supplied petroleum products to 157 public gas stations in Israel, of which 110 are owned by or leased to Sonol. Sonol sold approximately 2.1 and 2.4 million metric tons of refined petroleum products and lubricating oils in 1996 and 1995, respectively. The main sources of the decrease were reduced sales to large customers and the termination of sales to areas controlled by the Palestinian Authority as of September 1, 1996.

      Pursuant to the recommendation of a committee appointed by the Minister of Energy and Infrastructure, the Minister announced his intention to change the policy which required petroleum companies to hold emergency stocks of crude oil and refined products and to separate them from the operating inventories of the oil companies. For the period which commenced November 1996 and ended February 1997, the requirement to hold emergency stocks of heavy fuel oil was gradually reduced. Also, the government intends, in 1997, to separate the storage of refined products included in the emergency stocks from the storage of inventories used in current operations, and in the future, to have tender offers to determine the party who will hold the emergency stocks in storage facilities specially designated by the government.

      In accordance with the government ordinance issued by the Minister of the Finance and the Minister of National Infrastructures regarding the supplying of aviation kerosene (hereinafter "ATK") to the airline companies at Ben-Gurion Airport, as of September 1, 1996, Aviations Services Ltd. (an affiliate of Granite) (hereinafter, "Aviation Services") ceased to be the sole supplier of ATK. Sonol was one of the suppliers of ATK to Aviation Services for many years. As a result of the cancellation of the right of Aviation Services to supply ATK, Sonol will, like other fuel companies, become a direct supplier of ATK to the airline companies at Ben-Gurion Airport. The decree also determined the prices for refueling services and for infrastructure services provided to the airline companies at Ben-Gurion Airport. In accordance with agreements signed with the budget division of the Finance Ministry and with the Airports Authority, Aviation Services will provide the refueling services and its 50% owned subsidiary, Aviation Properties Ltd., will provide the infrastructure services. The agreements do not provide Aviation Services with exclusivity in providing refueling services at Ben-Gurion Airport.

      On September 1, 1995, the Israeli government published a decree, the purpose of which is to regulate infrastructure rates in the fuel economy. The decree establishes, among other things, the various types of infrastructure services and the maximum prices allowed, as well as the method for updating the prices.

      An appeal filed by Sonol, together with appeals filed by Paz and Delek, fuel marketing companies, against a June 1993 ruling by the Controller of Restrictive Trade Practices declaring that the exclusive agreements entered into between the fuel marketing companies and filling station operators are restrictive trade agreements, is now pending in the District Court in Jerusalem.

      The Controller of Restrictive Trade Practices, on December 14, 1995, amended the above ruling following a compromise arrangement reached between Sonol and Paz in their above mentioned appeals. Under the terms of the compromise arrangement, Sonol agreed to release 36 stations not subject to an "Accepted Leasing Agreement" as defined in the arrangement and the Controller of Restrictive Trade Practices will rescind his ruling regarding other stations in which Sonol is party to such an "Accepted Leasing Agreement." Several appeals were filed in the Israeli Supreme Court against this arrangement, all of which were rejected on December 2, 1996. The Court ruled that the Controller of Restrictive Trade Practices had the authority to enter into the above arrangement. As a result, Sonol released the 36 stations from the exclusive agreements it had with them and is in the process of rescinding its appeal.

      Sonol and Delek jointly own the rights to the Dalkan 2000, a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997, the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the Dalkan 2000 system between Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, Sonol and Delek agreed to divide the Dalkan 2000 system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preferences, to enter into an agreement with either of the companies. The implementation of the separation agreement will be carried out in stages from September 1997 to December 1998.

      A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators is currently before the Knesset.

      A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the President of the Supreme Court and law faculties for their comments.

      At this time, it is too early to estimate the effects of the foregoing developments on the overall Israeli fuel market in general, and on Sonol in particular.

      In order to attempt to offset adverse effects of reforms in the energy market, Sonol continues to emphasize improving efficiency through modernization and aggressive but selective expansion. Furthermore, Granite is pursuing a policy of diversification. In 1993, Granite established a subsidiary, Granite Hacarmel Properties (1993) Ltd. ("Granite Properties") which invests in real estate projects in Israel. In early 1996, Granite Properties, through a subsidiary, entered into an agreement to invest approximately $22 million to acquire 10% of the equity of Nitzba Holdings Ltd., a company mainly involved in holding and developing real estate projects. For an additional investment of Granite, see "Ophir Holdings Ltd."

      Sonol is negotiating to acquire franchises from fast food chains and a fuel pump manufacturer. Furthermore, Sonol has implemented self-operation of public service stations. As of December 31, 1996, 29 such stations were operated by Sonol and this figure is expected to increase during 1997.

      During 1996, as a result of additional purchases of shares by the Company, the Company's ownership of Granite increased to 21.5%, as of December 31, 1996. Warrants held by the Company expired in 1996 and were not exercised. The Company is party to an agreement with the other shareholders of Granite which expires on February 8, 1998, and which entitles the Company to appoint three of the eleven members of Granite's board. The Company and these shareholders, who currently own an aggregate of 83.2% of Granite, have also agreed to certain restrictions on transfer and to vote together at general meetings of Granite's shareholders. This agreement is terminable on 120 days' notice if a party (or a related group) acquires more than 43% of Granite's share capital. During 1994, one of the parties to the agreement acquired the interest of another and now owns 56.2% of Granite's share capital. The shareholder and the Company have agreed to negotiate a new or amended agreement and have entered into an interim agreement which provides for the Company's continuing right to designate three members of Granite's board until February 8, 1998 (the stated expiration date of the current agreement), provided that there is no change in control of Ampal. Notwithstanding the recent change in control in Ampal, as long as Ampal maintains its current representatives on Granite's Board of Director, the shareholder has agreed not to terminate the interim agreement. If the Company ceases to exercise "significant influence" over Granite, under applicable accounting principles (which the Company believes it continues to exercise by virtue of its ownership interest and board representation) the Company would no longer be permitted to account for its holdings in Granite under the equity method of accounting, and the Company's reported earnings could be adversely affected.

HOTELS AND LEISURE-TIME
-----------------------

CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

      Coral World, which is 50%-owned by the Company, owns or controls marine parks in Eilat (Israel) and Perth and Manly (Australia). Coral World's marine park, located in Eilat is next to coral reefs and visitors at this park view marine life in its natural coral habitat through large underwater windows. Coral World's marine parks in Perth and Manly, Australia allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World's food and beverage facilities and retail outlets are a significant revenue source. Coral World and its affiliated companies employed a total of 182 persons as of December 31, 1996.

      In 1996, Coral World's parks had a total of approximately 1.1 million visitors. In September 1995, Coral World's marine park in St. Thomas was damaged by two hurricanes and was closed. Under an insurance policy, $1.1 million was recovered. Coral World is in a dispute with another insurance company and its agent with respect to its claim for up to $1.2 million of additional coverage. It is too early to determine the outcome of this dispute or when this park will be re-opened. On September 27, 1996, a wholly owned subsidiary of Coral World sold its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and Coral World recorded a loss on sale of approximately $5 million (the Company's share is $2.5 million, $1.7 million net of taxes). In addition, in May 1996, Coral World's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and Coral World recorded a loss of approximately $2 million (the Company's share is $1 million, $0.7 million net of taxes) to adjust the carrying value of its investment to net realizable value.

      Coral World is constructing a new marine park in Maui, Hawaii, at an estimated cost of $18 million. This facility is expected to open in early 1998.

COUNTRY CLUB KFAR SABA LIMITED ("KFAR SABA")

      Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse.

      The Club, which has a capacity of 2,000 member families, had approximately 1,900 member families for each of the 1995/96 and 1996/97 seasons. The construction cost of the Club was $5.2 million, which was financed principally with debt which is expected to be repaid by 2000. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP ("HOD HASHARON")

      On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million.

      Hod Hasharon operates a similar country club facility (the "H.H. Club") in Hod Hasharon, a town adjacent to Kfar Saba. The H.H. Club, which has a capacity of 1,600 member families, had approximately 1,560 member families for the 1996/97 season compared with 1,345 member families for the 1995/96 season. The H.H. Club, which opened in July 1994, was constructed at a cost of $4.8 million, of which $2.1 million was borrowed from banks.

MORIAH HOTELS LTD. ("MORIAH")

      Moriah, which is 46%-owned by the Company, is one of the largest hotel chains in Israel based both upon the number of rooms and the number of locations.

      The following chart provides certain information with respect to hotels Moriah owns or operates:

                                                NO. OF                MORIAH'S
LOCATION                 CATEGORY               ROOMS                  INTEREST
--------                 --------               -----                  --------
Jerusalem                Luxury                  292                  Owns
Eilat                    Luxury                  306                  Owns
Dead Sea                 Luxury                  220                  Owns
Tel Aviv                 Luxury                  355                  Leases(1)
Tiberias                 Luxury                  265                  Leases(2)
Dead Sea                 First Class             196                  Manages(3)
Zichron Yaakov           Economy                 112                  Manages(3)
Nazareth                 Economy                 120                  Manages(3)
                                               -----
Total                                          1,866

----------

(1) Net lease which expires in 2006.
(2) Net lease which expires in 2001.
(3) Management agreement which expires in 2004.

      Moriah's competitive position has been enhanced by operating out of more locations than any other chain in Israel, improving its facilities and providing high quality service to its guests. During 1996, Moriah spent approximately $18 million on general improvements and renovations, including $12 million on the Tel Aviv hotel. The Tel Aviv hotel, which has completed a $16 million renovation, of which $4 million was provided by the landlord, was closed in November 1995 and partially reopened on April 18, 1996.

      Tourist arrivals in Israel during 1996 and 1995 were 2.2 million and 2.5 million, respectively. Moriah's occupancy rate was 63% (65%, exclusive of the economy hotels) in 1996 and 72% (75%, exclusive of the economy hotels) in 1995. The average occupancy rate in the Israeli hotel industry during 1996 was 68%. Moriah's average room rate (expressed in dollars) decreased by 7.6% in 1996 compared to 1995.

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

      Moriah employed approximately 1,650 persons as of December 31, 1996.

      The Moriah-owned Dead Sea hotel is located on the shore of a pool adjacent to the Dead Sea. Because of industrial activities at the pool, its water level has been rising to levels that threaten the hotel structure. Moriah litigated the costs of protective measures and compensatory damages. As a result of a settlement of the litigation in 1995, all actions and counter-actions filed by the parties to the litigation were withdrawn. However, Moriah retained the right to sue Dead Sea Works, one of the original defendants in the litigation, for damages due to any further rise in the sea level.

      In December 1995, Moriah entered into an agreement with Radisson SAS, the international hotel chain, pursuant to which Moriah has been granted a 30-year exclusive franchise in Israel. Moriah's hotels have been renamed to include the Radisson name and are now included in the Radisson reservation network. The agreement also grants Moriah the right to operate hotels in Jordan under the name Radisson Moriah.

REAL ESTATE, FINANCE AND OTHER HOLDINGS
---------------------------------------

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

AM-HAL LTD. ("AM-HAL")

      Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles south of Tel Aviv. The center, which was completed in March 1992, includes 160 apartments which were fully occupied on December 31, 1996 with a waiting list for 5 apartments, an 80-bed geriatric ward which has a 90% occupancy rate, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward, with a minimum rent of $340,000 per year.

      The Company and a subsidiary of The Israel Corporation, a major Israeli holding company, each own 50% of Am-Hal. The aggregate cost of the center was approximately $21 million, and was financed principally by loans made or guaranteed by the shareholders and refundable tenant deposits. These loans have been repaid.

      Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, among other, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv. The joint venture intends to build a senior citizens center on this site, a building of approximately 225,000 square feet (the building in Rishon Le-Zion is approximately 120,000 square feet) including 4,500 square feet of underground parking. It is anticipated that the center will include 280 apartments. The joint venture anticipates that the center will be opened towards the end of 1999.

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

      It has been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by the Holding Companies were substantially similar to the lending practices of the other Israeli banks and, to that extent, the Company may be subjected to the same possible claims. One claim in the amount of 2.7 million New Israeli Shekels ("NIS" or "shekels") (approximately $805,970) has already been asserted and a judgment by the High Court of Appeals has not yet been rendered. It is too early to determine the extent of any additional claims which may be asserted in this regard or the outcome of any such claims. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. The Company expects to continue to vigorously defend the claim which has been asserted.

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

      Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $35.6 million of these debentures were outstanding as of December 31, 1996. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

      Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 57,000 square feet commercial property located in Tel Aviv which houses its principal offices. A portion of this property is net leased to Hapoalim and another portion is net leased to Moriah. Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this Report.

AMPAL REALTY CORPORATION ("AMPAL REALTY")

      In June 1995, Ampal Realty purchased real property on which an approximately 290,000 square foot office building is located for, approximately $45 million. The building is located at 800 Second Avenue, New York, New York. The building is 43.9%-occupied by the Consulate of the Government of Israel in New York and many other Israeli government offices. Prior to the conversion (the "Conversion") of the building into an office condominium, which is described below, the Government of Israel leased its space under a lease which would have expired on December 31, 2009, with an option by the lessee to extend for an additional six years.

      The original purchase was partially financed by a loan of $30 million from Hapoalim at an interest rate based on a three-month London Interbank Offered Rate plus 1% which was to have matured on the initial expiry date of June 28, 1996. As originally contemplated, Ampal Realty has requested, and Hapoalim has agreed, to extend the repayment of the balance of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. Ampal guaranteed $20 million of this loan. Concurrent with the Conversion, Ampal Realty repaid $15 million of the outstanding principal of the loan and the guarantee was reduced to $10 million.

      On December 12, 1996, the building was converted into an office condominium. Following the Conversion, on January 31, 1997, the Government of Israel purchased a condominium unit consisting of floors 10 through 18 for a purchase price of $31 million.

      Currently, 58% of the space owned by Ampal Realty is occupied.

      The Company owns 94% of Ampal Realty. An unrelated party owns the remaining 6%. The Company and the other party have entered into a shareholders' agreement which requires each of them to provide financing and guarantees on a basis pro rata to its percentage shareholding in Ampal Realty.

      During 1996, Ampal Realty recorded approximately $7.9 million in rent.

      Ampal Realty intends to offer for sale or long term lease its remaining interests in the building.

BAY HEART LIMITED ("BAY HEART")

      Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 57,600 square feet of retail and approximately 17,750 square feet of storage and other space expiring in 2001. As of December 31, 1996, approximately 99% of the Mall premises was occupied, primarily under two-year leases, with options to extend for four additional years, except for anchor tenants. The total cost of the Mall was approximately $53 million, which was financed principally with debt. The Company owns 37% of Bay Heart.

      Bay Heart owns a 50% interest in 875 acres of land adjacent to the Mall. The remaining 50% interest is held by an unrelated group of investors with whom Bay Heart entered into a joint venture agreement. Bay Heart also owns 30,000 square feet of land adjacent to the Mall. These plots of land are intended to be used for the construction of an addition to the Mall.

      Bay Heart is a party to a Letter of Intent with both the Ports and Railways Authority and a subsidiary of the Egged bus company regarding the establishment of a joint company, in which each will be equal investors, for the construction of a transportation and business complex next to the Mall. This project will include the construction of both a bus terminal and train station. The land for this project is owned by the Ports and Railways Authority which, pending proper regulatory approval, is expected to make it available to the joint company.

      See "Certain United States and Israeli Regulatory Matters-Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Bay Heart.

EPSILON INVESTMENT HOUSE LTD. ("EPSILON")

      In January 1995, the Company invested $1.5 million and acquired 20% of Epsilon and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

ETZ VANIR LTD. ("ETZ VANIR") AND YAKHIN MATAIM LTD. ("YAKHIN MATAIM")

      Both Etz Vanir and Yakhin Mataim cultivate orange, grapefruit, clementine, lemon and avocado groves in Israel, both for export and domestic use, pursuant to various long-term land leases which, including renewal options, do not expire until the mid-21st century. These properties are located near the city of Netanya between an existing and a proposed highway. Approximately 1,200 acres are presently under cultivation by these two companies.

      Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal") which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, Ampal had requested that an Israeli court declare the agreement null and void, and, in its response, Yakhin Hakal had stated that the companies owed it approximately $4 million for services it had rendered to the companies. The court ruled that Ampal and Yakhin Hakal should jointly appoint an additional director of these companies, who will cast the deciding vote in cases of dispute. Yakhin Hakal filed an appeal and requested a stay concerning the implementation of the court's ruling. The appeal was denied by the Israeli Supreme Court. The parties subsequently agreed to the appointment of the Honorable Dov Levine, a retired judge, as the additional director with the deciding vote. In addition, both Ampal and Yakhin Hakal have appointed independent accountants who will jointly prepare Etz Vanir's and Yakhin Mataim's financial statements. Etz Vanir and Yahkin Mataim have not reported their financial results to Ampal since 1990 and therefore, their financial results have not been included in the Company's financial statements.

      In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding seeking to cause Etz Vanir and Yakhin Mataim to redeem perpetual debentures owned by Ampal for approximately $700,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. Ampal is contesting this legal proceeding. Though a hearing has been held, no judgment in this case has been rendered as of the date hereof. See "Legal Proceedings."

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

      Industrial Buildings owns approximately 12.3 million square feet of space in industrial buildings throughout Israel. It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property.

      The buildings which are owned by Industrial Buildings are leased to approximately 2,430 lessees under net leases having terms of up to ten years. See "Conditions in Israel-Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Industrial Buildings. The average occupancy rate in buildings owned or leased by Industrial Buildings was approximately 89% at December 31, 1996.

      Industrial Buildings' plans include building a project in the Tel Aviv area comprising approximately 448 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 156,000 square feet and parking facilities of approximately 883,000 square feet.

      Approximately 7.2% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the ongoing peace process will have an effect on this space. See "Conditions in Israel."

      Industrial Buildings was founded as an Israeli Government company in 1961. In 1988, Industrial Buildings first offered its shares to the public and its shares are traded on the TASE. In 1993, the Government of Israel privatized the company by selling its 51.3% stake in Industrial Buildings. Since the privatization, Industrial Buildings has focused on improving financial results, by decreasing staff and overhead costs and aggressively negotiating lease renewal terms. Mivnat Holdings Ltd. ("Mivnat"), a holding company in which Ophir has a 25% interest, purchased the Government's interest in Industrial Buildings. Ophir's investment in the holding company was approximately $50 million. Ampal owns 42.5% of Ophir. Industrial Buildings' policy is to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 2000. In December 1996, Industrial Buildings distributed a dividend of approximately NIS 45 million ($13.8 million).

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

OPHIR HOLDINGS LTD. ("OPHIR")

      Ophir is a holding company that holds interests in high technology and real estate companies including Teledata Communication, Ltd. and Industrial Buildings (which are discussed elsewhere in this Report). In addition, Ophir has invested in two mutual funds and two start-up companies in the fields of biotechnology and software. Ophir is 42.5%-owned by the Company.

      Ophir owns, through a wholly-owned subsidiary, seven real estate properties located in Israel aggregating approximately 118,360 square feet. Two of these properties are leased to Hapoalim or its subsidiaries. For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Ophir, see "Certain United States and Israeli Regulatory Matters--Certain Israeli Real Estate Tax Matters."

      The Company and ICH, which also owns 42.5% of Ophir, are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir.

      Ophir has developed approximately 60,000 square feet of office and commercial space and approximately 59,000 square feet of parking space on property owned by it in Petach Tikva, Israel. On December 11, 1996, Ophir entered into an agreement to sell this space and property for $11.5 million, with an expected net profit of $2.5 million. The pre-conditions for this sale have not yet been satisfied.

      Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they intend to develop a 120,000 square foot building for both industrial and commercial uses. The estimated cost of development of this project is $10 million. Ophir's share of the property and joint venture is 70%. It is anticipated that the joint venture will receive regulatory approval for the development of an approximately additional 38,700 square feet.

      Ophir owns a 16.7% interest in the Shmey-Bar group of companies ("Shmey-Bar"). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. ("Hamashbir Hamerkazi") for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir's interest in Shmey-Bar was acquired with a nominal investment accompanied by a $2.6 million shareholder's loan.

      Ophir is, through a wholly-owned subsidiary, a limited partner in Clark/67 Associates L.P. ("Clark/67") which purchased an office building in New Jersey for $3.2 million. Ophir invested $250,000 of Clark/67's $500,000 capital.

      On October 17, 1996, Memco Software Ltd. ("Memco"), a provider of computer security solutions, conducted its initial public offering of 3,870,000 ordinary shares (including 450,000 over-allotment shares) at $15.00 per share. Memco sold 3,450,000 of these shares and received net proceeds of approximately $46 million, and existing shareholders sold 420,000 shares. Prior to the offering, Ophir owned a 17.9% interest in Memco, which it purchased for $2.5 million. Ophir sold ordinary shares in the offering, reducing its ownership interest to 13.1%. Ophir continues to hold 2,026,388 shares of Memco. The Company recorded a fourth quarter gain of approximately $1.2 million, after taxes, with respect to the offering.

      In December 1994, Ophir invested approximately $6.75 million and acquired 33% of a 60,000 square foot property in Tel Aviv. The owners of the property have begun construction of a building on the property consisting of 229,000 square feet of office space, 22,000 square feet of commercial space and 500 parking spaces at a total cost of approximately $30 million. In addition, Granite invested $3 million and acquired 17% of this property. Since January 1995, Ophir and Granite have invested additional funds for the construction of the building. On February 20, 1997, Ophir, Granite, and an unrelated third party, Zeus Investments Ltd., entered into an agreement with Revadim (Properties) Ltd., a subsidiary of Hapoalim, to sell their interests in the property. Pursuant to the agreement, Granite and Ophir will sell their entire interests and Zeus will sell a portion of its interest. Granite's share of the consideration will be approximately NIS 36 million (approximately $10.7 million) and Ophir's share will be approximately NIS 70 million (approximately $20.9 million). Completion of the sale, which will take place upon the completion of the building, is expected to take place by December 31, 1997. Upon completion of the building, Ophir and Granite's portion of the total cost of the building will become available. At such time, Granite and Ophir are expected to announce their net profits after taxes.

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

      For information regarding Ophir's interest in Teledata, see "Teledata Communication Ltd."

RENAISSANCE ISRAEL

      In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC. (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. The Company had invested an aggregate of $2.8 million in Renaissance Israel, as of December 31, 1996, with an additional commitment of $200,000. The Company has a representative on the Executive Committee of the Renaissance Fund and is entitled to certain potential co-investment opportunities.

      In March 1995, Renaissance Israel and the Renaissance Fund (together, the "Funds") invested a total of approximately $29 million and acquired a 24.9% interest in a holding company which acquired 100% of the shares of Shikun U'Fituach le-Israel Ltd. ("SHOP") from the Israeli government for approximately $293 million, of which approximately $175 million consisted of non-recourse debt financing from banks. The Company's interest and share of the investment in this holding company is 0.7% and $850,000, respectively. SHOP is one of Israel's largest housing and development companies whose activities include residential and industrial construction as well as infrastructure for residential areas.

      In March 1995, the Funds invested a total of approximately $8 million and acquired 25.1% of Clalcom Ltd. ("Clalcom"). Clalcom is engaged in the telecommunications business in Israel and is expected to take part in a bid to be the second international telecommunications carrier in Israel. On September 3, 1996, the Renaissance Fund made an additional investment in Clalcom in the form of a capital note, as part of a $3,000,000 investment in Clalcom's American subsidiary, Network-One Inc. ("NetOne"). NetOne is developing a date fax transmission network to compete with traditional voice transmission services. The capital note is convertible into ordinary shares of Clalcom at any time. The principal amount of the note is payable at any time subsequent to August 2016, if not earlier converted.

      On June 20, 1996, the Company invested $1.5 million for 15% equity interest in TODD Investment Ltd., which in turn owns 1,000 units of Geotek Communications Inc. a wireless telecommunications company. Each unit consist of one share of Series N, Cumulative Convertible Preferred Stock, which is convertible into ninety-one shares of common stock (subject to adjustment), and five-year warrants to purchase an additional thirty shares of common stock at an exercise price of $11.00 per share. The preferred shares will pay a dividend, payable in common stock, at a rate of 10% per annum.

BASIC INDUSTRY
--------------

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

      In 1996, Carmel invested $25 million for machinery and infrastructure. On December 1996, one of Carmel's plants was relocated to a leased property in Caesarea, Israel and a second plant is expected to be moved in the Summer of 1997. As of December 31, 1996, Carmel employed 820 persons.

      As of December 31, 1996, the Company owned 20.7% of the shares of Carmel, of which 0.3% were acquired during 1996. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business and on a competitive basis.

DAVIDSON-ATAI PUBLISHERS LTD. ("DAVIDSON-ATAI")

      On February 27, 1997, the Company sold its 20.7% interest in Davidson-Atai, a publishing company, to principals of Davidson-Atai for approximately $100,000. The transaction yielded a nominal profit for the Company.

M.D.F. INDUSTRIES LTD. ("M.D.F.")

      M.D.F. the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996. The losses are primarily attributable to the excess of cost of sales per production unit over the selling price. M.D.F.'s sales prices were affected by the decrease in worldwide prices of all wood-connected products and to the establishment of nearly 30 new plants for the production of medium density fiber boards throughout the world. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believes that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company has recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. will no longer be accounted for as an affiliate of the Company under the equity method of accounting. The Company, however, continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations.

      At Ampal's initiative, the Board of Directors of M.D.F. has approved hiring consultants to study the operations and marketing of M.D.F. to determine if a recovery plan can be implemented. In addition, the owner of the other 50% interest in M.D.F. has agreed to provide additional funds in the amount of up to $2 million to M.D.F., if required for M.D.F. to meet its obligations.

ORLITE INDUSTRIES (1959) LTD. ("ORLITE")

      Orlite, formerly known as Orlite Engineering Company Ltd., is one of Israel's largest manufacturers of composite material products for military and civilian applications, including specialized fireproof ammunition storage containers for the Israeli Merkava tank, ballistic helmets for military and police use, specialized aerospace components, outdoor storage distribution cabinets for telecommunications, cable and electrical switching equipment and filament wound non-metallic pressure vessels for agriculture and industrial water treatment systems.

      Orlite's markets are changing due to spending cuts undertaken by the Israeli Ministry of Defense ("MOD"). As a result, Orlite expects no growth in sales to the MOD, which previously represented almost 90% of Orlite's sales, and is focusing on sales of its civilian products which have grown to more than 50% of Orlite's sales and which Orlite believes will continue to constitute its most important growth segment.

      Orlite's largest growth products are its composite outdoor storage cabinets which house electrical, cable and telecommunications equipment and are less susceptible to adverse weather conditions than metal cabinets. In 1996, Israel Electric Corp. and Bezeq

(the Israeli telephone company) accounted for a substantial portion of Orlite's civilian sales. Orlite seeks to expand its sales base by, among other methods, developing other applications for its technology and exporting its products.

      As of December 31, 1996, Orlite employed 150 permanent workers and 15 temporary workers. Orlite owns its manufacturing facilities.

      During 1996, as a result of additional purchases of shares by the Company, the Company's direct and indirect ownership of Orlite was increased to 25.3% as of December 31, 1996.

      On December 19, 1996, the Company entered into two agreements with ICH to sell its direct holding in Orlite and the subsidiary which holds such interest in Orlite for an aggregate purchase price of $5.2 million, plus interest. The Company is expected to record a gain of $.8 million ($.5 million net of taxes). These sales are subject to regulatory approval.

PARADISE INDUSTRIES LTD. ("PARADISE")

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

      Paradise recorded losses in 1996, primarily in the third quarter, because of increased advertising and promotional expenses in connection with a new marketing program and general operating expenses.

      The Company currently owns 85.1% of the share capital of Paradise.

PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD. ("PRI HA'EMEK")

      On December 23, 1996, the Company transferred its 58.5% equity interest in Pri Ha'emek, which constituted its entire holdings, to Agrifarm International Limited ("Agrifarm"), an unrelated British company. The sale was made pursuant to an agreement entered into between Ampal Industries and Agrifarm on October 11, 1996. Pri Ha'emek processes and packages frozen vegetables, canned juices and other vegetables and citrus products in Israel and markets its products primarily in Israel and Europe and, to a lesser extent, in North America and Japan.

      As part of the same transaction, the following were effected: (i) the Company waived its rights to receive the outstanding balance of loans made by it to Pri Ha'emek in the amount of NIS 7,897,796 (equal to $2,415,967, based upon the exchange rate between the shekel and the U.S. dollar on the date of transfer); (ii) the Company assigned to Agrifarm loans in the amount of NIS 3,033,720 (equal to $928,027) due from Pri Ha'emek; (iii) the Company transferred to Agrifarm $1,500,000, which amount Agrifarm transferred to Pri Ha'emek in exchange for which Hapoalim released the Company from guarantees of debts of Pri Ha'emek totaling $1,500,000; (iv) the Company transferred NIS 2,045,812 (equal to $625,822) to Pri Ha'emek; and (v) Agrifarm granted to the Company an option to repurchase Pri Ha'emek shares from Agrifarm for one and one-half years at a price of NIS 0.50 per share. Since Agrifarm has purchased additional shares of Pri Ha'emek from another shareholder of Pri Ha'emek, the Company's option has been set at a figure equal to 8.3% of Pri Ha'emek's shares. See "Management's Discussion and Analysis of Financial Condition and Operations" for information on the results of these transactions.

EMPLOYEES
---------

      As of December 31, 1996, Ampal had 12 employees including one employee whose compensation is shared with Hapoalim. Ampal (Israel) had 9 employees and Ampal Industries (Israel) Ltd. had 5 employees as of that date. Relations between Ampal and its employees are satisfactory.

                             CONDITIONS IN ISRAEL
                             --------------------

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

      Since 1991, negotiations have taken place between Israel, its Arab neighbors and the Palestinians to end the state of hostility in the region. In September 1993, a breakthrough occurred in Israeli-Palestinian relations with the signing of the Oslo Agreement. This was followed by a joint Israeli-Palestinian Declaration of Principles (the "Declaration") which was signed by Israel and the Palestine Liberation Organization ("PLO") in Washington, D.C., outlining interim Palestinian self-government arrangements. As a result of these agreements, Palestinian self-rule in the Gaza Strip and other portions of the administered territories has been implemented and elections of a Palestinian council were held in January 1996. In addition, PLO Chairman Arafat sent a letter to then Israeli Prime Minister Rabin in which the PLO recognized Israel's right to exist in peace and security, renounced terrorism and violence and affirmed that the clauses of the PLO Covenant denying Israel's right to exist are no longer valid. In reply, Israel recognized the PLO as the representative of the Palestinians in the peace negotiations. Since then, Israel and the PLO have conducted a series of discussions, which have been periodically interrupted due to events in the region, designed to complete these arrangements. Israel signed a peace agreement with Jordan which has led to diplomatic and commercial relations. Israel is currently negotiating a peace agreement with Syria.

      Industrial Buildings, a major owner/lessor of industrial properties in Israel, owns approximately 1 million square feet of industrial buildings in the administered territories (approximately 7.2% of its total holdings). The future status of buildings owned and property leased by Industrial Buildings in the administered territories is uncertain, but historically the Government of Israel has compensated property owners for forfeitures resulting from government actions.

Demographics

      Since the beginning of 1990, Israel has been experiencing a new wave of immigration, primarily from the former Soviet Union. Approximately 75,000 new immigrants arrived during 1996. During the period 1990 through 1996, Israel's population increased by approximately 22%. The immigration from the former Soviet Union may benefit Israel and its economy in the long-term by providing highly educated, cost-competitive labor and by stimulating its economic growth.

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

Economic Activity

      Israel's gross domestic product ("GDP") increased by 4.4% in 1996 while business sector GDP rose by 5%. The slowdown in economic activity in 1996 followed six years (1990-1995) during which GDP rose by an annual average of 6.1% and business sector GDP increased by 7.3%. The slowdown in the growth rate resulted from the Bank of Israel's policy of monetary restraint which led to a major appreciation of the shekel which, in turn, was responsible for a five percentage point decrease in exports. The export rate in 1996 fell to 4.6% in real terms, half the average annual rate of the increases recorded during 1992-95. Imports of goods and services increased by 8%. The concurrent increase in the import surplus amounted to $12.8 billion. After deducting unilateral transfers of $7.9 billion, the deficit in the current account for 1996 totalled $4.9 billion as compared to $4.2 billion in 1995.

      In 1996, private consumption rose by 5.5%, amounting to 2.8% in per capita terms. Private consumption has been growing rapidly since 1990 and nearly always at a higher rate than the growth in GDP. This has led to a decline in gross savings from 23% of GDP in 1990 to 20% of GDP in 1996, and to the aforementioned rise in the current account deficit.

      The unemployment rate decreased from an average of 11% in 1992 to 6.7% in 1996, following an increase of 360,000 in the number of employed persons, 300,000 of whom are in the business sector. The average unemployment rate among immigrants in 1996 declined to 9.3%.

      Israel's labor force is among the most highly educated in the world. Its 135 engineers per 10,000 employees ratio is twice as high as the United States' ratio of 70 per 10,000. Labor productivity is forecast to increase at a rapid pace as the immigrant employees, 44% of whom have a college education, learn the language and are absorbed into the economy.

      The inflation rate in 1996 was 10.6%. One of the factors responsible for the relatively low rate was the Bank of Israel's policy of monetary restraint, which led to a considerable appreciation of the shekel and to a slower pace of economic growth.

      During 1996, the shekel was devalued by 3.7% relative to the United States dollar from NIS 3.135 to NIS 3.251. This modest devaluation resulted primarily from the high interest rates in Israel.

      To offset the effects of inflation on the purchasing power of the Israeli currency, the Government of Israel has instituted "linkage" policies which have also been followed by most private organizations. Through linkage, the amount of an obligation or payment is increased from time to time by an amount related to changes in an index which may be the exchange rate of a foreign currency or a price index. The payee is thus compensated for the relative decline in the purchasing power of the NIS. Linkage adjustments may be based upon the total or only a specified percentage of the change in the index being used. Many obligations or payments in shekels are linked to the United States dollar or the Israeli CPI, including payment obligations and receivables of many of the Companies' investees.

      The following table sets forth for the periods indicated the effects of annual inflation on linkage adjustments and annual devaluations, as discussed in the preceding paragraph.

                          ISRAEL                                  ANNUAL          U.S.
                          ANNUAL     CLOSING                     INFLATION       ANNUAL
                         INFLATION  EXCHANGE       ANNUAL       ADJUSTED FOR    INFLATION
YEAR ENDED DEC. 31        RATE(1)    RATE(2)   DEVALUATION(3)  DEVALUATION(4)    RATE(5)
------------------        -------    -------   --------------  --------------    -------
1991..............         18.0       2.283         11.5            5.85          4.2
1992..............          9.4       2.764         21.1           (9.64)         3.0
1993..............         11.2       2.986          8.0            2.93          3.0
1994..............         14.5       3.018          1.1           13.2           2.6
1995..............          8.1       3.135          3.9            4.1           2.8
1996..............         10.6       3.251          3.7            6.6           3.3

----------
(1) "Israel Annual Inflation Rate" is the percentage increase in the Israeli CPI between December of the year indicated and December of the preceding year.

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

      In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area ("FTA") which is intended ultimately to eliminate all tariff and certain nontariff barriers on most trade between the two countries. Under the FTA agreement, most products received immediate duty-free status in 1985, stated reductions are taking place on others and reductions in tariffs relative to a third category were accelerated between 1990 and 1995, by which year all tariffs were eliminated. Israel is the only country in the world with free trade agreements with the United States, EFTA and E.E.C.

      On July 31, 1996, Israel and Canada signed a free trade agreement that eliminated all tariffs on most industrial goods. Duties on a variety of agricultural products were also reduced or entirely removed. Food trade is not covered by the agreement and continues to face tariffs as do certain cotton fabrics and women's swimwear. Discussions are expected to be held within two years to expand agricultural and food trade between the two countries. The treaty is expected to help Israel develop closer trade relations with Canada, especially in the wake of the North American Free Trade Agreement.

      On August 28, 1996, Israel signed a security cooperation agreement with Turkey to extend security ties between the two countries. The agreement among other things, is aimed at regulating cooperation between the two countries' military industries, as well as technology sharing. This agreement paved the way for the implementation of a $600 million project between Israel Aircraft Industries Ltd. and the Turkish Ministry of Defense to upgrade Turkish Phantom jet-fighters.

      On September 10, 1996, Israel paved the way for its entry into the Eurobond market by establishing a euro-medium-term note program of up to $750 million over the next three years. This program allows for bonds to be issued on international markets with interest and principal payments due in the currency in which the bonds are issued. Seven leading underwriters cooperated with the Ministry of Finance on the issue, including Merrill Lynch as lead underwriter, Daiwa Europe Ltd., Deutsche Bank AG London, Goldman Sachs International, Morgan Stanley & Co. International Ltd., Swiss Bank Corporation and UBS Limited.

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

      In 1996, the number of tourists who arrived in Israel was approximately
2.2 million, slightly less than the number of tourists who arrived in 1995. The tourism industry suffered in 1996 from security related incidents which began in February with a wave of terrorist attacks. The decline ceased by August and the level of incoming tourism stabilized during the fourth quarter of 1996.

      On December 31, 1994, 1995 and 1996, respectively, Israel's outstanding net foreign debt was approximately $18.4 billion, $20.2 billion and $20.0 billion, respectively.

Israel had approximately $8.8 billion of foreign exchange reserves at the end of 1996 compared to $8.2 billion at the end of 1995 and $6.8 billion at the end of 1994.

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

             CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

S.E.C. Exemptive Order

      In 1947, the SEC granted Ampal an exemption from the Investment Company Act of 1940, as amended (the "1940 Act"), pursuant to an Exemptive Order. The Exemptive Order was granted based upon the nature of Ampal's operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal's securities in the economic development of Israel. There can be no assurance that the SEC will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order would materially and adversely affect the Company. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make material changes to its management, capital structure and methods of operation, including its dealings with principal shareholders and their related companies.

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

Israeli Banking Regulations

      A provision of the Banking (Licensing) Law, 5741 - 1981, as amended (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Israeli banks, including Hapoalim, to invest more than 25% of its capital in non-banking corporations, including Ampal or to hold more than 25% of the means of control of each such corporation. Under the Banking Law, the Company may not use financing directly or indirectly provided by Hapoalim to make acquisitions of interests in a non-banking corporation. Hapoalim may not extend credit to the Company except in the ordinary course of business and on terms similar to those on which credit is extended to other customers of the same class.

      In addition, under an amendment to the Banking Law enacted in March 1994, Israeli banks, including Hapoalim, were required to reduce their holdings in and means of control over grandfathered non-banking corporations, including Ampal, to 25% by not later than December 31, 1996. Following recommendations of a committee formed by the Ministry of Finance in order to examine the overall economic implications of a further reduction in the permitted holdings of banks in non-banking corporations, the Government of Israel has recently introduced a new bill to amend the Banking Law. This bill would require banks, including Hapoalim, to further reduce their holdings in and means of control over individual non-banking corporations such as Ampal to 20% by December 31, 1999, and to reduce their overall investment in non-banking corporations to 20% of the bank's capital by date. Pursuant to this bill, each bank's permitted investments in non-banking corporations by the end of 2002, would not exceed 15% of each Israeli bank's capital, with the addition of up to 10% of its capital permitted to be invested, subject to certain limitations, in certain eligible non-banking corporations. In order to comply with Banking Law, during 1996, Hapoalim engaged in a series of transactions which reduced its holdings in Ampal and resulted in Hapoalim no longer controlling Ampal. See "Significant Developments Since Beginning of Last Fiscal Year - Change of Control of Ampal."

      From time to time, the Company engages in transactions with Hapoalim and its affiliates. Currently, the Company maintains substantial deposits with Hapoalim and its subsidiaries. See "Certain Relationships and Related Transactions."

United States Banking Regulations

      Hapoalim is subject, through the United States International Banking Act of 1978 ("IBA"), to the provisions of the United States Bank Holding Company Act of 1956 ("BHC"). Due to Ampal's status as a subsidiary of Hapoalim for purposes of the IBA and BHC, there may be limitations upon the direct or indirect investment activities of Ampal in the United States. While Ampal itself is a "grandfathered" investment of Hapoalim under the IBA for purposes of the BHC, Ampal may not invest in more than 25% of the voting shares or the equity of United States corporations or non-United States corporations which have a majority of their assets in or revenues derived from the United States, subject to certain exceptions. Management of Ampal does not believe that these limitations contained in the BHC and the regulations of the Board of Governors of the Federal Reserve System thereunder have had or will have any material adverse impact upon the Company or its operations.

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

                                TAX INFORMATION

Israeli Taxation Of Ampal

      Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 1996, Israeli companies were taxed on their income at a rate of 36%. This reduction to 36% represents the final stage of reforms begun in 1987. These reforms consisted of combining two separate types of taxes on company income, company tax and income tax, into one tax, and reducing the effective tax rate on company income in 1987 from 61% to 45%, with further reductions to 43.5%, 41%, 40% 39%, 38% and 37% from 1990 through 1995.

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

      Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, was taxable to corporations at 36% in 1996. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

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

ITEM 2. PROPERTY
        --------

      Ampal subleases 2,825 square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent, which commenced in September 1994, is $170,000, subject to escalation. In 1996, Ampal's total payment to Hapoalim in connection with this lease was $171,247.

      Ampal or its subsidiaries leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total annual rental payments of approximately $3,454,000. Generally, the annual payments are based upon 10% of the value of the property linked to the CPI.

      Other properties of the Company, and the Company's acquisition of a building located at 800 Second Avenue, New York, New York and the building's subsequent conversion into an office condominium, are discussed elsewhere in this Report. See "Business."

ITEM 3. LEGAL PROCEEDINGS
        -----------------

      In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by Ampal for approximately $700,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value (which is a nominal amount), on the alleged grounds that the perpetual debentures are debt and not equity investments. It is Ampal's view that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation. Ampal is contesting this legal proceeding. A hearing was held in the spring of 1996 though no judgment has yet been rendered.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

            On October 3, 1996, at Ampal's Annual Meeting of Shareholders, the following persons were elected as directors by the following vote:


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


                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

                          PRICE RANGE OF CLASS A STOCK
                          ----------------------------

      Ampal's Class A Stock is listed on the AMEX under the symbol "AIS.A." The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for each calendar quarter during the periods indicated:

                                                 HIGH          LOW
                                                 ----          ---

1996:
  Fourth Quarter..........................    $  5 1/8    $  4 9/16
  Third Quarter...........................       5 1/8        4 3/8
  Second Quarter..........................     5 15/16        4 5/8
  First Quarter...........................       7 1/8        5 1/8

1995:
  Fourth Quarter..........................       6 1/4        5 1/8
  Third Quarter...........................      7 3/16        5 3/4
  Second Quarter..........................       6 7/8        5 5/8
  First Quarter...........................       7 1/8        5 1/2


      As of March 24, 1997, there were 1,274 record holders of Class A Stock.

      Redeemable Warrants to purchase Class A Stock, issued in connection with Ampal's 1994 public offering, are listed on the AMEX under the symbol "AIS.WS." The warrants are exercisable until January 31, 1999, but became callable by Ampal, in whole or in part, on February 1, 1996 without payment to the holder.

      As of March 18, 1997, there were no shares of Common Stock outstanding.

                                  VOTING RIGHTS

      Unless dividends on any outstanding preferred stock are in arrears for three successive years as discussed below, the holders of Class A Stock are entitled to one vote per share on all matters voted upon by shareholders and, voting as a class, have the right to elect the Class A Directors. The Class A Directors constitute 25% of the total number of directors. Other than in the election of Class A Directors, the holders of Common Stock, voting as a class, are entitled to as many votes as shall equal the number of votes to which the holders of Class A Stock are entitled, but in no event more than ten votes per share of Common Stock. Notwithstanding the above, if dividends on any outstanding series of preferred stock are in arrears for three successive years, the holders of all outstanding series of preferred stock as to which dividends are in arrears shall have the exclusive right to vote for the election of directors until all cumulative dividend arrearages are paid. The shares of Common Stock and Class A Stock do not have cumulative voting rights, which means that any holder of at least 50% of the Common Stock can, as long as such person owns at least one share of Class A Stock, can elect all of the members of Ampal's Board other than the Class A Directors.

      As a result of the exchange by Hapoalim, on December 11, 1997, of 3,000,000 shares of Common Stock for 3,000,000 shares of Class A Stock, no Common Stock is currently outstanding. Therefore, notwithstanding the previous paragraph, the holders of Class A Stock now elect all the members of Ampal's Board of Directors. See "Significant Recent Developments Since Beginning of Last Fiscal Year - Change of Control of Ampal." At the Annual Meeting of Ampal's shareholders, to be held on May 28, 1997, Ampal's shareholders will be asked to amend Ampal's Certificate of Incorporation by eliminating the Common Stock, all references to the Common Stock and the rights of holders of Class A Stock, voting as a class, to elect 25% of Ampal's directors. As a result, the Class A Stock will be the only authorized voting stock (unless dividends on outstanding preferred stock are in arrears for more than three years, as discussed above) and the distinction between Class A Directors and the remaining directors will be eliminated.

                                 DIVIDEND POLICY

      In 1995, Ampal paid a dividend of $.21 per share on its Class A Stock and Common Stock. From 1989 through 1994 and in 1996, Ampal did not pay a dividend on the Class A Stock and Ampal has never paid a dividend on its Common Stock other than in 1995. Past decisions not to pay cash dividends reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board.

      Dividends on all classes of Ampal's shares are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Common Stock or Class A Stock. If Ampal fails to pay such dividend on the preferred stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock or Common Stock. After the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, the Board may, but is not required to, declare dividends out of any remaining surplus or net earnings of Ampal, which dividends are participated in by the holders of 4% Preferred Stock and Class A Stock to the extent of an additional 8% each, before the holders of the Common Stock are entitled to receive any dividends. If after the payment of the aforesaid dividends on the preferred stock and Class A Stock there remains any surplus, the Board may, but is not required to, declare dividends out of any remaining surplus in an amount of up to 12% on the Common Stock. If, thereafter, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock, Class A Stock and Common Stock, pro rata.

                     RECENT SALES OF UNREGISTERED SECURITIES

      On December 11, 1996, Hapoalim and Ampal entered into the Exchange Agreement pursuant to which Hapoalim exchanged with Ampal all 3,000,000 shares of Common Stock held by Hapoalim for 3,000,000 shares of Class A Stock. Such exchange was exempted from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 3(a)(9) and 4(2) of the Securities Act. See "Significant Developments Since Beginning of Last Fiscal Year - Change of Control of Ampal."

Item 6.

SELECTED FINANCIAL DATA
-----------------------

YEAR ENDED DECEMBER 31,                  1996            1995           1994           1993             1992
----------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands, except per share data)

Revenues ........................   $  44,360       $  44,713(1)   $  43,745(1)   $  42,679(1)      $  54,149(1)

Net (loss)income ................     (10,252)(2)       2,166(2)       7,334(2)         226(2)(3)      10,324(2)

(Loss) earnings per Class A share   $    (.37)(2)   $     .08(2)   $     .27(2)   $     .01(2)(3)   $     .44(2)

Total assets ....................     283,551         312,094(1)     301,194(1)     271,124(1)        301,550(1)

Notes, deposits and
 debentures payable .............     102,414         115,881(1)      95,995(1)     124,745(1)        149,922(1)

Dividends declared per
 Class A share ..................          --       $     .21             --             --                --

(1) Restated to reflect Pri Ha'emek (Canned and Frozen Food) 88 Ltd. as a discontinued operation.

(2)  Includes (loss) income from discontinued operations, as follows:

                                          1996         1995      1994       1993      1992
                                          ----         ----      ----       ----      ----
(Loss) income from discontinued
 operations                            $(2,892)     $(4,315)   $  969    $  (214)   $  684
(Loss) earnings per Class A
share from discontinued
operations                             $  (.10)     $  (.15)   $  .04    $  (.01)   $  .03

(3) Includes cumulative effect on prior years of change in accounting principle of $(4,982), equal to $(.21) per share.

Items 7 & 8.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL
-------

The "Company" (refers to Ampal-American Israel Corporation ("Ampal"), and its consolidated subsidiaries) acquires interests in businesses located in the State of Israel or that are Israel-related. An important objective of Ampal is to make investments in companies that take advantage of growth in Israel's domestic economy. The Company has diversified interests in the following sectors: high technology and communications, hotels and leisure-time, real estate, finance, energy distribution and basic industry. The Company generally seeks to acquire and maintain a sufficient equity interest in a company to permit it, on its own or with investment partners, to have influence in the management and operation of that company. In determining whether to acquire an interest in a specific company, the Company considers quality of management, qualifications of investment partners, potential return on investment, projected cash flow, market share and growth potential.

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

Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in reductions of shareholders' equity. As of December 31, 1996, the effect on shareholders' equity was a decrease of approximately $6.5 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

DISCONTINUED OPERATIONS
-----------------------

Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), which was the Company's 58.5%-owned food processing subsidiary, initiated a recovery plan at the end of 1995, and recorded further losses in 1996. Its food processing revenues decreased in 1996 as a result of decreased sales volume in the domestic market. Food processing expenses increased in 1996 due to the increases in labor costs and costs of raw materials, which were linked to the increases in the Consumer Price Index in Israel ("CPI"), decreased labor productivity and a reduction of discounts from suppliers. Therefore, on December 23, 1996, the Company sold all of its equity interest in Pri Ha'emek to Agrifarm International Limited ("Agrifarm"), a British company. Accordingly, the results of Pri Ha'emek, whose financial statements were previously consolidated with the Company's financial statements, have been presented as discontinued operations in the Company's 1996 consolidated financial statements. The Company's 1995 and 1994 consolidated financial statements have been restated to conform with the current year's presentation. In connection with the sale, the Company recorded a loss on disposition of $3.2 million and a tax benefit of $3.9 million which was based on a total loss of its investment in Pri Ha'emek in the amount of $9.7 million. In 1995 and 1994 Pri Ha'emek generated revenues in the amounts of $31.4 million and $34.1 million, respectively.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

Consolidated income from continuing operations decreased from $6.5 million for the year ended December 31, 1995, to a loss of $7.4 million for the same period in 1996. The decrease in income in 1996 resulted primarily from the loss recorded with respect to the impairment of the Company's investment in M.D.F. Industries Ltd. ("M.D.F."), decreases in equity in earnings of affiliates, unrealized losses on investments, losses incurred by the Company's manufacturing subsidiary Paradise Industries Ltd. ("Paradise"), higher net interest expense and an unrealized loss on rental property. These decreases were partially offset by an increase in net rental income.

M.D.F., the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996. The losses are primarily attributable to the excess of cost of sales per production unit over the selling price. M.D.F.'s sales prices were affected by the decrease in worldwide prices of all wood-connected products, and to the establishment of nearly 30 new plants for the production of medium density fiber boards throughout the world. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believes that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company has recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. will no longer be accounted for as an affiliate of the Company under the equity method of accounting; however, the Company continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations. At Ampal's initiative, the Board of Directors of M.D.F. has approved hiring consultants to study the operations and marketing of the company to determine if a recovery plan can be implemented. In addition, the owner of the other 50% interest in M.D.F. has agreed to provide additional funds in the amount of up to $2 million to M.D.F., if required for M.D.F. to meet its obligations.

Equity in earnings of affiliates decreased from $7.4 million for the year ended December 31, 1995, to $6.3 million for the same period in 1996. The decrease is primarily attributable to losses recorded by the Company's 50%-owned affiliate, Coral World International Limited ("CWI"). On September 27, 1996, a wholly-owned subsidiary of CWI sold its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $5 million (the Company's share is $2.5 million,

$1.7 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value.

Moriah Hotels Ltd. ("Moriah"), the Company's 46%-owned affiliate, which is one of the largest hotel chains in Israel, recorded lower earnings in 1996 primarily because its Tel Aviv hotel was closed for renovations for part of the period. Moriah also experienced decreases in room rates which resulted from the decrease in tourism to Israel in 1996. The Tel Aviv hotel, which has undergone a $16 million renovation, of which $4 million is to be provided by the landlord, partially reopened in April 1996, and its renovations were completed in the fourth quarter of 1996.

The decreases noted above were partially offset by the increased earnings recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a high technology venture capital fund, which recorded unrealized gains on its investments in Smart-Link Ltd. ("Smart-Link"), Imagenet Ltd. ("Imagenet") and Logal Software and Educational Systems Ltd. ("Logal"). Smart-Link, which is engaged in development of products in the field of multimedia and computers, issued 27.3% of its shares to various investors for $3 million in November 1996. Imagenet, which develops and markets computer-aided network engineering software products, completed a $2.5 million private placement for 26.7% of its shares in June 1996. Logal, which markets computerized educational systems for learning sciences in high schools and colleges, completed a $13 million public offering in February 1996 in the United States. In addition, Ophir Holdings Ltd. ("Ophir") the Company's 42.5%-owned affiliate, reported improved results in 1996 which are primarily attributable to gains it recorded with respect to the initial public offering conducted by its affiliate, Memco Software, Ltd. on October 17, 1996, and to the increased earnings of its affiliate, Teledata Communication Ltd. ("Teledata"). Teledata's earnings improved as a result of increased sales, mainly because of its more successful marketing efforts.

Manufacturing revenues and expenses reflect the operations of Paradise, the Company's 85.1%-owned subsidiary, which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel. Paradise recorded losses in 1996, primarily in the third quarter, because of increased advertising and promotional expenses in connection with a new marketing program.

Interest income decreased in 1996 primarily as a result of lower balances of interest-earning assets and lower interest rates in 1996. Interest expense increased in 1996 mainly because of debt incurred in connection with the purchase of an office building ("800 Second Avenue") located in New York City.

On June 28, 1995, the Company's 94%-owned subsidiary purchased 800 Second Avenue for approximately $45 million. The approximately 290,000 rentable square-foot office building houses the Consulate of the Government of Israel (the "Government") in New York and other Israeli government offices as well as other tenants. The property was converted into a condominium in December 1996. On January 31, 1997, the Company sold to the Government the portion of the building which it occupies for $31 million. As a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

The increases in rental income and rental property expenses are attributable to the operations of 800 Second Avenue.

The Company recorded $.6 million of unrealized losses and $.3 million of unrealized gains on marketable securities and $2 million and $1.9 million of gains on sale of investments in the years ended December 31, 1996 and 1995, respectively. The realized gains recorded in 1996 were mainly attributable to the Company's investments in Teledata and M-Systems Flash Disk Pioneers Ltd. ("M-Systems"), whereas the gains recorded in 1995 were mainly attributed to the Company's investment in Mercury Interactive Corporation ("Mercury"). Unrealized losses in 1996 were attributed to the Company's investments in Idan Software Industries I.S.I., Ltd. ("Idan")and in Mercury.

The change in the effective income tax rate in 1996 is mainly attributable to the losses of certain Israeli subsidiaries and affiliates (including M.D.F.) from which no tax benefits are available.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

Consolidated income from continuing operations increased from $6.4 million for the year ended December 31, 1994, to $6.5 million for the year ended December 31, 1995. The increase in net income resulted primarily from an increase in net rental income and equity in earnings of affiliates in 1995 which were offset by lower realized and unrealized gains on investments.

Equity in earnings of affiliates increased for the year ended December 31, 1995, as compared to the same period in 1994. The earnings of Ophir increased in 1995 because of realized gains recorded on its investment in DSP Communications, Inc. as well as decreased interest expense on its CPI-linked bank borrowings in 1995 due to the lower rate of increase in the CPI in Israel. In 1995, the Company recorded its share of earnings of its then 49%-owned affiliate, Bank Hapoalim (Cayman) Ltd. ("Cayman") through the date of sale of Cayman, whereas in 1994 the Company recorded its share of losses of Cayman, mainly because Cayman recorded unrealized losses on its marketable securities. Bay Heart Limited, the Company's 37%-owned affiliate which owns and operates a shopping mall near Haifa, reported improved results in 1995 mainly because of lower interest expense on its CPI-linked borrowings in 1995 due to the lower rate of increase in the CPI in Israel. Carmel Container Systems Limited ("Carmel"), the Company's 20.4%-owned affiliate, which is a manufacturer of paper-based packaging, also reported higher earnings in 1995 because of increased sales volume and selling prices which were adjusted for the continuing increase in the price of paper on international markets in 1995. At the same time, Carmel's gross profit increased due to greater efficiency and improvements originating from investments in equipment as well as the renovation of production lines at its plants. Am-Hal Ltd., the Company's 50%-owned affiliate which operates a luxury senior citizens center in Rishon Lezion, recorded higher earnings in 1995 resulting from a higher occupancy rate which reached 100% in 1995 and a decrease in finance expenses resulting from loan repayments. These increases were partially offset by the decrease in the 1995 earnings of Granite Hacarmel Investments Limited ("Granite"), the Company's 21.3%-owned affiliate, because of decreased income from dividends, higher financing expenses, and increased provision for taxes which resulted from the unavailability of tax benefits in 1995 which were available in 1994. In addition, equity in earnings of affiliates was also affected by the Company's share of losses recorded by Teledata as a result of decreases in its sales prices because of increased competition, losses incurred by a marine park in Nassau (Bahamas) which is owned by the Company's 50%-owned affiliate, CWI, and losses recorded by the Company's start-up affiliates.

Interest income from related parties and interest expense to others decreased as a result of the lower rate of the CPI in 1995 and because of the repayments of deposits, notes and loans receivable and scheduled debenture redemptions.

The increases in rental income and rental property operating expenses are attributable to the operations of 800 Second Avenue.

The Company recorded $.3 million and $2.4 million of unrealized gains on marketable securities and $1.9 million and $3.1 million of gains on sale of investments in the years ended December 31, 1995 and 1994, respectively. These gains were mainly attributed to the Company's investments in DSP Group, Inc. ("DSP Group") and Mercury. In addition, on August 15, 1995, Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Cayman, which constituted 49% and 50% of each series, respectively, to Bank Hapoalim B.M. ("Hapoalim"). The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). The Company obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to the Company. The aggregate fair value of trading securities amounted to approximately $3.3 million and $7.1 million at December 31, 1995 and 1994, respectively.

On November 6, 1995, Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million. In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. The Company recorded a total gain of approximately $.5 million ($.3 million, net of taxes).

The increase in the effective income tax rate from 43% in 1994 to 48% in 1995 is attributable to changes in the components of taxable income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1996, cash and cash equivalents were $9.7 million as compared with $16 million at December 31, 1995. In addition, Ampal had approximately $25 million of highly liquid interest-bearing securities included in the investments caption at December 31, 1996, as compared with $34 million at December 31, 1995. The decrease in cash and cash equivalents and short-term investments is primarily related to the scheduled redemptions of debentures, additional investments, including $1.5 million indirectly invested in Geotek Communications, Inc., an international wireless telecommunications company, and an additional investment made in Pri Ha'emek in the amount of $4.5 million. These cash outflows were partially offset by the scheduled repayments of deposits, notes and loans receivable.

As of December 31, 1996, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $17.1 million, and has commitments issued to its investees of up to $14.7 million.

In 1996 Ampal paid dividends in the amount of $.20 and $.325 per share on its 4% and 6-1/2% Preferred Stock. In 1995, Ampal paid dividends on its Class A Stock and Common Stock in the amount of $.21 per share, and $1.05 and $.325 per share on its 4% and 6-1/2% Preferred Stock, respectively. Total dividends paid in 1996 amounted to $.4 million as compared with 1995 dividends of $5.6 million.

CHANGE OF CONTROL OF AMPAL
--------------------------

On June 6, 1996, Hapoalim completed the sale of 5,742,351 shares of Ampal's Class A Stock (equal to 27.9% of the outstanding Class A Stock as of that date, not assuming conversion of Hapoalim's Preferred Stock) at a price of $7.87 per share to Rebar Financial Corp. ("Rebar"), a company controlled by the Steinmetz family. This sale of shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which required Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Furthermore, on December 11, 1996, Hapoalim delivered to Rebar an additional 1,500,001 shares of Ampal's Class A Stock.

Hapoalim continues to hold 5,874,281 shares of Ampal's Class A Stock (equal to 24.8% of the outstanding Class A Stock as of December 31, 1996, without assuming conversion of shares of Ampal's Preferred Stock owned by Hapoalim). As of December 31, 1996, Rebar held 7,391,952 shares of Ampal's Class A Stock (equal to 31.25% of the outstanding shares of Class A Stock).

Also, on December 11, 1996, but prior to the sale of shares referred to above, Hapoalim and Ampal entered into an exchange agreement pursuant to which Hapoalim and Ampal exchanged all 3,000,000 shares of Ampal's Common Stock owned by Hapoalim for 3,000,000 shares of Ampal's Class A Stock. Ampal's Board had formed a "Special Committee" consisting of five outside directors to consider Hapoalim's request to (i) equalize the voting rights of the Common Stock with the voting rights of the Class A Stock, and (ii) compensate Hapoalim for the reduction in its voting rights which would result from such equalization. The Special Committee was authorized to negotiate, approve or disapprove any such transaction on Ampal's behalf. The Special Committee retained independent counsel and an independent investment bank to advise it in connection with Hapoalim's proposal. The Special Committee unanimously approved the exchange transaction and recommended that Ampal's Board also approve such transaction and take all actions appropriate to effectuate it. Ampal's Board approved the exchange transaction and the exchange agreement by the unanimous vote of all directors then present and voting at a meeting held on December 11, 1996.

In the exchange agreement, Ampal agreed to recommend to its shareholders that they vote their shares at the next meeting of Ampal's shareholders in favor of an amendment to the

Certificate of Incorporation ("Certificate") to provide for the removal and elimination of the Common Stock from Ampal's authorized shares and the cancellation of any reference to the Common Stock in Ampal's Certificate. In addition, Ampal agreed that until its Certificate is amended as provided above, Ampal will not reissue, resell, transfer, distribute or take any other action with respect to any or all of the Common Stock. Furthermore, until the later of such time as the Certificate is amended as so provided or such time as Hapoalim's interest in Ampal, whether directly or through subsidiaries of Hapoalim, is less than 10% of all the outstanding shares of the Class A Stock, Ampal will not issue any class of equity security with voting rights that are preferential to the voting rights of the Class A Stock, other than preferred stock that has customary voting rights with respect to the election of members of the Board only in the event of the non-payment of preferential dividends. On March 27,1997, the Board of Directors of Ampal authorized the submission to the shareholders of a proposal to eliminate the Common Stock from Ampal's capitalization at the next annual meeting to be held May 28, 1997.

Prior to the consummation of the transactions described above, Hapoalim beneficially owned 3,000,000 shares of Ampal's Common Stock (representing 100% of outstanding Common Stock) and 10,500,991 shares (assuming conversion of shares of Ampal's Preferred Stock owned by Hapoalim) of Ampal's Class A Stock (representing 50.2% of the outstanding Class A Stock). As the holder of all the outstanding Common Stock, as to matters submitted to the vote of the shareholders of Ampal (including the election of directors other than 25% of the Board for whom only holders of Class A Stock could vote), Hapoalim was entitled to cast a number of votes equal to the total number of votes cast by the holders of Class A Stock, but, in no event, more than ten votes per share of Common Stock. Thus, before the exchange of Hapoalim's Common Stock for Class A Stock, as described above, Hapoalim had the power to elect at least approximately 75% of Ampal's directors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation (a New York Corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets and revenues of 43% and 44%, respectively, in 1996, 38% and 35%, respectively, in 1995, and revenues of 49% in 1994, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting, or the financial statements of a discontinued operation. The Company's equity in net earnings (loss) of these affiliated companies and the (loss) income from discontinued operations in 1995 and 1994 represents $10,443,000, $4,376,000, and $5,305,000 of consolidated net income (loss) for the years ended December 31, 1996, 1995 and 1994, respectively. The statements of these subsidiaries, affiliated companies and discontinued operation were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


New York, New York
March 26, 1997

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                              1996       1995       1994
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)               (Note 2)    (Note 2)

REVENUES:
Equity in earnings of affiliates (Note 10) ....  $  6,333   $  7,424   $  5,793
Manufacturing .................................    10,891     10,159      9,624
Interest:
 Related parties ..............................     9,918     10,811     15,766
 Others .......................................     1,956      3,629      1,713
Rental income .................................    11,663      7,793      3,139
Realized and unrealized gains on investments
 (Notes 1(d) and 3) ...........................     1,342      2,193      5,525
Gain on sale of real estate rental property
 (Note 3) .....................................        --        526         --
Other .........................................     2,257      2,178      2,185
                                                 --------   --------   --------
     Total revenues ...........................    44,360     44,713     43,745
                                                 --------   --------   --------

EXPENSES:
Manufacturing .................................    12,027      9,436      8,898
Interest:
 Related parties ..............................     3,918      3,108      2,878
 Others .......................................    10,163      9,813     13,356
Rental property operating expenses ............     5,670      2,886        507
Loss from impairment of investment (Note 10(c))    10,083         --         --
Unrealized loss on rental property (Note 3) ...     1,095         --         --
Other .........................................     6,865      7,122      6,950
                                                 --------   --------   --------
     Total expenses ...........................    49,821     32,365     32,589
                                                 --------   --------   --------
(Loss) income from continuing operations
 before income taxes ..........................    (5,461)    12,348     11,156
Income taxes (Note 9) .........................     1,899      5,867      4,791
                                                 --------   --------   --------
(Loss) income from continuing operations ......    (7,360)     6,481      6,365
                                                 --------   --------   --------
Discontinued operations (Note 2):
 Loss from operations .........................    (3,610)    (4,315)      (576)
 Gain on issuance, net of taxes ...............        --         --      1,545
 Loss on disposition of $3,169, net of
  applicable tax benefit of $3,887 ............       718         --         --
                                                 --------   --------   --------
(Loss) income from discontinued operations ....    (2,892)    (4,315)       969
                                                 --------   --------   --------

     NET (LOSS) INCOME ........................  $(10,252)  $  2,166   $  7,334
                                                 ========   ========   ========

(Loss) earnings per Class A share:
 (Loss) earnings from continuing operations ...  $   (.27)  $    .23   $    .23
 (Loss) earnings from discontinued operations .      (.10)      (.15)       .04
                                                 --------   --------   --------
(Loss) earnings per Class A share (Note 8) ....  $   (.37)  $    .08   $    .27
                                                 ========   ========   ========

Weighted average number of Class A and
 equivalent shares outstanding (in thousands) .    24,844     24,980     24,526

Dividends per Class A share ...................  $     --   $    .21   $     --


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                     December 31,   DECEMBER 31,
ASSETS AS AT                                              1996            1995
--------------------------------------------------------------------------------
(Dollars in thousands)                                                  (Note 2)

Cash and cash equivalents ..............................    $  9,685    $ 15,976

Deposits, notes and loans receivable (Note 4) ..........      57,041      73,935

Investments (Notes 3 and 10) ...........................     134,032     142,583

Real estate rental property, less accumulated
 depreciation of $6,215 and $4,994 (Note 3) ............      58,199      57,289

Property and equipment, less accumulated
 depreciation of $4,041 and $3,731 .....................       5,571       6,097

Other assets ...........................................      19,023      13,636

Net assets of discontinued operations (Note 2) .........          --       2,578
                                                            --------    --------

TOTAL ASSETS ...........................................    $283,551    $312,094
                                                            ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                        December 31, DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                                  1996         1995
--------------------------------------------------------------------------------
(Dollars in thousands)                                                 (Note 2)

LIABILITIES
Notes and loans payable: (Note 5)
  Related parties ........................................ $  34,005  $  37,326
  Others .................................................    10,538      4,177
Debentures (Note 6) ......................................    57,871     74,378
Accounts and income taxes payable, accrued
 expenses and minority interests .........................    29,017     31,798
                                                           ---------  ---------
        Total liabilities ................................   131,431    147,679
                                                           ---------  ---------

SHAREHOLDERS' EQUITY (Notes 7 and 14)
4% Cumulative, Participating, Convertible
 Preferred Stock, $5 par value;  authorized
 650,000 shares;  issued and outstanding
 190,936 and 199,030 shares ..............................       955        995

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value; authorized 4,282,850 shares;
 issued and outstanding 1,002,483 and 1,052,599
 shares ..................................................     5,012      5,263

Class A Stock, $1 par value; authorized 60,000,000 shares;
 issued 24,256,420 and 21,065,392 shares; outstanding
 23,651,020 and 20,459,992 shares ........................    24,257     21,066

Common Stock, $1 par value; authorized, 3,000,000
 shares, issued and outstanding
 3,000,000 shares in 1995 ................................        --      3,000

Additional paid-in capital ...............................    57,410     57,310

Retained earnings ........................................    74,943     85,559
Treasury Stock, 605,400 shares of Class A Stock,
 at cost .................................................    (3,829)    (3,829)
Cumulative translation adjustments .......................    (6,530)    (4,354)
Unrealized loss on marketable securities .................       (98)      (595)
                                                           ---------  ---------
        Total shareholders' equity .......................   152,120    164,415
                                                           ---------  ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............... $ 283,551  $ 312,094
                                                           =========  =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                              1996       1995       1994
--------------------------------------------------------------------------------
(Dollars in thousands)                                      (Note 2)    (Note 2)

Cash flows from operating activities:
 Net (loss) income ............................  $(10,252)  $  2,166   $  7,334
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in earnings of affiliates ............    (6,333)    (7,424)    (5,793)
  Loss (income) from discontinued operations ..     2,892      4,315       (969)
  Gain on issuance of shares by affiliate .....        --         --       (351)
  Realized and unrealized gains on investments     (1,342)    (2,193)    (5,525)
  Gain on sale of real estate rental property .        --       (526)        --
  Unrealized loss on rental property ..........     1,095         --         --
  Depreciation expense ........................     2,038      1,627      1,318
  Amortization expense ........................     3,587      4,446      5,014
  Loss from impairment of equity investment ...    10,083         --         --
  Minority interests ..........................      (551)      (298)      (471)
 (Increase) decrease in other assets ..........    (3,158)    (1,331)     1,759
 (Decrease) increase in accounts and income
  taxes payable, accrued expenses and minority
  interests ...................................      (232)    (2,371)     1,688
 Investments made in trading securities .......    (2,391)    (6,403)    (2,099)
 Proceeds from sale of trading securities .....     3,254     13,379      3,012
 Dividends received from affiliates ...........     1,806      4,898      4,767
                                                 --------   --------   --------

  Net cash provided by operating activities ...       496     10,285      9,684
                                                 --------   --------   --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected    17,546     26,958     40,215
 Deposits, notes and loans receivable granted .    (2,046)    (5,426)    (8,736)
 Investments made in:
  Available-for-sale securities ...............      (228)    (1,369)        --
  Affiliates and others .......................   (11,497)   (34,143)   (24,604)
 Proceeds from sale of investments:
  Affiliates and others .......................    13,744     26,633      4,715
 Purchase of property and equipment ...........      (380)      (499)      (592)
 Purchase of real estate rental property ......    (2,475)   (45,408)        --
 Proceeds from sale of real estate rental
  property ....................................        --      1,426         --
                                                 --------   --------   --------

  Net cash provided by (used in) investing
   activities .................................    14,664    (31,828)    10,998
                                                 --------   --------   --------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                              1996       1995       1994
--------------------------------------------------------------------------------
(Dollars in thousands)                                      (Note 2)    (Note 2)

Cash flows from financing activities: Notes and
 loans payable received:
  Related parties .............................  $  2,187   $ 30,892   $    332
  Others ......................................     8,201      1,056        669
 Notes and loans payable repaid:
  Related parties .............................    (4,866)    (5,890)   (17,234)
  Others ......................................    (1,950)      (958)    (2,177)
 Debentures repaid ............................   (22,180)   (10,909)   (20,486)
 Proceeds from issuance of shares to minority
  interests ...................................        --         50         --
 Proceeds from issuance of shares .............        --         --     50,724
 Dividends paid ...............................      (364)    (5,614)      (406)
 Purchase of treasury shares ..................        --     (3,829)        --
                                                 --------   --------   --------
  Net cash (used in) provided by financing
   activities .................................   (18,972)     4,798     11,422
                                                 --------   --------   --------

Effect of exchange rate changes on cash and
 cash equivalents .............................    (2,479)    (1,275)    (1,270)
                                                 --------   --------   --------

Net (decrease) increase in cash and cash
 equivalents ..................................    (6,291)   (18,020)    30,834
Cash and cash equivalents at beginning of year     15,976     33,996      3,162
                                                 --------   --------   --------

Cash and cash equivalents at end of year ......  $  9,685   $ 15,976   $ 33,996
                                                 ========   ========   ========

Supplemental Disclosure of Cash Flow
 Information
Cash paid during the year:
 Interest:
  Related parties .............................  $  2,384   $  1,611   $    871
  Others ......................................     3,309      3,084      4,380
                                                 --------   --------   --------
    Total interest paid .......................  $  5,693   $  4,695   $  5,251
                                                 ========   ========   ========

  Income taxes paid ...........................  $  3,729   $  6,903   $  1,878
                                                 ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                                    1996       1995       1994
-------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts and per share data)

4% PREFERRED STOCK
Balance, beginning of year ..........................  $    995   $  1,033   $  1,068
Conversion of 8,094, 7,578 and 7,112 shares
 into Class A Stock .................................       (40)       (38)       (35)
                                                       --------   --------   --------
Balance, end of year ................................  $    955   $    995   $  1,033
                                                       ========   ========   ========

6-1/2% PREFERRED STOCK
Balance, beginning of year ..........................  $  5,263   $  5,575   $  6,011
Conversion of 50,116, 62,328 and 87,415 shares
 into Class A Stock .................................      (251)      (312)      (436)
                                                       --------   --------   --------
Balance, end of year ................................  $  5,012   $  5,263   $  5,575
                                                       ========   ========   ========

CLASS A STOCK
Balance, beginning of year ..........................  $ 21,066   $ 20,841   $ 16,225
Issuance of shares upon exchange of Common Stock ....     3,000         --         --
Issuance of shares upon conversion of
 Preferred Stock ....................................       191        225        298
Issuance of shares in a public offering* ............        --         --      4,318
                                                       --------   --------   --------
Balance, end of year ................................  $ 24,257   $ 21,066   $ 20,841
                                                       ========   ========   ========

COMMON STOCK
Balance, beginning of year ..........................  $  3,000   $  3,000   $  3,000
Exchange for Class A Stock ..........................    (3,000)        --         --
                                                       --------   --------   --------
Balance, end of year ................................  $     --   $  3,000   $  3,000
                                                       ========   ========   ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year ..........................  $ 57,310   $ 57,185   $ 10,605
Conversion of Preferred Stock .......................       100        125        173
Proceeds from issuance of shares in a public
 offering ...........................................        --         --     46,407
                                                       --------   --------   --------
Balance, end of year ................................  $ 57,410   $ 57,310   $ 57,185
                                                       ========   ========   ========

RETAINED EARNINGS
Balance, beginning of year ..........................  $ 85,559   $ 89,007   $ 82,079
Net (loss) income ...................................   (10,252)     2,166      7,334
Dividends:
  4% Preferred Stock - $.20, $1.05 and $.20 per share       (38)      (209)       (42)
  6-1/2% Preferred Stock - $.325 per share ..........      (326)      (351)      (364)
  Class A Stock - $.21 per share ....................        --     (4,424)        --
  Common Stock - $.21 per share .....................        --       (630)        --
                                                       --------   --------   --------
Balance, end of year ................................  $ 74,943   $ 85,559   $ 89,007
                                                       ========   ========   ========

TREASURY STOCK (Note 7)
Balance, beginning of year ..........................  $ (3,829)  $     --   $     --
Purchase of 605,400 shares of Class A Stock
 at cost ............................................        --     (3,829)        --
                                                       --------   --------   --------
Balance, end of year ................................  $ (3,829)  $ (3,829)  $     --
                                                       ========   ========   ========

* Issuance of 4,500,000 shares, including 182,066 held in treasury.

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                            1996       1995       1994
--------------------------------------------------------------------------------
(Dollars in thousands, except share amounts and per share data)

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year ..................   $(4,354)   $(2,636)   $(2,171)
Foreign currency translation adjustment .....    (2,176)    (1,718)      (465)
                                                -------    -------    -------
Balance, end of year ........................   $(6,530)   $(4,354)   $(2,636)
                                                =======    =======    =======

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year ..................   $  (595)   $  (511)   $ 4,300**
Transfer to trading securities ..............        67         --     (3,800)
Write-down due to permanent impairment ......       511         --         --
Unrealized loss, net ........................       (81)       (84)    (1,011)
                                                -------    -------    -------
Balance, end of year ........................   $   (98)   $  (595)   $  (511)
                                                =======    =======    =======

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

Note 1 - Summary of Significant Accounting Policies

(a) The Company

     As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involves transactions with Bank Hapoalim B.M. ("Hapoalim") and companies affiliated or related thereto. Hapoalim, the largest bank in Israel, and its wholly-owned subsidiary, Atad Hevra Lehashkaot Limited ("Atad"), were Ampal's controlling shareholders through December 11, 1996. (See Note 14). At December 31, 1996, Hapoalim and Atad owned 24.8% of Ampal's outstanding Class A Stock.

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

     Investments in which the Company exercises significant influence, generally 20%-to 50%-owned companies ("affiliates"), are accounted for by the equity method, whereby the Company recognizes its proportionate share of such companies' net income or loss. Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years.

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

(d) Investments

     The Company applies the principles of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities,"

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity. At December 31, 1996 and 1995, the aggregate fair values of available-for-sale securities were $1.4 million (cost-$2.1 million) and $2.6 million (cost-$3.1 million), respectively, and the aggregate fair values of trading securities were $4.5 million (cost- $3.5 million) and $3.2 million (cost-$2.2 million), respectively.

     In the years ended December 31, 1996, 1995 and 1994, the Company recorded $(.6) million, $.3 million and $2.4 million of unrealized (losses) gains, respectively, on marketable securities in the statement of income. In 1996 and 1994, included in those amounts were gross (losses) gains of $(.1) million and $4.6 million, respectively, on trading securities, and $(.5) million and $(2.2) million, respectively, on available-for-sale securities where the impairment in value is other than temporary.

     In 1994, the Company's then 49%-owned affiliate, Bank Hapoalim (Cayman) Ltd., recorded an unrealized loss on marketable securities, the Company's share of which was approximately $.8 million, which resulted from the transfer of securities from the available-for-sale category to the trading security category.

     During 1996, 1995 and 1994, the Company invested approximately $2.4 million, $6.4 million and $2.1 million in marketable securities, which are classified as trading securities.

(e) Property and Equipment

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1996, the adoption of SFAS No. 121 did not have a material effect on the Company.

(f) Income Taxes

     The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

     Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries totalling approximately $33 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $11 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, and gains on issuances of shares by affiliates, and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(g) Cash Equivalents

     Cash equivalents include time deposits and notes receivable with maturities at acquisition of 90 days or less.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Discontinued Operations

     On December 23, 1996, the Company sold all of its equity interest in its food processing subsidiary, Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") to Agrifarm International Limited ("Agrifarm"), a British company. In connection with the sale, the Company recorded a loss on disposition of $3.2 million and a tax benefit of approximately $3.9 million, which was based on a total loss of its investment in Pri Ha'emek in the amount of $9.7 million. In 1995 and 1994 Pri Ha'emek generated revenues in the amounts of $31.4 million and $34.1 million, respectively.

     Accordingly, the results of Pri Ha'emek, whose financial statements were previously consolidated with the Company's financial statements have been presented as discontinued operations in the Company's 1996 consolidated financial statements. The Company's 1995 and 1994 consolidated financial statements and the notes to the consolidated financial statements have been restated to conform with the current year's presentation.

Note 3 - Acquisitions and Dispositions

(a) In June 1996, the Company made a $1.5 million indirect investment in Geotek Communications, Inc., an international wireless telecommunications company. During 1996, the Company also invested $1.6 million ($.8 million to acquire additional interests) in its existing affiliates.

(b) In 1996, the Company received gross proceeds in the amount of $2 million from sale of 113,624 shares of Teledata Communications Ltd. ("Teledata") and realized a gain on sale of $1.5 million ($1 million after taxes).

(c) Also in 1996, the Company received gross proceeds in the amount of $.7 million from sale of 55,200 shares of M-Systems Flash Disk Pioneers Ltd. and realized a gain on sale of $.5 million ($.3 million after taxes).

(d) On June 28, 1995, the Company's 94%-owned subsidiary purchased a property ("800 Second Avenue") for approximately $45 million. The approximately 290,000 square-foot office building is located at 800 Second Avenue, New York, New York and houses the Consulate of the Government of Israel (the "Government") in New York and other Israel government offices as well as other tenants. The property was converted into a condominium in December 1996. The purchase was partially financed by a loan of $30 million from Hapoalim (see Note 5). The Company financed the balance of the acquisition from its own funds. On January 31, 1997, the Company sold to the Government the portion of the building which it occupies for $31 million. As a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

(e) In January 1995, the Company invested $1.5 million to acquire a 20% equity interest in Epsilon Investment House Ltd. ("Epsilon") and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management and Renaissance provides underwriting services in Israel through its subsidiaries.

(f) In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest and three-year options to acquire an additional 4.4% equity in U.D.S. - Ultimate Distribution Systems Ltd., an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry.

(g) In 1995, the Company invested an aggregate of approximately $2.6 million for 13.6% of Breeze Wireless Communications Ltd., an Israeli company which develops, manufactures and markets wireless local area networks for computers, 4.1% of M-Systems Flash Disk Pioneers Ltd., an Israeli company which develops, manufactures and markets data storage media based on "flash memory," a silicon memory chip, and 5.8% of Comfy Interactive Movies Ltd., an Israeli company which develops and markets a computer keyboard and interactive movies specially designed for children ages 1-6. The Company also invested approximately $1.6 million to acquire additional interests in its existing subsidiaries and affiliates.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) On August 15, 1995 Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd. ("Cayman"), which constituted 49% and 50% of each series, respectively, to Hapoalim. The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). The Company obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to the Company. The Company recorded its share of earnings in Cayman through the date of sale.

(i) On November 6, 1995, Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million. In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate consultant that the consideration received from Hapoalim was fair to Ampal. The Company recorded a total gain of approximately $.5 million ($.3 million, net of taxes).

(j) In 1995 and 1994, the Company received gross proceeds in the amounts of $1.9 and $2.6 million from sales of 106,000 and 120,000 shares of DSP Group, Inc. ("DSP Group") and recorded a loss of $.1 million and a gain of $2 million ($.1 million and $1.3 million after taxes), respectively.

(k) In 1995 and 1994, the Company received gross proceeds in the amounts of $4 million and $1.9 million from sales of 237,000 and 155,000 shares of Mercury Interactive Corporation ("Mercury"), which the Company acquired in 1992, and recorded gains of approximately $.9 million and $1.5 million ($.6 million and $1 million after taxes), respectively.

Note 4 - Deposits, Notes and Loans Receivable

     Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits, notes and loans receivable have maturities of up to 9 years.

Note 5 - Notes and Loans Payable

     Notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the U.S. Dollar or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2000.

     On June 28, 1995, in connection with the purchase of 800 Second Avenue (see
Note 3(d)), the Company borrowed $30 million from Hapoalim at an interest rate based on London Interbank Offered Rates plus 1% (6.6875% at December 31, 1995). On January 31, 1997, in connection with the sale of a portion of the premises to the Government, $15 million received from the Government was used to repay a portion of the loan to Hapoalim. The remaining balance of the loan of $15 million is due on February 28, 1998 and bears interest at the rate of 6.617% at December 31, 1996.

     The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 9.05% on $20.6 million and 7.25% on $34.3 million in 1996 and 1995, respectively.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Debentures

Debentures outstanding at December 31 consist of:

                                                               1996       1995
                                                              ------------------
Ampal:
------
 Various series with interest rates ranging from
 10%-12%, maturing 1997-2003 .............................    $31,458    $47,934

Ampal Development (Israel) Ltd.:
 Various series with interest rates ranging from
 6.2%-7.5%, linked to the Consumer Price Index in
 Israel, maturing 1997-2005, secured by assets of
 $37 million .............................................     35,559     38,992
                                                              -------    -------

                                                               67,017     86,926

Less: Unamortized discounts ..............................      9,146     12,548
                                                              -------    -------

Total ....................................................    $57,871    $74,378
                                                              =======    =======

     Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

        1997 -  $28,107*
        1998 -    6,186
        1999 -    6,186
        2000 -    6,781
        2001 -    2,024
Thereafter   -    8,195

* If no debentures are presented for early redemption, scheduled maturities will amount to $17,332.

Note 7 - Shareholders' Equity

     Capital Stock

     The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 1996, a total of 8,583,254 shares of Class A Stock is reserved for issuance upon the conversion of the Preferred Stock and the exercise of warrants and options.

     The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

           (i)  up to 4% on Class A Stock, then
          (ii)  up to 8% on Class A Stock and 4% Preferred
         (iii)  up to 12% on Common Stock, then
          (iv)  on 4% Preferred Stock, Class A Stock and Common Stock, ratably.

     Preferred shares are nonvoting unless dividends are in arrears for three successive years. At December 31, 1996, there are no dividend arrearages.

     On December 11, 1996, Ampal issued 3,000,000 shares of Class A Stock in exchange for the 3,000,000 shares of Common Stock held by Hapoalim (See Note
14).

     On February 1, 1994, Ampal completed a public offering of 4.5 million units, each consisting of one share of Class A Stock and one redeemable warrant to purchase one share of Ampal's Class A Stock for $12.125 per unit. The warrants are exercisable at $16 per share at any time until January 31, 1999, and are callable by Ampal, in whole or in part,

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from and after February 1, 1996, without payment to the holder. The net proceeds which Ampal received from this offering amounted to approximately $51 million.

     In March 1995, the Board of Directors of Ampal approved the repurchase by Ampal of up to 2 million shares of its Class A Stock, at market prices from time to time. As of December 31, 1995, Ampal had repurchased 605,400 shares of its Class A Stock for approximately $3.8 million. On February 21, 1996, Ampal announced that it had temporarily suspended purchases under this program.

     On November 8, 1995, at a Special Meeting of Shareholders of Ampal, the shareholders voted to approve an amendment to Ampal's Certificate of Incorporation increasing the number of authorized shares of Class A Stock from 30,000,000 to 60,000,000.

     On November 5, 1993, Ampal's Board of Directors approved a stock option plan which provides for grants of options to purchase up to 200,000 shares of Class A stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. On January 25, 1994, the Stock Option Committee of the Board of Directors approved the issuance of 134,900 options (of which 13,775 options have been cancelled) in the aggregate at an exercise price of $10.91 per share (a 10% discount from market price on the date of grant). The entire discount was recorded as compensation expense in 1994. The Stock Option Plan was approved by Ampal's shareholders on September 22, 1994. At December 31, 1996, 121,125 options are exercisable.

     Retained Earnings

     At December 31, 1996, retained earnings include $58 million for affiliates accounted for by the equity method, of which $33.8 million and an additional $42 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

Note 8 - Earnings Per Class A Share

     Earnings per share ("EPS") is reflected for Class A Stock and not for Common Stock since Class A Stock is publicly held whereas the Common Stock is not. At December 31, 1996, Common Stock was no longer outstanding (See Note 14). EPS assumes the conversion of the 4% and 6-1/2% Preferred Stock into Class A Stock during the year and gives effect to the participatory rights of the weighted average number of shares of Common Stock outstanding during the year, as follows: 1996-2,769,000 shares; 1995 and 1994-3,000,000 shares. The exercise of warrants and options is not included in the calculation of EPS because their effect would be anti-dilutive. Therefore, EPS is calculated by dividing net income by 27.6 million, 28 million and 27.5 million shares in 1996, 1995 and 1994, respectively.

Note 9 - Income Taxes

The components of current and deferred
income tax expense (benefit) are:                  1996        1995        1994
                                             -----------------------------------

Current:
 State and local ...........................   $     65    $     65    $     60
 Federal ...................................        912       6,239       1,311
 Foreign ...................................        999       1,153         796
Deferred:
 State and local ...........................       (214)         60          --
 Federal ...................................        (60)     (1,772)      1,299
 Foreign ...................................        197         122       1,325
                                               --------    --------    --------
    Total ..................................   $  1,899    $  5,867    $  4,791
                                               ========    ========    ========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income
tax (benefit) expense are:


Equity in earnings of affiliates ...........   $    404    $ (1,808)   $  1,066
Net operating loss carryforwards ...........       (577)         --          --
Unrealized gains (losses) ..................        336         (30)      2,240
Gains on issuances of shares ...............         --          --         145
Debenture selling expenses .................        (21)        (27)       (240)
Other ......................................       (219)        275        (587)
                                               --------    --------    --------
   Total ...................................   $    (77)   $ (1,590)   $  2,624
                                               ========    ========    ========

The domestic and foreign components
of income (loss) from continuing
operations before income taxes are:

Domestic ...................................   $ (1,894)   $  1,571    $    253
Foreign ....................................     (3,567)     10,777      10,903
                                               --------    --------    --------
   Total ...................................   $ (5,461)   $ 12,348    $ 11,156
                                               ========    ========    ========

A reconciliation of income taxes
between the statutory and effective
tax is as follows:

Federal income tax at 34%, 35% and 34% .....   $ (1,857)   $  4,321    $  3,905
Taxes on foreign income in excess of
U.S. rate ..................................      4,040       1,516         900
Other ......................................       (284)         30         (14)
                                               --------    --------    --------
Total effective tax: (35%), 48% and 43% ....   $  1,899    $  5,867    $  4,791
                                               ========    ========    ========

Other assets include approximately $3.2 million ($1.5 million in 1995) of deferred tax assets which represent the tax benefit of the temporary differences between the carrying values of the fixed assets in the financial statements and their income tax bases and $2.5 million of income tax receivable recorded with respect to the losses incurred in Pri Ha'emek. Accounts and income taxes payable and accrued expenses include approximately $22.2 million ($22.6 million in 1995) of deferred tax liability provided on undistributed earnings of affiliates.

Note 10 - Investments in Affiliates and Others

The companies accounted for by the equity method and the Company's share of equity in those investees are:

                                                          1996    1995    1994
                                                          ---------------------
Am-Hal Ltd. ............................................    50%     50%     50%
Bank Hapoalim (Cayman) Ltd.(See Note 3(h))..............    --      --      49
Bay Heart Limited (a) ..................................    37      37      37
Carmel Containers Systems Limited ......................    20.7    20.4    20
Coral World International Limited(b) ...................    50      50      50
Epsilon Investment House Ltd............................    20      20      --
Hod Hasharon Sport Center (1992) Limited
 Partnership ...........................................    50      50      25.5
Granite Hacarmel Investments Limited ...................    21.5    21.3    21.2
M.D.F. Industries Ltd.(c)...............................    --      50      --
Moriah Hotels Ltd. .....................................    46      46      46
Ophir Holdings Ltd.(d) .................................    42.5    42.5    42.5
Orlite Industries (1959) Ltd. ("Orlite")................    25.3    22.7    22
Renaissance Investment Company Ltd. ....................    20      20      --
Trinet Investment in High-Tech Ltd. ....................    37.5    37.5    37.5
Trinet Venture Capital Ltd.(e) .........................    50      50      50
U.D.S. - Ultimate Distribution Systems Ltd..............    21.9    21.9    --

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summarized financial information for the above companies is as follows:

                                                        1996      1995      1994
                                                   -----------------------------
Revenues .........................................  $788,169  $748,170  $590,872
Gross profit .....................................   184,533   163,962   118,689
  Net income .....................................    36,346    23,439    26,176

Property and equipment ...........................  $356,901  $329,150  $282,842
Other assets .....................................   503,255   426,581   474,813
                                                    --------  --------  --------
  Total assets ...................................  $860,156  $755,731  $757,655
                                                    ========  ========  ========

Total liabilities, including bank borrowings .....  $546,457  $457,408  $435,756
                                                    ========  ========  ========

The carrying value of the Company's investments in shares of its publicly traded affiliates and others at December 31, 1996, amounted to $46.7 million and had a market value of $45.4 million, based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ National Market and the Tel Aviv Stock Exchange. There is no assurance that any of these investments could be realized at the quoted market price.

(a) At December 31, 1996, the Company had a note receivable from Bay Heart Limited in the amount of $5.8 million and recorded interest income in the amount of $294 for the year.

(b) On September 27, 1996, a wholly-owned subsidiary of Coral World International Limited ("CWI"), the Company's 50%-owned affiliate, sold its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $5 million (the Company's share is $2.5 million, $1.7 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value.

     At December 31, 1996, the Company had a note receivable from CWI in the amount of $.6 million and recorded interest income in the amount of $69 for the year.

(c) M.D.F. Industries Ltd. ("M.D.F."), the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996.

The losses are primarily attributable to the excess of cost of sales per production unit over the selling price. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believes that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company has recorded a loss from impairment of this investment in December 1996 earnings for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. will no longer be accounted for as an affiliate of the Company under the equity method of accounting, however, the Company continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations.

(d) At December 31, 1996, the Company had a note receivable from Ophir in the amount of $4.5 million and recorded interest income in the amount of $178 for the year. Also at December 31, 1996, the Company had a non-interest bearing note payable to Ophir in the amount of $1.2 million.

(e) At December 31, 1996, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $3.3 million.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Segment Information

Segment information presented below results primarily from operations in Israel.

YEAR ENDED DECEMBER 31,                   1996           1995           1994
--------------------------------------------------------------------------------

Revenues:
---------
Finance ...........................  $  15,154      $  17,982      $  27,258
Real estate rental ................     11,405          8,344(d)          --(e)
Mattress manufacturing ............     10,892         10,174          9,625
Leisure-time ......................      1,671          1,514          1,411
Intercompany adjustments ..........     (1,095)          (725)          (342)
                                     ---------      ---------      ---------
     Total ........................  $  38,027      $  37,289      $  37,952
                                     =========      =========      =========

Equity in (Losses) Earnings
---------------------------
  of Affiliates:
  --------------
Finance ...........................  $      --      $     566(b)   $  (2,531)(b)
Real estate rental ................     (1,083)(c)       (678)(c)         --(e)
Mattress manufacturing ............         --             --             --
Leisure-time ......................     (2,336)(a)      1,779(a)       3,647(a)
                                     ---------      ---------      ---------
     Total ........................  $  (3,419)     $   1,667      $   1,116
                                     =========      =========      =========

Pretax Operating (Loss) Income:
-------------------------------
Finance ...........................  $ (12,076)     $   1,125      $   5,380
Real estate rental ................      1,855          3,803             --(e)
Mattress manufacturing ............     (1,516)           428            401
Leisure-time ......................       (608)          (730)          (889)
                                     ---------      ---------      ---------
     Total ........................  $ (12,345)     $   4,626      $   4,892
                                     =========      =========      =========

Total Assets:
-------------
Finance ...........................  $ 230,318      $ 257,985      $ 290,983
Real estate rental ................     62,745         61,804             --(e)
Mattress manufacturing ............      8,520          7,912          8,328
Leisure-time ......................      3,262          4,949          4,792
Intercompany adjustments ..........    (21,294)       (23,134)        (7,991)
                                     ---------      ---------      ---------
     Total ........................  $ 283,551      $ 309,516      $ 296,112
                                     =========      =========      =========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31,                      1996          1995          1994
--------------------------------------------------------------------------------
Investments in Affiliates:
--------------------------
Finance ..............................    $    --       $    --       $28,913(b)
Real estate rental ...................      8,902(c)      9,768(c)         --(e)
Mattress manufacturing ...............         --            --            --
Leisure-time .........................     34,489(a)     37,108(a)     35,194(a)
                                          -------       -------       -------
     Total ...........................    $43,391       $46,876       $64,107
                                          =======       =======       =======

Capital Expenditures:
---------------------
Finance ..............................    $    48       $    26       $   154
Real estate rental ...................      2,475        45,408            --(e)
Mattress manufacturing ...............        262           368           334
Leisure-time .........................         70           105           104
                                          -------       -------       -------
     Total ...........................    $ 2,855       $45,907       $   592
                                          =======       =======       =======

Depreciation and Amortization:
------------------------------
Finance ..............................    $ 3,476       $ 4,322       $ 5,276
Real estate rental ...................      1,291           809            --(e)
Mattress manufacturing ...............        581           650           725
Leisure-time .........................        277           292           331
                                          -------       -------       -------
     Total ...........................    $ 5,625       $ 6,073       $ 6,332
                                          =======       =======       =======

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests. Total assets exclude assets from discontinued operations.

(a) Operations in Australia, Bahamas (see Note 10), Israel, U.S. Virgin Islands and United States.

(b)  Operations in Israel (1994 only) and Cayman Islands.

(c)  Operations in Israel.

(d)  Includes gains on sale of real estate rental property (see Note 3).

(e) The Company did not have a real estate rental segment in 1994; all amounts related to real estate rental for this year is reflected in the finance segment.

The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The mattress manufacturing segment consists of Paradise Industries, Ltd., which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel whose customer base consists of independent stores as well as hotel chains. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company's 51%-owned subsidiary located in Israel).

Note 12 - Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)  Cash and Cash Equivalents

     For short-term investments, the carrying amount is a reasonable estimate of fair value.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d)  Commitments

     Due to the relatively short term of commitments discussed in Note 13, their contract value is considered to be their fair value.

(e)  Deposits, Notes and Loans Payable and Debentures

     The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

                                            1996                   1995
                                    --------------------    --------------------
                                    Carrying      Fair      Carrying      Fair
                                     Amount       Value      Amount       Value
                                    --------    --------    --------    --------
Financial assets:

Cash and cash equivalents ......    $  9,685    $  9,685    $ 15,976    $ 15,976
Deposits, notes and loans
 receivable ....................      57,041      56,752      73,935      72,955
Investments ....................      31,341      31,341      40,100      40,100
                                    --------    --------    --------    --------
                                    $ 98,067    $ 97,778    $130,011    $129,031
                                    ========    ========    ========    ========

Financial liabilities:

Deposits, notes and loans
 payable .......................    $ 44,543    $ 44,514    $ 41,503    $ 41,025
Debentures outstanding .........      57,871      59,795      74,378      77,403
                                    --------    --------    --------    --------
                                    $102,414    $104,309    $115,881    $118,428
                                    ========    ========    ========    ========

Note 13 - Commitments and Contingencies

(a) The combined minimum annual lease payments on Ampal's corporate offices, Country Club Kfar Saba and Paradise, without giving effect to future escalations, are approximately $.7 million a year for the years 1997 through 2001, and $8 million in the aggregate, thereafter. The leases expire in 2009, 2038 and 2001, respectively.

(b) For the years 1997 through 2001, the combined minimum lease receipts to be received by the Company from rental properties are approximately $4.8 million in 1997 ($2.8 million from related parties); $4.2 million in 1998 ($2.3 million from related parties); $3.8 million in 1999 ($1.9 million from related parties); $3.1 million in 2000 ($1.4 million from related parties); $1.8 million in 2001 (all from non-related parties); and $12.4 million in the aggregate, thereafter (all from non-related parties).

(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totalling $17.1 million (includes $5 million of guarantees with respect to M.D.F.).

         The Company's commitments to its investees amounted to $14.7 million.

(d) An appeal filed by Sonol, a subsidiary of the Company's investee, Granite,

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

together with appeals filed by Paz and Delek, the other two major fuel marketing companies, against the June 1993 ruling by the Controller of Restrictive Trade Practices declaring that exclusive agreements entered into between the fuel marketing companies and filling station operators are restrictive trade agreements, is now pending in the District Court in Jerusalem.

     The Controller of Restrictive Trade Practices, on December 14, 1995, amended the above ruling following a compromise agreement reached between Sonol and Paz in their above mentioned appeals. Under the terms of the compromise arrangement, Sonol will release 36 stations not subject to an "Accepted Leasing Agreement" as defined in the arrangement and the Controller will rescind his ruling regarding other stations in which Sonol is party to such an "Accepted Leasing Agreement." Several appeals were filed in the supreme court against this arrangement, which were rejected on December 2, 1996. The court ruled that the Controller of Restrictive Trade Practices had the authority to enter into the above arrangement and that it is in effect. As a result, Sonol released the 36 stations from the exclusive agreements it had with them and is in the process of rescinding its appeal.

     Sonol and "Delek" the Israel Fuel Corporation Ltd. ("Delek") jointly own the rights to the "Dalkan 2000," a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997, the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the "Dalkan 2000" system by Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, both Sonol and Delek agreed to divide the "Dalkan 2000" system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preference, to enter into an agreement with either of the companies. The implementation of the separation agreement will be carried out in stages from September 1997 to December 1998.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset, the Israeli parliament. The Economics Committee of the current Knesset has decided that the rule of "Continuity" will be in effect and shall continue dealing with this proposal.

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

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim") to redeem the perpetual debentures owned by Ampal for approximately $.7 million and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, on the alleged grounds that these are debt and not equity investments. It is Ampal's view, that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation. Ampal is contesting this legal proceeding. Though a hearing has been held no judgment in this case has been rendered as of the date hereof.

Note 14 - Change of Control of Ampal

On June 6, 1996, Hapoalim completed the sale of 5,742,351 shares of Ampal's Class A Stock (equal to 27.9% of the outstanding Class A Stock as of that date, not assuming conversion of Hapoalim's Preferred Stock) at a price of $7.87 per share to Rebar Financial Corp. ("Rebar"), a company controlled by the Steinmetz family. This sale of shares was made within the framework of the reduction of the non-banking holdings of Hapoalim according to the Banking (Licensing) Law in effect in Israel, which required Hapoalim to sell non-banking holdings in excess of 25% by the end of 1996. Furthermore, on December 11, 1996, Hapoalim delivered to Rebar an additional 1,500,001 shares of Ampal's Class A Stock.

Hapoalim continues to hold 5,874,281 shares of Ampal's Class A Stock (equal to 24.8% of the outstanding Class A Stock as of December 31, 1996, without assuming conversion of shares of Ampal's Preferred Stock owned by Hapoalim). As of December 31, 1996, Rebar held 7,391,952 shares of Ampal's Class A Stock (equal to 31.25% of the outstanding shares of Class A Stock).

Also, on December 11, 1996, but prior to the sale of shares referred to above, Hapoalim and Ampal entered into an exchange agreement pursuant to which Hapoalim and Ampal exchanged all 3,000,000 shares of Ampal's Common Stock owned by Hapoalim for 3,000,000 shares of Ampal's Class A Stock. Ampal's Board had formed a "Special Committee" consisting of five outside directors to consider Hapoalim's request to (i) equalize the voting rights of the Common Stock with the voting rights of the Class A Stock, and (ii) compensate Hapoalim for the reduction in its voting rights which would result from such equalization. The Special Committee was authorized to negotiate, approve or disapprove any such transaction on Ampal's behalf. The Special Committee retained independent counsel and an independent investment bank to advise it in connection with Hapoalim's proposal. The Special Committee unanimously approved the exchange transaction and recommended that Ampal's Board also approve such transaction and take all actions appropriate to effectuate it. Ampal's Board approved the exchange transaction and the exchange agreement by the unanimous vote of all directors then present and voting at a meeting held on December 11, 1996.

In the exchange agreement, Ampal agreed to recommend to its shareholders that they vote their shares at the next meeting of Ampal's shareholders in favor of an amendment to the Certificate of Incorporation ("Certificate") to provide for the removal and elimination of the Common Stock from Ampal's authorized shares and the cancellation of any reference to the Common Stock in Ampal's Certificate. In addition, Ampal agreed that until its Certificate is amended as provided above, Ampal will not reissue, resell, transfer, distribute or take any other action with respect to any or all of the Common Stock. Furthermore, until the later of such time as the Certificate is amended as so provided or such time as Hapoalim's interest in Ampal, whether directly or through subsidiaries of Hapoalim, is less than 10% of all the outstanding shares of the Class A Stock, Ampal will not issue any class of equity security with voting rights that are preferential to the voting rights of the Class A Stock, other than preferred stock that has customary voting rights with respect to the election of members of the Board only in the event of the non-payment of preferential dividends. In March 1997, the Board of Directors of Ampal authorized the submission to the shareholders of a proposal to eliminate the Common Stock from Ampal's capitalization at the next annual meeting to be held May 28, 1997.

Prior to the consummation of the transactions described above, Hapoalim beneficially owned 3,000,000 shares of Ampal's Common Stock (representing 100% of outstanding Common Stock)

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 10,500,991 shares (assuming conversion of shares of Ampal's Preferred Stock owned by Hapoalim) of Ampal's Class A Stock (representing 50.2% of the outstanding Class A Stock). As the holder of all the outstanding Common Stock, as to matters submitted to the vote of the shareholders of Ampal (including the election of directors other than 25% of the Board for whom only holders of Class A Stock could vote), Hapoalim was entitled to cast a number of votes equal to the total number of votes cast by the holders of Class A Stock, but, in no event, more than ten votes per share of Common Stock. Thus, before the exchange of Hapoalim's Common Stock for Class A Stock, as described above, Hapoalim had the power to elect at least approximately 75% of Ampal's directors.

Note 15 - Subsequent Events

The Company has entered into two agreements as of December 19, 1996, with Investment Company of Bank Hapoalim to sell its direct holding in Orlite and a wholly-owned subsidiary which holds a separate interest in Orlite for an aggregate purchase price of $5.2 million, plus interest. The Company is expected to record a gain of $.8 million, ($.5 million net of taxes) in 1997. These sales are subject to regulatory approval.

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------
(Unaudited)

                                       First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter    Quarter     Total
                                  ------------------------------------------------------
                                        (Dollars in thousands, except per share data)
Year Ended
December 31, 1996(1)
Revenues .........................  $  7,998   $ 14,562   $  7,300   $ 14,500   $ 44,360

Net interest (expense) ...........      (247)      (416)      (429)    (1,115)    (2,207)

Manufacturing operations .........      (112)      (139)      (799)       (86)    (1,136)


(Loss) income from continuing
operations .......................  $ (1,401)  $  2,953   $ (2,565)  $ (6,347)  $ (7,360)
(Loss) from discontinued
operations .......................    (1,501)    (1,074)       (60)      (257)    (2,892)
                                    --------   --------   --------   --------   --------
Net (loss) income ................  $ (2,902)  $  1,879   $ (2,625)  $ (6,604)  $(10,252)
                                    ========   ========   ========   ========   ========

(Loss) earnings per Class A share:
 (Loss) earnings from continuing
operations .......................  $   (.05)  $    .10   $   (.09)  $   (.23)  $   (.27)
 (Loss) from discontinued
operations .......................      (.06)      (.03)        --       (.01)      (.10)
                                    --------   --------   --------   --------   --------
(Loss) earnings per
 Class A share ...................  $   (.11)  $    .07   $   (.09)  $   (.24)  $   (.37)
                                    ========   ========   ========   ========   ========


Year Ended
December 31, 1995(2)

Revenues .........................  $ 10,739   $ 11,082   $ 12,228   $ 10,664   $ 44,713

Net interest income (expense) ....       687         29       (170)       973      1,519

Manufacturing operations .........       158        331        194         40        723

Income from continuing operations   $  1,757   $  1,775   $  1,668   $  1,281   $  6,481
(Loss) from discontinued
  operations .....................      (171)      (774)    (1,183)    (2,187)    (4,315)
                                    --------   --------   --------   --------   --------
Net income (loss) ................  $  1,586   $  1,001   $    485   $   (906)  $  2,166
                                    ========   ========   ========   ========   ========

Earnings (loss) per Class A share:
 Earnings from continuing
operations .......................  $    .07   $    .06   $    .06   $    .04   $    .23
(Loss) from discontinued
operations .......................      (.01)      (.03)      (.04)      (.07)      (.15)
                                    --------   --------   --------   --------   --------
Earnings (loss) per
 Class A share ...................  $    .06   $    .03   $    .02   $   (.03)  $    .08
                                    ========   ========   ========   ========   ========

1. The first and second quarters have been restated to reflect the results of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. as a discontinued operation.

2. Each quarter has been restated to reflect the results of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. as a discontinued operation.

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

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

                                  MANAGEMENT

      The following table sets forth certain information regarding Ampal's directors and executive officers:

      NAME                                    POSITION

Raz Steinmetz (1)............   Director and Chairman of the Executive Committee
Shlomo Recht(1)*.............   Chairman of the Board and Director
Lawrence Lefkowitz(1)........   President, Chief Executive Officer and Director*
Moshe Mor**..................   Executive Vice President
Yehoshua Gleitman............   Executive Vice President of Ampal and Managing
                                 Director of Ampal (Israel)***
Alan L. Schaffer.............   Vice President-Finance and Treasurer
Alla Kanter..................   Vice President-Accounting and Controller
Isaiah Halivni...............   Vice President-Legal and Secretary
Miri Lent Sharir.............   Assistant Vice President-Israel Operations
Harry B. Henshel(2)(5)(6)....   Class A Director****
Herbert Kronish(5)(6)........   Class A Director****
Evelyn Sommer(2)(3)(5)(6)....   Class A Director****
Irwin Hochberg(3)(5)(6)......   Class A Director****
Arie Abend(2)................   Director
Michael Arnon................   Director
Stanley I. Batkin(1)(3)(5)(6)   Director
Yaacov Elinav(1)(4)..........   Director
Hillel Peled.................   Director
Shimon Ravid(4)..............   Director
Michael W. Sonnenfeldt.......   Director

----------
* Mr. Recht resigned as Chairman of the Board and Director of Ampal, effective December 31, 1996. Pending election of a new Chairman of the Board, Mr. Lefkowitz has assumed the duties of the Chairman of the Board.

** Mr. Mor has submitted his resignation as Executive Vice President of Ampal, effective April 12, 1997, though he will continue to be an employee of Ampal (Israel).

*** Ampal (Israel) is a wholly-owned subsidiary of Ampal. Mr. Gleitman's appointment is effective April 1, 1997.

**** Only holders of Class A Stock are entitled to vote for the Class A Directors. See "Market for Registrant's Common Equity and Related Stockholders Matters - Voting Rights."

      The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1) Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2) Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors' fees and related matters.

(3) Member of the Related Party Transactions Committee of the Board which reviews and passes upon the fairness of business transactions between Ampal and related parties.

(4) Member of the Stock Option Committee of the Board which administers Ampal's 1993 Stock Option Plan. For a description of such plan, see "Executive Compensation - Stock Option Plan."

(5) Member of the Special Committee of the Board which was formed to consider Hapoalim's request to equalize the voting rights of the Common Stock with those of the Class A Stock, and to negotiate, approve or disapprove any such transaction on Ampal's behalf. This committee has completed its work and has been discharged.

(6) Member of the Share Repurchase Committee which administers Ampal's stock repurchase program.

      In 1996, the Board of Directors met four times and acted by written consent two times, the Executive Committee did not meet but acted by written consent seven times, the Audit Committee met once, the Related Party Transactions Committee did not meet but acted by written consent one time and the Stock Option Committee did not meet. The Special Committee was formed in February 1996 and met four times before being discharged on December 11, 1996. Ampal does not have a nominating committee or compensation committee. Other than Messrs. Raz Steinmetz and Peled, all directors attended more than 75% of the aggregate of (1) the total number of Board of Directors meetings held during the period in 1996 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 1996 (during the period of such service).

      The following sets forth the ages of all of the above-mentioned directors and officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and the term of office of each such director and officer.

      RAZ STEINMETZ, 33, has managed various investments for his family, including real estate, financial investments and others, since September 1994. From September 1993 through September 1994, he worked as a trainee at Republic National Bank of New York. From September 1991 through July 1993, he attended University of Pennsylvania, Wharton Business School, where he received a Masters Degree in Business Administration. He became a director of Ampal in June 1996 and Chairman of the Executive Committee in December 1996. Mr. Steinmetz is the son of Daniel Steinmetz.

      SHLOMO RECHT, 55, was Chairman of the Board of Directors of Ampal from July 1994 until his resignation, effective December 31, 1996. From March 1994 until July 1994, he was Vice Chairman of the Board of Directors of Ampal. From April 1990 until March 1994, he was Managing Director of Poalim Capital Markets and Investments Ltd. From 1988 until 1989, and from 1994 to 1996, he served as a director of Ampal.

      LAWRENCE LEFKOWITZ, 59, has been President and Chief Executive Officer of Ampal since November 1990. Since August 1990 at the request of, and pursuant to the terms of his employment agreement with, Ampal, he has been Counsel to Hapoalim and rendered legal services to its United States Branches.

      MOSHE MOR, 61, has been Executive Vice President of Ampal since December 1995. Prior thereto, he was Vice President-Israel Operations of Ampal for more than five years. Mr.

Mor has submitted his resignation, effective April 12, 1997, though he will continue to be an employee of Ampal (Israel).

      YEHOSHUA GLEITMAN, 47, will become Executive Vice President of Ampal and Managing Director of Ampal (Israel), head of Ampal's Israeli operations, on April 1, 1997. From August 1996 until February 1997, he was Director General of the Israeli Ministry of Industry and Trade and was Chief Scientist at the Ministry of Industry and Trade from January 1993 until February 1997. Prior to his tenure with Ministry of Industry and Trade, Mr. Gleitman was Director General of AIMS Limited, a trading company.

      ALAN L. SCHAFFER, 54, has been Vice President-Finance and Treasurer of Ampal since August 1990.

      ALLA KANTER, 39, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

      ISAIAH HALIVNI, 30, has been Vice President-Legal and Secretary of Ampal since February 1997. From November 1993 until January 1997, he was an associate at Kronish, Lieb, Weiner & Hellman LLP ("KLWH"). From October 1992 until May 1993, he was an attorney employed by the law firm of Yigal Arnon & Co., a Tel Aviv law firm. From August 1989 until May 1992, he attended Columbia University School of Law.

      MIRI LENT SHARIR, 40, has been Assistant Vice President-Israel Operations of Ampal since July 1988 and has been employed by Ampal (Israel) for more than five years. She also serves as a director of Teledata Communications Ltd. (of which Ampal indirectly owned 8.0% as of December 31, 1996) and Carmel Container Systems Limited (of which Ampal directly and indirectly owned 20.7% as of December 31, 1996).

      HARRY B. HENSHEL, 78, has been Vice Chairman of the Board of Bulova Corporation ("Bulova") since 1996. He was Chairman of the Board of Bulova from 1974 until 1996. He has also served as Chairman of the Chief Executives Council of Omega Group since 1990 and as a director of the Ponce Hotel Corporation for more than 20 years and the Universal Holdings Corp. since 1993. He has been a member of the Advisory Board of the New York State Business Partnership for more than five years and a trustee of the New York Backstretch Employees Pension Trust for more than 10 years. He served on the Board of Directors of Ampal Industries from 1982 until 1990. He became a director of Ampal in 1993.

      HERBERT KRONISH, 70, has been a Senior Partner of KLWH since 1958. KLWH has been legal counsel to Ampal since 1982. He became a director of Ampal in 1994.

      EVELYN SOMMER, 58, has been President of Women's International Zionist Organization-USA, and a representative of Women's International Zionist Organization to the United Nations for more than five years, has been Chairman, American Section of the World Jewish Congress for more than five years and has been Chairman, North American Section of the World Jewish Congress since January 1996. She became a director of Ampal in 1982.

      IRWIN HOCHBERG, 68, has been a Senior Partner and President of Bloom Hochberg & Co., P.C., which provides accounting, auditing and tax service, professional and consulting services to commercial and individual clients, for more than five years. He also serves as a director of Transmedia Network, Inc. He became a director of Ampal in 1994.

      ARIE ABEND, 59, has been a Joint Managing Director of Hapoalim and Regional Manager, Western Hemisphere of Hapoalim since June 1994. From March 1991 until May 1994, he was a Senior Executive Vice President of Hapoalim. In 1984, 1985 and 1991, he served as a director of Ampal. He became a director again in 1994.

      MICHAEL ARNON, 71, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

      STANLEY I. BATKIN, 82, served on the Board of Directors of Ampal Industries from 1983 until 1990 and was a member of its Executive Committee from 1986 until 1990. From 1976 to 1983, he served as a director of Ampal. He became a director again in 1991.

      YAACOV ELINAV, 52, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in 1992.

      HILLEL PELED, 49, has been President of Inveco International, Inc., a private investment company, since January 1990. From January 1982 to June 1986, he served as Vice President-Finance and Treasurer of Ampal. He became a director of Ampal in June 1996.

      SHIMON RAVID, 60, has been a Joint Managing Director of Hapoalim since February 1994. From October 1989 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. He became a director of Ampal in 1990.

      MICHAEL W. SONNENFELDT, 40, is the founder and Managing Director of Emmes & Company LLC, a private real estate investment group headquartered in New York City. He became a director of Ampal in June 1996.

      At the Annual Meeting, to be held on May 28, 1997, Messrs. Batkin, Henshel and Kronish will not be nominees for directors of Ampal. In addition to the other 10 current directors, the following individuals will be nominees for directors at the Annual Meeting:

      BENZION BENBASSAT, 59, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company, for more than the past five years. He also serves as a director of Paradise Industries Ltd. (of which Ampal indirectly owns 85.1%).

      KENNETH L. HENDERSON, 42, is an attorney and has been a partner at Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson") since 1987. Robinson provided legal services to Ampal during 1996.

      DANIEL STEINMETZ, 59, has managed family diamond trading businesses in Israel for more than the past five years. Mr. Steinmetz is the father of Raz Steinmetz.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires Ampal's officers and directors, and persons who own more than 10% of a registered class of Ampal's equity securities, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. These persons are required by regulation of the SEC to furnish Ampal with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Ampal believes that during 1996, Ampal's officers, directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY COMPENSATION TABLE
--------------------------

    The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1996, 1995 and 1994.

                                                                                            LONG-TERM
                                      ANNUAL COMPENSATION                              COMPENSATION AWARDS
                                      -------------------                              -------------------
                                                                                            Securities
Name and Principal                                                     Other Annual         Underlying          All Other
     Position                      Year     Salary        Bonus        Compensation          Options*          Compensation
     --------                      ----     ------        -----        ------------          --------          ------------

Lawrence Lefkowitz(1)            1996      $220,851                     $8,123(4)                             $28,800(5)
(President and                   1995       212,351      $16,335         9,088(4)                              26,055(6)
 Chief Executive Officer)        1994       204,351                      8,710(4)            16,000            24,619(7)

Moshe Mor(2)                     1996       193,751                                                            23,364(8)
(Executive Vice President)       1995       145,880       37,185                                               17,982(8)
                                 1994       120,377                                          15,150            15,930(8)

Alan L. Schaffer                 1996       147,950                                                            19,527(9)
(Vice President-Finance          1995       142,250       10,942                                               16,467(10)
 and Treasurer)                  1994       136,750                                          13,000            14,413(11)

Miri Lent Sharir                 1996       120,272                                                            19,239(8)
(Assistant Vice President-       1995       111,767       29,880                                               17,463(8)
  Israel Operations)             1994        93,777                                          11,500            14,749(8)

Shlomo Recht(3)                  1996       122,791        9,286                                               13,436(8)
(Chairman of the Board)          1995       114,633       10,455                                               13,337(8)
                                 1994        79,174        7,662                                                9,333(8)

----------
*     Indicates number of shares of Class A Stock underlying stock options

(1) Hapoalim reimbursed Ampal $100,000 per year from August 1990 through December 1995 for Mr. Lefkowitz's legal services. By agreement between Ampal and Hapoalim, beginning in January 1996, Hapoalim reimbursed Ampal $120,000 per year. Mr. Lefkowitz is employed pursuant to an employment agreement expiring September 12, 1998, renewable thereafter automatically for successive one-year terms unless one year's prior notice is given, providing for the payment of salary which shall not be less than the salary paid to him in 1992 ($191,961) and which salary is subject to annual review.

(2) Mr. Mor has submitted his resignation as Executive Vice President of Ampal, effective April 12, 1997, though he will continue to be an employee of Ampal Israel.

(3)   Mr. Recht resigned his position with Ampal, effective December 31, 1996.

(4)   Consists of amounts reimbursed for the payment of taxes.

(5) Comprised of Ampal's contribution pursuant to (i) Ampal's pension plan of $15,476; (ii) Ampal's Supplementary Executive Retirement Plan of $8,899 and (iii) Ampal's Savings Plan of $4,425. See "Other Benefits" below for a description of such plans.

(6) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,562; (ii) Ampal's Supplementary Executive Retirement Plan of $9,993 and (iii) Ampal's Savings Plan of $500.

(7) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,596; (ii) Ampal's Supplementary Executive Retirement Plan of $8,523 and (iii) Ampal's Savings Plan of $500.

(8)   Comprised of Ampal (Israel)'s contribution to its pension plan.

(9) Comprised of Ampal's contribution pursuant to (i) Ampal's pension plan of $15,117 and (ii) Ampal's Savings Plan of $4,410.

(10) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,562; (ii) Ampal's Supplementary Executive Retirement Plan of $405 and
      (iii) Ampal's Savings Plan of $500.

(11) Comprised of Ampal's contribution pursuant to Ampal's Savings Plan of $500 and the remainder pursuant to Ampal's Pension Plan.

FISCAL YEAR-END OPTION VALUES(1)

                         Number of Securities
                         Underlying Unexercised
Name                     Options at Fiscal Year-End(2)
----                     -----------------------------

                         Exercisable    Unexercisable
                         -----------    -------------

Lawrence Lefkowitz         16,000              0
Moshe Mor                  15,150              0
Alan L. Schaffer           13,000              0
Miri Lent                  11,500              0
Shlomo Recht                    0              0

(1) No options were granted to or exercised by any named executive officer during 1996, and no options were in-the-money as of December 31, 1996.

(2) This represents the total number of shares of Class A Stock subject to stock options held by the named executive at December 31, 1996.

OTHER BENEFITS

      Ampal maintains a money purchase pension plan ("Pension Plan") for its eligible employees. Eligible employees are all full-time employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. In 1990, the Pension Plan was amended so that Ampal's annual contribution was equal to 7% of each employee's compensation plus 5.4% of the employee's compensation in excess of the Social Security taxable wage base for that year. In 1994, the Pension Plan was amended so that Ampal's contribution is equal to 7% of each employee's compensation plus 5.7% of the compensation in excess of the Social Security taxable wage base for that year.

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

      Ampal maintains a Savings Plan for its eligible employees pursuant to
Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k) savings account in 1996, was limited under the Code to $9,500. For each plan year up to and including 1995, Ampal matched 50% of each employee's contribution up to a maximum matching contribution of $500 for each participant. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation. Employees who were eligible to participate in the Savings Plan as of December 31, 1995 are 100% vested at all times in the account balances maintained in their 401(k) savings account and employees who became eligible to participate in the Savings Plan on or after January 1, 1996, become vested in amounts contributed by Ampal depending on the number of years of service worked, as provided in the following table:

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

      In 1994, Ampal established a Supplementary Executive Retirement Plan ("SERP") for its eligible employees. Ampal's obligation under the SERP is to pay to affected employees the amount that would have been paid to them by the Pension Plan but for the operation of Section 401(a)(17) of the Code.

COMPENSATION OF DIRECTORS

      Directors of Ampal who are not employees of Ampal or Hapoalim receive $500 per Board meeting attended. Such persons also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

STOCK OPTION PLAN

      In November 1993, the Board approved a stock option plan (the "Stock Option Plan") which provides for grants of options to purchase up to 200,000 shares of Ampal Class A Stock in the aggregate to employees, officers and directors of Ampal and certain subsidiaries of Ampal. Options granted under the Stock Option Plan may be either options which are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code ("ISOs"), or options that are not intended to so qualify ("Non-ISOs"). The Stock Option Plan was approved by Ampal's shareholders on September 22, 1994.

      The Stock Option Plan is administered by the Board or by a Stock Option Committee thereof (the "Committee") consisting exclusively of directors who are not to be granted options under the Stock Option Plan. The Board (or the Committee) determines, subject to the terms of the Stock Option Plan, the individuals to whom options are to be granted and the terms of the options, including the exercise price, number of shares subject to each option, whether the option is to qualify as an ISO and the vesting of rights to exercise each option. Currently, the Stock Option Committee is administered by a committee consisting of Mr. Elinav and Mr. Ravid.

      The exercise price of each ISO granted under the Plan must not be less than the fair market value of the shares on the date of grant or 110% of the fair market value on the date of grant if the ISO grantee owns stock representing more than 10% of the voting power of Ampal's capital stock or value of all classes of stock of Ampal or a subsidiary corporation. The exercise price of each Non-ISO granted under the Stock Option Plan, which may be less than fair market value on the date of grant, will be fixed by the Board (or the Committee) at the time the Non-ISO is granted.

      The Board (or the Committee) shall determine the dates on which each option shall be exercisable and the conditions precedent to such exercise. However, all options, other than those granted to non-employee directors of Ampal, may not be exercisable prior to the second anniversary of their date of grant. Options granted to non-employee directors of Ampal shall be exercisable immediately upon grant. The terms of options granted under the Stock Option Plan may not exceed five years.

      To the extent that a grant of options results in the aggregate fair market value of the shares of Class A Stock with respect to which ISOs are exercisable for the first time by an optionee during any calendar year exceeding $100,000, such options are treated as Non-ISOs.

      Pursuant to an amendment to the Stock Option Plan, dated March 23, 1994, optionees may pay the exercise price or their tax withholding obligation with the shares of Class A Stock which are to be delivered upon exercise.

      In January 1994, pursuant to the Stock Option Plan, Non-ISO Options to purchase 134,900 Class A shares were granted to employees, officers, and directors of Ampal and certain subsidiaries of Ampal. No stock options were granted under the Stock Option Plan during 1996.

               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1996, members of the Executive Committee of the Board of Directors which functions as the compensation committee of Ampal included: Mr. Lawrence Lefkowitz, President and Chief Executive Officer of Ampal; Mr. Stanley I. Batkin; Mr. Yaacov Elinav, Senior Deputy Managing Director of Hapoalim; Mr. Shlomo Recht, Chairman of the Board of Directors of Ampal in 1996; and Mr. Raz Steinmetz. Mr. Michael Arnon, formerly Chairman of the Board, Chief Executive Officer and President of Ampal, was a member of the Executive Committee until his resignation in June 1996. Mr. Steinmetz became a member of the Executive Committee in June 1996 and Chairman of the Executive Committee in December 1996. For a description of business transactions between Ampal and Hapoalim, see "Certain Relationships and Related Transactions."

ITEM. 12. SECURITY OWNERSHIP OF CERTIAN BENEFICAL OWNERSHIP AND MANAGEMENT
          ----------------------------------------------------------------

                         PRINCIPAL SHAREHOLDERS OF AMPAL

      The following table sets forth information as of March 24, 1997 as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6-1/2% Cumulative Convertible Preferred Stock (the "6-1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 24, 1997, there were outstanding 23,678,984 (not including treasury shares) shares of Class A Stock of Ampal and no shares of Common Stock. In addition, there were outstanding 989,185 non-voting shares of 6-1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 189,322 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

Certain Beneficial Owners

Name and Address                                          Amount and Nature        Percent
of Beneficial Owner                Title of Class     of Beneficial Ownership      of Class
-------------------                --------------     -----------------------      --------

Daniel Steinmetz                   Class A Stock           7,446,652 shs.(1)         31.4%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
  & Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Raz Steinmetz                      Class A Stock           7,446,652 shs.(1)         31.4%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
  & Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Rebar Financial Corp.              Class A Stock           7,446,652 shs.(1)         31.4%
c/o Icaza, Gonzalez-Ruiz
  & Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Bank Hapoalim B.M.                 Class A Stock           6,258,639 shs.(2)         26.0%
50 Rothschild Blvd.
Tel Aviv, Israel

----------
(1) As reported by Mr. Daniel Steinmetz, Mr. Raz Steinmetz and Rebar on Forms 4 for the month of February 1997 filed with the SEC on March 28, 1997. Consists of 7,446,652 shares of Class A Stock held directly by Rebar. Mr. Raz Steinmetz is the President of Rebar and Mr. Daniel Steinmetz is the Vice President. They are the sole directors of Rebar and beneficially own, directly and indirectly, 96% and 4% of the outstanding equity of Rebar, respectively.

(2) As reported by Hapoalim on Amendment No. 34, dated December 18, 1996, to its Statement on Schedule 13D filed with the SEC. These shares represent all of the shares owned directly by its wholly-owned subsidiary Atad. Assumes conversion of 122,536 shares of 6-1/2% Preferred Stock and 3,350 shares of 4% Preferred Stock.

Security Ownership Of Management

      The following table sets forth information as of March 24, 1997 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownerships are direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Ampal-American Israel Corporation
---------------------------------
CLASS A STOCK
-------------

                                   Amount and Nature            Percent of
      Name                      of Beneficial Ownership     Outstanding Shares
      ----                      -----------------------     ------------------

    Michael Arnon                       7,500(1)                      *
    Stanley I. Batkin                  10,000(2)                      *
    Harry B. Henshel                   22,000(2) (3)                  *
    Irwin Hochberg                      3,000(4)                      *
    Herbert Kronish                     1,000                         *
    Lawrence Lefkowitz                 48,375(5)                      *
    Miri Lent Sharir                   16,630(6)                      *
    Moshe Mor                          15,150(1)                      *
    Shlomo Recht                        2,000                         *
    Alan L. Schaffer                   13,000(1)                      *
    Evelyn Sommer                       5,000(2)                      *
    Raz Steinmetz                   7,446,652(7)                    31.4%
All Directors and Executive
    Officers as a Group             7,590,307(8)                    31.9%

WARRANTS TO PURCHASE
--------------------
  CLASS A STOCK
  -------------
                                   Amount and Nature            Percent of
      Name                      of Beneficial Ownership     Outstanding Shares
      ----                      -----------------------     ------------------

    Harry B. Henshel                   15,000                         *
All Directors and Executive
    Officers as a Group                15,000(9)                      *

----------
*     Represents less than 1% of the class of securities.

(1) Consists of options to purchase shares of Class A Stock which are currently exercisable.

(2) Includes options to purchase 5,000 shares of Class A Stock which are currently exercisable.

(3) Includes warrants to purchase 15,000 shares of Class A Stock which are currently exercisable.

(4) Includes 1,000 shares of Class A Stock held of record by Mr. Hochberg's wife.

(5) Includes 23,100 shares of Class A Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative and options to purchase 16,000 shares of Class A Stock which are currently exercisable.

(6) Includes options to purchase 11,500 shares of Class A Stock which are currently exercisable.

(7) Attributable to 7,446,652 shares of Class A Stock held directly by Rebar. For Mr. Steinmetz's affiliation with Rebar, see "Certain Beneficial Owners."

(8) Includes warrants to purchase 14,000 shares of Class A Stock which are currently exercisable and options to purchase 63,000 shares of Class A Stock which are currently exercisable. Includes equity securities owned by Mr. Mor who will no longer be an executive officer after April 12, 1997 and Mr. Recht who is no longer an officer or director of Ampal.

(9) Consists of warrants to purchase 15,000 shares of Class A Stock held by Mr. Henshel.

      See "Significant Developments Since Beginning of Last Fiscal Year - Change of Control of Ampal" for the change of control of Ampal that took place in 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

      The Board of Directors of Ampal maintains a Related Party Transactions Committee comprised of independent directors which reviews and passes upon the fairness of any business dealings and arrangements (other than borrowings on then prevailing market terms or deposits made in the ordinary course of business) between Ampal and any affiliated party. With certain exceptions, Ampal may not enter into transactions with any officer, director or principal shareholder of Ampal, without first obtaining the approval of the Related Party Transactions Committee, the disinterested members of the Board of Directors or the shareholders. In addition, in connection with the Exchange Agreement, the Special Committee considered Hapoalim's request to (i) equalize the voting rights of the Common Stock with the voting rights of the Class A Stock and (ii) compensate Hapoalim for the reduction in its voting rights which would result from such equalization.

      The management of Ampal believes that all of the following transactions were done on terms which were no less advantageous to Ampal than could have been obtained from unaffiliated third parties.

      Ampal borrows and receives deposits from Hapoalim and its subsidiaries. During 1996, the largest amount of such indebtedness outstanding at any one time was $34,798,000 and interest expense thereon was $3,861,000. Additionally, Ampal makes loans to and maintains deposits with Hapoalim and its subsidiaries. The largest amount of such loans and deposits at any one time during 1996 was $68,133,000 and interest income thereon was $7,252,000. As of December 31, 1996, the amount of borrowings and deposits from Hapoalim and its subsidiaries was $32,375,000 and the amount of loans to and deposits with Hapoalim and its subsidiaries was $45,866,000. Ampal is the beneficiary of a $2 million committed line of credit from Hapoalim which expires in October 1997. Borrowings under this line of credit bear interest at a variable rate of interest equal to LIBOR plus 1/2%. Such loans and borrowings are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third persons and, in the opinion of the management of Ampal, do not involve more than normal risk of collectibility or present other unfavorable features.

      Ampal subleases 2,825 square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent which commenced in September 1994, is $170,000, subject to escalation. In 1996, Ampal's total payments to Hapoalim in connection with this lease totalled $171,247.

      Ampal or its subsidiaries leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total annual rental payments of approximately $3,454,000. Generally, the annual payments are based upon 10% of the value of the property linked to the Israeli CPI.

      In 1991, Ampal agreed that its third lien on certain assets of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek"), an Ampal subsidiary, would rank behind the lien of Hapoalim on those assets. On December 23, 1996, Ampal sold its interest in Pri Ha'emek to an unrelated third party.

      At the request of, and pursuant to the terms of an employment agreement with, Ampal, Mr. Lefkowitz has been counsel to Hapoalim and has rendered legal services to its United

States branches since August 1990. In 1996, Hapoalim reimbursed Ampal $120,000 for the services of Mr. Lefkowitz under the arrangement.

      On December 11, 1996, Hapoalim exchanged 3,000,000 shares of Common Stock for 3,000,000 shares of Class A Stock and Ampal agreed to recommend to its shareholders that the Certificate be amended by eliminating the Common Stock and removing any reference in the Certificate to the Common Stock. See "Significant Developments Since Beginning of Last Fiscal Year - Change in Control of Ampal."

                                     PART IV
                                     -------

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------


(a)   The following documents are filed as a part of this report:

                                                                         Page
                                                                      Reference*
                                                                      ----------
   (1) Financial Statements and Supplementary Data

          Ampal-American Israel Corporation and Subsidiaries

               Report of Independent Public Accountants...........         40
               Consolidated Statements of Income for the years
                  ended December 31, 1996, 1995 and 1994..........         41
               Consolidated Balance Sheets as at
                  December 31, 1996 and 1995......................         42
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994....         44
               Consolidated Statements of Changes in Shareholders'
                  Equity for the years ended December 31, 1996,
                  1995 and 1994...................................         46
               Notes to Consolidated Financial Statements.........         49

   Supplementary Data:

               Selected quarterly financial data for the years
                  ended December 31, 1996 and 1995................         64

(2) Financial Statement Schedules

               Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.

   (i)  Schedule of Representative Rates of Exchange
               between the U.S. dollar and New Israeli Shekel
               for three years ended December 31, 1996............         87

   (ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

          Bay Heart Ltd. & its Subsidiary
               Report of Independent Public Accountants...........         90
               Consolidated Balance Sheets as at
                  December 31, 1996 and 1995......................         92
               Consolidated Statements of Income for the
                  years ended December 31, 1996, 1995 and 1994....         95
               Consolidated Statements of Changes in Shareholders'
                  Equity for the years ended
                  December 31, 1996, 1995 and 1994................         96
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994....         97
               Notes to Consolidated Financial Statements.........        101

                                                                         Page
                                                                      Reference*
                                                                      ----------

          Carmel Container Systems Ltd. and its Subsidiaries
               Report of Independent Auditors.....................        129
               Consolidated Balance Sheets as at
                  December 31, 1996 and 1995......................        130
               Consolidated Statements of Income for the
                  years ended December 31, 1996, 1995 and 1994....        132
               Consolidated Statements of Changes in Shareholders'
                  Equity for the years ended
                  December 31, 1996, 1995 and 1994................        133
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994....        134
               Notes to Consolidated Financial Statements.........        136

          Coral World International Ltd. and Subsidiaries
               Report of Independent Public Accountants ..........        181
               Consolidated Balance Sheets as at December 31,
                  1996 and 1995 ..................................        182
               Consolidated Statements of Income for the years
                  ended December 31, 1996, 1995 and 1994 .........        184
               Consolidated Statements of Cash Flows for the
                   years ended December 31, 1996, 1995 and 1994 ..        185
               Consolidated Statements of Changes in
                   Shareholders' Equity for the years ended
                   December 31, 1996, 1995 and 1994 ..............        187
               Notes to Consolidated Financial Statements ........        188

          Granite Hacarmel Investments Limited and Subsidiaries
               Report of Certified Public Accountants.............        194
               Consolidated Balance Sheets as at
                  December 31, 1996, and 1995.....................        196
               Consolidated Statements of Income for the
                  years ended December 31, 1996, 1995 and 1994....        198
               Consolidated Statements of Shareholders'
                  Equity for the years ended
                  December 31, 1996, 1995 and 1994................        199
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994....        200
               Notes to Consolidated Financial Statements.........        204

          Moriah Hotels Ltd.
               Report of Certified Public Accountants.............        252
               Consolidated Balance Sheets as at
                  December 31, 1996 and 1995......................        253
               Consolidated Statements of Income for the
                  years ended December 31, 1996, 1995 and 1994....        255
               Consolidated Statements of Changes in
                  Shareholders' Equity for the years ended
                  December 31, 1996, 1995 and 1994................        256
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994....        257
               Notes to Consolidated Financial Statements.........        259

          Ophir Holdings Ltd.
               Report of Independent Auditors.....................        277
               Consolidated Balance Sheets as at
                  December 31, 1996 and 1995......................        279
               Consolidated Statements of Income for the
                  years ended December 31, 1996, 1995 and 1994....        281
               Consolidated Statements of Changes in
                  Shareholders' Equity for the years ended
                  December 31, 1996, 1995 and 1994................        283
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994....        285
               Notes to Consolidated Financial Statements.........        289

          Orlite Industries (1959) Ltd.
               Report of Certified Public Accountants.............        331
               Balance Sheets as at December 31, 1996 and 1995....        332
               Statements of Income for the years ended
                  December 31, 1996, 1995 and 1994................        333
               Statements of Changes in Shareholders' Equity for
                  the years ended

                                                                         Page
                                                                      Reference*
                                                                      ----------

                  December 31, 1996, 1995 and 1994................        334
               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994................        335
               Notes to the Financial Statements..................        337

          Trinet Venture Capital Ltd.
               Report of Certified Public Accountants.............        363
               Balance Sheets as at December 31, 1996 and 1995....        365
               Statements of Operations for the years ended
                  December 31, 1996, 1995 and for the period from commencement of operations (February 1, 1994)
                  through December 31, 1994.......................        366
               Statements of Changes in Shareholders' Deficiency
                  for the years ended December 31, 1996, 1995
                  and 1994........................................        367
               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994................        368
               Notes to the Financial Statements..................        370

     (iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

               AM-HAL Ltd.........................................        383
               Ampal Engineering (1994) Ltd.......................        384
               Ampal Enterprises Ltd..............................        386
               Ampal Financial Services Ltd.......................        387
               Ampal Holding (1991) Ltd...........................        388
               Ampal Industries (Israel) Ltd......................        390
               Ampal (Israel) Ltd.................................        391
               Ampal Properties Ltd...............................        393
               Bank Hapoalim (Cayman) Ltd.........................        395
               Country Club Kfar Saba Limited.....................        397
               Epsilon Investment House Ltd.......................        399
               Hapoalim (Latin America) Casa Bancaria S.A.........        400
               Hod Hasharon Sport Center (1992) Limited
                  Partnership.....................................        402
               Mivnat Holdings Ltd................................        404
               Nir Ltd............................................        405
               Paradise Industries Ltd. (U.S. Dollars)............        407
               Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ......        410
               Red Sea Marineland Holding (1973) Ltd..............        411
               Red Sea Underwater Observatory Ltd.................        413
               Renaissance Investment Co. Ltd.....................        415
               Shmey-Bar Real Estate 1993 Ltd.....................        416
               Shmey-Bar (T.H.) 1993 Ltd..........................        418
               Teledata Communication Ltd.........................        420
               Trinet Investment in High-Tech Ltd.................        421
               U.D.S.-Ultimate Distribution Systems Ltd...........        422

                                                                         Page
                                                                      Reference*
                                                                      ----------

(3) List of Exhibits

   Exhibit 3 - Articles of Incorporation and By-Laws

          3a.       --Restated Certificate of Incorporation dated
                    December 23, 1982. (Filed as Exhibit 3a. to
                    Form 10-K for the fiscal year ended December
                    31, 1995 and incorporated herein by
                    reference. File No. 0-538).

          3b. --Certificate of Correction of Certificate of Amendment to the Certificate of Incorporation dated December 27, 1982. (Filed as Exhibit 3b. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference. File No. 0-538).

          3c. --Certificate of Amendment of the Certificate of Incorporation dated March 17, 1983. (Filed as Exhibit 3c. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference. File No. 0-538).

          3d. --Certificate of Amendment of the Certificate of Incorporation dated July 14, 1988. (Filed as Exhibit 3d. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference. File No. 0-538).

          3e. --Certificate of Amendment of the Certificate of Incorporation dated November 30, 1995. (Filed as Exhibit 3e. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference. File No. 0-538).

          3f. --By-Laws of the registrant as amended (filed as Exhibit 3d to Form 10-K for fiscal year ended December 31, 1992 and incorporated herein by reference. File 0-538).

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

   Exhibit 10 -- Material contracts

          10a. --Employment contract of Lawrence Lefkowitz,
                     dated July 26, 1993. (Filed as Exhibit 10.2 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

          10b. --Legal Services Agreement dated as of August 1,
                     1990 between Bank Hapoalim B.M. and Ampal-American Israel Corporation. (Filed as Exhibit 10i to Form 10-K for fiscal year ended December 31, 1990 and incorporated herein by reference. File No.
                     0-538).

          10c. --Warrant Agreement between Ampal-American Israel
                     Corporation and Chemical Bank, dated as of February 1, 1994. (Filed as Exhibit 10e to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference. File No. 0-538).

          10d. --Agreement dated February 7, 1992 among
                     Inerta-Energies Future Technologies Ltd., Yehuda
                     (Yuli) Offer, Offer Brothers (Management) Ltd., Offer Shipping Ltd., Offer Ship Holdings Ltd., L.I.N. (Holdings) Ltd., I.I.Z. European Enterprise B.V., Amnon Leon, Ampal Industries Inc. and Yeshayahu Landau (Translation). (Filed as
                     Exhibit 10.1 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

          10e. --Ampal-American Israel Corporation's 1993 Stock Option
                     Plan. (Filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

                                                                         Page
                                                                      Reference*
                                                                      ----------

          10f. --Amendment dated as of March 23, 1994 to Ampal-American
                     Israel Corporation's 1993 Stock Option Plan.
                     (Filed as Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference. File No. 0-538).

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

          10i. --Agreement dated January 18, 1994 between Ampal
                     Industries, Inc. and Inerta-Energies and Future Technologies Ltd. (Translation). (Filed as Exhibit
                     10.6 to Pre-Effective Amendment No. 1 to
                     Registration Statement No. 33-51023 and
                     incorporated herein by reference).

          10j. --Agreement dated March 30, 1994 between Investment
                     Company of Bank Hapoalim Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference. File No. 0-538).

          10k. --Agreement of Sale and Purchase, dated April 12, 1995 between Massachusetts Mutual Life Insurance
                     Company and Ampal Realty Corporation (Filed as Exhibit (1) to Form 8-K, dated June 28, 1995 and incorporated herein by reference. File No. 0-538).

          10l. --Amendment dated June 12, 1995 to Exhibit 10l. (Filed as Exhibit (2) to Form 8-K, dated June 28, 1995 and incorporated herein by reference. File No. 0-538).

          10m. --Agreement dated August 15, 1995 by and among Ampal-
                     American Israel Corporation and Bank Hapoalim B.M. (Filed as Exhibit 10m. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference. File No. 0-538).

          10n. --Share Purchase Contract dated October 11, 1996
                     between Ampal Industries, Inc. and Agrifarm
                     International Ltd. (Translation). (Filed as
                     Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference. File No. 2-5061).

          10o. --Exchange Agreement dated as of December 11,
                     1996 between Ampal-American Israel Corporation Ampal and Bank Hapoalim B.M. (Filed as Exhibit 2 to Amendment No. 34 of Schedule 13D filed by Bank Hapoalim B.M. on December 20, 1996 and incorporated herein by reference).

          10p. --Agreement of Sale dated December 12, 1996
                     between Ampal Realty Corporation and The
                     Government of Israel.                                E-2

          10q. --Declaration Establishing a Plan for Condominium

                     Ownership of Premises 800 Second Avenue, New York,
                     New York, dated December 12, 1996 (Filed as Exhibit
                     A to Exhibit 10p of this Report).                    E-27

                                                                         Page
                                                                      Reference*
                                                                      ----------

   Exhibit 11 -- Statement re Computation of earnings per share...        E-114

   Exhibit 12 -- Statement re Computation of Ratios...............        E-115

   Exhibit 21 -- Subsidiaries of the Registrant...................        E-116

   Exhibit 23 -- Consents of Auditors:

               AM-HAL Ltd.........................................        E-117
               Ampal-American Israel Corporation..................        E-118
               Ampal Engineering (1994) Ltd.......................        E-119
               Ampal Enterprises Ltd..............................        E-120
               Ampal Financial Services Ltd.......................        E-121
               Ampal Holding (1991) Ltd...........................        E-122
               Ampal Industries (Israel) Ltd......................        E-123
               Ampal (Israel) Ltd.................................        E-124
               Ampal Properties Ltd...............................        E-125
               Bank Hapoalim (Cayman) Ltd.........................        E-126
               Bay Heart, Ltd ....................................        E-127
               Carmel Container Systems Ltd. .....................        E-128
               Coral World International Ltd. ....................        E-129
               Country Club Kfar Saba Limited.....................        E-130
               Epsilon Investment House Ltd.......................        E-131
               Granite Hacarmel Investments Limited...............        E-132
               Hapoalim Mayo Casa (Uruguay) S.A...................        E-133
               Hod Hasharon Sport Center (1992) Ltd. Partnership..        E-134
               Mivnat Holdings Ltd................................        E-135
               Moriah Hotels Ltd..................................        E-136
               Nir Ltd............................................        E-137
               Ophir Holdings Ltd.................................        E-138
               Orlite Industries (1959) Ltd.......................        E-139
               Paradise Industries Ltd............................        E-140
               Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ......        E-141
               Red Sea Marineland Holding (1973) Ltd..............        E-142
               Red Sea Underwater Observatory Ltd.................        E-144
               Renaissance Investment Co. Ltd.....................        E-146
               Shmey-Bar Real Estate 1993 Ltd.....................        E-147
               Shmey-Bar (T.H.) 1993 Ltd..........................        E-148
               Teledata Communication Ltd.........................        E-149
               Trinet Investment in High-Tech Ltd.................        E-150
               Trinet Venture Capital Ltd.........................        E-151
               U.D.S.-Ultimate Distribution Systems Ltd...........        E-152

   Exhibit 24 -- Powers of Attorney...............................        E-153

      (b) A Current Report on Form 8-K, dated December 11, 1996 was filed by the Registrant which listed an Item 1 event relating to a change of control of Registrant and an Item 5 event, the resignation of Shlomo Recht as Chairman of the Board of Directors of Registrant. A second Current Report on Form 8-K, dated December 23, 1996, which described in Item 2 event, the transfer of Ampal's interest in Pri Ha'emek to Agrifarm, was also filed.

      * Page references preceded by the letter "E" refer to the separately bound volume of exhibits.

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                   -------------------------------------------

The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

                                   1996              1995             1994
                                  ----------------------------------------

March 31                          3.111             2.968            2.969

June 30                           3.203             2.951            3.033

September 30                      3.220             2.995            3.013

December 31                       3.251             3.135            3.018

                         BAY HEART LTD. & ITS SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1996

                         BAY HEART LTD. & ITS SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1996



                                      INDEX


                                                                    Page
                                                                -------------
       Report of Independent Auditors                               90-91

       Balance Sheets                                               92-94

       Statements of Income                                          95

       Statements of Changes in Shareholders' Equity                 96

       Statements of Cash Flows                                     97-100

       Notes to Financial Statements                               101-127

                      [Letterhead of Ronel Stettner & Co.]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             To the Shareholders of

                                 BAY HEART LTD.

We have audited the balance sheets of Bay Heart Ltd. ("the Company") as of December 31, 1996 and 1995, and the consolidated balance sheets of the Company and its subsidiary ("the consolidated") as of December 31, 1996 and 1995, and the related statements of income, statements of changes in shareholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly, we has performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinion issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements, appear in Note 23 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 24.

In our opinion, based on our audit, the above mentioned consolidated financial statements present fairly the financial position consolidated and Company - as of December 31, 1996 and 1995, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied.

Also, in our opinion, the condensed - consolidated and the Company's financial statements based on nominal data as presented in Note 24 present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1996 and 1995, and the results of operations, changes in shareholder's equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

                      [Letterhead of Ronel Stettner & Co.]


Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net income (loss) and shareholder's equity to the extent summarized in Note 24(g) to the financial statements.


                                           /s/ [Illegible]

Haifa, Israel,                             RONEL STETTNER & CO.
February 10, 1997                          Certified Public Accountants (Israel)

                           CONSOLIDATED BALANCE SHEET

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    BALANCE SHEETS
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996

                                                                        Consolidated                         The Company
                                                                 ----------------------------        ----------------------------
                                                                        December 31,                        December 31,
                                                                 ----------------------------        ----------------------------
                                                                    1996            1995                1996            1995
                                                                 -----------     ------------        -----------     ------------
                                                        Note                              Adjusted NIS
                                                        -------------------------------------------------------------------------
                                                                                         (In thousands)
ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                                          1                1                  1                1
       Trade receivables                                   3          1,353            1,534              1,353            1,534
       Accounts receivable                                 4            564              258                476              258
                                                                 -----------     ------------        -----------     ------------
                                                                      1,918            1,793              1,830            1,793
                                                                 -----------     ------------        -----------     ------------

    INVESTMENT LOANS AND LONG-TERM                         5            978              452              8,084            7,803
       RECEIVABLES
                                                                 -----------     ------------        -----------     ------------

    FIXED ASSETS, NET                                               202,823          206,844            195,101          199,327
                                                                 -----------     ------------        -----------     ------------

                                                                    205,719          209,089            205,015          208,923
                                                                 ===========     ============        ===========     ============


     /s/ M. Mor
     ---------------------------------------------
     Mr. M. Mor
     Chairman of the Board

     /s/ Y. Freidenberg
     ---------------------------------------------
     Mr. Y. Freidenberg
     Director

     /s/ U. Dori
     ---------------------------------------------
     Mr. U. Dori
     Director


     February 10, 1997
     ----------------------------
     Date

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY
    BALANCE SHEETS
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996

                                                                        Consolidated                         The Company
                                                                 ----------------------------        ----------------------------
                                                                        December 31,                        December 31,
                                                                 ----------------------------        ----------------------------
                                                                    1996            1995                1996            1995
                                                                 -----------     ------------        -----------     ------------
                                                        Note                              Adjusted NIS
                                                        -------------------------------------------------------------------------
                                                                                         (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
       Credits from banks                                  7         20,506           20,007             20,506           20,007
       Trade  payables                                     8          1,614            1,340              1,614            1,340
       Accounts payable and accrudes                       9          3,538            4,384              2,834            4,218
                                                                 -----------     ------------        -----------     ------------
                                                                     25,658           25,731             24,954           25,565
                                                                 -----------     ------------        -----------     ------------
    LONG TERM LIABILITIES:
       Deferred  taxes on income                          10          8,536            7,374              8,536            7,374
       Liabilities in respect of employee                 11              2               10                  2               10
           rights upon retirement, net
       Liabilities to banks                               12         78,560           91,698             78,560           91,698
       Liabilities to related parties                     13         50,298           47,220             50,298           47,220
       Tenants' deposits                                              1,214            1,287              1,214            1,287
                                                                 -----------     ------------        -----------     ------------
                                                                    138,610          147,589            138,610          147,589
                                                                 -----------     ------------        -----------     ------------

    CHARGES,COLLATERALS,COMMITMENTS
       AND CONTINGENCIES                                  14

    SHAREHOLDERS' EQUITY                                  15         41,451           35,769             41,451           35,769
                                                                 -----------     ------------        -----------     ------------

                                                                    205,719          209,089            205,015          208,923
                                                                 ===========     ============        ===========     ============

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    STATEMENTS OF INCOME
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996



                                                                       The Company and Consolidated (Note 1)
                                                                 --------------------------------------------------
                                                                              Year ended December 31,
                                                                   1996                1995                1994
                                                                ------------        ------------        -----------
                                                     Note                          Adjusted NIS
                                                    --------    ---------------------------------------------------
                                                                       (In thousands except per share data)

Revenues                                              16             31,992              31,631             31,173

Operating expenses                                    17             12,680              13,170             12,337
                                                                ------------        ------------        -----------

Gross profit                                                         19,312              18,461             18,836
General and administrative expenses                   18              1,642               1,519              1,433
                                                                ------------        ------------        -----------

Income from ordinary operations                                      17,670              16,942             17,403
Financial expenses, net                                              (8,704)             (8,720)            (7,948)
Other income                                          19               -                   -                   844
Capital loss                                                           (11)                (51)               -
                                                                ------------        ------------        -----------

Income before taxes                                                   8,955               8,171             10,299
Taxes on income                                       20              3,273               3,103              4,428
                                                                ------------        ------------        -----------

Net income for the year                                               5,682               5,068              5,871
                                                                ============        ============        ===========


Earnings per share (in adjusted NIS)
Earnings per NIS 1.- par  value shares                21               1.36                1.21               1.40
                                                                ============        ============        ===========

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996



                                                                       Receipts
                                                       Share          on account          Retained
                                                      capital          of shares          earnings            Total
                                                     ------------     ----------         ------------      ------------
                                                                               Adjusted NIS
                                                     -----------------------------------------------------------------
                                                                              (In thousands)

Balance at January 1, 1994                                14,678             1,427             8,725            24,830

Net income  for the year                                    -                 -                5,871             5,871
                                                     ------------      ------------      ------------      ------------

Balance at December 31, 1994                              14,678             1,427            14,596            30,701

Net income for the year                                     -                 -                5,068             5,068
                                                     ------------      ------------      ------------      ------------

Balance at December 31, 1995                              14,678             1,427            19,664            35,769

Net income for the year                                     -                 -                5,682             5,682
                                                     ------------      ------------      ------------      ------------

Balance at December 31, 1996                              14,678             1,427            25,346            41,451
                                                     ============      ============      ============      ============

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996



                                                                                  CONSOLIDATED
                                                               ---------------------------------------------------
                                                                        For the Year Ended December 31,
                                                               ---------------------------------------------------
                                                                  1996                1995                1994
                                                               ------------        ------------        -----------
                                                                                  Adjusted NIS
                                                               ---------------------------------------------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income for the year                                         5,682               5,068               5,871

    Adjustment to reconcile net income to net cash
       provided by operating activities (Appendix A)                5,169               7,846               8,500
                                                                  -------             -------             -------

    Net cash provided by operating activities                      10,851              12,914              14,371
                                                                  -------             -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in fixed assets                                      (885)             (1,658)            (11,639)
    Long-term loans and receivables                                  (230)               (452)                 --
    Disposal of fixed assets                                           45                   8                  17
                                                                  -------             -------             -------

    Net cash used by investing activities                           (1070)             (2,102)            (11,622)
                                                                  -------             -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term loans from received related parties                   3,295               3,227               9,337
    Short-term loans  repaid from related parties                      --                  --              (2,992)
    Long-term loans received from banks                             2,646                  --                  --
    Repaid long-term loans from banks                             (15,349)            (14,592)            (12,704)
    Short-term credits from banks, net                               (300)                585               3,678
    Decrease in tenant's deposits                                     (73)                (42)               (101)
                                                                  -------             -------             -------

    Net cash used by financing activities                          (9,781)            (10,822)             (2,782)
                                                                  -------             -------             -------

DECREASE IN CASH AND CASH EQUIVALENTS                                  --                 (10)                (33)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                        1                  11                  44
                                                                  -------             -------             -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                1                   1                  11
                                                                  =======             =======             =======

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    APPENDIX A: ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
             BY OPERATING ACTIVITIES
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996


                                                                                  CONSOLIDATED
                                                               ---------------------------------------------------
                                                                        For the Year Ended December 31,
                                                               ---------------------------------------------------
                                                                  1996                1995                1994
                                                               ------------        ------------        -----------
                                                                                  Adjusted NIS
                                                               ---------------------------------------------------
                                                                                 (In thousands)
INCOME AND EXPENSES NOT INVOLVING
    CASH FLOWS:
    Depreciation and amortization                                    5,115             5,467             5,435
    Erosion of long-term loans                                         147            (1,089)             (244)
    Deferred taxes on income                                         1,162             1,293             1,995
    Increase (decrease) in liability regarding employee's
      rights upon retirement                                            (8)                8               (42)
    Capital loss                                                        11                51                --
                                                                    ------            ------            ------
                                                                     6,427             5,730             7,144
                                                                    ------            ------            ------

CHANGES IN OPERATING ASSETSAND LIABILITY ITEMS:
    Decrease (increase) in trade receivables                           181               251              (355)
    Decrease (increase) in trade receivables                          (330)              111             1,557
    Collection of war damage claims                                     --             2,534                --
    Increase (decrease) in trade payables                              274               593              (316)
    Increase (decrease) in accounts payable and accruals            (1,383)           (1,373)              470
                                                                    ------            ------            ------
                                                                    (1,258)            2,116             1,356
                                                                    ------            ------            ------

                                                                    ------            ------            ------
                                                                     5,169             7,846             8,500
                                                                    ======            ======            ======

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    STATEMENT OF CASH FLOWS
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996


                                                                                      THE COMPANY
                                                                   ---------------------------------------------------
                                                                            For the Year Ended December 31,
                                                                      1996                1995                1994
                                                                   ------------        -----------        ------------
                                                                                      Adjusted NIS
                                                                   ---------------------------------------------------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         5,682               5,068               5,871
    Adjustment to reconcile net income to cash net
      provided by operating activities (Appendix A)                    5,169               7,846               8,500
                                                                     -------             -------             -------

    Net cash provided by operating activities                         10,851              12,914              14,371
                                                                     -------             -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in fixed assets                                         (691)             (1,067)             (4,937)
    Long-term loan to subsidiary                                        (424)             (1,042)             (6,703)
    Disposal of fixed assets                                              45                   8                  17
                                                                     -------             -------             -------

    Net cash used by investing  activities                             (1070)             (2,101)            (11,623)
                                                                     -------             -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term loans received from related parties                      3,295               3,227               9,337
    Short-term loans repaid from related parties                          --                  --              (2,992)
    Long-term loans received from banks                                2,646                  --                  --
    Long-term loans repaid from banks                                (15,349)            (14,592)            (12,704)
    Short-term credits from banks, net                                  (300)                585               3,678
    Decrease in tenant's deposits                                        (73)                (42)               (101)
                                                                     -------             -------             -------

    Net cash used by financing activities                             (9,781)            (10,822)             (2,782)
                                                                     -------             -------             -------

DECREASE IN CASH AND CASH EQUIVALENTS:                                    --                  (9)                (34)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                           1                  10                  44
                                                                     -------             -------             -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   1                   1                  10
                                                                     =======             =======             =======

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    APPENDIX A: ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED
         BY OPERATING ACTIVITIES
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996


                                                                                      THE COMPANY
                                                                   ---------------------------------------------------
                                                                            For the Year Ended December 31,
                                                                      1996                1995                1994
                                                                   ------------        -----------        ------------
                                                                                      Adjusted NIS
                                                                   ---------------------------------------------------
                                                                                     (In thousands)
INCOME AND EXPENSES NOT INVOLVING
    CASH FLOWS:
    Depreciation and amortization                                     5,115              5,467              5,435
    Erosion of long-term loans                                          147             (1,089)              (244)
    Deferred taxes on income                                          1,162              1,293              1,995
    Increase (decrease) in liability I respect of
      employee's rights upon retirement, net                             (8)                 8                (42)
    Capital loss                                                         11                 51                 --
                                                                     ------             ------             ------
                                                                      6,427              5,730              7,144
                                                                     ------             ------             ------

CHANGES IN OPERATING ASSETS AND
    LIABILITY ITEMS:
    Decrease (increase) in accounts receivable                          181                251               (355)
    Decrease (increase) in trade receivables                           (330)               111              1,557
    Collection of war damage claims                                      --              2,534                 --
    Increase(decrease) in trade payables                                274                593               (316)
    Increase (decrease) in accounts payable and accruals
                                                                     (1,383)            (1,373)               470
                                                                     ------             ------             ------
                                                                     (1,258)             2,116              1,356
                                                                     ------             ------             ------

                                                                     ------             ------             ------
                                                                      5,169              7,846              8,500
                                                                     ======             ======             ======

The accompanying notes are an integral part of the financial statements.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 1:- THE COMPANY AND ITS ACTIVITIES

             The Company is a private company, owning and operating a shopping center in the Haifa Bay area, known as "Bay Heart".

             A wholly owned subsidiary, Bay Heart Properties (1994) Ltd. (BHP) has acquired 50% of the titles in adjacent land. In 1996 BHP was engaged in the planning of a commercial center on the adjacent land. All erection costs were charged to cost of land. BHP was engaged in no other activities, and there is no statement of income to be attached.


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

       a.   Financial statements in adjusted Israeli currency:
            --------------------------------------------------

             1. The financial statements are presented on the basis of the historical cost adjusted to the changes in the general purchasing power of the Israeli currency (NIS), in accordance with the principles determined by the Institute of Certified Public Accountants in Israel ("the Israeli Institute").

                  All figures in the accompanying financial statements (including comparative figures) are presented in adjusted NIS, which have a stable purchasing power (NIS of December 1996), based upon the changes in the Israeli CPI.

                  The financial statements are adjusted based on the accounts of the Company maintained in nominal NIS. A summary of the financial statements in nominal NIS is presented in Note 23.


              2. The adjusted amounts of non-monetary assets do not necessarily represent realizable or current economic value, but only the originla historical cost of those assets in terms of adjusted NIS. The term "cost" in these financial statements signifies cost in adjusted NIS.

       b.  Principles of adjustment:
           -------------------------

              1. Non-monetary balance sheet items and the related components of statement of income:

                  a) Non-monetary items (mainly fixed assets and related
                     accumulated depreciation, inventories and related customer advances, work in progress and the related customer advances, intangible assets and deferred charges, and share capital and capital surplus derived from cash flow from shareholders) have been adjusted on the basis of the Israeli CPI at the time the related transactions were carried out. The components of the statement of income relating to non-monetary items (mainly changes in inventories and work in progress, depreciation and amortization) have been adjusted on the same basis used for the adjustment of the related balance sheet items.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


                  b) Deferred taxes are computed on the basis of the adjusted figures (see 2f. below).

                  c) Share capital and capital surplus derived from retained earnings (by way of distribution of bonus shares or by other transfers from retained earnings to capital surplus) have been reflected in these financial statements only if they represent capitalization of earnings in real terms.

                  d) Monetary items (items whose amounts in the balance sheet reflect current or realizable values) are presented in the balance sheet as of December 31, 1996 in their nominal amounts (figures for the preceding years have been adjusted to the December 1996 Israeli CPI).


              2.  Statement of income:
                  --------------------

                  a) The components of the statement of income (exept for
                     financing), relating to transactions carried out during the year - sales, expenses, etc, have been adjusted on the basis of receipt or at the time of payment until balance sheet date of the changes in the Israeli CPI at the time. The erosion of monetary balances relating to the aforesaid transactions has been included in the relevant items in the statement of income..

                  b) The components of the statement of income relating to
                     non-monetary items have been adjusted on the same basis used for the adjustment of the related balance sheet items (mainly depreciation, capital gain, etc).

                  c) The components of the statement of income relating to
                     provisions included in the balance sheet, such as liability in respect of employee rights upon retirement, net and provisions for vacation pay, have been determined on the basis of the changes in the balances of the related balance sheet items after their relative cash flows are taken into account.

                  d) Equity in results of subsidiaries has been determined on the basis of the adjusted financial statements of the subsidiaries.

                  e) The financial expenses, net reflect real financial income and expenses.

                  f).Deferred taxes:
                     ---------------

                     Deferred taxes are computed in respect of differences between the amount, included in these financial statements and those to be considered for tax purposes. The main components in respect of which deferred taxes have been incluede are as follows:

                    1. Differences between the value of fixed assets in the financial statements and for depreciation differences of buildings whose depreciation period exceeds 20 years.

                    2. Change in balances of taxes due to different timing. The amounts included in these financial statements and those to be considered for tax purposes

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------
    Adjusted to the NIS of December 1996


                     3. Deferred tax balances are computed at the enacted tax rate expected to be in effect at the time when these taxes will be released to the statement of income. No deferred taxes were computed in respect of capital gains that would be due in the event that the investments in subsidiary was realized, since the company intends to hold such investments.

       g.    Data regarding Israeli CPI and exchange rate of foreign currency:
             -----------------------------------------------------------------

             Below are Israeli CPI's and rates of exchange of one U.S. dollar:

                                                            Exchange rate of
                     At the year ended                       one U.S. dollar                   Israeli CPI *
               ------------------------------               ------------------             ----------------------
               December           1996                          NIS 3.251                      143.1 points
               December           1995                          NIS 3.135                      129.4 points
               December           1994                          NIS 3.018                      119.7 points
               December           1993                          NIS 2.986                        94.0 points


                  Changes during the year
               ------------------------------

               December           1996                            3.7%                             10.6%
               December           1995                            3.9%                              8.1%
               December           1994                            1.1%                             14.5%


               Real increase in the Israeli
               CPI relative to the exchange
               rate of the dollar during
               the year
               ------------------------------

               December           1996                                                              6.7%
               December           1995                                                              4.0%
               December           1994                                                             13.2%


     *) According to the index for the month ending on balance sheet date on an average basis of 1993=100.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 3:-TRADE RECEIVABLE


                                                                      Consolidated                     The Company
                                                                 ------------------------        -------------------------
                                                                      December 31,                     December 31,
                                                                 ------------------------        -------------------------
                                                                   1996          1995              1996           1995
                                                                 ----------    ----------        ----------     ----------
                                                                                       Adjusted NIs
                                                                 ---------------------------------------------------------
                                                                                      (In thousands)
                                                                                                            -
            Open balances                                             746         1,227             746           1,227
            Checks  receivable                                        610           332             610             332
                                                                   ------        ------          ------          ------

                                                                    1,356         1,559           1,356           1,559
            Less  allowance for doubtful accounts                      (3)          (25)             (3)            (25)
                                                                   ------        ------          ------          ------

                                                                    1,353         1,534           1,353           1,534
                                                                   ======        ======          ======          ======

NOTE 4:- ACCOUNTS RECEIVABLE

            Current maturities of long-term receivables                29            40              29              40
            Institutions                                              196            --             108              --
            Other accounts receivable                                 339           218             339             218
                                                                   ------        ------          ------          ------

                                                                      564           258             476             258
                                                                   ======        ======          ======          ======

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 5:- LONG-TERM LOANS AND RECEIVABLES


                                                                Consolidated                      The Company
                                                          --------------------------       --------------------------
                                                                December 31,                     December 31,
                                                          --------------------------       --------------------------
                                                            1996            1995              1996           1995
                                                          ----------     -----------       -----------     ----------
                                                                                 Adjusted NIS
                                                          -----------------------------------------------------------
                                                                                (In thousands)
             Long-term loan - extension of
                shopping center (a)                           891            452               -               -

             Prepaid expenses, less amortization (b)          116             40               116              40
                                                          ----------     -----------       -----------     ----------

                                                            1,007             492              116              40

             Less current maturities (b)                      (29)           (40)              (29)            (40)
                                                          ----------     -----------       -----------     ----------

                                                              978             452               87             -
             Investment in subsidiary
                                                          ----------     -----------       -----------     ----------
             Long-term loans (c)                              -              -               7,997           7,803
                                                          ----------     -----------       -----------     ----------

                                                              978             452            8,084           7,803
                                                          ==========     ===========       ===========     ==========

           (a) The Company is committed, under an agreement with the parties to a joint venture (Note 14b) to provide the financing of the erection costs (mainly: planning and taxes) of the joint project, pending the obtainment of an accompanying bank financing scheme. The share of the other parties in the joint venture, financed by the Company as aforesaid (50%), amounted to NIS 891 thousand. This amount is presented as a long-term loan to other parties. This loan will bear interest at the rate which will be applicable to the said bank financing.

                  At this stage, accompanying bank financing has not yet been obtained, and the long-term loan was linked to the changes in the Israeli CPI.

                  Pursuant to the agreement, the loan will be secured by a lien on the rights to land of the other parties, as mentioned, as welll as by a note via a lien on the rights to revenues from the shopping center.

           (b) Prepaid expenses in respect of using the parking loat are amortized over the period of the agreement (5 years) ending in January 2001.

           (c) The loan is linked to the Israeli CPI. Repayment date is to be determined by the Company's Board of Directors, subject to fifteen months' advance notice to the subsidiary company.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 6:-   FIXED ASSETS:

    Consolidated:


                                                              Machinery         Furniture
                                                                 and           and office
                                             Land (a)         equipment         equipment         Vehicles         Total
                                            -----------     --------------    --------------     -----------    ------------
                                                                             Adjusted NIS
                                            --------------------------------------------------------------------------------
                                                                            (In thousands)
Cost:
Balance at January 1, 1996                   203,968             11,465                822              110       216,365
Additions during year                            168                288                 50              177           628
Disposals during year                            -                -                      -             (110)         (110)

                                            -----------     --------------    --------------     -----------    ------------
Balance at December 31, 1996                 204,136             11,753                872              177       216,883
                                            -----------     --------------    --------------     -----------    ------------
Accumulated depreciation
    Balance at January 1, 1996                17,473              5,227                293               39        23,032

Additions during year                          3,784              1,161                 84               21         5,050

Disposals during year                            -                  -                    -              (52)          (52)
                                            -----------     --------------    --------------     -----------    ------------
Balance at December 31, 1996                  21,257              6,388                377                8        28,030
                                            -----------     --------------    --------------     -----------    ------------

                                            -----------     --------------    --------------     -----------    ------------
Depreciated cost at the end of the year      182,879              5,365                495              169       188,908

Payments on account of fixed assets              143                  -                  -                -           143

Investment in erection of shopping
    center (b)                                12,038              -                      -                -        12,038
Vacant land                                    1,734              -                      -                -         1,734
                                            -----------     --------------    --------------     -----------    ------------
Depreciated cost at December 31,1996         196,794               5,365               495              169       202,823
                                            ===========     ==============    ==============     ===========    ============
Depreciated cost at December 31, 1995        200,007               6,237               528               72       206,844
                                            ===========     ==============    ==============     ===========    ============

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

       The Company:

       Fixed assets include the above amount excluding land in the amount of NIS 7,722 thousand.

    (a) The Company has ownership rights to land, except an area of 379 sqm held under capitalized leasehold from the Israel Land Authority. The Israel Land Authority, approved the sale of ownership to the Company, and the consideration thereof was paid. The ownership agreement has not yet been signed.

    (b)   (1)  Investment in the erection of shopping center include land of the
               Company in the amount of NIS 4,316 thousand and the share of the subsidiary (50%) in land in the amount of NIS 6,568 thousand and in the planning and erection expenses in the amount of NIS 1,154 thousand. The land of the subsidiary has not yet been registered in the name of the subsidiary in the Land Registry offfice due to various procedures that the sellers have to complete. To secure the registration, a mortage of the land in favor of the subsdiary, was recorded.

          (2) Land in the amount of NIS 1,734 thousand was purchased from a company under liquidation. The land has not yet been recorded in the name of the Company due to a debt of the land owners to Haifa's Municipality which was not yet paid by the receiver.

               Pursuant to the purchase agreement, the receiver obligated to deposit the proceeds with a deposit under its name, if not, those proceeds be used unitl the land is registered in the name of the Company. The debt of the landowners to Haifa's Municipality totals NIS 129 thousand.

    (c)    As for charges - see Note 14.


                                                                                               December 31,
                                                                                      -------------------------------
NOTE 7:-   CREDITS FROM BANKS                                              Interest       1996               1995
                                                                            Rate      -------------      ------------
                                                                              %                 Adjusted NIS
                                                                          ----------- -------------------------------
                                                                                              (In thosuands)
          Banks-overdrafts                                                   19.2         439                 437
          Banks short-term loans                                             16.2       3,900               4,202
          Banks - Current maturities of long-term loans                                16,167              15,368
                                                                                       ------              ------
                                                                                       20,506              20,007
                                                                                       ======              ======

NOTE 8:-   TRADE PAYABLES

           Open balances                                                                1,604               1,182
           Checks payable                                                                  10                 486
                                                                                       ------              ------
                                                                                        1,614               1,668
                                                                                       ======              ======

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------



                                                           Consolidated                          The Company
                                                    ----------------------------         ----------------------------
                                                           December 31,                         December 31,
                                                       1996             1995               1996             1995
                                                    ------------     -----------        ------------     ------------
                                                                              Adjsuted NIS
                                                                 ---------------------------------------
                                                                             (In thousands)
NOTE 9:- ACCOUNTS PAYABLE AND
            ACCRUALS
Revenues received in advance                               815             1,064              815             1,064
Employee's salaries and related expenses                   336               321              336               321
Related parties                                            345               332              345               332
Institutions                                               996               996              296               830
Interest payable                                           657               761              657               761
Other accounts payable and accruals                        389               582              385               582
                                                         -----             -----            -----             -----

                                                         3,538             4,056            2,834             3,890
                                                         =====             =====            =====             =====


NOTE 10:-DEFERRED TAXES ON INCOME

       a.  Composition:
                                                               Balance              Transfer
                                                                at the                 to              Balance at
                                                              beginning            statement           the end of
                                                             of the year           of income            the year
                                                             -------------        -------------        ------------
                                                                                  Adjusted NIS
                                                             -------------------------------------------------------
                                                                                (In thousands)
The caption includes the tax effect of the
    following items:
Accelerated depreciation of  buildings                          7,440                  1,147                  8,587

Timing differences of allowable expenses                          (66)                    15                    (51)
                                                               ------                 ------                 ------

                                                                7,374                  1,162                  8,536
                                                               ======                 ======                 ======

     Deferred taxes are computed at tax rate of 36%, applicable when payments will fall due.


       b. The depreciated balance of certain depreciable fixed assets (buildings) includes amounts which will not be recognized for tax purposes as deductible depreciation, and which, in accordance with the provisions of the Institute of Certified Public Accountants in Israel are treated as permanent differences, in respect of which no deferred taxes need to be provided.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

                                                           December 31,
                                              ----------------------------------
                                                  1996                 1995
                                              ------------          ------------
                                                         Adjusted NIS
                                              ----------------------------------
                                                        (In thousands)

    Balance at the beginning of the year           1,832                1,877
    Changes during the  year                          16                  (45)
                                              ------------          ------------

    Balance at the end of the year                 1,848                1,832
                                              ============          ============

NOTE 11:-LIABILITY IN RESPECT OF EMPLOYEE'S RIGHTS UPON RETIREMENT, NET


                                                          December 31,
                                              ----------------------------------
                                                  1996                 1995
                                              ------------          ------------
                                                         Adjsuted NIS
                                              ----------------------------------
                                                        (In thousands)

    Severance pay                                   331                 300

    Less: amounts funded                           (329)               (290)
                                             -------------         ------------

                                                      2                  10
                                             =============         ============


    The Company's liability for severance pay is fully covered by the provision for severance pay -amounts funded in managers' insurance policies and in provident funds.

    Amounts funded include accruals, and may be withdrawn only open fullfilment of provisions of the Severance Pay Law, and related to income tax withholding.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


NOTE 12:-  LIABILITIES TO BANKS

          Principal and interest are linked to the Israeli CPI, at the following terms:

                                                                Consolidated
                                                                    and
                                                                the Company
                                                            --------------------
                                                             December 31, 1996
                                                            --------------------
                                                                Adjusted NIS
                                                            --------------------
                   Annual Interest Rates                       (In thousands)
                -----------------------------

                               8.075%                                6,962
                       5.675%- 6.575%                               22,877
                       5.25% - 5.50%                                31,466
                       4.75% - 4.85%                                33,422
                                                                 -----------

                                                                    94,727
                Less - current authorities                         (16,167)
                                                                 -----------

                                                                   78,560
                                                                 ===========
                The maturities are as follows:
                    Second year                                    21,011
                    Third year                                     17,063
                    Fourth year                                    12,780
                    Fifth year                                      7,323
                    Sixth year and thereafter                      20,383
                                                                 -----------

                                                                   78,560
                                                                 ===========
       As for charges - see Note 14.

NOTE 13:-LIABILITIES TO REALTED PARTIES

                                                                Consolidated
                                                                    and
                                                                the Company
                                                            --------------------
                                                             December 31, 1996
                                                            --------------------
                                                                Adjusted NIS
                                                            --------------------
                   Annual Interest Rates                       (In thousands)
                -----------------------------

                Shareholders                                       15,315
                Related parties                                    34,983
                                                                 -----------
                                                                   50,298
                                                                 ===========

       The loans are linked to the Israeli CPI and bear annual interest at the rate of 5.4%-5.5%. Interest accrued is during the year added to principal. The maturity dates of the loans, will be determined by the Board of Directors of the Company, subject to prior notice of 15 months.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


NOTE 14:-CHARGES, COLLATERALS,  COMMITMENTS AND CONTINGENCIES

       a.     Charges and collaterals

              Long-term loans from banks, amounting on December 31, 1996 to NIS 94,727 thousand, are secured by unlimited fixed and floating charges on all of the Company's assets. Part of the loans are also secured by lien on rental contracts.

       b.     Commitments:

              1. A wholly owned subsidiary of the Company acquired 50% of the rights in adjacent land. The subsidiary and the sellers undertook to carry out a joint venture for the planning, construction, renting and managing of a shopping center on the said land. The subsidiary undertook to provide banking facilities to finance the said project.

                  The parties undertook to mortgage the said land, and to assign the rental agreements as security for the said financing..

                  As of balance sheet date, various planning expenses relating to the above project aggregated to NIS 1 million. The total scope of investment in the project is estimated by the parties at $25 million.

                  The subsidiary and the partners to the joint venture examin the possibility of postponing the erection of the above project and erecting a smaller project as an interim-stage.

              2. On August 22, 1995, the Company signed an agreement to erect a transportation complex in the vicinity of the Company's shopping center. The parties to the agreement are the Ports and Railways Authority, "Nitzba" (affiliate of Egged), and the Company, in equal share. The agreement is subject to approval by the Government of Israel. The complex is to include a railway station, a bus terminal, commercial space and a parking lot. The projected inclusive cost is estimated by the parties at $25 million.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

       c.     Long-term leases

               1. Future minimum lease revenues under all leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996, are as follows:

                                   Year                       Adjusted NIS
                    -----------------------------------     -----------------
                                                             (In thousands)

                    1997                                         17,045
                    1998                                         11,552
                    1999                                          8,601
                    2000                                          7,359
                    2001                                          3,438
                    2002 and thereafter                          12,652
                                                            -----------------

                    Total minimum lease revenues                 60,647
                                                            =================

               2. Total rentals pending on revenues from sales, for the year ended December 31, 1996 amount to NIS 3,597 thousand.

               3. In addition, lessees undertook to pay maintenance and management fees.

               4.   Lease payments are linked to the Israeli CPI.

               5.   Lease agreements usually include renewal options.

                                                BAY HEART LTD. & ITS SUBSIDIARY
    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

          d.   Contingencies:

               1. The Company provided to the Municipality of Haifa a bank guarantee in the amount of NIS 58 thousand to secure the terms of the building permits.


               2. Tax assessments by the Betterment Tax Authorities, have been received by the Company for an additional payment of purchase tax in respect of purchase of land in the amount of NIS 147 thousand. The Company has objections to these assessments, however, a resolution has not yet been obtained. In order to enable the registration of the rights to that land, the payment of the purchase tax was guaranteed by issuing a bank guarantee in the amount of NIS 141 thousand.

                    Based on legal counsel's opinion, the Company believes that the prospects of its objection being ultimately sustained and upheld are good, and therefore no provision was recorded.

          e.   Claims in dispute:

               The Company has recognized a provision for the full exposure of excess, as provided in its insurance policies. Injury claims filed against the Company are based on legal counsel's opinion and Company management covered by insurance policies.

                                                BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 15:-SHARE CAPITAL


                                                                 Issued and
                                                 Authorized     outstanding
                                               --------------  ---------------

Ordinary shares of NIS 1 par value each

    Number of shares                               5,000,000     4,189,289
                                                   =========     =========

    Nominal amount                                     5,000         4,189
                                                   =========

    Remeasurement supplement                                        10,489
                                                                 ---------
                                                                    14,678
                                                                 =========

       The ordinary shares entitle their holders to attend and vote at shareholder meetings, and to participate in distribution of profits and in the excess of assets over liabilities upon winding-up.

                                                BAY HEART LTD. & ITS SUBSIDIARY
    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


                                                                               Year ended December 31
                                                                   -----------------------------------------------
                                                                     1996              1995               1994
                                                                   ----------        ----------        ----------
                                                                                   Adjusted NIS
                                                                   ----------------------------------------------
                                                                                  (In thousands)
NOTE 16:-REVENUES

             Rental                                                   25,131            24,975            24,576
             Management fees                                           6,861             6,656             6,597
                                                                   ----------        ----------        ----------

             Operating expenses                                       31,992            31,631            31,173
                                                                   ==========        ==========        ==========

NOTE 17:-OPERATING COSTS

           Salaries and related expenses                               1,484             1,517             1,222
           Depreciation and amortization                               5,115             5,467             5,435
           Cleaning and security                                       2,520             2,400             2,138
           Electricity and water                                         811               991             1,030
           Insurance and municipal taxes                                 737               951               892
           Advertising                                                 1,043               939               849
           Other expenses                                                970               905               771
                                                                   ----------        ----------        ----------

                                                                      12,680            13,170            12,337
                                                                   ==========        ==========        ==========
NOTE 18:-GENERAL AND ADMINISTRATIVE
              EXPENSES

           Salaries and related expenses                                 527               593               468
           Professional fees                                             341               447               804
           Management fees                                               332               332                 -

           Other expenses                                                442               147               161
                                                                   ----------        ----------        ----------

                                                                       1,642             1,519             1,433
                                                                   ==========        ==========        ==========

NOTE 19:-OTHER INCOME

               The amount relates to the collection of debt which was considered as bad debt in previous years.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 20:-TAXES ON INCOME


                                                            Year ended December 31
                                                 ---------------------------------------------
                                                   1996              1995              1994
                                                 ----------        ----------        ---------
                                                                 Adjusted NIS
                                                 ---------------------------------------------
                                                                (In thousands)
a.  Composition:

     Current taxes on income                          1,970             1,788          2,404
     Erosion of tax prepayment                           70                22             29
     Deferred taxes                                   1,310             1,293          1,995
     Deferred taxes in respect  of
       previous years                                  (148)               --             --
     Taxes in respect of previous years                  71                --             --
                                                     ------             -----          -----
                                                      3,273             3,103          4,428
                                                     ======             =====          =====

b.  Effective tax rate

    Reconciliation between the theoretical tax expense assuming all the income of the company were taxed at the regular rates applicable to companies in Israel and the actual tax expense as reported in the statement of income:


                                                                              Year ended December 31
                                                                   ---------------------------------------------
                                                                     1996              1995              1994
                                                                   ----------        ----------        ---------
                                                                                   Adjusted NIS
                                                                   ---------------------------------------------
                                                                                  (In thousands)
Statutory
    Regular tax rates                                                     36%              37%                38%
                                                                      ======            =====              =====

    Theoretical tax expense in respect of this income                  3,227            3,025              3,914
    Effect of disallowable expenses for tax purposes                      42               35                 --
    Measurement base differences between financial
        statements and reporting for tax purposes and other
        differences, net                                                  11               21                  4
    Erosion of advance payment                                            70               22                 29
    Adjustment of provision for
       accelerated depreciation of
       building                                                           --               --                481
    Taxes in respect of previous years                                   (77)              --                 --
                                                                      ------            -----              -----

                                                                       3,273            3,103              4,428
                                                                      ======            =====              =====

c.   Tax assessments:

     Final tax assessments have been received by the Company through tax year 1994.

                                                 BAY HEART LTD. & ITS SUBSIDIARY



    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 21:-EARNINGS PER NIS 1 PAR VALUE OF ORDINARY SHARES

          The net income and the par value of shares used in the computation of net earnings per NIS1 par value of shares are as follows:



                                                                                     Year ended December 31,
                                                                           ---------------------------------------------
                                                                             1996             1995               1994
                                                                           ----------       ----------        ----------
                                                                                           Adjusted NIS
                                                                           ---------------------------------------------
                                                                                          (In thousands)
         Weighted number of shares used in the computation of net
             earnings per share                                              4,189            4,189             4,189
                                                                           ==========       ==========        ==========

             Net income                                                      5,682            5,068             5,871
                                                                           ==========       ==========        ==========


NOTE 22:-TRANSACTIONS WITH RELATED PARTIES

       a.  Liabilitites to related parties:

           See Notes 9 and 13.

       b.  Benefits granted to and transactions with related parties:


                                                                                     Year ended December 31,
                                                                           ---------------------------------------------
                                                                             1996             1995               1994
                                                                           ----------       ----------        ----------
                                                                                           Adjusted NIS
                                                                           ---------------------------------------------
                                                                                          (In thousands)
         1.  Payments:
             Interest on short-term loans (in nominal NIS)                        --               --               342
             Interest on long-term loans                                       2,964            3,132             1,591
         2.  Revenues- rental and management fees                              3,138            3,138             3,111
         3.  Related party employed by the Company - salary                      488              459               436
         4.  Management fee                                                      332              332                --

         5.  A related party has placed a guarantee on long-term loan from bank in the amount of NIS 2,669 thousand.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

NOTE 23:-A SUMMARY OF THE FINANCIAL STATEMENTS IN NOMINAL (HISTORICAL) VALUES

         a. Balance sheets:

                                                                December 31
                                                            1996           1995
                                                          ----------     -------
                                                                    NIS
                                                          ----------------------
                                                               (In thousands)
        Assets:
        -------

        Current assets                                      1,827         1,608
        Loan to subsidiary                                  7,997         7,056
        Long-term loans and receivables                        82           --
        Fixed assets, net                                 103,661       105,140
                                                        ----------    ---------

                                                          113,567       113,804
                                                        ==========    =========

        Liabilities less shareholders' deficiency
        -----------------------------------------

        Current liabilities                                24,954        23,117
        Long-term liabilities                             130,074       126,791
        Shareholders' deficiency                          (41,461)      (36,104)
                                                        ----------    ---------

                                                          113,567       113,804
                                                        ==========    =========

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

b.  Statements of  operations:


                                                                    Year ended December 31,
                                                        ------------------------------------------------
                                                           1996              1995               1994
                                                        -----------       -----------        -----------
                                                                              NIS
                                                        ------------------------------------------------
                                                                        (In thousands)
   Revenues:                                               30,776            27,424             24,524
                                                          -------           -------            -------

   Operating expenses                                       9,014             8,099              6,693
   Depreciation and amortization                            2,725             2,902              2,872
                                                          -------           -------            -------

                                                           11,739            11,001              9,595
                                                          -------           -------            -------
   Income from ordinary operations                         19,037            16,423             14,959

   Financial expenses, net                                (22,357)          (18,049)           (23,990)
   Other income                                                --                --                700
   Capital gain  (loss)                                         4               (23)                --
                                                          -------           -------            -------

   Loss before tax on income                               (3,316)           (1,649)            (8,331)
   Taxes on income                                         (2,041)           (1,617)            (2,012)
                                                          -------           -------            -------

   Loss for the year                                       (5,357)           (3,266)           (10,343)
                                                          =======           =======            =======

c.  Statement of  changes in shareholders' deficiency:

                                                                 Receipts
                                                 Share          on account
                                                capital          of shares          Deficit            Total
                                              ------------      ------------      ------------      ------------
                                                                             NIS
                                              ------------------------------------------------------------------
                                                                       (In thousands)
Balance at January 1, 1994                          4,189               484          (27,168)          (22,495)

Loss for the year                                     -                 -            (10,343)          (10,343)
                                                                ------------      ------------
                                              ------------                                          ------------

Balance at December 31, 1994                        4,189               484          (37,511)          (32,838)

Net loss for the year                                 -                 -             (3,266)           (3,266)
                                              ------------      ------------      ------------      ------------

Balance at December 31, 1995                        4,189               484          (40,777)          (36,104)

Net loss for the year                                 -                 -             (5,357)           (5,357)
                                              ------------      ------------      ------------      ------------

Balance at December 31, 1996                        4,189               484          (46,134)          (41,461)
                                              ============      ============      ============      ============

                      NOTE 24:TRANSLATION INTO U.S. DOLLARS


                                      INDEX

                                                                       Page
                                                                     ----------

  (a)     Principles of Remeasurement                                   121

  (b)     Condensed Consolidated Balance Sheets                         122

  (c)     Condensed  Consolidated Statement of Income                   123

  (d)     Condensed Consolidated Statement of  Shareholders' Equity     124

  (e)     Condensed Consolidated Statement of Cash Flow                 125

  (f)     Taxes on Income                                               127

  (g)     Effect of Translation                                         127

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


NOTE 24:-CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TRANSLATED INTO U.S.
DOLLARS

     (a)  Principles of Translation
          -------------------------

          The primary financial statements of the company are presented in Isarel Shekels. They have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

          The accounting principles generally accepted in the United States differ from the aforesaid principles accepted in Israel.

          The consolidated financial statements, hereafter presented in this note, are based on the nominal financial statements in Israel Shekels, as adjusted to comply with the accounting principles generally accepted in the United States, as specified hereunder.

          The accompanying statements are based on the December 31, 1992, dollar statements. These were reported in U.S. dollars as if the U.S. dollar were the functional currency.

          For the purpose of the accompanying statements, the 1992 dollar statements were translated into New Israel Sheklels (NIS) at the rate of exchange prevailing on December 31, 1992. Commencing January 1, 1993, the nominal shekel was adopted as functional currency, irrespective of the effects of inflation, and translated into U.S. dollars at the following rates of exchange:

               Assets and liabilities - rate at each Balance Sheet date.

               Revenues expenses, gains and losses - annual average rate of each year.

          The resulting translation adjustments are reflected as a component of shareholders' equity.

          The translated amounts do not necessarily purport to represent U.S. dollars, nor the real value of the assets in dollar terms.

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TRANSLATED INTO U.S DOLLARS
    ----------------------------------------------------------------------------

    (b)    Condensed Consolidated Balance Sheet
           ------------------------------------


                                                              In NIS                           In USD
                                                     -------------------------        --------------------------
                                                           December 31                       December 31
                                                       1996           1995              1996           1995
                                                     ----------     ----------        ----------     ----------
      ASSETS
      ------

      CURRENT ASSETS                                     1,915          1,614             589             515

      LONG-TERM LOANS AND
         RECEIVABLES                                       973            409             299             130

      DEFERRED TAXES ON INCOME                           8,983          5,739           2,763           1,830

      FIXED ASSETS
         Cost, net of depreciation                     143,002        144,384          43,987          46,056
                                                       -------        -------          ------          ------

                                                       154,873        152,146          47,638          48,531
                                                       =======        =======          ======          ======


                                                              In NIS                           In USD
                                                     -------------------------        --------------------------
                                                           December 31                       December 31
                                                       1996           1995              1996           1995
                                                     ----------     ----------        ----------     ----------
    LIABILITIES AND SHAREHOLDERS'
    -----------------------------
       EQUITY
       ------

    CURRENT LIABILITIES                                 25,658         23,267             7,892          7,422

    LONG-TERM DEBT                                     130,074        126,791            40,010         40,444

    SHAREHOLDERS' EQUITY                                  (859)         2,088              (264)           665
                                                     ----------     ----------        ----------     ----------

                                                       154,873        152,146            47,638         48,531
                                                     ==========     ==========        ==========     ==========

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TRANSLATED INTO U.S DOLLARS
    ----------------------------------------------------------------------------

    (c)    Condensed Consolidated Statement of Income
           ------------------------------------------


                                                       In NIS                                         In USD
                                                      ----------                                    -----------
                                                 For the year ended                             For the year ended
                                         1996           1995          1994             1996            1995          1994
                                       ----------     ----------    ----------       ----------     -----------    ----------
 Rental and management
  income                                  30,776          27,424          24,524          9,659          9,107          8,182
                                         -------         -------         -------         ------         ------         ------
Less:
Maintenenace general and
   administrative expenses                 9,014           8,099           6,693          2,829          2,690          2,233
Depreciation  and
   amortization                            3,561           3,824           3,792          1,117          1,269          1,265
                                         -------         -------         -------         ------         ------         ------
                                          12,575          11,923          10,485          3,946          3,959          3,498
                                         -------         -------         -------         ------         ------         ------

                                         -------         -------         -------         ------         ------         ------
Operating Profit                          18,201          15,501          14,039          5,713          5,148          4,684

Finance expenses, net                    (22,357)        (18,023)        (23,990)        (7,016)        (5,985)        (8,004)
Other income (Expenses)                       --              --             700             --             --            234
Capital gain (loss)                            6             (32)             --              2            (11)            --
                                         -------         -------         -------         ------         ------         ------

Net loss before taxes                     (4,150)         (2,554)         (9,251)        (1,301)          (848)        (3,086)

Taxes of income see (f)
   hereunder                               1,203             858           2,999            377            285          1,000
                                         -------         -------         -------         ------         ------         ------

Net loss for the year                     (2,947)         (1,696)         (6,252)          (924)          (563)        (2,086)
                                         =======         =======         =======         ======         ======         ======

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TRANSLATED INTO U.S DOLLARS
    ----------------------------------------------------------------------------

    (d)    Condensed Consolidated Statement of Change of Shareholders' Equity
           ------------------------------------------------------------------

                                                      Share Capital
                                                       and Receipt
                                                        on Account        Translation         Retained
                                                          Shares           Adjustment         Earnings          Total
                                                      ---------------    ---------------    -------------     ----------
                                                                                Adjusted NIS
                                                      ------------------------------------------------------------------
                                                                               (In thousands)

Balance January 1, 1994                                        8,052              (3,698)               5,682             10,036

Net loss for the year                                             --                  --               (6,252)            (6,252)
                                                               -----              ------               ------            -------
Balance December 31, 1994                                      8,052              (3,698)                (570)             3,784

Net loss for the year                                             --                  --               (1,696)            (1,696)
                                                               -----              ------               ------            -------
Balance December 31, 1995                                      8,052              (3,698)              (2,266)             2,088

Net loss for the year                                             --                  --               (2,947)            (2,947)
                                                               -----              ------               ------            -------
Balance December 31, 1996                                      8,052              (3,698)              (5,213)              (859)
                                                               =====              ======               ======            =======

                                                                      (As translated into US $, in thousands)

Balance January 1, 1994                                        2,913              (1,653)               2,101              3,361

Translation adjustment for the year 1994                          --                 (20)                  --                (20)

Net loss for the year                                             --                  --               (2,086)            (2,086)
                                                               -----              ------               ------             ------
Balance December 31, 1994                                      2,913              (1,673)                  15              1,255

Translation adjustment for the year 1995                          --                 (27)                  --                (27)

Net loss for the year                                             --                  --                 (563)              (563)
                                                               -----              ------               ------             ------
Balance December 31, 1995                                      2,913              (1,700)                (548)               665

Translation adjustment fort the year 1996                         --                  (5)                  --                 (5)


Net loss for the year                                             --                  --                 (924)              (924)
                                                               -----              ------               ------             ------

Balance December 31, 1996                                      2,913              (1,705)              (1,472)              (264)
                                                               =====              ======               ======             ======


                                                 BAY HEART LTD. & ITS SUBSIDIARY

    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TRANSLATED INTO U.S DOLLARS
    ----------------------------------------------------------------------------


    (e)    Condensed Consolidated Statement of  Cash Flow
           -----------------------------------  ---------


                                                       In NIS                                        In USD
                                                    -------------                                  ------------
                                                    For the year                                  For the year
                                                        ended                                         ended
                                         1996           1995           1994             1996           1995           1994
                                       ----------     ----------    -----------       ----------     ----------    -----------
OPERATING ACTIVITIES
      Net loss                          (2,947)        (1,696)       (6,252)             (924)         (563)         (2,086)
      Reconciliation of net
          income to cash provided
          by operating activities
        (Appendix A)                    14,750         13,414         17,064            4,630          4,455          5,695
                                       -------       ----------    -----------       ----------     ----------    -----------
      Cash provided by
       operating activities             11,803         11,718         10,812            3,706          3,892          3,609
                                       -------        ----------    -----------       ----------     ----------    -----------

INVESTING ACTIVITIES
      Investment in fixed assets        (2,185)        (2,393)       (9,710)             (686)         (795)         (3,240)
      Long-term loan                      (594)          (409)            -              (187)         (136)             -
      Disposal of fixed assets              45              6            13                14             2               4
                                       ----------     ----------    --------           ---------     ----------    -----------
      Net cash used by
       investment activities            (2,734)        (2,796)       (9,697)              (859)          (929)       (3,236)
                                       ----------     ----------    ---------          ---------     ----------    -----------

FINANCING ACTIVITIES
      Long-term loans from
       related parties                    2,964          2,918         7,810               930            969         2,606
      Long-term loans from
       banks                              2,500            -             -                 785              -             -
      Repayment of long-term
       loans from banks                 (14,727)       (12,704)       (9,944)           (4,622)         (4,219)      (3,318)
      Short-term loans from
       shareholders and related
       parties                               -              -        (2,188)                -               -          (730)
      Increase in  bank short-
       term credits                         144            804        3,117                 45             267        1,040
      Deposits from tenants                  50             52           67                 15              17           22
                                       ----------     ----------    -----------       ----------     ----------    ----------
      Cash used by financing
       activities                        (9,069)       (8,930)       (1,138)           (2,847)         (2,966)         (380)
                                       ----------     ----------    -----------       ----------     ----------    -----------
      Effect of exchange rate
       changes                               -              -             -                 -               -            (1)
                                       ----------     ----------    -----------       ----------     ----------    -----------
                                       ----------     ----------    -----------       ----------     ----------    -----------
DECREASE IN CASH AND
    CASH EQUIVALENTS                          -          (8)            (23)                -              (3)           (8)
CASH AND CASH
    EQUIVALENTS AT
    BEGINNING OF YEAR
    AT END OF YEAR                            1             9            32                 -               3            11
                                       ----------     ----------    -----------       ----------     ----------    -----------
                                              1             1             9                 -               -             3
                                       ==========     ==========    ===========       ==========     ==========    ===========

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TRANSLATED INTO U.S DOLLARS
    ----------------------------------------------------------------------------

            APPENDIX A: RECONCILIATION OF NET INCOME TO CASH PROVIDED
                             BY OPERATING ACTIVITIES

                                                       In NIS                                        In USD
                                                    -------------                                  ------------
                                                    For the year                                  For the year
                                                        ended                                         ended
                                          1996           1995          1994          1996            1995           1994
                                        ----------    -----------    ----------    ----------      ----------     ----------
INCOME AND EXPENSES
NOT INVOLVING CASH-
 FLOWS

Depreciation and amortization              3,561         3,824         3,792        1,118          1,270          1,265
Deferred taxes                            (3,244)       (2,474)       (5,011)      (1,018)          (822)        (1,672)

Linkage increment on long-term
   loans                                  14,773         9,828        17,107        4,637          3,264          5,708
Termination of employment                     (7)            7           (30)          (2)             2            (10)

Capital loss (gain)                           (6)           32            --           (2)            11             --
Provision for doubtful debts                  --            --            --           --             --             --
                                         -------       -------       -------       ------         ------         ------
                                          15,077        11,217        15,858        4,733          3,725          5,291
                                         -------       -------       -------       ------         ------         ------

CHANGES IN OPERATING
ASSETS AND LIABILITIES:

Decrease (increase) in accounts
   receivable and other debtors             (337)          281           648         (106)            93            217
Decrease (increase) in war damage
   claim                                      33         2,107          (288)          10            700            (96)
Increase  (decrease) in suppliers and
other credit balances                        (23)         (191)          846           (7)           (63)           283
                                         -------       -------       -------       ------         ------         ------
                                            (327)        2,197         1,206         (103)           730            404
                                         -------       -------       -------       ------         ------         ------

                                         -------       -------       -------       ------         ------         ------
                                          14,750        13,414        17,064        4,630          4,455          5,695
                                         =======       =======       =======       ======         ======         ======

                                                 BAY HEART LTD. & ITS SUBSIDIARY

    NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------

    (f)    Taxes on income consists:


                                                       In NIS                                        In USD
                                                    -------------                                  ------------
                                                    For the year                                  For the year
                                                        ended                                         ended
                                         1996           1995          1994             1996           1995           1994
                                       ----------    -----------    ----------       ----------     ----------     ----------
      Current tax payable                2,041         1,616            266             556            537              89

      Transfer to deferred taxes,
        assets.                          3,244         2,474          3,265             933            822           1,089
                                       ==========    ===========    ==========       ==========     ==========     ==========
                                         1,203           858          2,999             377            285           1,000
                                       ==========    ===========    ==========       ==========     ==========     ==========

    (g)    Effect of Translation
           ---------------------

           Shareholders' Equity (deficit)
           ------------------------------

                                                               For the Year Ended December 31,
                                                           1996               1995              1994
                                                        -----------        -----------       -----------
            Primary statements, in conformity with
               accounting principles generally
               accepted in Israel (1)                     12,750              10,317           8,509

            Dollar statements, in conformity with
               accounting principles generally
               accepted in the United States                (264)                665           1,255

            Net Income (Loss)
            -----------------

            Primary statements, in conformity
               with accounting principles
               generally accepted in  Israel (1)           1,748               1,462           1,627

            Dollar statements, in conformity with
               accounting principles generally
               accepted in the United States                (924)               (563)         (2,086)

       (1)   The amounts are presented in U.S. Dollars at the rate of balance sheet date.

               CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES


            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996


                      ADJUSTED TO THE NIS OF DECEMBER 1996


                                      INDEX


                                                                Page
                                                                ----

Report of Independent Auditors                                  129

Consolidated Balance Sheets                                     130-131

Consolidated Statements of Income                               132

Statements of Changes in Shareholders' Equity                   133

Consolidated Statements of Cash Flows                           134

Notes to Financial Statements                                   136-178

[GRAPHIC OMITTED]
     KOST LEVARY & FORER
           A MEMBER OF
 ERNST & YOUNG INTERNATIONAL

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                          CARMEL CONTAINER SYSTEMS LTD.

         We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We did not audit the financial statements of subsidiaries, whose assets as of December 31, 1995 and 1996 constitute approximately 22% and 21%, respectively, of total consolidated assets and whose revenues for the three years in the period ended December 31, 1996 constitute approximately 32%, 30% and 30%, respectively, of total consolidated revenues. The financial statements referred to above were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, which do not differ significantly from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

         The aforementioned consolidated financial statements have been prepared on the basis of the historical costs adjusted for the changes in the general purchasing power of the Israeli currency as measured by the changes in the Israeli Consumer Price index, in accordance with statements No. 36 and 50 of the Institute of Certified Public Accountants in Israel.

         In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmel Container Systems Ltd. and its subsidiaries as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles in Israel which differ in certain respects from those followed in the United States as described in Note 22 to the consolidated financial statements.


                                           /s/ Kost, Levary and Forer
                                      ----------------------------------------
Tel-Aviv, Israel                             KOST, LEVARY and FORER
March 10, 1997                        Certified Public Accountants (Israel)
                                        A member of Ernst & Young International

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Adjusted to the NIS of December 1996


                                              December 31,                   December 31, 1996
                                      ------------------------------     -----------------------
                                          1995             1996                 Convenience
                                      -------------    -------------         translation into
                                              Adjusted NIS                     U.S. dollars
                                      --------------------------         -----------------------
                                                              (In thousands)

     ASSETS (Notes 16 and 19)

CURRENT ASSETS:
  Cash and cash equivalents                  1,570              820                    252
  Trade receivables (Note 3)               100,776           91,890                 28,265
  Accounts receivable (Note 4)            *) 6,043            7,849                  2,414
  Inventories (Notes 2e and 5)              80,421           65,722                 20,216
                                      -------------     ------------              ---------
                                           188,810          166,281                 51,147
                                      -------------     ------------              ---------
FIXED ASSETS (Notes 2g and 6):
  Cost                                     201,948          283,817                 87,301
  Less - accumulated depreciation          107,061          121,709                 37,437
                                      -------------     ------------              ---------
                                            94,887          162,108                 49,864
                                      -------------     ------------              ---------
OTHER ASSETS (Notes 2h and 7)                1,811            1,221                    376
                                      -------------     ------------              ---------
                                           285,508          329,610                101,387
                                      =============     ============              =========

*)  Reclassified.

The accompanying notes are an integral part of the financial statements.

                                                                        CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
Adjusted to the NIS of December 1996
                                                                     December 31,                   December 31, 1996
                                                             ------------------------------     --------------------------
                                                                 1995             1996                 Convenience
                                                             -------------    -------------
                                                                                                    translation into
                                                                     Adjusted NIS                     U.S. dollars
                                                             ------------------------------     --------------------------
                                                                                   (In thousands)
     LIABILITIES AND SHAREHOLDERS'
      EQUITY (Note 20)

CURRENT LIABILITIES:
  Credit from banks and others
   (Notes 9, 12 and 13)                                          30,460         47,554                      14,627
  Trade payables (Note 10)                                       73,659         83,604                      25,716
  Accounts payable and accruals (Note 11)                        33,055         24,998                       7,689
                                                             -------------    -------------            ----------------

                                                                137,174        156,156                      48,032
                                                             -------------    -------------            ----------------
LONG-TERM LIABILITIES:
  Debentures (Note 12)                                           26,302         19,779                       6,084
  Liabilities to banks (Note 13a)                                14,359         29,096                       8,950
  Liabilities to related parties (Note 13b)                       2,778          2,778                         855
  Liability in respect of employee rights
   upon retirement, net (Note 15)                                 1,057          1,658                         510
  Deferred income taxes (Note 19e)                                9,925         11,338                       3,488
                                                             -------------    -------------            ----------------

                                                                 54,421         64,649                      19,887
                                                             -------------    -------------            ----------------

MINORITY INTEREST IN A SUBSIDIARY                              (* 7,705          9,256                       2,846
                                                             -------------    -------------            ----------------

SHAREHOLDERS' EQUITY:
  Share capital (Note 18)                                        19,001         19,001                       5,845
  Capital surplus                                                36,069         36,091                      11,102
  Retained earnings                                              31,339         44,689                      13,746
                                                             -------------    -------------            ----------------

                                                                 86,409         99,781                      30,693
  Less shares held by a subsidiary                                  201            232                          71
                                                             -------------    -------------            ----------------

                                                                 86,208         99,549                      30,622
                                                             -------------    -------------            ----------------

                                                                285,508        329,610                     101,387
                                                             =============    =============            ================
*)  Reclassified.

The accompanying notes are an integral part of the financial statements.

March 10, 1997            /s/ Yoram Shetrit         /s/ Ya'acov Yerushalmi       /s/ Robert Kraft
---------------------    ---------------------     -----------------------      -----------------------
Date of approval of         Yoram Shetrit              Ya'acov Yerushalmi             Robert Kraft
financial statements       General Manager              Vice Chairman of          Chairman of the Board
                                                      the Board of Directors           of Directors

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Adjusted to the NIS of December 1996

                                                                       Year ended December 31,          Year ended December 31, 1996
                                                            ------------------------------------------------------------------------
                                                                 1994             1995           1996        Convenience translation
                                                            ---------------    ------------   ---------
                                                                            Adjusted NIS                        into U.S. dollars
                                                            ------------------------------------------------------------------------
                                                                              (In thousands, except per share amounts)
Revenues from sales, net (Note 21a)                            316,376          374,650        363,373                111,773
Cost of sales (Note 21b)                                       255,108          303,016        295,967                 91,039
                                                            ---------------    ------------   ---------       ----------------

Gross profit                                                    61,268           71,634         67,406                 20,734
                                                            ---------------    ------------   ---------       ----------------

Selling expenses (Note 21c)                                     12,275           13,886         15,134                  4,655
General and administrative expenses (Note 21d)                  18,320           19,197         19,658                  6,047
Reorganization plan expenses (Note 21g)                          3,599            2,577              -                      -
                                                            ---------------    ------------   ---------       ----------------

                                                                34,194           35,660         34,792                 10,702
                                                            ---------------    ------------   ---------       ----------------

Income from ordinary operations                                 27,074           35,974         32,614                 10,032
Financial expenses, net (Note 21e)                               5,000            7,374         10,104                  3,108
                                                            ---------------    ------------   ---------       ----------------

                                                                22,074           28,600         22,510                  6,924
Other income (expenses), net (Note 21f)                         (1,623)              32            371                    114
                                                            ---------------    ------------   ---------       ----------------

Income before taxes on income                                   20,451           28,632         22,881                  7,038
Taxes on income (Note 18d)                                       7,491            9,182          7,980                  2,455
                                                            ---------------    ------------   ---------       ----------------

                                                                12,960           19,450         14,901                  4,583
Minority interest in a subsidiary, net                           1,502            1,957          1,551                    477
                                                            ---------------    ------------   ---------       ----------------

Net income for the year                                         11,458           17,493         13,350                  4,106
                                                            ===============    ============   =========       ================

Earnings per NIS 1 par value of shares (in adjusted NIS)          4.56             6.97           5.31                   1.63
                                                            ===============    ============   =========       ================

Weighted average number of shares outstanding                    2,511            2,511          2,512                  2,512
                                                            ===============    ============   =========       ================


The accompanying notes are an integral part of the financial statements.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Adjusted to the NIS of December 1996


                                               Share                                              Shares             Total
                                              capital           Capital         Retained         held by a       shareholders'
                                             (Note 18)          surplus         earnings        subsidiary           equity
                                            -------------      -----------     ------------    --------------    ---------------
                                                                               Adjusted NIS
                                            ------------------------------------------------------------------------------------
                                                                              (In thousands)

Balance at January 1, 1994                     19,001             36,069           2,388             (187)          57,271

  Net income                                        -                  -          11,458                -           11,458
                                            -------------      -----------     ------------     -------------    ---------------

Balance at December 31, 1994                   19,001             36,069          13,846             (187)          68,729

  Shares held by a subsidiary                       -                  -               -              (14)             (14)
  Net income                                        -                  -          17,493                -           17,493
                                            -------------      -----------     ------------     -------------    ---------------

Balance at December 31, 1995                   19,001             36,069          31,339             (201)          86,208

  Shares held by a subsidiary                       -                  -               -              (31)             (31)
  Compensation expenses in
    respect of options issued to                    -                 22               -                -               22
    employees
  Net income                                        -                  -          13,350                -           13,350
                                            -------------      -----------     ------------     -------------    ---------------

Balance at December 31, 1996                   19,001             36,091          44,689             (232)          99,549
                                            =============      ===========     ============     =============    ===============


                                                                 Convenience translation into U.S. dollars
                                            ------------------------------------------------------------------------------------
                                                                              (In thousands)

Balance at January 1, 1996                      5,845             11,095           9,640              (61)          26,519

  Shares held by a subsidiary                       -                  -               -              (10)             (10)
  Compensation expenses in
    respect of options issued to                    -                  7               -                -                7
    employees
  Net income                                        -                  -           4,106                -            4,106
                                            -------------      -----------     ------------     -------------    ---------------

Balance at December 31, 1996                    5,845             11,102          13,746              (71)          30,622
                                            =============      ===========     ============     =============    ===============

The accompanying notes are an integral part of the financial statements.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Adjusted to the NIS of December 1996

                                                                                                                     Year ended
                                                                                      Year ended December 31,      December 31,1996
                                                                                -------------------------------    -----------------
                                                                                     1994        1995      1996       Convenience
                                                                                -----------   --------   -------   translation into
                                                                                              Adjusted NIS            U.S. dollars
                                                                                ---------------------------------  -----------------
                                                                                                        (In thousands)
Cash flows from operating activities:
  Net income for the year                                                           11,458      17,493     13,350       4,106
  Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest in a subsidiary, net                                            1,502       1,957      1,551         477
   Depreciation and amortization                                                    12,959      14,787     17,060       5,248
   Deferred income taxes, net                                                          128         (18)     1,413         435
   Increase (decrease) in liability in respect of employee rights upon
     retirement, net                                                                  (554)       (355)       601         185
   Capital losses (gains), net                                                         875         (95)      (398)       (122)
   Increase in value of long-term loans and other liabilities                       (1,911)       (708)      (798)       (245)
   Compensation expenses in respect of options issued to employees                      --          --         22           7
   Decrease (increase) in trade receivables                                         (6,407)     (8,983)     8,886       2,733
   Decrease (increase) in accounts receivable                                         (622)      2,464     (1,370)       (421)
   Decrease (increase) in inventories                                              (14,805)    (25,526)    14,699       4,521
   Increase in trade payables                                                       10,484      10,862      9,945       3,059
   Increase (decrease) in accounts payable and accruals                              5,900      11,072     (8,412)     (2,588)
                                                                                   -------     -------    -------     -------

Net cash provided by operating activities                                           19,007      22,950     56,549      17,395
                                                                                   -------     -------    -------     -------

Cash flows from investing activities:
  Sources:
   Proceeds from sale of fixed assets                                                1,349         792        663         204
   Proceeds from Government loans                                                       70          --         --          --
   Short-term loans collected, net                                                      --         480         --          --

  Uses:
   Purchase of fixed assets                                                        (25,109)    (18,267)   (84,546)    (26,006)
   Shares held by a subsidiary                                                          --         (14)       (31)        (10)
   Short-term credit granted, net                                                     (481)         --         --          --
                                                                                   -------     -------    -------     -------

Net cash used in investing activities                                              (24,171)    (17,009)   (83,914)    (25,812)
                                                                                   -------     -------    -------     -------

The accompanying notes are an integral part of the financial statements.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Adjusted to the NIS of December 1996

                                                                                                               Year ended
                                                                    Year ended December 31,                 December 31, 1996
                                                            ------------------------------------------   -------------------------
                                                               1994          1995           1996              Convenience
                                                            ------------  -----------  ---------------         translation
                                                                          Adjusted NIS                      into U.S. dollars
                                                            ------------------------------------------   -------------------------
                                                                                     (In thousands)
Cash flows from financing activities:
  Sources:

   Proceeds from long-term loans                                6,739         3,570         21,953                 6,753
   Short-term credit from bank and others, net                  6,621         4,492         17,485                 5,378
   Issue of shares to minority in a subsidiary                    568           166              -                     -

  Uses:
   Principal payments on long-term liabilities                 (7,218)      (16,581)       (12,823)               (3,944)
                                                            ------------  -----------  ---------------       -----------------

Net cash provided by (used in) financing activities             6,710        (8,353)        26,615                 8,187
                                                            ------------  -----------  ---------------       -----------------

Net increase (decrease) in cash and cash equivalents            1,546        (2,412)          (750)                 (230)
Cash and cash equivalents at the beginning of the year          2,436         3,982          1,570                   482
                                                            ------------  -----------  ---------------       -----------------

Cash and cash equivalents at the end of the year                3,982         1,570            820                   252
                                                            ============  ===========  ===============       =================

Additional information regarding investing and financing activities which do not involve cash:

  In 1994, capital notes in a subsidiary, in the amount of NIS 3,422 thousand were converted into share capital.

Cash paid during the year for:

  Interest                                                      3,499         4,382          6,122                 1,883
                                                            ============  ===========  ===============       =================

  Income taxes                                                  4,739         1,334          6,376                 1,961
                                                            ============  ===========  ===============       =================

The accompanying notes are an integral part of the financial statements

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1:-  GENERAL

          Carmel Container Systems Ltd. ("Carmel Systems" or "the Company"), an Israeli Corporation, is an industrial company. Carmel Systems and its subsidiaries (the "Group") are designers, manufacturers and marketers of paper - based packaging products.

          The Group designs and produces shipping containers and corrugated cardboard panels, triple-walled cardboard containers, corrugated cardboard and other types of paper consumer packaging, as well as wooden pallets. The companies' sales are to a large number of customers mainly in Israel.

          In December 1995, C.D. Packaging Systems Ltd. established together with KNP BT Solid Board Division B.V. (a Dutch company) the packaging company - Solid Packaging Board Ltd. which is engaged in marketing products manufactured by C.D. Packaging Systems Ltd., using the know-how of the Dutch company as well as products manufactured by the Dutch company.

          Commencing December 1995, the financial statements of Solid Packaging Board Ltd. are consolidated with the financial statements of the Company (by the proportionate consolidation method)


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES

          a.   Financial statements in adjusted new Israeli shekels:

               The Group maintains its accounts in nominal new Israeli shekels
               (NIS).

               The accompanying financial statements are presented in NIS adjusted for changes in the general purchasing power of the Israeli currency, as measured by the changes in the Israeli Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel.

               The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but rather the original historical cost of those assets in terms of adjusted NIS.

               The term "cost" in these financial statements signifies cost in adjusted NIS.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          b. All nominal figures, including those of previous years, have been adjusted to the Israeli Consumer Price Index published for December 1996 as follows:

               1.   Balance sheet:

                    Non-monetary items (such as fixed assets and the related accumulated depreciation, other assets and the related accumulated amortization, inventories, and capital surplus and share capital derived from cash received from shareholders) were adjusted on the basis of the Israeli Consumer Price Index published for the month in which they were acquired or incurred.

                    Equity, the "initial difference" deriving from investments in subsidiaries and minority interest in a subsidiary are included on the basis of the adjusted financial statements of those companies.

                    Deferred income taxes are computed based on the adjusted figures (see i. below).

                    Monetary items are reflected in the balance sheet as of December 31, 1996 in their nominal amounts. Figures for the preceding year have been adjusted to the December 1996 Israeli Consumer Price Index.

               2.   Statement of income:

                    The components of the statement of income (except for financing), relating to transactions carried out during the year - sales, purchases, labor costs, etc., have been adjusted at indices for the months in which the transactions occurred. The erosion of monetary balances relating to the aforesaid transactions has been included in financial income or expenses.

                    Income and expense items related to non-monetary items (such as depreciation and amortization, changes in inventories, capital gains or losses, and minority interest in a subsidiary) were adjusted on the same basis as the related balance sheet items.

                    Income and expense items related to provisions included in the balance sheet have been included on the same basis as the analysis of the adjusted change in the related balance sheet items.

                    The financing component represents financial income and expenses in real terms, as well as the erosion of monetary items during the year.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Taxes on income:

                    Current taxes are composed of payments on account during the year and (or net of) the amounts outstanding as of balance sheet date. The payments on account (or claimed as returns) have been adjusted based on the Israeli Consumer Price Index on the date of each payment and the amounts outstanding are not adjusted.

                    In this manner, the current taxes also include the expense which derives from the erosion of the value of the payments on account from the date of payment to the end of the year. Deferred income taxes - see i. below.

               3.   Convenience translation into U.S. dollars:

                    The adjusted financial statements as of December 31, 1996 have been translated into United States dollars using the rate of exchange of the United States dollar as of December 31, 1996 (U.S. $ 1.00 - NIS 3.251). The translation was made solely for the convenience of the readers.

                    It should be noted that the adjusted NIS figures do not necessarily represent the current cost amounts of the various elements presented and that the translated United States dollar figures should not be construed as a representation that the Israeli currency amounts actually represent, or could be converted into, dollars.

     c.   Principles of consolidation:

          The consolidated financial statements include the accounts of Carmel Systems and its over 50% controlled subsidiaries and a subsidiary consolidated by the proportional consolidation method (see Note 23).

          Material Intercompany balances and transactions among the Company and the subsidiaries (wholly consolidated or consolidated by the proportionate consolidation method) have been eliminated.

          As for tax aspects, see i. below.

     d.   Allowance for doubtful debts:

          Such allowance is determined in respect of specific debts which, based on management's estimation, are doubtful of collection.

     e.   Inventories:

          Inventories are stated at the lower of cost or market value.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Cost is determined as follows:

               Work in progress and finished products - on the basis of computed manufacturing costs;

               Raw materials - by the "first-in, first-out" method;

               Auxiliaries and packaging materials - on the basis of moving-average cost.

     f.   Cash and cash equivalents:

          Cash and cash equivalents are considered by the Company to be highly liquid investments, which include short-term bank deposits, with original maturities of less than three months.

     g.   Fixed assets:

          1. These assets are stated at cost, net of related investment grants received from the State of Israel under the terms of the Law for the Encouragement of Capital Investments. Cost of pallets and spare parts has been determined according to the base stock method.

          2. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

               The annual depreciation rates are as follows:

                                                                    %
                                                          --------------------

               Buildings                                           8
               Machinery and equipment                           6 -  8
               Motor vehicles and forklifts                     10 - 15
               Office furniture and equipment                    6 - 20
               Leasehold improvements                           15 - 20

     h.   Other assets:

          1.   Excess of cost over the fair value of assets:

               Excess of cost over the fair value of the net assets of subsidiary at the date of acquisition of subsidiary, is amortized over a period of ten years.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          2.   Issuance and discount expenses of debentures:

               Issuance and discount expenses of debentures are stated at cost and are amortized over the redemption period of the debentures, using the effective interest rate on the debenture issuance.

     i.   Income taxes:

          1. Deferred tax are computed in respect of temporary differences between the carrying amounts of the assets and liabilities included in these financial statements and those to be considered for tax purposes. As to the main components in respect of which deferred taxes have been included - see Note 18e.

          2. Deferred tax balances are computed at the enacted tax rate expected to be effect at the time when these taxes will be released to the statement of income. The amount presented in the statement of income represents the changes in the said balances during the reported year.

          3. The Company has not recorded deferred taxes for the realization of investments in subsidiaries that management intends to retain. Similarly, deferred taxes have not been provided for future taxable distributions from subsidiaries, since it is the Group's policy not to initiate a distribution of a dividend that involves an additional tax liability for the Group.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     j.   Consumer Price Index and rates of exchange:

          The following are details of the Consumer Price Index and the rate of exchange of the U.S. dollar:

                                          Consumer Price     Rate of exchange
          As of the end of the year:      Index (points)*)   of the U.S. dollar
          --------------------------     -----------------  --------------------


                     1996                      143.1              NIS 3.251
                     1995                      129.4              NIS 3.135
                     1994                      119.7              NIS 3.018
                     1993                      104.6              NIS 2.986

          The change during the year:
          ---------------------------

                      1996                     10.6%                3.7%
                      1995                      8.1%                3.9%
                      1994                     14.5%                1.1%

          *) According to the Consumer Price Index for the month ending on the balance sheet date on an average basis of 1993 = 100.

     k.   Revenue recognition:

          Revenues from sales are recognized upon delivery when no significant vendor obligations remain and collection is deemed probable.

     l.   Earnings per share:

          Earnings per share are computed based on the weighted average number of shares outstanding during the year, in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel.

     m.   Hedging transactions and foreign currency options:

          The Company enters into foreign exchange contracts to hedge certain of its operational commitments and balance sheet exposure against changes in foreign currency exchange rates. Such exposure is a result of the portion of the Company's operations, assets and liabilities that are denominated in currencies other than NIS. When the Company's foreign exchange contracts hedge operational commitments, the effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized when the exchange rate changes. Because the impact of

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates.

          The Company had foreign exchange contracts of NIS 2.2 million outstanding at December 31, 1996. The foreign exchange contracts require the Company to exchange foreign currencies for NIS and generally mature within three months.

          The Company neither holds nor issues financial instruments for trading purposes.

          The unrealized gains and losses due to the hedging transaction designated to reduce the Company's exposure to foreign currency risk included in the statement of income, are insignificant.

          All of the foreign exchange contracts will be completed by March 1997.

     n.   Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     o.   Accounting for stock issued to employees:

          The Company accounts for stock based compensation in accordance with the requirements of APB-25. "Accounting for Stock Issues to Employees". Pro forma information with respect to the fair value of the options is provided according to the requirements of FAS-123 "Accounting for Stock Based Compensation".

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Under APB-25, the difference between the fair value of the Ordinary Shares on the date of grant of the options and the exercise price of such options, if any, will be charged to income over the vesting periods. The amount of the difference will correspondingly be presented as capital surplus.

     p.   Concentration of credit risk:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables.

          The Company's cash and cash equivalents are invested in deposits in major Israeli banks. Management believes that the financial institutions that hold the Company's investment are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

          Concentrations of credit risk with respect to trade receivables are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.

          The Company performs ongoing credit evaluations of its debtors. In management's estimations, the allowance for doubtful debts adequately covers anticipated losses in respect of its accounts receivable credits risks.

     q.   Fair value of financial instruments:

          1. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

               Cash and cash equivalents. - The carrying amount reported in the
               -------------------------
               balance sheet for cash and cash equivalents approximates its fair value.

               Debentures - Fair values of debentures issued to the public are
               ----------
               based on the quoted market prices.

               Long - and short-term debt - The carrying amounts of the
               --------------------------
               Company's borrowings under its short-term credit agreements approximate their fair value. The fair value of the Company's long-term debt is estimated using discounted cash flows analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          2. The carrying amounts and fair value of the Company's financial instruments at December 31, 1996, are as follows (amounts in thousands):

                                                  Carrying
                                                   amount         Fair value
                                               -------------     --------------

              Cash and cash equivalents              820              820
              Short-term debt                     34,433           34,433
              Debentures                          26,332           25,678
              Long-term debt                      38,442           38,442


NOTE 3:-  TRADE RECEIVABLES

     a.   Composed as follows:

                                                       December 31,                December 31, 1996
                                               ------------------------------    ----------------------
                                                   1995            1996               Convenience
                                               -------------  ---------------      translation into
                                                       Adjusted NIS                   U.S. dollars
                                                -----------------------------    ----------------------
                                                                  (In thousands)
           Open accounts                             90,110           85,444                26,282
           Notes receivable                          12,623           10,365                 3,188
                                               -------------  ---------------       ---------------

                                                    102,733           95,809                29,470
           Less - allowance for
             doubtful debts                           1,957            3,919                 1,205
                                               -------------  ---------------       ---------------

                                                    100,776           91,890                28,265
                                               =============  ===============       ===============

     b.   As for balances with related parties, see Note 2l.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4:-         ACCOUNTS RECEIVABLE

                                                                     December 31,                December 31, 1996
                                                             ------------------------------    ----------------------
                                                                 1995            1996               Convenience
                                                             -------------  ---------------       translation into
                                                                     Adjusted NIS                   U.S. dollars
                                                             ------------------------------     ----------------------
                                                                                     (In thousands)
                    Related parties                                   -               436                   134
                    Employees                                       409               251                    77
                    Government authorities                            -             1,810                   557
                    Other receivables                          *) 5,634             5,352                 1,646
                                                             -----------     -------------        --------------
                                                                  6,043             7,849                 2,414
                                                             ===========     =============        ==============

                 *)    Reclassified.


NOTE 5:-         INVENTORIES

                    Raw materials                                60,257            42,416                13,047
                    Auxiliaries and packaging  materials
                                                                  2,968             2,457                   756
                    Work in progress                              2,169             2,625                   807
                    Finished products                            13,099            13,064                 4,018
                                                             -----------     -------------        --------------

                                                                 78,493            60,562                18,628

                    Goods in transit                              1,928             5,160                 1,588
                                                             -----------     -------------        --------------

                                                                 80,421            65,722                20,216
                                                             ===========     =============        ==============

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6:-     FIXED ASSETS

     a.   Composed as follows:



                                                                  Motor       Office                         Pallets
                                      Freehold     Machinery     vehicles    furniture                      and spare
                                      land and        and          and          and         Leasehold        parts -
                                     buildings    equipment *)   forklifts   equipment     improvements    base stock
                                     -----------  -------------  ---------  ------------  ---------------  ------------
                                                                       Adjusted NIS
                                     -----------------------------------------------------------------------------------
                                                                      (In thousands)

      Cost at January 1, 1996          7,512         144,815      10,575      11,208             9,810          7,215
        Additions during the year          -          85,989         905       1,980               582              -
        Deductions during the year         -           1,300         366          23               988              -
                                     ---------  -------------  ----------  ------------  ---------------  ------------

      Balance at December 31,          7,512         229,504      11,114      13,165             9,404          7,215
        1996
                                     ---------  -------------  ----------  ------------  ---------------  ------------

      Accumulated depreciation
        at January 1, 1996             6,531          80,552       4,375       8,399             7,204              -
        Additions during the year        218          13,032       1,329       1,230             1,251              -
        Deductions during the year         -           1,300         166          23               923              -
                                     ---------  -------------  ----------  ------------  ---------------  ------------

      Balance at December 31,          6,749          92,284       5,538       9,606             7,532              -
        1996
                                     ---------  -------------  ----------  ------------  ---------------  ------------

        Depreciated cost at
         December 31, 1996               763         137,220       5,576       3,559             1,872          7,215
                                     =========  =============  ==========  ============  ===============  ============

        Depreciated cost at
         December 31, 1995               981          64,263       6,200       2,809             2,606          7,215
                                     =========  =============  ==========  ============  ===============  ============


                                                                          Total
                                                                     ----------------
                                          Payments                     Convenience
                                         on account                    translation
                                        of machinery                      into
                                        and equipment      Total      U.S. dollars
                                        -------------    ----------  ----------------
                                               Adjusted NIS
                                        ---------------------------
                                               (In thousands)

      Cost at January 1, 1996                10,813       201,948            62,118
        Additions during the year            (4,910)       84,546            26,006
        Deductions during the year               -          2,677               823
                                      ----------------  ----------  ----------------

      Balance at December 31,                 5,903       283,817            87,301
        1996
                                      ----------------  ----------  ----------------

      Accumulated   depreciation
      at January 1, 1996                          -       107,061            32,931
        Additions during the year                 -        17,060             5,248
        Deductions during the year                -         2,412               742



                                      ----------------  ----------  ----------------

      Balance at December 31,                     -       121,709            37,437
        1996
                                      ----------------  ----------  ----------------

        Depreciated cost at
         December 31, 1996                    5,903       162,108            49,864
                                      ================  ==========  ================

        Depreciated cost at
         December 31, 1995                   10,813        94,887
                                      ================  ==========


          *) Net of investment grant (see Note 2g) amounting to NIS 8,283 ($ 2,548) (1995 - NIS 8,730).

     b.   For charges - see Note 16.

     c.   For claims - see Note 15c.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7:- OTHER ASSETS

                                                           December 31,                  December 31, 1996
                                                  --------------------------------    ------------------------
                                                      1995             1996                 Convenience
                                                  -------------   ----------------       translation into
                                                           Adjusted NIS                    U.S. dollars
                                                  --------------------------------    ------------------------
                                                                            (In thousands)

     a.   Cost:

           Initial difference                              1,874            1,874                 576
           Issuance and discount
             expenses of debentures                        4,800            3,840               1,182
                                                   --------------    -------------        -----------------

                                                           6,674            5,714               1,758
                                                   --------------    -------------        -----------------


     b.   Accumulated amortization:

          Initial difference                               1,874            1,874                 576
          Issuance and discount
            expenses of debentures                         2,989            2,619                 806
                                                   --------------    -------------        -----------------

                                                           4,863            4,493               1,382
                                                   --------------    -------------        -----------------

                                                           1,811            1,221                 376
                                                   ==============    =============        =================

NOTE 8:- LEASES

     a. Carmel Systems signed a lease agreement for the rental of an industrial building in Holon. The agreement has been extended until June 30, 1997.

     b. Carmel Systems leases a warehouse for finished products in Rosh Ha'ayin. The agreement is valid until September 1997.

     c. Carmel Systems leases an industrial building in Carmiel under agreements ending in April 2001, subject to a renewal option for three additional years.

     d. Carmel Systems signed a lease agreement for the rental of an industrial building in Caesarea for 20 years commencing August 1996. The Company has an option to purchase the building at market value after the 13th year.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     e. C.D. Packaging Systems Ltd. leases an industrial building in Migdal Ha'emek until January 2004, and also sub-leases offices in Petah-Tikva from a subsidiary of a shareholder.

     f. Tri-Wall Containers Ltd. leases an industrial building in Netanya until November 1997, and also leases offices in Tel-Aviv.

     Minimum rental payments under the aforementioned leases, all of which are operating leases and linked to the exchange rate of the U.S. dollar or to the Consumer Price Index, are as follows:

                                   December 31, 1996           December 31, 1996
                                 ---------------------        ------------------
                                                                 Convenience
                                                               translation into
                                    Adjusted NIS                 U.S. dollars
                                 ---------------------        ------------------
                                                  (In thousands)
      For the year ended
        December 31,

         1997                              9,510                          2,925
         1998                              8,347                          2,568
         1999                              8,347                          2,568
         2000                              8,347                          2,568
         2001 and thereafter              51,577                         15,864
                                 ---------------------        ------------------

                                          86,128                         26,493
                                 =====================        ==================

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9:-    CREDIT FROM BANKS AND OTHERS

     a.   Composition:


                                                             December 31, 1995
                                           ------------------------------------------------------
                                                                         In foreign
                           Weighted                                       currency
                            average            Linked                     or linked
                         interest rate         to CPI      Unlinked        thereto        Total
                      --------------------    ---------   -----------    ------------   ----------
                         1995       1996
                      ---------   --------

                               %                                Adjusted NIS
                      --------------------   --------------------------------------------------------
                                                                (In thousands)

     Overdrafts             19        18             -         1,427            -       1,427
     Short-term
       credit from
       banks                17        16            -         12,123            -      12,123
     Short-term
       credit from
       others               24        23            -          3,318            -       3,318
     Current
       maturities
       of
       long-term
       loans and
       debentures            6         6        9,522              -        4,070      13,592
                                              ---------    ----------    ---------    ----------

                                                9,522         16,867        4,070      30,460
                                              =========    ==========    =========    ==========


                                              December 31, 1996
                      ------------------------------------------------------------------
                                                 In foreign
                                                  currency
                       Linked                    or linked
                       to CPI      Unlinked       thereto       Total         Total
                      ---------    ----------    -----------    -------    -----------
                                                                           Convenience
                                                                           translation
                                                                            into U.S.
                                         Adjusted NIS                        dollars
                     -------------------------------------------------    -----------
                                         (In thousands)
     Overdrafts            -         2,433              -         2,433         748
     Short-term
       credit from
       banks               -        29,000              -        29,000       8,920
     Short-term
       credit from
       others              -         3,000              -         3,000         923
     Current
       maturities
       of
       long-term
       loans and
       debentures      9,591             -          3,530        13,121       4,036
                     --------    ------------    ---------     --------    ------------

                       9,591        34,433          3,530        47,554      14,627



                     ========    ============    =========     ========    ============

     b. See Note 16 in regard to charges to collateralize part of the short-term loans and credit.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10:- TRADE PAYABLES

                                                            December 31,       December 31, 1996
                                                        -------------------    -----------------
                                                         1995         1996        Convenience
                                                         ----         ----      translation into
                                                            Adjusted NIS         U.S. dollars
                                                        -------------------    -----------------
                                                                        (In thousands)
                 Trade payables                         71,275       79,336          24,403
                 Checks and notes payable                2,384        4,268           1,313
                                                        ------       ------          ------

                                                        73,659       83,604          25,716
                                                        ======       ======          ======

                 Including shareholders                 12,711       13,938           4,287
                                                        ======       ======          ======

                 Including related parties              18,551       21,875           6,729
                                                        ======       ======          ======
      NOTE 11:-  ACCOUNTS PAYABLES
                    AND ACCRUALS

                 Liabilities to related parties            984        1,339             412
                 Liabilities to employees and payroll
                    accruals
                   liabilities for wages and salaries   15,630       19,138           5,887
                 Government authorities                 10,620        1,296             399
                 Other                                   5,821        3,225             991
                                                        ------       ------          ------

                                                        33,055       24,998           7,689
                                                        ======       ======          ======

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12:- DEBENTURES

      a.    Composition:

                                                           Weighted average      December 31,     December 31, 1996
                                                           interest rate at   -----------------   -----------------
                                          Linkage terms   December 31, 1996    1995       1996      Convenience
                                          -------------   -----------------   ------     ------   translation into
                                                                  %              Adjusted NIS       U.S. dollars
                                                          -----------------   ------------------  -----------------
                                                                                         (In thousands)
             Debentures                     Israeli CPI         5.1%           32,830     26,332        8,100
             Less - current maturities                                          6,528      6,553        2,016
                                                                               ------     ------        -----

                                                                               26,302     19,779        6,084
                                                                               ======     ======        =====
      b.    The debentures are redeemable
            as follows:

            First year (current maturities)                                     6,528      6,553        2,016
                                                                               ------     ------        -----

            Second year                                                         6,528      6,553        2,016
            Third year                                                          6,528      6,553        2,016
            Fourth year                                                         6,528      6,673        2,052
            Fifth year                                                          6,718       --           --
                                                                               ------     ------        -----

                                                                               26,302     19,779        6,084
                                                                               ------     ------        -----

                                                                               32,830     26,332        8,100
                                                                               ======     ======        =====

      c. See Note 16 in regard to securities to collateralize the abovementioned debentures.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13:- LIABILITIES TO BANKS AND RELATED PARTIES

   a. 1. Liabilities to banks are composed as follows:

                                                                      December 31,          December 31, 1996
                                                                 ---------------------      -----------------
                                                                  1995           1996          Convenience
                                                                 ------         ------      translation into
                                                                     Adjusted NIS             U.S. dollars
                                                                 ---------------------      -----------------
                                                                                  (In thousands)
      Banks                                                      21,424         35,664            10,970
      Less - current maturities                                   7,065          6,568             2,020
                                                                 ------         ------            ------

                                                                 14,359         29,096             8,950
                                                                 ======         ======            ======

      2. Linkage terms and rates of interest of the loans:

                                         Weighted average
                                         interest rate at
      Linkage terms                     December 31, 1996
      ------------------------------    -----------------
                                                %
                                        -----------------
      Israeli CPI                               3.75              9,883         19,119             5,881
      Foreign currency - U.S. dollar            9.50              8,174         14,863             4,572
      Foreign currency - Yen                    1.45              3,367          1,682               517
                                                                 ------         ------            ------

                                                                 21,424         35,664            10,970
                                                                 ======         ======            ======

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      3. The long-term loans are repayable as follows:

                                                                      December 31,          December 31, 1996
                                                                 ---------------------      -----------------
                                                                  1995           1996          Convenience
                                                                 ------         ------      translation into
                                                                     Adjusted NIS             U.S. dollars
                                                                 ---------------------      -----------------
                                                                                  (In thousands)

          First year (current maturities)                         7,065          6,568             2,020
                                                                 ------         ------            ------

          Second year                                             6,949          5,517             1,697
          Third year                                              3,299          6,429             1,978
          Fourth year                                             2,568          5,744             1,767
          Fifth year                                              1,543          5,744             1,767
          Sixth year and thereafter                                --            5,662             1,741
                                                                 ------         ------            ------

                                                                 14,359         29,096             8,950
                                                                 ------         ------            ------

                                                                 21,424         35,664            10,970
                                                                 ======         ======            ======

   b. Liabilities to related parties:

      1. Composed as follows:

                                          Weighted average
                     Linkage terms         interest rate
                     -------------       -----------------
                                                 %
                                         -----------------

      Shareholders   Israeli CPI                 --                2,778         2,778                855
                                                                   =====         =====                ===

      2. Maturity dates will be determined by the provider of the loans but not before January 1, 1998.

   c. See Note 16 in regard to securities to collateralize the abovementioned loans.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14:- LIABILITY IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT, NET

      a. Severance pay and retirement grants:

            1. Under Israeli law and labor agreements, the companies in the Group are required to make severance or pension payments and retirement grants in addition to pension entitlement to dismissed employees and to employees leaving employment under certain circumstances.

                  In respect of these liabilities, regular deposits are made with various severance pay and pension funds; the balance sheet accrual represents the unfunded balance of the liabilities. Where the custody and management of the fund is independent of the Company, the funded amounts are not reflected in the balance sheet.

                  The above deposits and the balance sheet accrual fully cover the Company's liabilities in respect of employee rights upon retirement.

                  Employees dismissed from service before attaining retirement age are entitled to severance pay, computed on the basis of the most recent salary. As to part of the Group's employees - in the event that the amounts accumulated in the pension fund are insufficient to cover the severance pay computed as above
                  - the Group is obligated to supplement the balance.

                  Generally, monthly employees continue in service until the age of retirement. Consequently, management is of the opinion that any additional liability for supplemental payment as mentioned above for employees who may be dismissed in the future is insignificant.

                  The Company's employees are participants in a pension fund to which the Company makes current monthly payments. The Company has no further commitments to pay pension payments in excess of the amounts provided to the pension funds. The pension fund is external and independent of the Company.

            2. The liability for salary payments to certain employees who were dismissed from service is included in liabilities in respect of employee rights upon retirement, discounted at an annual real interest rate of 5%.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

           The Company's pension and severance expense is as follows:

                       Year ended December 31,        Year ended
                       -----------------------       December 31,
                       1994     1995     1996           1995
                       ----     -----    -----    ----------------
                                                     Convenience
                                                  translation into
                            Adjusted NIS            U.S. dollars
                       -----------------------    ----------------
                                (In thousands)

                       4,473    4,483    4,521          1,391
                       =====    =====    =====          =====

      b. Under employment agreements, some of the employees retiring after the age of 55, who have utilized no more than 65% of the sick leave to which they are entitled, will receive compensation for unutilized sick leave.

      c. The amounts funded for compensation are deposited with the central fund for compensation and with a provident fund in the name of the employees. Withdrawal of the amounts funded is conditioned upon fulfillment of the regulations outlined in the Severance Pay Law.

      d. Below are the amounts of liabilities in respect of employee rights upon retirement, retirement grants and compensation for unused sick leave, as presented in balance sheet:

                                            December 31,
                                        -------------------       December 31,
                                        1995           1996          1996
                                        ----           ----     ----------------
                                                                   Convenience
                                                                translation into
                                            Adjusted NIS           U.S. dollars
                                        -------------------     ----------------
                                             (In thousands)
      Liabilities in respect of
        employee rights
        upon retirement (1)             8,647          9,214          2,834
      Less amounts funded               7,825          7,791          2,396
                                        -----          -----          -----

                                          822          1,423            438
      Liabilities for unutilized
        sick leave                        235            235             72
                                        -----          -----          -----

                                        1,057          1,658            510
                                        =====          =====          =====
      (1) Including liabilities
           for salaries to
           retired employees              842          1,395            429
                                        =====          =====          =====

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15:- CONTINGENT LIABILITIES AND COMMITMENTS

      a. A shareholder, who is also a supplier of raw materials to the Company, has a first refusal right regarding the purchase of raw materials from other suppliers, for a period of ten years commencing in October 1988. The Company purchases materials from its shareholder in the ordinary course of business (see Note 20f. with respect to the amounts of purchases).

      b. The Company is committed to pay royalties at a rate of 2.5% on sales of trays assembled by certain machines leased to the Company.

      c.    1.    Tri-Wall Ltd. a consolidated subsidiary has filed a claim
                  against Kol-Bo Tagar Ltd. in order to realize the option of acquisition of an asset, in accordance with a rental agreement, and to receive a refund of amounts invested in the rented property. After the claim was lodged, a counter claim of NIS 11 million was made by Kol-Bo Tagar Ltd. against Tri-Wall for breach of the rental agreement.

                  The decision of the arbitrator stated among other matters, that Tri-Wall is entitled to realize the option. A manner to realize it was formulated which also rejected the counter claim of Kol-Bo Tagar. Kol-Bo Tagar presented a petition to nullify the arbitrator's decision.

                  The deliberation in regard to the petition have not yet taken place and evidence is to be heard.

            2. The landowners cited in the aforementioned claim, from whom Kol-Bo Tagar rents its asset, brought a claim against Kol-Bo Tagar and Tri-Wall to cancel the option for acquisition of the asset, which was granted to Kol-Bo Tagar, claiming that Kol-Bo Tagar has breached the contract.

            3. The Government of Israel brought a claim against Tri-Wall to demolish the buildings that were built without building permits (on the land mentioned in the claim see article 1. and 2. above).

                  On November 5, 1995, it was resolved to demolish the buildings without permits (without conviction). The implementation of the demolition order was postponed to 3 years from the resolution date.

      d. The Company is party to claims concerning employer liability. In the opinion of the Company's legal advisors, two of the claims have little prospect to of succeeding. In regard to another claim, a provision in the amount determined by the Company's legal advisors was made.

      e. The Company was asked to return an amount received in respect of the sale of Ofek and its subsidiaries. According to the opinion of management, there is no substance to the request and no provision has been made in the books of the Company.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      f. The tax benefits and the investment grant resulting from the approvals as "Approved Enterprises" (see Note 18a) are pending upon the fulfillment of the conditions of the approvals. Through December 31, 1996 the subsidiaries have complied with the conditions of the approvals.

      g.    As to guarantees among the companies of the Group - see Note 16.

      h.    As to future hedging transactions - see Note 2m.

NOTE 16:- CHARGES (ASSETS PLEDGED)

      a. As collateral for the Company and subsidiaries' loans from banks, the State of Israel and a shareholder, a fixed charge has been placed, in an unlimited amount, on any unpaid share capital, goodwill, equipment, machinery, insurance rights and rights to marketable securities and the shares in Tri-Wall. A floating charge has been placed on all other assets of the Group.

      b. The Company is the guarantor for its investees for lines of credit from banks, which will be at the disposal of the Group's companies, from time to time.

            As collateral for this guarantee, the Company and its subsidiaries have assigned a debenture and placed a fixed charge in an unlimited amount, as well as mortgaged the unpaid share capital, goodwill, part of the plant and equipment, securities, cash and insurance rights, and a floating charge on all the assets.

      c. As collateral for the debentures and interest thereon, the Company has placed a floating charge on all of the assets of the Company as they exist in the present and as they will exist in the future, including insurance rights thereon.

      d. The Company obtained bank guarantees totaling NIS 1,263 thousand ($388 thousand) to secure the rental fees of the plant of Carmel Containers, and NIS 90 thousand ($27.7 thousand) to secure other liabilities.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      e.    The collateralized liabilities are as follows:

                                            December 31,       December 31, 1996
                                         -------------------   -----------------
                                          1995        1996        Convenience
                                          ----        ----      translation into
                                            Adjusted NIS          U.S. dollars
                                         -------------------   -----------------
                                               (In thousands)

      Short-term loans and credits       13,550       31,433         9,668
      Long-term liabilities, including
        current maturities               54,254       61,996        19,070
                                         ------       ------        ------

                                         67,804       93,429        28,738
                                         ======       ======        ======

NOTE 17:- SHARE CAPITAL

      a. The Company's shares are traded on the American Stock Exchange in the United States.

      b. The share capital as of December 31, 1996 and 1995 is composed as follows:

                                                                Issued and
                                          Authorized           outstanding
                                          ----------           -----------
                                                  Number of shares
                                          --------------------------------
      Ordinary shares of NIS 1
        par value each                    10,000,000            2,520,000
                                          ==========            =========

            The ordinary shares entitle their holders to voting rights, the right to participate in meetings, the right to receive profits and the right to participate in the excess of assets upon liquidation of the Company.

      c.    Key employee equity incentive plan:

            In August 1996, the Company's Board of Directors approved the plan for the allocation of up to 100,000 options to employees, convertible into 100,000 shares, exercisable at $ 8.50 per share (the market price at the grant date was $10 per share).

            Half of the options are exercisable after two years and the other half are exercisable after three years. Through December 31, 1996, 64,000 options were allocated. The aggregate amount of deferred compensation related to these options is NIS 312,000 ($96,000) which will be accounted for over the three year vesting period.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The following table is summary of activity for the Company's Stock Options
      Plan:

                                               Options Outstanding
                                 -----------------------------------------------
                                                                        Weighted
                                               Numbers                  average
                                  Available       of      Price per      price
                                  for grant    options      share      per share
                                 -----------  ---------  -----------  ----------
      Balance as of
        August 1996                   --          --          --          --
      Shares authorized            100,000        --          --          --
      Options granted (8
        employees)                 (64,000)     64,000        8.5         8.5
                                  --------      ------        ---         ---
      Balance as of
        December 31,1996            36,000      64,000        8.5         8.5
                                  ========      ======        ===         ===

      d. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

      e. Pro forma information regarding net income on earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using a Black - Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rates of 7.5%, a volatility factor of the expected market price of the Company's common stock of 0.1, and a weighted-average expected life of three years of the option.

            The Black - Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Pro forma information under FAS 123:

                                                               December 31, 1996
                                                      --------------------------------
                                                                        Convenience
                                                                      translation into
                                                      Adjusted NIS      U.S. dollars
                                                      ------------    ----------------
                                                   (In thousands except per share amounts)
                  Pro forma income                        13,333             4,101
                                                        ========          ========

                  Pro forma income per share                5.31              1.63
                                                        ========          ========

                  The total compensation expense included in the income statements for 1996 is NIS 21,526 ($6,666).

NOTE 18:-       TAXES ON INCOME

      a.    Tax benefits available under various tax laws:

            1. "Approved Enterprise": The production facilities of C.D. Packaging (subsidiary) have been granted status as an "Approved Enterprise" under the law for the Encouragement of Capital Investments, 1959, as amended.

                  During the seven-year benefit period it is exempt from income tax and subject to corporate tax, at a rate of 25%. The benefit period for the main plant and for its expansion commenced in 1996 and will terminate in 2001 and 2006, respectively. The benefits detailed above are pending to compliance with the terms stipulated in the Law and in the related regulations, and as determined in the approvals, according to which the investments in the "approved enterprise" were carried out.

            2. "Industrial Companies": The Company and its subsidiaries are "Industrial Companies" under the Law for the Encouragement of Industry (Taxation), 1969, as amended, and as such are entitled to certain tax benefits, mainly accelerated depreciation.

            3. Income Tax (Inflationary Adjustments) Law, 1985: The adjustments required by this law are designed to reflect nominal results for tax purposes in terms of end of year NIS (in accordance with the changes in the Israeli CPI).

      b.    Deferred income taxes:

            1. Deferred taxes are computed in respect of differences between the amounts included in these financial statements and those to be considered for tax purposes.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  The main factors in respect of which deferred taxes have been included are as follows:

                  Depreciation in respect of fixed assets in the adjusted financial statements and for tax purposes; differences between the value of inventories in the adjusted financial statements and its value for tax purposes; differences in charging income and expenses items in the adjusted financial statements and for tax purposes (mainly provisions for accrued employee rights); carryforward losses and deductions.

            2. The remaining balance of carryforward tax losses amounts to adjusted NIS 0 thousand (previous year - adjusted NIS 2,900 thousand).

            3. The outstanding balance of carryforward tax losses in respect of which no deferred taxes were recorded in the consolidated financial statements, as of December 31, 1996 was adjusted NIS 0 thousand (December 31, 1995 - adjusted NIS 1,155 thousand).

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      c.    Income tax reconciliation:

            A reconciliation between the theoretical tax expense assuming all income is taxed at the statutory rate applicable to income of the Company and the actual tax expense is as follows:

                                                                                                            Year ended
                                                                           Year ended December 31,       December 31, 1996
                                                                          -------------------------      -----------------
                                                                          1994        1995     1996         Convenience
                                                                          ----        ----     ----       translation into
                                                                                  Adjusted NIS              U.S. dollars
                                                                          -------------------------      -----------------
                                                                                (In thousands)
      Theoretical tax expense computed at the rate
        applicable to an ordinary company - 36%
        (1995 - 37%, 1994 - 38%)                                           7,771     10,594     8,237          2,533
      Increase (reduction) of income taxes resulting from:
        Tax adjustments in respect of inflation in Israel and others        (148)        83      (157)           (48)
        Erosion resulting from income tax prepayments                        418         64       324            100
        Non-deductible expenses and other                                    312        306       296             91
        Decrease in tax expense due to reduced tax rates in
         companies which were granted the status of approved
         enterprise                                                         (468)      (358)     (304)           (93)
        Carryforward losses and capital losses which have not
         been recorded as an asset                                           364        155      --             --
        Utilization of carryforward losses on which a deferred tax
         asset had not been recorded in previous years                      (758)    (1,662)     (416)          (128)
                                                                          ------    -------    ------         ------

      Actual tax expense                                                   7,491      9,182     7,980          2,455
                                                                          ======    =======    ======         ======

      d.    Taxes on income included in the statements of income:

                     Current taxes                                         7,363      9,200     6,567          2,020
                     Deferred taxes, net                                     128        (18)    1,413            435
                                                                          --------  -------    ------         ------

                                                                           7,491      9,182     7,980          2,455
                                                                          ========  =======    ======         ======

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      e.    Deferred taxes:

      Composition and changes in deferred income tax liabilities (assets) as presented in the consolidated balance sheet:

                                               In respect of balance sheet items
                            ----------------------------------------------------------------
                                                        Provisions      Allowance
                            Depreciable                 for employee  for doubtful
                              assets      Inventories      rights        debts        Other
                            -----------   -----------   ------------  ------------    ------
                                                                      Adjusted NIS
                            -----------------------------------------------------------------
                                                     (In thousands)
Balance at January 1,
  1995                        14,086          192          (1,769)       (1,277)      (1,289)

Changes during 1995:
  Amounts charged to
   the statement of
   income                        991          320            (212)          573       (1,690)
                              ------          ---          ------        ------       ------

Balance as of
   December 31, 1995          15,077          512          (1,981)         (704)      (2,979)

Changes during 1996:
  Amounts charged to
   the statement of
   income                      2,100          376            (697)          (84)        (282)
                              ------          ---          ------        ------       ------
Balance as of
   December 31, 1996          17,177          888          (2,678)         (788)      (3,261)
                              ======          ===          ======        ======       ======

                            In respect                                Total
                            of tax loss   Valuation             ----------------
                           carryforward   allowance    Total      Convenience
                           ------------   ---------    -----    translation into
                                                                  U.S. dollars
                           -----------------------------------------------------

Balance at January 1,
  1995                         --           --          9,943

Changes during 1995:
  Amounts charged to
   the statement of
   income                       416         (416)         (18)
                               ----         ----       ------        -----

Balance as of
   December 31, 1995            416         (416)       9,925        3,053


Changes during 1996:
  Amounts charged to
   the statement of
   income                      (416)         416        1,413          435
                               ----         ----       ------        -----
Balance as of
   December 31, 1996           --           --         11,338        3,488
                               ====         ====       ======        =====

f.    Income tax assessments:

      Final tax assessments have been received as follows:
       Carmel Systems - up to and including the 1989 tax year, and by force of law, up to and including the 1990 tax year.
       C.D. Packaging Systems Ltd. - up to and including the 1990 tax year. Tri-Wall Containers (Israel) Ltd.- up to and including the 1992 tax year. Solid Packaging Board Ltd. - have not been assessed since incorporation.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTES 19:- LINKAGE TERMS OF MONETARY BALANCES

                                             December 31, 1995                                 December 31, 1996
                              ---------------------------------------------  -------------------------------------------------
                               Linked to   In foreign                        Linked to        In foreign
                                  the      currency or                          the          currency or
                               Consumer      linked                          Consumer           linked
                              Price Index    thereto     Unlinked    Total    Price-Index        thereto   Unlinked      Total
                              -----------  -----------   --------   -------  ------------    -----------   --------      -----
                                                                      Adjusted NIS
                              ------------------------------------------------------------------------------------------------
                                                                     (In thousands)
Assets:
  Current assets:
   Cash and cash
     equivalents                  --            --         1,570      1,570       --              --           820          820
   Trade receivables              --             647     100,129    100,776       --             3,320      88,570       91,890
   Accounts
     receivables                   409          --         5,634      6,043      2,246            --         5,603        7,849
                                ------       -------     -------    -------     ------          ------     -------      -------

                                   409           647     107,333    108,389      2,246           3,320      94,993      100,559
                                ======       =======     =======    =======     ======          ======     =======      =======
Liabilities:
  Current liabilities:
   Credit from banks
     and others                   --            --        16,867     16,867       --              --        34,433       34,433
   Trade payables                 --          59,855      13,804     73,659       --            51,683      31,921       83,604
   Accounts payables
     and accruals                 --            --        33,055     33,055       --              --        24,998       24,998
  Debentures, liabilities to
   banks and others             45,491        11,541        --       57,032     48,229          16,545        --         64,774
                                ------       -------     -------    -------     ------          ------     -------      -------

                                45,491        71,396      63,726    180,613     48,229          68,228      91,352      207,809
                                ======       =======     =======    =======     ======          ======     =======      =======

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                    December 31, 1996
                                                -----------------------------------------------------
                                                 Linked to      In foreign
                                                    the         currency or
                                                  Consumer        linked
                                                Price Index       thereto         Unlinked      Total
                                                -----------     -----------       --------      -----
                                                        Convenience translation into U.S. dollars
                                                -----------------------------------------------------
                                                                     (In thousands)
Assets:
  Current assets:
   Cash and cash equivalents                         --              --               252         252
   Trade receivables                                 --             1,021          27,244      28,265
   Accounts receivable                                691            --             1,723       2,414
                                                   ------          ------          ------      ------

                                                      691           1,021          29,219      30,931
                                                   ======          ======          ======      ======
Liabilities:
  Current liabilities:
   Credit from banks and others                      --              --            10,591      10,591
   Trade payables                                    --            15,898           9,818      25,716
   Accounts payable and accruals                     --              --             7,689       7,689
  Debentures, liabilities to banks and others      14,836           5,089            --        19,925
                                                   ------          ------          ------      ------

                                                   14,836          20,987          28,098      63,921
                                                   ======          ======          ======      ======

NOTE 20:- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

      a.    Long-term loans from related parties:

                                                    December 31,         December 31, 1996
                              Weighted average   -------------------   -----------------------
                               interest rate      1995         1996
                              ----------------    ----         ----    Convenience translation
              Linkage terms          %              Adjusted NIS          into U.S. dollars
              -------------   ----------------   -------------------   -----------------------
                                                                   (In thousands)
Shareholder   Israeli CPI            -
                                                  2,778        2,778           855
                                                  =====        =====           ===

The date for repayment of the above loans has not yet been determined.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

b.    Current liabilities to related parties:


                                                                                                December 31,     December 31, 1996
                                                                           Weighted average   ----------------   -----------------
                                                                            interest rate      1995      1996       Convenience
                                                                          -----------------   -------   ------    translation into
                                                 Linkage terms                   %              Adjusted NIS        U.S. dollars
                                                 ------------------       -----------------   ----------------   -----------------
                                                                                                          (In thousands)
      1. Trade payables:

           Shareholders                          Foreign currency -
                                                 U.S. dollar              Interest free        12,711   13,938        4,287
           Related companies                     Foreign currency -
                                                 U.S. dollar              Interest free        18,551   21,875        6,729

      2. Accounts payable and accruals:

           Shareholders                          Israeli CPI              Interest free           984    1,339          412

c.    Current assets from related parties:

      Trade receivables:
        Companies controlled by a shareholder    Unlinked                 Interest free         1,017      266           82
        Highest balance:                                                                        1,884    1,017          313

      Other receivables:
        Companies controlled by a shareholder    Israeli CPI              Interest free           --       436          134
        Highest balance:                                                                          480      522          161

d.    Guarantees:

      1. The Company has provided a guarantee to the banks amounting to NIS 500 thousand in favor of C.D. Packaging (such guarantee is not to exceed 50% of the Company's debt to the bank) and in favor of the State of Israel in an unlimited amount, in respect of C.D. Packaging's debt relating to the "Approved Enterprise".

      2. The Company has provided a guarantee to the Custom Authorities amounting to NIS 163 thousand in favor of Tri-Wall.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

e.    Salaries and related benefits to interested parties:

                                                                            Year ended
                                            Year ended December 31,      December 31, 1996
                                            -----------------------   -----------------------
                                            1994     1995     1996
                                            ----     ----     ----    Convenience translation
                                                 Adjusted NIS            into U.S. dollars
                                            -----------------------   -----------------------
                                                     (In thousands)
Salaries, related benefits and
   severance pay to the general manager     1,098    1,263    1,388            427
                                            =====    =====    =====            ===
Directors' fees and reimbursement of
   expenses to twelve members of the
   Board of Directors                         228      164      192             59
                                            =====    =====    =====            ===

f.    Transactions with related parties, excluding directors:

      The Company sells to subsidiaries, shareholders, and investees of shareholders and purchases raw material from investees of shareholders, shareholders and subsidiaries. Such sales, purchases and transactions are as follows:

                           Companies
                         controlled by a
                           shareholder      Shareholders      Total          Total
                         ---------------    ------------      -----    ----------------
                                                                          Convenience
                                                                       translation into
                                            Adjusted NIS                 U.S. dollars
                         --------------------------------------------------------------
                                                 (In thousands)
In 1996:
  Expenses:
   Purchases                  30,234           47,662        77,896         23,961
   Financing and
     commissions                --                489           489            150
   Lease fees and
     equipment lease             262             --             262             81
                              ------          -------       -------        -------

                              30,496           48,151        78,647         24,192
                              ======          =======       =======        =======
  Revenues:
   Sales                       4,515            7,250        11,765          3,619
   Lease fees and
     equipment lease             373             --             373            115
                              ------          -------       -------        -------

                               4,888            7,250        12,138          3,734
                              ======          =======       =======        =======
In 1995:
  Expenses:
   Purchases                  73,370           52,526       125,896
   Financing and
     commissions                --                133           133
   Lease fees and
     equipment lease             384             --             384
                              ------          -------       -------

                              73,754           52,659       126,413
                              ======          =======       =======
  Revenues:



   Sales                       9,220            6,654        15,874
   Lease fees and
     equipment lease             349             --             349
                              ------          -------       -------

                               9,569            6,654        16,233
                              =======          =======      =======


                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           Companies
                        controlled by a
                          shareholder        Shareholders           Total
                       -------------------   ----------------   --------------
                                            Adjusted NIS
                       -------------------------------------------------------
                                           (In thousands)
In 1994:
  Expenses:
   Purchases                  40,037               48,886           88,923
   Financing                    --                     84               84
   Lease fees                    267                 --                267
                              ------               ------           ------

                              40,304               48,970           89,274
                              ======                =====           ======
Revenues:
   Sales                      10,052                7,613           17,665
                              ======                =====           ======

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21:- SUPPLEMENTARY INFORMATION TO STATEMENTS OF INCOME


                                                                                             Year ended
                                                 Year ended December 31,                 December 31, 1996
                                     ------------------------------------------------   ---------------------
                                         1994             1995             1996
                                     --------------   --------------   --------------       Convenience
                                                                                          translation into
                                                      Adjusted NIS                          U.S. dollars
                                     ------------------------------------------------   ---------------------
                                                                 (In thousands)
a. Revenues from sales, net:

     Sales classified by
       geographic distribution:
       Local                            314,814          372,090          360,863               111,001
       Export:
         South America                    1,104            1,700            2,221                   683
         Europe                             458              860              289                    89
                                        -------          -------          -------               -------

                                        316,376          374,650          363,373               111,773
                                        =======          =======          =======                ======
b. Cost of sales:

     Materials consumed (1)             163,518          214,082          188,501                57,982
     Salaries, wages and
       employee benefits                 46,088           49,398           53,933                16,590
     Subcontracted work                   3,984            3,890            3,662                 1,126
     Other manufacturing
       costs                             28,975           26,652           34,875                10,727
     Depreciation                        11,574           13,312           15,417                 4,743
                                        -------          -------          -------               -------

                                        254,139          307,334          296,388                91,168
     Add (less) decrease
       (increase) in inventories
       of finished products                 247           (3,959)              35                    11
     Add (less) decrease
       (increase) in inventories
       of work in progress                  722             (359)            (456)                (140)
                                        -------          -------          -------               -------

                                        255,108          303,016          295,967                91,039
                                        =======          =======          =======                ======

      (1) See Note 20f with respect to purchases from shareholders.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                                   Year ended
                                                                                                  December 31,
                                                            Year ended December 31,                   1996
                                                    --------------------------------------      ----------------
                                                    1994             1995             1996
                                                    ----             ----             ----        Convenience
                                                                                                translation into
                                                                 Adjusted NIS                     U.S. dollars
                                                    --------------------------------------      ----------------
                                                                           (In thousands)
c. Selling expenses:

   Salaries and employee benefits                    5,874           6,174            6,545          2,013
   Advertising expenses                                398             349              400            123
   Depreciation and amortization                       181             148              208             64
   Other selling expenses (1)                        5,822           7,215            7,981          2,455
                                                    ------          ------           ------          -----

                                                    12,275          13,886           15,134          4,655
                                                    ======          ======           ======          =====

     (1) Including allowance for doubtful debts
                                                       506           1,040            2,046            629
                                                    ======          ======           ======          =====

d.   General and administrative expenses:

     Salaries and employee benefits                 11,790          12,024           12,316          3,788
     Depreciation and amortization                   1,204           1,327            1,435            441
     Office maintenance and other expenses           5,326           5,846            5,907          1,818
                                                    ------          ------           ------          -----

                                                    18,320          19,197           19,658          6,047
                                                    ======          ======           ======          =====
e.  Financial expenses, net:

     Interest expenses and bank charges:
      On short-term credit                           1,510           2,666            4,376          1,346
      On long-term loans, net                        1,958           4,167            2,851            877
                                                    ------          ------           ------          -----

                                                     3,468           6,833            7,227          2,223
     Interest income                                   232             667              151             46
                                                    ------          ------           ------          -----

                                                     3,236           6,166            7,076          2,177
     Losses arising from inflationary
      erosion of  the Israeli currency               1,764           1,208            3,028            931
                                                    ------          ------           ------          -----

                                                     5,000           7,374           10,104          3,108
                                                    ======          ======           ======          =====

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                         Year ended
                                                     Year ended December 31,         December 31, 1996
                                              -----------------------------------    -------------------

                                                 1994         1995           1996       Convenience
                                                 ----         ----           ----     translation into
                                                          Adjusted NIS                  U.S. dollars
                                              -----------------------------------    -------------------
                                                                   (In thousands)
      f.    Other income (expenses), net:

            Loss on sale of an investee          (875)          (8)              -              -
            Gain on sale of assets                  -          103             398            122
            Other expenses                       (748)         (63)            (27)            (8)
                                               ------       ------          ------         ------

                                               (1,623)          32             371            114
                                               ======       ======          ======         ======

      g.    Reorganization plan expenses:

            The extraordinary expense is in respect of reorganization plan of the Company's plants.

NOTE 22:- DIFFERENCES BETWEEN ISRAELI AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

      a.    Discount expenses:

            Discount on debentures is presented as a deferred charge, whereas according to accounting principles generally accepted in the United States, such discount should be deducted from the carrying value of the debentures. The amount of discount on debentures, net of amortization as of December 31, 1995 and December 31, 1996, is NIS 1,811 thousand and NIS 1,221 thousand ($ 376 thousand), respectively.

      b.    Accrued severance pay, net:

            The amounts funded in regard to liabilities in respect of employee rights upon retirement are presented as a deduction from the liabilities in Note 15d, whereas according to U.S. GAAP such amounts funded would be presented in the balance sheet as a long-term assets.

            The amount funded in regard to liabilities in respect of employee rights upon retirement as of December 31, 1995 and December 31, 1996, is NIS 7,825 thousand and NIS 7,791 thousand ($ 2,396 thousand), respectively.

            Income from earnings on amounts funded is netted from severance pay expenses whereas according to U.S. GAAP, such amounts should be presented on a gross basis.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      c.    Effect of inflation:

            The Company, in accordance with Israeli GAAP, comprehensively includes the effect of price level changes in the accompanying consolidated financial statements, as described in Note 2a. Such Israeli accounting principles measure the effects of price level changes in the inflationary Israeli economy and, as such, is considered a more meaningful presentation than financial reporting based on historical cost for Israeli and U.S. accounting purposes. Accordingly, price level adjustments have not been reversed and included in a reconciliation of Israeli accounting principles to U.S. accounting principles (U.S. GAAP).

      d.    Treatment of deferred taxes on income:

            1. Under Israeli Accounting, income taxes are determined under the liability method of accounting.

            2. Under the Israeli Law for Encouragement of Capital Investment, 1959, the companies who are entitled to a "Approved Enterprise" benefits (C.D. Packaging Systems Ltd. and Tri-Wall Containers (Israel) Ltd.) are generally taxed at a rate of 25% of attributable income during "the period of benefits".

                  Dividends paid to shareholders from the profits of an "approved enterprise" are subject to income tax at a rate of 15%. Shareholders that are companies are entitled to a 15% tax credit if and when this dividend is paid to their shareholders.

                  Under Israeli GAAP, income taxes are not provided on the undistributed tax exempt profits of approved enterprise, where such profits have been reinvested and will not be distributed to the company shareholders.

                  Under U.S. GAAP, deferred income taxes should be provided on the undistributed tax exempt profits of domestic subsidiaries that arose in fiscal years beginning after December 15, 1992.

                  Both Tri-Wall and C.D. Packaging have immaterial profits from approved enterprises, and therefore, in the reconciliation there is no effect from providing deferred taxes on the undistributed tax exempt profits of an approved enterprise.

      e.    Proportionate consolidation:

            Under Israeli GAAP, jointly controlled entities are included in the Company's consolidated financial statements according to the proportionate consolidation method. Under U.S. GAAP, investments in jointly controlled entities are accounted for by the equity method. Proportionate consolidation is permitted by the U.S. Securities and Exchange Commission rules applicable to foreign private issuers, provided certain supplemental information is provided in the notes to the financial statements. The supplemental information regarding the jointly controlled entity is not material to the consolidated financial statements of the Company.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      f.    Earning per share:

            1.    According to U.S. GAAP:

                  Options are always considered as common stock equivalents; their dilutive effect on primary earnings per shares is computed by applications of the "treasury stock" method.

                  According to Israeli GAAP (Opinion No. 55):

                  The dilutive effect of options and warrants is included in the computation of primary earnings per share only if their exercising is considered to be probable, based on the ordinary relationship between the market price of the shares stemming from the exercise of the warrants and the discounted present value of the future proceeds derived from the exercise of the options.

            2. According to U.S. GAAP a disclosure is required for diluted earnings per share even when the dilution is more than 3%, while according to Israeli GAAP such a disclosure is not required when the dilution is less than 5%.

                  The effect of the differences between Israeli and U.S. GAAP of the abovementioned items on the financial statements is insignificant.

      g.    Foreign currency cash flows:

            According to U.S. GAAP, the statement of cash flows shall report the effect of exchange rate changes on cash balances held in foreign currencies as a part of the reconciliation of the change in cash and cash equivalents during the period. Under Israeli GAAP, such effect is included in cash flows from operating activities.

            The difference between the two methods described above is immaterial.

      h.    Base stock:

            Pallets and spare parts are presented as base stock among fixed assets, while new purchases charged as an expense. According to U.S. GAAP, such amounts should be capitalized and depreciated over the useful lives of the assets.

            The effect of this difference on both income and equity is not material.

                              CARMEL CONTAINER SYSTEMS LTD. AND ITS SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 23- INVESTEES

                                                                Percentage of
                                                              ------------------
                               Name of the company            Ownership  Control
                               -----------------------------  ---------  -------

      a. Subsidiaries:
                               C.D. Packaging Systems Ltd.     50          50.1
                               Tri-Wall Containers            100          100
                                 (Israel) Ltd.
                               Solid Packaging Board Ltd. *)   50           50
      b. Inactive companies:
                               Hadass Firing Range             50           50
                               Systems Ltd.
                               Roboraz Ltd.                   100          100
                               Plaro Container Systems        100          100
                               (1989) Ltd.
                               Tri-Wall Pallets (1973) Ltd.   100          100

      *) Percentage of control represents the percentage of control of C.D.
         Packaging Systems Ltd. in its subsidiary.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                         TOGETHER WITH AUDITORS' REPORT

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                Table of Contents

                                                                            Page
                                                                            ----

         Report of Independent Public Accountants                            181

         Consolidated Balance Sheets                                         182

         Consolidated Statements of Income                                   184

         Consolidated Statements of Cash Flows                               185

         Consolidated Statements of Changes in Shareholders' Equity          187

         Notes to Consolidated Financial Statements                          188

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coral World International Ltd.;

We have audited the accompanying consolidated balance sheets of Coral World International Ltd. (a Guernsey corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 47% and 60%, respectively, in 1996, 52% and 49%, respectively, in 1995, and revenues of 40% in 1994, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


March 26, 1997
New York, New York

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS AS AT DECEMBER 31,                                    1996         1995
--------------------------------------------------------------------------------
(Dollars in thousands)

Current assets:

Cash and cash equivalents ............................      $ 1,818      $ 5,018

Accounts receivable, net of allowance for
  doubtful accounts of $217 in 1995 ..................        1,521        1,319

Inventories ..........................................          940        1,202

Prepaid expenses and other ...........................           61          460

Assets held for sale (Note 3b) .......................          894        5,376

Note receivable - short-term (Note 2) ................          375         --
                                                            -------      -------

          Total current assets .......................        5,609       13,375

Note receivable - long-term (Note 2) .................        1,500         --

Property and equipment, net (Note 3a) ................       15,597        9,077

Other assets:

  Severance funding (Note 5) .........................          460          414

  Deferred income taxes ..............................          292          109

  Other ..............................................          764        1,264
                                                            -------      -------

          Total other assets .........................        1,516        1,787
                                                            -------      -------

TOTAL ASSETS .........................................      $24,222      $24,239
                                                            =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES &
SHAREHOLDERS' EQUITY AS AT DECEMBER 31,                     1996         1995
--------------------------------------------------------------------------------
(Dollars in thousands)

LIABILITIES:

Current liabilities:

Accounts payable and accrued expenses ................       2,497     $  2,921

Notes payable - short-term (Note 4) ..................       1,231          956
                                                          --------     --------

          Total current liabilities ..................       3,728        3,877

Notes payable - long-term (Note 4) ...................       1,805        2,756

Provision for severance benefits (Note 5) ............         877          639
                                                          --------     --------

          Total liabilities ..........................       6,410        7,272
                                                          --------     --------

MINORITY INTEREST ....................................       1,430        1,123
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 6):

A  Management shares, $2 par value; authorized
   5,000 shares; issued and outstanding 2,500
   shares ............................................           5            5

B  Management shares, $2 par value; authorized
   5,000 shares; issued and outstanding 2,500
   shares ............................................           5            5

C  Preference shares, $2 par value; authorized
   1,000 shares; issued and outstanding 1,000
   shares ............................................           2            2

Additional paid-in capital ...........................      17,550       17,550

Accumulated deficit ..................................        (792)      (1,274)

Cumulative translation adjustments ...................        (388)        (444)
                                                          --------     --------

          Total shareholders' equity .................      16,382       15,844
                                                          --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........    $ 24,222     $ 24,239
                                                          ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                            1996       1995       1994
--------------------------------------------------------------------------------
(Dollars in thousands)

REVENUE:
  Marine park admissions ......................  $ 10,188   $ 11,001   $ 11,300
  Store and restaurant sales ..................     7,043      7,974      7,359
  Transportation revenue ......................     2,078      1,945      1,575
  Hotel revenue ...............................       332        518        545
                                                 --------   --------   --------

          Total operating revenue .............    19,641     21,438     20,779

EXPENSES:
  Operating costs .............................    13,585     17,196     16,061
  General and administrative (includes
  management fee to a related party of $17
   in 1996, $50 in 1995, and $100 in 1994) ....     5,080      3,550      2,988
                                                 --------   --------   --------

          Total operating expenses ............    18,665     20,746     19,049
                                                 --------   --------   --------

  Operating income ............................       976        692      1,730
                                                 --------   --------   --------

OTHER INCOME (EXPENSE):
  Other income ................................       525        791        461
  Net interest income (expense) ...............        82         49       (268)
  Write-off of pre-opening costs ..............      --       (1,617)      --
  Write-down of inventory, property and
    equipment and investments .................      (351)    (5,899)      --
                                                 --------   --------   --------

          Total other income (expense) ........       256     (6,676)       193
                                                 --------   --------   --------

  Income (loss) before provision (benefit)
    for income taxes, and minority interest ...     1,232     (5,984)     1,923

  Provision (benefit) for income taxes ........       509        687        (76)
                                                 --------   --------   --------

  Income (loss) before minority interest ......       723     (6,671)     1,999

  Minority interest ...........................       241        209        170
                                                 --------   --------   --------

  NET INCOME (LOSS) ...........................  $    482   $ (6,880)  $  1,829
                                                 ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                              1996       1995      1994
--------------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from operating activities:
 Net income (loss) ...............................  $   482   $(6,880)  $ 1,829
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ..................    1,463     1,716     1,648
  Provision for doubtful accounts ................     (217)       24        46
  Loss (gain) on sale of equipment ...............       44        (5)       40
  Write-down of investment .......................      107      --          76
  Write-off of pre-opening costs .................     --       1,617      --
  Write-down of inventory, property and
   equipment .....................................      191     5,899      --
  Proceeds from insurance claim ..................    1,025       150      --
  Minority interest ..............................      241       209       170
 Net changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable ......     (363)      110      (467)
 Decrease (increase) in inventories ..............      262      (134)     (213)
 Decrease in prepaid expenses and other ..........      399        43        26
 (Increase) decrease in other assets .............     (291)       (4)      316
 (Decrease) increase in accounts payable
  and accrued expenses ...........................     (408)      722      (138)
 Increase (decrease) in other liabilities ........      238       (78)     (207)
                                                    -------   -------   -------
Net cash provided by operating activities ........    3,173     3,389     3,126
                                                    -------   -------   -------

Cash flows from investing activities:
 Purchase of investments .........................     --        --        (342)
 Purchase of land ................................   (5,018)     --        --
 Purchase of property and equipment ..............   (2,733)   (2,302)   (1,598)
 Proceeds from sale of property and
  equipment ......................................    1,910        21       220
                                                    -------   -------   -------
Net cash used in investing activities ............   (5,841)   (2,281)   (1,720)
                                                    -------   -------   -------

Cash flows from financing activities:
 Investment in subsidiary ........................     --        --         300
 Capital contribution ............................     --        --         701
 Proceeds from notes payable .....................    1,791      --        --
 Repayment of notes payable ......................   (2,467)   (2,057)     (993)
                                                    -------   -------   -------
Net cash (used in) provided by financing
  activities .....................................     (676)   (2,057)        8
                                                    -------   -------   -------
Effect of exchange rate changes on cash and
 cash equivalents ................................      144      (150)     (152)
                                                    -------   -------   -------
Net (decrease) increase in cash and cash
 equivalents .....................................   (3,200)   (1,099)    1,262
Cash and cash equivalents, January 1 .............    5,018     6,117     4,855
                                                    -------   -------   -------
Cash and cash equivalents, December 31 ...........  $ 1,818   $ 5,018   $ 6,117
                                                    =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                 1996      1995      1994
--------------------------------------------------------------------------------
(Dollars in thousands)

Supplemental disclosure of cash flow
 information
Cash paid during the year for:
 Interest ........................................      $313      $448      $564
                                                        ====      ====      ====

 Income taxes, net ...............................      $638      $152      $125
                                                        ====      ====      ====

The accompanying notes are an integral part of the consolidated financial statements.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                          1996        1995        1994
--------------------------------------------------------------------------------
(Dollars in thousands)

ADDITIONAL PAID-IN CAPITAL
Balance, January 1 .........................   $ 17,550    $ 17,550    $ 16,187
Capital contribution* ......................       --          --         1,363
                                               --------    --------    --------

Balance, December 31 .......................   $ 17,550    $ 17,550    $ 17,550
                                               ========    ========    ========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, January 1 .........................   $ (1,274)   $  5,606    $  3,777
Net income (loss) ..........................        482      (6,880)      1,829
                                               --------    --------    --------

Balance, December 31 .......................   $   (792)   $ (1,274)   $  5,606
                                               ========    ========    ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1 .........................   $   (444)   $    100    $   (483)
Foreign currency translation adjustment ....         56        (544)        583
                                               --------    --------    --------

Balance, December 31 .......................   $   (388)   $   (444)   $    100
                                               ========    ========    ========

* Includes $662 for the year ended December 31, 1994 for issuance by a subsidiary of common stock to a shareholder of the Company at amounts less than book value in connection with a realignment of interests among the existing shareholders.

The accompanying notes are an integral part of the consolidated financial statements.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)

Note 1 - Summary of Significant Accounting Policies

      a. The Company:

            As used in these financial statements, the term the "Company" refers to Coral World International Ltd. ("CWI") and its subsidiaries. CWI was incorporated on December 3, 1987 under the laws of the Island of Guernsey, Channel Islands for purposes of owning and operating marine parks in various locations. CWI is owned 50% by Ampal-American Israel Corporation and 50% by Marine Parks Holding Ltd.

            The Company has two wholly-owned subsidiaries: Coral World Bahamas Hotels (1984) Limited ("CWB") (see Note 2 for discussion of sale of assets during 1996) and Coral World (V.I.) Inc. ("CWVI") (which operated the St. Thomas facility until September 30, 1995 when operations ceased) and four 92.1%-owned operating subsidiaries:
            Coral World Australia Pty, Ltd. ("CWA"), Coral World Manly Pty, Ltd., Red Sea Underwater Observatory Ltd. ("RSUO") and Maui Ocean Center, Inc.

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

            During the last quarter of 1996, the Company entered into negotiations with a potential buyer to recapitalize CWVI by selling a share of the Company's holdings and for the Company and new investor to then inject additional capital into CWVI in order to commence reconstruction. Management plans to begin operating the Park again as it believes tourism is recovering in St. Thomas. In the event this deal does not materialize, the Company will continue to maintain the Park and the related carrying costs and search for alternative buyers.

            Maui Ocean Center, Inc. ("MOC") is developing a new park in Maui, Hawaii which is expected to open in December 1997.

      b. Consolidation:

            The consolidated financial statements include the accounts of the Company. All material intercompany transactions have been eliminated.

      c. Inventories:

            Inventories of store merchandise are stated at the lower of weighted average cost or market.

      d. Property and Equipment:

            The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets on a straight-line basis. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1996 the adoption of SFAS No. 121 did not have a material effect on the financial statements of the Company.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      e. Taxation:

            CWI is exempt from taxation; the subsidiaries are taxed under the laws of the jurisdictions in which they operate. All tax paying subsidiaries account for income taxes by use of the liability method.

            The Company has provided for taxes on its Israeli operations for the years 1994 to 1996 where it enjoys a partial status of "Approved Enterprise" under the Law for the Encouragement of Capital Investments which results in lower effective tax rates. These benefits are expected to terminate in 1998. Income taxes were not provided on the operations of the St. Thomas and Australian subsidiaries because they did not have taxable income. The Bahamas
            (CWB) is exempt from taxation.

            A reconciliation of income taxes between the statutory and effective tax is as follows:

                                                       1996      1995      1994
                                                       ----      ----      ----

Federal income tax at statutory rate ............      $--       $--       $--
Tax on foreign income in excess
 of statutory rates .............................       509       687       (76)
                                                       ----      ----      ----
   Total effective tax ..........................      $509      $687      $(76)
                                                       ====      ====      ====

      f. Translation of Foreign Currencies:

            Based on the guidelines of SFAS No. 52, "Foreign Currency Translation," assets and liabilities of subsidiaries (for the Israeli subsidiaries in 1996 and 1995 only) are translated using year-end rates of exchange and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of these foreign companies' financial statements are included in a cumulative translation adjustment account of shareholders' equity. During 1995, as a result of changes in economic conditions, the Israeli subsidiaries determined the Israeli shekel to be their functional currency. For the years prior to 1995, the Israeli subsidiaries were deemed to have the U.S. dollar as their functional currency. Assets and liabilities of these subsidiaries were translated using year-end rates of exchange, except for property and equipment and certain investment and equity accounts which were translated at rates of exchange prevailing on the dates of acquisition. Revenues and expenses were translated at average rates of exchange during the year. Revenue and expense items relating to assets translated at historical rates were translated on the same basis as the related asset. Translation gains and losses for these subsidiaries were reflected in the consolidated statements of income.

      g. Cash and Cash Equivalents:

            All highly liquid investments with original maturities of 90 days or less are classified as cash and cash equivalents.

      h. Reclassifications:

            Certain prior year amounts have been reclassified to conform with the current year's presentation.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Note Receivable

            On September 27, 1996, CWI's wholly-owned subsidiary CWB sold its marine park to an unrelated party for $3.75 million. In 1995, in anticipation of this sale, the Company adjusted the carrying value of the property to $3.75 million and recorded a loss of $5.8 million, including the write-off of pre-opening costs. As a result of the sale in 1996, the recorded loss was adjusted to $6.1 million. The buyer paid $3.75 million consisting of a $1.875 million downpayment and issued a note to CWB in the amount of $1.875 million payable in five equal annual installments of $375 commencing on September 27, 1997. Interest is payable monthly at the rate of 8% per annum commencing on October 27, 1996.

Note 3 - Property and Equipment

      a. Property and Equipment:

                                                            1996           1995
                                                          -------        -------
Marine park improvements, land,
 hotel, buildings, installations,
  towers and bridges .............................        $18,755        $12,236

Equipment, furniture and fixtures ................          1,469          1,436
                                                          -------        -------
                                                           20,224         13,672
Less:  Accumulated depreciation ..................          6,766          5,543
                                                          -------        -------
                                                           13,458          8,129
Pre-construction costs, Maui Ocean
 Center, Inc. ....................................          2,139            948
                                                          -------        -------

                                                          $15,597        $ 9,077
                                                          =======        =======

      b. Assets Held for Sale:

            This caption includes the assets of CWB and CWVI. For 1996, the amounts were $178 and $716 respectively and for 1995, $3,750 and $1,626, respectively.

Note 4 - Notes Payable

Repayment of notes payable is as follows:

                         (a)       (b)       (c)       (d)       (e)       Total
                        ------    ------    ------    ------    ------    ------
1997                    $  316    $  220    $  488    $  207    $ --      $1,231
1998                       317       220      --        --         112       649
1999                       158       110      --        --         112       380
2000                      --        --        --        --         112       112
2001                      --        --        --        --         112       112
2002-2006                 --        --        --        --         552       552
                        ------    ------    ------    ------    ------    ------
                        $  791    $  550    $  488    $  207    $1,000    $3,036
                        ======    ======    ======    ======    ======    ======

(a) In February 1996, the Company borrowed $791 from a bank. As of December 31, 1996 interest terms on this loan have not yet been finalized. Principal is payable quarterly, beginning February 1997 with the final payment due in May 1999. The loan is secured by all of the assets of Coral World Australia Pty Ltd. which amounted to approximately $8.2 million.

(b) In September 1991, the Company borrowed $2,450 from Ampal-American Israel Corporation, which has been partially repaid. The remaining principal balance and interest is payable quarterly. The loan bears interest at a rate of Prime plus 2% (10.25% at December 31, 1996 and 10.5% at December 31, 1995 and 1994).

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) In December 1990, the Company borrowed $4,250 from a related party. The loan bore interest at various rates (at December 31, 1995: $800 at 9.25% and $1,600 at Libor plus 1.75%, which was 7.4375% on that date; at December 31, 1994: $800 at 9.95%, $800 at 9.25% and $1,200 at 8.75%). On
      September 27, 1996 the loan was renegotiated as a result of the sale of CWB to an unrelated party. The loan bears interest at a rate based on the 30-day Libor rate plus 1 3/4%, payable monthly. At December 31, 1996 the interest rate was 7.41%. The bank loan is secured by a floating charge over the remaining assets of CWB, which amounted to $2.2 million.

(d) The Company had an obligation, secured by a mortgage, which bears interest at a rate of 8.12% per annum. This obligation was collateralized by the condominium at CWVI. On January 22, 1997, the condominium and related furniture securing this mortgage was sold for $180 and the entire debt then outstanding (inclusive of interest) of $230 was satisfied in full.

(e) On September 3, 1996, the Company borrowed $1,000 from a bank. The loan bears interest at a rate based on Libor plus 1%. At December 31, 1996 the interest rate was 6.625%. The bank loan is secured by a charge on part of the leased property, which amounted to $2.15 million of RSUO.

Note 5 - Severance Obligations

      In accordance with Israeli law employers are required to record a liability for and to fund severance benefits for all full-time employees in an amount equal to one month's salary for each year of employment. Accordingly, the data shown below relates to RSUO:

                                                              1996        1995
                                                              -----       -----

Provision for severance benefits .......................      $(877)      $(639)

Deposits with insurance companies and bank .............        460         414
                                                              -----       -----

                                                              $(417)      $(225)
                                                              =====       =====

Note 6 - Shareholders' Equity

      The "A" and "B" management shares are the only voting shares and hold equal voting rights. The holders of a majority of the "A" management shares elect one-half of the Board and the holders of a majority of the "B" management shares elect the other half. The "C" Preference Shares have no rights except to receive dividends, if declared.

                 CORAL WORLD INTERNATIONAL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Geographic Information

Substantially all of the CWI assets are engaged in the operation of underwater observatories and marine parks from which it derives its revenues.

Geographic information is as follows:

                             Australia  Caribbean*   Israel    Hawaii     Total
                             ---------------------------------------------------
December 31, 1996
-----------------
Operating revenue              $ 5,812   $  2,355   $ 11,474  $  --     $ 19,641
Operating income (loss)             93     (1,731)     2,715     (101)       976
Total assets                     5,529      3,062      8,116    7,515     24,222
Capital expenditures               179         29      1,323    6,220      7,751
Depreciation and amortization      654        366        443     --        1,463

December 31, 1995
-----------------
Operating revenue              $ 4,980   $  6,039   $ 10,419  $  --     $ 21,438
Operating (loss) income           (293)    (1,789)     2,774     --          692
Total assets                     5,914      7,274      9,868    1,183     24,239
Capital expenditures               447        583      1,031      538      2,599
Depreciation and amortization      547        715        396     --        1,658

December 31, 1994
-----------------
Operating revenue              $ 5,427   $  7,077   $  8,275  $  --     $ 20,779
Operating income (loss)            159       (148)     1,719     --        1,730
Total assets                     6,770     15,788      9,192      680     32,430
Capital expenditures               100        167        898      433      1,598
Depreciation and amortization      558        697        393     --        1,648

* Since September 1995, the St. Thomas facility has not conducted any operations.

      Headquarters' revenues, assets and operating losses were allocated pro rata to each geographical area.

Note 8 - Disclosures about Fair Value of Financial Instruments

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            (a) Note Receivable

                  The fair value of the note receivable is estimated by discounting the future cash flow using the current rate at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities.

            (b) Commitments

                  Due to the relatively short term of commitments discussed in
                  Note 9, their contract value is considered to be their fair value.

            (c) Notes Payable

                  The fair value of notes payable is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

                                             1996                  1995
                                      -----------------     -------------------
                                      Carrying    Fair      Carrying      Fair
                                      Amount      Value     Amount        Value
                                      --------    -----     --------      -----

Financial assets:

Note receivable .................     $1,875     $1,940     $    --       $ --
                                      ======     ======     =========     ======

Financial liabilities:

Notes payable ...................     $3,036     $3,173     $   3,712     $4,090
                                      ======     ======     =========     ======

Note 9 - Commitments and Contingencies

Coral World Australia Pty Ltd. has provided a $79 guarantee in favor of the Australian Minister of Transport.

CWA has commitments in relation to non-cancelable operating leases which expire in 2008. These are payable at $94 annually from 1997 through 2001, and $656 thereafter.

A floating charge has been registered by RSUO on all its assets totalling $18,146 in favor of the State of Israel to secure the repayment of investment grants in the event of non-compliance with stipulated terms.

In September 1995, Coral World's marine park in St. Thomas (CWVI) was damaged by two hurricanes and was closed. Insurance proceeds of $150 were received in 1995 and $1.025 million was received in April 1996. Coral World is in a dispute with another insurance company and its agent with respect to its claim for up to $1.2 million of additional coverage. The outcome of this dispute is not determinable at this time and no accounting recognition has been reflected in the accompanying financial statements for any future additional insurance receipts.

In November 1995, MOC entered into an $8 million term loan agreement with Bank Hapoalim B.M. Under the terms of the agreement MOC may borrow up to $8 million before June 30, 1997 for the acquisition and development of Maui Ocean Center. These borrowings will be repaid in 13 conservative quarterly principal payments beginning on December 31, 1997 and ending on December 31, 2000, the maturity date. Borrowings under the agreement will accrue interest at Libor plus 1.5%. As of December 31, 1996, MOC has not drawn any amounts against this agreement.

                         [LETTERHEAD OF Somekh Chaikin]

Tirat Hacarmel, March 10, 1997

Auditors' Report to the Shareholders of
Granite Hacarmel Investments Limited

We have audited the accompanying balance sheets of Granite Hacarmel Investments Limited (the Company) as at December 31, 1996 and 1995 and the consolidated balance sheets of the Company and its subsidiaries as at such dates, and the related statements of income, shareholders' equity and cash flows, for each of the three years, the last of which ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a consolidated subsidiary whose assets constitute 3.6% and 4% of the total consolidated assets as at December 31, 1996 and 1995 respectively, and whose revenues constitute 3%, 2.7% and 2.8% of the total consolidated revenues of the years ended December 31, 1996, 1995 and 1994 respectively. These financial statements of the subsidiary were audited by another auditor whose report thereon was furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiary, is based solely on the said report of the other auditor. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operation results, is based on the financial statements of such affiliates, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulation (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above mentioned financial statements were prepared on the basis of the historical cost convention, in historical values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

In our opinion, based on our audit and on the reports of the above mentioned other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the consolidated financial position of the Company and its subsidiaries as at December 31, 1996 and 1995 and the results of their operation, the changes in the shareholders' equity and their cash flows for each of the three years, the last of which ended December 31, 1996 in conformity with generally accepted accounting principles. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

The consolidated financial statements, stated in U.S. dollars in accordance with U.S. generally accepted accounting principles, are translated according to the principles prescribed by Statement of Financial Accounting Standards N. 52 (F.A.S.B. 52) Those statements are based on historical nominal amounts and are included in Note 30. to the financial statements.

Without qualifying our opinion, we would like to bring to attention Note 27 to the financial statements regarding the compromise agreement with the Controller of Restrictive trade Practices pertaining to filling station owners and operators; the Controller of Restrictive trade Practices' ruling of the existence at a restrictive arrangement in regard to the refueling system for automobile fleets; the proposal to shorten agreements made by a consolidated company with filling station operators and owners; and with legislation proposed by the Ministry of Energy dealing with the fuel market. At this time, it is not possible to estimate the effect of the above on the fuel market in general and on the Company in particular.

/s/ Somekh Chaikin
Certified Public Accountants (Israel)

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                     Adjusted to the Index of December 1996
                     --------------------------------------

                                               N     December 31,  December 31,
                                               o     ------------  ------------
                                               t         1996         1995
                                               e         ----         ----
                                               -      Adjusted NIS. (thousands)
                                                      -------------------------

Current assets
--------------
  Cash and cash equivalents                             10,156           20,464
  Marketable securities                        4         4,861              237
  Compulsory Government loan                   4.A.        158              624
  Trade receivables                            5       487,302          366,125
  Accounts receivable                          5        33,422           61,378
  Inventories                                  6       299,270          316,706
                                                     ---------        ---------
                                                       835,169          765,534
                                                     ---------        ---------

  Investments, long-term
   loans and debit balances
  Subsidiaries, affiliated
   companies and others                        7       131,584           64,980
  Long-term loans                              8        50,847           23,196
  Compulsory Government loan                               --               232
                                                     ---------        ---------
                                                       182,431           88,408
                                                     ---------        ---------

 Fixed assets                                  9
 ------------
  Cost                                               1,235,008        1,158,389
  Less: Accumulated depreciation                       628,715          573,323
                                                     ---------        ---------

                                                       606,293          585,066
                                                     ---------        ---------

 Intangible assets and
 ---------------------
  deferred charges, net                       10        30,615           20,238
  ---------------------                              ---------        ---------

                                                     1,654,508        1,459,246
                                                     =========        =========

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     Adjusted to the Index of December 1996
                     --------------------------------------

                                               N      December 31,  December 31,
                                               o      ------------  ------------
                                               t         1996         1995
                                               e         ----         ----
                                               -      Adjusted NIS. (thousands)
                                                      -------------------------

 Current liabilities
 -------------------
  Credits from banks and others                11      252,262          157,013
  Current portion of
   convertible debentures                      14       37,965           40,345
  Trade payables                               12      179,210          153,315
  Accounts payable                             13      125,196           69,871
                                                       -------          -------
                                                       594,633          420,544
                                                       -------          -------

 Long-term liabilities
 ---------------------
  Long-term loans                              14       63,487            8,316
  Debentures convertible into
   shares of the company                       14      179,604          229,846
  Debentures convertible into
   shares of a subsidiary                      14        2,044            4,071
  Customers' deposits                          15       60,228           62,557
  Liabilities for employee rights
   upon retirement, net                        16        9,227            8,437
  Deferred taxes, net                          17        2,645            5,701
  Capital notes issued by
   a consolidated company                                  215              314
                                                       -------          -------
                                                       317,450          319,242
                                                       -------          -------

 Minority  interest                                      9,517            9,207
 ------------------                                    -------          -------

 Collaterals, commitments and contingent
 ---------------------------------------
 liabilities                                   26,27
 -----------

 Shareholders' equity                                  732,908          710,253
 --------------------                                  -------          -------
                                                     1,654,508        1,459,246
                                                     =========        =========

J. Rosen - Chairman of the Board

M. Mor - Director

M. Erez - Managing Director

Date: March 10, 1997.

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                     Adjusted to the Index of December 1996
                     --------------------------------------

                                      N          Year ended December 31,
                                      o          -----------------------
                                      t      1996          1995          1994
                                      e      ----          ----          ----
                                      -         Adjusted NIS. (thousands)
                                             ----------------------------------

 Sales                                    2,909,342     2,700,100     2,373,783
 Less: Government imposts                 1,127,209       937,547       904,461
                                          ---------     ---------     ---------
 Net sales                                1,782,133     1,762,553     1,469,322
 Cost of sales                        20  1,394,959     1,400,224     1,140,265
                                          ---------     ---------     ---------

 Gross profit                               387,174       362,329       329,057
                                          ---------     ---------     ---------

 Selling and marketing expenses       21    236,175    *  204,085    *  194,231
 General and administrative expenses  22     48,246    *   51,789    *   44,988
                                          ---------     ---------     ---------
                                            284,421       255,874       239,219
                                          ---------     ---------     ---------

Income from operations                      102,753       106,455        89,838
                                          ---------     ---------     ---------

Financing expenses, net               23    (23,067)      (14,503)      (11,027)
Other income, net                     24      7,415    *    2,675    *    6,312
                                          ---------     ---------     ---------
                                            (15,652)      (11,828)       (4,715)
                                          ---------     ---------     ---------

Income before taxes on income                87,101        94,627        85,123
Taxes on income                       25     35,671        39,786        25,205
                                          ---------     ---------     ---------

Income after taxes on income                 51,430        54,841        59,918
Company's share in income (loss)
 of affiliates, net                             666        (3,091)          816

Minority interest in income
 of consolidated subsidiaries                (1,471)         (628)         (351)
                                          ---------     ---------     ---------

Net income                                   50,625        51,122        60,383
                                          =========     =========     =========

Earnings per ordinary share
 (in adjusted NIS.):

 Primary                                       0.41          0.42          0.49
                                               ====          ====          ====
 Fully diluted                                 0.28          0.27          0.21
                                               ====          ====          ====

*Reclassified.

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                     Adjusted to the Index of December 1996
                     --------------------------------------

                                      Capital      Premium       Retained     Total
                                                                 Earnings
                                      -------      -------       --------     -----
                                                 Adjusted NIS. (thousands)
                                      ----------------------------------------------
Balance as at January 1, 1994         198,345       99,801       355,585     653,731

Changes in 1994:

Net income for the year                   --           --         60,383      60,383

Proceeds from exercise
 of stock options                       3,112       14,691           --       17,803


Dividend declared, net (*)                --           --        (45,812)    (45,812)
                                      -------      -------       -------     -------

Balance as at December 31, 1994       201,457      114,492       370,156     686,105

Changes in 1995:

Net income for the year                   --           --         51,122      51,122

Dividend paid, net (*)                    --           --        (26,974)    (26,974)
                                      -------      -------       -------     -------

Balance as at December 31, 1995       201,457      114,492       394,304     710,253

Changes in 1996:

Net income for the year                   --           --         50,625      50,625

Dividend paid                             --           --        (27,970)    (27,970)
                                      -------      -------       -------     -------

Balance as at December 31, 1996       201,457      114,492       416,959     732,908
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

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

                     Adjusted to the Index of December 1996
                     --------------------------------------

                                                       Year ended December 31,
                                                  --------------------------------
                                                     1996        1995        1994
                                                     ----        ----        ----
                                                      Adjusted NIS. (thousands)
                                                  --------------------------------
Cash flows from operating activities
------------------------------------
Net income                                          50,625      51,122      60,383
Adjustments to reconcile net income
 to operating cash flows (A):                       13,068     106,850      88,020
                                                   -------     -------     -------
Net cash provided by operating activities           63,693     157,972     148,403
                                                   -------     -------     -------

Cash flows from investing activities
------------------------------------
Acquisition of fixed assets                        (88,284)    (84,950)    (99,584)
Investment grant                                       --          --          604
Proceeds from sale of fixed assets                   3,404       1,758       3,455
Dividend received from affiliates                    1,458         --          --
Loan granted to an affiliated company                  --          --      (13,009)
Long-term loans granted (1)                        (13,662)     (3,413)     (2,114)
Collection of long-term loans                       10,170       6,890       6,612
Investment in intangible and deferred charges      (14,375)     (5,567)     (3,058)
Investment in an affiliated company                (68,471)     (5,718)        --
Proceeds from redemption of compulsory
 government loan                                       730         740         776
Proceeds from (investments in)
 marketable securities, net                         (3,833)      5,632       7,439
Proceeds from (investment in) short-term deposit       --       37,260     (35,865)
Investment in capital note of an affiliated company    --          --       (7,511)
Repayment of part of an investment in an
 affiliated company                                    --          --          484
Reduction of investments in
 companies by dividend received                        --          --        6,910
Acquisition of shares in a subsidiary company       (1,622)        --          --
Acquisition of an affiliated company                   --          --         (101)
Repayment of capital notes of interested parties    11,075      30,991         --
Acquisition of an initially
 consolidated company (B)                              (36)          2         --
                                                   -------     -------     -------
Net cash used for investing activities            (163,446)    (16,375)   (134,962)
                                                   -------     -------     -------

                              C/F                  (99,753)    141,597      13,441
                                                   -------     -------     -------

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                ------------------------------------------------

                     Adjusted to the Index of December 1996
                     --------------------------------------

                                                       Year ended December 31,
                                                  --------------------------------
                                                     1996        1995        1994
                                                     ----        ----        ----
                                                      Adjusted NIS. (thousands)
                                                  --------------------------------
                              B/F                  (99,753)    141,597      13,441
                                                   -------     -------     -------

Cash flows from financing activities:
-------------------------------------

Dividend paid                                      (27,970)    (74,638)    (80,244)
Dividend paid to minority shareholders
 in a consolidated subsidiary                         (305)       (342)       (138)
Short-term  credit from banks, net                  85,040     (34,850)     74,665
Short-term loans from others, net                   10,000      (5,959)     (5,177)
Long-term loans received                            60,223         --          333
Long-term loans repaid (2)                            (947)     (1,376)     (1,100)
Redemption of capital notes issued
 by a consolidated company                             (77)        --       (2,809)
Customers' deposits received                         2,080       1,905       1,967
Customers' deposits repaid                            (627)       (786)     (1,151)
Redemption of debentures                           (37,972)    (12,335)        --
Expenses regarding conversion
 of debentures into shares (3)                        --           --          (31)
                                                   -------     -------     -------
Net cash provided by (used for)
 financing activities                               89,445    (128,381)    (13,685)
                                                   -------     -------     -------
(Decrease) Increase in cash and
 cash equivalents                                  (10,308)     13,216        (244)
Cash and cash equivalents  at beginning of year     20,464       7,248       7,492
                                                   -------     -------     -------

Cash and cash equivalents at end of year            10,156      20,464       7,248
                                                   =======     =======     =======

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                ------------------------------------------------
                     Adjusted to the Index of December 1996
                     --------------------------------------

                                                       Year ended December 31,
                                                    ------------------------------
                                                     1996        1995        1994
                                                     ----        ----        ----
                                                      Adjusted NIS. (thousands)
                                                    ------------------------------
(A)
Adjustments to reconcile net
----------------------------
 income to operating cash flows:
 -------------------------------
Income and expenses not requiring cash flows -
Depreciation and amortization                       68,873      63,684      59,598
Deferred taxes, net                                 (2,777)     (7,223)     (5,567)
Increase (Decrease) in liabilities for
 employee rights upon retirement, net                  913      (1,663)      3,757
Minority interest in income of
 consolidated subsidiaries                           1,471         628         352
Company's share in undistributed
 loss of affiliates, net                               880       4,971       1,022
Income from decrease in holding in
 a consolidated subsidiary pursuant to
 conversion of its debentures into shares              --          --         (618)
Capital gains                                         (310)       (439)     (1,192)
Erosion of investments in capital notes, net          (172)       (455)      1,203
Erosion of long-term loans,
 debentures and capital notes issued               (16,095)    (11,592)    (38,906)
Erosion of loans granted                             1,212         729         (81)
(Increase) Decrease in value of compulsory
 Government loan and securities, net                  (956)       (212)      1,482
Erosion of customers' deposits                      (3,782)     (2,417)     (8,817)
Erosion of short-term deposit                          --       (1,241)       (153)
Partial write-off of investment in
 an affiliated company                                 --        3,318         --
Changes in assets and liabilities -
(Increase) Decrease in trade and
 accounts receivable (1)(2)                       (134,631)     14,088      (5,914)
Decrease in inventories                             17,436      51,894      46,036
Increase (Decrease) in trade
 and accounts payable                               81,006      (7,220)     35,818
                                                  --------     -------      ------

                                                    13,068     106,850      88,020
                                                  ========     =======      ======

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                ------------------------------------------------
                     Adjusted to the Index of December 1996
                     --------------------------------------

                                                   Year ended December 31,
                                                ----------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                                  Adjusted NIS. (thousands)
                                                ----------------------------
(B)
Acquisition of an initially
---------------------------
consolidated company
--------------------
Assets and liabilities of the said
company as at the acquisition date:

Working capital (not including
 cash and cash equivalents)                       26         (95)        --
Fixed assets, net                                 (5)       (749)        --
Long-term debt, net                              --          846         --
Reserve for the loss of the affiliated
 company as of the day of changeover to
 a consolidated company                          --          406         --
Goodwill                                      (1,028)       (406)        --
Minority interest                                971         --          --
                                              ------       -----       -----
                                                 (36)          2         --
                                              ======       =====       =====

Activities not requiring cash flow:

(1) In 1996, current receivables from customers were converted into long-term loans in the amount of NIS.27,634 thousand (1995 - NIS.10,899 thousand, 1994 - NIS. 2,974 thousand).

(2) In 1996, the redemption of a loan received from an affiliated company in the amount of NIS. 4,500 thousand was offset against a receivable from an affiliated company.

(3) In 1994, 11,473,515 debentures (series 2) were converted into 2,294,703 ordinary shares. In 1995, 110 debentures were converted into 20 ordinary shares.

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
              -----------------------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES

     A.   General
          -------

          1. The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical New Israel Shekels. In accordance with Opinions issued by the Institute of Certified Public Accountants in Israel, the consolidated financial statements are stated in terms of December 1996 New Israel Shekels ("adjusted shekels") which reflect a uniform purchasing power. Such shekel statements are henceforth referred to as "adjusted statements".

               The comparative figures (including the monetary items) in the adjusted statements - (balance sheets, statements of income, statements of changes in shareholders' equity, statements of cash flows) - are also stated in terms of December 1996 adjusted shekels.

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

     B.   Basis of Adjustment - Consumer Price Index
          ------------------------------------------

          The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 1996, based on the Consumer Price Index published by the Central Bureau of Statistics ("Index"), on January 15, 1997 (see
          Note 2.G.1.)

     C.   Principles of Adjustment

          1.   Balance Sheet

               a. The non-monetary items (the balance sheet amounts which represent their historical value at the time of their acquisition or creation-see below) were adjusted for the changes in the Index since their acquisition or creation and until the balance sheet date. The following items were treated as non-monetary items: fixed assets and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products, (see Note 2.C.2) deferred charges and the related accumulated amortization, and shareholders' equity.

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

                    Deferred taxes - see Note 2.J.

          3.   Comparative figures were adjusted to the December 1996 index.

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

          2. The excess of cost of investments in consolidated subsidiaries, which is not related to specific assets, over the value of net assets acquired ("Goodwill"), is included in "Intangible assets and deferred charges, net" and is amortized on the straight-line method over a period of ten years.

               The excess value of net assets acquired over cost of investments in affiliated companies, which is not related to specific assets, is set off against excess of cost included in "Intangible assets and deferred charges, net" and is amortized on the straight line method over a period of ten years.

          3. The investements of the Company in capital notes of affiliated companies are presented in the financial statements of the Company in accordance with the requirements of the Securities Authority regarding transactions between the Company and its interested parties.

          4. A list of affiliated companies is included in a schedule attached to the financial statements.

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

               The commercial inventories (crude oil and refined products) are stated at the lower of cost or market.
               The cost is determined by the first-in, first-out method.

          2.   Other inventories
               -----------------

               The inventories of luboils, spare parts and others are stated at the lower of cost or market.

               The cost is determined by the first-in, first-out method except for spare parts which are valued by the moving average method.

     D.   Fixed assets
          ------------

          Fixed assets are carried at cost, net of investment grants, or at cost together with the addition of excess of cost over net asset value related to specific assets. Betterments and improvements are charged to assets while maintenance and repair expenses are charged as incurred to the statement of income.

     E.   Depreciation and Amortization
          -----------------------------

          Depreciation is computed on the straight line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives.

          The annual rates of depreciation are as follows:

                                                                       %
                                                                      ---
          Buildings (including temporary
           and rental buildings)                                     2 -  6.5
          Machinery and equipment                                    5 - 15
          Vehicles                                                  15 - 20
          Computers                                                 20 - 25
          Furniture and office equipment (reflected
           in machinery and equipment)                               6 - 10

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

               Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage conditions applying to each balance.

               The Index, the exchange rates and the rate of changes therein were as follows:

                                           December 31,             Changes in %
                                           ------------             ------------
                                      1996     1995    1994    1996     1995    1994
                                      ----     ----    ----    ----     ----    ----
               Index                 143.1    129.4   119.7    10.6      8.1    14.5
               Exchange rate of
                the U.S. dollar      3.251    3.135   3.018     3.7      3.9     1.1

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

          The deferred taxes are calculated according to the liability method at tax rates that will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of preparation of the financial statements (See note 25.b.).

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

     N.   Foreign currency futures transactions
          -------------------------------------

          Sonol Israel Limited entered into a "free dollar transaction" with a bank by which it acquired U.S. dollars bearing interest at flexible rates, against an unlinked shekel loan, bearing interest at flexible rates. The transaction may be closed at any time by netting the liability against the asset. The accumulated effect of the transaction is reflected in the statements of income.

     O.   Fair value of financial instruments
          -----------------------------------

          There is no significant difference between the fair value of the financial instruments of the Company and their value as stated in the balance sheet, except for debentures convertible into shares (see note
          14).

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

          2. All costs and expenses related to the holding of Emergency inventories are fully recoverable from the government while the holding of Commercial inventories is at the risk of the oil marketing companies.

          3. Government retail price controls have been lifted from all fuel products marketed through public stations with the exception of benzine 95 and 96 octane.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

          4. Further to the recommendations of the committee previously appointed by the Minister of Energy and Infrastructure, the Minister of Energy has announced his intention to change the policy regarding the holdings of Emergency Stocks of crude oil and refined products and to separate them from the operating inventories of the oil companies. To date, ownership of Emergency Stocks of heavy fuel oil held at the Israel Electric Corporation has been transferred to the Israel Electric Corporation.

               For the period which commenced November 1996 and ended February 1997, the requirement to hold Emergency Stocks of heavy fuel oil was graduelly cancelled. Also, the Government intends, in 1997, to separate the storage of distillates included in the Emergency Stocks from the storage of distillates used in current operations, and in the future, to have tender offers to determine the party who will hold the Emergecny Stocks in warehouses specially designated by the State.

               In the opinion of the Company, no negative effect on the financial position and profitability of the subsidiary company, Sonol, is expected as a result of the above changes.

          5. In accordance with the Government ordinance issued by the Minister of the Treasury and the Minister of National Infrastructures regarding the supplying of aviation kerosene (hereinafter "ATK") to the airline companies at Ben-Gurion Airport, as of September 1, 1996, Aviations Services Ltd. (an affiliated company) (hereinafter "Aviation Services") ceased to be the sole supplier of ATK. Sonol was one of the suppliers of ATK to Aviation Services for many years. As a result of the cancellation of the right of Aviation Services to supply ATK, Sonol will, like other fuel companies, become a direct supplier of ATK to the airline companies at Ben-Gurion airport. The decree also determined the prices for refueling services and for infrastrcture services provided to the ariline companies at Ben-Gurion airport. In accordance with agreements signed with the budget division of the Finance Ministry and with the Airports Authority, Aviation Services will provide the refueling services and its subsidiary (50% owned), Aviation Properties Ltd., will provide the infrastructure services. The agreements do not provide Aviation Services with exclusivity in providing refueling services at Ben-Gurion airport.

               At this time, it is too early to determine the effect of these changes on the fule market in general and on Sonol, in particular.

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

               The above changes ("the Gas Reform") resulted in increased competition, particularly in the more profitable bulk supply sector. Such competition manifested itself primarily through price discounting and increased customer credit. In January 1995, a convention was signed between the Ministry of Energy and several gas companies, among them Supergas, establishing standards of service to their clients. In May 1995, price controls in effect on the price of gas were lifted. Concurrently, the companies who are parties to the convention have undertaken not to deviate, when setting their prices to the consumer, from an agreed upon formula for an interim period ending on December 31, 1996.

          2. Supergas lodged a claim in the District Court for a declarative judgement against the Ministry of Energy and Infrastructure, the Fuel Authority, regarding two matters relating to the period before the Gas Reform.

               In its ruling, the Court accepted Supergas' claim on one matter and rejected the second claim. The Government and Supergas submitted an appeal to the Supreme Court and concurrently they negotiated to compromise the dispute.

               In December 1996, the parties reached a compromise agreement which received the status of a Supreme Court ruling and under whose terms the government paid to Supergas the amont of NIS.
               5.2. million, net which has been netted in "Government imposts" in the statement of income.

NOTE 4 -  MARKETABLE SECURITIES

          Consist of:
                                                            December 31,
                                                          ----------------
                                                          1996         1995
                                                          ----         ----
                                                      Adjusted NIS. (thousands)
                                                      -------------------------

          Shares                                         4,757           89
          Convertible debentures                           104          148
                                                         -----           --

                                                         4,861          237
                                                         =====          ===

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

NOTE 5 -  TRADE RECEIVABLES AND ACCOUNTS RECEIVABLE
                                                            December 31,
                                                            ------------
                                                           1996         1995
                                                           ----         ----
                                                       Adjusted NIS. (thousands)
                                                       -------------------------
          Trade receivables
          -----------------

          Consist of:

          Customers - open accounts                        401,232      312,009
          Checks and notes receivable                       37,656       27,289
          Credit cards companies                            48,826       30,533
          Short-term loans and current portion
           of long-term loans granted                       10,352        6,745
          Less - provision for doubtful receivables(*)     (10,764)     (10,451)
                                                           -------      -------
                                                           487,302      366,125
                                                           =======      =======
          Accounts receivable
          -------------------

          Consist of:

          Fuel Authority                                        -        14,611
          Government Institutions                              217          192
          Income receivable                                  7,282        9,823
          Employees                                            807        1,169
          Prepaid expenses                                   6,024        5,054
          Income tax receivable                              4,610        8,330
          Future tax benefits, net(**)                       4,365        4,644
          Current portion of capital notes                      -        11,169
          Others                                            10,117        6,386
                                                           -------      -------
                                                            33,422       61,378
                                                            ======       ======
          (*)  See note 2.I.
          (**) See note 17.

NOTE 6 -  INVENTORIES

          Consist of:
                                                            December 31,
                                                            ------------
                                                           1996         1995
                                                           ----         ----
                                                       Adjusted NIS. (thousands)
                                                       -------------------------

          Crude oil and raw materials                      53,210        81,847
          Finished products                               236,997       226,239
          Materials and supplies                            9,063         8,620
                                                          -------       -------
                                                          299,270       316,706
                                                          =======       =======

NOTE 7 -  SUBSIDIARIES, AFFILIATED COMPANIES AND OTHERS

                                                            December 31,
                                                            ------------
                                                           1996         1995
                                                           ----         ----
                                                       Adjusted NIS. (thousands)
                                                       -------------------------

          Affiliated companies:

          Share in equity                               22,165          18,609
          Goodwill and excess cost attributed, net      77,014           8,305
          Less:  accumulated amortization               (3,903)         (3,810)
          Book value (1)(3)                             95,276          23,104
          Payments on account of shares (3)                 -            5,718
          Long-term loans, net (3)                      10,410          10,205
          Capital note and capital reserve, net
           of provision for loss (2)                     7,379           7,434
                                                       -------          ------
                                                       113,065          46,461
          Affiliated companies - cost                      179             179
          Others - cost                                 18,340          18,340
                                                       -------          ------

                                                       131,584          64,980
                                                       =======          ======

                                                            December 31,
                                                            ------------
                                                           1996         1995
                                                           ----         ----
                                                       Adjusted NIS. (thousands)
                                                       -------------------------

          (1)  Cost of shares including retained
                earning as of December 31, 1991          6,174           6,174

               Changes, beginning 1.1.92:
               Cost of shares acquired                  94,779          20,590
               Retained earnings (*)                    (6,019)         (4,002)
               Changes in capital reserves                 342             342
                                                        ------          ------
               Book value                               95,276          23,104
                                                        ======          ======

          (*)  Dividend received in the current year     3,004           1,880
                                                        ======          ======

NOTE 7 -  SUBSIDIARIES, AFFILIATED COMPANIES AND OTHERS (CONTINUED)

     (2) Capital note is unsecured and non-negotiable, linked to the Index, bears no interest and matures in the year 2001.

     (3)  A.   The loans given by a subsidiary to the affiliated company Otzem
               Promotion and Investments (1991) Ltd. ("Otzem") are mostly index linked and partly index linked and bear interest at the rate of 5.5% p.a. The date of maturity is subject to the financial capabilities of Otzem.

          B. Due to the operating results of Otzem in 1995, the wholly-owned subsidiary company, Granite Hacarmel Properties (1993) Ltd.,("Granite Properties") wrote off amounts totalling NIS. 6,580 thousand, NIS. 3,318 thousand as a provision in "other income, net" and NIS. 3,263 thousand as a writeoff of the balance of goodwill, recorded on account of its investment in Otzem, now included in the "Company's share in income (loss) of affiliates, net".

          C. On December 31, 1995 a closing agreement was signed with Nitzba, Hevra Le'hitnahalut Ltd. ("Nitzba") whereby most of the assets of Nitzba were transferred to a new company, Nitzba Holdings (1995) Ltd. ("Nitzba Holdings"). The closing agreement also provided that Granite Properties and Ashtrom Properties Ltd. ("Ashtrom") will each aquire 10% of the outstanding share capital of Nitzba Holdings for a payment of approximately NIS. 73,900 thousand each, the most of which was paid in the current year. The cost of the investment, including related expenses, amounted to NIS. 74,200 thousand approximately. In connection with this agreement, it was also agreed that Granite

               Properties and Ashtrom will each acquire 15% of the rights of Nitzba in an orchard in Nes Ziona. Granite Properties' share, including related expenses, is approximately NIS. 2,300 thousand.

               The agreement and the closing agreement provide Granite Properties and Ashtrom the right to appoint a quarter of all the directors of Nitzba Holdings. In addition, Granite Properties and Ashtrom were granted veto rights on several significant matters requiring decisions by the directorate. Until such time that the shares of Nitzba Holdings will be issued and registered for trading on the stock exchange, no special decision will be taken at the general meeting of its shareholders, unless all the shareholders reach a prior unanimous decision to vote in favor of such decision. Simultaneously with the execution of the closing agreement, an agreement was signed between Granite Properties and Ashtrom defining their relationship on all matters regarding cooperation between them as shareholders in Nitzba Holdings.

NOTE 7 -  SUBSIDIARIES, AFFILIATED COMPANIES AND OTHERS (CONTINUED)

               Granite Properties transferred its rights in the said agreements to a wholly owned subsidiary, with the exception of its rights in the orchard in Nes Ziona as mentioned above.

     5.   See also Note 3.A.5.

NOTE 8 - LONG--TERM LOANS

     a.   Consist of:
                                                            December 31,
                                                            ------------
                                                           1996         1995
                                                           ----         ----
                                                       Adjusted NIS. (thousands)
                                                       -------------------------

          Loans to customers                           58,851          29,100
          Loans to employees                              116             159
                                                       ------          ------
                                                       58,967          29,259
          Less: current portion                         8,120           6,063
                                                       ------          ------

                                                       50,847          23,196
                                                       ======          ======
          The years of maturity of the loans:

          First year - current portion                  8,120           6,063
          Second year                                   9,929           7,059
          Third year                                    6,419           3,363
          Fourth year                                   3,582           1,247
          Fifth year and thereafter and
           without maturity date                       30,917          11,527
                                                       ------          ------

                                                       58,967          29,259
                                                       ======          ======

     b.   Breakdown of loans by level of borrowers' balances:

                               December 31, 1996          December 31, 1995
          Borrowers'           -----------------          -----------------
          balances             Number of    Total         Number of    Total
          (NIS. thousands)       loans   NIS.thousands     loans   NIS.thousands
          ----------------       -----   -------------     -----   -------------

          Less than 100           99        4,866             128        3,525
          100 - 500               35        7,909              18        4,293
          500 - 1000              10        7,544               4        3,293
          Above 1000              15       38,648               8       18,148
                                 ---       ------             ---       ------

                                 159       58,967             158       29,259
                                 ===       ======             ===       ======

NOTE 8 - LONG--TERM LOANS CONTINUED)

     c.   Linkage terms and interest rates:

                            Unlinked        Linked to      Linked to      Total
                                              index        foreign
                                                           currency
                            --------        ---------      ---------      -----
       Interest rates:      0%    10-20%   0-4%   4-10%    0%      5-9%
                            --    ------   ----   -----    --      ----
                                         Adjusted NIS. (thousands)
                                         -------------------------

       December 31, 1996
       -----------------

       Loans to:
        Customers         2,035   4,087   24,642  20,788  2,402  4,897   58,851
        Employees            -       -       116      -      -      -       116
                          -----   -----   ------  ------  -----  -----   ------

                          2,035   4,087   24,758  20,788  2,402  4,897   58,967
                          =====   =====   ======  ======  =====  =====

       Less: current
              portion                                                     8,120
                                                                          -----

                                                                         50,847
                                                                         ======

       December 31, 1995
       -----------------

       Loans to:
        Customers         3,086   5,463   14,187     139  1,893  4,332   29,100
        Employees            -       -       159      -      -      -       159
                          -----   -----   ------     ---  -----  -----   ------
                          3,086   5,463   14,346     139  1,893  4,332   29,259
                          =====   =====   ======    ====  =====  =====
       Less: current
              portion                                                     6,063
                                                                          -----

                                                                         23,196
                                                                         ======

NOTE 9 - FIXED ASSETS

     a.   Consist of:
                            Land       Machinery
                            and        and
                            Buildings  Equipment  Vehicles  Others     Total
                            ---------  ---------  --------  ------     -----
                                        Adjusted NIS. (thousands)
                                        -------------------------
    Cost
    ----
    Balance at beginning
     of year                440,037    619,725     43,225   55,402   1,158,389
    Additions                37,190     38,683      7,890    5,309      89,072
    Disposals                    -      (6,405)    (6,046)      (2)    (12,453)
                            -------    -------     ------   ------   ---------

    Balance at end of year  477,227    652,003     45,069   60,709  *1,235,008
                            -------    -------     ------   ------   ---------

    Accumulated depreciation
    ------------------------
    Balance at beginning
     of year                121,542    391,774     26,700   33,307     573,323
    Depreciation charged     12,043     43,864      4,868    3,976      64,751
    Depreciation in
     respect of disposals        -      (4,859)    (4,500)      -       (9,359)
                            -------    -------     ------   ------   ---------

    Balance at end of year  133,585    430,779     27,068   37,283     628,715
                            -------    -------     ------   ------   ---------

    Depreciated balance as
     of December 31, 1996   343,642    221,224     18,001   23,426     606,293
                            =======    =======     ======   ======     =======

    Depreciated balance as
     of December 31, 1995   318,495    227,951     16,525   22,095     585,066
                            =======    =======     ======   ======     =======

    (*) Net of investment grants in the amount of NIS. 13,813 thousand.

     b. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 180,308 thousand, for various original periods of 49 - 98 years, ending in the years 1998 - 2072. Land and buildings at a cost of NIS. 183,029 thousand have not yet registered in the name of the Company or consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been arranged.

     c.   Land and buildings includes:

          1. NIS. 21,103 thousand, for the acquisition of 50% of the rights of Magor Holdings Ltd. (hereafter "Magor") in land and buildings in a project in Holon. A contract was also signed for cooperation and management of the project, pursuant to which "Magor" has undertaken that the rental income, net of expenses from the project, which the wholly- owned subsidiary will receive for 10 years, will be not less than NIS. 941 thousand per year, linked to the Index.

          2. NIS. 45,353 thousand, on account of acquisition of 50% of the rights of Cible Israel Investments (1992) Ltd. (hereafter "Cible") in land and buildings in a project in the new industrial park of Rosh Haayin. Cible has undertaken that the rental income, net of expenses, from the project which the wholly-owned subsidiary will receive during the first seven years, will be not less than NIS. 1,942 thousand for the first year and NIS. 2,513 thousand for each of the following six years. The above amounts are linked to the Index. The guaranteed income period begins one month after the completion of each of the buildings. Two out of the five buildings built in the industrial park were completed in January 1995 and the remaining three buildings were completed in June 1995.

          3. NIS. 21,498 thousand on account of acquisition of 17% of the rights in land in Tel Aviv for the construction of an office building and commercial area in a project, known as "Rubinstein Towers". The said project is expected to be completed at the end of year 1997. See also note 29.

     d.   Commitments and contingent liabilities - See note 26.

NOTE 10 - INTANGIBLE ASSETS AND DEFERRED CHARGES, NET

          Consist of:
                                                      Balance to be amortized
                                                         as of December 31,
                                                         ------------------
                                                         1996         1995
                                                         ----         ----
                                                      Adjusted NIS. (thousands)
                                                      -------------------------
          Intangible assets:
          ------------------

          Deferred rent                                 18,305        9,208
          Goodwill in consolidated
           subsidiaries (1)                              4,306        1,666
          Others                                         4,837        5,058
                                                        ------       ------
                                                        27,448       15,932
          Deferred charges:
          -----------------

          Expenses incurred in the issuance
           of debentures by the Company (2)              5,255        7,033
          Expenses incurred in the issuance
           of debentures by a consolidated
           subsidiary (2)                                   99          196
                                                        ------       ------
                                                        32,802       23,161
          Less: Deferred credit in a
                consolidated subsidiary (1)              2,187        2,923
                                                        ------       ------

                                                        30,615       20,238
                                                        ======       ======

     (1)  For amortization see note 2.B.2
     (2)  For amortization see note 2.F.

NOTE 11 - CREDITS FROM BANKS AND OTHERS

          Linkage terms and interest rates:
          ---------------------------------

                                               December 31, 1996
                                               -----------------
                                 Unlinked     linked      Linked to     Total
                                               to         foreign
                                              Index       currency
                                 --------     ------      ---------     -----
    Interest rates:              14.3-20%      4.8%       6.4-7.5%
                                 --------     ------      ---------

                                           Adjusted NIS. (thousands)
                                ---------------------------------------------
    Overdrafts                    2,322         -            -          2,322
    Short-term loans            222,975         -          16,255     239,230
    Current portion of
     long-term loans               -           562            148         710
                                -------        ---         ------     -------
    Total credits from banks    225,297        562         16,403     242,262
    Credits from others          10,000         -            -         10,000
                                -------        ---         ------     -------
                                235,297        562         16,403     252,262
                                =======        ===         ======     =======

                                               December 31, 1995
                                ---------------------------------------------
                                 Unlinked     linked      Linked to     Total
                                               to         foreign
                                              Index       currency
                                 --------     ------      ---------     -----
    Interest rates:                14%         2.5%       5.9-8.1%
                                           Adjusted NIS. (thousands)
                                ---------------------------------------------
    Overdrafts                    1,791         -            -          1,791
    Short-term loans            154,721         -            -        154,721
    Current portion of
     long-term loans               -            44            457         501
                                --------     -----      ---------     -------
    Total credits from banks     156,512        44            457     157,013
                                ========     =====      =========     =======

NOTE 12 - TRADE PAYABLES

          The liabilities represent open amounts and include NIS. 2,479 thousand (1995 - NIS. 3,193 thousand) of balances to related parties.

NOTE 13 - ACCOUNTS PAYABLE

                                                    December 31,  December 31,
                                                    ------------  ------------
                                                       1996           1995
                                                       ----           ----
                                                    Adjusted NIS. (thousands)
                                                    -------------------------

          Fuel Authority                              41,724            -
          Liabilities to employees and
           other salary related liabilities           20,285         17,742
          Institutions                                37,165         32,720
          Accrued expenses                             9,229          7,749

          Others                                      16,793         11,660
                                                     -------         ------
                                                     125,196         69,871
                                                     =======         ======

NOTE 14 - LONG-TERM LIABILITIES

     A.   Long-term loans
          ---------------
                                                      December 31,  December 31,
                                                      ------------  ------------
                                           Rate of        1996           1995
                                           interest       ----           ----
                                              %       Adjusted NIS. (thousands)
                                           --------   -------------------------

     U.S. Dollar loans from banks          6.4-7.5         263            651
     Index linked loans from banks             4.8      60,562             44
     Customers' deposit - linked
      to the index                             -         3,095          3,085
     Customers' deposit - linked
      to foreign currency                      -            54             60
     Loan from affiliated company
      - linked to the Index                    -           -            4,977
     Other loans - linked to the Index         -           223            -
                                           --------   --------          -----
                                                        64,197          8,817
     Less: current portion                                 710            501
                                                      --------          -----

                                                        63,487          8,316
                                                        ======          =====

      Yearly installments:
                                                      December 31,  December 31,
                                                      ------------  ------------
                                                          1996           1995
                                                          ----           ----
                                                      Adjusted NIS. (thousands)
                                                      -------------------------

      First year - current portion                         710            501
                                                        ------          -----
      Second year                                       60,083            137
      Third year                                            24             57
      Fourth year                                            8            -
      Fifth year                                           -              -
      No due date                                        3,372          8,122
                                                        ------          -----
                                                        63,487          8,316
                                                        ------          -----
                                                        64,197          8,817
                                                        ======          =====

          Accrued interest is included in "Accounts payable" in Current liabilities.

     B.   Debentures convertible into shares of the Company
          -------------------------------------------------

                                                     December 31,  December 31,
                                                     ------------  ------------
                                                        1996           1995
                                                        ----           ----
                                                     Adjusted NIS. (thousands)
                                                     -------------------------
     Debentures (Series 1)(*)                          58,356         72,607
     Debentures (series 2)(**)                        157,169        195,545
                                                      -------        -------
                                                      215,525        268,152
     Less - current portion                            35,921         38,306
                                                      -------        -------
                                                      179,604        229,846
                                                      =======        =======
     Yearly installments:
                                       December 31, 1996      December 31, 1995
                                       -----------------      -----------------
                                       Series 1  Series 2     Series 1  Series 2
                                       --------  --------     --------  --------
                                                 Adjusted NIS. (thousands)
                                        ---------------------------------------
     First year - current portion        9,726    26,195       10,372    27,934
                                        ------   -------       ------   -------
     Second year                         9,726    26,195       10,372    27,935
     Third year                          9,726    26,195       10,372    27,935
     Fourth year                         9,726    26,195       10,372    27,935
     Fifth year                          9,726    26,195       10,373    27,935
     Subsequent years                    9,726    26,194       20,746    55,871
                                        ------   -------       ------   -------
                                        48,630   130,974       62,235   167,611
                                        ------   -------       ------   -------

                                        58,356   157,169       72,607   195,545
                                        ======   =======       ======   =======

          (*) Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 6 equal annual installments on November 30 in each of the years commencing in 1997 and ending in 2002. As of the balance sheet date, there were 41,249,852 outstanding debentures. The market value of the debentures, as their price is quoted on the Stock Exchange, is NIS. 48,469 thousand at balance sheet date.

          (**) Registered debentures (Series 2) NIS. 1.- par value each. Every
               NIS. 5 par value of debentures are convertible into an ordinary share of NIS. 1.- par value. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price of conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 6 equal annual installments on November 30 in each of the years commencing in 1997 and ending in 2002. As of the balance sheet date, there were 121,006,657 outstanding debentures. The market value of the debentures, as their price is quoted on the Stock Exchange, is NIS.140,973 thousand at balance sheet date.

          Accrued interest is included in "Accounts Payable" in current liabilities.

          Regarding collaterals see Note 26.

NOTE 14 - LONG-TERM LIABILITIES (CONTINUED)

     C.   Debentures convertible into shares of a subsidiary

                                                  December 31,  December 31,
                                                  ------------  ------------
                                                     1996           1995
                                                     ----           ----
                                                  Adjusted NIS. (thousands)
                                                  -------------------------
          Debentures (Series 1)                      4,088          6,110
          Less - current portion                     2,044          2,039
                                                     -----          -----
                                                     2,044          4,071
                                                     =====          =====

          Yearly installments:
                                                  December 31,  December 31,
                                                  ------------  ------------
                                                     1996           1995
                                                     ----           ----
                                                  Adjusted NIS. (thousands)
                                                  -------------------------
          First year - current portion               2,044          2,039
                                                     -----          -----
          Second year                                2,044          2,036
          Third year                                   -            2,035
                                                     -----          -----
                                                     2,044          4,071
                                                     -----          -----
                                                     4,088          6,110
                                                     =====          =====

          Pursuant to a public offering prospectus in May 1990, the subsidiary company, Vulcan Batteries Ltd. ("Vulcan"), issued 4,516,750 convertible debentures (Series 1) at par value. The debentures are linked to the Index for April 1990, and bear interest at an annual rate of 0.1%. From the date of issue until December 31, 1996 755,560 debentures have been converted into shares. As of the balance sheet date there were 1,880,595 outstanding debentures (Series 1). The market value of the debentures, as their price is quoted on the Stock Exchange, is NIS.3,799 thousand at balance sheet date.

          The debentures are payable in two equal yearly installments (after two payments of the first 50% installment in December 1995 and 1996) in December

          1997 and 1998 and are convertible at any time until December 26, 1998 into Vulcan's ordinary shares of NIS. 1.- par value at a conversion rate of 200% (1 share for every NIS. 2.- par value of debentures converted, subject to adjustments).

          The conversion of the debentures into shares may dilute Sonol's holding in Vulcan to 79% (instead of 83.9% as on the balance sheet date).

          Regarding collaterals - see Note 26.

     D. All the aforementioned debentures are listed for trading on the Tel-Aviv Stock Exchange.

NOTE 15 - CUSTOMERS' DEPOSITS

     a. Customer deposits are calculated based on the updated price approved by the Ministry of Trade and Industry in the decree dated January 7, 1997.

     b. Customers' deposits held by Supergas include NIS. 41,845 thousand (1995 - NIS. 43,774 thousand) of linkage increments accrued on those deposits (Note 2.L.).

NOTE 16 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET

                                                      December 31,  December 31,
                                                      ------------  ------------
                                                         1996          1995
                                                         ----          ----
                                                      Adjusted NIS. (thousands)
                                                      -------------------------

  Provision for severance pay, net (a)                  5,254         5,318
  Less: deposits in approved funds (*)                  1,439         1,436
                                                        -----         -----
                                                        3,815         3,882
  Provision for early retirement pension (**)(b)        3,638         2,914
  Provision for redemption of unutilized
   sick leave (c)                                       1,774         1,641
                                                        -----         -----
                                                        9,227         8,437
                                                        =====         =====

     (*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

     (**) Excluding NIS.1,208 thousand (1995 - NIS. 1,085 thousand) current early retirement pension which is included in "Accounts payable".

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

     c. In accordance with the labor agreements between subsidiaries and their employees, retiring employees (men at age 65 and women at age 60 - 65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 50 days. A provision based on an actuarial calcualtion has been made in the financial statements for covering the aforesaid liabilities. The actuarial calculation is based, inter alia, on a capitalization rate of 3%.

NOTE 17 - DEFERRED TAXES, NET

     a.   Consist of:

                                  Regarding current    Regarding non-
                                  Balance Sheet        current Balance
                                  items                Sheet items       Total
                                  -----------------    ---------------  --------
                                            Adjusted NIS. (thousands)
                                  ----------------------------------------------

Balance as of January 1, 1995         (3,748)             12,028         8,280
Changes in 1995                       (  896)             (6,327)       (7,223)
                                       -----              ------        ------
Balance as of December 31, 1995       (4,644)              5,701         1,057
Changes in 1996                          279              (3,056)       (2,777)
                                       -----              ------        ------
Balance as of December 31, 1996       (4,365)              2,645        (1,720)
                                       =====              ======        ======

     b.   Presented in the balance sheet:
                                                      December 31,  December 31,
                                                      ------------  ------------
                                                          1996          1995
                                                          ----          ----

                                                      Adjusted NIS. (thousands)

     Deferred Taxes in long-term liabilities             2,645         5,701

     Future tax benefits in current assets              (4,365)       (4,644)
                                                         -----         -----

                                                        (1,720)        1,057
                                                         =====         =====

NOTE 18 - LINKAGE OF MONETARY BALANCES

                                    December 31, 1996           December 31, 1995
                                    -----------------           -----------------
                             Linked   Linked to  Unlinked  Linked  Linked to  Unlinked
                               to     foreign      (*)      to     foreign      (*)
                             index    currency             index   currency
                             -----    --------             -----   --------
                               Adjusted NIS. (thousands)     Adjusted NIS. (thousands)
                               -------------------------     -------------------------
Assets:

 Cash and cash equivalent      --      6,620      3,536     --     12,911      7,553
 Marketable securities          104     --        4,757      148     --           89
 Compulsory Government
  loan                         --        158       --       --        856       --
 Trade receivables            3,173   48,525    435,604     --        755    365,370
 Accounts receivable          6,203      704     16,126   10,024   21,761     19,895
 Investment in
  capital notes and loans    17,789     --         --     17,639     --         --
 Long-term loans             39,673    6,402      4,772   13,444    4,479      5,273
                            -------  -------    -------  -------  -------    -------
                             66,942   62,409    464,795   41,255   40,762    398,180
                            =======  =======    =======  =======  =======    =======

Liabilities:

 Credits from banks
  and others                   --     16,255    235,297     --       --      156,512
 Trade payables               3,922  129,907     45,381    6,810  110,391     36,114
 Accounts payable            15,232   42,401     67,563   13,982      434     55,455
 Long-term liabilities
 (including current
  portion) and debentures    67,968  215,842       --     14,216  268,863       --
 Customers' deposits(**)     60,228     --         --     62,557     --         --
 Capital notes                 --       --          215     --       --          314
                            -------  -------    -------  -------  -------    -------
                            147,350  404,405    348,456   97,565  379,688    248,395

                       =======  =======    =======  =======  =======    =======

(*)  Partly bearing interest.

(**) Against the Customers' deposit amounts, Supergas holds fixed assets on loan to its customers, which are adjusted to the Index in the financial statements. Regarding the linkage of Customers' deposits - see Note 15.

Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 342,000 thousand, Sonol holds fuel and refined products inventory amounting to NIS. 249,000 thousand, which is mainly Emergency inventory valued according to the changes in the rate of exchange of the U.S. dollar as explained in note 2.C.1.

As of December 31, 1996 the balance from free dollar aquisitions from a bank amounted to NIS.113,785 thousand(1995 - NIS. 34,615 thousand) - see note 2.N.

NOTE 19 - CAPITAL

     a.   Nominal values.
          ---------------

     Consists of:
                                       Authorized          Issued and Paid(*)
                                       ----------          ------------------
                                       December 31,          December 31,
                                       ------------          ------------
                                       1996       1995       1996      1995
                                       ----       ----       ----      ----
                                      NIS. (thousands)      NIS. (thousands)
                                      ----------------      ----------------
     225,000,000 Ordinary
      shares of NIS. 1.- each       225,000    225,000     122,674  122,674
                                    =======    =======     =======  =======

     (*)  122,674,476 ordinary shares.
          In the year 1995 the share capital has been increased by conversion of 110 debentures into 20 shares.

     b.   Stock options (Series 2)
          ------------------------

          In accordance with a public offering prospectus dated February 1992 and with a prior resolution of issuance to the Company's shareholders, the Company issued 39,984,124 stock options (Series 2). Each stock option entitles the holders to acquire an ordinary share of NIS. 1.- par value each in consideration for a payment of the exercise price of NIS. 4.80 (linked to the consumer price index. The last day for exercising options (Series 2) is February 28, 1997.

          Up to December 31, 1995 16 stock options have been exercised. The balance of stock options outstanding is 39,984,108 options, which ceased to be exercisable on February 28, 1997 and ceased to be traded on the Stock Exchange.

     c.   Earnings per ordinary share
          ---------------------------

          1. The net income used in computing earnings per NIS. 1.- par value of shares:

                                                     Year ended December 31,
                                                     -----------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
          The net income used in computing
           primary earnings per share           50,625      51,122      60,383
          Add (Deduct) - theoretical
           income (loss) deriving from:
          Exercise of options (series 2)         9,434       5,650       1,398
          Conversion of debentures (series 1)   (2,244)     (1,435)    ( 6,361)
          Conversion of debentures (series 2)   (3,714)     (  788)    (12,615)
                                                ------      ------      ------
          Net income used in computing
           diluted earnings per share           54,101      54,549      42,805
                                                ======      ======      ======

NOTE 19 - CAPITAL (CONTINUED)

          2. The par value of shares used in computing earning per NIS. 1.- par value share:

                                                 Year ended December 31,
                                                 -----------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                Adjusted NIS. (thousands)
                                                -------------------------
        Share capital used in computing
         primary earnings per share          122,674     122,674     122,674
        Add - theoretical share capital
         that may derive from:
        Exercise of options (series 2)        39,984      39,984      39,984
        Conversion of debentures (series 1)    7,500       8,750      10,000
        Conversion of debentures (series 2)   24,201      28,235      28,235
                                             -------     -------    --------
        The total share used in computing
         diluted earnings per share          194,359     199,643     200,893
                                             =======     =======    ========

          3. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a capitalization rate of 4.5% (12.95 - 4.5%, 12.94 - 4%) for securities linked to the Index and 5.5% (12.95 - 6%, 12.94 - 7%) for securities linked to the exchange rate of the U.S. dollar.

NOTE 20 - COST OF SALES

          Consist of:
                                                   Year ended December 31,
                                                   -----------------------
                                                1996        1995         1994
                                                ----        ----         ----
                                                  Adjusted NIS. (thousands)
                                                  -------------------------
    Materials used:
     Crude oil and refined
      petroleum products (1)(2)              1,262,140   1,268,406     995,357
     Raw materials and
      auxiliary materials                       36,498      41,393      44,541
     Finished luboil
      products purchased                         6,696       3,398       3,095
                                             ---------   ---------   ---------
                                             1,305,334   1,313,197   1,042,993
                                             ---------   ---------   ---------
    Labor and sub-contract work
     Labor (including
      related expenses)                         13,154      12,806      11,737
     Sub-contract work -
     (refining and terminal
      charges) (1)                               3,145       6,608      23,403
                                             ---------   ---------   ---------
                                                16,299      19,414      35,140
                                             ---------   ---------   ---------
    Production costs                            55,173      53,244      47,863
                                             ---------   ---------   ---------
    Depreciation                                 3,330       3,233       3,240
                                             ---------   ---------   ---------
    Batteries                                   14,823      11,136      11,029
                                             ---------   ---------   ---------
    Total cost of sales                      1,394,959   1,400,224   1,140,265
                                             =========   =========   =========
    Decrease in inventories                  (  17,879)  (  51,894)  (  46,036)
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

NOTE 21  - SELLING AND MARKETING EXPENSES

          Consist of:
                                                   Year ended December 31,
                                                   -----------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                                  Adjusted NIS. (thousands)
                                                  -------------------------

    Salaries                                    60,288      47,137      47,444
    Advertising and promotion                   12,811      13,094      10,735
    Depreciation and amortization               58,574      53,620      51,631
    Maintenance of buildings,
     plants and filling stations                34,033      36,248      40,287
    Rent                                        35,182      19,686       6,582
    Other expenses                              35,287      34,300      37,552
                                               -------     -------     -------
                                               236,175     204,085     194,231
                                               =======     =======     =======

NOTE 22 - GENERAL AND ADMINISTRATIVE EXPENSES

         Consist of:
                                                     Year ended December 31,
                                                     -----------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
     Salaries                                    27,244      28,108      28,261
     Depreciation and amortization                3,284       3,248       2,447
     Consulting, legal and audit                  5,555       4,572       5,754
     Provision for doubtful accounts
      and bad debts                               2,192       4,074      (  583)
     Other expenses                               9,971      11,787       9,109
                                                -------     -------     -------
                                                 48,246      51,789      44,988
                                                =======     =======     =======

NOTE 23 - FINANCING INCOME (EXPENSES), NET

          Consist of:
                                                    Year ended December 31,
                                                    -----------------------
                                                 1996        1995        1994
                                                 ----        ----        ----
                                                   Adjusted NIS. (thousands)
                                                   -------------------------
    From dollar linked debentures
     convertible to shares                      10,192       4,491      31,689
    Long-term debt                               3,200       2,547       8,849
    Profit (loss) from securities, net             967         150     ( 1,482)
    Financing income from
     other receivables                          14,287      21,475      21,493
    Erosion of other monetary
     assets and liabilities, net               (51,713)    (43,166)    (71,576)
                                               -------     -------     -------
                                               (23,067)    (14,503)    (11,027)
                                               =======     =======     =======

NOTE 24 - OTHER INCOME, NET

          Consist of:
                                                    Year ended December 31,
                                                    -----------------------
                                                 1996        1995        1994
                                                 ----        ----        ----
                                                   Adjusted NIS. (thousands)
                                                   -------------------------
    Rent                                         4,024       2,334         974
    Dividends received                             840       1,820       1,778
    Management fee                               1,904         750         682
    Part of a loan to an affiliated
     company written off                           -        (3,318)        -
    Others                                         647       1,089       2,878
                                                 -----       -----       -----
                                                 7,415       2,675       6,312
                                                 =====       =====       =====

NOTE 25 - TAXES ON INCOME

     a. The Company and most of its subsidiaries are taxed under the Income Tax Law (Inflationary Adjustments) - 1985, effective as of the tax year 1985, which introduced the measurement of results for income tax purposes in real terms. The various adjustments required by the above mentioned law are made in order to align taxation to a real income basis. Nevertheless, the adjustments of the nominal income according to the Income Tax Law are not always identical to the inflationary adjustments made in the financial statements in accordance with the opinion of the Institute of Certified Public Accountants in Israel. As a result, differences arise between the adjusted income in the statement of income and the adjusted income for income tax purposes.

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

NOTE 25 - TAXES ON INCOME (CONTINUED)

     b. The provision for taxes on income in the statements of income consists of:

                                                    Year ended December 31,
                                                    -----------------------
                                                   1996      1995       1994
                                                   ----      ----       ----

                                                   Adjusted NIS. (thousands)
                                                   -------------------------
      Current taxes including
       inflationary erosion of
       advance tax payments                       38,773    44,987     30,772
      Deferred taxes, net (*)                     (2,777) **(7,223)    (5,567)
                                                  ------    ------     ------
                                                  35,996    37,764     25,205

      Provisions (Overprovisions)
       pertaining to prior years                  (  325) ** 2,022        -
                                                  ------    ------     ------
                                                  35,671    39,786     25,205
                                                  ======    ======     ======

     (*) Pursuant to the amendment of the Income Tax Law as of December 22, 1992 the rate of company tax decreased from 39% in 1993, by 1% per year, to a rate of 36% in 1996.

     (**) These provisions were included in deferred taxes.

      c.  Final tax assessments
          ---------------------

          Supergas has received final tax assessement through the tax year 1994 and Vulcan has received final tax assessments through the tax year 1993. The Company, Aloc, Sonapco, Sprint, Chem Ami and Yad Mordechai have received final tax assessments through tax year 1991. Sonol has received final tax assessments through the tax year 1990.

     d.   Reconciliation between the theoretical tax on the reported income and
          ---------------------------------------------------------------------
          the tax on income charged in the statements of income
          -----------------------------------------------------

                                                  Year ended December 31,
                                                  -----------------------
                                                1996        1995         1994
                                                ----        ----         ----
     Taxes at statutory rate                     36%         37%          38%
                                                ====        ====         ====
                                                 Adjusted NIS. (thousands)
     The theoretical tax at the
      applicable tax rate                     31,356      35,012       32,349
     Erosion of advanced tax payments          1,459       2,106        2,594
     Differences in the definition of
      capital and assets for tax
      purposes and others, net                 3,181       2,668       (9,738)
     Overprovisions in respect of prior years (  325)        -            -
                                              ------      ------       ------
                                              35,671      39,786       25,205
                                              ======      ======       ======
NOTE 26 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

     A.   Floating and fixed charges
          --------------------------

                             December 31, 1996       Collateralized by
                             -----------------       -----------------
                          Adjusted NIS. (thousands)
                          -------------------------
Short-term bank                                    Floating charges on
 credits                             2,322         current assets of the
                                                   main subsidiaries.

Short-term Loans from banks        239,230         Floating charges on
                                                   current assets of Sonol.

Accounts payable and credit                        Floating charges on
 balances including accrued                        current assets of Sonol
 interest on short-term
 bank loans                            824

Long-term bank loans                60,825         Floating charge on
                                                   current assets of Sonol
                                                   and fixed charges on all
                                                   the assets of Vulcan and
                                                   fixed charges on part of
                                                   the fixed assets of
                                                   Milchen Sonol Agency Ltd.

Investment grants                      -           Floating charges on all
                                                   Vulcan's assets guaran-
                                                   teeing the fulfillment of
                                                   the terms related to the
                                                   receipt of such grants.
                                                   Although final approval
                                                   has been received the
                                                   charges have not yet been
                                                   cancelled.

Convertible debentures of            4,088         Senior floating charge
a subsidiary                                       equal in standing to all
                                                   other senior floating
                                                   charges on all the assets
                                                   of Vulcan.

Convertible debentures                             Floating charge
 (Including interest)              215,525         subordinated to other
                                                   floating charges on all
                                                   the assets of the
                                                   Company.

Guarantee of a subsidiary            3,300         Floating charge on all

(see note 26.D.8)                                  the assets of the
                                                   subsidiary.
     B.   Liabilities and contingencies
          -----------------------------

          1.   Indemnification and Insurance of senior officers
               ------------------------------------------------

               The Articles of Association of the Company enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

NOTE 26 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

               b. A claim in the amount of approximately NIS. 5.5 million has been lodged against Sonol. The plaintiffs are requesting, inter alia, the enforcement of an operating agreement of a station being operated by another party, who, according to them, transferred to them, with Sonol's consent, the operation of the station. The district court rejected the claim and the plaintiffs appealed to the Supreme Court. A date for hearing has not yet been determined.

               c. A claim has been submitted against Sonol by a customer owning land leased to Sonol on which a station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff and a monetary claim against Sonol in the amount of approximately NIS. 5.5 million. In the opinion of Sonol's legal counsel the claim's prospects (as far as the amount of the claim is concerned) are weak.

               d. As a result of arbitration proceedings between the Fuel Authority and the Agents' organization and station owners, in which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's ruling has been confirmed by the district court. The Fuel Authority has, in turn, demanded that the fuel marketing companies pay for the depreciation (where applicable) to the station owners since it claims that the depreciation component was previously recognized by the Fuel Authority within the framework of the Price Structure. In the opinion of Sonol's legal counsel, there is no basis for the Fuel Authority's demand.

               e. Two third party proceedings have been filed by the Government against Sonol regarding claims filed against the Government by station owners for the reimbursement of the investment in the construction of stations, in accordance with the arbitration ruling made in hearings conducted between the station owners organization and the Government, of which Sonol was not a party to. The total amounts to NIS.
                    4.2 million and it is the opinion of the company's legal counsel, that there is no basis for these claims as related to Sonol.

NOTE 26 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

               f. Three claims were lodged against an affiliated company and against its shareholders, which include Sonol. The total claims of approximately NIS. 51 million pertain to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff claims) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a sound defense against the claims.

               g. A station operator, who received operating rights within the framework of the invalid arrangement between the invalids and the rehabilitation department of the Ministry of Defense, the Israel Lands Authority and the fuel companies, has filed a claim in court against Sonol for a ruling declaring the cancellation of agreements between him and Sonol claiming then to be restrictive trade agreements in accordance with the Law for Restrictive Trade Agreements. In the opinion of Sonol's legal counsel, it is too early to determine the defense's prospects at this early state of deliberations.

               h. In August 1994, Vulcan received a purchase tax assessment in the amount of approximately NIS. 1.7 million, net of the tax effect, representing tax differences, linkage increments, interest and fines for the period of January 1990 through May 1994. In September 1994, Vulcan submitted an appeal against the aforesaid assessment, which in July 1995, was dismissed. In September 1995, Vulcan submitted an appeal against the dismissal to the District Court. In the Company's opinion, based on the opinion of its legal counsel, there is a reasonable chance that Vulcan's position will be accepted by the court. Should Vulcan's protest be dismissed by the District Court, Vulcan will also be assessed for tax differences for the period from June 1994 and thereafter. No provision has been provided in Vulcan's financial statements for the above.

               i. The subsidiary, Sonol, has notified a customer, who is also its agent, of the cancellation of agency and transport agreements with him. The cancellation, takes effect, in accordance with the agreement, 18 months from the notification date. The agent, who owes Sonol approximately NIS. 8.3 million notified that it is deducting approximately NIS. 6.6 million from his liability on account of damages which he claims were caused to him by Sonol. This contention is rejected by Sonol which is considering taking legal action against the agent. Sonol holds various guarantees given by the agent to secure his liabilities to Sonol. At this time, no estimate can be made regarding the outcome of this dispute.

               j. A competing fuel company has filed a claim in the district court requesting a ruling that all of Sonol's agreements with filling stations are restrictive trade agreements and therefore,invalid. The court is currently deliberating whether to cancel the claim and, as of the balance sheet date, no decision has been reached.

NOTE 26 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     C.   The consolidated subsidiary companies are committed as follows:
          ---------------------------------------------------------------

          1.   Commitments:                            Adjusted NIS. (thousands)
                                                       -------------------------

               Acquisition of fixed assets                            77,684

               Suppliers of fuel, luboils and parts                  129,029

               Rental leases and obligations in
                accordance with signed agreements with agencies
                for the use of their outlets for marketing
                Sonol's products over various periods(*)             335,228

               Lease obligation for a computer
                and other equipment over
                periods of up to five years                              695

          (*)  The rental liability for each of the years
                following December 31, 1996 is as follows:
                   1997                                               24,847
                   1998                                               23,228
                   1999                                               23,025
                   2000                                               21,457
                   2001                                               17,027
                   2002 and thereafter                               225,644
                                                                     -------
                                                                     335,228
                                                                     =======

          2. For royalties to a foreign company for technical knowledge provided, for a period of ten years beginning in 1993.

          3.   Commitments for investments:

               a. In 1996 the company signed a conditional agreement by way of a consolidated company for its participation in a limited partnership to establish a tourist attraction. The investment by the consolidated company (including loans and guarantees) is expected to reach an amount of up to NIS. 13,000 thousands linked to the representative rate of the U.S. dollar, for which it will obtain a 35% share in the limited partnership.

               b. In 1996, an amount of NIS. 2,000 thousands was invested by a consolidated company in Motorica Ltd., a company for the production of protective helmets for bicycle riders, in return for 51% of its share capital. Within the framework of the agreement signed between the parties, the consolidated company commited itself to make a loan available to Motorica Ltd. for up to NIS. 3,250 thousands linked to the representative rate of the U.S. dollar.

               c. In 1996, a consolidated company entered into a contractual agreement with the company, A.P.S.K. Hom Tov (1993) Ltd. (hereafter A.P.S.K.) subject to pre-conditions not yet fulfilled, the consolidated company intends to invest approximately NIS. 4,700 thousands linked to the representative rate of the U.S. dollar in return for 50.1% of A.P.S.K.'s share capital. Non fulfillment of the pre-existing conditions may cause the retroactive cancellation of the agreement.

NOTE 26 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     D.   The consolidated subsidiaries have
          ----------------------------------
          contingent liabilities in respect of:
          -------------------------------------
                                                       Adjusted NIS. (thousands)
                                                       -------------------------

          1.   Acquisition of crude oil or refined products -
               open letter of credits.                                4,477

          2.   The subsidiary Supergas has given a guarantee
               in favor of a bank regarding a loan given by
               the bank to a partnership (in which Supergas
               is a partner).                                           496

          3.   Various guarantees.                                    2,486

          4.   Granite Properties (1993) Ltd. is a guarantor
               to a bank on account of payments made by the bank
               to a third party. The company cannot estimate the
               expected profit in the year 1997 when the guarantee
               related financial transaction will terminated.         7,145

          5.   Sonol is a guarantor to a bank on account
               of loans given by the bank to a filling station
               owner who has leased the station to Sonol.             2,698

          6.   Sonol is a guarantor to a bank
               on account of a loan given by the bank to one of
               Sonol's agencies.                                        830

          7.   Sonol has given a guarantee to one of
               its customers on account of a tender
               for the supply of fuel products.                       2,000

          8.   Vulcan has given a guarantee to a government
               agency assuring the supply of its products. The
               guarantee is collateralized by a floating charge
               on all the assets of Vulcan.                           3,300

          9.   Sonol is a guarantor to a bank on account of a
               loan given by the bank to an affiliated company
               for financing acquired equipments.                       813

          10.  Sonol has guaranteed compensation to one of its
               suppliers for any damages caused to the supplier
               as a result of the temporary remedy given to Sonol
               by the court, if it becomes evident that there was
               no basis for Sonol's request from the court.           1,000

          11.  Guarantees given to Customs and Excise
               Department for payment of customs duty,
               purchase and other taxes that may be
               due to that Department by the Company,
               Sonol and a related Company.                   Unlimited account

NOTE 27 - RULING BY THE CONTROLLER OF RESTRICTIVE TRADE PRACTICES AND PROPOSED LAWS FOR THE FUEL SECTOR

     A. An appeal filed by Sonol, together with appeals filed by the Paz and Delek fuel marketing companies, against the June 1993 ruling by the Controller of Restrictive Trade Practices declaring that exclusive agreements entered into between the fuel marketing companies and filling station operators are restrictive trade agreements, is now pending in the Court of Restrictive Trade Practices in Jerusalem.

          The Controller of Restrictive Trade Practices, on December 14, 1995 amended the above ruling following a compromise arrangement reached between Sonol and Paz in their above mentioned appeals. Under the terms of the compromise arrangement, Sonol will release 36 stations not subject to an "Accepted Leasing Agreement" as defined in the arrangement and the Controller of Restructive Trade Practices will rescind his ruling regarding other stations in which Sonol is party to such an "Accepted Leasing Agreement". Several apeals were filed in the supreme court against this arrangement, which were rejected on December 2, 1996. The court ruled that the Controller of Restrictive Trade Practices had the authority to enter into the above arrangement and that it is in effect. As a result, Sonol released the 36 stations from the exclusive agreements it had with them and is in the process of rescinding its appeal.

     B. Sonol and "Delek" the Israel Fuel Corporation Ltd.(hereinafter "Delek") jointly own the rights to the "Dalkan 2000", a computerized system for marketing fuel products (primarely to automobile fleets). On January 26, 1997 the Controller of Restructive Trade Practices ruled that the joint marketing arrangement of the "Dalkan 2000" system by Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, both Sonol and Delek agreed to divide the "Dalkan 2000" system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preference, to enter into an agreement with either of the companies. The implementation of the seperation agreement will be carried out in stages from September 1997 to December, 1998.

     C. A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset. The Economics Committee of the current Knesset has decided that the rule of "Continuity" will be in effect and shall continue dealing with this proposal.

     D. A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the president of the Supreme Court and law faculties for their comments.

     At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Sonol in particular.

NOTE 28 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

     a.   Income and expenses from interested and related parties.
          --------------------------------------------------------

          1.   Consist of:
                                        Year ended December 31,
                                ---------------------------------------
                                1996             1995              1994
                                ----             ----              ----
                                   Adjusted NIS. (thousands)
                                   -------------------------
                     Interested Related Interested Related Interested Related
                     parties    parties parties    parties parties    parties
                     -------    ------- -------    ------- -------    -------
      Finance expenses     -         -       244       -      1,515      446

      Finance income       -        469      299      641       -        376

      Income from
       Management Services -      2,006       -       722       -        790

          2. Transactions with interested and related parties are conducted in the normal course of business and according to normal credit terms and do not exceed 10 % of the company's transactions. The Company has been granted an exemption in accordance with paragraph 64(3)D of the Securities Regulations [Preparation of Annual Financial Statements(correction)]-1995 from the requirement to disclose transactions with interested parties and affiliated companies made during the normal course of business of the Company.

          3. Sonol purchases most of the fuel products from the Oil Refineries Ltd. which is obligated to supply its products to the fuel marketing companies at the refineries gate price which is under Government control.

     b.   Benefits to interested parties
          ------------------------------

                                                     Year ended December 31,
                                                     -----------------------
                                       Number    1996         1995        1994
                                         of      ----         ----        ----
                                       persons     Adjusted NIS. (thousands)
                                       -------     -------------------------
          1.    Interested party
                employed in the company   1     1,220        2,101*      1,176

          2.    Directors                13***    455**        729          86

          * Includes former interested party who completed his term during the year.

          **   Includes NIS. 188 thousand over provision from the year 1995.

          ***  In 1994 - 2 directors.


NOTE 28 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

          c.   Balances with interested and related parties
               --------------------------------------------

                                   December 31, 1996      December 31, 1995
                                   -----------------      -----------------
                                         Adjusted NIS. (thousands)
                                         -------------------------
                                 Interested   Related   Interested    Related
                                 parties      parties   parties       parties
                                 -------      -------   -------       -------

          Current assets:
           Trade receivables         424      3,352     21,775        5,752
           Accounts receivable        -         227         -           919
                                     ---      -----     ------        -----
                                     424      3,579     21,775        6,671
                                     ===      =====     ======        =====

           The largest balance with
            interested parties
            during the year       12,426                21,775
                                  ======                ======

          Current liabilities:
           Credits from banks
           and others             10,000         -          -            -
           Trade payables             -       2,479         -         3,193
           Accounts payable        1,099        245         -           178
                                  ------      -----     ------        -----
                                  11,099      2,724         -         3,371
                                  ======      =====     ======        =====

           The largest balance
            with interested
            parties during
            the year              11,099                    -
                                  ======                ======

          Long-term liabilities                  -                    4,977
                                              =====                   =====

NOTE 29 - SUBSEQUENT EVENT

     On February 20, 1997 an agreement was signed between Granite Properties together with its partners in the project known as "Rubinstein Towers" and Revadim (Properties) Ltd. (Hereafter "Revadim"), a subsidiary of Bank Hapoalim Ltd., according to which Revadim acquired a material part of the land and building in the project "Rubinstein Towers". Granite Properties will receive approximately NIS. 36 million. Inasmuch, as the building has not yet been completed and the final cost has not yet been determined, it is not possible at this stage to estimate the expected gain on the transaction. The property will be transferred to the buyer at the end of 1997.

NOTE 30 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS

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

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                      Translated to U.S. Dollars
                                                              December 31,
                                                              ------------
                                                         1996             1995
                                                         ----             ----
 Current assets
 --------------
  Cash and cash equivalents                             3,122            5,906

  Marketable securities                                 1,512               69
  Compulsory Government loans                              49              180
  Trade receivables                                   149,908          105,603
  Accounts receivable                                  10,461           17,824
  Inventories                                          92,511           91,979
                                                      -------          -------
                                                      257,563          221,561
                                                      -------          -------

 Investments, long-term loans and debit balances
 -----------------------------------------------
  Subsidiaries, affiliated companies and others        34,243           14,950
  Long-term loans                                      15,640            6,689
  Compulsory Government loans                              -                67
  Future tax benefits (II)                                186               -
                                                      -------          -------
                                                       50,069           21,706
                                                      -------          -------

 Fixed assets
 ------------
  Cost                                                229,688          205,978
  Less: Accumulated depreciation                       99,173           88,015
                                                      -------          -------
                                                      130,515          117,963
                                                      -------          -------

 Intangible assets and deferred charges, net            8,749            5,578
 -------------------------------------------          -------          -------

                                                      446,896          366,808
                                                      =======          =======

NOTE 30 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                      Translated to U.S. Dollars
                                                      --------------------------
                                                              December 31,
                                                              ------------
                                                          1996             1995
                                                          ----             ----

 Current liabilities
 -------------------
  Credits from banks and others                         77,595           45,287
  Current portion of convertible debentures             11,387           11,278
  Trade payables                                        55,125           44,221
  Accounts payable                                      38,601           20,325
                                                       -------          -------
                                                       182,708          121,111
                                                       -------          -------

 Long-term liabilities
 ---------------------
  Long-term loans                                       19,527            2,401

  Debentures convertible into shares
   of the company (I)                                   53,657           64,139
  Debentures convertible into shares
   of a subsidiary                                         629            1,174
  Customers' deposits                                   18,526           18,044
  Liabilities for employee rights upon retirement, net   2,838            2,433
  Deferred taxes, net (II)                                  -               485
  Capital notes issued by a consolidated company            66               92
                                                       -------          -------
                                                        95,243           88,768
                                                       -------          -------
 Minority interest                                       2,618            2,362
 -----------------                                     -------          -------
 Shareholders' equity:
  Capital                                               55,735           55,735
  Capital reserves (II)                                 36,006           36,006
  Retained earnings                                     74,586           62,826
                                                       -------          -------
                                                       166,327          154,567
                                                       -------          -------
                                                       446,896          366,808
                                                       =======          =======

NOTE 30 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                 (In thousands)

                                                  Translated to U.S. Dollars
                                                  --------------------------
                                                    Year ended December 31,
                                                    -----------------------
                                                  1996        1995       1994
                                                  ----        ----       ----

Revenues:
 Sales                                           871,819     769,755    615,220
 Less: Government imposts                        337,685     266,939    234,058
                                                 -------     -------    -------
 Net sales                                       534,134     502,816    381,162
 Other income, net                                 2,777   *     811  *   3,502
                                                 -------     -------    -------
                                                 536,911     503,627    384,664
                                                 -------     -------    -------
Costs and expenses:
 Cost of sales                                   417,201     398,125    294,435
 Selling, general and
  administrative expenses                         68,147      57,831     49,101
 Depreciation and amortization                    12,756   *  10,874  *  10,400

 Financing expenses, net                           7,418       4,209        328
                                                 -------     -------    -------
                                                 505,522     471,039    354,264
                                                 -------     -------    -------
Operating income before taxes on income           31,389      32,588     30,400
Taxes on income                                   10,554      11,663      6,558
                                                 -------     -------    -------
Operating income after taxes on income            20,835      20,925     23,842
Company's share in income (loss)
 of affiliates, net                                    2        (759)       (58)
Minority interest in income
 of consolidated subsidiaries                       (557)       (285)      (223)
                                                 -------     -------    -------
Net income                                        20,280      19,881     23,561
                                                 =======     =======    =======

*  Reclassified.

NOTE 30 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                                 (In thousands)

                                              Translated to U.S. Dollars
                                              --------------------------
                                                               Retained
                                        Capital   Reserves(II) Earnings Total
                                        -------   ------------ -------- -----


Balance as at January 1, 1994:           54,965    32,371      60,585   147,921

Changes in 1994:

Net income for the year                      -         -       23,561    23,561

Conversion of debentures into shares        770     3,635         -       4,405

Dividend                                     -         -      (20,094)  (20,094)
                                         ------    ------      ------   -------
Balance as at December 31, 1994 (III)    55,735    36,006      64,052   155,793

Changes in 1995:

Net income for the year                      -         -       19,881    19,881

Dividend paid (III)                          -         -      (21,107)  (21,107)
                                         ------    ------      ------   -------
Balance as at December 31, 1995 (III)    55,735    36,006      62,826   154,567

Changes in 1996:

Net income for the year                      -         -       20,280    20,280

Dividend paid                                -         -       (8,520)   (8,520)
                                         ------    ------      ------   -------
Balance as at December 31, 1996          55,735    36,006      74,586   166,327
                                         ======    ======      ======   =======

NOTE 30 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

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

            The proceeds of the public offerings have been allocated to the securities issued on the basis of their fair market prices at the beginning of trading on the stock exchange. As a result, the debentures are carried at their discounted values as follows:

                                                        U.S. Dollars (thousands)
                                                        ------------------------
                                                              December 31,
                                                              ------------
                                                          1996             1995
                                                          ----             ----

          Debentures (Series 1 and 2) - face value      66,295           77,344
          Discount (Series 1) (*)                        1,880            2,515
                                                        ------           ------
                                                        64,415           74,829
          Less current portion                          10,758           10,690
                                                        ------           ------
                                                        53,657           64,139
                                                        ======           ======

            (*) The discount is being amortized over the remaining period until their maturity.

            See note 14.B.

      (II) In the initial public offering in February 1992, the company issued stock options to employees. The excess of the value of the options granted over the cost to the employees in the amount $ 1,296 (thousand) was charged to the statement of income and credited to capital reserves. On this amount the company recorded deferred tax benefits in the amount of $ 548 (thousand) which is recognized for tax purposes when such options are transferred to the employees and income tax is paid thereon. As of the balance sheet date, the balance of deferred tax benefits is $ 120 (thousand).

      (III) As mentioned in the 1994 Financial Statements, the Board of Directors, subsequent to that balance sheet date, passed a resolution regarding the payment of an interim dividend. The dividend of $ 13,263 thousand which was paid in 1995, while reflected in the 1994 Israel Shekel Financial Statements is included together with the $ 7,844 thousand dividend paid for 1995 in the translated dollar statements in accordance with Generally Accepted Accounting Principles.

      (IV) The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1996 the adoption of SFAS 121 did not have a material effect on the Company.

                  LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES
                  --------------------------------------------

                                                          Holding and Control
                                                          at balance sheet date
                                                          ---------------------
                                                                    %
                                                                    -
Consolidated Subsidiaries
-------------------------

Sonol Israel Ltd.                                                  100
Vulcan Batteries Ltd.                                               84
Sprint Motors Ltd.                                                 100
Sprint Motors Agencies (1995) Ltd.                                 100
Milchen Sonol Agency Ltd.                                           67
Sonol J-M Ltd.                                                      70
Sonol Dan Ltd.                                                     100
Allied Oils and Chemicals Ltd.                                     100
Sonol Yad Mordechai (1972) Ltd.                                     59
Chem Ami Ltd.                                                      100
Sonapco Bank Street Corporation                                    100
Supergas Israel Gas Distribution Company Ltd.                      100
Supergas Hanegev Ltd.                                               65
Supergas Rehovot 89 Ltd.                                            90
Supergas Heating (1984) Ltd.                                       100

Granite Hacarmel Holdings (1993) Ltd.                              100
Granite Hacarmel Properties (1993) Ltd.                            100
Granite Hacarmel O.Y. Holdings Ltd.                                100
Granite Hacarmel Development Holdings Ltd.                         100
Granite Hacarmel Development Ltd.                                  100
Granite Hacarmel Industries Holdings Ltd.                          100
Granite Hacarmel Industries Ltd.                                   100
Granite Hacarmel Y.A. Holdings Ltd.                                100
Granite Hacarmel NZV Holdings Ltd.                                 100
Granite Hacarmel Motoricka Holdings Ltd.                           100
Motoricka Ltd.                                                      51
Sonol Agencies Shovas (1996) Ltd.                                   60

Affiliated Companies
--------------------

Aviation Services Ltd.                                              22.5
Tanker Services Ltd.                                                25
United Petroleum Export Company Ltd.                                25
Otzem Promotion and Investments Ltd.                                50
Yarok Az Ltd.                                                       22.9
Lev Magor Management and Services Ltd.                              50
Park Cible Management and Holdings Ltd.                             50
Nitzba Holdings (1995) Ltd.                                         10

The above list does not include inactive and/or immaterial affiliated companies and other companies.

[LOGO]    HAGGAI WALLENSTEIN, DOV & Co. CPA(Isr).

                               MORIAH HOTELS LTD.

                     1996 CONSOLIDATED FINANCIAL STATEMENTS

                              AT DECEMBER 31, 1996

                               MORIAH HOTELS LTD.
                               ------------------

                     1996 CONSOLIDATED FINANCIAL STATEMENTS
                     --------------------------------------

                                 C O N T E N T S
                                 ---------------

                                                                            Page
                                                                            ----

AUDITORS' REPORT                                                             252

CONSOLIDATED FINANCIAL STATEMENTS:

Balance sheets                                                           253-254

Statements of income                                                         255

Statements of changes in shareholders' equity                                256

Statements of cash flows                                                 257-258

Notes to the consolidated financial statements                           259-274


March 6, 1997

[LOGO]    HAGGAI WALLENSTEIN, DOV & Co. CPA(Isr).

                                AUDITORS' REPORT
                                ----------------

                             To the shareholders of

                               MORIAH HOTELS LTD.
                               ------------------

We have audited the accompanying consolidated balance sheets of MORIAH HOTELS LTD. (an Israeli corporation) (hereinafter - the company) and its subsidiaries as at December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, expressed in US dollars. These financial statements, which differ from the statutory financial statements issued in Israel, as set forth in note 1 to the financial statements, are the responsibility of the board of directors and company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the company's board of directors and management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MORIAH HOTELS LTD. and its subsidiaries as at December 31, 1996 and 1995, and the consolidated results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements translated into US dollars have been computed on the basis set forth in note 1a. to the consolidated financial statements.


                                        /s/ Haggai Wallenstein, Dov & Co.
                                        HAGGAI WALLENSTEIN, DOV & CO.

                                        Certified Public Accountants (Isr.)
Ramat-Gan,
  March 6, 1997

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  In thousands
                                  ------------

                                                                 December 31
                                                                 -----------
                                                      Note     1996        1995
                                                      ----     ----        ----
                                                               US $        US $
                                                               ----        ----

FIXED ASSETS                                           3
------------
  Cost                                                        99,838      82,473
  Less - accumulated depreciation                             33,648      29,311
                                                              ------      ------
                                                              66,190      53,162
                                                              ------      ------

LAND                                                   4         639         546
----
                                                              ------      ------
INVESTMENTS AND LONG-TERM
-------------------------
  RECEIVABLES                                          5       2,063       1,979
  -----------                                                 ------      ------

CURRENT ASSETS:
---------------
  Inventory of food and beverage                                 534         495
  Debtors and debit balances                           6      12,496      10,745
  Cash and cash equivalents                                      948       7,831
                                                              ------      ------
                                                              13,978      19,071
                                                              ------      ------
DEFERRED CHARGES, net of
----------------
  amortization                                         7          82          83
                                                              ------      ------
                                                              ------      ------
                                                              82,952      74,841
                                                              ======      ======

SHAREHOLDERS' EQUITY:                                  8
---------------------
  Share capital                                                  458         458
  Capital surplus                                             23,343      23,343
  Retained earnings                                           32,903      31,953
                                                              ------      ------
                                                              56,704      55,754
                                                              ------      ------
LONG-TERM LIABILITIES:
----------------------
  Liability for employee rights upon
    retirement, net of amount funded                   9         621         495
  Deferred income taxes                                        1,259       2,790
  Loans (net of current maturities)                   10         500         858
  Liabilities in respect of holiday rights        16b.(5)      6,856       4,975
                                                              ------      ------
                                                               9,236       9,118
                                                              ------      ------
CURRENT LIABILITIES:
--------------------
  Short-term bank loans and credit                    11       5,671          50
  Current maturities of long-term
    loans and other liabilities                       12         533         626
  Creditors and credit balances                       13      10,808       9,293
                                                              ------      ------
                                                              17,012       9,969
                                                              ------      ------
                                                              ------      ------
                                                              82,952      74,841

                                                              ======      ======

The accompanying notes are an integral part of the financial statements.

/s/ R. Feinstein                    /s/ A. Mader
----------------------              --------------------
R. Feinstein                        A. Mader
Chairman of the Board               Managing Director


Date of approval of the financial statements : March 6, 1997

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  In thousands
                                  ------------

                                                             1996         1995         1994
                                                             ----         ----         ----
                                                             US $         US $         US $
                                                             ----         ----         ----
Income from hotel services                                  63,866       70,189       65,920
Cost of services                                            52,848       54,176       49,981
                                                           -------      -------      -------

       Gross profit                                         11,018       16,013       15,939
       ------------                                                                  -------

Selling, administrative and general expenses                11,403       11,076        9,520
                                                           -------      -------      -------
       Income (loss) from ordinary operations                 (385)       4,937        6,419
       --------------------------------------
Financial income (expenses) - net                              104          236         (869)
                                                           -------      -------      -------
                                                              (281)       5,173        5,550
                                                           -------      -------      -------
Other income (expenses):
  Owners' share in income from hotels operated
    and managed by subsidiaries - net                         (443)        (120)        (782)
  Capital gains (losses) on sale of fixed assets - net          26          (51)          30
                                                           -------      -------      -------
                                                              (417)        (171)        (752)
                                                           -------      -------      -------
                                                           -------      -------      -------
       Income (loss) before taxes on income                   (698)       5,002        4,798
       ------------------------------------

Taxes on income - income (expense) see note 14               1,648         (738)      (1,006)
                                                           -------      -------      -------

       Net income for the year                                 950        4,264        3,792
       -----------------------                             =======      =======      =======

The accompanying notes are an integral part of the financial statements.

                               MORIAH HOTELS LTD.
                               ------------------

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  ---------------------------------------------
                                  In thousands
                                  ------------

                                                        Capital surplus
                                   Share capital    (note 8b.)   Retained earnings    Total
                                   -------------    ----------   -----------------    -----
                                       US $            US $            US $            US $
                                      ------          ------          ------          ------
Balance at January 1, 1994               458          23,343          23,897          47,698
--------------------------

Changes in 1994 -
---------------

  net income                            --              --             3,792           3,792
                                      ------          ------          ------          ------

Balance at December 31, 1994             458          23,343          27,689          51,490
----------------------------

Changes in 1995 -
---------------

  net income                            --              --             4,264           4,264
                                      ------          ------          ------          ------

Balance at December 31, 1995             458          23,343          31,953          55,754
----------------------------

Changes in 1996 -
---------------

  net income                            --              --               950             950
                                      ------          ------          ------          ------

Balance at December 31, 1996             458          23,343          32,903          56,704
----------------------------          ======          ======          ======          ======

The accompanying notes are an integral part of the financial statements.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  In thousands
                                  ------------

                                                                 1996         1995         1994
                                                                 ----         ----         ----
                                                                 US $         US $         US $
                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income for the year                                          950        4,264        3,792
  Adjustments required to reflect the cash flows
    from operating activities (see appendix)                     4,779        6,620        4,797
                                                               -------      -------      -------
       Net cash provided by operating activities                 5,729       10,884        8,589
       -----------------------------------------               -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchase of fixed assets                                     (17,659)      (5,612)      (3,093)
  Investment in land                                               (93)         (59)         (78)
  Proceeds from sale of fixed assets                                84          127          105
                                                               -------      -------      -------
       Net cash used in investing activities                   (17,668)      (5,544)      (3,066)
       -------------------------------------                   -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Payment of long-term rent payable                               (170)        (170)         (70)
  Repayment of long-term loans                                    (395)        (394)        (637)
  Short-term bank loans and credit - net                         5,621         (436)      (2,929)
                                                               -------      -------      -------
       Net cash provided by (used) in financing activities       5,056       (1,000)      (3,636)
       ---------------------------------------------------     -------      -------      -------
                                                               -------      -------      -------

Increase (decrease) in cash and cash equivalents                (6,883)       4,340        1,887
------------------------------------------------
Balance of cash and cash equivalents at beginning
-------------------------------------------------
  of year                                                        7,831        3,491        1,604
  -------                                                     --------     --------     --------
Balance of cash and cash equivalents at end of year                948        7,831        3,491
---------------------------------------------------           ========     ========     ========

The accompanying notes are an integral part of the financial statements.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

              APPENDIX TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------------
                                  In thousands
                                  ------------

Adjustments required to reflect the cash flows from operating activities:

                                                             1996        1995        1994
                                                             ----        ----        ----
                                                             US $        US $        US $
                                                             ----        ----        ----
Income and expenses not involving cash flows:
  Depreciation and amortization                              4,574       3,726       4,018
  Capital gain (loss) on disposal of fixed assets - net        (26)         51         (30)
  Severance pay - net                                          126          91         118
  Linkage and exchange differences on long-term loans           68          52         277
  Deferred income taxes - net                               (1,648)        738         934
                                                            ------      ------      ------
                                                             3,094       4,658       5,317
                                                            ------      ------      ------
Changes in operating asset and liability items:
  Increase in inventory of food and beverage                   (39)         (6)         (8)
  Increase in non-current customers' debt                     (338)     (1,001)     (1,649)
  Increase (decrease) in debtors and debit balance          (1,380)        937      (1,905)
  Increase in long-term liabilities in respect
    of holiday rights                                        1,927       2,534       2,298
  Decrease (increase) in creditors and credit balances       1,515        (502)        744
                                                            ------      ------      ------
                                                             1,685       1,962        (520)
                                                            ------      ------      ------
                                                            ------      ------      ------

                                                             4,779       6,620       4,797
                                                            ======      ======      ======

The accompanying notes are an integral part of the financial statements.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

1.    G e n e r a l
      -------------

      a. Moriah Hotels Ltd. and all its subsidiaries are registered in Israel and maintain books of account in both Israeli currency and US dollars. The US dollar accounting records are based on the translation of Israeli currency transactions at daily exchange rates.

      b. These financial statements, which have been prepared in addition to the statutory financial statements issued in Israel (hereinafter the Israeli statements), include adjustments required according to American standards of financial accounting and reporting, as follows:

            (1) Financial expenses incurred in respect of fixed assets during construction period - approximately U.S. $ 3,294,000 - which in the Israeli statements were charged to income, have been capitalized to cost of assets.

            (2) In the Israeli statements, the amount of investment and drawback grants is deducted from the cost of the assets in respect of which they have been received. In these financial statements, the amount of the grants received through September 30, 1985, net of appropriate reserve for equalization of taxes on income, is included in the balance sheet among capital surplus.

            (3) Expenses of a subsidiary for repair of fire damages to its hotel - approximately U.S. $ 1,930,000 - have been presented as investment in acquisition of fixed assets, while the excess of receipts from insurance companies over the book value of the parts of the hotel so damaged has been credited to income. In the Israeli statements, the amount expended was charged as repairs, while the receipts from insurance companies were set off against these expenses.

      c. Since the end of 1993, the subsidiary Moriah Eilat Resort Hotel Limited operates a members' club - "Moriah Plaza Club" (hereafter - the club) - in its hotel. According to the club programme, members enter into an agreement with the subsidiary for the acquisition of rights for one week holiday a year, during a 49 year period, at prices and terms as stipulated in the agreement (see also note 16b.(5)).

      d. On November 19, 1995, the hotel operated by the subsidiary Moriah Tel-Aviv Hotel Ltd. was closed for renovations. The renovations, which were financed by the subsidiary, took about 6 1/2 months. Accordingly, the operating results for 1996 and 1995 reflect results from that hotel for periods of about 7 months and 10 1/2 months, respectively.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

2.    Significant accounting policies
      -------------------------------

      a.    Principles of consolidation:

            (1) The consolidated financial statements include the accounts of Moriah Hotels Ltd. (the company), all subsidiary companies in which the company holds controlling interest and Moriah Gardens Hotel operated and managed by a subsidiary (note 16b.(2)).

            (2) Intercompany balances and transactions have been eliminated in consolidation.

      b.    Fixed assets:

            (1) Fixed assets are stated at cost, including capitalized expenses; operating equipment is carried by the base stock method.

            (2) Financial expenses in respect of loans and credit applied to finance the construction or acquisition of fixed assets - incurred until the fixed assets are put into operation - are charged to cost of such assets.

            (3) Depreciation is computed by the straight-line method, on basis of the estimated useful life of the assets, at the following annual rates:

                                                                            %
                                                                           ---
                  Buildings (excluding land, hotel renovation expenses,
                    air conditioning units and elevators)                0.6-2.5
                  Hotel renovation expenses                  approximately 9.5 *
                  Air conditioning units and elevators                    6.5-10
                  Equipment, furniture and fixtures                       6.5-20
                  Vehicles                                                 15-20
                  Installations in leasehold premises                         10

                  * Based on the term of the lease of a hotel by the
                    subsidiary Moriah Tel-Aviv Hotel Ltd., which is shorter than the estimated useful life of the renovations.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

2.    Significant accounting policies (continued)
      -------------------------------

      c.    Land -

            The land is stated at cost with the addition of planning expenses and taxes.

      d.    Unquoted shares -

            These shares are stated at cost.

      e.    Inventory of food and beverage -

            The inventory of food and beverage is valued at cost, which is lower than market value. Cost is determined on "first in - first out" basis.

      f.    Provision for doubtful accounts -

            The provision has been made as a fix percentage of trade receivables.

      g.    Cash equivalents -

            Cash equivalents are considered by the group to be highly liquid investments, which include short-term (up to 3 months) bank deposits.

      h.    Deferred charges:

            (1) Capital increase costs - These costs are stated at cost and are not amortized.

            (2) Initial marketing and promotion expenses - These expenses were amortized in 3 equal annual installments.

            (3) Pre-operation expenses - These expenses were amortized in 3 equal annual installments which commenced upon the beginning of operation of the subsidiaries' hotels.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

2.    Significant accounting policies (continued)
      -------------------------------

      i.    Deferred taxes :

            (1) Deferred taxes are computed in respect of differences between the amounts presented in these statements and those taken into account for tax purposes.
                  The main factors in respect of which deferred taxes are computed are :

                        Differences between the depreciated balance of fixed assets in these financial statements and for tax purposes;

                        Differences in recognition of other income and expenses (mainly provisions for employee rights) in these financial statements and for tax purposes;

                        Balances of carryforward tax losses and deductions.

                  Deferred tax balances are computed at the tax rate expected to be in effect at time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

            (2) Taxes which would apply in the event of disposal of investments in subsidiaries have not been taken into account in computing the deferred taxes, as it is the company's policy to hold these investments, not to realize them.

      j.    Long-lived assets -

            The company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.", these assets are reviewed on a quarterly and annual basis for impairment whenever events of changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1996 the adoption of SFAS 121 did not have a material effect on the company.

      k.    Recognition of income -

            Income from hotel services and from sales of food and beverages is recognized when the services or sales are performed.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

3.    Fixed assets
      ------------

      a. Composition of assets, grouped by major classifications, and changes therein during 1996, are as follows:

                             Balance at    Changes during the year
                             beginning  --------------------------   Balance at
                              of year   Additions     Retirements   end of year
                              -------   ---------     -----------   -----------
                               US $        US $           US $          US $
                              ------     ------          ------       ------
                                                 In thousands
                                      ---------------------------

Cost (1) :
  Buildings, including on
    leasehold land (2)        51,370     13,011            --         64,381
  Equipment, furniture
    and fixtures              27,891      5,945             179       33,657
  Vehicles                       718         52             115          655
                              ------     ------          ------       ------
                              79,979     19,008             294       98,693
                                         ======          ======
  Operating equipment -
    base stock                   419                                     553
  Advances on account of
    fixed assets               2,075                                     592
                              ------                                  ------
                              82,473                                  99,838
                              ======                                  ======
Accumulated depreciation:
  Buildings                   13,191      2,273            --         15,464
  Equipment, furniture
    and fixtures              15,867      2,206             142       17,931
  Vehicles                       253         94              94          253
                              ------     ------          ------       ------
                              29,311      4,573             236       33,648
                              ======     ======          ======       ======
Depreciated balance :
  Buildings, including on
    leasehold land            38,179                                  48,917
  Equipment, furniture
    and fixtures              12,024                                  15,726
  Vehicles                       465                                     402
                              ------                                  ------
                              50,668                                  65,045
  Operating equipment -
    base stock                   419                                     553
  Advances on account of
    fixed assets               2,075                                     592
                              ------                                  ------
                              53,162                                  66,190
                              ======                                  ======

(1) Cost of fixed assets is net of investment grants in an amount of $ 8,197,000 received from the State of Israel in respect of the "approved enterprise" status (see note 14a. below).

(2)   Expenses capitalized in 1996 in cost of buildings are:

                                                              US $
                                                          ------------
                                                          In thousands
                                                          ------------
      Cost of services                                         129
      Financial expenses                                       673
                                                               ---
                                                               802
                                                               ---

                                                               ---

      Total financial expenses capitalized in cost of buildings incurred during the periods of construction amount US $ 3,423,000.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

3.    Fixed assets (continued)
      ------------

      b. Certain hotel buildings are located on land leased through the years 2004-2020, with an option to renew the lease (for periods of up to 49 years).

      c.    As to pledges on the assets - see note 15.

4.    Land
      ----

      The land in the "Lamed" zone in Tel-Aviv (lots 44, 45 in block 6609 with an area of approximately 20 dunams) is mortgaged (see notes 15 and 16).

5.    Investments and long-term receivables
      -------------------------------------

      Composed as follows:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------
      Unquoted shares                                      1             1
      Galilee Peace Loan                                   1             1
                                                       -----         -----
                                                           2             2
      Non current customers' debts *
        (net of current maturities)                    2,061         1,977
                                                       -----         -----
                                                       2,063         1,979
                                                       =====         =====

      * These debts, in respect of acquisition of holiday rights (see note 1c.) on long-term credit, are linked to the Israeli CPI, bear interst of approximately 4.75% per annum and mature in the following years:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       -----         -----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------
      First year -  current maturities                  1,029          775
                                                        -----        -----
      Second year                                         515          494
      Third year                                          515          494
      Fourth year                                         515          494
      Fifth year                                          516          495
                                                        -----        -----
               - long-term portion                      2,061        1,977
                                                        -----        -----
                                                        3,090        2,752
                                                        =====        =====

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

6.    Debtors and debit balances
      --------------------------

      a.    Composed as follows:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

        Trade (b. bellow)                                8,977       7,938
                                                        ------      ------

        Other :
          Government departments                           794         741
          Employees                                        123         147
          Prepaid expenses                                 887         443
          Advances to suppliers                            142         139
          Amounts due from hotel owners *                  576         592
          Deferred income taxes                            715         598
          Sundry (including income receivable)             282         147
                                                        ------      ------
                                                         3,519       2,807
                                                        ------      ------
                                                        ------      ------
                                                        12,496      10,745
                                                        ======      ======

      * See note 16b(2) and (4)

      b.    T r a d e :

      Including current maturities
        of long-term receivables                         1,029         775
                                                         -----       -----
                                                         -----       -----

      Net of provision for doubtful accounts               233         198
                                                         -----       -----
                                                         -----       -----

7.    Deferred charges, net of amortization
      -------------------------------------

      Composed as follows:

                                                             Amortized balance
                                                                December 31
                                               Accumulated      -----------
                                         Cost  amortization    1996     1995
                                         ----  -------------   ----     ----
                                         US $       US $       US $     US $
                                         ----       ----       ----     ----

      Share issue costs                   82        --          82       82
      Initial marketing and
        promotion expenses               450        450        --       --
      Pre-operation expenses              28         28        --         1
                                         ---        ---        ---      ---
                                         560        478         82       83
                                         ===        ===        ===      ===

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


8.    Shareholders' equity
      --------------------

      a. The authorized, issued and paid share capital at December 31, 1996 and 1995 is composed of 503,865 ordinary shares of NIS 1.00 par value.

      b.    Capital surplus represents mainly share premium.

9.    Employee rights upon retirement
      -------------------------------

      a. The companies' pension and severance pay liability to their employees is covered mainly by regular deposits with recognized pension and severance pay funds and by purchase of insurance policies. The amounts funded as above are not reflected in the balance sheet since they are not under the control and management of the companies.

      b. The balance sheet accrual for severance pay and retirement grants reflects that part of the liability not covered by the funds and insurance policies mentioned in a. above.

      c. The balances accrued and funded at balance sheet date are as follows:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

      Accrued severance pay and retirement grant        719            584
      Less - portion funded                              98             89
                                                        ---            ---
                                                        621            495
                                                        ===            ===

10.   Long-term loans
      ---------------

      a.    Composed as follows:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

      Loans from the Tourist Industry
        Development Corporation Ltd.                     884         1,211
      Less - current maturities                          384           353
                                                       -----         -----
                                                         500           858
                                                       =====         =====

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


10.   Long-term loans (continued)
      ---------------

      b. The long-term loans from the Tourist Development Corporation Ltd. are linked to the Israeli CPI and bear annual interest of about 4%. The loans are secured by a guarantee provided by Bank Hapoalim B.M. (charges in an unlimited amount have been registered on the assets of the company and the subsidiaries in favor of Bank Hapoalim B.M. as security for this guarantee, see also note 15a.).

      c. The loans are repayable in the following years subsequent to the balance sheet date:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

      First year -  current maturities                  384            353
                                                      -----          -----

      Second year                                       375            340
      Third year                                        125            327
      Fourth year                                      --              191
                                                      -----          -----
                  - long-term portion                   500            858
                                                      -----          -----
                                                      -----          -----
                                                        884          1,211
                                                      =====          =====

      d.    All long-term loans are secured (see note 15 below).

11.   Short-term bank loans and credit
      --------------------------------

      a.    Composed as follows:

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

      Overdraft accounts                                  25            50
      L o a n s                                        5,646          --
                                                       -----         -----
                                                       5,671            50
                                                       =====         =====

      b. The short-term bank loans are unlinked and bear annual interest of approximately 16%.

      c.    The short-term bank credit is secured.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


12.   Current maturities of long-term loans and other long-term liabilities
      ---------------------------------------------------------------------
      Composed as follows:
      --------------------

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

      Long-term loans                                   384            353
      Hotel rental payable                              --             170
      Liability in respect of holiday rights            149            103
                                                        ---            ---
                                                        533            626
                                                        ===            ===

13.   Creditors and credit balances
      -----------------------------
      Composed as follows:
      --------------------

                                                           December 31
                                                           -----------
                                                       1996          1995
                                                       ----          ----
                                                       US $          US $
                                                       -----         -----
                                                          In thousands
                                                       -------------------

      Suppliers                                        3,954         3,538
      Advances from customers                            728           551
      Government institutions                            174          --
      Payroll and related expenses payable             3,964         3,465
      Sundry creditors and accrued expenses            1,988         1,739
                                                      ------        ------
                                                      10,808         9,293
                                                      ======        ======

14.   Taxes on income
      ---------------

      a.    "Approved enterprises" -

            The expansion plans of the hotels owned by the company and by the subsidiary Moriah Eilat Resort Hotel Limited have been accorded "approved enterprise" status under the Law for the Encouragement of Capital Investments, 1959. The period of tax benefits (except for the entitlement to claim accelerated depreciation) has not yet commenced as the companies have not yet earned taxable income.
            The entitlement to the above benefits is conditional upon the companies fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and the companies may be required to refund the amount of the benefits, in whole or in part, with the addition of linkage differences and interest. To date of issue of these financial statements, the companies have fulfilled these conditions.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


14.    Taxes on income (continued)
       ---------------

      b.    "Industrial companies" -

            As owners of hotels, the company and its subsidiaries are "industrial companies" under the Law for the Encouragement of Industry (Taxation), 1969. In accordance with section 23 of the abovementioned law, the company submits consolidated tax returns with its subsidiaries that are also "industrial companies".

      c. Taxation under inflationary conditions - Under the Income Tax (Adjustments for Inflation) Law, 1985, the results for tax purposes are measured in real terms, in accordance with the changes in the consumer price index.

      d.    Losses and deductions carried forward to future years :

            (1) The carryforward losses and deduction for inflation aggregate US $ 18,150,000 at December 31, 1996; December 31, 1995 - US $
                  11,770,000. The balance of carryforward losses in respect of which deferred taxes have not been computed is approximately US $ 3,080,000 at December 1996; December 31, 1995 -
                  approximately US $ 1,860,000.

            (2) Carryforward capital losses are approximately US $ 500,000 at December 31, 1996 and 1995.

      e.    Taxes on income included in the income statements:

                                          For the years ended December 31,
                                          1996        1995          1994
                                          ----        ----          ----
                                          US $        US $          US $
                                          ----        ----          ----
                                                   In thousands
                                                   ------------
      For the reported year - deferred
        taxes - income (expense)          1,648         (738)         (934)
      For previous years - expense         --           --             (72)
                                         ------       ------        ------
                                          1,648         (738)       (1,006)
                                         ======       ======        ======

15.   Pledges
      -------

      a. As collateral for loans and credit received and for third party guarantees, the company and its subsidiaries have mortgaged their real estate (including leasehold rights) and have registered fixed charges (specific security interest) on equipment, furniture and vehicles (including insurance rights) and floating charges (security interest in the assets as they exist from time to time) on all their assets, including goodwill.

      b. The company and the subsidiaries have registered floating charges on all their assets in favor of the State of Israel as security for compliance with the terms attaching to investment grants received by them.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


16.   Contingent liabilities and commitments
      --------------------------------------

      a.    Contingent liabilities:

            (1) In respect of indirect taxes on imported goods released under "conditional exemption" - contingent upon the compliance with the terms of the instruments of approval for the approved enterprises (see also note 14a.). The amount of this liability cannot be determined.

            (2) In respect of a bank guarantee equivalent in Israeli currency to $500,000 and a charge in an amount equivalent to $1,000,000 on land in the "Lamed" zone, which serve as a collateral for the fulfillment of the obligations under the agreement for the renting of the Tel-Aviv Plaza Hotel by the subsidiary Moriah Tel-Aviv Hotel Ltd. (see b.(1) below).

            (3) As a collateral for the fulfillment of liabilities of the company and of the subsidiary Moriah Eilat Resort Hotel Limited, these companies have provided bank guarantees as follow:

                                                                      Amount
                                                                  --------------
                                                                  $ in thousands
                                                                  --------------
                  In favour of
                  ------------
                  The Tourist Industry Development Corporation Ltd.    615
                  Customers of the "Moriah Plaza Club"                 130
                  Amot Investments Ltd.                                 40
                  Shekem Ltd.                                          730
                  The Practical Engineer and Technician House          100

            (4) In 1996, two legal claims were lodged against the subsidiary Moriah Tel-Aviv Hotel Ltd., alleging breach of agreements in respect of the renovation and refurbishment of its hotel building. One claim was for $ 1,850,000 and the other for $460,000.
                  The parties, with the court's consent, have agreed to submit the claim for $ 1,850,000 to an arbitrator appointed by both parties, after an increase of the amount claimed to $2,310,000; the claimants are allowed to increase the amount claimed still further after the subsidiary files its statement of defense.
                  With regard to the other claim, the subsidiary has filed a counterclaim for over $ 2,770,000; it intends to file a counterclaim with respect to the claim of $ 2,310,000 as well. The subsidiary's legal counsel is of the opinion that the subsidiary's chances to prevail are fair; however, since the matter is in a preliminary stage, the legal counsel cannot predict the outcome of these claims.
                  In view of the legal counsel's opinion, no provision has been made for these claims.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


16.   Contingent liabilities and commitments
      --------------------------------------

      b.    Commitments:

            (1) The subsidiary Moriah Tel-Aviv Hotel Ltd. is a party to an agreement for renting the Tel-Aviv Plaza Hotel for a period ending December 29, 2006. The projected rental payments for the next five years are as follows (the rent is linked to the exchange rate of the US dollar):

                                                US dollars in thousands
                                                -----------------------

                  1997                                   1,000
                  1998                                   2,400
                  1999                                   2,500
                  2000                                   2,500
                  2001                                   2,700

                  As security for the fulfillment of the terms of that agreement, the company has given collateral's in an amount equivalent to US $ 1,500,000.

            (2) On July 9, 1995, the subsidiary Moriah Eilat Resort Hotel Limited signed an agreement for the operation and management of the Moriah Gardens Hotel (hereafter - the hotel) in the Dead Sea area on behalf of Mivtachim Gardens Ltd. The agreement entered into effect retroactively as of March 31, 1995.

                  The agreement stipulates, inter alia:

                  (a) The agreement is in force for 10 years less one day and expires on December 29, 2005. In the event that the subsidiary acquires shares of Mivtachim Gardens Ltd. (the owner), it will be entitled to extend the agreement for two additional 5 year periods.

                  (b) In consideration for managing the hotel the subsidiary is entitled to annual management fees of 25% of the operating profit of the hotel (as defined by the agreement), but not less than 2% of the annual revenues (even in the event the hotel incurs an operating loss). The subsidiary is further entitled to additional management fees of 3% of any amount of operating profit in excess of US $ 1,600,000 in any year.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


16.   Contingent liabilities and commitments (continued)
      --------------------------------------

      b.    Commitments (continued) :

            (3) An agreement between the subsidiary Moriah Tiberias Hotel Ltd. and Sea of Galilee Hotels Ltd. for the leasing of the Tiberias Plaza Hotel for a ten year period (less one day) ending February 27, 2001. Under certain circumstances, enumerated in the lease agreement, the lease can be terminated by either party at 6 months' notice (to date of issue of these financial statements, no such notice was given). Annual rental is the Israeli currency equivalent of US $ 600,000. The payment of the said rental and the fulfillment of all the subsidiary's obligations under the agreement are secured by an unconditional bank guarantee of $ 300,000 and by guarantee provided by the company.

            (4) The subsidiary Moriah-Hotel Management Ltd. operates several hotels under agreements with owners. These agreements stipulate, inter alia, as follows:

                  (a) The agreements are for 10 years less one day and expire on December 30, 2005. In the event the subsidiary acquires shares in agreements, or any one of the agreements, for two additional five year periods.

                  (b) Annual management fees for each hotel are 25% of the operating profit of the hotel (as defined by the agreements), but not less than 2.5% of the annual revenues of each hotel or US $ 75,000, whichever is the higher. The subsidiary is further entitled to additional management fees of 3% of any amount of operating profit in excess of US $ 1,000,000 in any year.

                     MORIAH HOTELS LTD. AND ITS SUBSIDIARIES
                     ---------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


16.   Contingent liabilities and commitments (continued)
      --------------------------------------

      b.    Commitments (continued) :

            (5) The subsidiary Moriah Eilat Resort Hotel operates a holiday club - Moriah Plaza Club - and enters into agreements for the sale of holiday rights to members of the club. Each agreement is in force for 49 years and entitles the buyer to one week's holidays a year in the hotel owned by the subsidiary. The holiday rights do not confer on holder possession or any proprietary rights and do not place any restrictions on the operations of the subsidiary's hotel.
                  The holiday rights are marketed exclusively by a marketing company, for a commission computed as a fixed percentage of proceeds from its sales of such rights.
                  The liability in respect of holiday rights - US $7,005,000 (net of marketing commission); December 31, 1995 - US $5,078,000 is presented in the balance sheets under long-term liabilities as a separate item..

            (6) In November 1995, the company and the Radisson Sas Hotels Worldwide chain (hereafter - Radisson) entered into an agreement whereunder the company and its subsidiaries have been granted the exclusive right to use the Radisson trade name and trademark in the region, in consideration for payments as determined by the agreement (the amounts due to Radisson are determined based on total revenues and on the amount of reservations obtained through Radisson). The agreement expires on December 31, 2014, with an option of renewal for another 10 years (under certain circumstances, as detailed in the agreement, the company can terminate the agreement before expiration date, but in any event not before January 1, 1999).

                               OPHIR HOLDINGS LTD.
                            (An Israeli corporation)
                               1996 ANNUAL REPORT

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                               1996 ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
AUDITORS' REPORT                                                         277-278
----------------
FINANCIAL STATEMENTS - OF THE COMPANY AND
-----------------------------------------
    CONSOLIDATED - IN ADJUSTED NEW ISRAELI SHEKELS (NIS):
    -----------------------------------------------------
    Balance sheets                                                       279-280
    Statements of income                                                 281
    Statements of changes in shareholders' equity                        283
    Statements of cash flows                                             285-288
    Notes to financial statements                                        289-328

                                 ---------------
                            -------------------------
                                 ---------------

Kesselman                          Coopers
& Kesselman                        & Lybrand


                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of
OPHIR HOLDINGS LTD.

We have audited the financial statements of Ophir Holdings Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets at December 31, 1996 and 1995 and statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of consolidated subsidiaries, whose assets at December 31, 1996 and 1995 constitute approximately 25% and 31%, respectively, of total consolidated assets, and whose revenues for the years ended December 31, 1996, 1995 and 1994 constitute approximately 13%, 25% and 50%, respectively, of total consolidated revenues and gains. The financial statements of those subsidiaries were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for the foregoing subsidiaries, is based solely on the reports of the other auditors. We did not audit the financial statements of certain associated companies, the Company's interest in which as reflected in the balance sheets at December 31, 1996 and 1995 is adjusted NIS 99,979,000 and adjusted NIS 67,285,000, respectively, and the Company's share in excess of profits over losses of which is a net amount of adjusted NIS 9,685,000 in 1996, adjusted NIS 2,163,000 in 1995 and adjusted NIS 3,235,000 in 1994, the data at December 31, 1995 and for the year then ended have been restated, as explained in note 1m. The financial statements of those companies were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based solely on the reports of the other auditors.

Our audits were performed in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

                                    Coopers
                                    & Lybrand

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

In our opinion, based upon our audits and the reports of the other auditors referred to above, the aforementioned financial statements present fairly, in all material respects, the financial position-of the Company and consolidated - at December 31, 1996 and 1995 and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income or loss and shareholders' equity to the extent summarized in note 14.

The special condensed consolidated financial statements which are presented in note 14 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.


                                                /s/ Kesselman & Kesselman

Tel-Aviv, Israel                                    Kesselman & Kesselman
    March 13, 1997                           Certified Public Accountants (Isr.)

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                                 BALANCE SHEETS
                        IN ADJUSTED NEW ISRAELI SHEKELS


                                                                Consolidated                     The Company
                                                       -------------------------------- -------------------------------
                                                                 December 31,                     December 31
                                                       -------------------------------- -------------------------------
                                                Note        1996             1995             1996            1995
                                               ------  -------------- ----------------- ---------------- --------------
                                                                 In thousands                     In thousands
                                                       -------------------------------- -------------------------------
                    Assets                        7c
                    ------
CURRENT ASSETS:                                   11
---------------
    Cash and cash equivalents                               1,970              929            1,960              905
    Short-term loans receivable from
       associated companies (the
       Company - and from subsidiaries)          10b        8,988            8,312           50,683           53,918
    Short-term investments                       12a        5,222            7,708            5,222            7,708
    Accounts receivable                          12b        3,179              721            1,021              538
    Building under construction, net of
       advances from purchaser                 5b(3)       14,825
    Capital notes from shareholders              10b        8,000                             8,000
    Deferred income taxes                      1h;9b        4,600
                                                          -------          -------          -------          -------
           Total current assets                            46,784           17,670           66,886           63,069
           -----                                          -------          -------          -------          -------
LAND - BUSINESS INVENTORY                      1e;2b       11,004
----   ------------------                                 -------
INVESTMENTS:                                      11
------------
    Subsidiaries                                   2                                         32,903           31,894
    Associated companies                           3      236,398          *219,908         189,233         *172,504
    Other companies                                4       11,347           10,838           11,347           10,838
    Capital notes from shareholders               10b                        8,847                             8,847
                                                          -------          -------          -------          -------
                                                          247,745          239,593          233,483          224,083
                                                          -------          -------          -------          -------
FIXED ASSETS, net of accumulated
------------
    depreciation                                   5      104,865          103,012           63,339           39,236
                                                          =======          =======          =======          =======
                                                          410,398          360,275          363,708          326,388
                                                          =======          =======          =======          =======

 /s/ U. Levit                    )Chairman of the
--------------------------------
           U. Levit              )   Board of Directors

 /s/ Y. Kaplan                   )
--------------------------------
           Y. Kaplan             )Managing Director

Date of approval of the financial statements:  March 13, 1997

                                                                Consolidated                     The Company
                                                          ---------------------------- ---------------------------
                                                                December 31,                     December 31
                                                          ---------------------------- ---------------------------
                                                Note        1996            1995            1996            1995
                                              -------     ---------- ----------------- --------------- -----------
                                                                In thousands                    In thousands
                                                          ---------------------------- ---------------------------
        Liabilities and shareholders' equity      7c
CURRENT LIABILITIES:                              11
--------------------
    Bank credit                                   12c      42,166          33,110         40,161           28,123
    Short-term loans from shareholders            10b      34,894          28,749         34,894           28,749
    Accounts payable and accruals                          11,498           2,568          3,836              968
    Payables in respect of acquisition of
       land - business inventory                   2b      11,004
    Deferred income taxes                       1h;9b         884           1,106            884            1,106
                                                          -------         -------        -------          -------

           Total current liabilities                      100,446          65,533         79,775           58,946
           -----                                          -------         -------        -------          -------

LONG-TERM LIABILITIES:
----------------------
    Bank loans (net of current maturities)       6;11     124,265         132,905         99,545          106,658
    Deferred income taxes                       1h;9b       1,299           1,053
                                                          -------         -------        -------          -------

           Total  long-term liabilities                   125,564         133,958         99,545          106,658
           -----                                          -------         -------        -------          -------

COMMITMENTS AND CONTINGENT
--------------------------
    LIABILITIES                                     7
    -----------                                           -------         -------        -------          -------

           Total  liabilities                             226,010         199,491        179,320          165,604
           -----
SHAREHOLDERS' EQUITY                                8     184,388        *160,784        184,388         *160,784
--------------------                                      -------         -------        -------          -------

                                                          410,398         360,275        363,708          326,388
                                                          =======         =======        =======          =======

                            * Restated, see note 1m.

    The accompanying notes are an integral part of the financial statements.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                              STATEMENTS OF INCOME
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                   Consolidated
                                                                                       -----------------------------------------
                                                                            Note        1996           1995           1994
                                                                           ------      --------- --------------- ---------------
                                                                                                   In thousands
                                                                                       -----------------------------------------
REVENUES AND GAINS:
-------------------
    From lease of buildings                                               10a           5,109           5,172         5,351
    Profits of subsidiaries - net                                           2
    Share in profits of associated companies - net                          3          10,477          *3,254         4,002
    Gain on dilution of holding in associated companies resulting
       from sale and issuance of shares to a third party - net                         18,797           1,359            51
    Gain resulting from sale of investments in associated companies                    13,009
    Gain from increase in value of quoted shares, which were state
       at cost in the past                                                                                            4,777
    Gain from sale and increase in value of quoted shares - net                                         7,443            15
    Dividend received from another company                                                104             278
    Management fees from associated companies (the Company -
       and from a subsidiary)                                             10a           1,116             951           693
                                                                                       ------           -----         -----
                                                                                       48,612          18,457        14,889
                                                                                       ------           -----         -----

EXPENSES AND LOSSES:
--------------------
    Depreciation of buildings                                                             896             940           907
    Losses of subsidiaries - net                                            2
    Write-down of investment in other companies                             4           2,500           1,138
    General and administrative expenses                                   10a           2,035           1,704         1,959
    Loss from sale of fixed assets                                                        389
    Loss from decrease in value of quoted shares                                        2,486
    Financial expenses - net                                           10a;12f          7,561           6,183         5,768
                                                                                       ------           -----         -----

                                                                                       15,867           9,965         8,634
                                                                                       ------           -----         -----

INCOME BEFORE TAXES ON INCOME                                                          32,745           8,492         6,255
-----------------------------
TAXES ON INCOME                                                             9           5,742           3,236         2,481
---------------                                                                        ------           -----         -----

NET INCOME FOR THE YEAR                                                                27,003           5,256         3,774
-----------------------                                                                ======           =====         =====

                                                                                                         The Company
                                                                                        --------------------------------------------
                                                                            Note            1996            1995           1994
                                                                           ------       -------------- -------------- --------------
                                                                                                        In thousands
                                                                                        --------------------------------------------
REVENUES AND GAINS:
-------------------
    From lease of buildings                                               10a
    Profits of subsidiaries - net                                           2               1,331           1,598
    Share in profits of associated companies - net                          3               9,204          *2,448         3,328
    Gain on dilution of holding in associated companies resulting
       from sale and issuance of shares to a third party - net                             18,797           1,359            51
    Gain resulting from sale of investments in associated companies                        12,982
    Gain from increase in value of quoted shares, which were state
       at cost in the past                                                                                                4,777
    Gain from sale and increase in value of quoted shares - net                                             7,443            15
    Dividend received from another company                                                    104             278
    Management fees from associated companies (the Company -
       and from a subsidiary)                                             10a               1,031           1,034           688
                                                                                           ------           -----         -----



                                                                                           43,449          14,160         8,859
                                                                                           ------           -----         -----
EXPENSES AND LOSSES:
--------------------
    Depreciation of buildings
    Losses of subsidiaries - net                                            2                                             1,737
    Write-down of investment in other companies                             4               2,500           1,138
    General and administrative expenses                                   10a                 447             366           512
    Loss from sale of fixed assets
    Loss from decrease in value of quoted shares                                            2,486
    Financial expenses - net                                           10a;12f              6,140           4,843         1,009
                                                                                           ------           -----         -----

                                                                                           11,573           6,347         3,258
                                                                                           ------           -----         -----

INCOME BEFORE TAXES ON INCOME                                                              31,876           7,813         5,601
-----------------------------
TAXES ON INCOME                                                             9               4,873           2,557         1,827
---------------                                                                            ------           -----         -----

NET INCOME FOR THE YEAR                                                                    27,003           5,256         3,774
-----------------------                                                                    ======           =====         =====

                            * Restated, see note 1m.


    The accompanying notes are an integral part of the financial statements.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         IN ADJUSTED NEW ISRAELI SHEKELS



                                                                                Share           Capital          Retained
                                                                               capital          surplus          earnings


                                                                              ------------ ----------------- -----------------
                                                                                             In thousands
                                                                              -------------------------------------------------
BALANCE AT JANUARY 1, 1994                                                      2,269            48,543           108,113
--------------------------
CHANGES DURING 1994:
--------------------
    Net income                                                                                                      3,774
    Erosion of capital notes issued to the Company by shareholders                                                 (1,382)
    Company's share in erosion of capital note issued by an
       associated company to a subsidiary                                                                            (198)
    Differences from translation of foreign currency financial statements of a subsidiary and associated companies
                                                                                -----            ------           -------
BALANCE AT DECEMBER 31, 1994                                                    2,269            48,543           110,307
----------------------------
CHANGES DURING 1995:
--------------------
    Net income                                                                                                     *5,256
    Erosion of capital notes issued to the Company by shareholders                                                   (718)
    Company's share in erosion of capital note issued by an
       associated company to a subsidiary                                                                            (129)
    Differences from translation of foreign currency financial statements of a subsidiary and associated companies
                                                                                -----            ------           -------
BALANCE AT DECEMBER 31, 1995                                                    2,269            48,543           114,716
----------------------------
CHANGES DURING 1996:
--------------------
    Net income                                                                                                     27,003
    Erosion of capital notes issued to the Company by shareholders                                                   (847)
    Company's share in erosion of capital note issued by an
       associated company to a subsidiary                                                                            (177)
    Differences from translation of foreign currency financial statements of a subsidiary and associated companies
                                                                                -----            ------           -------
BALANCE AT DECEMBER 31, 1996                                                    2,269            48,543           140,695
----------------------------                                                    =====            ======           =======


                                                                                   Differences from
                                                                               translation of foreign
                                                                                  currency financial            Total
                                                                              statements of a subsidiary
                                                                               and associated companies
                                                                                     (note 1b(4))
                                                                              ---------------------------- ----------------
                                                                                              In thousands
                                                                              ---------------------------------------------
BALANCE AT JANUARY 1, 1994                                                              1,294                  160,219
--------------------------
CHANGES DURING 1994:
--------------------
    Net income                                                                                                   3,774
    Erosion of capital notes issued to the Company by shareholders                                              (1,382)
    Company's share in erosion of capital note issued by an
       associated company to a subsidiary                                                                         (198)
    Differences from translation of foreign currency financial
       statements of a subsidiary and associated companies                             (4,723)                  (4,723)
                                                                                       ------                  -------



BALANCE AT DECEMBER 31, 1994                                                           (3,429)                 157,690
----------------------------
CHANGES DURING 1995:
--------------------
    Net income                                                                                                  *5,256
    Erosion of capital notes issued to the Company by shareholders                                                (718)
    Company's share in erosion of capital note issued by an
       associated company to a subsidiary                                                                         (129)
    Differences from translation of foreign currency financial
       statements of a subsidiary and associated companies                             (1,315)                  (1,315)
                                                                                       ------                  -------
BALANCE AT DECEMBER 31, 1995                                                           (4,744)                 160,784
----------------------------
CHANGES DURING 1996:
--------------------
    Net income                                                                                                  27,003
    Erosion of capital notes issued to the Company by shareholders                                                (847)
    Company's share in erosion of capital note issued by an
       associated company to a subsidiary                                                                         (177)
    Differences from translation of foreign currency financial
       statements of a subsidiary and associated companies                             (2,375)                  (2,375)
                                                                                       ------                  -------
BALANCE AT DECEMBER 31, 1996                                                           (7,119)                 184,388
----------------------------                                                           ======                  =======

                            * Restated, see note 1m.

    The accompanying notes are an integral part of the financial statements.

                               OPHIR HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                        Consolidated
                                                                                        -------------------------------------------
                                                                                             1996           1995            1994
                                                                                        --------------- -------------- ------------
                                                                                                        In thousands
                                                                                        -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
    Net income for the year                                                                  27,003        **5,256           3,774
    Adjustments required to reflect the cash flows from operating activities*               (29,459)        (5,468)          1,057
                                                                                            -------         ------          ------
    Net cash provided by (used in) operating activities                                      (2,456)          (212)          4,831
                                                                                            -------         ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Proceeds from sale of shares in associated companies                                     17,559          1,564
    Proceeds from sale of fixed assets                                                          713
    Acquisition of fixed assets                                                             (28,185)       (38,114)        (17,086)
    Advance from purchaser of building under construction                                     9,459
    Proceeds from realization of short-term investments                                                     18,144
    Investment in associated companies (including capital notes and loans)                                  (4,989)           (969)
    Investments in other companies                                                           (3,009)        (2,019)        (10,462)
    Decrease (increase) in short-term loans granted to associated
       companies (the Company - and subsidiaries)                                              (676)        (1,139)         (7,591)
    Collection of capital notes from an associated company                                    1,075          1,451          32,067
    Proceeds from redemption of Government Compulsory Loan                                                                      24
    Investment in quoted shares of an interested party                                                                        (118)
                                                                                            -------         ------          ------
    Net cash used in investing activities                                                    (3,064)       (25,102)         (4,135)
                                                                                            -------         ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
    Long-term bank loans received                                                                                           43,403
    Discharge of long-term bank loans                                                        (5,983)        (9,555)        (10,236)
    Increase (decrease) in short-term loans from shareholders - net                           6,145           (518)            (20)
    Increase (decrease) in short-term bank credit - net                                       6,399         18,353         (42,034)
                                                                                            -------         ------          ------
    Net cash provided by (used in) financing activities                                       6,561          8,280          (8,887)
                                                                                            -------         ------          ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,041        (17,034)         (8,191)
------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  929         17,963          26,154
----------------------------------------------                                              -------         ------          ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      1,970            929          17,963
----------------------------------------                                                    =======         ======          ======

                                                                                                   The Company
                                                                                        ----------------------------------------
                                                                                        1996           1995           1994
                                                                                        ----------------------------------------
                                                                                                   In thousands
                                                                                        ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
    Net income for the year                                                              27,003       **5,256          3,774
    Adjustments required to reflect the cash flows from operating activities*           (31,725)       (6,547)        (1,495)
                                                                                        -------        ------         ------
    Net cash provided by (used in) operating activities                                  (4,722)       (1,291)         2,279
                                                                                        -------        ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Proceeds from sale of shares in associated companies                                 17,559         1,564
    Proceeds from sale of fixed assets
    Acquisition of fixed assets                                                         (24,153)      (28,066)       (11,181)
    Advance from purchaser of building under construction
    Proceeds from realization of short-term investments                                                18,144



    Investment in associated companies (including capital notes and loans)                            (76,598)
    Investments in other companies                                                       (3,009)       (2,019)       (10,462)
    Decrease (increase) in short-term loans granted to associated
       companies (the Company - and subsidiaries)                                         3,235        54,466        (25,928)
    Collection of capital notes from an associated company                                1,075         1,451         12,006
    Proceeds from redemption of Government Compulsory Loan
    Investment in quoted shares of an interested party                                                                  (118)
                                                                                        -------        ------         ------
    Net cash used in investing activities                                                (5,293)      (31,058)       (35,683)
                                                                                        -------        ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
    Long-term bank loans received                                                                                     29,987
    Discharge of long-term bank loans                                                    (1,122)       (3,132)        (4,941)
    Increase (decrease) in short-term loans from shareholders - net                       6,145          (518)           (20)
    Increase (decrease) in short-term bank credit - net                                   6,047        18,942            186
                                                                                        -------        ------         ------
    Net cash provided by (used in) financing activities                                  11,070        15,292         25,212
                                                                                        -------        ------         ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1,055       (17,057)        (8,192)
------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              905        17,962         26,154
----------------------------------------------                                          -------        ------         ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  1,960           905         17,962
----------------------------------------                                                =======        ======         ======

                               OPHIR HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                        Consolidated
                                                                                        -------------------------------------------
                                                                                             1996           1995            1994
                                                                                        --------------- -------------- ------------
                                                                                                        In thousands
                                                                                        -------------------------------------------
* Adjustments required to reflect the cash flows from operating activities:
  -------------------------------------------------------------------------
    Losses (profits) of subsidiaries - net
    Share in profits of associated companies - net                                          (10,477)      **(3,254)         (4,002)
    L e s s -  dividend received from associated companies                                    4,750          5,586           5,958
    -------
    Depreciation                                                                                946            948             910
    Deferred income taxes - net                                                              (4,576)          (561)          1,870
    Accrued interest on capital notes of associated company - net                              (170)          (246)           (531)
    Gain on dilution of holding in associated companies resulting from sale and
       issuance of shares to a third party                                                  (31,779)        (1,359)            (51)
    Gain from increase in value of quoted shares which were stated at cost
       in the past                                                                                                          (4,777)
    Loss from sale of fixed assets                                                              389
    Loss (gain) from sale and decrease (increase) in value of quoted
       shares - net                                                                           2,486         (7,443)            (15)
    Writed-down of investment in other companies                                              2,500          1,138
    Linkage differences on principal of loan to associated company                                                             419
    Linkage differences on (erosion of) principal of long-term bank loans - net                             (2,358)            347
                                                                                            -------         ------           -----
                                                                                            (35,931)        (7,549)            128
                                                                                            -------         ------           -----
Changes in operating asset and liability items:
-----------------------------------------------
    Decrease (increase) in accounts receivable                                               (2,458)         1,555             902
    Increase (decrease) in accounts payable and accruals                                      8,930            526              27
                                                                                            -------         ------           -----
                                                                                              6,472          2,081             929
                                                                                            -------         ------           -----

                                                                                            -------         ------           -----
                                                                                            (29,459)        (5,468)          1,057
                                                                                            =======         ======           =====

                                                                                                   The Company
                                                                                        ----------------------------------------
                                                                                        1996           1995           1994
                                                                                        ----------------------------------------
                                                                                                   In thousands
                                                                                        ----------------------------------------
* Adjustments required to reflect the cash flows from operating activities:
  -------------------------------------------------------------------------
    Losses (profits) of subsidiaries - net                                               (1,331)       (1,598)         1,737
    Share in profits of associated companies - net                                       (9,204)     **(2,448)        (3,328)
    L e s s -  dividend received from associated companies                                3,560         4,375          4,469
    -------
    Depreciation                                                                             50             8              3
    Deferred income taxes - net                                                            (222)         (687)         1,793
    Accrued interest on capital notes of associated company - net                          (170)         (246)          (531)
    Gain on dilution of holding in associated companies resulting from sale and
       issuance of shares to a third party                                              (31,779)       (1,359)           (51)
    Gain from increase in value of quoted shares which were stated at cost
       in the past                                                                                                    (4,777)
    Loss from sale of fixed assets
    Loss (gain) from sale and decrease (increase) in value of quoted
       shares - net                                                                       2,486        (7,443)           (15)
    Writed-down of investment in other companies                                          2,500         1,138
    Linkage differences on principal of loan to associated company                                                       419
    Linkage differences on (erosion of) principal of long-term bank loans - net                          (364)           142
                                                                                        -------        ------         ------
                                                                                        (34,110)       (8,624)          (139)
                                                                                        -------        ------         ------



Changes in operating asset and liability items:
-----------------------------------------------
    Decrease (increase) in accounts receivable                                             (483)        1,677         (1,387)
    Increase (decrease) in accounts payable and accruals                                  2,868           400             31
                                                                                        -------        ------         ------
                                                                                          2,385         2,077         (1,356)
                                                                                        -------        ------         ------

                                                                                        -------        ------         ------
                                                                                        (31,725)       (6,547)        (1,495)
                                                                                        =======        ======         ======

**  Restated, see note 1m.

As to purchase of land - business inventory - by a subsidiary using credit granted by the seller, which is not reflected in these statements; see note 2b.

    The accompanying notes are an integral part of the financial statements.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
------   -------------------------------

      The significant accounting policies applied on a consistent basis, are as follows, see also m. below:

      a. General:
         --------

            1) Ophir Holdings Ltd. (hereafter - the Company) is a holding company which also owns commercial buildings under construction designated for rent and sale.

                  The subsidiary, Ophir Financing Ltd., is engaged in granting loans (mainly to interested parties and related parties) and receiving loans (mainly from interested parties and related parties), see note 10a.

                  The subsidiary, Merkazim Investments Ltd., is a holding and investment company engaged in the renting of commercial buildings. It also owns a commercial building udner construction, which is designated for sale, in respect of which a sale agreement has already been signed, see note 5b(3).

                  The Company and its subsidiaries receive management services from shareholders in consideration of management fees.

                  As to the subsidiary New Horizons (1993) Ltd., see note 2b.

                  As to the activities of the associated companies, see note 3b.

            2)    Definitions:
                  ------------

                  Subsidiary - a company controlled or owned to the extent of over 50%.

                  Associated company - a company or limited partnership controlled or owned, directly or indirectly, to the extent of over 25%, which is not a subsidiary, or to the extent of 25% or under but meets the criteria set by Opinion 22 of the Institute of Certified Public Accountants in Israel (hereafter
                  - the Israeli Institute) and the investment therein is accounted for by the equity method.

                  The group - the Company and its subsidiaries and associated companies.

                  Interested parties - as defined in the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

                  Related parties - as defined in Opinion 29 of the Israeli Institute.

            b.    Adjusted financial statements:
                  ------------------------------

                  1) The financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Israeli Institute. All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 1996 adjusted NIS) - based upon the changes in the Israeli consumer price index; hereafter - the Israeli CPI (see also note 11b).

                        The adjustment of the financial statements is based on the accounts of the Company and its Israeli subsidiaries, maintained in nominal NIS. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 13.

                        The components of the income statement were, for the most part, adjusted as follows: the components relating to transactions carried out in the reported year were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly - depreciation) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.

                  2) As mentioned in (1) above, these financial statements have been drawn up in accordance with the principles of adjustment prescribed by Opinions of the Israeli Institute, on the basis of the changes in the Israeli CPI. As to subsidiary and associated companies whose financial statements are drawn up in foreign currency, see (4) below.

                  3) The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term "cost" signifies cost in adjusted Israeli currency.

                  4)    A subsidiary and associated companies whose financial
                        -----------------------------------------------------
                        statements are drawn up in foreign currency
                        -------------------------------------------

                        For purposes of consolidation or inclusion on the equity basis, the amounts (in foreign currency terms) included in the statements of the above companies were treated as follows:

                        Balance sheet items at the end of the year and the results of operations for the year were translated at the exchange rate of the U.S. dollar (hereafter - the dollar) as compared to Israeli currency at the end of the year. Balance sheet items at the beginning of the year and changes in shareholders' equity items during the year were translated at the relevant exchange rate at the beginning of the year or at the date of each change and then adjusted on the basis of the changes in the Israeli CPI through the end of the year.

                        Differences resulting from the above treatment are carried as a separate item under adjusted shareholders' equity ("differences from translation of foreign currency financial statements of a subsidiary and associated companies").

      c.    Principles of consolidation:
            ----------------------------

            1) The consolidated financial statements include the accounts of the Company and its subsidiaries. The companies included in consolidation are listed in note 2a.

            2)    Intercompany balances and transactions have been eliminated.

      d.    Marketable securities
            ---------------------

            These securities (except for investment in shares constituting "permanent investment", see f(3), are stated at market value.

            The changes in value of the above securities are carried to income.

      e.    Land - business inventory
            -------------------------

            The land is presented at cost which - in managements' estimation - is lower than market value.

      f.    Investments:
            ------------

            1)    Subsidiaries
                  ------------

                  In the Company's accounts, the investments in these companies are accounted for by the equity method.

            2)    Associated companies:
                  ---------------------

                  a) The investments in these companies are accounted for by the equity method.

                  b) The excess of cost of the investment in associated companies over the Company's shares in their equity in net assets at date of acquisition ("excess of cost of investment") represents an amount not attributed to specific assets (goodwill). The amount attributed to goodwill is amortized in equal annual instalments over a period of 10 years, commencing in the year of acquisition.

            3)    Other companies
                  ---------------

                  The investments in the shares of these companies, including investments in quoted shares, which the Company intends to hold for a long period ("permanent investment"), are stated at cost, net of write-down for decrease in value which is not of a temporary nature.

      g.    Fixed assets:
            -------------

            1) These assets are stated at cost. The balance of the depreciated cost of a building torn down in order to build a new building was carried to cost of the new building.

            2) The assets are depreciated by the straight-line method, on basis of their estimated useful life.

                  Annual rates of depreciation are as follows:

                                                                        %
                                                                        -

                          Buildings leased out                         2-4
                          Office furniture and equipment and
                              machinery and equipment (including
                              computer and peripheral equipment)     6-7;15;20

      h.    Deferred income taxes:
            ----------------------

            1) Deferred taxes are computed in respect of differences between the amounts present in these statements and those taken into account for tax purposes. As to the factors in respect of which deferred taxes have been idncluded - see note 9b.

                  Deferred tax balances are computed at the tax rate expected to be in effect at time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

            2) Taxes which would apply in the event of disposal of investments in subsidiaries and associated companies have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to realize them.

            3) The Company will incur an additional tax liability at the rate of 15% in the event of distribution of dividend from income derived from "approved enterprises" of certain associated companies. This additional tax liability was not taken into account, since it is the Company's policy not to cause such additional tax liability upon distribution of dividends. If the Company resolves to distribute dividends to its shareholders, it will distribute them from dividends it receives from the abovementioned associated companies, the income of which is derived from "approved enterprises", so that the Company will not incur any additional tax liability in respect of receipt of the dividend.

      i.    Capital notes issued to or by interested parties and related parties
            --------------------------------------------------------------------

            The erosion of such capital notes, which are not linked and most of which do not bear interest, is carried to retained earnings in the statements of changes in shareholders' equity.

      j.    Cash equivalents
            ----------------

            The group considers all highly liquid investments, which include short-term (up to 3 months) bank deposits, to be cash equivalents.

      k.    Net income per NIS 1 of par value of ordinary shares
            ----------------------------------------------------

            The financial statements do not include data regarding net income per NIS 1 of par value of shares, since that data would not provide significant additional information to that otherwise provided by the financial statements.

      l.    Format of income statements
            ---------------------------

            In view of the nature of the Company's activities - holding of companies which operate in different fields - the Company is of the opinion that concentrated presentation of all revenue and gain items as a group, and of all expense and loss items in a separate group is more suitable to reflect its activities.

      m.    Restatement
            -----------

            The financial statements for the year ended December 31, 1995 were restated in order to reflect, with retroactive effect, the changes in the method of recognition of revenue, by an associated company.

            The effect of this restatement on the financial statements is as follows:

            1)    Balance sheet at December 31, 1995 :

                                                                            As            Effect      As reported
                                                                        previously          of          in these
                                                                         reported      restatement     financial
                                                                                                       statements
                                                                      --------------- ------------------------------
                                                                                Adjusted NIS in thousands
                                                                      ----------------------------------------------
                  a)  Consolidated:
                      -------------
                        Investments in associated companies             222,611            (2,703)             219,908
                        Shareholders' equity - retained
                           earnings                                    (163,487)            2,703             (160,784)
                                                                       --------             -----             --------
                                                                         59,124               -,-               59,124
                                                                       ========           ========            ========
                  b)  The company:
                      ------------
                        Investment in associated companies               175,207            (2,703)             172,504
                        Shareholders' equity - retained
                            earnings                                    (163,487)            2,703             (160,784)
                                                                       --------             -----             ---------
                                                                          11,720               -,-               11,720
                                                                        ========          ========            =========

            2)    Net income for 1995:

                                                            Consolidated and
                                                              the Company
                                                       -------------------------
                                                       Adjusted NIS in thousands
                                                       -------------------------
                  Net income, as previously reported             7,959
                  Effect of restatement - share in
                     profits of associated companies            (2,703)
                                                                ------
                  Net income, as reported in
                     these financial statements                  5,256
                                                                ======

NOTE 2 - SUBSIDIARIES:
------   -------------

      a.    Subsidiaries consolidated are as follows:

               Wholly-owned:
                   Maoz Financial Investments Ltd. - inactive (hereafter - Maoz) Merkazim Investments Ltd. (a wholly-owned subsidiary of Maoz;
                       hereafter - Merkazim)
                   Merkazim New York, Inc. (a wholly-owned subsidiary of
                       Merkazim;hereafter - Merkazim New York)
                   Ophir Financing Ltd.
               80% owned:
                   New Horizon (1993) Ltd. (hereafter - New Horizon), see b.
                       below.

      b.    Subsidiary consolidated for the first time
            ------------------------------------------

            New Horizon, which commenced activities in 1996, was consolidated for the first time in that year. In December 1996, New Horizon purchased several properties for sale from a related party.

            The data of New Horizon as included in the December 31, 1996 consolidated balance sheet are as follows:

                                                      Adjusted NIS in
                                                         thousands
                                                     ------------------
            Land - business inventory                      11,004
            Payables in respect of acquisition of land-
                business inventory                        (11,004)
                                                          =======
                                                            -,-
                                                          =======

      c.    The investments are composed as follows:

                                                               The Company
                                                             -----------------
                                                               December 31
                                                             -----------------
                                                              1996     1995
                                                             -----------------
                                                               Adjusted NIS
                                                               in thousands
                                                             -----------------
            Cost of shares                                      186      186
            Accumulated undistributed profits*               32,616   31,618
            Differences from translation of foreign
                currency financial statement                    101       90
                                                             ------   ------
                                                             32,903   31,894
                                                             ======   ======
            * Net of erosion of intercompany capital notes    9,091    7,916
                                                             ======   ======

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES:
------   ------------------------------------

      a.    The investments are composed as follows:

                                                            Consolidated               The Company
                                                       -----------------------------------------------
                                                             December 31               December 31
                                                       -----------------------------------------------
                                                          1996        1995        1996         1995
                                                       ------------ ----------- ------------- --------
                                                                  Adjusted NIS in thousands
                                                       -----------------------------------------------
            Equity in net assets:
                Cost of shares                             7,911     *11,078       6,942      10,109
                L e s s - amortization excess of cost
                -------
                   of investment (1)                        (844)     *(314)        (844)     *(314)
                Share in accumulated undistributed
                   profits (including accumulated
                   erosion of capital notes)(2)           64,902    **41,216      65,530    **41,643
            Differences from translation of foreign
            currency financial statements of
                associated companies                      (7,119)     (4,744)     (7,220)   *(4,834)
                                                         -------     -------     -------     -------
                                                          64,850      47,236      64,408      46,604
            Capital notes of Mivnat Holdings Ltd.
                (including accrued interest) (3)         171,090    *172,165     124,825    *125,900
            Capital note of Teledata
                Communications Ltd. (4)                      458         507
                                                         -------     -------     -------     -------
                                                         236,398     219,908     189,233     172,504
                                                         =======     =======     =======     =======

                  *  Reclassified.

                  ** Reclassified and restated, see note 1m.

            (1) The exess cost of investment represents goodwill. The original amount of the goodwill was adjusted NIS 6,553,000 and its unamortized balance at December 31, 1996 and 1995 was adjusted NIS 3,909,000 and adjusted NIS 6,642,000, respectively.

            (2) Including gain on dilution of holding in an associated companies resulting from sale and issuance of shares to a third party.

            (3) One capital note - in the amount of adjusted NIS 6,281,000 (par value - NIS 3,163,000) - is unlinked, bears annual interst at the rate of 4% and is redeemable upon demand but not later than March 23, 2013. The other capital notes (including accrued interest), with a total par value of NIS 113,000 - consolidated and NIS 81,634,000 - the Company, are unlinked, do not bear interest, and are redeemable upon demand, but - not later than March 23, 2015 and part - not later than March 23, 2018.

            (4) This capital note is unlinked, bears interest of NIS 1 per annum and is redeemable on call, but not before July 1, 2008.

      b.    Following are details relating to the associated companies:

            1)    Teledata Communications Ltd.(hereafter - Teledata):
                  ----------------------------

                  a) Teledata, which is a subsidiary of Investment Company of Bank Hapoalim Ltd. (a major shareholder of the Company)
                        - is engaged in design, development, production, marketing and servicing of telecommunication equipment.

                        The percentages of holdings in Teledata are as follows:

                                                Consolidated and
                                                   the Company
                                         --------------------------------
                                                   December 31
                                         --------------------------------
                                                1996         1995
                                         --------------------------------
                                                  %            %
                                                -----        -----
            The Company                         16.17        19.00
                                                =====        =====

            Investment Company of Bank
                Hapoalim Ltd. - directly        29.19        31.00
                                                =====        =====

                  b) In 1996, the Company sold 250,000 ordinary shares of Teledata and derived a profit of adjusted NIS 9,037,000. In 1995, the Company sold 51,000 ordinary shares of Teledata and derived a profit of adjusted NIS 726,000.

                  c) Teledata has adopted a plan to grant share options to key employees and directors. During 1996 and 1995, some of the options were exercised and the Company had a profit of adjusted NIS 556,000 and adjusted NIS 27,000, respectively.

                  d) Teledata's shares are traded in the United States on the Nasdaq National Market. The market value of the Teledata shares held by the Company at December 31, 1996 and 1995 is adjusted NIS 130,449,000 and adjusted NIS 43,214,000, respectively.

            e) Following are condensed data from the consolidated financial statements of Teledata - presented in dollars:

                                                                       December 31
                                                                -------------------------
                                                                    1996          1995
                                                                ----------- -------------
                                                                U.S. dollars in thousands
                                                                -------------------------
                  Balance sheets:
                  ---------------
                      Assets:
                      -------
                         Current assets                            62,514        48,881
                         Investments and long-term
                             receivables                            7,389         5,358
                         Fixed assets - net                         6,112         5,086
                         Other assets - net                           195           267
                                                                   ------        ------
                                                                   76,210        59,592
                                                                   ======        ======
                      Liabilities and shareholders' equity:
                      -------------------------------------
                         Current liabilities                       15,485         8,977
                         Long-term liabilities - net                  974         1,267
                         Minority interest                            599           167
                         Shareholders' equity                      59,152        49,181
                                                                   ------        ------
                                                                   76,210        59,592
                                                                   ======        ======

                                                           1996       1995          1994
                                                          ------     ------        ------
                                                             U.S. dollars in thousands
                                                          -------------------------------
                  Statements of income:
                  ---------------------
                      Revenues                            57,089      32,127       28,252
                      --------                           =======     =======      =======

                      Net income (loss) for the year       6,991      (1,188)         619
                      ------------------------------     =======     =======      =======

      2)    Memco Software Ltd. (hereafter - Memco):
            -------------------

            a) In September 1994, the Company purchased shares conferring upon it 10% holding in Memco, which is engaged in development, production and marketing of computer software to secure Unix computer systems.

            b) In July 1995, the Company exercised its option to purchase additional shares in Memco, conferring upon it an additional 10% of the holding therein in consideration of $ 1,250,000. As a result of the increase in holding, the Company commenced accounting for its investment in Memco by the equity method.

            c) In July 1995, Memco issued share capital to others. As a result, the Company's holding in Memco was reduced to 18% and the Company derived a gain of approximately adjusted NIS 754,000.

            d) Memco has initiated a key employee stock option plan. As a result of exercise of some of the options issued under that plan, the Company's holding in Memco was further diluted. In 1996, the Company had a gain of approximately adjusted NIS 184,000 as a result of exercise of the options; such exercise in 1995 caused the Company a loss of approximately adjusted NIS 156,000.

            e) In October 1996, Memco offered 3,000,000 shares to the public in the United States, together with 365,000 shares offered by its shareholders (including the Company), at $ 15 per share. The underwriters of this offering exercised their option to purchase 450,000 shares from Memco and 54,750 shares from its shareholders. The net proceeds in this offering were approximately $ 46 million. Following this offering, the Company's holdings in Memco decreased from about 17.7% to about 13.1%; the capital gain resulting from the public offering of Memco shares and from the sale of the Company's shares therein, approximately adjusted NIS 22,002,000, is included in 1996 income. Future sale of Memco shares by the Company is restricted by U.S. law and by the underwriting agreement. To the date of the U.S. offering, the Company had the power to appoint two out of the seven directors of Memco. Close to the date of the offering, the Company and other shareholders of Memco reached an agreement for cooperation at shareholders' meetings. Moreover, a voting agreement has been signed with most Memco shareholders, whereunder the Company is entitled to recommend a director on its behalf. In view of the above, the investment in Memco is still presented by the equity method.

            f) Memco's shares are traded in the United States on the Nasdaq National Market. The market value of Memco's shares held by the Company at December 31, 1996 is adjusted NIS 112,800,000.

            g) Following are condensed data from the consolidated financial statements of Memco - presented in dollars:

                                                            December 31
                                                        --------------------
                                                          1996       *1995
                                                        --------------------
                                                         U.S. $ in thousands
                  Balance sheets:
                  ---------------
                      Assets:
                      -------
                         Current assets                  62,770     10,518
                         Fixed assets - net               1,222        585
                         Other assets - net                 523        239
                                                         ------     ------
                                                         64,515     11,342
                                                         ======     ======
                      Liabilities and shareholders'
                      -----------------------------
                         equity:
                         -------
                         Current liabilities              7,652      2,221
                         Long-term liabilities - net      3,923      5,619
                         Shareholders' equity            52,940      3,502
                                                         ------     ------
                                                         64,515     11,342
                                                         ======     ======
                  Statements of income (loss):
                  ----------------------------

                                         1996       *1995       1994
                                        ------     -------     ------
                                          Adjusted NIS in thousands
                                        -----------------------------
                  Revenues              15,312      1,549         440
                  --------              ======     ======      ======
                  Net income (loss)
                  -----------------
                      for the year       3,384     (2,463)       (483)
                      ------------      ======     ======      ======

                                   * Restated.

      3)    Mivnat Holdings Ltd (hereafter - Mivnat):
            -------------------

            a) Mivnat was established in March 1993, by the Company, the subsidiary Merkazim and others, some of which are interested parties, for the purpose of acquiring the Israeli Government's shares in Industrial Buildings Company Ltd.; hereafter - Industrial Buildings (to the extent of 51.26% of the fully diluted issued and paid share capital of Industrial Buildings). Mivnat purchased the said shares in March 1993 for approximately adjusted NIS 829 million.

                  At December 31, 1996 and 1995, Mivnat holds approximately 52.2% of the issued and paid shares of Industrial Buildings.

                  Industrial Buildings is engaged in initiation, and construction, of buildings for industry, designated for rental and sale, and in the management of land development and infrastructure preparation for residence and industry.

            b) The shares of Industrial Buildings are traded on the Tel-Aviv Stock Exchange. The market value of the holdings of the Company and Merkazim in the shares of Industrial Buildings (which are held through Mivnat and which are Mivnat's only asset) at December 31, 1996 and 1995 is approximately adjusted NIS 124.7 million and adjusted NIS 159.7 million, respectively.

            c) The percentages of holding in Mivnat at December 31, 1996 and 1995 are as follows:

                                                                %
                                                                -

                  Consolidated - the Company and Merkazim     25.00
                                                              =====

                  The Company                                 18.75
                                                              =====

            d) Claims have been filed in 1989-1996 against Industrial Buildings by insurance companies, a banking institution, contracting companies and others for a total amount of approximately NIS 30 million (effective as of the date of filing of the claims). In the opinion of the management of Industrial Buildings, based - in most cases - on the opinions of its legal counsel, Industrial Buildings has good defense against the claims. Therefore, provisions were made only in respect of a part of those claims in the financial statements of Industrial Buildings.

                  In 1996, Industrial Buildings instituted legal proceedings for the collection of debts in arrears in the approximate amount of adjusted NIS 13.5 million. No provision for doubtful accounts has been made in respect of these debts.

            e) Mivnat has guaranteed repayment of long-term loans received by the Company and Merkazim.

            f) Mivnat has registered liens on all its assets and rights in favor of those who granted long-term loans to all its shareholders.

            g) As to the pledge in respect of the investment of the Company and Merkazim in Mivnat, see note 7c(3).

            h) Following are condensed data from the consolidated financial statements of Mivnat:

                                                                      December 31
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
                                                                Adjusted NIS in thousands
                                                                -------------------------
                  Balance sheets:
                  ---------------
                      Assets:
                      -------
                         Current assets                           218,131       117,495
                         Investments and long-term
                             receivables                          223,707       239,184
                         Fixed assets - net                     2,037,803     1,898,580
                         Other assets - net                         1,483         1,972
                                                                ---------     ---------
                                                                2,481,124     2,257,231
                                                                =========     =========
                      Liabilities and shareholders' equity:
                      -------------------------------------
                         Current liabilities                      406,651       271,802
                         Long-term liabilities - net            1,395,406     1,360,066
                         Minority interest                        438,998       436,225
                         Shareholders' equity                     240,069       189,138
                                                                ---------     ---------
                                                                2,481,124     2,257,231
                                                                =========     =========

                                                 1996        1995        1994
                                               --------    --------    ---------
                                                   Adjusted NIS in thousands
                                               ---------------------------------
                  Statements of income:
                  ---------------------
                      Revenues                  178,630     161,383     134,401
                      --------                  =======     =======     =======
                      Net income for the year    20,733      19,568      15,208
                      -----------------------   =======     =======     =======

      4)    Shmey-Bar Real Estate 1993 Ltd., Shmey-Bar (T.H.) 1993 Ltd. and
            ---------------------------------------------------------------
            Shmey-Bar (I.A.) 1993 Ltd. (hereafter - Shmey-Bar companies)
            --------------------------

            The Company, along with a group of companies, one of which is an interested party, established the Shmey-Bar companies on December 9, 1993. These companies were established for the purpose of dealing in real estate. They purchased real estate in Tel-Aviv, Haifa, Beer-Sheva, Kiryat Shemona, Eilat, etc., all from Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd.

            Shmey-Bar companies commenced operations in 1994.

            The Company holds 1/6 of the ownership and control in each of the Shmey-Bar companies.

      5)    Derdan (Financing) Ltd. (hereafter - Derdan)
            -----------------------

            Derdan was established in June 1993 by the Company along with a group of companies, one of which is an interested party, for the purpose of financing the purchase of rights in real estate which Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd. has granted the associated company Shmey-Bar (I.A.) 1993 Ltd. (see (4) above).

            Derdan commenced operations in 1994. The Company's share in Derdan is 25%.

      6)    Clark/67 Associates L.P. - limited partnership
            ------------------------

            In August 1994, the subsidiary Merkazim New York and others established a limited partnership in the United States (hereafter - the partnership). The U.S. subsidiary's share in the partnership is 50%. The partnership acquired a commercial building in New Jersey, U.S.A. for a total cost of approximately $ 2.3 million. The partnership invested approximately $ 1 million in renovating the building. To finance the acquisition and renovation as above, the subsidiary took a bank loan of $ 3.6 million.

      7)    Memadim Investments Ltd. (hereafter - Memadim)
            ------------------------

            Memadim was established in the last quarter of 1995 by the Company, along with a group of companies one of which is an associated company, for the purpose of trading in real estate. The Company directly holds 10% of the ownership and control of Memadim and an associated company holds 40% of the ownership and control of Memadim.

NOTE 4 - INVESTMENTS IN OTHER COMPANIES:
------   -------------------------------
                                                               Consolidated and
                                                                 the Company
                                                              ------------------
                                                                 December 31
                                                              ------------------
                                                               1996        1995
                                                              ------      ------
                                                                Adjusted NIS
                                                                in thousands
                                                              ------------------
                  Dovrat, Shrem - Keren Shakim 92 Ltd. -
                      "Keren Shakim" (a)                       2,041      2,041
                  Mahalachim Investment in Technology
                      Ltd. - "Mahalachim"  (b)                 2,995      2,995
                  C.B. Carmel Biosensor Ltd. - "C.B."(c)         757      1,795
                  Industrial Buildings - quoted shares (d)     4,007      4,007
                  Mainsoft Corporation - "Mainsoft"  (e)       1,547
                                                              ------     ------
                                                              11,347     10,838
                                                              ======     ======

            (a) The Company holds 500,000 of the 20,000,000 shares offered by Keren Shakim. The main activity of Keren Shakim is investment in business and securities. Its investments consist mainly of long and medium term investments, primarily in Israel.

            (b) Mahalachim is a venture capital fund. The Company holds shares conferring upon it a 5% holding in this company.

            (c) The Company holds preferred shares convertible into ordinary shares, conferring upon it a 21.26% holding in this company. C.B. is engaged in development of products for measurement of the concentration of glucose in the blood without using the present mechanical methods.

                  In 1995, the Company invested adjusted NIS 1,873,000 in C.B. and in 1996 - adjusted NIS 462,000.

                  At December 31, 1996 and 1995, the investment is presented net of write down of adjusted NIS 2,638,000 and adjusted NIS 1,138,000, respectively, in respect of decline in its value.

            (d) In March 1994, the Company purchased shares conferring upon it 0.2% in Industrial Buildings. The Company does not account for these shares by the equity method because of immateriality (see also note 3b(3)).

            (e) In June 1996, the Company purchased shares conferring upon it 4.3% in Mainsoft. Mainsoft is engaged in the development, production and marketing of software and development tools for developers of software.

                  In December 1996, the Company decided to write down the investment in Mainsoft by approximately adjusted NIS 1,000,000.

NOTE 5 - FIXED ASSETS:
------   ------------

      a. Composition of assets, grouped by major classifications, and changes therein during 1996, are as follows:

                                                              Cost                            Accumulated depreciation
                                    -------------------------------------------------------------------------------------------
                                      Balance at      Additions    In respect of
                                      beginning        during       retirements      Balance       Balance at     Additions
                                       of year        the year       during the       at end        begining        during
                                                                        year         of year        of year        the year
                                    --------------- -------------- -------------- ------------- --------------- ---------------
                                                             Adjusted NIS in thousands
                                    --------------------------------------------------------------------------------------------
Consolidated:
-------------
    Building - leased out
       (including land)                  79,753           4,032          1,736          82,049         15,977           896
    Land and buildings under
       construction                      39,198          23,716                         62,914
    Machinery and equipment                                 405                            405                           39
    Office furniture and
       equipment (including
       computer)                             49              32                             81             11            11
                                        -------         -------        -------         -------        -------       -------
                                        119,000          28,185          1,736         145,449         15,988           946
                                        =======         =======        =======                        =======       =======
    Less - building under
    ----
       construction designated
       for sale                                                                         24,284
                                                                                       -------
                                                                                       121,165
                                                                                       =======
The Company:
------------
    Land and building under
       construction                      39,198          23,716                         62,914
    Machinery and equipment                                 405                            405                           39
    Office furniture and
       equipment (including
       computer)                             49              32                             81             11            11
                                        -------         -------                        -------        -------       -------
                                         39,247          24,153                         63,400             11            50
                                        =======         =======                        =======        =======       =======

                                      Accumulated depreciation
                                    ------------------------------          Depreciated
                                    In respect of                             balance
                                     retirements      Balance               December 31
                                      during the       at end          ---------------------
                                         year         of year          1996             1995
                                    --------------- --------------- -------------  ---------
                                              Adjusted NIS in thousands
                                    --------------------------------------------------------
Consolidated:
-------------
    Building - leased out
       (including land)                     634         16,239          65,810           63,776
    Land and buildings under
       construction                                                     62,914           39,198
    Machinery and equipment                                 39             366
    Office furniture and
       equipment (including
       computer)                                            22              59               38
                                        -------        -------         -------          -------
                                            634         16,300         129,149          103,012
                                        =======        =======                          =======
    Less - building under
    ----



       construction designated
       for sale                                                         24,284
                                                                       -------
                                                                       104,865
                                                                       =======
The Company:
------------
    Land and building under
       construction                                                     62,914           39,198
    Machinery and equipment                                 39             366
    Office furniture and
       equipment (including
       computer)                                            22              59               38
                                                       -------         -------          -------
                                                            61          63,339           39,236
                                                       =======         =======          =======

      b.    The companies' rights in real estate are as follows:

                                                                                 Accumulated
                                                         Cost                   depreciation
                                                    --------------------- --------------------
                                                       December 31               December 31
                                                    --------------------- --------------------
                                                     1996        1995         1996        1995
                                                    --------------------- --------------------
                                                      Adjusted NIS              Adjusted NIS
                                                      in thousands               in thousands
                                                    --------------------- --------------------
      The Company:
      ------------
          Land jointly leased with another
             company for 44 years ending
             October 31, 2037 - the Company's
             share - 70%(1)                         19,108       8,450
          Building under construction,
             jointly owned with an
             interested party and another
             company - the Company's share -
             33%(1)(2)                              43,806      30,748
                                                    -------    -------
             T o t a l - the Company                62,914      39,198
             ---------                              -------    -------
      Merkazim:
      ---------
          Buildings (including under
             construction) on freehold land      (3)33,836      29,820        2,832       2,670
          Buildings jointly owned with
             an interested party - Merkazim's
             share - 50%                             9,489       9,489        2,113       1,953
          Buildings on land leased for
             49 years ending March 24, 2022 -
             80% of lease fees are capitalized      24,238      24,238        6,146       5,776
          Buildings on land leased for
             49 years ending March 31, 2022 -
             80% of lease fees are capitalized                   1,720                      621
          Buildings on land leased for
             49 years ending March 31, 2025 -
             80% of lease fees are capitalized       4,879       4,879        1,282       1,215
          Buildings on land leased for
             49 years ending March 31, 2021          9,607       9,607        3,866       3,742
                                                   -------     -------      -------     -------
             Total - Merkazim                       82,049      79,753       16,239      15,977
             -----                                 -------     -------      -------     -------
             Total - consolidated                  144,963     118,951       16,239      15,977
             -----                                 =======     =======      =======     =======

      (1) As to commitments relating to continuation of construction, see note 7a(1) and (2).

      (2) In February 1997, the Company entered into an agreement with an interested party regarding sale of the Company's share in a building under construction for approximately NIS 70 million. Since the construction has not yet been completed and the eventual costs of completion are not known, it is not possible to estimate the anticipated capital gain the Company will derive from this transaction.

      (3) Including a building under construction the cost of which is adjusted NIS 24,284,000, an agreement for the sale of which adjusted NIS 38 million was signed in December 1996. Since, at December 31, 1996, the conditions for the sale had not all been fulfilled, the subsidiary has not yet recognized the gain on the sale - approximately adjusted NIS 7 million. The building is presented as a current asset in the balance sheet at December 31, 1996, net of the advance received from the purchaser - adjusted NIS 9,459,000.

     The registration of the Company's land in its name in the Land Registry has not yet been completed.

      The buildings of Merkazim are leased out for long periods (up to 8 years); the lessees of some of these buildings have been granted a purchase option realizable during, or at termination of, the lease period.

NOTE 6 - LONG TERM BANK LOANS:
------   ---------------------

      a. The loans are linked to the Israeli CPI and bear interest at the annual rate of 3.25%-4.4%.

      b. The loans mature in the following years after the balance sheet dates:

                                                    Consolidated           The Company
                                                ---------------------- --------------------
                                                     December 31           December 31
                                                ---------------------- --------------------
                                                 1996         1995        1996        1995
                                                ---------- ----------- ----------- --------
                                                   Adjusted NIS               Adjusted NIS
                                                   in thousands               in thousands
                                                ---------------------- --------------------
            First year - current maturities      16,635      13,977      14,984       8,993
                                                -------     -------     -------     -------
            Second year                          18,207      19,858      16,820      14,875
            Third year                           19,889      14,302      18,501       9,320
            Fourth year                           6,332      23,426       4,944      18,443
            Fifth year                            6,332       9,907       4,944       4,924
            Sixth year and thereafter
            (through 2013)                       73,505      65,412      54,336      59,096
                                                -------     -------     -------     -------
                                                124,265     132,905      99,545     106,658
                                                =======     =======     =======     =======
                                                140,900     146,882     114,529     115,651
                                                =======     =======     =======     =======

      c. As to pledges to secure the loans and limitations relating to them, see note 7c.

NOTE 7 - COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT
------   -----------------------------------------------------------------------
         OF LIABILITIES:
         ---------------

      a.    Commitment:
            -----------

            1) In August 1994, the Company and a third party established a joint venture for the erection of an industrial and commercial building on jointly purchased land. The Company's share in the joint venture is 70%. The estimated cost of the erection of the building is approximately $ 10 million, see note 5b.

            2) In 1994, the Company and an interested party acquired 50% of a lot for the purpose of construction of an office building. The Company's share in this land is 33%. The construction was carried out as a joint venture between the parties. The building was sold after December 31, 1996, see note 5b(2).

            3) The Company is committed to invest approximately adjusted NIS 4,976,000 in a joint venture (see also note 3b(7)) with interested parties and others (the Company's share is 10%). The joint venture will acquire land for construction of buildings for lease. The Company's share in the cost of the buildings is approximately $ 30 million.

            4) As to commitment to a related party with respect to land owned by the subsidiary, New Horizon, see note 2b.

      b.    Contingent liabilities:
            -----------------------

            1) The Company and Merkazim have each provided guarantees to secure the long-term bank loans of the other.

            2) The Company has provided a guarantee to a bank to secure a long-term loan received by Merkazim.

            3) In June 1994, the Company received a land appreciation tax assessment in the amount of approximately adjusted NIS 1.9 million in respect of Validor Hotel in Herzlia, held on lease and sub-let to a bank which is an interested party (see also note 10a). In management's opinion, based on the opinion of its legal counsel and on negotiations with the land appreciation tax authroties, the Company will not be subject to the above land appreciation tax; consequently, no provision has been made in respect of this matter.

            4) In March 1995, a lawsuit for commission of approximately adjusted NIS 598,000 in respect of acquisition of real estate was brought against the Company. In management's opinion, this suit is without merit, so that the Company will not incur any expenses in respect thereof.

            5) In view of the negotiations with the income tax authorities regarding deductibility of interest expenses of a subsidiary, a provision in the amount management, based on the opinion of its legal and professional advisors, considers it is likely to pay is included in the accounts. So far, the subsidiary has not received tax assessments.

            6) The Company has provided guarantees for 10% of the debts of an associated Company to banks. The guarantee is limited to adjusted NIS 97,530,000 ($ 30,000,000), see a(3) above.

      c.    Pledge and limitations in respect of liabilities:
            -------------------------------------------------

            1) To secure repayment of long-term and short-term loans from a bank in a total amount at Decmber 31, 1996 of adjusted NIS 105,479,000 - consolidated and adjusted NIS 79,107,000 - the Company, the Company and Merkazim have undertaken the following obligations towards the bank:

                  a) Any amount due the Company or Merkazim from their investment in the associated company Mivnat will be first used to repay the loans.

                  b) The Company's shareholders' equity will not fall below adjusted NIS 60.9 million, the total consolidated liabilities will not go over 3.25 times the shareholders' equity and the annual net income will not fall below an average of adjusted NIS 5.9 million for the three preceding years.

            2) Limitations similar to those mentioned in (1) (b) above, but with different amounts, were also imposed on other shareholders of Mivnat in respect of the loans they received. If they do not uphold the limitations, the lenders will consider it a breach of the terms of the loans by the Company as well.

            3) To further secure repayment of the loans, the Company and Merkazim have mortgaged all their assets and rights in Mivnat.

            4) As security for repayment of short-term bank loans received as part of the bank's financial backing of construction of a building, the Company has pledged its rights in the said building, which is owned jointly with a company which is an interested party and with another company. The balance of the loans at December 31, 1996 is adjusted NIS 350,000.

            5) As security for repayment of short-term bank loans received as part of the bank's financial backing of construction of a building, the Company has pledged its rights in the said building. The balance of the loans at December 31, 1996 is adjusted NIS 6,111,000.

NOTE 8 - SHARE CAPITAL
------   -------------

      Composed at December 31, 1996 and 1995 as follows:

                                               Number of shares          Amount in NIS
                                              -------------------   -----------------------
                                                           Issued                   Issued
                                                            and                      and
                                              Authorized   paid      Authorized      paid
                                              ----------  -------    ----------    --------
            Ordinary shares of NIS 0.001
                par value                     160,000     100,000     160.0000     100.0000
                                              =======     =======     ========     ========
            Deferred shares of NIS 0.0001
                par value*                          3           3       0.0003       0.0003
                                              =======     =======     ========     ========

            * The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

NOTE 9 - TAXES ON INCOME:
------   ----------------

      a.    Measurement of results for tax purposes under the Income Tax
            ------------------------------------------------------------
            (Inflationary Adjustments) Law, 1985 (hereafter - the inflationary
            ------------------------------------------------------------------
            adjustments law)
            ----------------

            Under the inflationary adjustments law - results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. The Company and its Israeli subsidiaries are taxed under this law.

      b.    Deferred income taxes:
            ----------------------

            1) The Company creates deferred taxes in respect of the increase in value of marketable securities. The amount of deferred taxes presented among current liabilities at December 31, 1996 and 1995 is adjusted NIS 884,000 and adjusted NIS 1,106,000, respectively.

            2) Merkazim recognized deferred taxes in its accounts as a non-current liability, in respect of fixed assets, as follows:

                                                             Consolidated
                                                           ----------------
                                                            1996      1995
                                                           -----     ------
                                                             Adjusted NIS
                                                             in thousands
                                                           ----------------
                  Balance at beginning of year              1,053       927
                  Changes during the year -
                      recognized in statement of income       246       126
                                                            -----     -----
                  Balance at end of year                    1,299     1,053
                                                            =====     =====

                  The provisions of Opinion 40 of the Israeli Institute, see c. below, are taken into account in the above computation.

            3) At December 31, 1996, Merkazim created deferred taxes in respect of land appreciation tax paid in 1996 in relation to a building under construction the gain on sale of which will be recognized in 1997, (which are included under current assets), see note 5b(3).

            4)    The deferred taxes are computed at the rate of 36%.

      c.    Undepreciated balance of cost of fixed assets - the portion in
            --------------------------------------------------------------
            respect of which deferred taxes have not been provided
            ------------------------------------------------------

            The balance of undepreciated cost of certain depreciable fixed assets includes the amounts detailed below which will not be allowed for tax purposes by way of depreciation or as cost upon realization of the assets. These amounts are regarded as permanent differences (in respect of which no deferred taxes are to be provided) in accordance with Opinion 40 of the Israeli Institute:

                                                             Consolidated
                                                           ----------------
                                                            1996      1995
                                                           -----     ------
                                                             Adjusted NIS
                                                             in thousands
                                                           ----------------
                  Balance at beginning of year              21,967    22,465
                  Decrease in the above balance due
                      to depreciation charge for the year     (472)     (498)
                                                           -------   -------
                  Balance at end of year                    21,495    21,967
                                                           =======   =======

      d.    Taxes on income included in the income statements:
            --------------------------------------------------

            1)    As follows:

                                                        1996         1995         1994
                                                       ------       ------       ------
                                                           Adjusted NIS in thousands
                                                       --------------------------------
                  Consolidated:
                  -------------
                      Current                          10,318        3,797          611
                      Deferred, see also b. above      (4,576)        (561)       1,870
                                                      -------      -------      -------
                                                        5,742        3,236        2,481
                                                      =======      =======      =======
                  The Company:
                  ------------
                      Current                           5,095        3,244           34
                      Deferred, see also b. above        (222)        (687)       1,793
                                                      -------      -------      -------
                                                        4,873        2,557        1,827
                                                      =======      =======      =======

            Current taxes are computed at the tax rates applicable to companies:
            1996 - 36%; 1995 - 37%; 1994 - 38%.

            2) Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

                                                                               1996         1995         1994
                                                                              ------       ------       ------
                                                                                  Adjusted NIS in thousands
                                                                              --------------------------------
Consolidated:
-------------
    Income before taxes on income as reported in the
       income statements                                                      32,745        8,492        6,255
    Less - share in profits of associated companies                           10,477        3,254        4,002
    ----                                                                     -------      -------      -------
    Balance - income                                                          22,268        5,238        2,253
    -------                                                                  =======      =======      =======
    Theoretical tax expense                                                    8,016        1,938          856
    Increase (decrease) in taxes resulting from permanent
       differences - the tax effect:
       Disallowable deductions                                                 1,911          588          369
       Taxes on dividends received from associated company                     1,652          837          933
       Tax exempt income - decrease in shareholding in associated
           companies following issuance of their shares to a third party      (6,767)        (230)         (19)
       Sundry - net*                                                             930          (63)         870
    Increase in taxes in respect of inflationary deduction
       and tax losses incurred in the reported year for which
       deferred taxes were not provided                                                       166
    Decrease in taxes resulting from utilization, in
       the reported year, of carryforward inflationary
       deduction and tax losses for which deferred taxes
       were not provided in previous years                                                                (528)
                                                                             -------      -------      -------
    Taxes on income for the reported year                                      5,742        3,236        2,481
                                                                             =======      =======      =======
The Company:
------------
    Income before taxes on income, as reported in the
       income statements                                                      31,876        7,813        5,601
    Less - profits of subsidiaries and share in profits of associated
    ----
       companies (1994 - net of losses of subsidiaries)                       10,535        4,046        1,591
                                                                             -------      -------      -------
    Balance - income                                                          21,341        3,767        4,010
    -------                                                                  =======      =======      =======

    Theoretical tax expense                                                    7,683        1,394        1,524
    Increase (decrease) in taxes resulting from permanent
       differences - the tax effect:
       Disallowable deductions                                                 2,372          422
       Taxes on dividends received from associated company                     1,223          656          559
       Tax exempt income - decrease in shareholding in associated
           companies following issuance of their shares to a third party      (6,767)        (230)         (19)
       Sundry - net*                                                             362           59          291
    Increase in taxes in respect of inflationary deduction
       and tax losses incurred in the reported year for which
       deferred taxes were not provided                                                       256
    Decrease in taxes resulting from utilization, in the
       reported year, of carryforward inflationary deduction
       and tax losses for which deferred taxes were not
       provided in previous years                                                                         (528)
                                                                             -------      -------      -------
    Taxes on income for the reported year                                      4,873        2,557        1,827
                                                                             =======      =======      =======

* Resulting mainly from the difference in computation of linkage to the Israeli CPI for financial statement and tax purposes.

      e.    Tax liability relating to long-term lease of buildings
            ------------------------------------------------------

            In March 1993, Merkazim notified the tax authorities that it has leased buildings for a ten year period and that options to extend the leases for a further ten year period or to purchase the property at the end of the original lease period were granted to companies related to the original lessees at the time of signing the leases.

            The Company received a legal opinion stating that the above leases are subject to income tax and not land appreciation tax. Merkazim reported to the tax authorities on this basis.

            Based on the abovementioned legal opinion, management of Merkazim is of the opinion that no additional tax liability will arise in respect of this matter.

      f.    Tax assessments
            ---------------

            The Company has received final tax assessments through tax year
            1984.

            Maoz has received final tax assessments through tax year 1990. Ophir Financing Ltd. has received final tax assessments through tax year 1987. Merkazim has received final tax assessments through tax year 1992. New Horizon has not been assessed for tax purposes since incorporation.


NOTE 10 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES:
-------   ----------------------------------------------------------------------

      a.    Transactions with interested parties and related parties:
            ---------------------------------------------------------

                                                      1996         1995        1994
                                                     ------       ------      ------
                                                         Adjusted NIS in thousands
                                                     -------------------------------
Income (expenses):
------------------
    Consolidated:
    -------------
       Lease fees for buildings - from interested
           parties (1)                                 3,032       2,967       2,938
                                                      ======      ======      ======
       Interest accrued on a capital note of an
           associated company                            170         255         530
                                                      ======      ======      ======

       Management fees from an associated company      1,116         951         693
                                                      ======      ======      ======
       General and administrative expenses:
           Management fees to shareholders
              (2 companies) (3) (4)                     (917)       (921)       (916)
                                                      ======      ======      ======
           Lease fees in respect of Validor
              Hotel in Herzlia (1) (2)                  (154)       (729)       (995)
           Less - income from sublease of the
           ----
              above hotel to a bank - interested
              party (1) (2)                              154         729         995
                                                      ------      ------      ------
                                                       -,-         -,-         -,-
                                                      ======      ======      ======
       Financial expenses - to a bank -
           interested party - net                       (311)       (131)         (1)
                                                      ======      ======      ======

                                                           1996       1995      1994
                                                          ------     ------    ------
                                                           Adjusted NIS in thousands
                                                          ---------------------------
The Company:
------------
    Interest accrued on a capital note of an
       associated company                                   170        255       530
                                                          =====      =====      ====
    Management fees from a subsidiary and an
       associated company                                 1,031      1,034       688
                                                          =====      =====      ====

    General and administrative expenses:
       Lease fees in respect of Validor
           Hotel in Herzlia (1) (2)                        (154)      (729)     (955)
       Less - income from sublease of the above
       ----
           hotel to a bank - interested party (1) (2)       154        729       955
                                                          -----      -----      ----
                                                           -,-        -,-        -,-
                                                          =====      =====      ====
    Financial expenses - to a bank -
       interested party - net                              (311)      (131)      (17)
                                                          =====      =====      ====

      (1) In management's opinion, the lease fees are similar to those generally prevailing for similar leases.

      (2)   See also note 7b(3).

      (3)   See note 1a(1).

      (4) The management fees are paid at the end of each quarter in a fixed amount linked to the Israeli CPI in accordance with a shareholders' agreement.

            b.    Balances:
                  ---------

                  1)    Current receivables:
                        --------------------

                        a) Cash and cash equivalents in a bank which is an interested party amount to adjusted NIS 28,000 and adjusted NIS 874,000 at December 31, 1996 and 1995, respectively - consolidated and the Company.

                        b)    Loans receivable from associated companies (the
                              -----------------------------------------------
                              Company - and from subsidiaries):
                              ---------------------------------

                              At December 31, 1996 and 1995, the loans are linked to the Israeli CPI and bear interest at the annual rates of 0%-4%, and are composed as follows:

                                                           Consolidated          The Company
                                                         ---------------       ---------------
                                                           December 31           December 31
                                                         ---------------       ---------------
                                                         1996       1995       1996       1995
                                                         ----       ----       ----       ----
                                                               Adjusted NIS in thousands
                                                         -------------------------------------
                               Associated companies      8,989      8,312      8,989      8,312
                               Subsidiaries                                   41,694     45,606
                                                         -----      -----     ------     ------



                                                         8,989      8,312     50,683     53,918
                                                         =====      =====     ======     ======

      2)    Capital notes from shareholders
            -------------------------------

            The capital notes are unlinked and bear annual interest of NIS 1.

            The capital notes were repaid on January 1, 1997, therefore, they are presented among current assets in the balance sheet at December 31, 1996.

      3)    Current liabilities:
            --------------------

            a)    Short-term loans from shareholders
                  ----------------------------------

                  The loans at December 31, 1996 and 1995 are linked to the Israeli CPI and bear interest at the annual rate of 2.9% or 4%.

            b) As to the land designated for building - jointly owned with an interested party, see note 5.

            c) As to investments in associated companies, some of which are interested parties, see note 3.

            d)    As to investments in quoted shares of an interested party, see note 12a.

NOTE 11 - LINKAGE OF MONETARY BALANCES:
-------   -----------------------------

              a.    As follows:

                                                                December 31, 1996                    December 31, 1995
                                                       -----------------------------------  ------------------------------------
                                                          In, or   Linked to the              In, or    Linked to the
                                                          linked      Israeli     Unlinked    linked       Israeli     Unlinked
                                                         to, the        CPI                   to, the        CPI
                                                       U.S. dollar                          U.S. dollar
                                                       ----------- -------------  --------  ----------- -------------  ---------
                                                            Adjusted NIS in thousands            Adjusted NIS in thousands
                                                       -----------------------------------  ------------------------------------
Consolidated:
-------------
    Assets:
    -------
       Current assets:
          Cash and cash equivalents                        1,587                      383                                 929
          Short-term loans receivable from associated
             companies                                                  8,988                               8,312
          Short-term investments                                                    5,222                               7,708
          Accounts receivable                                             417       2,762                     294         427
       Capital notes from shareholders (including
           amount presented among current assets)                                   8,000                               8,847
                                                         -------      -------     -------                 -------     -------
                                                           1,587        9,405      16,367                   8,606      17,911
                                                         =======      =======     =======                 =======     =======
    Liabilities:
    ------------
       Current liabilities:
           Short-term bank credit                                                  25,531                              19,133
           Short-term loans from shareholders                          34,894                              28,749
           Accounts payable and accruals                       3        7,725       3,770          39                   2,529
       Payables in respect of acquisition of land -
           business inventory                                          11,004
       Long-term bank loans (including current
           maturities)                                                140,900                             146,882
                                                         -------      -------     -------     -------     -------     -------
                                                               3      194,523      29,301          39     175,631      21,662
                                                         =======      =======     =======     =======     =======     =======

                                                                December 31, 1996                    December 31, 1995
                                                       -----------------------------------  ------------------------------------
                                                          In, or   Linked to the              In, or    Linked to the
                                                          linked      Israeli     Unlinked    linked       Israeli     Unlinked
                                                         to, the        CPI                   to, the        CPI
                                                       U.S. dollar                          U.S. dollar
                                                       ----------- -------------  --------  ----------- -------------  ---------
                                                            Adjusted NIS in thousands            Adjusted NIS in thousands
                                                       -----------------------------------  ------------------------------------
The Company:
------------
    Assets:
    -------
       Current assets:
           Cash and cash equivalents                       1,587                     373                                 905
           Short-term loans receivable from associated
              companies and from subsidiaries                         50,683                              53,918
           Short-term investments                                                  5,222                               7,708
           Accounts receivable                                                     1,021                     294         244
       Capital notes from shareholders (including amount
           presented among current assets)                                         8,000                               8,847
                                                         -------     -------     -------                 -------     -------
                                                           1,587      50,683      14,616                  54,212      17,704
                                                         =======     =======     =======                 =======     =======
    Liabilities:
    ------------
       Current liabilities:
           Short-term bank credit                                                 25,177                              19,130
           Short-term loans from shareholders                         34,894                              28,749
           Accounts payable and accruals                       3          63       3,770          28                     940
       Long-term bank loans (including current maturities)           114,529                             115,651
                                                         -------     -------     -------     -------     -------     -------
                                                               3     149,486      28,947          28     144,400      20,070
                                                         =======     =======     =======     =======     =======     =======

      b.    Data regarding the exchange rate and the Israeli CPI:
            -----------------------------------------------------

                                                Exchange rate       Israeli
                                                 of one U.S.          CPI*
                                                    dollar
                                                -------------     -------------
            At end of year:
            ---------------
                1996                             NIS 3.251        346.5 points
                1995                             NIS 3.135        313.3 points
                1994                             NIS 3.018        289.8 points
                1993                             NIS 2.986        253.2 points
            Increase during the year:
            -------------------------
                1996                                 3.7%          10.6%
                1995                                 3.9%           8.1%
                1994                                 1.1%          14.5%

            * Based on the index for the month ending on each balance sheet date, on the basis of 1987 average = 100.

NOTE 12 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:
-------   ----------------------------------------------

      Balance sheets:
      ---------------

                                                    Consolidated           The Company
                                                 --------------------------------------
                                                    December 31            December 31
                                                 --------------------------------------
                                                  1996       1995       1996       1995
                                                  ----       ----       ----       ----
                                                   Adjusted NIS          Adjusted NIS
                                                   in thousands          in thousands
                                                 --------------------------------------
      a. Short-term investments:
         -----------------------
             DSP Group, Inc. - quoted shares      5,126      7,566      5,126      7,566
             Quoted shares of an interested
                party                                96        142         96        142
                                                 ------     ------     ------     ------
                                                  5,222      7,708      5,222      7,708
                                                 ======     ======     ======     ======
      b. Accounts receivable:
         --------------------
             Associated companies                   627        294        627        294
             Other                                2,552        427        394        244
                                                 ------     ------     ------     ------
                                                  3,179        721      1,021        538
                                                 ======     ======     ======     ======
      c. Bank credit:
         ------------
             Short-term credit*                  25,531     19,133     25,177     19,130
             Current maturities of long-term
                loans, see note 6                16,635     13,977     14,984      8,993
                                                 ------     ------     ------     ------
                                                 42,166     33,110     40,161     28,123
                                                 ======     ======     ======     ======

              * The interest rate as at December 31, 1996 is 15.2%.

      d.    Concentrations of credit risks
            ------------------------------

            At December 31, 1996 and 1995, the group held cash and cash equivalents in the total amount of adjusted NIS 1,970,000 and adjusted NIS 929,000 respectively, all of which were deposited with Israeli banks. Therefore the Company does not anticipate losses in respect of these items.

      e.    Fair value of financial instruments
            -----------------------------------

            The financial instruments of the group consist of non-derivative assets: cash and cash equivalents, short-term loans granted to associated companies, short-term investments accounts receivable, capital notes from shareholders and non-derivative liabilities: short-term bank credit, short-term loans from shareholders, accounts payable and accruals, payables in respect of acquisition of land - business inventory and long-term bank loans. In view of their nature, the fair value of financial instruments included in the working capital of the group is usually identical or close to their carrying value. The fair value of long-term bank loans also approximates the carrying value, since they bear interest at rates close to prevailing market rates.

      Income statements
      -----------------

      f.    Financial expenses - include financial expenses in respect of
            ------------------
            long-term loans, as follows:

                                     December 31
                              ------------------------
                              1996      1995      1994
                              ----      ----      ----
                              Adjusted NIS in thousands
                              -------------------------
             Consolidated     6,008     5,888     6,062
                              =====     =====     =====
             The Company      4,852     4,635     4,003
                              =====     =====     =====

NOTE 13 - NOMINAL DATA OF THE COMPANY:
-------   ----------------------------

      a.    Balance sheet data:
            -------------------

                                                                 Nominal NIS
                                                                 in thousands
                                                               ----------------
                                                                  December 31
                                                               ----------------
                                                               1996        1995
                                                               ----        ----
                           Assets
                           ------
      Current assets:
      ---------------
          Cash and cash equivalents                            1,960         818
          Short-term loans receivable from associated
             companies and subsidiaries                       50,683      48,756
          Short-term investments                               5,222       6,970
          Accounts receivable                                  1,021         487
          Capital notes from shareholders                      8,000
                                                             -------     -------
                                                              66,886      57,031
                                                             -------     -------
      Investments:
      ------------
          Associated companies                               139,557    *121,989
          Other companies                                      8,213       7,793
          Capital notes from shareholders                                  8,000
                                                             -------     -------
                                                             147,770     137,782
                                                             -------     -------
      Fixed assets, net of accumulated depreciation           59,140      33,508
      ------------                                           =======     =======
                                                             273,796     228,321
                                                             =======     =======

                    Liabilities and shareholders' equity
                    ------------------------------------
      Current liabilities:
      --------------------
          Bank credit                                         40,161      25,431
          Short-term loans from shareholders                  34,894      25,997
          Accounts payable and accruals                        3,971         875
          Deferred income taxes                                  884       1,000
                                                             -------     -------
                                                              79,910      53,303
                                                             -------     -------
      Long-term liabilities:
      ----------------------
          Bank loans (net of current maturities)              99,545      96,447
          Excess of Company share in losses of subsidiaries
             over the investment therein                      26,304      22,210
                                                             -------     -------
                                                             125,849     118,657
                                                             =======     =======
                 T o t a l  liabilities                      205,759     171,960
                 ---------                                   -------     -------
      Shareholders' equity, see c. below                      68,037     *56,361
      ---------------------                                   ------     -------
                                                             -------     -------
                                                             273,796     228,321
                                                             =======     =======

                            * Restated, see note 1m.

      b.    Operating results data:
            -----------------------

                                                                       Nominal NIS in thousands
                                                                   -------------------------------
                                                                    1996        1995         1994
                                                                   ------      -----        ------
      Revenues and gains:
      -------------------
          Share in profits of associated companies - net            7,723     **2,177          684
          Gain on dilution of holding in associated companies
             resulting from sale and issuance of shares to a
             third party - net                                     18,356       1,160
          Gain from increase in value of quoted shares, which
             were stated at cost in the past                                                 5,443
          Gain from sale and increase in value of investments
             in associated companies                               12,883
          Gain from sale and increase in value of quoted
             shares - net                                                       8,078           13
          Dividend received from another company                      104         241
          Management fees from associated companies and
             from a subsidiary                                        994         896          555
                                                                  -------     -------      -------
                                                                   40,060      12,552        6,695
                                                                  -------     -------      -------
      Expenses and losses:
      --------------------
          Losses of subsidiaries - net                              4,082       2,353       15,749
          Loss on dilution of holding in an associated
             company resulting from issuance of shares
             to a third party - net                                                             30
          Write-down of investment in other companies               2,500       1,000
          General and administrative expenses                         432         316          405
          Loss from decrease in value of quoted shares              1,748
          Financial expenses - net                                 14,622      10,315        3,007
                                                                  -------     -------      -------
                                                                   23,384      13,984       19,191
                                                                  =======     =======      =======
      Income (loss) before taxes on income                         16,676      (1,432)     (12,496)
      ------------------------------------
      Taxes on income                                               5,000       2,500        1,500
      ---------------                                             -------     -------      -------
      Net income (loss) for the year - nominal                     11,676      (3,932)     (13,996)
      ------------------------------                              =======     =======      =======

      c.    Changes in shareholders' equity:
            --------------------------------

                                                     Nominal NIS in thousands
                                          -----------------------------------------------
                                            Share        Capital     Retained
                                           capital       surplus     earnings      Total
                                          -----------  ----------- ------------  --------
      Balance at January 1, 1994              *          31,084       43,205       74,289
      --------------------------
      Changes during 1994 - loss                                     (13,996)     (13,996)
      --------------------------          ---------     -------      -------      -------
      Balance at December 31, 1994            *          31,084       29,209       60,293
      ----------------------------
      Changes during 1995 - loss                                    **(3,932)    **(3,932)
      --------------------------          ---------     -------      -------      -------
      Balance at December 31, 1995            *          31,084       25,277       56,361
      ----------------------------
      Changes during 1996- net income                                 11,676       11,676
      -------------------------------     ---------     -------      -------      -------
      Balance at December 31, 1996            *          31,084       36,953       68,037
      ----------------------------        =========     =======      =======      =======

            *  Represents an amount less than nominal NIS 1,000.
            ** Restated, see note 1m.

NOTE 14 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
-------   ----------------------------------------------------

            a.    General:
                  --------

                  1) As stated in note 1b, the primary financial statements of the Company are drawn up in Israeli currency adjusted for the changes in the Israeli CPI.

                        For incorporation in the financial statements of the Company's U.S. shareholder, Ampal-American Israel Corporation ("Ampal"), the Company also prepared these special condensed consolidated financial statements (hereafter - the special statements), see below.

                  2) Through December 31, 1992, Ampal translated the nominal Israeli currency data of the Company on the basis of which the primary financial statements were prepared into dollars for the purpose of inclusion in its financial statements. The translation was made in accordance with the principles of remeasurement set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States ("FASB") for entities operating in a highly inflationary economy.

                        The rate of inflation in Israel has decreased considerably in recent years. In view of the above, in 1993, Ampal decided that translation into dollars should be made in accordance with the principles applicable to economies no longer considered highly inflationary.

                  3) These special statements have been prepared for the purpose of translation into dollars and inclusion in the Ampal consolidated financial statements in accordance with instructions of Ampal, as follows:

                        (a) The special statements are drawn up in Israeli currency (NIS) terms.

                        (b) For determining the applicable Israeli currency balances as of January 1, 1993, non-monetary assets and shareholders' equity items at December 31, 1992 were remeasured into dollars and translated into Israeli currency at the dollar exchange rate as of that date ($1 = NIS 2.764).

                        (c) Transactions that took place after January 1, 1993 are reflected in the special statements in their original nominal NIS values.

                        (d) The financial data of associated companies, the financial statements of which are drawn up in dollars, were translated into Israeli currency at the exchange rate at December 31 of each year.

                  4) For the convenience of Ampal, these special statements have been translated into dollars in accordance with the principles set forth in Statement No. 52 of the FASB.

      b.    Following are the special statements:

            1)    Consolidated balance sheets at December 31, 1996 and 1995:
                  ----------------------------------------------------------

                                                                            Translated into
                                                                             U.S. dollars,
                                                  New Israeli shekels       see a(4) above
                                                  -------------------       -----------------
                                                      December 31              December 31
                                                  -------------------       -----------------
                                                    1996        1995        1996        1995
                                                  --------    --------    --------    --------
                                                      In thousands            In thousands
                                                  --------------------    ------- ------------
         Assets
         ------
Current assets:
---------------
    Cash and cash equivalents                       1,970         840         606         268
    Short-term loans receivable from
       associated companies                         8,988       7,516       2,765       2,398
    Short-term investments                          5,222       6,970       1,606       2,223
    Accounts receivable                             3,179         652         978         208
    Building under construction, net of
       advances from purchaser                     10,465                   3,219
    Capital notes from shareholder                  8,000                   2,461
    Deferred income taxes                           4,600                   1,415
                                                  -------     -------     -------     -------
                                                   42,424      15,978      13,050       5,097
                                                  -------     -------     -------     -------
Investments:
------------
    Associated companies                          171,594    *154,291      52,782     *49,216
    Other companies                                 8,213       7,793       2,526       2,486
    Capital notes from shareholders                             8,000                   2,552
                                                  -------     -------     -------     -------
                                                  179,807     170,084      55,308      54,254
                                                  -------     -------     -------     -------
Fixed assets, net of accumulated depreciation      82,259      61,192      25,303      19,519
------------                                      =======     =======     =======     =======
                                                  304,490     247,254      93,661      78,870
                                                  =======     =======     =======     =======
     Liabilities and shareholders' equity
     ------------------------------------
Current liabilities:
--------------------
    Bank credit                                    42,166      29,940      12,970       9,551
    Short-term loans from shareholders             34,894      25,997      10,733       8,293
    Accounts payable and accruals                  11,644       2,322       3,580         741
    Payables in respect of acquisition of
       land - business inventory                   11,004                   3,385
    Deferred income taxes                             884       1,000         272         319
                                                  -------     -------     -------     -------
                                                  100,592      59,259      30,940      18,904
                                                  -------     -------     -------     -------
Long-term liabilities:
----------------------
    Bank loans (net of current maturities)        124,265     120,181      38,223      38,335
    Deferred income taxes                           7,947       1,799       2,447         574
                                                  -------     -------     -------     -------
                                                  132,212     121,980      40,670      38,909
                                                  =======     =======     =======     =======
       Total liabilities                          232,804     181,239      71,610      57,813
       -----------------
Shareholders' equity                               71,686     *66,015      22,051     *21,057
--------------------                              -------     -------     -------     -------
                                                  304,490     247,254      93,661      78,870
                                                  =======     =======     =======     =======

      * Restated, see note 1m.

            2)    Consolidated income statements for 1996, 1995 and 1994:
                  -------------------------------------------------------

                                                                                       Translation into U.S. dollars
                                                     New Israeli shekels                      see a(4) above
                                               -------------------------------       --------------------------------
                                               1996         1995         1994         1996         1995         1994
                                              ------       ------       ------       ------       ------       ------
                                                        In thousands                           In thousands
                                              --------------------------------       --------------------------------
Revenues and gains:
-------------------
    From lease of buildings                    5,072        4,453        4,196        1,591        1,438        1,397
    Share in profits of associated
       companies - net                         9,773       *2,774        1,601        2,264         *169          919
    Gain on dilution of holding in
       an associated companies resulting
       from sale and issuance of shares
       to a third party - net                 30,395        1,160                     9,536          385
    Gain from increase in value of
       quoted shares, which were
       stated at cost in the past                                        5,443                                  1,808
    Gain from sale and increase in
       value of quoted shares - net                         8,078           13                     2,682            4
    Dividend received from another
       company                                   104          241                        33           80
    Management fees from
       associated companies                    1,074          100          559          337           33          186
                                             -------      -------      -------      -------      -------      -------
                                             -------      -------      -------      -------      -------      -------
                                              46,418       16,806       11,812       13,761        4,787        4,314
                                             -------      -------      -------      -------      -------      -------
Expenses and losses:
--------------------
    Depreciation of buildings                                  15          349                         5          116
    Loss from decrease in value of
       quoted shares                           1,748                                    549
    Loss on dilution of holding in
       an associated company resulting
       from issuance of shares to
       a third party - net                                                  30                                     10
    Write-down of investment in
       other companies                         2,500        1,000                       784          331
    General and administrative expenses        2,100        1,477        1,561          659          490          518
    Financial expenses - net                  22,762       16,008       21,709        7,141        5,327        7,210
                                             -------      -------      -------      -------      -------      -------
                                             -------      -------      -------      -------      -------      -------
                                              29,110       18,500       23,649        9,133        6,153        7,854
                                             =======      =======      =======      =======      =======      =======
Income (loss) before taxes on income          17,308       (1,694)     (11,837)       4,628       (1,366)      (3,540)
------------------------------------
Taxes on income                              (11,637)      (3,000)      (1,946)      (3,651)        (953)        (646)
---------------                              -------      -------      -------      -------      -------      -------
                                             -------      -------      -------      -------      -------      -------
Loss for the year                              5,671       (4,694)     (13,783)         977       (2,319)      (4,186)
-----------------                            =======      =======      =======      =======      =======      =======

      * Restated, see note 1m.

      3)    Statements of changes in shareholders' equity for the years ended
            -----------------------------------------------------------------
            December 31, 1996, 1995 and 1994:
            ---------------------------------

                                                                  New Israeli shekels
                                             -------------------------------------------------------
                                              Share            Share          Retained
                                              capital         premium         earnings        Total
                                             ---------       ---------       ----------      -------
                                                                     In thousands
                                             -------------------------------------------------------
      Balance at January 1, 1994                  434          31,220          52,838         84,492
      --------------------------
      Changes during 1994 - loss                                              (13,783)       (13,783)
      -------------------                     -------         -------         -------        -------
      Balance at December 31, 1994                434          31,220          39,055         70,709
      ----------------------------
      Changes during 1995 - loss                                              *(4,694)       *(4,694)
      --------------------------              -------         -------         -------        -------
      Balance at December 31, 1995                434          31,220          34,361         66,015
      ----------------------------
      Changes during 1996 - net income                                          5,671           5,671
      --------------------------------        -------         -------         -------        -------
      Balance at December 31, 1996                434          31,220          40,032         71,686
      ----------------------------            =======         =======         =======        =======

            * Restated, see note 1m.

                                                          Translated into U.S. dollars, see a(4) above
                                            ---------------------------------------------------------------------
                                             Share        Share        Retained        Translated        Total
                                            capital      premium       earnings       differences
                                            ----------- ------------- ---------------------------- --------------
                                                                     In thousands
                                            ---------------------------------------------------------------------
      Balance at January 1, 1994              157         10,477         17,537            (532)         27,639
      --------------------------
      Changes during 1994:
      --------------------
          Loss                                                           (4,186)                         (4,186)
          Translation differences                                                           (24)            (24)
                                          -------        -------        -------         -------         -------
      Balance at December 31, 1994            157         10,477         13,351            (556)         23,429
      ----------------------------
      Changes during 1995:
      --------------------
          Loss                                                          *(2,319)                        *(2,319)
          Translation differences                                                           (53)            (53)
                                          -------        -------        -------         -------         -------
      Balance at December 31, 1995            157         10,477         11,032            (609)         21,057
      ----------------------------
      Changes during 1996:
      --------------------
          Net income                                                        977                             977
          Translation differences                                                            17              17
                                          -------        -------        -------         -------         -------
      Balance at December 31, 1996            157         10,477         12,009            (592)         22,051
      ----------------------------        =======        =======        =======         =======         =======

            * Restated, see note 1m.

            4)    Reconciliation of nominal/historical net income and
                  ---------------------------------------------------
                  shareholders' equity under Israeli generally accepted
                  -----------------------------------------------------
                  accounting principles (GAAP) to U.S. GAAP:
                  ------------------------------------------

                                                                                        New Israeli shekels
                                                                                 ----------------------------------
                                                                                   1996         1995         1994
                                                                                 --------     --------     --------
                                                                                            In thousands
                                                                                 ----------------------------------
                  (a)  Net income (loss) for the year:
                       -------------------------------
                           Net income (loss) - historical/nominal
                              amount (see note 13)                                11,676       *(3,932)    (13,996)
                                                                                 -------      --------     -------
                           Reconciliation to U.S. GAAP - effect of
                              application of principles applicable
                              to economies no longer considered
                              highly inflationary:
                           Depreciation                                             (405)         (384)       (339)
                           Share in profits of associated companies                1,193          (378)        552
                           Deferred income taxes                                  (6,793)
                                                                                 -------      --------     -------
                                                                                  (6,005)         (762)        213
                                                                                 =======      ========     =======
                       Net income (loss) for the year, as per (2) above            5,671       *(4,694)    (13,783)
                                                                                 =======      ========     =======
                  (b)  Shareholders' equity at December 31, 1996,
                       ------------------------------------------
                           1995 and 1994:
                           --------------
                           Shareholders' equity - historical/ nominal
                              amount (see note 13)                                68,037       *56,361      60,293
                           Reconciliation to U.S. GAAP:
                              Effect, at beginning of year, of application
                              of principles applicable to economies no
                              longer considered highly inflationary                9,654        10,416      10,203
                              Effect of reconciliation of net income for the
                                  year to U.S. GAAP (see(a) above)                (6,005)         (762)        213
                                                                                 -------      --------     -------
                           Shareholders' equity, as per (3) above                 71,686        66,015      70,709
                                                                                 =======      ========     =======

                           * Restated, see note 1m.

                                 ---------------
                            -------------------------
                                 ---------------

                          ORLITE INDUSTRIES (1959) LTD


                              FINANCIAL STATEMENTS
                               at 31 December 1996

                          ORLITE INDUSTRIES (1959) LTD


                              FINANCIAL STATEMENTS
                               at 31 December 1996


                In New Israeli Shekels adjusted to December 1996

                                    CONTENTS

                                                                     Page
                                                                     ----

         Auditors' Report                                             331


         Balance Sheets                                               332
         at 31 December 1996 and 1995


         Statements of Income
         for the years 1996, 1995 and 1994                            333


         Statement of Changes in Shareholders' Equity
         for the three years ended 31 December 1996                   334


         Statements of Cash Flows
         for the years 1996, 1995 and 1994                            335


         Notes to the Financial Statements                            337-349

         Statements in Nominal Amounts                                350-352

Certified Public Accountants

27-29 Hamered St.                  P.O. Box 50180             Tel: 972-3-5140808
68125 Tel-Aviv                     61500 Tel-Aviv                  972-3-5192555
Israel                             Israel                     Fax: 972-3-5101918
                                                                   972-3-5175280



                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          ORLITE INDUSTRIES (1959) LTD


We have audited the balance sheets of Orlite Industries (1959) Ltd (hereinafter
- the Company) at 31 December 1996 and 1995 and the related statements of income, shareholders' equity and cash flows for each of the three years ended 31 December 1996, 1995 and 1994, expressed in New Israeli Shekels (hereinafter
NIS). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the US These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company at 31 December 1996 and 1995 and the results of its operations, the changes in shareholders' equity and cash flows for each of the three years ended 31 December 1996, 1995 and 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

Also, in our opinion, based on our audit, the financial statements of the company, on the basis of historical cost convention, present fairly the financial position of the Company at 31 December 1996 and 1995 and the results of its operations, the changes in shareholders' equity for each of the three years ended 31 December 1996, 1995 and 1994, in conformity with accounting principles generally accepted in Israel, consistently applied.

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



/s/Braude Bavly
BRAUDE BAVLY CPA

24 February 1997

                          ORLITE INDUSTRIES (1959) LTD

                                 BALANCE SHEETS
                          AT 31 DECEMBER 1996 and 1995
                        In NIS adjusted to December 1996

                                                                                 31 December
                                                             Note            1996            1995
Current assets
Cash and cash equivalents                                     3            1,527,850       11,723,988
Short-term deposits                                           4           14,942,577             --
Trading securities                                                         6,214,942          296,185
Accounts receivable - customers                               5           10,966,965       15,374,566
Inventories and work in process, net of
customers' process payments                                   6            5,985,261        7,505,858
Debtors and debit balances                                    7              401,173          811,266
                                                                          ----------       ----------
                                                                          40,038,768       35,711,863
                                                                          ----------       ----------
Severance pay fund, net of severance pay provision            8               44,200          455,068
                                                                          ----------       ----------

Investments and long-term receivables                         9            1,827,177        1,509,731
                                                                          ----------       ----------

Long-term deposits                                                              --         14,800,837
                                                                          ----------       ----------

Property, plant and equipment                                10           30,824,667       25,129,916
                                                                          ----------       ----------
                                                                          ----------       ----------

                                                                          72,734,812       77,607,415
                                                                          ==========       ==========
Current liabilities
Current maturities of long-term loans                                        770,106          780,196
Suppliers, employees and others                              11            7,983,136       13,467,722
Advances from customers                                       6            1,383,146        4,292,613
                                                                          ----------       ----------
                                                                          10,136,388       18,540,531
                                                                          ----------       ----------

Long-term loans                                              12              310,213        1,115,750
                                                                          ----------       ----------

Deferred income taxes, net                                  18B            2,250,000        2,543,509
                                                                          ----------       ----------
Shareholders' equity
Share capital                                                13           28,219,732       28,219,732
Share premium                                                             16,475,998       16,475,998
Capital fund                                                                 532,667          532,667
Retained earnings                                                         14,809,814       10,179,228
                                                                          ----------       ----------
                                                                          60,038,211       55,407,625
                                                                          ----------       ----------
                                                                          ----------       ----------

                                                                          72,734,812       77,607,415
                                                                          ==========       ==========

          /s/Uri Levitt                      /s/Shimon Shaham
          -------------------------          --------------------------
          Uri Levitt                         Shimon Shaham
          Chairman of the Board              General Manager

Date of approval of the financial statements - 24 February 1997

    The accompanying notes are an integral part of the financial statements

                          ORLITE INDUSTRIES (1959) LTD
                              STATEMENTS OF INCOME
                       For the years 1996, 1995 and 1994
                        In NIS adjusted to December 1996

                                                         Note         1996             1995            1994

Sales
Local                                                              63.731,692       78,781,043       72,911,606
Export                                                              1,825,345        1,349,952          677,847
                                                                  -----------      -----------      -----------
                                                                   65,557,037       80,130,995       73,589,453
Cost of sales                                              14      52,964,715       61,376,098       55,176,500
                                                                  -----------      -----------      -----------
Gross profit                                                       12,592,322       18,754,897       18,412,953
                                                                  -----------      -----------      -----------
Selling and marketing expenses                             15       2,244,910        2,355,028        2,739,064
General and administrative expenses                        16       4,432,633        4,494,258        4,971,735
                                                                  -----------      -----------      -----------
                                                                    6,677,543        6,849,286        7,710,799
                                                                  -----------      -----------      -----------
                                                                  -----------      -----------      -----------
Income from ordinary operations                                     5,914,779       11,905,611       10,702,154
                                                                  -----------      -----------      -----------
Financing income (expenses), net                                      879,400          136,826           36,791
Gain (loss) from trading securities                                   426,848            2,973       (2,957,579)
                                                                  -----------      -----------      -----------
                                                                    1,306,248          139,799       (2.920,788)
                                                                  -----------      -----------      -----------
                                                                  -----------      -----------      -----------
Income from operations after financing income                       7,221,027       12,045,410        7,781,366
Gain (loss) from other income                              17         (30,127)          79,557            4,413
                                                                  -----------      -----------      -----------
Income from operations before taxes on income                       7,190,900       12,124,967        7,785,779
Taxes on income                                            18       2,616,654        5,094,250        4,214,060
                                                                  -----------      -----------      -----------
Net income after taxes on income                                    4,574,246        7,030,717        3,571,719
                                                                  -----------      -----------      -----------
Company's share in net income
(losses) of an affiliated company                                     261,830          (91,389)        (597,744)
Amortization of the debit differential of an
affiliated company                                                   (205,490)            --               --
                                                                  -----------      -----------      -----------
                                                                       56,340          (91,389)         597,744
                                                                  ===========      ===========      ===========
Net income for the year                                             4,630,586        6,939,328        2,973,975
                                                                  ===========      ===========      ===========

Income for NIS I par value of share capital
Net income for the year                                                  0.37             0.57             0.25
                                                                  ===========      ===========      ===========
Number of shares for calculation
of income per share                                        13      12,085,000       12,085,000       12,085,000
                                                                  ===========      ===========      ===========

     The accompanying notes are an integral part of the financial statements

                          ORLITE INDUSTRIES (1959) LTD
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED 31 DECEMBER, 1996
                        In NIS adjusted to December 1996

                                      Share           Share            Capital        Retained
                                      capital        premium            fund          earnings          Total
Balance at 1 January 1994           23,327,038       6,552,757            --         7,195,408       37,075,203

Conversion of options
into share capital                   4,892,694       9,923,241            --              --         14,815,935

Bonus shares to employees                                              532,667            --            532,667

Net income for the year - 1994            --              --                         2,973,975        2,973,975

Dividend paid                             --              --              --        (3,611,871)      (3,611,871)
                                    ----------      ----------         -------      ----------       ----------

Balance at 1 January 1995           28,219,732      16,475,998         532,667       6,557,512       51,785,909

Net income for the year - 1995            --              --              --         6,939,328        6,939,328

Dividend paid                             --              --              --        (3,317,612)      (3,317,612)
                                    ----------      ----------         -------      ----------       ----------
Balance at 1 January 1996           28,219,732      16,475,998         532,667      10,179,228       55,407,625

Net income for the year - 1996            --              --              --         4,630,586        4,630,586
                                    ----------      ----------         -------      ----------       ----------

Balance at 31 December 1996         28,219,732      16,475,998         532,667      14,809,814       60,038,211
                                    ==========      ==========         =======      ==========       ==========

     The accompanying notes are an integral part of the financial statements

                          ORLITE INDUSTRIES (1959) LTD
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS 1996, 1995 AND 1994
                        In NIS adjusted to December 1996

                                                                  1996             1995                1994
Cash flows from operating activities

Net income                                                        4,630,586         6,939,328         2,973,975
Adjustments required to reflect the cash flows
from operating activities (schedule) *                              891,004        (1,626,768)        8,204,265
                                                                ------------       ----------       ------------
Net cash provided by operating activities                         5,521,590         5,312,560        11,178,240
                                                                ------------       ----------       ------------

Cash flows from investment activities
Short-term deposits                                                       -         7,613,049        (4,705,274)
Trading securities, net                                          (5,692,633)        8,404,887         1,397,691
Long-term deposits                                                        -                 -       (14,409,498)
An affiliated company                                                     -           709,193        (2,929,896)
Limited partnership                                                (243,825)                -                 -
Acquisition of property, plant
and equipment                                                    (9,142,263)       (6,255,156)       (2,515,690)
Realization of property, plant
and equipment                                                       191,384           150,755            46,481
                                                                ------------       ----------       ------------
Net cash provided by (used in) investment
activities                                                      (14,887,337)       10,622,728       (23,116,186)
                                                                ------------       ----------       ------------

Cash flows from financing activities

Dividend paid                                                             -        (6,929,483)                -
Proceeds from exercise of option notes                                    -                 -        14,815,935
Repayment of long-term loans                                       (830,391)         (868,192)         (765,911)
                                                                ------------       ----------       ------------
Net cash provided by (used in) financing
activities                                                         (830,391)       (7,797,675)       14,050,024
                                                                ------------       ----------       ------------

Increase (decrease) in cash
and cash equivalents                                            (10,196,138)        8,137,613         2,112,078

Balance of cash and cash equivalents
at the beginning of the year                                     11,723,988         3,586,375         1,474,297
                                                                ------------       ----------       ------------

Balance of cash and cash equivalents
at the end of the year                                            1,527,850        11,723,988         3,586,375
                                                                ===========        ==========       ===========

     The accompanying notes are an integral part of the financial statements

                          ORLITE INDUSTRIES (1959) LTD
                            STATEMENTS OF CASH FLOWS
                       For the years 1995, 1994 and 1993
                        In NIS adjusted to December 1995

Schedule - Adjustments required to reflect the cash flow from operating activities

                                                         1996            1995           1994
Income and expenditures not involving cash flow:

Depreciation                                           3,259,708       3,187,605       2,708,024
Liabilities for employee rights upon retirement          410,868         (31,035)        203,618
Loss (gain) from trading securities                     (226,124)          9,101       3,132,205
Capital gain from realization of fixed assets             (3,580)        (79,557)         (4,413)
Increase (decrease) in deferred taxes                   (293,509)        (66,064)        317,775
Company's share in net income (losses) of an
affiliated company                                       261,830)         91,389         597,744
Amortization of the debit differential of an
affiliated company                                       205,490            --              --
Erosion of investment in an affiliated company              --           132,701         243,633
Interest on loan to an affiliated company                (17,281)           --              --
Revaluation of long-term deposits                       (141,740)        (33,825)       (357,513)
Devaluation (erosion) of long-term loans                  14,764          49,232        (121,553)
Bonus shares, to employers - capital fund                   --              --           532,667

Changes in operating assets and liability items:

Decrease (increase) in customers                       4,407,601      (1,837,812)     (3,229,369)
Decrease (increase) in debtors and debit balances        410,093        (231,931)       (458,286)
Increase in work in process                            2,124,538          20,190          18,550
Decrease (increase) in inventory of raw
materials and parts                                     (816,867)        136,893        (875,185)
Increase (decrease) in customers advances             (2,696,541)     (5,087,509)      4,687,017
Increase (decrease) in suppliers                      (2,688,132)        680,926         455,065
Increase (decrease) in other creditors                (2,796,454)      1,432,928         354,286
                                                      ----------      ----------      ----------
                                                         891,004      (1,626,768)      8,204,265
                                                      ==========      ==========      ==========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 1    Adjusted Financial Statements

          a.   General

               The financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

               All figures in the financial statements (including comparative figures) are presented in adjusted New Israeli Shekels (NIS) which have a uniform purchasing power (December 1996 adjusted
               NIS), based upon the changes in the consumer price index (hereinafter - CPI or index).

               The adjustment of the financial statements is based on the accounts of the company, maintained in nominal NIS.

               The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term "cost" signifies cost in adjusted Israeli currency.

          b.   Rules of adjustments

               The components of the income statement were, for the most part, adjusted as follows:

               o Components relating to transactions carried out during the year--sales, purchases, labour costs, etc, were adjusted on the basis of the index for the month in which the transaction was carried out.

               o Components relating to non-monetary balance sheet items (mainly changes in inventories, work in process and depreciation) were adjusted on the same basis as the related balance sheet item.

               o The financing component represents financing income and expenses in real terms and the erosion of balances of monetary items during the year.


          c.   Exchange rates and adjustments to the CPI

               The amounts in adjusted NIS reflect the changes in the general purchasing power of Israeli currency during December 1996 and are adjusted to the index published on 15 January 1997.

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 1    Adjusted Financial Statements (Continued)

          c.   Exchange rates and adjustments to the CPI (Continued)

               Below are the data of the exchange rates of the US dollar, the German mark at the end of the month and the index for the month and changes during the year:

                                                      Exchange rates

                                                 US        German
                                               Dollar       Mark       Index
                                                NIS         NIS        Points
December
1996                                           3.251       2.097        143.1
1995                                           3.135       2.188        129.4
1994                                           3.018       1.949        119.7
1993                                           2.986       1.737        104.6

Changes during the year                           %           %            %
1996                                             3.7        (4.2)        10.6
1995                                             3.9        12.3          8.1
1994                                             1.1        12.2         14.4


NOTE 2    Significant Accounting Policies

          a.   Cash and cash equivalents

               Cash and cash equivalents include short-term deposits which do not exceed three months from the time of the deposit.

          b.   Short-term investments - trading securities

               These securities are stated at market value.

          c.   Inventories

               Inventories are valued at cost not exceeding market value. Cost is determined on the moving average basis.

          d.   Work in process

               Work in process includes the adjusted cost of materials and of other operation expenditure (wages, fringe and social benefits, manufacturing cost, depreciation, etc) relating to work not yet sold or supplied. In work, adjusted cost of which (including the expected cost), exceeds its realization value, the excess cost is currently charged to the related item in the statement of income. The realization value is calculated on the basis of the order price, taking into consideration the rate of performance process of each work, separately.

          e.   Property, plant and equipment

               1) These assets are stated at cost, net of accumulated depreciation. The assets are depreciated by the straight-line method, on the basis of their estimated useful life.

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 2    Significant Accounting Policies (Continued)

          e.   Property, plant and equipment (Continued)

               2) The company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No 121 ("SFAS 121") "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended 31 December 1996, the adoption of SFAS 121 did not have a material effect on the company.

          f.   Affiliated company

               Investment in an affiliated company is presented on the basis of the equity method.

          g.   Revenue recognition

               Sales of work are recorded when completed and delivered and as costs sales are recorded as costs of related work. The company also records as sales, partial deliveries of long-term work. The cost of partial deliveries of this kind of work, is determined according to the engineering and cost accounting computations of the company; their sales value is determined by the rate of the delivered goods to the total goods ordered.

          h.   Deferred taxes

               Deferred taxes are computed in respect of differences between the amounts presented in these statements and those taken into account for tax purposes.

               Deferred tax balances are computed at the tax rate expected to be in effect at the time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

          i.   Net income per NIS 1 of par value of shares

               Net income per NIS 1 is computed in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

NOTE 3    Cash and Cash Equivalents

          Comprise:

                                        Interest Rate         December 31
                                              %          1996            1995

Bank - current account                                    15,443         105,827
Short-term deposits, unlinked                 13       1,512,407      11,618,161
                                                      ----------      ----------
                                                       1,527,850      11,723,988
                                                      ==========      ==========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 4    Short-Term Deposits

          Deposits with banks, linked to the index, bearing interest of 3% - 3.24% p.a. and for redemption in 1997.


NOTE 5    Accounts Receivable - Customers

          a.   Comprise:

                                                              31 December
                                                         1996            1995

               Customers    -In NIS                   10,045,653      14,252,337
                            -In Foreign Currency         215,200         422,911
               Checks receivable                         706,112         699,318
                                                      ----------      ----------
                                                      10,966,965      15,374,566
                                                      ==========      ==========

          b.   Major customers:

               Customer A                              3,034,953       7,794,832
               Customer B                              4,781,582       3,903,869


          c. The company normally extends credit to customers from one to three months.

NOTE 6    Inventories and Advances from Customers

          Comprise:

                                                            31 December
                                                        1996            1995

          Total inventories                          7,285,261        8,592,932
                                                    ==========       ==========
          Total advances from customers             (2,683,146)      (5,379,687)
                                                    ==========       ==========

                                                     Current Assets                   Current Liabilities
                                                                        31 December
                                                  1996            1995               1996              1995
Inventory parts and material                    5,554,378       4,8961,028
Work-in-process                                 1,474,591        3,349,935
Advance to suppliers for inventory                256,292          381,969
                                               ----------       ----------
                                                7,285,261        8,592,932
Less - advances from customers                 (1,300,000)      (1,087,074)
                                               ----------       ----------
                                                5,985,261        7,505,858
                                               ==========       ==========

Advances from  customers received against
goods ordered and costs have not yet been
invested
                                                                                  (1,383,146)      (4,292,613)
                                                                                  ==========       ==========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 7    Debtors and Debit Balances

          Comprise:

                                                       31 December
                                                    1996          1995

          Prepaid expenses                         165,106      190,952
          Manufacturing and marketing pallets
          of wood and carton                        56,520      497,952
          Employees                                 52,360       14,750
          Deposits for loans to employees           51,587       83,783
          Others                                    75,600       23,829
                                                   -------      -------
                                                   401,173      811,266
                                                   =======      =======

NOTE 8    Severance Pay Fund Net of Severance Pay Provision

          a.   Comprises:

                                                    31 December
                                                1996           1995

          Severance pay fund                  2,863,566      2,792,974
          Less - severance pay provision      2,819,366      2,337,906
                                              ---------      ---------
                                                 44,200        455,068
                                              =========      =========


               The company may only make withdrawals from the severance pay funds for the purpose of paying severance pay.


          b. The company makes deposits for securing pension rights in "Mivtachim" Workers' Social Insurance Fund, Ltd. and in insurance policies for its employees.

               These amounts are not reflected in the balance sheet since they are not under the control and management of the company.


          c. The company deposited sums with another severance pay fund in order to cover its liability for severance pay for the period before joining the pension plan in June 1979 and to cover supplementary pay, when it is required from time to time to make additional payments.

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 9    Investments and Long-Term Receivables

          Comprises:
                                                            31 December
                                                         1996          1995
          Investment in  an affiliated company
          Investment in 50% of share capital             838,008       838,008
          Debit differential(1)                          821,960       821,960
                                                      ----------    ----------
                                                       1,659,968     1,659,968
          Company's share in accumulated losses         (242,902)     (504,732)
          Amortization of debit differential            (205,490)         --
                                                      ----------    ----------
                                                       1,211,576     1,155,236
                                                      ----------    ----------
          Loan to an affiliated company(2)               371,776       354,495
                                                      ----------    ----------
          Limited partnership for manufacturing and
          marketing pallets of wood and carton(3)        243,825
                                                      ----------    ----------
                                                       1,827,177     1,509,731
                                                      ==========    ==========
          ----------
          1 Debit differential - amortized over a period of four years, beginning in 1996.

          2 Loan to an affiliated company - linked to the index and bearing interest at 4.5% per annum. Redemption date has not yet been set.

          3 Limited partnership - in September 1996 the company reached agreement to set up a limited partnership for manufacturing and marketing pallets of wood and carton. Its share in the partnership is 50%. The partnership pledged to purchase the company's previous investment in that activity, for US$150 thousand.

NOTE 10   Property, Plant and Equipment

          a.1  Comprised at 31 December 1996:

                                        Buildings and      Machinery       Computer and
                                           service       equipment and        office
                                        installations        tools           equipment        Vehicles            Total
Cost
Balance at beginning of year              16,880,150       36,541,933         3,484,148        1,299,507        58,205,738
Acquisitions                               8,848,692        1,238,661           731,375          230,779        11,049,507
Disposals                                       --           (382,938)             --           (354,214)         (737,152)
                                         -----------      -----------       -----------      -----------       -----------
Total cost                                25,728,842       37,397,656         4,215,523        1,176,072        68,518,093
                                         -----------      -----------       -----------      -----------       -----------
Accumulated depreciation
Balance at beginning of year               7,604,886       24,732,999         2,672,424          529,418        35,539,727
Depreciation                                 665,631        2,147,326           269,788          176,963         3,259,708
Disposals                                       --           (271,552)             --           (277,796)         (549,348)
                                         -----------      -----------       -----------      -----------       -----------
Total accumulated depreciation             8,270,517       26,608,773         2,942,212          428,585        38,250,087
                                         -----------      -----------       -----------      -----------       -----------
Depreciated balance at
31 December 1996                          17,458,325       10,788,883         1,273,311          747,487        30,268,006
                                         ===========      ===========       ===========      ===========
Payments on account of fixed assets
being erected                                                                                                      556,661
                                                                                                               -----------
Total fixed assets                                                                                              30,824,667
                                                                                                               ===========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 10   Property, Plant and Equipment (Continued)

          a.2  Balance at 31 December 1995:

                                            Buildings and      Machinery       Computer and
                                               service       equipment and        office
                                            installations        tools           equipment     Vehicles         Total
Depreciated balance at 31 December 1995         9,275,264      11,808,934         811,724         770,089      22,666,011
                                               ==========      ==========      ==========      ==========
Payments  on  account  of  fixed  assets
being erected                                                                                                   2,463,905
                                                                                                               ----------
Total fixed assets                                                                                             25,129,916
                                                                                                               ==========

Rates of depreciation                             4%           10%-20%          6%-25%             15%

          b. The buildings are erected on land leased from the Israel Land Authority (hereinafter -ILA) up to the years 2008-2032, with an extension right for additional 49 years. Capitalized lease costs of NIS 1,603,148 are included in the item "Buildings and service installations."

               In December 1995, the company purchased buildings on land leased for a total cost of NIS 8,203,979. The land, 5.7 dunams, on which buildings totaling 2,170 square meters, is to be leased until 2011-2145 with an extension right for an additional 49 years.

          c. Additional commitments for acquisition of fixed assets are NIS 650 thousands.


NOTE 11   Suppliers, Employees and Others

          Comprise:

                                                            31 December
                                                       1996            1995

Suppliers and service providers*                    3,960,265       6,648,397
Employees and institutions for salaries, etc.       2,558,586       2,681,104
Provision for employees' vacation                   1,023,439       1,071,956
Tax authorities                                       183,440       2,314,277
Accrued expenses                                      237,700         499,191
Creditors and credit balances                          19,706         252,797
                                                    ----------      ----------
                                                     7,983,136      13,467,722
                                                    ==========      ==========
* Include:
  -Supplier balances in foreign currency
     German marks                                     943,866       1,012,967
     U.S. dollars                                      51,873         188,383
     Pounds sterling                                   13,069          42,801
                                                    ----------      ----------
                                                     1,008,808       1,244,151
                                                    ==========      ==========

-Significant suppliers:
     Supplier A                                       211,787         518,654
     Supplier B                                       177,975         361,620

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 12   Long-Term Loans

          a.   Comprise:

                                                      31 December
                                                  1996            1995

          Loans from banks                      1,080,319       1,895,946
          Less - current maturities               770,106         780,196
                                               ----------      ----------
                                                  310,213       1,115,750
                                               ==========      ==========

          b.   Repayment by year:

          First year - current maturities         770,106
          Second year                             310,213
                                               ----------
                                                1,080,319
                                               ==========

          c.   Loan terms:

                                 Interest rate         31 December
                                        %         1996            1995

          Linked to the dollar      4.9; 6.5      687,714       1,204,075
          Linked to the CPI           3.5         392,605         691,871
                                               ----------      ----------
                                                1,080,319       1,895,946
                                               ==========      ==========

          d.   Pledges:

               Loans from banks are guaranteed by charges on fixed assets (see
               Note 21).

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 13   Share Capital

          a.   Nominal
                                      Registered     Issued and Fully Paid
                                                           31 December
                                                       1996          1995

Ordinary shares of NIS 1 par value    12,085,000    12,085,000    12,085,000
                                      ==========    ==========    ==========

          b. On 1 September 1996, the Board of Directors of the Company decided to allot 146,000 share options to five of its employees, in accordance with the Income Tax Ordinance as confirmed by the Income Tax Commissioner. Each option warrant will be realizable as one regular share of NIS 1. The basis of realization will be NIS 2.40 per option, the stock exchange closing rate on 1 September 1996.

               The option warrants will be realizable as follows:

               At the end of the second year:     31 August 1998           1/3
               At the end of the third year:      31 August 1999           1/3
               At the end of the fourth year:     31 August 2000           1/3

               The bearer of the option will only be eligible to exercise his option if he is employed by the Company on the above dates.

               As the Company only allotted the options on 30 December 1996, there is no effect on the computation of income for NIS 1 par value of share capital in these financial statements.

NOTE 14   Cost of Sales

          Comprise:

                                         1996          1995          1994

Consumption of raw materials          24,648,002    32,462,012    29,065,189
Wages and social benefits             18,646,591    20,068,976    17,775,355
Maintenance of property, plant and
  equipment                            1,637,723     2,010,329     1,916,115
Electricity                              759,615       801,075       705,671
Municipal taxes                          481,006       616,429       534,899
Outside work - subcontractors            462,560       715,441       791,553
Rent for buildings                       446,386       520,536       486,340
Insurance                                376,398       515,156       613,776
Laboratory services                      354,825       146,868       297,673
Office and data processing               291,013       358,018       371,622
Depreciation                           2,648,873     2,844,242     2,416,216
Other manufacturing expenses              87,185       296,826       183,541
                                      ----------    ----------    ----------
                                      50,840,177    61,355,908    55,157,950
Decrease in work in process            2,124,538        20,190        18,550
                                      ----------    ----------    ----------
                                      52,964,715    61,376,098    55,176,500
                                      ==========    ==========    ==========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 15   Selling and Marketing Expenses

          Comprise:
                                         1996          1995          1994

Wages and social benefits              1,411,700     1,327,087     1,592,591
Transportation                           237,883       302,328       273,153
Advertising and sales promotion          210,812       216,785       137,288
Overseas travel                          209,975       132,036       117,506
Marketing advice                         121,206       307,724       554,762
Office and data processing                53,334        69,068        63,764
                                      ----------    ----------    ----------
                                       2,244,910     2,355,028     2,739,064
                                      ==========    ==========    ==========

NOTE 16   General and Administrative Expenses

          Comprise
                                         1996          1995          1994

Wages and social benefits              3,025,398     3,164,357     3,284,707
Remuneration of directors                373,033       298,146       223,016
Professional fees                        331,297       394,275       637,438
Office and data processing               224,583       252,435       503,795
Communications                           208,534       226,748       212,599
Depreciation of office equipment
  and computer                           269,788       157,897       110,180
                                      ----------    ----------    ----------
                                       4,432,633     4,495,258     4,971,735
                                      ==========    ==========    ==========

NOTE 17   Gain (loss) from Other Income

          Comprises:
                                         1996          1995          1994

Rent of buildings (after
  depreciation of NIS 164,084)           (33,707)         --            --
Gain from realization of fixed
  assets                                   3,580        79,557         4,413
                                      ----------    ----------    ----------
                                         (30,127)       79,557         4,413
                                      ==========    ==========    ==========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 18   Taxes on Income

          a.   Taxes on income included in the income statement

                                         1996          1995          1994

Current taxes                          2,910,163     5,160,314     3,896,285
Deferred taxes, net                     (293,509)      (66,064)      317,775
                                      ----------    ----------    ----------
                                       2,616,654     5,094,250     4,214,060
                                      ==========    ==========    ==========

               Under the Income Tax (Inflationary Adjustments) Law 1985, results for tax purposes are measured in real terms, in accordance with the changes in the CPI.


          b.   Deferred taxes comprise:

                                                           31 December
                                                       1996            1995

Depreciable fixed assets                             2,481,229      2,716,026
Provisions for employee benefits                      (352,527)      (281,998)
Other - from monetary assets                           121,298        109,481
                                                    ----------     ----------
                                                     2,250,000      2,543,509
                                                    ==========     ==========

          c. Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates:

                                                   31 December
                                         1996          1995          1994

Tax rates                                     36%             37%            38%
                                      ==========      ==========     ==========

Theoretical tax expense at tax rates   2,588,724       4,486,238      2,958,596
Increase (decrease) in taxes
  resulting from:
Differences from definition of
  depreciable assets                      66,967         311,132        665,345
Erosion of tax advances                  115,445         151,707        154,822
Tax exempt income                       (190,800)       (272,812)          --
Non-deductible expenses                  123,840         169,483        719,923
Taxes in respect of previous years      (152,282)         32,176           --
Other                                     64,760         216,326       (284,626)
                                      ----------      ----------     ----------
                                       2,616,654       5,094,250      4,214,060
                                      ==========      ==========     ==========

          d. The company received final tax assessments up to and including tax year 1994.

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 19   Interested Parties

          a. Balances with interested parties (as defined by the Israeli Securities Authority):

                                                           31 December
                                                       1996            1995

Assets
Cash and cash equivalents                            1,489,146     6,275,016
Short-term deposits                                 12,069,483          --
Affiliated company                                   1,583,352     1,509,731
Long-term deposits                                        --      12,022,100

Liabilities
Current maturities of long-term loans                  770,106       780,196
Long-term loans                                        310,213     1,115,750

Guarantees
To cover advances received from the Ministry of
Defense and from others                             10,687,850     8,430,036

          b. The company performs transactions with various entities in the Bank Hapoalim Ltd group, in the ordinary course of business, under terms which do not differ from those with others, who are not related parties.

          c.   Salaries and social benefits:

                                                        1996          1995
To -
Managing director                                      473,885       514,231
8 directors who are not public representatives         294,577       221,175
2 directors who are public representatives              63,577        77,411


NOTE 20   Contingent Liabilities and Commitments

          The company has commitments and contingent liabilities, as follows:

          a.   Long-term rental contracts to 1998
               with option for 5 additional
               years                                    NIS 310 thousands a year

          b.   In respect of acquisition of fixed
               assets                                   See Note 10 c.

          c.   In respect of guarantees:

               o    To cover advances from customers    NIS 4,920,223

               o    To cover guarantees on quality
                    of work                             NIS 5,757,627

          d.   Contingent liabilities

               The company is obliged to pay to the Chief Scientist at the Ministry of Industry and Trade royalties of 3% from the sales of the products developed up to the amounts of the grants received (on a dollar linked basis). The balance of liabilities therefrom is $75,500.

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 21   Liens

          Liens have been placed on company assets, as follows:


Date of Lien        Beneficiary                   Details                                                Amount
29.6.89             Bank Hapoalim Ltd.            Mortgage on block 3580, parcel 50, including all       Up to loan and guarantee
                                                  building and insurance rights                          amount


11.7.89             Bank Hapoalim Ltd.            Lien on contractual rights of company in block         Up to loan and guarantee
                                                  3850 parcel 49, lot 21/2                               amount

17.11.95            Bank Otsar Hahayal Ltd        Short-term deposits                                    Up to guarantee amounts

NOTE 22   Post Balance Sheet Events

          a. On 17 February 1997, the company received notice that on 13 February 1997 the Ness-Ziona Workers' Council had decided to authorize a work dispute between the employees and manage of the Company. The Council allowed a week for negotiations between them; if there would be no progress in these negotiations, the dispute would take effect on 23 February 1997.

               As of the date of these financial statements, no progress has been made.

          b. The company has insurance coverage for damages caused by employee strikes.

          c. The demands of the employees do not include any claims for previous periods.

          d. In the opinion of management, based on legal opinion received, the above decision of the Ness-Ziona Workers' Council is not yet legally a work dispute. In any case it will have no material effect on future financial results of the Company.

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 23   Statements In Nominal Amounts

          a.   Balance sheets of 31 December 1996 and 1995

                                                            31 December
                                                        1996          1995
Current assets
Cash and cash equivalents                             1,527,850    10,601,565
Short-term deposits                                  14,942,577          --
Trading securities                                    6,214,942       267,829
Accounts receivable - customers                      10,966,965    13,902,647
Inventories and work in process, net of
customers' progress payments                          5,677,746     6,334,134
Debtors and debit balances                              401,173       733,597
                                                     ----------    ----------
                                                     39,731,253    31,839,772
                                                     ----------    ----------

Severance pay fund net of severance pay provision        44,200       411,501
                                                     ----------    ----------

Investments and long-term receivables                 1,686,717     1,365,194

Long-term deposits                                         --      13,383,845
                                                     ----------    ----------

Property, plant and equipment                        21,192,522    14,679,096
                                                     ----------    ----------

                                                     62,654,692    61,679,408
                                                     ==========    ==========
Current liabilities
Current maturities of long-term loans                   770,106       705,502
Suppliers, employees and others                       7,983,136    12,178,359
Advances from customers                               1,383,146     3,881,650
                                                     ----------    ----------
                                                     10,136,388    16,765,511
                                                     ----------    ----------

Long-term loans                                         310,213     1,008,931
                                                     ----------    ----------

Deferred income taxes, net                            1,145,000     1,275,000
                                                     ----------    ----------

Shareholders' equity
Share capital                                        12,085,000    12,085,000
Share premium                                        11,761,763    11,761,763
Capital fund                                            418,776       418,776
Retained earnings                                    26,797,552    18,364,427
                                                     ----------    ----------
                                                     51,063,091    42,629,966
                                                     ----------    ----------


                                                     62,654,692    61,679,408
                                                     ==========    ==========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 23   Statements In Nominal Amounts (Continued)


          b. Statements of income for the years ended 31 December 1996, 1995 and 1994

                                        1996            1995            1994
Sales
Local                                60,965,362      67,747,413      56,165,707
Export                                1,727,132       1,164,521         518,767
                                    -----------     -----------     -----------

                                     62,692,494      68,911,934      56,684,474

Cost of sales (Schedule A)           48,791,720      51,443,278      41,844,204
                                    -----------     -----------     -----------

Gross profit                         13,900,774      17,468,656      14,840,270
                                    -----------     -----------     -----------

Expenses
Selling and marketing expenses
 (Schedule B)                         2,140,709       2,033,228       2,119,499
General and administrative
expenses (Schedule C)                 4,197,909       3,835,879       3,830,410
                                    -----------     -----------     -----------
                                      6,338,618       5,869,107       5,949,909
                                    -----------     -----------     -----------

Income from ordinary operations       7,562,156      11,599,549       8,890,361

Financing income(expenses), net       3,460,514       2,566,534       1,053,748
                                    -----------     -----------     -----------
Income from operations after
financing income                     11,022,670      14,166,082       9,944,109
Gain from other income                   48,694          92,958          32,105
                                    -----------     -----------     -----------
Income from operations before
taxes on income                      11,071,364      14,259,040       9,976,214
Taxes on income                       2,664,718       4,504,096       3,415,000
                                    -----------     -----------     -----------
Net income after taxes on income      8,406,646       9,754,944       6,561,214
Company's share in net income
(losses)
of an affiliated company                212,296         (93,323)       (500,000)
Amortization of the debit
differential
of an affiliated company               (185,817)           --              --
                                    -----------     -----------     -----------
Net income for the year               8,433,125       9,661,621       6,061,214
                                    ===========     ===========     ===========

Income for NIS 1 par value of
share capital:
Net income for the year                    0.70            0.80            0.50
                                    ===========     ===========     ===========
Number of shares for calculation
of income per share                  12,085,000      12,085,000      12,085,000
                                    ===========     ===========     ===========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

NOTE 23   Statements In Nominal Amounts (Continued)

          c.   Schedules to the statements of income

Schedule A - Cost of sales:
                                       1996           1995            1994

Consumption of raw materials        23,127,180     27,870,745      22,271,746
Work                                17,869,712     17,314,328      14,238,123
Outside work                           439,318        618,561         608,794
Maintenance of property, plant
and equipment                        1,565,190      1,736,728       1,511,607
Electricity                            728,841        691,270         551,142
Municipal taxes                        463,104        536,497         421,351
Rent for buildings                     431,642        451,494         382,804
Insurance                              362,389        448,356         483,485
Office and data processing             279,306        309,284         291,946
Laboratory services                    343,106        127,387         234,302
Other manufacturing expenses            84,304        257,456         144,466
Depreciation                         1,438,704      1,232,097       1,091,843
                                   -----------    -----------     -----------
                                    47,132,796     51,594,203      42,231,609
Decrease (increase) in work in
process                              1,658,924       (150,925)       (387,405)
                                   -----------    -----------     -----------
                                    48,791,720     51,443,278      41,844,204
                                   ===========    ===========     ===========

Schedule B - Selling and marketing expenses:

                                       1996           1995            1994

Wages and social benefits            1,336,180      1,136,221       1,220,869
Transportation                         227,656        263,272         216,917
Advertising and sales promotion        204,702        173,925         106,642
Overseas travel                        203,254        115,485          93,508
Marketing advice                       117,693        284,728         431,427
Office and data processing              51,224         59,597          50,136
                                   -----------    -----------     -----------
                                     2,140,709      2,033,228       2,119,499
                                   ===========    ===========     ===========

Schedule C - General and administrative expenses:

                                       1996           1995            1994

Wages and social benefits            2,895,334      2,716,124       2,542,917
Professional fees                      321,224        341,397         490,205
Remuneration of directors              358,154        257,333         176,297
Office and data processing             214,891        217,346         392,098
Communications                         201,725        196,995         167,217
Depreciation of office
equipment and computer                 206,581        106,684          61,676
                                   -----------    -----------     -----------
                                     4,197,909      3,835,879       3,830,410
                                   ===========    ===========     ===========

                          ORLITE INDUSTRIES (1959) LTD
                        NOTES TO THE FINANCIAL STATEMENTS
                                     In NIS

          c. Statement of changes in shareholders' equity for the years ended 31 December 1995


                                       Share          Share         Capital       Retained
                                      capital        premium         fund         earnings          Total

Balance at 1 January 1994             8,337,949      4,161,459           --        8,662,836      21,162,244

Conversion of options into share
capital                               3,747,051      7,600,304                                    11,347,355

Bonus shares to employees                                             418,776           --           418,776

Net income for the year 1994               --             --             --        6,061,214       6,061,214
Dividend paid                              --             --             --       (3,021,250)     (3,021,250)
                                    -----------    -----------    -----------    -----------     -----------

Balance at 1 January 1995            12,085,000     11,761,763        418,776     11,702,800      35,968,339

Net income for the year 1995               --             --             --        9,661,621       9,661,621
Dividend paid                              --             --             --       (2,999,994)     (2,999,894)
                                    -----------    -----------    -----------    -----------     -----------

Balance at 1 January 1996            12,085,000     11,761,763        418,716     18,364,427      42,629,966

Net income for the year 1996               --             --             --        8,433,125       8,433,125
                                    -----------    -----------    -----------    -----------     -----------
Balance at
31 December 1996                     12,085,000     11,761,763        418,716     26,797,552      51,063,091
                                    ===========    ===========    ===========    ===========     ===========

                          ORLITE INDUSTRIES (1959) LTD

                        Note to the Financial Statements
                                  in US Dollars

Summary of Accounting Policy

The financial report figures of the previous years have been neither audited nor reviewed. The current year figures have been audited by the company auditors.

a.   Translation of the financial statements into US Dollars

     The primarily financial statements of the company, which were originally prepared in adjusted New Israeli Shekels were translated into US dollars based on the following principles in accordance with guidelines received from a shareholder corporation (Ampal-American Israel Corp), at whose request the financial statements were translated into US dollars.

     1.   Until and including as of September 1992

          a) Non-monetary items were translated at the representative rate in effect on the date of the transaction-except for the receipts in foreign currency for share capital which were translated and presented at the amount of foreign currency actually received.

          b) All other assets and liabilities were translated at the representative rate of exchange in effect on the balance sheet date.

          c) Amounts included in the statement of profit and loss were translated as follows:

               (1) income and expenditure at the representative rate in effect of the date of the transaction.

               (2) Differences arising from translation to foreign currency were included in financing income of expenses.

          d) Translation of adjustments arose from the effect of the change in the exchange rate of the US dollar during the year were recorded to a separate item in the equity section of the balance sheet.

     2.   As of 1 October 1992

          Based on the guidelines of statement of financial Accounting Standards No 52 "Foreign Currency Translation," the Company determined that the economy in Israel should no longer be considered hyper-inflationary. Therefore, the financial statements translation system has been changed accordingly:

          a) Opening balances as of 30 September 1992 were taken from the data translated to US dollars as described above, and translated into NIS at the exchange rate effective on 30 September 1992.

          b) As of 1 October 1992, the nominal NIS data of assets and liabilities were translated at the rate of exchange at the end of the reporting year (31 December 1993).

                          ORLITE INDUSTRIES (1959) LTD

                        Note to the Financial Statements
                                  in US Dollars

          c) The nominal NIS data of revenues and expenses were translated at average rates during the reporting year.

          This translation should not, except where otherwise indicated in the financial statements, be construed as a representation that the Israeli currency amounts actually represent, or could be converted into US dollars.

b.   Long-lived assets

     The company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No 121 ("SFAS 121") "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended 31 December 1996, the adoption of SFAS 121 did not have a material effect on the company.

                          ORLITE INDUSTRIES (1959) LTD.
                          -----------------------------

                      BALANCE SHEET AS AT DECEMBER 31, 1996
                      -------------------------------------
                                 IN U.S. DOLLARS
                                 ---------------

                                                    31/12/1996       31/12/1995
                                                    ----------       ----------

CURRENT ASSETS
--------------
   Raw materials and parts                            1,706,609       1,348,851
   Work in progress                                     439,729         985,163
                                                    -----------     -----------
                                                      2,146,338       2,334,014
   Less - customers' progress payments                  399,877         313,557
                                                    -----------     -----------
                                                      1,746,461       2,020,457
   Cash and cash equivalents                            469,963       3,381,679
   Short term deposits                                4,596,302            --
   Marketable securities                              1,911,702          85,432
   Severance pay fund net of
     severance pay provision                             13,596         131,260
   Customers                                          3,373,413       4,434,656
   Debtors and debit balances                           123,400         234,003
                                                    -----------     -----------
                                                     12,234,837      10,287,487
                                                    -----------     -----------
   AFFILIATE COMPANY                                    457,292         450,250
   -----------------                                -----------     -----------
   LONG TERM DEPOSITS                                      --         4,269,169
   ------------------                               -----------     -----------
   PROPERTY, PLANT AND EOUIPMENT                      7,037,070       5,390,718
   -----------------------------                    ===========     ===========

                                                     19,729,199      20,397,624
                                                    ===========     ===========
CURRENT LIABILITIES
-------------------
 Current maturities of long - term loans                236,883         225,040
 Suppliers, employees and others                      2,455,594       3,889,644
 Customers advances                                     425,452       1,238,166
                                                    -----------     -----------
                                                      3,117,929       5,352,850
                                                    -----------     -----------

LONG TERM LIABILITIES                                    95,421         321,828
---------------------                               -----------     -----------
PROVISION FOR EQUALIZATION OF TAXES
-----------------------------------
  ON INCOME                                             352,199         406,698
  ---------                                         -----------     -----------
SHAREHOLDER'S EOUITY
-------------------
 Share capital paid-in                                6,142,267       6,142,267
 Share premium                                        4,207,885       4,207,885
 Capital reserve                                        137,623         137,623
 Retained earnings                                    7,337,658       4,705,235
 Less - translation loss                             (1,661,783)       (876,762)
                                                    -----------     -----------
                                                     16,163,650      14,316,248
                                                    ===========     ===========
                                                     19,729,199      20,397,624
                                                    ===========     ===========


/s/ SHIMON SHACHAM             /s/ MOSHE MOR            /s/ URI LEVITT
---------------------------   ---------------------     ------------------------
     SHIMON SHACHAM                 MOSHE MOR                 URI LEVITT
GENERAL MENAGER & DIRECTOR          DIRECTOR            CHAIRMAN OF DIRECTORATE

                          ORLITE INDUSTRIES (1959) LTD.
                          -----------------------------

                               STATEMENT OF INCOME
                               -------------------

                                 IN U.S. DOLLARS
                                 ---------------

                                            1996          1995          1994
                                        -----------   -----------   -----------
SALES - Local                            19,128,189    22,464,625    18,664,901
      - Export                              541,896       387,166       170,337
                                        -----------   -----------   -----------
                                         19,670,085    22,751,791    18,835,238

COST OF SALES - SCHEDULE A               15,308,647    17,142,329    13,991,775
                                        -----------   -----------   -----------

Gross profit                              4,361,438     5,609,462     4,843,463
                                        -----------   -----------   -----------

SELLING EXPENSES  AND MARKETING
- SCHEDULE B                                671,658       678,789       705,609

GENERAL AND ADMINISTRATIVE EXPENSES       1,317,115     1,275,765     1,274,907
- SCHEDULE C                            -----------   -----------   -----------
                                          1,988,773     1,889,554     1,980,516
                                        -----------   -----------   -----------

Income from operations before
   financing expenses                     2,372,665     3,654,908     2,862,947

FINANCING-INCOME (EXPENSES)-SCHEDULE D    1,085,614       480,662       292,306
                                        -----------   -----------   -----------

Income from operations after
   financing expenses                     3,458,279     4,135,570     3,155,253

GAIN FROM OTHER INCOMES                      15,278        26,804         9,269
                                        -----------   -----------   -----------
Income before taxes on income             3,473,557     4,162,374     3,164,522

TAXES ON INCOME (NOTE 14)                   836,069     1,496,421     1,134,369
                                        -----------   -----------   -----------

NET INCOME FROM ORDINARY ACTIVITIES       2,637,488     2,665,953     2,030,153

Decreased investment
   in an affiliated company                  (5,065)      (27,110)     (166,890)
                                        -----------   -----------   -----------
NET INCOME FOR THE YEAR                   2,632,423     2,638,843     1,863,263
                                        ===========   ===========   ===========

                          ORLITE INDUSTRIES (1959) LTD.
                          -----------------------------

                               STATEMENT OF INCOME
                               -------------------

                                 IN U.S. DOLLARS
                                 ---------------

SCHEDULE A
----------

COST OF SALES
-------------
                                           1996          1995           1994
                                        ----------   -----------    -----------
Consumption of raw materials             7,256,269     9,251,412      7,393,544
Work                                     5,606,712     5,725,302      4,725,272
Outside work - subcontractors              137,838       204,994        202,039
Maintenance of property,
  Plant and equipment                      491,086       578,059        501,286
Electricity                                228,678       229,191        169,951
Municipal - taxes and insurance            259,003       325,130        300,298
Other manufacturing expenses               269,530       278,253        266,403
Office and data processing                  87,634       102,588         96,780
Depreciation                               451,401       459,215        445,930
                                        ----------   -----------    -----------
                                        14,788,151    17,154,144     14,101,503
Add (less): decrease (increase)
  in work in progress                      520,496       (11,815)      (122,728)
                                        ----------   -----------    -----------
                                        15,308,647    17,142,329     13,991,775
                                        ==========    ==========     ==========

                          ORLITE INDUSTRIES (1959) LTD.
                          -----------------------------

                               STATEMENT OF INCOME
                               -------------------

                                 IN U.S. DOLLARS
                                 ---------------

                                              1996         1995         1994
                                           ----------   ----------   ----------
SCHEDULE B
----------

SELLING EXPENSES
----------------
    Wages and social benefits                 419,233      379,114      407,313
    Advertising and sales promotion           101,153      154,766      178,842
    Transportation and export deliveries       71,428       86,862       72,023
    Overseas travel                            63,772       38,265       30,808
    Office and data processing                 16,072       19,782       16,623
                                           ----------   ----------   ----------
                                              671,658      678,789      705,609
                                           ==========   ==========   ==========
SCHEDULE C
----------

GENERAL AND ADMINISTRATIVE  EXPENSES
--------------------------  --------
   Wages and social benefits                  908,426      905,508      845,372
   Office  and data processing                 67,422       71,900      130,087
   Professional fees                          100,786      113,710      162,791
   Communications                              63,292       64,874       55,449
   Depreciation of computer, office
     equipment and vehicles                    64,816       35,663       22,798
   Remuneration  of directors                 112,373       84,110       58,410
                                           ----------   ----------   ----------
                                            1,317,115    1,275,765    1,274,907
                                           ==========   ==========   ==========

SCHEDULE D
----------

FINANCING-INCOME (EXPENSES)
---------------------------
   Interest, linkage differences,
    and other financing  expenses             (80,609)    (140,519)    (653,738)
   Financial income                         1,166,223      621,181      946,044
                                           ----------   ----------   ----------
                                            1,085,614      480,662      292,306
                                           ==========   ==========   ==========

                          ORLITE INDUSTRIES (1959) LTD.
                          -----------------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EOUITY
                  --------------------------------------------

            FOR THE PERIOD FROM JANUARY 1, 1994 TO DECEMBER 31, 1996
            --------------------------------------------------------

                          Translation   Capital    Share       Share      Retained
                              loss      rezerve   capital     premium     earnings         Total
                          -----------   -------   -------     -------     --------         -----
Balance at
    January 1,1994         (917,058)       --    4,893,246   1,681,399    2,205,283      7,862,870

Conversion of options
   into share capital -        --                1,249,021   2,526,486         --        3,775,507

Capital found                           137,623       --          --           --          137,623

Difference - result
 of translation             (24,489)                  --          --           --          (24,489)

Net income for the
   Year 1994                   --          --         --          --      1,863,263      1,863,263

Proposed dividend              --          --         --          --     (1,001,077)    (1,001,077)
                         ----------     -------  ---------   ---------    ---------    ----------

Balance at                 (941,547)    137,623  6,142,267   4,207,885    3,067,469     12,613,697
January 1,1995

Difference- result           64,785        --         --          --           --           64,785
 of translation

Dividend paid                  --          --         --          --     (1,001,077)    (1,001,077)

Net income for the
 Year 1995                     --          --         --          --      2,638,843      2,638,843
                         ----------     -------  ---------   ---------    ---------    ----------

Balance at
January 1,1996             (876,762)    137,623  6,142,267   4,207,885    4,705,235     14,316,248

Difference-result
   of translation          (785,021)       --         --          --           --         (785,021)

Net income for
the year 1996                  --          --         --          --      2,632,423      2,632,423
                         ----------     -------  ---------   ---------    ---------    ----------

Balance at
December 31,1996         (1,661,783)    137,623  6,142,267   4,207,885    7,337,658     16,163,650
                         ==========     =======  =========   =========    =========     ==========


                           TRINET VENTURE CAPITAL LTD.
                           ---------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------

                           TRINET VENTURE CAPITAL LTD.
                           ---------------------------

                  FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996
                  --------------------------------------------

                                    CONTENTS
                                    --------

AUDITORS' REPORT                                                        363-364

BALANCE SHEETS                                                          365

STATEMENTS OF OPERATIONS                                                366

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY                        367

STATEMENTS OF CASH FLOWS                                                368-369

NOTES TO FINANCIAL STATEMENTS                                           370-382

Deloitte Touche
       Tohmatsu
----------------------        --------------------------------------------------
Ital Brightoman [logo]        3 Daniel Frisch Street   Telephone 972(3) 692-4111
          & Co.               Tel Aviv 64731, ISRAEL   Facsimile 972(3) 696-0130
                              P.O.B. 16593, Tel-Aviv 61164

                                AUDITORS' REPORT
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          TRINET VENTURE CAPITAL LTD.
                          ---------------------------


We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. ("the Company") as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 1996 and for the period from commencement of operations (February 1, 1994) through December 31, 1994, expressed in Israeli currency. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not audit the financial statements of certain subsidiaries and affiliates, the investments in which are recorded using the equity method of accounting. These financial statements were examined by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the foregoing subsidiaries and affiliates, is based solely upon the reports of the other auditors.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed financial information in nominal historical values, which serves as the basis for the adjusted financial statements, appears in Note 12 to the financial statements.

The Company has not prepared consolidated financial statements. Consolidated financial statements are required in accordance with Opinion No. 57 of the Institute of Certified Public Accountants in Israel.

In our opinion, based on our audits and the reports of other auditors, except for omission of consolidated financial statements as mentioned in the preceding paragraph, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of operations, changes in shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 1996 and for the period from commencement of operations (February 1, 1994) through December 31, 1994, in conformity with accounting principles generally accepted in Israel.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we required and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 13. Such financial information includes investments valued at $12,858,000 and $4,068,000 as of December 31, 1996 and 1995, respectively (92% and 97% of total assets, `espectively), whose values have been estimated by the Board of Directors and management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors and management in arriving at their estimates of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


/s/Igal Brightman & Co.
Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, February 20, 1997

                           TRINET VENTURE CAPITAL LTD.
                                 BALANCE SHEETS
                        Adjusted to NIS of December 1996
                              (in thousands of NIS)

                                                            As of December 31,
                                                            ------------------
                                                   Note     1996         1995
                                                   ----     ----         ----
          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    11           96
   Related company                                   3         596          405
   Other current assets                                         25            8
                                                          --------     --------
                                                               632          509
                                                          --------     --------
INVESTMENTS
   Subsidiaries and affiliates                       4       8,367        5,545
   Other companies                                   5       8,632        6,881
                                                          --------     --------
                                                            16,999       12,426
                                                          --------     --------
                                                          --------     --------
                                                            17,631       12,935
                                                          ========     ========
     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Short-term bank credit                                     --              7
   Shareholder and related party                     6        --         18,238
   Other current liabilities                         7         589           32
                                                          --------     --------
                                                               589       18,277
                                                          --------     --------

CAPITAL NOTES                                        8      21,465         --
                                                          --------     --------

SHAREHOLDERS' DEFICIENCY
  Share capital                                      9           1            1
  Capital reserves                                           1,866         --
  Deficit                                                   (6,290)      (5,343)
                                                          --------     --------
                                                            (4,423)      (5,342)
                                                          --------     --------
                                                          --------     --------
                                                            17,631       12,935
                                                          ========     ========


February 20, 1997              /s/Moshe Mor           /s/Moshe Bar-Niv
-----------------        ---------------------    -----------------------
Date approved                  Moshe Mor              Moshe Bar-Niv
                         Chairman of the Board    Chief Executive Officer
                             of Directors             and  Director

    The accompanying notes are an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                            STATEMENTS OF OPERATIONS
                        Adjusted to NIS of December 1996
                              (in thousands of NIS)

                                                                        From
                                                                    commencement
                                                                     operations
                                                For the year ended     through
                                                   December 31,     December 31,
                                                   ------------     ------------
                                           Note   1996      1995       1994(*)
                                           ----   ----      ----       -------
INCOME

  Gains on changes in ownership
    interests in subsidiaries               4     7,781       --         --

  Financing, net                                     36       --         --
                                                 ------     ------     ------
                                                  7,817       --         --
                                                 ------     ------     ------
EXPENSES

  General and administrative               10       943      1,581        330
  Financing, net                                   --          108        209
                                                 ------     ------     ------
                                                    943      1,689        539
                                                 ======     ======     ======

     Income (loss) before income taxes            6,874     (1,689)      (539)
Income taxes                               2E       550       --         --
                                                 ------     ------     ------
     Income (loss) after income taxes             6,324     (1,689)      (539)
Equity in operating results of
     subsidiaries and affiliates                 (7,271)    (2,583)      (532)
                                                 ------     ------     ------

Net loss                                           (947)    (4,272)    (1,071)
                                                 ======     ======     ======

(*)  See Note 1A.

    The accompanying notes are an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                        Adjusted to NIS of December 1996
                              (in thousands of NIS)


                                       Share    Capital
                                      capital   reserves     Deficit     Total
                                      -------   --------     -------     -----
Issuance of shares                         1       --          --             1

Net loss for the period from
  commencement of operations
  through December 31, 1994 (*)         --         --        (1,071)     (1,071)
                                      ------     ------      ------      ------

    Balance - December 31, 1994            1       --        (1,071)     (1,070)

Net loss                                --         --        (4,272)     (4,272)
                                      ------     ------      ------      ------

    Balance - December 31, 1995            1       --        (5,343)     (5,342)

Translation adjustments and other       --         (131)       --          (131)

Effect of changes in the CPI
  on unlinked capital notes             --        1,997        --         1,997

Net loss                                --         --          (947)       (947)
                                      ------     ------      ------      ------

    Balance - December 31, 1996            1      1,866      (6,290)     (4,423)
                                      ======     ======      ======      ======

(*)  See Note 1A.

    The accompanying notes are an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                            STATEMENTS OF CASH FLOWS
                        Adjusted to NIS of December 1996
                              (in thousands of NIS)

                                                                        From
                                                                    commencement
                                                                     operations
                                                 For the year ended    through
                                                     December 31,   December 31,
                                                    --------------  ------------
                                                    1996      1995       1994(*)
                                                    ----      ----       -------
CASH FLOWS - OPERATING ACTIVITIES
Net loss                                             (947)    (4,272)    (1,071)
Adjustments necessary to present net cash
  used for operating activities
  (Appendix A)                                       (160)     3,732        817
                                                   ------     ------     ------
    Net cash used for operating activities         (1,107)      (540)      (254)
                                                   ------     ------     ------

CASH FLOWS - INVESTMENT ACTIVITIES
Investments in subsidiaries, affiliates and
  other companies                                  (4,195)    (6,806)    (8,735)
                                                   ------     ------     ------
    Net cash used for investment activities        (4,195)    (6,806)    (8,735)
                                                   ------     ------     ------
CASH FLOWS -  FINANCING ACTIVITIES
Issuance of shares                                   --         --            1
Capital notes from shareholder and
  related party                                     5,224       --         --
Credit from shareholder and related party            --        7,317      9,108
Short-term bank credit, net                            (7)         5       --
                                                   ------     ------     ------
    Net cash provided by financing
      activities                                    5,217      7,322      9,109
                                                   ------     ------     ------
                                                   ------     ------     ------
    Decrease in cash and cash equivalents             (85)       (24)       120
Cash and cash equivalents at beginning of
period                                                 96        120       --
                                                   ------     ------     ------
    Cash and cash equivalents at end of period         11         96        120
                                                   ======     ======     ======

(*)  See Note 1A.

    The accompanying notes are an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                            STATEMENTS OF CASH FLOWS
                        Adjusted to NIS of December 1996
                              (in thousands of NIS)

                                                                        From
                                                                    commencement
                                                                     operations
                                                 For the year ended    through
                                                     December 31,   December 31,
                                                    --------------  ------------
                                                    1996      1995       1994(*)
                                                    ----      ----       -------
APPENDIX A - ADJUSTMENTS NECESSARY TO PRESENT
             CASH FLOWS USED FOR OPERATING
             ACTIVITIES

Items not involving cash flows:
  Gains on changes in ownership interests in
    subsidiaries                                  (7,781)       --          --
  Equity in operating results of subsidiaries
    and affiliates                                 7,271       2,583         532
                                                  ------      ------      ------
                                                    (510)      2,583         532
                                                  ------      ------      ------
Changes in assets and liabilities:
  Decrease (increase) in receivable from
    related company                                 (191)      1,187         220
  Increase in  other current assets                  (17)         (7)       --
  Increase (decrease) in other current
    liabilities                                      558         (31)         65
                                                  ------      ------      ------
                                                     350       1,149         285
                                                  ------      ------      ------
                                                  ------      ------      ------
                                                    (160)      3,732         817
                                                  ======      ======      ======



APPENDIX B - NON-CASH TRANSACTIONS

In 1995, a liability to shareholder and related party in the amount of NIS 1,591 was offset against the receivable from related company.

Effective January 1, 1996, the current liabilities to a shareholder and a related party were converted to unlinked, non-interest bearing capital notes (see Note 8).


(*)  See Note 1A.

    The accompanying notes are an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                       NOTES TO THE FINANCIAL STATEMENTSHh
                            AS OF DECEMBER 31, 1996Mc
                              (in thousands of NIS)


NOTE 1 - GENERAL

     A. The Company was incorporated and registered on February 1, 1994 and commenced operations shortly thereafter. The Company was established for the purpose of investing in high-tech companies and projects that are at the stages of manufacturing development or of production and marketing of developed products, and to generate profits from its activities and holdings in those companies.

     B.   Definitions

          (1) The Company          -    Trinet Venture Capital Ltd.

          (2) Subsidiary           -    A company controlled by the Company in
                                        terms of holding a majority of its
                                        voting rights.

          (3) Affiliate            -    A company not controlled by the Company,
                                        the investment in which is presented
                                        according to the equity method of
                                        accounting ("equity basis").

          (4) Other company        -    A company, the investment in which is
                                        presented at cost.

          (5) Shareholders         -    Hapoalim Technologies Ltd., owner of 50%
                                        of the Company's shares.

                                   - Ampal Industries (Israel) Ltd., owner of 50% of the Company`s shares.

          (6) Related party        -    Investment Company of Bank Hapoalim
                                        Ltd., which owns 100% of the shares of
                                        Hapoalim Technologies Ltd., as well as
                                        "related parties" as defined in Opinion
                                        No. 29 of the Institute of Certified
                                        Public Accountants in Israel.

          (7) Related company      -    Trinet Investments in High-Tech Ltd.

          (8) NIS                  -    New Israeli shekel

          (9) Dollar               -    U.S. dollar.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Financial statements in adjusted values

          (1)  General

               In accordance with certain opinions of the Institute of Certified Public Accountants in Israel, the Company has prepared its financial statements on the basis of cost, adjusted for changes in the purchasing power of the NIS. Condensed financial data in nominal NIS, on the basis of which the adjusted financial statements were prepared, is presented in Note 12.

          (2)  Principles of adjustment

               (a)  Balance sheet

                    Non-monetary items (i.e. investments and shareholders' equity) have been adjusted for changes in the Israeli Consumer Price Index ("CPI") from the month of the transaction to the last month of the reporting period.

                    Investments in subsidiaries and affiliates reported on the equity basis have been presented based upon the adjusted financial statements of such companies.

                    The adjusted values of non-monetary assets do not necessarily represent the values of such assets, in the marketplace or to the business, but rather the cost thereof adjusted for changes in the purchasing power of the NIS.

                    Monetary items (items whose amounts reflect current or realizable values) have been presented in the adjusted balance sheet at their nominal amounts as of the balance sheet date.

               (b)  Statement of operations

                    Items in the statement of operations (other than financing) representing transactions during the reporting period have been adjusted on the basis of changes in the CPI from the month of the transaction to the CPI for the last month of the reporting period.

                    Amounts related to non-monetary items and to various balance sheet accruals have been adjusted based on the related balance sheet amounts.

                    The Company's equity in the results of subsidiaries and affiliates has been determined based on the adjusted financial statements of those companies.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     A.   Financial statements in adjusted values (cont.)

          (2)  Principles of adjustment (cont.)

               (b)  Statement of operations (cont.)

                    Financing income or expenses is derived from the other items in the financial statements. This includes, inter alia, amounts required to reconcile other components in the statement of operations for the element of inflation that is included therein.

               (c) The comparative figures in the financial statements have been adjusted to NIS of December 1996.

     B. Cash and cash equivalents Cash and cash equivalents include bank deposits for immediate withdrawal or for a stated period not exceeding three months from the date of investment.

     C. Investments in subsidiaries and affiliates The Company's investments in subsidiaries and affiliates are presented on the equity basis. In this regard, investments are presented at original cost plus the equity in the operating results of the subsidiaries and affiliates or other changes in shareholders' equity which have occurred since acquisition. The excess cost of the investments over their net book value at acquisition ("excess investment cost") which has not been allocated to specific assets, is amortized on the straight-line method over five years.

          Differences arising between the Company's investments in subsidiaries and affiliates (which have been adjusted based on changes in the CPI) and the Company's equity in the net assets of subsidiaries and affiliates (based on financial statements in dollars) are charged to a separate component of shareholders' equity.

     D. Investments in other companies Investments in quoted securities are presented in accordance with opinion No. 44 of the Institute of Certified Public Accountants in Israel. Investments in other companies are presented at cost.

     E. Deferred income taxes Deferred income taxes are computed for timing differences between the amounts of assets and liabilities as reported in the financial statements and their amounts for income tax purposes. The deferred taxes are computed at tax rates that are expected to apply when the deferred taxes are realized.

          The Company has provided deferred taxes for the future realization of an investment in an affiliated company, as it is management's intention to realize such investment. The Company has not provided deferred taxes for the future realization of investments in other affiliates and other companies, as it is the intention of management to retain such investments.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     F.   Linkage basis

          (1) Balances which are linked to the CPI are presented on the basis of the relevant CPI (according to the terms of the transaction).

          (2)  Data in respect of the CPI

                                          Percentage     "Known"    Percentage
               At end    CPI "in respect   increase       CPI at     increase
               of year    of" December   during period   year-end  during period
               -------    ------------   -------------   --------  -------------
               1996            143.1         10.6%         142.0      11.0%
               1995            129.4          8.1%         127.9       7.7%
               1994 (*)        119.7         13.0%         118.7      12.7%

               (*) See Note 1A.

NOTE 3 - RELATED COMPANY

     The balance is unlinked and bears annual interest at Prime + 2%. As of December 31, 1996, the interest rate was 18.2%.

NOTE 4 - INVESTMENTS IN SUBSIDIARIES AND AFFILIATES

                                                   As of December 31,
                                                   ------------------
                                                    1996        1995
                                                   ------      ------
     A.   Composition:

          Net book value at acquisition date        5,775       4,692
          Payment on account of investment            425        --
          Excess investment cost                    3,458       3,968
                                                   ------      ------
              Total cost of shares                  9,658       8,660
          Accumulated losses                         (133)     (2,544)
          Accumulated amortization of excess
            investment cost                        (1,027)       (571)
          Translation adjustments and other          (131)       --
                                                   ------      ------
                                                    8,367       5,545
                                                   ======      ======

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)

NOTE 4 - INVESTMENTS IN SUBSIDIARIES AND AFFILIATES (cont.)

     B. (1) In 1994, the Company signed an agreement to acquire 51% of the issued and outstanding shares of Imagenet Ltd. ("Imagenet") in consideration for $700,000. Imagenet began operations on June 1, 1995 and is engaged in research and development activities related to computer systems, software and hardware. During 1995, the Company invested an additional $800,000 in Imagenet in exchange for 15% of Imagenet's shares. As a result of these purchases, the Company's holdings in the shares of Imagenet reached 66% at the end of 1995.

               In April 1996, Imagenet issued 7% of its shares to a trustee. Approximately 3% of these shares were to be currently issued to Imagenet's employees and approximately 4% are to be issued in the future to Imagenet's employees.

               During 1996, shares that represent approximately 26.7% of its issued and outstanding shares were issued by Imagenet to outside investors in consideration for $2.5 million (net of issuance expenses).

               As the result of the abovementioned share issuances in 1996, the Company's holdings in Imagenet were reduced to 49.17% and the Company reported a gain of NIS 3,644 from changes in its ownership interest in Imagenet.

          (2) Pursuant to an agreement to acquire shares in Smart-Link Ltd. ("Smart"), which is engaged in development of unique products in the field of multimedia and computers, the Company invested $900,000 in 1995 in exchange for 51% of Smart's issued and outstanding shares. During 1996, the Company increased its holdings in Smart to 60.1% by investing an additional $600,000 in Smart's shares.

               In November 1996, Smart issued 27.3% of its shares to various investors in consideration for $3 million. As a result, the Company's holdings in Smart were reduced to 43.7% and the Company reported a gain of NIS 4,137 from changes in its ownership interest in Smart.

               In December 1996, Smart reached an agreement with a U.S. investor, pursuant to which the investor would invest $1 million in Smart's share capital. $100 thousand of the total investment was received in 1996, another $600 thousand was received in January 1997, and the balance is to be received in April 1997. In light of the above, the Company's holdings in Smart will decrease to approximately 40.6%.

          (3) During 1996, Imagenet and Smart, after making a determination that their functional currency is the dollar, began to prepare their financial statements in dollars. In prior periods, the two companies had prepared their financial statements in Israeli shekels adjusted for changes in the CPI. The effect of the above change on the Company's financial statements for prior periods is not material and, therefore, the Company has not restated the comparative figures in these financial statements.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)

NOTE 4 - INVESTMENTS IN SUBSIDIARIES AND AFFILIATES (cont.)

               (4) In December 1996, the Company invested $130,000 as a payment on account of a total investment of $1 million in consideration for an aggregate of 62.22% of the shares of Nulan Technologies Ltd. ("Nulan"). Nulan is engaged in development, production and marketing of communications and multimedia products. The balance of the investment for Nulan's shares was made in January 1997.

NOTE 5 - INVESTMENTS IN OTHER COMPANIES

                                                         As of December 31,
                                                         ------------------
                                                          1996        1995
                                                         ------      ------
     A.   Composition:

          Peptor Ltd.                                     2,533     1,321
          Comfy Interactive Films Ltd.                    3,864     3,325
          Logal Software and Educational Systems Ltd.     2,235     2,235
                                                          -----     -----
                                                          8,632     6,881
                                                          =====     =====

     B.   Additional details

          Peptor Ltd. ("Peptor")

          The investment as of the balance sheet date amounted to $679,750 for 2.02% of the investee's shares. Peptor develops innovative medicines within the framework of a medical research program.

          Comfy Interactive Films Ltd. ("Comfy")

          The investment as of the balance sheet date amounted to $1,053,040 for 7.24% of the investee's shares. Comfy is engaged in the development, manufacturing and marketing of products which give children access and integration to computerized systems through animated films.

          Logal Software and Educational Systems Ltd. ("Logal")

          The investment as of the balance sheet date amounted to $600,661 for 5.73% of the investee's shares. Logal develops and markets computer-integrated educational systems for scientific instruction in educational institutions.

          In February 1996, Logal completed an initial public offering of 1,900,000 shares on the NASDAQ Market in the United States at a price of $8 per share. As a result, the Company's holdings in Logal were diluted to 5.73%.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)


NOTE 6 - SHAREHOLDER AND RELATED PARTY

                                                          As of December 31,
                                                          ------------------
                                                           1996        1995
                                                          ------      ------
     A.   Composition:

          Ampal Industries (Israel) Ltd. - shareholder       --        9,119
          Investment Company of Bank Hapoalim Ltd. -
            related party                                    --        9,119
                                                          -------     ------
                                                             --       18,238
                                                          =======     ======


     B. Effective January 1, 1996, the above balances were converted to unlinked, non-interest bearing capital notes (see Note 8).


NOTE 7 - OTHER CURRENT LIABILITIES

     Composition:                                         As of December 31,
                                                          ------------------
                                                           1996        1995
                                                          ------      ------
          Deferred income taxes                              550       --
          Accrued expenses                                    39         32
                                                          ------     ------
                                                             589         32
                                                          ======     ======

NOTE 8 - CAPITAL NOTES

     Effective on January 1, 1996, balances in the amount of NIS 18,238 due to a shareholder and a related party (see Note 6) were converted to unlinked, non-interest bearing capital notes. During 1996, additional nominal amounts of NIS 3,227 were received in consideration for capital notes with identical terms.

     The effect of changes in the CPI on the unlinked capital notes are presented in capital reserves.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)

NOTE 9 - SHARE CAPITAL
                                                      As of December 31,
                                                   -----------------------
                                                        1996 and 1995
                                                   -----------------------
                                                                Issued and
                                                   Authorized    paid up
                                                   ----------    -------
          Number of shares:

          Ordinary shares of NIS 1 par value each     25,000      1,000
                                                      ======     ======

NOTE 10 - GENERAL AND ADMINISTRATIVE EXPENSES

                                                                        From
                                                                    commencement
                                                     For the       of operations
                                                    year ended        through
                                                   December 31,     December 31,
                                                   ------------     ------------
     A.   Composition:                          1996          1995     1994(*)
                                                ----          ----     -------

          Professional services                  255           189           330
          Management fees to
            related company (see B below)        609         1,388          --
          Other                                   79             4          --
                                              ------        ------        ------
                                                 943         1,581           330
                                              ======        ======        ======

          (*)  See Note 1A.


     B. In May 1995, the Company and the related company reached agreement regarding fees for management services provided by the related company to the Company, including management fees of NIS 776 for such services for the period ended December 31, 1994. The management fees are linked to the CPI. In addition, under conditions defined in an agreement between the parties, the related company is entitled to additional management fees derived, inter alia, from pre-tax gains on realization of investments by the Company after covering all shareholder investments in the Company.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)

NOTE 11 - INCOME TAXES

     A. The Company is subject to the provisions of the Income Tax Law (Inflationary Adjustments) - 1985.

     B. As of December 31, 1996, the Company had tax loss carryforwards of approximately NIS 3,000.

     C. The Company has not received any final income tax assessments since incorporation.

NOTE 12 - CONDENSED FINANCIAL INFORMATION OF THE COMPANY
          IN NOMINAL HISTORICAL NIS

     A.   Condensed balance sheets:

                                                 As of December 31,
                                                 ------------------
                                                 1996          1995
                                                 ----          ----

          Current assets                            632           460
                                                -------       -------
          Investments
             Subsidiaries and affiliates          7,871         4,761
             Other companies                      7,530         5,468
                                                -------       -------
                                                 15,401        10,229
                                                -------       -------
                                                -------       -------
                                                 16,033        10,689
                                                =======       =======

          Current liabilities                       589        16,526
                                                -------       -------
          Capital notes                          21,465          --
                                                -------       -------
          Shareholders' deficiency               (6,021)       (5,837)
                                                -------       -------
                                                 16,033        10,689
                                                =======       =======

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)


NOTE 12 - CONDENSED FINANCIAL INFORMATION OF THE COMPANY
          IN NOMINAL - HISTORICAL NIS

                                                                        From
                                                                    commencement
                                                     For the       of operations
                                                    year ended        through
                                                   December 31,     December 31,
                                                   ------------     ------------
                     :                              1996       1995     1994(*)
                                                    ----       ----     -------

     B.   Condensed statements of operations:

          Revenues
            Gains on changes in ownership
              interests in subsidiaries             8,264       --         --
                                                   ------     ------     ------
                                                    8,264       --         --
                                                   ------     ------     ------
          Expenses
            General and administrative                908      1,343        269
            Financing, Net                            (73)     1,066        637
                                                   ------     ------     ------
                                                      835      2,409        906
                                                   ------     ------     ------
                                                   ------     ------     ------

              Income (loss) before income taxes     7,429     (2,409)      (906)
          Income taxes                                550       --         --
                                                   ------     ------     ------
              Income (loss) after income taxes 6,879 (2,409) (906) Equity in operating results of
            subsidiaries and affiliates            (7,063)    (2,142)      (381)
                                                   ------     ------     ------

          Net loss                                   (184)    (4,551)    (1,287)
                                                   ======     ======     ======

          (*)  See Note 1A.

     C.   Statement of changes in shareholders' deficiency:

                                                                       Total
                                               Share               shareholders'
                                              capital     Deficit    deficiency
                                              -------     -------    ----------

          Issuance of shares                     1          --              1
          Loss for the period from
            commencement of operations
            through December 31, 1994(*)        --        (1,287)      (1,287)
                                              ------      ------       ------
            Balance - December 31, 1994          1        (1,287)      (1,286)
          Net loss                              --        (4,551)      (4,551)
                                              ------      ------       ------
            Balance - December 31, 1995          1        (5,838)      (5,837)
          Net loss                              --          (184)        (184)
                                              ------      ------       ------
            Balance - December 31, 1996          1        (6,022)      (6,021)
                                              ======      ======       ======

          (*)  See Note 1A.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)


NOTE 13 - CONDENSED FINANCIAL INFORMATION OF THE COMPANY IN U.S. DOLLARS AND IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     A.   Basis of presentation:

          (1) The Company's functional currency is the NIS. Pursuant to the request of a shareholder, the financial information of the Company in nominal historical NIS, as presented in Note 12, has been remeasured into U.S. dollars in accordance with the principles of Statement No. 52 of the Financial Accounting Standards Board of the United States, "Foreign Currency Translation".

          (2) The Company's investments in subsidiaries and affiliates in the abovementioned nominal historical financial information have been presented at the equity basis.

               The Company's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. In accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), such portfolio investments should be reflected at value, defined as the quoted market price for securities for which market quotations are readily available, or as an estimate of fair value as determined in good faith by the Board of Directors and management.

               In accordance with the above policy, the following condensed financial information reflects investments in quoted securities at market value and investments in privately held portfolio securities at cost until significant developments affecting the portfolio company provide a basis for a change in valuation. In this regard, the fair value of private securities is adjusted to reflect meaningful third-party transactions in the private market or to reflect significant progress or deterioration in the development of the company's business, such that cost is no longer reflective of fair value. Unrealized appreciation or depreciation in the value of investments is reflected in earnings.

          (3) Deferred income taxes in the condensed financial information below have been recorded on the unrealized appreciation of investments, net of deferred tax benefits in respect of loss carryforwards for tax purposes.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996
                              (in thousands of NIS)


NOTE 13 - CONDENSED FINANCIAL INFORMATION OF THE COMPANY IN U.S. DOLLARS AND IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont.)

          B.   Condensed balance sheets (in thousands of dollars):

                                                   As of December 31,
                                                   ------------------
                                                    1996        1995
                                                   ------      ------

          Current assets                              194         147
                                                   ------      ------
          Investments                              13,715       4,068
                                                   ------      ------
                                                   ------      ------
                                                   13,909       4,215
                                                   ======      ======
          Current liabilities
            Deferred income taxes                   1,832        --
            Other current liabilities                  12       5,272
                                                    1,844       5,272
                                                   ------      ------

          Capital notes                             6,603        --
                                                   ------      ------

          Shareholders' equity (deficiency)         5,462      (1,057)
                                                   ------      ------
                                                   ------      ------
                                                   13,909       4,215
                                                   ======      ======

     C.   Condensed statements of operations (in thousands of dollars):

                                                                       From
                                                                   commencement
                                                      For the      of operations
                                                     year ended       through
                                                    December 31,    December 31,
                                                    ------------    ------------
                     :                            1996        1995     1994(*)
                                                  ----        ----     -------

          Revenues
            Unrealized appreciation on
              portfolio investments               8,571        --          --
            Financing, net                           24        --          --
                                                 ------      ------      ------
                                                  8,595        --          --
                                                 ------      ------      ------
          Expenses
           General and administrative               285         446          89
           Financing, net                          --           354         210
                                                 ------      ------      ------
                                                    285         800         299
                                                 ------      ------      ------
                                                 ------      ------      ------
             Income (loss) before income taxes    8,310        (800)       (299)
           Income taxes                          (1,832)       --          --
                                                 ------      ------      ------
             Net income (loss)                    6,478        (800)       (299)
                                                 ======      ======      ======

          (*)  See Note 1A.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1996



NOTE 13 - CONDENSED FINANCIAL INFORMATION OF THE COMPANY IN U.S. DOLLARS AND IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont.)

     D. Statement of changes in shareholders' equity (deficiency) (in thousands of dollars):

                                                                       Total
                                                 Retained          shareholders'
                                      Share      earnings  Capital     equity
                                      capital   (deficit)  reserves (deficiency)
                                      -------   ---------  -------- ------------

     Issuance of shares                    1       --          --             1
     Net loss for the period from
       commencement of operations
       through December 31, 1994(*)     --         (299)       --          (299)
     Translation adjustments            --         --            (1)         (1)
                                      ------     ------      ------      ------
     Balance - December 31, 1994           1       (299)         (1)       (299)
     Net loss                           --         (800)       --          (800)
     Translation adjustments            --         --            42          42
                                      ------     ------      ------      ------
       Balance - December 31, 1995         1     (1,099)         41      (1,057)
     Net income                         --        6,478        --         6,478
     Translation adjustments            --         --            41          41
                                      ------     ------      ------      ------
       Balance - December 31, 1996         1      5,379          82       5,462
                                      ======     ======      ======      ======

     (*)  See Note 1A.

         [Letterhead of Deloitte Touche Tohmatsu-Igal Brightman & Co.]

                      AUDITORS' REPORT TO THE SHAREHOLDERS
                      ------------------------------------
                                 OF AM-HAL LTD.
                                 --------------

We have audited the accompanying balance sheets of AM-HAL Ltd. ("the Company") as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The statutory financial statements of the Company (not presented separately herein) were prepared in accordance with generally accepted accounting principles ("GAAP") in Israel and in terms of new Israeli shekels ("NIS") with a constant purchasing power as explained in Note 2B. The accompanying financial statements have been prepared at the request of a shareholder in terms of NIS with a constant purchasing power and in accordance with United States GAAP. See
Note 2F(2) for a discussion of the differences between Israeli and U.S. GAAP as applicable to the Company's financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in accordance with generally accepted accounting principles in the United States.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

/s/ Igal Brightman & Co.
Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, February 20, 1997

                        [LETTERHEAD of Shlomo Ziv & Co.]

                    AUIDITORS' REPORT TO THE SHAREHOLDERS OF
                          AMPAL ENGINEERING (1994) LTD.
                    ---------------------------------------

We have audited the balance sheets of Ampal Engineering (1994) Ltd. as at December 31, 1996 and 1995, the related statements of income, statements of changes in shareholders' equity and the statements of cash-flows for each of the three years, the latest ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 7 to the financial statements.

In our opinion, the above mentioned financial statements present fairly, in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in its shareholders' equity and cash-flows for each of the three years, the latest ended December 31, 1996 in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to the financial statements of the Company, such accounting principles are practically identical).

Pursuant to Section 211 of of the Companies Ordinance (New Versions) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the Company's books.

                                                  /s/ SHLOMO ZIV & Co.
Tel-Aviv, March 18, 1997                              SHLOMO ZIV & Co.
                                             Certified Public Accountants (Isr.)

                   [Letterhead of Cohen, Eyal, Yehoshua & Co.]

                             AMPAL ENTERPRISES LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

                            SPECIAL PURPOSE STATEMENT
                            -------------------------

We have audited the balance sheets of Ampal Enterprises Ltd. as at December 31, 1996 and 1995, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect changes in the general purchasing power of the Israel currency in accordance with pronouncements issued by the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data on the basis of which the adjusted financial statements were prepared, are presented in Note 5.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in accordance with generally accepted accounting principles. Also, in our opinion, the financial statements based on nominal data (Note 5) present fairly, in nominal terms, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

                                        /s/ Cohen, Eyal, Yehoshua & Co.
                                          Cohen, Eyal, Yehoshua & Co.
                                       Certified Public Accountants (Isr.)

                       [Letterhead of Fahn, Kanne & Co.]

                                                       Number: 52
                                                       Tel-Aviv, March 10, 1997

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          AMPAL FINANCIAL SERVICES LTD.
                     ---------------------------------------

We have audited the balance sheets of AMPAL FINANCIAL SERVICES LTD. as of December 31, 1996 and 1995 and the related statements of income and shareholders' equity and cash flows for the three years in the period ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

The above statements have been prepared on the basis of historical cost as adjusted for changes in the general purchasing power of the Israeli currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note l3 to the financial statements.

In our opinion, the abovementioned financial statements present fairly the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1996, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 13) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1996 and 1995, the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding this difference is summarized in Note 13 to the financial statements.

                                                /s/ Fahn, Kanne & Co.
                                                  Fahn, Kanne & Co.
                                          Certified Public Accountants (Isr.)

                        [LETTERHEAD of Shlomo Ziv & Co.]

                    AUIDITORS' REPORT TO THE SHAREHOLDERS OF

                           AMPAL HOLDINGS (1991) LTD.
                    ----------------------------------------

We have audited the balance sheets of Ampal Holdings (1991) Ltd. as at December 31, 1996 and 1995, the related statements of income, statements of changes in shareholders' equity and the statements of cash-flows for each of the three years, the latest ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 8 to the financial statements.

In our opinion, the above mentioned financial statements present fairly, in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in its shareholders' equity and cash-flows for each of the three years, the latest ended December 31, 1996 in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to the financial statements of the Company, such accounting principles are practically identical).

Pursuant to Section 211 of of the Companies Ordinance (New Versions) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the Company's books.

Tel-Aviv, March 6, 1997                               SHLOMO ZIV & Co.
                                                  /s/ SHLOMO ZIV & Co.
                                            Certified Public Accountants (Isr.)

                        [Letterhead of Fahn, Kanne & Co]

                                                     Number: 480
                                                     Tel-Aviv,  March  10, 1997

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                         AMPAL INDUSTRIES (ISRAEL) LTD.
                     ---------------------------------------

We have audited the balance sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of December 31, 1996 and 1995 and the related statements of income and shareholders' equity and cash flows for the three years in the period ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

The above statements have been prepared on the basis of historical cost as adjusted for changes in the general purchasing power of the Israeli currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 18 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the abovementioned financial statements present fairly the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1996, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1996 and 1995, the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding this difference is summarized in Note 19 to the financial statements.

                                                   /s/ Fahn, Kanne & Co.
                                                    Fahn, Kanne & Co.
                                            Certified Public Accountants (Isr.)

          [LETTERHEAD OF HAFT & HAFT & CO INCL. STRAUSS, LAZER & CO.]

                               AMPAL (ISRAEL) LTD.
                               -------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

                            SPECIAL PURPOSE STATEMENT
                            -------------------------

We have audited the accompanying consolidated balance sheets of Ampal (Israel) Ltd. as of December 31, 1996 and 1995, and the related statements of profit and loss, changes in shareholders' equity and cash flows for each of the two years ended on those dates, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or in a misrepresentation included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and the Company's management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 25.

We did not audit the financial statements of certain subsidiaries, whose assets constitute approximately 31% and 32% of consolidated total assets as of December 31, 1996 and 1995, respectively, and whose revenues constitute approximately 48% and 34% of consolidated total revenues for the years ended on those dates respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in respect of the aforementioned subsidiaries, is based solely on the reports of the other auditors. Also, the financial statements of included companies which were presented at their book equity, were examined by other auditors.

In our opinion, based on our audits and the reports ofthe other auditors, the financial statments present fairly, in all material respects, the financial position of the Company on a consolidated basis as of December 31, 1996 and 1995, and the results of operations, changes in shareholders' equity and cash flows of the Company on a consolidated basis for each of the two years ended on December 31, 1996 and 1995, in accordance with generally accepted accounting principles in Israel.

Also, in our opinion, the unconsolidated financial statements based on nominal data (Note 25) present fairly, in nominal terms, the unconsolidated financial position of the Company as at December31, 1996 and 1995, and the results of its operations, the changes in shareholders' equity , and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding the method of translation to U.S. dollars and the abovementioned differences are summarized in Note 25F to the financial statements.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

                                             /s/ H.H.S.L. Haft & Haft & Co.
                                               H.H.S.L. Haft & Haft & Co.
                                           Certified Public Accountants (Isr.)

March 10, 1997

                              AMPAL PROPERTIES LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

                            SPECIAL PURPOSE STATEMENT
                            -------------------------

We have audited the balance sheets of Ampal Properties Ltd. as at December 31, 1996 and 1995, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the two years in the period ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect changes in the general purchasing power of the Israel currency in accordance with pronouncements issued by the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 8.

The data in the financial statement relating to investment in an unconsolidated subsidiary and to the Company's share in the losses of included companies, amounting to N.I.S. 8,194 thousand are based on financial statements audited by other auditors.

In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company at December31, 1996 and 1995, and the results of its operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996, in accordance with generally accepted accounting principles. Also, in our opinion, the financial statements based on nominal data (Note 8) present fairly, in nominal terms, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Without qualifying our opinion, we call attention to the Company's accumulated losses, which substantially exceed its capital.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding the method of translation to U.S. dollars and the abovementioned differences are summarized in Note 8E to the financial statements.

Pursuant to Section 211 of the Companies Ordinance (New Version) - l983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

                                              /s/ Cohen, Eyal, Yehoshua & Co.
                                               Cohen, Eyal, Yehoshua & Co.
                                            Certified Public Accountants (Isr.)

March 10, 1997

                      [LETTERHEAD OF MORRIS BRANKIN & Co.]

                          Independent Auditors' Report
                          ----------------------------

To the Shareholders of
BANK HAPOALIM (CAYMAN) LTD.

We have audited the accompanying balance sheets of Bank Hapoalim (Cayman) Ltd. (a subsidiary of Bank Hapoalim B.M.) as at December 31, 1994 and 1993, and the related statements of income, changes in shareholders' equity and cash flows, for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hapoalim (Latin America) Casa Bancaria S.A., a 50% owned investee (1993: wholly owned subsidiary) whose net investment and net loss constitute $1,605,408 (1993:$3,142,765) and loss of $(90,338) (1993:$(320,922); 1992:$(111,070)) of the respective total assets and revenues. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the investee, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly in all material respects, the financial position of Bank Hapoalim (Cayman) Ltd. as at December 31, 1994 and 1993, and its results of operations, changes in shareholders' equity and its cash flows for the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

January 25, 1995
(Except for note 9b                                  /s/ Morris Brankin & Co.
for which the date is
March 7, 1995)

                          [LETTERHEAD OF PORAT & Co.]

                    Report of Independent Public Accountants
                    ----------------------------------------
                                       of
                                       --
                         COUNTRY CLUB KFAR-SABA LIMITED
                         ------------------------------

We have audited the financial statements of Country Club Kfar-Saba Limited (hereinafter - the Company), and the consolidated financial statements of the Company and it's joint venture investee as follows:

-    Balance sheets of the Company as at December 31, 1996, December 31, 1995.

- Statements of income, shareholders equity and cash flow for the company for the two years ended December 31, 1996 and for the consolidated entity for the year 1995.

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

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 22 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2H.

                          [LETTERHEAD OF PORAT & Co.]

                    Report of Independent Public Accountants
                    ----------------------------------------
                                       of
                                       --
                         COUNTRY CLUB KFAR-SABA LIMITED
                         ------------------------------

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in shareholders' equity and cash flows for each of the years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 22) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1996 and 1995, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December
31, 1996, on the basis of the historical cost convention.

Pursuant to section 211 of the companies ordinance (new version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the aforementioned financial statements is given to the best of our information and the explanations received by us and as shown by the books of the company.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 23 to the financial statements.

                                                       Porat & Co
                                                    /s/ Porat & Co
                                          Certified Public Accountants (Isr.)

Ramat Gan, March 2, 1997

          [LETTERHEAD OF FRIEDMAN, SHAPIRA, GOLDSTEIN, SITERMAN & CO.]

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of Epsilon Investment House Ltd.

We have audited the Consolidated Balance Sheets of Epsilon Investment House Ltd., (an Israeli corporation) (hereinafter - "the Company") and its subsidiary as of December 31, 1996 and 1995, and the related Consolidated Statements of Income and the Changes in Shareholders' Equity for each of the two years in the period ended December 31, 1996 and 1995, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audits.

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

In our opinion, the above mentioned excepted, the Financial Statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary, as of December 31, 1996 and 1995 and the results of their operations and the changes in their shareholders' equity, for each of the two years in the period ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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

                    [LETTERHEAD OF CR.R. VILLARMARZO Y ASOC.]

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

We have also reviewed the accompanying statements expressed in U.S. dollars. In our opinion, they have been properly translated on the basis described in Note 1.8.
                                               CR. R. VILLARMARZO Y ASOC.
                                              Ernst & Young International


January 25, 1995
                                             /s/ Luis F. Montone
   -----------------------------             -------------------------------
     TIMBRES PROFESIONALES
     INCLUIDOS EN EL ORlGINAL
   -----------------------------

                          [LETTERHEAD OF PORAT & Co.]

                    Report of Independent Public Accountants
                    ----------------------------------------
                                       of
                                       --
              Hod Hasharon Sport Center (1992) Limited Partnership
              ----------------------------------------------------

We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 1996 and 1995, the related statements of income, partners' capital and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management.

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

                          [LETTERHEAD OF PORAT & Co.]

                    Report of Independent Public Accountants
                    ----------------------------------------

                                       of
                                       --

              Hod Hasharon Sport Center (1992) Limited Partnership
              ----------------------------------------------------

In our opinion, based on our audit the above mentioned financial statements present fairly the financial position of the partnership as at December 31, 1996 and 1995, the results of its operations, the changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 19) present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Pursuant to section 211 of the companies ordinance (new version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the aforementioned financial statements is given to the best of our information and the explanations received by us and as shown by the books of the company.

                                                         Porat and Co.
                                                       /s/ Porat and Co.
                                             Certified Public Accountants (Isr.)

Ramat Gan, February 27, 1997

                      [LETTERHEAD OF KOST LEVARY & FORER]

                         REPORT OF INDEPENDENT AUDITORS
                             To the Shareholders of
                               MIVNAT HOLDING LTD.

     We have audited the balance sheets of Mivnat Holding Ltd. ("the Company") and the consolidated balance sheets of the Company and its subsidiary (the "Consolidated") as of December 31, 1995 and 1996 and the related statements of income, changes in shareholders' equity and cash flows - the Company and the Consolidated - for each of the three years in the period ended December 31, 1996.

     These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli auditors Regulations (Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     The financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, in accordance with Opinion No. 36 of the Institute of Certified Public Accountants in Israel. A summary of the Company's nominal financial statements which served as a basis for the adjusted financial statements is presented in Note 27.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of - the Company and the Consolidated - as of December 31, 1995 and 1996, and the related results of operations, changes in shareholders' equity and cash flows - the Company and the Consolidated - for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles in Israel. Also, in our opinion, the Consolidated financial statements based on nominal data (Note 25) present fairly, in conformity with generally accepted accounting principles, the Consolidated financial position as of December 31, 1996 and 1995, and the related Consolidated results of its operations, changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. Financial statements based on the application of the latter and their translation into U.S. dollars based on the principles set forth in SFAS 52, are presented in Note 25 to the financial statements.

     Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

                                                  /s/ KOST, LEVAR and FORER
Tel-Aviv, Israel                                     KOST, LEVAR and FORER
March 10, 1997                             Certified Public Accountants (Israel)

                         [LETTERHEAD HAFT & HAFT & Co.]

                        [LETTERHEAD NEXIA INTER-NATIONAL]

                                    NIR LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

                            SPECIAL PURPOSE STATEMENT
                            -------------------------

We have audited the accompanying balance sheets of Nir Ltd. as at December 31, 1996 and 1995, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or misstatement contained therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect changes in the general purchasing power of the Israel currency in accordance with pronouncements issued by the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 17.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in accordance with generally accepted accounting principles.

Also in our opinion, the financial statements based on nominal data (Note 17) present fairly, in nominal terms, the financial position of the Company as at December 31, 1996 and 1995, and the results of it operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding the method of translation to U.S. dollars and the abovementioned differences are summarized in Note 17E to the financial statements.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.


                                             /s/ H.H.S.L. Haft & Haft & Co.
                                             ----------------------------------
                                                    H.H.S.L. Haft & Haft & Co.
                                             Certified Public Accountants (Isr.)

March 10, 1997

                          [Letterhead Shlomo Ziv & Co.]

                    AUDITORS' REPORT TO THE SHAREHOLDERS OF
                            PARADISE INDUSTRIES LTD.
                    ---------------------------------------

We have audited the balance sheets of Paradise Industries Ltd. as at December 31, 1996 and 1995, the related statements of income, statements of changes in shareholders' equity and the statements of cash-flows for each of the three years, the latest ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 25 to the financial statements. These amounts have been translated into U.S. Dollars, using the method described in Note 2.D., for the convenience of one of the Company's shareholders, in accordance with the principles set forth in statement No. 52 of the Financial Accounting Standards Board of the United States.

In our opinion, the above mentioned financial statements present fairly, in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in its shareholders' equity and cash-flows for each of the three years, the latest ended December 31, 1996 in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to the financial statements of the Company, such accounting principles are practically identical).

Pursuant to Section 211 of of the Companies Ordinance (New Versions) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the Company's books.

Without qualifying our aforementioned opinion, we draw your attention to Note 23, regarding a claim filed against the Company related to advertising done by the Company.

Tel-Aviv, March 10, 1997                             SHLOMO ZIV & CO.
                                                   /s/ Shlomo Ziv & Co.
                                            Certified Public Accountants (Isr.)

                 [LETTERHEAD OF REUVENI, HARTUV, TEPPER & CO.]

                    AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                    ---------------------------------------
                  PRI HA'EMEK (CANNED AND FROZEN FOOD) 88 LTD.
                  --------------------------------------------


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

                    AUDITOR'S REPORT TO THE SHAREHOLDERS OF
                  PRI HA-EMEK (CANNED AND FROZED FOOD) 88 LTD.
                                  (CONTINUED)

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



                                        /s/ Reuveni, Hartuv, Tepper & Co.
                                        Certified Public Accountants (Isr).

Tel-Aviv, March 24, 1996.

                        [LETTERHEAD of DOV KAHANA & CO.]

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

Ramat-Gan, Israel, March 11, 1996

                                                    /s/ Dov Kahana & Co.
                                                      Dov Kahana & Co.
                                             Certified Public Accountants (Isr.)

                        [LETTERHEAD OF FAHN, KANNE & Co.]

                                                               Number: 990

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                     RED SEA MARINELAND HOLDING (1973) LTD.
                     ---------------------------------------

We have audited the balance sheet of Red Sea Marineland Holding (1973) Ltd. as of December 31, 1996. These financial statements are the responsibility of the Company's management.

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

In our opinion, except for the omission of the information referred to in the preceding paragraph, the above Balance Sheet present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1996, on the basis of the historical cost convention.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above Balance Sheet is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

                                                   /s/ Fahn, Kanne & Co
                                                      Fahn, Kanne & Co
                                             Certified Public Accountants (Isr.)

Tel Aviv, Israel, March 17, 1997

                       [LETTERHEAD OF FAHN, KANNE & Co.]
                                                                 Number: 991

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                       RED SEA UNDERWATER OBSERVATORY LTD.
                     ---------------------------------------

We have audited the balance sheet of Red Sea Underwater Observatory Ltd. (hereinafter: "the Company") and the consolidated balance sheet of the Company and its subsidiaries as of December 31, 1996, and the related consolidated and company statements of income, changes in shareholders' equity and cash flows for the year then ended, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether accidental or intentional. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above statements were prepared on the basis of historical cost as adjusted for changes in the general purchasing power of the Israeli shekel, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements of the Company in historical values, which formed the basis of the adjusted statements, appear in Note 14 to the financial statements. These amounts were translated into U.S. dollars using the method described in Note 15.

The financial statements of subsidiaries operating abroad, whose assets constitute approximately 62% of the total assets contained in the consolidated balance sheet and whose sales constitute approximately 37% of the total revenues contained in the consolidated statement of income for the year ended December 31, 1996, were audited by other auditors.

In our opinion, based on our audit and the reports of other auditors, as mentioned above, the financial statements present fairly the financial position of the Company and Consolidated as of December 31, 1996, and the results of operations, changes in shareholders' equity and cash flows for the Company and Consolidated for the year then ended, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 14) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1996 and the results of its operations for the year ended December 31, 1996, on the basis of the historical cost convention.

In addition, in our opinion, the condensed financial statements translated into U.S. Dollars (Note 15) are presented fairly in conformity with S.F.A.S. 52.

                                                   /s/ Fahn, Kanne & Co.
                                                     Fahn, Kanne & Co.
                                             Certified Public Accountants (Isr.)

Tel Aviv, Israel, March 17, 1997

                        [LETTERHEAD OF DOV KAHANA & CO.]

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

In our opinion, based on our audit and the reports of other auditors, as above mentioned, the financial statements present fairly the financial position of the Company and Consolidated as at December 31, 1995 and 1994, the results of operations, the changes in shareholders' equity and cash flows of the Company for each of the three years, Consolidated for each of the two years, in the period ended December 31, 1995, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the condensed financial statements based on nominal data (Note 14) present fairly, in conformity with generally accepted accounting principles in Israel and in the US., the financial position of the Company as at December 31, 1995 and 1994, and the results of its operations for each of the three years in the period ended December 31, 1995, on the basis of the historical cost convention. As applicable to these condensed financial statements, such accounting principles are substantially identical in all material respects.

Also in our opinion the Condensed Translated Statements into U.S. Dollars (Note
15) are presented fairly in conformity with S.F.A.S. 52.

                                                      /s/ D. Kahana & Co.
Ramat Gan, Israel, March 21, 1996                       Dov Kahana & Co.
                                             Certified Public Accountants (Isr.)

          [LETTERHEAD OF FRIEDMAN, SHAPIRA, GOLDSTEIN, SITERMAN & CO.]

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of Renaissance Investment Co. Ltd.

We have audited the Consolidated Balance Sheets of Renaissance Investment Co. Ltd., (an Israeli corporation) (hereinafter - "the Company") and its subsidiary as of December 31, 1995 and 1996, and the related Consolidated Statements of Income and the Changes in Shareholders' Equity for each of the two years in the period ended December 31, 1995 and 1996, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audits.

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

In our opinion, the above mentioned excepted, the Financial Statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary, as of December 31, 1996 and 1995 and the results of their operations and the changes in their shareholders' equity, for each of the two years in the period ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial Statements.

/s/ FRIEDMAN, SHAPIRA, GOLDSTEIN, SITERMAN & CO.
FRIEDMAN, SHAPIRA, GOLDSTEIN, SITERMAN & CO.
Certified Public Accountants

Tel Aviv March 20, 1997

                       [LETTERHEAD OF KOST LEVARY & FORER]

Messrs. Ampal Ltd.
------------------

            Re: Financial statements of Shmay-Bar Real Estate 1993 Ltd. ("the Company") translated into U.S. dollars
                   -------------------------------------------------------

     As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1996 and 1995, which were audited by us, and on which we expressed our opinion on February 18, 1997, have been provided to you.

     We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1996 and 1995, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) (Israel), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The aforementioned translated U.S. dollar financial statements have been prepared on the basis of nominal NIS historical cost. Disclosure of the effect of the changes in the general purchasing power of the Israeli currency in the financial statements as stated in the Opinions of the Institute of Certified Public Accountants in Israel, has not been included in the above mentioned statements.

     Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1996 and their accompanying Notes.

                      [LETTERHEAD OF KOST LEVARY & FORER]

     In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1996 and 1995, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 3.

     The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

                                                       Sincerely,
                                                 /s/ KOST, LEVARY and FORER
Tel-Aviv, Israel                                   KOST, LEVARY and FORER
March 10, 1997                             Certified Public Accountants (Israel)

                       [LETTERHEAD OF KOST LEVARY & FORER]

Messrs. Ampal Ltd.
------------------

                     Re: Financial statements of Shmay-Bar (T.H) 1993 Ltd. ("the Company") translated into U.S. dollars
                            -------------------------------------------------

     As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1996 and 1995, which were audited by us, and on which we expressed our opinion on February 18, 1997, have been provided to you.

     We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1996 and 1995, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) (Israel), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The aforementioned translated U.S. dollar financial statements have been prepared on the basis of nominal NIS historical cost. Disclosure of the effect of the changes in the general purchasing power of the Israeli currency in the financial statements as stated in the Opinions of the Institute of Certified Public Accountants in Israel, has not been included in the above mentioned statements.

     Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1996 and their accompanying Notes.

                       [LETTERHEAD OF KOST LEVARY & FORER]

     In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1996 and 1995, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 3.

     The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

                                                        Sincerely
Tel-Aviv, Israel                               /s/ KOST, LEVARY and FORER
March 10, 1997                                    KOST, LEVARY and FORER
                                           Certified Public Accountants (Israel)

                    [LETTERHEAD OF ALMAGOR & Co. CPA (ISR)]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Teledata Communications Ltd.

We have audited the accompanying consolidated balance sheets of Teledata Communications Ltd. (the "Company") at December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a consolidated subsidiary, whose assets constitute approximately 5% and 2% of the total consolidated assets at December 31, 1996 and 1995, respectively, and whose total revenues constitute approximately 11%, 13% and 22% of the consolidated total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the abovementioned subsidiary, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. Such auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other independent auditors as stated above, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Almagor & Co.
BDO Almagor & Co.
Certified Public Accountants

Ramat-Gan, Israel,
February 16, 1997

          [LETTERHEAD OF Deloitte Touche Tohmatsu-Igal Brightman & Co.]

                                AUDITORS' REPORT
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      TRINET INVESTMENTS IN HIGH-TECH LTD.
                  ---------------------------------------------

We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1996, expressed in Israeli currency. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed financial information in nominal historical values, which serves as the basis for the adjusted financial statements, appears in Note 10 to the financial statements.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in Israel.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we required and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

The financial information presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 11 to the financial statements.

/s/ Igal Brightman & Co.
Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, February 20, 1997

                     [LETTERHEAD OF Kesselman & Kesselman]

                                AUDITORS' REPORT

To the shareholders of

U.D.S. ULTIMATE DISTRIBUTION SYSTEMS LTD.

We have audited the financial statements of U.D.S. Ultimate Distribution Systems Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiary: balance sheets at December 31, 1996 and 1995 and statements of loss, change in shareholders' equity and cash flows for each of the years ended on those dates. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

Our audits were performed in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether caused by an error in the financial statements or by misleading information included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, are presented in note 11.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position - of the Company and consolidated - at December 31, 1996 and 1995 and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for each of the years ended on those dates, in conformity with generally accepted accounting principles in Israel.

                       [LETTERHEAD OF Coopers & Lybrand]

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have no effect on the determination of nominal/historical net income and shareholders' equity, see note 12.

The nominal Israeli currency consolidated data which are presented in note 12 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States. The translation has been properly made.


Tel-Aviv, Israel
    March 5,1997
                                                   /s/ Kesselman & Kesselman

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                        AMPAL-AMERICAN ISRAEL CORPORATION

                        By /s/ Lawrence Lefkowitz
                           ---------------------------------------------
                           Lawrence Lefkowitz, President
                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the Registrant and in the capacities indicated on March 31, 1997.

Signatures                        Title                                   Date
----------                        -----                                   ----

Arie Abend                        Director
Michael Arnon                     Director
Stanley I. Batkin                 Director
Yaacov Elinav                     Director
Harry B. Henshel                  Director
Irwin Hochberg                    Director
Herbert Kronish                   Director
Lawrence Lefkowitz                Director
Hillel Peled                      Director
Shimon Ravid                      Director
Evelyn Sommer                     Director
Michael W. Sonnenfeldt            Director
Raz Steinmetz                     Director

By /s/ Lawrence Lefkowitz                                        March 31, 1997
---------------------------------------------------------
 Lawrence Lefkowitz, individually, as President
 (Principal Executive Officer) and as
 attorney-in-fact for the Foregoing Persons

By /s/ Alan L. Schaffer                                          March 31, 1997
---------------------------------------------------------
  Alan L. Schaffer, Vice President-Finance and Treasurer
 (Principal Financial Officer)

By /s/ Alla Kanter                                               March 31, 1997
--------------------------------------------------------
  Alla Kanter, Vice President-Accounting and Controller
 (Principal Accounting Officer)

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ---------------------


                                    EXHIBITS

                                       TO

                                    FORM 10-K


                    FOR ANNUAL AND TRANSITION REPORT PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996


                             ----------------------


                        AMPAL-AMERICAN ISRAEL CORPORATION
             (Exact name of Registrant as specified in its Charter)


================================================================================