Form 10-Q
period 1997-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1997-05-15
CIK 731859

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                 --------------------

                                      FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1997
                             ----------               ------------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                              -------------------------    -------------------


                           Commission file number 0-538
                                                   ----


                          AMPAL-AMERICAN ISRAEL CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         New York                                         13-0435685
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


    1177 Avenue of the Americas, New York, New York             10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (212) 782-2100
                                                  ----------------------------

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
                                                      Yes  X    No
                                                         ------   ------

    The number of shares outstanding of each of the issuer's classes of common stock is Common - 0; Class A - 23,714,701 (as of April 30, 1997).

                          AMPAL-AMERICAN ISRAEL CORPORATION

                                  Index to Form 10-Q



                                                                     Page
                                                                     ----

Part I   Financial Information


         Consolidated Statements of Income . . . . . . . . . . .      1

         Consolidated Balance Sheets . . . . . . . . . . . . . .      2

         Consolidated Statements of Cash Flows . . . . . . . . .      4

         Consolidated Statements of Changes in
         Shareholders' Equity. . . . . . . . . . . . . . . . . .      6

         Notes to the Consolidated Financial Statements. . . . .      7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .      9


Part II  Other Information . . . . . . . . . . . . . . . . . . .     11

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED MARCH 31,                                    1997                1996
----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                (Unaudited)         (Unaudited)
                                                                                  (Note 2)

REVENUES
Equity in earnings (losses) of affiliates . . . .            $    2,581          $   (1,080)
Manufacturing . . . . . . . . . . . . . . . . . .                 3,012               2,610
Interest:
    Related parties . . . . . . . . . . . . . . .                 2,503               2,882
    Others. . . . . . . . . . . . . . . . . . . .                   480                 549
Rental income . . . . . . . . . . . . . . . . . .                 2,051               2,874
Realized and unrealized gains (losses) on
    investments . . . . . . . . . . . . . . . . .                 1,364                (314)
Other . .. . . . . . . . . . . . . . . . . . . .                    479                 477
                                                                -------             -------
         Total revenues . . . . . . . . . . . . .                12,470               7,998
                                                                -------             -------


EXPENSES
Manufacturing . . . . . . . . . . . . . . . . . .                 3,021               2,722
Interest:
    Related parties . . . . . . . . . . . . . . .                   715               1,019
    Others. . . . . . . . . . . . . . . . . . . .                 2,053               2,659
Rental property operating expenses. . . . . . . .                   985               1,379
Other . .. . . . . . . . . . . . . . . . . . . .                  1,860               1,761
                                                                -------             -------
         Total expenses . . . . . . . . . . . . .                 8,634               9,540
                                                                -------             -------
Income (loss) from continuing operations before
    income taxes. . . . . . . . . . . . . . . . .                 3,836              (1,542)
Provision for income taxes (benefit) . . . . . .                  1,315                (141)
                                                                -------             -------
Income (loss) from continuing operations. . . . .                 2,521              (1,401)
Loss from discontinued operations (Note 2). . . .                     -              (1,501)
                                                                -------             -------
         NET INCOME (LOSS). . . . . . . . . . . .            $    2,521          $   (2,902)
                                                                -------             -------
                                                                -------             -------
Earnings (loss) per Class A share (Note 4):
    Earnings (loss) from continuing operations. .            $     .09           $     (.05)
    Loss from discontinued operations . . . . . .                    -                 (.06)
                                                                -------             -------
Earnings (loss) per Class A share . . . . . . . .            $     .09           $     (.11)
                                                                -------             -------
                                                                -------             -------
Weighted average number of Class A and
  equivalent shares outstanding (in thousands). .                27,613              24,613



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                 March 31,      December 31,
ASSETS AS AT                                       1997             1996
--------------------------------------------------------------------------------
(Dollars in thousands)                           (Unaudited)      (Note 2)

Cash and cash equivalents. . . . . . . . . .      $   8,943     $   9,685

Deposits, notes and loans receivable . . . .         64,553        57,041

Investments. . . . . . . . . . . . . . . . .        128,280       134,032

Real estate rental property, less accumulated
depreciation of $5,417 and $6,215 (Note 3) .         28,603        58,199

Property and equipment, less accumulated
depreciation of $4,006 and $4,041. . . . . .          5,404         5,571

Other assets . . . . . . . . . . . . . . . .         15,310        19,023
                                                  ---------      --------





TOTAL ASSETS . . . . . . . . . . . . . . . .      $ 251,093     $ 283,551
                                                  ---------     ---------
                                                  ---------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS



LIABILITIES AND                                                      March 31,      December 31,
SHAREHOLDERS' EQUITY AS AT                                             1997            1996
-------------------------------------------------------------------------------------------------
(Dollars in thousands)                                               (Unaudited)     (Note 2)

LIABILITIES
Notes and loans payable:
    Related parties . . . . . . . . . . . . . . . . . . . .          $  16,852      $  34,005
    Others . . . . . . . . . . . . . . . . . . . . . . . .               6,821         10,538
Debentures . . . . . . . . . . . . . . . . . . . . . . . .              46,687         57,871
Accounts and income taxes payable, accrued
    expenses and minority interests. . . . . . . . . . . .              27,548         29,017
                                                                     ---------      ---------
         Total liabilities. . . . . . . . . . . . . . . . .             97,908        131,431
                                                                     ---------      ---------

SHAREHOLDERS' EQUITY
4% Cumulative, Participating, Convertible
    Preferred Stock, $5 par value;  authorized
    650,000 shares;  issued and outstanding 189,287
    and 190,936 shares. . . . . . . . . . . . . . . . . . .                947            955

6-1/2% Cumulative, Convertible Preferred Stock,
    $5 par value;  authorized 4,282,850 shares;
    issued and outstanding 988,055 and 1,002,483 shares . .              4,940          5,012

Class A Stock, $1 par value;  authorized
    60,000,000 shares; issued 24,307,949 and
    24,256,420 shares; outstanding 23,702,549 and
    23,651,020 shares . . . . . . . . . . . . . . . . . . .             24,308         24,257

Additional paid-in capital. . . . . . . . . . . . . . . . .             57,439         57,410

Retained earnings . . . . . . . . . . . . . . . . . . . . .             77,464         74,943

Treasury Stock, 605,400 shares of Class A Stock, at cost. .             (3,829)        (3,829)
Cumulative translation adjustments. . . . . . . . . . . . .             (7,948)        (6,530)
Unrealized loss on marketable securities. . . . . . . . . .               (136)           (98)
                                                                     ---------      ---------

         Total shareholders' equity . . . . . . . . . . . .            153,185        152,120
                                                                     ---------      ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .          $ 251,093      $ 283,551
                                                                     ---------      ---------
                                                                     ---------      ---------



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS




THREE MONTHS ENDED MARCH 31,                                       1997                1996
------------------------------------------------------------------------------------------------
(Dollars in thousands)                                          (Unaudited)         (Unaudited)
                                                                                     (Note 2)

Cash flows from operating activities:
    Net income (loss). . . . . . . . . . . . . . . . . . .      $   2,521           $   (2,902)
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in (earnings) losses of affiliates . . . . . .         (2,581)               1,080
     Loss from discontinued operations . . . . . . . . . .              -                1,501
     Realized and unrealized (gains) losses on
      investments. . . . . . . . . . . . . . . . . . . . .         (1,364)                 314
     Depreciation expense. . . . . . . . . . . . . . . . .            377                  506
     Amortization expense. . . . . . . . . . . . . . . . .            532                  988
     Translation loss. . . . . . . . . . . . . . . . . . .            196                    5
     Minority interests. . . . . . . . . . . . . . . . . .            (83)                (102)
    Decrease (increase) in other assets. . . . . . . . . .          1,686                 (956)
    (Decrease) in accounts and income taxes
     payable, accrued expenses and minority
     interests . . . . . . . . . . . . . . . . . . . . . .         (1,587)                (977)
    Investments made in trading securities . . . . . . . .         (1,560)                (446)
    Proceeds from sale of trading securities . . . . . . .          1,589                  221
    Dividend received from affiliate . . . . . . . . . . .             70                    -
                                                                ---------           ----------

     Net cash (used in) operating activities . . . . . . .           (204)                (768)
                                                                ---------           ----------

Cash flows from investing activities:
    Deposits, notes and loans receivable collected . . . .          8,745                8,948
    Deposits, notes and loans receivable granted . . . . .           (860)                (673)
    Investments made in:
     Available-for-sale securities . . . . . . . . . . . .              -                 (265)
     Affiliates and others . . . . . . . . . . . . . . . .         (1,689)              (3,019)
    Proceeds from sale of investments:
     Available for sale. . . . . . . . . . . . . . . . . .            945                    -
     Others. . . . . . . . . . . . . . . . . . . . . . . .          5,897                  710
Deposit-sale of affiliate (Note 5) . . . . . . . . . . . .          4,177                    -
Proceeds from sale of real estate rental
    property . . . . . . . . . . . . . . . . . . . . . . .         15,030                    -
Purchase of property and equipment . . . . . . . . . . . .           (190)               (210)
Purchase of real estate rental property. . . . . . . . . .           (110)                (47)
                                                                ---------           ----------

    Net cash provided by investing activities. . . . . . .         31,945                5,444
                                                                ---------           ----------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS




THREE MONTHS ENDED MARCH 31,                                        1997                1996
------------------------------------------------------------------------------------------------
(Dollars in thousands)                                          (Unaudited)         (Unaudited)
                                                                                     (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
    Related parties. . . . . . . . . . . . . . . . . . . .      $     452           $       -
    Others . . . . . . . . . . . . . . . . . . . . . . . .            152               1,580
 Notes and loans payable repaid:
    Related parties. . . . . . . . . . . . . . . . . . . .        (17,555)             (1,095)
    Others . . . . . . . . . . . . . . . . . . . . . . . .         (3,736)               (490)
 Debentures repaid . . . . . . . . . . . . . . . . . . . .        (11,312)             (7,854)
                                                                ---------           ---------

    Net cash (used in) financing activities. . . . . . . .        (31,999)             (7,859)
                                                                ---------           ---------

Effect of exchange rate changes on cash and
    cash equivalents . . . . . . . . . . . . . . . . . . .           (484)               (465)
                                                                ---------           ---------

Net (decrease) in cash and cash equivalents. . . . . . . .           (742)             (3,648)
Cash and cash equivalents at beginning of
    period . . . . . . . . . . . . . . . . . . . . . . . .          9,685              15,976
                                                                ---------           ---------

Cash and cash equivalents at end of period . . . . . . . .      $   8,943           $  12,328
                                                                ---------           ---------
                                                                ---------           ---------

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest:
    Related parties  . . . . . . . . . . . . . . .. . . . .     $     378           $     605
    Others  . . . . . . . . . . . . . . . . . . . . . . . .         1,455               1,608
                                                                ---------           ---------
         Total interest paid. . . . . . . . . . . . . . . .     $   1,833           $   2,213
                                                                ---------           ---------
                                                                ---------           ---------

Income taxes paid . . . . . . . . . . . . . . . . . . . . .     $      12           $     866
                                                                ---------           ---------
                                                                ---------           ---------





The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




THREE MONTHS ENDED MARCH 31,                             1997                1996
--------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)          (Unaudited)         (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year . . . . . . . . . . .      $      955          $      995
Conversion of 1,649 and 1,592 shares into
    Class A Stock. . . . . . . . . . . . . . . .              (8)                 (8)
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $      947          $      987
                                                      ----------          ----------
                                                      ----------          ----------


6-1/2% PREFERRED STOCK
Balance, beginning of year . . . . . . . . . . .      $    5,012          $    5,263
Conversion of 14,428 and 10,511 shares into
    Class A Stock. . . . . . . . . . . . . . . .             (72)                (53)
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $    4,940          $    5,210
                                                      ----------          ----------
                                                      ----------          ----------

CLASS A STOCK
Balance, beginning of year . . . . . . . . . . .      $   24,257          $   21,066
Issuance of shares upon conversion of
    Preferred Stock. . . . . . . . . . . . . . .              51                  39
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $   24,308          $   21,105
                                                      ----------          ----------
                                                      ----------          ----------

COMMON STOCK
Balance, beginning of year . . . . . . . . . . .      $        -          $    3,000
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $        -          $    3,000
                                                      ----------          ----------
                                                      ----------          ----------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year . . . . . . . . . . .      $   57,410          $   57,310
Conversion of Preferred Stock. . . . . . . . . .              29                  22
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $   57,439          $   57,332
                                                      ----------          ----------
                                                      ----------          ----------

RETAINED EARNINGS
Balance, beginning of year . . . . . . . . . . .      $   74,943          $   85,559
Net income (loss). . . . . . . . . . . . . . . .           2,521              (2,902)
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $   77,464          $   82,657
                                                      ----------          ----------
                                                      ----------          ----------

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year . . . . . . . . . . .      $   (6,530)         $   (4,354)
Foreign currency translation adjustment. . . . .          (1,418)                293
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $   (7,948)         $   (4,061)
                                                      ----------          ----------
                                                      ----------          ----------

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year . . . . . . . . . . .      $      (98)         $     (595)
Unrealized (loss) gain, net. . . . . . . . . . .             (38)                430
                                                      ----------          ----------
Balance, end of period . . . . . . . . . . . . .      $     (136)         $     (165)
                                                      ----------          ----------
                                                      ----------          ----------



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

2. The December 31, 1996 consolidated balance sheet presented herein was derived from the audited December 31, 1996 consolidated financial statements of the Company.

    Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1996 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1996 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Consolidated Statements of Income and Cash Flows for the three months ended March 31, 1996 have been reclassified to reflect the results of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. as discontinued operations. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included.

3. On January 31, 1997, the Company sold to the Government of Israel (the "Government") for $31 million a condominium unit in the 290,000 square-foot office building located at 800 Second Avenue, New York, New York which is occupied by the Government. As a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the Statement of Income. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the conversions of 6-1/2% and 4% Preferred Stocks to Class A Stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application in the interim financial statements is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented.

    Had the Company applied the principles of SFAS No. 128, earnings per share data would be as follows:

                                                           Pro Forma
                                                           ---------
Three months ended March 31,                            1997            1996
                                                        ----            ----

Basic EPS:
  Earnings (loss) from continuing operations. . .     $  .11         $ (.06)
  Loss from discontinued operations . . . . . . .          -           (.06)
                                                      ------         -------
  Earnings (loss) per Class A share . . . . . . .     $  .11         $ (.12)
                                                      ------         -------
                                                      ------         -------

Diluted EPS:
  Earnings (loss) from continuing operations. . .     $  .09         $  (.05)
  Loss from discontinued operations . . . . . . .          -            (.06)
                                                      ------         -------

  Earnings (loss) per Class A share . . . . . . .     $  .09         $  (.11)
                                                      ------         -------
                                                      ------         -------

                                                                 Pro Forma
                                                                 ---------
                                                           1997           1996
                                                           ----           ----
    Shares used in calculation (in thousands):
      Basic EPS . . . . . . . . . . . . . . . . . . .     23,677         23,481
      Diluted EPS . . . . . . . . . . . . . . . . . .     27,613         27,613

5. On May 8, 1997, the Company sold all of its direct holdings in Orlite Industries (1959) Ltd. ("Orlite") and a wholly-owned subsidiary which holds a separate interest in Orlite to Investment Company of Bank Hapoalim for an aggregate purchase price of $5.3 million plus interest. The Company will record a gain on sale of $.3 million ($.2 million net of taxes) in its June 30, 1997 consolidated financial statements.

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
              --------------------------------------------------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Consolidated income from continuing operations increased to $2.5 million for the three-month period ended March 31, 1997, from a loss of $1.4 million for the same period in 1996. The increase in income resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments recorded in 1997 as compared to the losses recorded in 1996, and net interest income in 1997 as compared to net interest expense in 1996.

Equity in earnings of affiliates increased to $2.6 million for the three months ended March 31, 1997, from equity in losses of $1.1 million for the same period in 1996. The increase is primarily attributable to the improved earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies, and Coral World International Ltd. ("CWI"), the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel) and Perth and Manly (Australia). Ophir reported improved earnings in 1997 primarily because of a $4.4 million gain ($3 million after taxes) realized on the sale of office and commercial space located in Petach Tikva, Israel. In addition, Ophir recorded higher gains on sale of investments, which are primarily attributable to the company's investment in Teledata Communications Ltd. ("Teledata"), and lower interest expense, which resulted from a lower increase in the Consumer Price Index ("CPI") in Israel in the first quarter of 1997 as compared to the same period in 1996.

CWI reported earnings in 1997 as compared to losses it incurred in the first quarter of 1996. The losses recorded by CWI in 1996 were primarily attributable to the company's investments in marine parks in Nassau (Bahamas) and St. Thomas (U.S. Virgin Islands), which were sold in September 1996 and April 1997, respectively.

The increases noted above were partially offset by the decreased earnings recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd., a high-technology venture capital fund, which recorded lower unrealized gains on its investments in the three months ended March 31, 1997 as compared to the same period in 1996, and decreased earnings of Carmel Container Systems Limited ("Carmel"), the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products. Carmel's first quarter's earnings decreased in 1997 as compared to the same period in 1996 primarily because of a decrease in sales prices as a result of escalating competition, an increase in costs which are associated with the running-in of a new plant and the one-time expenses incurred with respect to the closing of old plants.

In the quarter ended March 31, 1997, the Company recorded $1.2 million of gains on sale of investments, $.7 million of which is attributable to its direct investment in Teledata, as compared to $.1 million of gains on sale of investments recorded in the same period in 1996.

The Company also recorded $.1 million of unrealized gains on investments which are classified as trading securities in the three-month period ended March 31, 1997, as compared to $.4 million of unrealized losses in the same period in 1996. At March 31, 1997 and December 31, 1996, the aggregate fair value of trading securities amounted to approximately $4.8 million and $4.5 million, respectively.

The Company recorded net interest income in the three months ended March 31, 1997, as compared to net interest expense in the same period in 1996. The increase in net interest income is primarily attributable to debt reduction in connection with the sale of a condominium unit in an office building ("800 Second Avenue") located at 800 Second Avenue New York, New York. See Liquidity and Capital Resources.

Manufacturing revenues and expenses, which reflect the operations of Paradise Industries Ltd., the Company's 85.1%-owned subsidiary, a leading manufacturer and distributor of mattresses and fold-out beds in Israel, increased as a result of increased sales, mainly because of the company's more successful marketing efforts.

The decreases in rental income and rental property operating expenses are attributable to the sale of a condominium unit in 800 Second Avenue.

The change in the effective income tax rate in 1997 as compared to 1996 is mainly attributable to the losses of certain Israeli subsidiaries in 1996 for which no tax benefits were available.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, cash and cash equivalents were $8.9 million as compared with $9.7 million at December 31, 1996. In addition, Ampal had approximately $21 million of highly liquid interest-bearing securities included in the investments caption at March 31, 1997, as compared with $25 million at December 31, 1996. The decrease in cash and cash equivalents and short-term investments is primarily attributable to scheduled debenture redemptions. The increases in deposits, notes and loans receivable and decreases in real estate rental property, and notes and loans payable, are primarily attributable to the sale of a condominium unit in 800 Second Avenue to the Government of Israel (the "Government") for $31 million on January 31, 1997. At that time, the Government paid $15 million and gave the Company a note for the remaining $16 million which is payable on January 30, 1998. As a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

Recently Issued Accounting Standards
------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the conversions of 6-1/2% and 4% Preferred Stocks to Class A Stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company reflected the effect of adoption of SFAS No. 128, on a pro forma basis, in Note 4 to its March 31, 1997 consolidated financial statements.

                        AMPAL-AMERICAN ISRAEL CORPORATION
                  ---------------------------------------------

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

Item 3.  Defaults upon Senior Securities - None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None.
         ---------------------------------------------------

Item 5.  Other Information - None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Share of Class A Stock

         Exhibit 27 - Financial Data Schedule.

    (b) Reports on Form 8-K. A Current Report on Form 8-K, dated January 7, 1997, was filed by the Registrant reporting an Item 2 Event: the transfer by two of the Registrant's subsidiaries of their equity interests in Pri Ha'emek (Canned and Frozen Food) 88 Ltd. to Agrifarm International Limited.

                           AMPAL-AMERICAN ISRAEL CORPORATION
                       -----------------------------------------




                                      SIGNATURES
                                   ----------------

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



                                               AMPAL-AMERICAN ISRAEL CORPORATION



                                              By:/s/ Lawrence Lefkowitz
                                              ---------------------------------
                                                 Lawrence Lefkowitz
                                                 President
                                                 (Principal Executive Officer)



                                              By:/s/ Alan L. Schaffer
                                              ---------------------------------
                                                 Alan L. Schaffer
                                                 Vice President - Finance
                                                   and Treasurer
                                                 (Principal Financial Officer)



                                              By:/s/ Alla Kanter
                                              ---------------------------------
                                                 Alla Kanter
                                                 Vice President - Accounting
                                                   and Controller
                                                 (Principal Accounting Officer)


Dated:  May 15, 1997

                        AMPAL-AMERICAN ISRAEL CORPORATION
                  ---------------------------------------------

                                    Exhibit Index
                                   ----------------

Exhibit No.                          Description

    11                  Schedule Setting Forth Computation of Earnings
                        Per Share of Class A Stock

    27                  Financial Data Schedule