Form 10-Q
period 1997-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1997-08-14
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                                ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________


                          Commission file number 0-538
                                                 -----

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 23,764,879 (as of July 31, 1997).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                               Index to Form 10-Q



                                                                     Page
                                                                     ----
Part I   Financial Information


         Consolidated Statements of Income

          Six Months Ended June 30..............................       1

          Three Months Ended June 30............................       2

         Consolidated Balance Sheets............................       3

         Consolidated Statements of Cash Flows..................       5

         Consolidated Statements of Changes in Shareholders'
          Equity................................................       7

         Notes to the Consolidated Financial Statements.........       8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........      10


Part II  Other Information......................................      13

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



SIX MONTHS ENDED JUNE 30,                                   1997       1996
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            (Unaudited) (Unaudited)
                                                                      (Note 2)

REVENUES
Equity in earnings of affiliates .....................     $ 9,211     $  1,348
Manufacturing (Note 6) ...............................       6,286        5,204
Interest:
 Related parties .....................................       4,325        6,205
 Others ..............................................       1,228        1,130
Rental income ........................................       3,707        5,726
Realized and unrealized gains on investments .........       4,046        2,131
Other ................................................       1,037          944
                                                           -------     --------
     Total revenues ..................................      29,840       22,688
                                                           -------     --------

EXPENSES
Manufacturing (Note 6) ...............................       6,735        5,455
Interest:
 Related parties .....................................       1,292        2,114
 Others ..............................................       3,765        5,884
Rental property operating expenses ...................       2,083        2,883
Other ................................................       4,161        3,442
                                                           -------     --------
     Total expenses ..................................      18,036       19,778
                                                           -------     --------
Income from continuing operations before
 income taxes ........................................      11,804        2,910
Provision for income taxes ...........................       4,514        1,358
                                                           -------     --------
Income from continuing operations ....................       7,290        1,552
Loss from discontinued operations (Note 2) ...........          --       (2,575)
                                                           -------     --------

     NET INCOME (LOSS) ...............................     $ 7,290     $ (1,023)
                                                           =======     ========

Earnings (loss) per Class A share (Note 4):
 Earnings from continuing operations .................     $   .26     $    .05
 Loss from discontinued operations ...................          --         (.09)
                                                           -------     --------
Earnings (loss) per Class A share ....................     $   .26     $   (.04)
                                                           =======     ========

Weighted average number of Class A and
 equivalent shares outstanding (in thousands) ........      27,614       24,613








The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED JUNE 30,                                  1997        1996
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             (Unaudited)(Unaudited)
                                                                       (Note 2)

REVENUES
Equity in earnings of affiliates .......................    $ 6,630    $  2,428
Manufacturing (Note 6) .................................      3,274       2,594
Interest:
 Related parties .......................................      1,822       3,323
 Others ................................................        748         581
Rental income ..........................................      1,656       2,852
Realized and unrealized gains on investments ...........      2,682       2,445
Other ..................................................        558         467
                                                            -------    --------
     Total revenues ....................................     17,370      14,690
                                                            -------    --------

EXPENSES
Manufacturing (Note 6) .................................      3,714       2,733
Interest:
 Related parties .......................................        577       1,095
 Others ................................................      1,712       3,225
Rental property operating expenses .....................      1,098       1,504
Other ..................................................      2,301       1,681
                                                            -------    --------
     Total expenses ....................................      9,402      10,238
                                                            -------    --------
Income from continuing operations before income
 taxes .................................................      7,968       4,452
Provision for income taxes .............................      3,199       1,499
                                                            -------    --------
Income from continuing operations ......................      4,769       2,953
Loss from discontinued operations (Note 2) .............         --      (1,074)
                                                            -------    --------

     NET INCOME ........................................    $ 4,769    $  1,879
                                                            =======    ========

Earnings per Class A share (Note 4):
 Earnings from continuing operations ...................    $   .17    $    .10
 Loss from discontinued operations .....................         --        (.03)
                                                            -------    --------
Earnings per Class A shares ............................    $   .17    $    .07
                                                            =======    ========

Weighted average number of Class A and
 equivalent shares outstanding (in thousands) ..........     27,614      24,613




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                          June 30,  December 31,
ASSETS AS AT                                                1997        1996
--------------------------------------------------------------------------------
(Dollars in thousands)                                   (Unaudited)    (Note 2)

Cash and cash equivalents ............................     $ 17,808     $ 20,633

Deposits, notes and loans receivable .................       58,012       57,041

Investments ..........................................      125,495      123,084

Real estate rental property, less accumulated
 depreciation of $5,455 and $6,215 (Note 3) ..........       28,129       58,199

Property and equipment, less accumulated
 depreciation of $2,427 and $4,041 ...................        3,156        5,571

Other assets .........................................       18,912       19,023
                                                           --------     --------


TOTAL ASSETS .........................................     $251,512     $283,551
                                                           ========     ========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                           June 30,  December 31,
SHAREHOLDERS' EQUITY AS AT                                  1997        1996
--------------------------------------------------------------------------------
(Dollars in thousands)                                   (Unaudited)   (Note 2)

LIABILITIES
Notes and loans payable:
  Related parties ......................................  $  17,257   $  34,005
  Others ...............................................      5,793      10,538
Debentures .............................................     43,367      57,871
Accounts and income taxes payable, accrued
 expenses and minority interests .......................     30,078      29,017
                                                          ---------   ---------
        Total liabilities ..............................     96,495     131,431
                                                          ---------   ---------

SHAREHOLDERS' EQUITY
4% Cumulative, Participating, Convertible Preferred
 Stock, $5 par value; authorized 189,287 shares; issued
 and outstanding 187,426 and 190,936 shares ............        937         955

6-1/2% Cumulative, Convertible Preferred Stock,
 $5 par value; authorized 988,055 shares; issued and
 outstanding 976,783 and 1,002,483 shares ..............      4,884       5,012

Class A Stock, $1 par value;  authorized
 60,000,000 shares; issued 24,354,070 and
 24,256,420 shares; outstanding 23,748,670 and
 23,651,020 shares .....................................     24,354      24,257

Additional paid-in capital .............................     57,474      57,410

Retained earnings ......................................     82,233      74,943

Treasury Stock, 605,400 shares of Class A Stock,
 at cost ...............................................     (3,829)     (3,829)
Cumulative translation adjustments .....................    (11,036)     (6,530)
Unrealized loss on marketable securities ...............         --         (98)
                                                          ---------   ---------
        Total shareholders' equity .....................    155,017     152,120
                                                          ---------   ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............  $ 251,512   $ 283,551
                                                          =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



SIX MONTHS ENDED JUNE 30,                                    1997       1996
--------------------------------------------------------------------------------
(Dollars in thousands)                                    (Unaudited)(Unaudited)
                                                                       (Note 2)

Cash flows from operating activities:
 Net income (loss) .......................................  $  7,290   $ (1,023)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates .......................    (9,211)    (1,348)
  Loss from discontinued operations ......................        --      2,575
  Realized and unrealized gains on investments ...........    (4,046)    (2,131)
  Depreciation expense ...................................       923      1,011
  Amortization expense ...................................       979      1,856
  Translation (gain) .....................................      (101)      (357)
  Minority interests .....................................      (211)      (225)
 (Increase) in other assets ..............................      (520)      (741)
 Increase in accounts and income taxes payable,
  accrued expenses and minority interests ................     1,202        698
 Investments made in trading securities ..................    (3,376)      (858)
 Proceeds from sale of trading securities ................     3,038      1,331
 Dividend received from affiliate ........................        70         --
                                                            --------   --------

  Net cash (used in) provided by operating activities ....    (3,963)       788
                                                            --------   --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected ..........    13,336     12,941
 Deposits, notes and loans receivable granted ............      (907)    (3,385)
 Investments made in:
  Available-for-sale securities ..........................        --       (265)
  Affiliates and others ..................................    (4,650)    (4,332)
 Proceeds from sale of investments:
  Available for sale .....................................     1,537        639
  Others .................................................    13,625      3,229
 Proceeds from sale of real estate rental
  property ...............................................    15,046         --
 Purchase of property and equipment ......................      (257)      (505)
 Purchase of real estate rental property .................      (194)      (414)
                                                            --------   --------

  Net cash provided by investing activities ..............    37,536      7,908
                                                            --------   --------



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



SIX MONTHS ENDED JUNE 30,                                  1997         1996
--------------------------------------------------------------------------------
(Dollars in thousands)                                  (Unaudited)  (Unaudited)
                                                                       (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ....................................    $  1,244     $    190
  Others .............................................         580        3,341
 Notes and loans payable repaid:
  Related parties ....................................     (18,168)      (2,489)
  Others .............................................      (4,813)        (691)
 Debentures repaid ...................................     (13,776)     (13,386)
                                                          --------     --------

  Net cash (used in) financing activities ............     (34,933)     (13,035)
                                                          --------     --------

Effect of exchange rate changes on cash and
 cash equivalents ....................................      (1,465)      (1,530)
                                                          --------     --------

Net (decrease) in cash and cash equivalents ..........      (2,825)      (5,869)
Cash and cash equivalents at beginning of
 period ..............................................      20,633       25,734
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $ 17,808     $ 19,865
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties ....................................    $    684     $  1,206
  Others .............................................       1,583        1,673
                                                          --------     --------
    Total interest paid ..............................    $  2,267     $  2,879
                                                          ========     ========

 Income taxes paid ...................................    $    339     $  2,160
                                                          ========     ========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



SIX MONTHS ENDED JUNE 30,                                  1997         1996
--------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)            (Unaudited)  (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year .........................     $    955      $    995
Conversion of 3,510 and 2,672 shares into
 Class A Stock .....................................          (18)          (13)
                                                         --------      --------
Balance, end of period .............................     $    937      $    982
                                                         ========      ========

6-1/2% PREFERRED STOCK
Balance, beginning of year .........................     $  5,012      $  5,263
Conversion of 25,700 and 25,890 shares into
 Class A Stock .....................................         (128)         (129)
                                                         --------      --------
Balance, end of period .............................     $  4,884      $  5,134
                                                         ========      ========

CLASS A STOCK
Balance, beginning of year .........................     $ 24,257      $ 21,066
Issuance of shares upon conversion of
 Preferred Stock ...................................           94            91
Issuance of additional shares ......................            3            --
                                                         --------      --------
Balance, end of period .............................     $ 24,354      $ 21,157
                                                         ========      ========

COMMON STOCK
Balance, beginning of year .........................     $     --      $  3,000
                                                         --------      --------
Balance, end of period .............................     $     --      $  3,000
                                                         ========      ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .........................     $ 57,410      $ 57,310
Conversion of Preferred Stock ......................           52            51
Issuance of additional shares ......................           12            --
                                                         --------      --------
Balance, end of period .............................     $ 57,474      $ 57,361
                                                         ========      ========

RETAINED EARNINGS
Balance, beginning of year .........................     $ 74,943      $ 85,559
Net income (loss) ..................................        7,290        (1,023)
                                                         --------      --------
Balance, end of period .............................     $ 82,233      $ 84,536
                                                         ========      ========


CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year .........................     $ (6,530)     $ (4,354)
Foreign currency translation adjustment ............       (4,506)       (1,202)
                                                         --------      --------
Balance, end of period .............................     $(11,036)     $ (5,556)
                                                         ========      ========

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year .........................     $    (98)     $   (595)
Unrealized gain, net ...............................           98           321
                                                         --------      --------
Balance, end of period .............................     $     --      $   (274)
                                                         ========      ========



The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. As used in these financial statements, the term "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries.

2. The December 31, 1996 consolidated balance sheet presented herein was derived from the audited December 31, 1996 consolidated financial statements of the Company.

         Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1996 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1996 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1996 consolidated balance sheet, consolidated statement of cash flows and consolidated statements of income have been reclassified to conform with the current period's presentation and to reflect the results of Pri Ha'emek (Canned and Frozen Food) 88 Ltd. as discontinued operations. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included.

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

         Had the Company applied the principles of SFAS No. 128, earnings per share data on a Pro Forma basis would be as follows:

Six months ended June 30,                                     1997        1996
                                                              ----        ----
Basic EPS:
 Earnings from continuing operations ..................       $ .31       $ .07
 Loss from discontinued operations ....................          --        (.11)
                                                              -----       -----
 Earnings (loss) per Class A share ....................       $ .31       $(.04)
                                                              =====       =====

Six months ended June 30,                                      1997        1996
                                                               ----        ----
Diluted EPS:
 Earnings from continuing operations ..................       $ .26       $ .05
 Loss from discontinued operations ....................          --        (.09)
                                                              -----       -----
 Earnings (loss) per Class A share ....................       $ .26       $(.04)
                                                              =====       =====

Shares used in calculation (in thousands):
 Basic EPS ............................................      23,702      23,503
 Diluted EPS ..........................................      27,614      27,613

Three months ended June 30,                                   1997        1996
                                                              ----        ----
Basic EPS:
 Earnings from continuing operations ..................       $ .20       $ .13
 Loss from discontinued operations ....................          --        (.05)
                                                              -----       -----
 Earnings per Class A share ...........................       $ .20       $ .08
                                                              =====       =====

Diluted EPS:
 Earnings from continuing operations...................       $ .17       $ .10
 Loss from discontinued operations.....................          --        (.03)
                                                              -----       -----
 Earnings per Class A share............................       $ .17       $ .07
                                                              =====       =====

Shares used in calculation (in thousands):
 Basic EPS ............................................      23,725      23,526
 Diluted EPS ..........................................      27,614      27,613

5. On May 8, 1997, the Company sold all of its direct holdings in Orlite Industries (1959) Ltd. ("Orlite") and a wholly-owned subsidiary which holds a separate interest in Orlite to Investment Company of Bank Hapoalim for an aggregate purchase price of $5.3 million plus interest. The Company recorded a gain on sale of $.3 million in its June 30, 1997 consolidated financial statements.

6. On June 26, 1997 the main factory of the Company's 85%-owned subsidiary, Paradise Industries Ltd. ("Paradise"), was heavily damaged by a fire and has been closed since then. Paradise carries both fire damage and business interruption insurance covering the factory. It is too early to determine the amount of loss to be incurred as a result of the fire, if any, or when Paradise will resume its operations. The 1997 manufacturing revenues and expenses reflect the operations of Paradise through the date of the fire.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Six months ended June 30, 1997 compared to six months ended June 30, 1996:
--------------------------------------------------------------------------

Consolidated income from continuing operations increased to $7.3 million for the six-month period ended June 30, 1997, from $1.6 million for the same period in 1996. The increase in income resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments and net interest income in 1997 as compared to net interest expense in 1996.

Equity in earnings of affiliates increased from $1.3 million for the six months ended June 30, 1996, to $9.2 million for the same period in 1997. The increase is primarily attributable to the significantly improved earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies, and Coral World International Ltd. ("CWI"), the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel) and Perth and Manly (Australia). The increase in Ophir's 1997 earnings resulted from gains on sale and issuance of shares of Teledata Communications Ltd. ("Teledata") as part of a public offering made by Teledata in May 1997, a gain on sale of office and commercial space located in Petach Tikva, Israel and lower interest expense which resulted from repayments of loans.

CWI reported earnings in 1997 as compared to losses it incurred in the first half of 1996. The losses recorded by CWI in 1996 were primarily attributable to the company's investments in marine parks in Nassau (Bahamas) and St. Thomas (U.S. Virgin Islands), which were sold in September 1996 and April 1997, respectively.

The increases noted above were partially offset by the losses recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a high-technology venture capital fund which recorded unrealized losses on its investments in the six months ended June 30, 1997 as compared to unrealized gains in the same period in 1996, and losses of Carmel Container Systems Limited ("Carmel"), the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products. Carmel recorded losses in the six months ended June 30, 1997 as compared to earnings in the same period in 1996 primarily because of a decrease in sales volume as a result of the economic slowdown in Israel, a decrease in sales prices as a result of escalating competition, an increase in costs which are associated with the running-in of a new plant and the one-time expenses incurred with respect to the closing of old plants.

In the six months ended June 30, 1997, the Company recorded $2.7 million of gains on sale of investments, $1.8 million of which is attributable to its direct investment in Teledata, as compared to $1.1 million of gains on sale of investments ($.3 million with respect to Teledata) recorded in the same period in 1996.

The Company also recorded $2.3 million of unrealized gains on investments which are classified as trading securities and a $1 million loss from impairment of its investment in a distribution software company in the six-month period ended June 30, 1997, as compared to $1.1 million of unrealized gains on investments in trading securities in the same period in 1996. At June 30, 1997 and December 31, 1996, the aggregate fair value of trading securities amounted to approximately $7.9 million and $4.5 million, respectively.

The Company recorded net interest income in the six months ended June 30, 1997, as compared to net interest expense in the same period in 1996. The increase in net interest income is primarily attributable to debt reduction in connection with the sale of a condominium unit in an office building ("800 Second Avenue") located at 800 Second Avenue New York, New York. See Liquidity and Capital Resources.

On June 26, 1997 the main factory of the Company's 85%-owned subsidiary, Paradise Industries Ltd. ("Paradise") was heavily damaged by a fire and has been closed since then. Paradise carries both fire damage and business interruption insurance covering the factory. It is too early to determine the amount of loss to be incurred as a result of the fire, if any, or when Paradise will resume its operations. The 1997 manufacturing revenues and expenses reflect the operations of Paradise through the date of the fire.

The decreases in rental income and rental property operating expenses are attributable to the sale of a condominium unit in 800 Second Avenue.

The change in the effective income tax rate in 1997 as compared to 1996 is mainly attributable to the losses of certain Israeli subsidiaries in 1996 for which no tax benefits were available.

Three months ended June 30, 1997 compared to three months ended June 30, 1996:
------------------------------------------------------------------------------

Consolidated income from continuing operations increased to $4.8 million for the three-month period ended June 30, 1997, from $3 million for the same period in 1996. The increase in income resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments recorded, and net interest income in 1997 as compared to net interest expense in 1996.

Equity in earnings of affiliates increased from $2.4 million for the three months ended June 30, 1996, to $6.6 million for the same period in 1997. The increase is primarily attributable to the improved earnings of Ophir which recorded gains on sale and issuance of shares of Teledata and lower interest expense. This increase was partially offset by losses recorded by Trinet and Carmel. See Discussion on Results of Operations - Six months ended June 30, 1997 compared to six months ended June 30, 1996.

In the quarter ended June 30, 1997, the Company recorded $1.5 million of gains on sale of investments, $1.1 million of which is attributable to its direct investment in Teledata, as compared to $1 million of gains on sale of investments ($.3 million with respect to Teledata) recorded in the same period in 1996.

The Company also recorded $2.1 million of unrealized gains on investments which are classified as trading securities and a $1 million loss from impairment of its investment in a distribution software company in the three-month period ended June 30, 1997, as compared to $1.4 million of unrealized gains on investments in trading securities in the same period in 1996.

The Company recorded net interest income in the three months ended June 30, 1997, as compared to net interest expense in the same period in 1996. See Discussion on Results of Operations - Six months ended June 30, 1997 compared to six months ended June 30, 1996.

The decreases in rental income and rental property operating expenses are attributable to the sale of a condominium unit in 800 Second Avenue.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, cash and cash equivalents were approximately $17.8 million as compared with approximately $20.6 million at December 31, 1996. In addition, Ampal had approximately $9 million of highly liquid interest bearing securities included in the investments caption at June 30, 1997 as compared with $14 million at December 31, 1996. The decrease in cash and cash equivalents and short-term investments is primarily attributable to scheduled debenture redemptions of approximately $14 million. For the balance of 1997 scheduled debenture redemptions aggregate approximately $3 million.

The decrease in real estate rental property, and notes and loans payable are primarily attributable to the sale of a condominium unit in 800 Second Avenue to the Government of Israel (the "Government") for $31 million on January 31, 1997. At that time the Government paid $15 million and gave the Company a note for the remaining $16 million which is payable on January 30, 1998.

The increase in the balance of the cumulative translation adjustments at June 30, 1997, as compared to December 31, 1996, is attributable to the 10.3% devaluation of the New Israeli Shekel to the U.S. Dollar in the first half of 1997.

In 1997, the Company made several new investments in the high-technology field, notably (1) a $1 million investment in UNIC View Ltd., a company which manufactures and markets a liquid screen display projector for video, large screen television and computer projection systems and is developing a new projector engine for home use, (2) a $.75 million investment in FundTech Ltd., a company engaged in the development of software for worldwide banking institutions to facilitate fund transfers, and (3) a $1 million investment in NKO, Inc. which is developing low cost facsimile transmission services.

As a result of the improvement in the Company's earnings in 1997 together with its significant reduction of debt, the Company's debt to equity ratio has decreased from .67 to 1 at December 31, 1996, to .43 to 1 at June 30, 1997. This, combined with the substantial amounts of uncommitted and committed credit lines, further enhances the Company's ability to make new investments.

Recently Issued Accounting Standards
------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the conversions of 6-1/2% and 4% Preferred Stocks to Class A Stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company reflected the effect of adoption of SFAS No. 128, on a pro forma basis, in Note 4 to its June 30, 1997 consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. When adopted, the Company will be required to reclassify financial statements for all prior periods presented. The Company does not plan to adopt SFAS No. 130 prior to the effective date.

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings - None.
              -----------------

Item 2.       Changes in Securities - On June 2, 1997, Ampal issued 1,000
              ---------------------
              shares of its Class A Stock, $1.00 par value (the "Class A Stock"), to each of the three members of the Board of Directors who had recently retired. The shares were issued in consideration for past services performed by the retired directors and in an effort to continue a close working relationship with the retired directors in the future. Such issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such act.

                   See Item 4. below for recent amendments to Ampal's
              Certificate of Incorporation.

Item 3.       Defaults upon Senior Securities - None.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders - On May
              ---------------------------------------------------
              28, 1997, Ampal's shareholders held their annual meeting (the "Annual Meeting"). At such meeting, the shareholders elected the following individuals as directors by the following vote:

                                               FOR          AUTHORITY WITHHELD

                Arie Abend                 20,611,515       79,233
                Michael Arnon              20,612,515       78,233
                Benzion Benbassat          20,636,015       54,733
                Yaacov Elinav              20,611,357       79,391
                Kenneth L. Henderson       20,636,715       54,033
                Irwin Hochberg             20,637,115       53,633
                Lawrence Lefkowitz         20,616,015       74,733
                Hillel Peled               20,636,915       53,833
                Shimon Ravid               20,611,357       79,391
                Evelyn Sommer              20,611,615       79,133
                M. Sonnenfeldt             20,641,015       49,733
                Daniel Steinmetz           20,638,115       52,633
                Raz Steinmetz              20,642,015       48,733


                      Also at the Annual Meeting, the shareholders approved
              three amendments to Ampal's Certificate of Incorporation, as amended (the "Certificate"): (i) the elimination of Ampal's Common Stock, $1.00 par value (the "Common Stock") and all references to the Common Stock from the Certificate; (ii) the elimination of the rights of holders of the Class A Stock, voting as a class, to elect 25% of Ampal's directors (the "Class A Directors"); and
              (iii) the reduction of the total number of shares of authorized capital stock of Ampal's from 67,932,850 to 61,177,342 shares divided into two classes. See Exhibit 3a for the full text of the amended and restated Certificate.




                      The results for the voting on the three amendments were as follows:

                               For the amendment to the Certificate eliminating
                  the Common Stock and all references to it in the Certificate:

                                        For            Against        Abstain

                                        20,427,506     76,562         34,725

                               For the amendment to the Certificate eliminating
                  the rights of the holders of Class A Stock to vote for the Class A Directors:

                                        For            Against        Abstain

                                        14,757,484     118,261        50,211

                               For the amendment to the Certificate reducing the
                  number of shares of authorized capital stock:

                                        For            Against        Abstain

                                        20,452,598     47,960         38,235

Item 5.       Other Information - After the conclusion of the Annual Meeting,
              -----------------
              Ampal's Board of Directors (the "Board") held a meeting. Among other action taken, a new Chairman of the Board, Mr. Daniel Steinmetz, was elected. At a meeting of the Executive Committee of the Board of Directors on the same day, Mr. Raz Steinmetz was reelected as Chairman of the Executive Committee. Both Mr. Daniel Steinmetz and Mr. Raz Steinmetz are officers and shareholders of Rebar Financial Corp., the holder of approximately 38% of Ampal's Class A Stock. Additionally, at the Board Meeting a new position of Chief Executive Officer was created which required certain changes to Ampal's by-laws including adding the position of Chief Executive Officer and redefining the position of President. See
              Exhibit 3b for the full text of the by-laws as amended at the May 28, 1997 meeting of the Board. Furthermore, the following were elected by the Board to serve as officers for the upcoming year:

                      Chairman of the Board:              Daniel Steinmetz
                      Chief Executive Officer:            Yehoshua Gleitman
                      President:                          Lawrence Lefkowitz
                      Vice President -
                        Finance and Treasurer:            Alan L. Schaffer
                      Vice President -
                        Accounting and Controller:        Alla Kanter
                      Vice President -
                        Legal and Secretary:              Isaiah Halivni
                      Assistant Vice President -
                        Israel Operations:                Miri Lent Sharir
                      Assistant Vice President:           Alvia Miller
                      Assistant Secretary:                Gennifer A. Starita

                      Also on May 28, 1997, Ampal, Ampal (Israel) Ltd. ("Ampal
              Israel"), a wholly-owned subsidiary of Ampal and Dr. Yehoshua Gleitman ("Gleitman") entered into an employment agreement (the "Employment Agreement") pursuant to which Gleitman will act as the Chief Executive Officer of Ampal Israel and as a senior executive officer of Ampal, See Exhibit 10a for the full text of the Employment Agreement. Gleitman will receive a monthly base salary of $20,000 (adjusted annually according to the rate of increase in the Israeli consumer price index), the use of a company car and other standard benefits.

                      Additionally, pursuant to an Amendment (the "Amendment"),
              dated June 4, 1997, to that certain Legal Services Agreement between Bank Hapoalim B.M. (the "Bank") and Ampal, the Bank agreed, effective January 1, 1996, to increase the annual amount the Bank reimburses Ampal to $120,000 (an increase of $20,000) for Mr. Lawrence Lefkowitz's services. Mr. Lefkowitz is the President of Ampal. See Exhibit 10b for the full text of the Amendment.

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Index to Exhibits:

              Exhibit 3a  - Amended and Restated Certificate of
              Incorporation of Ampal dated May 28, 1997................. Page 18

              Exhibit 3b  - By-Laws of Ampal as amended................. Page 40

              Exhibit 10a - Employment Agreement, dated May 28, 1997,
              among Ampal, Ampal (Israel) Ltd. and
              Dr. Yehoshua Gleitman..................................... Page 68

              Exhibit 10b - Amendment No. 1, dated June 4, 1997,
              to that certain Legal Services Agreement between
              Bank Hapoalim B.M. and Ampal.............................. Page 81

              Exhibit 11  - Schedule Setting Forth Computation
              of Earnings Per Class A Share............................. Page 83

              Exhibit 27  - Financial Data Schedule.

      (b) Reports on Form 8-K. No Reports on Form 8-K were filed between April 1, 1997 and June 30, 1997.

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            AMPAL-AMERICAN ISRAEL CORPORATION



                                            By:/s/ Yehoshua Gleitman
                                            ------------------------
                                               Yehoshua Gleitman
                                               Chief Executive Officer
                                               (Principal Executive Officer)



                                            By:/s/ Alan L. Schaffer
                                            ------------------------
                                               Alan L. Schaffer
                                               Vice President - Finance
                                                 and Treasurer
                                               (Principal Financial Officer)



                                            By:/s/ Alla Kanter
                                            ------------------------
                                               Alla Kanter
                                               Vice President - Accounting
                                                 and Controller
                                               (Principal Accounting Officer)


Dated:  August 14, 1997

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------


                                  Exhibit Index


Exhibit No.                     Description

   3a       Amended and Restated Certificate of Incorporation
            of Ampal dated May 28, 1997.........................  Page 18

   3b       By-Laws of Ampal as amended.........................  Page 40

   10a      Employment Agreement, dated May 28, 1997, among
            Ampal, Ampal (Israel) Ltd. and
            Dr. Yehoshua Gleitman...............................  Page 68

   10b      Amendment No. 1, dated June 4, 1997, to that
            certain Legal Services Agreement between Bank
            Hapoalim B.M. and Ampal.............................  Page 81

   11       Schedule Setting Forth Computation of Earnings
            Per Share of Class A Stock..........................  Page 83

   27       Financial Data Schedule.