Form 10-Q
period 1997-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1997-11-14
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1997
                               -----------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ---------------------

                          Commission file number 0-538
                                                -------

                          AMPAL-AMERICAN ISRAEL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW YORK                                          13-0435685
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 1177 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK              10036
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (212) 782-2100
                                                  -----------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X  No
                                                                ---    ---

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 23,807,385 (as of October 31, 1997).

                        AMPAL-AMERICAN ISRAEL CORPORATION
                        ---------------------------------

                               Index to Form 10-Q

                                                                        PAGE

Part I   Financial Information

         Consolidated Statements of Income

          Nine Months Ended September 30, 1997 and 1996.........          1

          Three Months Ended September 30, 1997 and 1996........          2

         Consolidated Balance Sheets............................          3

         Consolidated Statements of Cash Flows..................          5

         Consolidated Statements of Changes in Shareholders'
          Equity................................................          7

         Notes to the Consolidated Financial Statements.........          8

         Management's Discussion and Analysis of

          Financial Condition and Results of Operations.........         10


Part II  Other Information......................................         14

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30,                          1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands, except per share data)        (Unaudited)     (Unaudited)
                                                                       (Note 2)

REVENUES

Equity in earnings of affiliates .....................$ 17,504         $  1,445
Manufacturing (Note 6) ...............................   8,450            7,773
Interest:

 Related parties......................................   5,991            8,253
 Others...............................................   1,979            1,571
Rental income.........................................   5,480            8,729
Realized and unrealized gains on investments..........   5,750            1,820
Other.................................................   1,559            1,540
                                                      --------         --------
     Total revenues...................................  46,713           31,131
                                                      --------         --------

EXPENSES

Manufacturing (Note 6)................................   9,229            8,823
Interest:
 Related parties......................................   1,942            3,021
 Others...............................................   5,545            7,895
Rental property operating expenses....................   2,256            4,291
Loss from impairment of investments...................     977            1,271
Other.................................................   6,203            5,335
                                                      --------         --------
     Total expenses...................................  26,152           30,636
                                                      --------         --------
Income from continuing operations before
 income taxes.........................................  20,561              495
Provision for income taxes............................   8,663            1,508
                                                      --------         --------
Income (loss) from continuing operations.............   11,898           (1,013)
Loss from discontinued operations.....................       -           (2,635)
                                                      --------         --------

     NET INCOME (LOSS)................................$ 11,898         $ (3,648)
                                                      ========         ========

Earnings (loss) per Class A share (Note 4):

 Earnings (loss) from continuing operations......        $ .43            $(.04)
 Loss from discontinued operations....................       -             (.09)
                                                         -----             ----
Earnings (loss) per Class A share.....................   $ .43            $(.13)
                                                         =====            =====

Weighted average number of Class A and
 equivalent shares outstanding (in thousands).........  27,614           24,613


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30,                         1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands, except per share data)        (Unaudited)     (Unaudited)
                                                                       (Note 2)

REVENUES


Equity in earnings of affiliates.....................$  8,293       $     97
Manufacturing (Note 6)...............................   2,164          2,569
Interest:
 Related parties.....................................   1,666          2,048
 Others..............................................     751            441
Rental income........................................   1,773          3,003
Realized and unrealized gains (losses) on
 investments.........................................     727           (311)
Other................................................     522            596
                                                     --------       --------
     Total revenues..................................  15,896          8,443
                                                     --------       --------

EXPENSES

Manufacturing (Note 6)...............................   2,494          3,368
Interest:
 Related parties.....................................     650            907
 Others..............................................   1,780          2,011
Rental property operating expenses...................     173          1,408
Loss from impairment of investment...................       -          1,143
Other................................................   2,042          2,021
                                                     --------         ------
     Total expenses..................................   7,139         10,858
                                                     --------         ------
Income (loss) from continuing operations before
 income taxes........................................   8,757         (2,415)
Provision for income taxes...........................   4,149            150
                                                      -------       --------
Income (loss) from continuing operations.............   4,608         (2,565)
Loss from discontinued operations ...................       -            (60)
                                                     --------       --------

     NET INCOME (LOSS)...............................$  4,608       $ (2,625)
                                                     ========       ========

Earnings (loss) per Class A share (Note 4) ..........   $ .17         $ (.09)
                                                        =====         ======

Weighted average number of Class A and
 equivalent shares outstanding (in thousands)........  27,616         24,613






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
ASSETS AS AT                                           1997             1996
-------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)       (Note 2)

Cash and cash equivalents........................  $ 24,273          $ 20,633



Deposits, notes and loans receivable...............  59,407            57,041



Investments......................................   128,313           123,084



Real estate rental property, less accumulated
 depreciation of $5,710 and $6,215 (Note 3)......    28,899            58,199



Property and equipment, less accumulated
 depreciation of $2,565 and $4,041 ................   3,605             5,571



Other assets.......................................  17,590            19,023
                                                   --------          --------






TOTAL ASSETS.......................................$262,087          $283,551
                                                   ========          ========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                     September 30,   December 31,
SHAREHOLDERS' EQUITY AS AT                               1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)       (Note 2)

LIABILITIES Notes and loans payable:

  Related parties.....................................  $ 16,800       $ 34,005
  Others..............................................     5,854         10,538
Debentures............................................    42,696         57,871
Accounts and income taxes payable, accrued
 expenses and minority interests......................    35,777         29,017
                                                        --------       --------
        Total liabilities.............................   101,127        131,431
                                                        --------       --------
SHAREHOLDERS' EQUITY

4% Cumulative Convertible Preferred Stock,
  $5 par  value;  authorized 189,287 and 650,000
   shares;   issued and outstanding 184,371 and
   190,936 shares.....................................       922            955

6-1/2% Cumulative Convertible Preferred Stock,
 $5 par value;  authorized 988,055 and
   4,282,850 shares; issued and outstanding 972,333
   and 1,002,483 shares...............................     4,861          5,012

Class A Stock, $1 par value;  authorized
 60,000,000 shares; issued 24,382,695 and
   24,256,420 shares; outstanding 23,777,295 and
   23,651,020 shares..................................    24,383         24,257

Additional paid-in capital............................    57,483         57,410

Retained earnings.....................................    86,841         74,943

Treasury Stock, 605,400 shares of Class A Stock,
 at cost..............................................    (3,829)        (3,829)
Cumulative translation adjustments....................    (9,701)        (6,530)
Unrealized loss on marketable securities..............         -            (98)
                                                        --------       --------
        Total shareholders' equity....................   160,960        152,120
                                                        --------       --------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $262,087       $283,551
                                                        ========       ========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                         1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)     (Unaudited)
                                                                       (Note 2)

Cash flows from operating activities:
 Net income (loss)....................................$ 11,898       $ (3,648)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates.................... (17,504)        (1,445)
  Loss from discontinued operations...................       -          2,635
  Realized and unrealized gains on investments........  (5,750)        (1,820)
  Depreciation expense................................   1,232          1,526
  Amortization expense................................   1,379          2,882
  Loss from impairment of investments.................     977          1,271
  Minority interests..................................    (360)          (379)
 Decrease (increase) in other assets..................     760         (1,996)
 Increase (decrease) in accounts and income taxes
   payable, accrued expenses and minority
  interests...........................................   7,422         (1,284)
 Investments made in trading securities...............  (7,624)        (1,610)
 Proceeds from sale of trading securities.............   5,751          2,471
 Dividends received from affiliates...................   7,921              -
                                                       -------        -------

  Net cash provided by (used in) operating
   activities.........................................   6,102         (1,397)
                                                       -------        -------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected.......  13,975         15,527
 Deposits, notes and loans receivable granted.........    (993)        (3,453)
 Investments made in:
  Available-for-sale securities.......................       -           (228)
  Affiliates and others...............................  (7,449)        (5,107)
 Proceeds from sale of investments:
  Available-for-sale securities.......................   1,537              -
  Others..............................................  16,768          5,362
 Proceeds from sale of real estate rental
  property............................................  15,046              -
 Purchase of property and equipment...................    (843)          (494)
 Purchase of real estate rental property..............  (1,018)          (895)
                                                       -------        -------

  Net cash provided by investing activities...........  37,023         10,712
                                                       -------        -------






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                         1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)     (Unaudited)
                                                                       (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties......................................$  1,244        $  1,053
  Others...............................................     590           5,535
 Notes and loans payable repaid:
  Related parties...................................... (18,701)         (4,606)
  Others...............................................  (4,959)         (1,573)
 Debentures repaid..................................... (16,204)        (16,237)
                                                       --------        --------

  Net cash (used in) financing activities.............. (38,030)        (15,828)
                                                       --------        --------

Effect of exchange rate changes on cash and
 cash equivalents......................................  (1,455)         (1,781)
                                                       --------        --------


Net increase (decrease) in cash and cash
 equivalents...........................................   3,640          (8,294)
Cash and cash equivalents at beginning of
 period................................................  20,633          25,734
                                                       --------        --------

Cash and cash equivalents at end of period.............$ 24,273        $ 17,440
                                                       ========        ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties......................................$    968        $  1,800
  Others...............................................   2,933           3,073
                                                       --------        --------
    Total interest paid................................$  3,901        $  4,873
                                                       ========        ========

 Income taxes paid.....................................$    568        $  2,844
                                                       ========        ========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,                         1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)         (Unaudited)     (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year............................$    955         $    995
Conversion of 6,565 and 3,507 shares into
 Class A Stock........................................     (33)             (17)
                                                      --------         --------
Balance, end of period................................$    922         $    978
                                                      ========         ========

6-1/2% PREFERRED STOCK
Balance, beginning of year............................$  5,012         $  5,263
Conversion of 30,150 and 35,228 shares into
 Class A Stock........................................    (151)            (176)
                                                      --------         --------
Balance, end of period................................$  4,861         $  5,087
                                                      ========         ========

CLASS A STOCK
Balance, beginning of year............................$ 24,257         $ 21,066
Issuance of shares upon conversion of
 Preferred Stock......................................     123              123
Issuance of additional shares.........................       3                -
                                                      --------         --------
Balance, end of period................................$ 24,383         $ 21,189
                                                      ========         ========

COMMON STOCK
Balance, beginning of year.......................     $      -         $  3,000
                                                      --------         --------
Balance, end of period...........................     $      -         $  3,000
                                                      ========         ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year............................$ 57,410         $ 57,310
Conversion of Preferred Stock.........................      61               70
Issuance of additional shares.........................      12                -
                                                      --------         --------
Balance, end of period................................$ 57,483         $ 57,380
                                                      ========         ========

RETAINED EARNINGS
Balance, beginning of year............................$ 74,943         $ 85,559
Net income (loss).....................................  11,898           (3,648)
                                                      --------         --------
Balance, end of period................................$ 86,841         $ 81,911
                                                      ========         ========

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year............................$ (6,530)        $ (4,354)
Foreign currency translation adjustment...............  (3,171)          (1,749)
                                                      --------         --------
Balance, end of period................................$ (9,701)        $ (6,103)
                                                      ========         ========

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year............................$    (98)        $   (595)
Unrealized gain, net..................................      98               40
Transfer to trading securities........................       -              116
Write-off due to permanent impairment.................       -              365
                                                      --------         --------
Balance, end of period................................$      -         $    (74)
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

         Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1996 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1996 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included.

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

         Had the Company applied the principles of SFAS No. 128, earnings per share data on a pro forma basis would be as follows:


Nine months ended September 30,                        1997          1996
                                                       ----          ----

Basic EPS:
 Earnings (loss) from continuing operations..        $   .50       $  (.05)
 Loss from discontinued operations...........              -          (.11)
                                                     -------       -------
 Earnings (loss) per Class A share...........        $   .50       $  (.16)
                                                     =======       =======

Nine months ended September 30,                        1997          1996
                                                       ----          ----

Diluted EPS:
 Earnings (loss) from continuing operations..        $   .42       $  (.05)
 Loss from discontinued operations...........              -          (.09)
                                                     -------       -------
 Earnings (loss) per Class A share...........        $   .42       $  (.14)
                                                     =======       =======

Shares used in calculation (in thousands):
 Basic EPS...................................         23,722        23,524
 Diluted EPS.................................         27,614        27,613

Three months ended September 30,                       1997          1996
                                                       ----          ----

Basic EPS:
 Earnings (loss) per Class A share...........        $   .19       $  (.12)
                                                     =======       =======

Diluted EPS:
 Earnings (loss) per Class A share...........        $   .16       $  (.10)
                                                     =======       =======

Shares used in calculation (in thousands):
 Basic EPS...................................         23,767        23,566
 Diluted EPS.................................         27,616        27,613

5. On May 8, 1997, the Company sold all of its direct holdings in Orlite Industries (1959) Ltd. ("Orlite") and a wholly-owned subsidiary which held a separate interest in Orlite to Investment Company of Bank Hapoalim for an aggregate purchase price of $5.3 million plus interest. The Company recorded a gain on sale of $.3 million in its June 30, 1997 consolidated financial statements.

6. On June 26, 1997, the main factory of the Company's 85%-owned subsidiary, Paradise Industries Ltd. ("Paradise"), was heavily damaged by a fire and has been closed since then. Paradise carries both fire damage and business interruption insurance covering the factory. Paradise was, however, able to resume its activities at the end of the third quarter by assembling mattresses and sofa beds out of its newly-built assembly plant rather than manufacturing them. Paradise uses imported and domestically produced components in its assembly process. Paradise expects to reach a settlement with its insurance company by the end of the year. It is too early to determine the amount of such settlement at this time, and there is no assurance that such settlement will be reached.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

Consolidated income from continuing operations increased to $11.9 million for the nine-month period ended September 30, 1997, from a $1 million loss for the same period in 1996. The increase resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments, and net interest income in 1997 as compared to net interest expense in 1996.

Equity in earnings of affiliates increased from $1.4 million for the nine months ended September 30, 1996, to $17.5 million for the same period in 1997. The increase is primarily attributable to the significantly improved earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies, and to increased earnings of Coral World International Ltd. ("CWI"), the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel) and Perth and Manly (Australia). The increase in Ophir's 1997 earnings resulted from the realized and unrealized gains on its investment in Teledata Communications Ltd. ("Teledata"), a gain on sale of office and commercial real estate located in Petach Tikva, Israel and lower interest expense which resulted from repayments of loans.

CWI reported earnings in 1997 as compared to losses it incurred in the nine-month period ended September 30, 1996. The losses recorded by CWI in 1996 were primarily attributable to the company's investments in marine parks in Nassau (Bahamas) and St. Thomas (U.S. Virgin Islands), which were sold in September 1996 and April 1997, respectively.

The increases noted above were partially offset by the losses recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a high-technology venture capital fund which recorded unrealized losses on its investments in the nine months ended September 30, 1997 as compared to unrealized gains in the same period in 1996, and losses of Carmel Container Systems Limited ("Carmel"), the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products. Carmel recorded losses in the nine months ended September 30, 1997 as compared to earnings in the same period in 1996 primarily because of a decrease in sales volume as a result of the economic slowdown in Israel, a decrease in sales prices as a result of escalating competition, an increase in costs associated with the running-in of a new plant and the one-time expenses incurred with respect to the closing of old plants.

In the nine months ended September 30, 1997, the Company recorded $4.2 million of gains on sale of investments, $2.9 million of which is attributable to its direct investment in Teledata, as compared to $1.7 million of gains on sale of investments, including $.9 million with respect to Teledata, recorded in the same period in 1996.

The Company also recorded $1.6 million of unrealized gains on investments which are classified as trading securities as compared to $.1 million of unrealized gains on investments in trading securities in the same period in 1996. At September 30, 1997 and December 31, 1996, the aggregate fair value of trading securities amounted to approximately $9 million and $4.7 million, respectively.

The Company recorded net interest income in the nine months ended September 30, 1997, as compared to net interest expense in the same period in 1996. The increase in net interest income is primarily attributable to debt reduction in connection with the sale of a condominium unit in an office building ("800 Second Avenue") located at 800 Second Avenue New York, New York. See Liquidity and Capital Resources.

On June 26, 1997, the main factory of the Company's 85%-owned subsidiary, Paradise Industries Ltd. ("Paradise"), was heavily damaged by a fire and has been closed since then. Paradise carries both fire damage and business interruption insurance covering the factory. Paradise was, however, able to resume its activities at the end of the third quarter by assembling mattresses and sofa beds out of its newly-built assembly plant rather than manufacturing them. Paradise uses imported and domestically produced components in its assembly process. Paradise expects to reach a settlement with its insurance company by the end of the year. It is too early to determine the amount of such settlement at this time, and there is no assurance that such settlement will be reached.

In 1997, the Company recorded a $1 million loss from impairment of its investment in a distribution software company. In the nine-month period ended September 30, 1996 the Company recorded a $1.3 million loss from impairment of its investment in M.D.F. Industries Ltd. ("M.D.F.").

The decreases in rental income and rental property operating expenses are attributable to the sale of a condominium unit in 800 Second Avenue.

The change in the effective income tax rate in 1997 as compared to 1996 is mainly attributable to the losses of certain Israeli subsidiaries in 1996 for which no tax benefits were available.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

Consolidated income from continuing operations increased to $4.6 million for the three-month period ended September 30, 1997, from a $2.6 million loss for the same period in 1996. The increase in income resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments, the loss from impairment of the Company's investment in M.D.F. recorded in the third quarter of 1996 and lower net interest expense in 1997 as compared to the same period in 1996.

Equity in earnings of affiliates increased from $.1 million for the three months ended September 30, 1996, to $8.3 million for the same period in 1997. The increase is primarily attributable to the improved earnings of Ophir which recorded realized and unrealized gains on its investment in Teledata and lower interest expense.

In the quarter ended September 30, 1997, the Company recorded $.1 million of gains on sale of investments, as compared to $.6 million of gains on sale of investments which are primarily attributable to its direct investment in Teledata recorded in the same period in 1996.


The Company also recorded $.6 million of unrealized gains on investments which are classified as trading securities in the three-month period ended September 30, 1997, as compared to $.9 million of unrealized losses on investments in trading securities in the same period in 1996.

The Company recorded lower net interest expense in the three months ended September 30, 1997, as compared to the same period in 1996. See Discussion on Results of Operations - Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

The decreases in rental income and rental property operating expenses are attributable to the sale of a condominium unit in 800 Second Avenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, cash and cash equivalents were approximately $24.3 million as compared with approximately $20.6 million at December 31, 1996. In addition, Ampal had approximately $7.5 million of highly liquid interest bearing securities included in the investments caption at September 30, 1997 as compared with $14.5 million at December 31, 1996.

The significant factors which affected the Company's cash flow were as follows:

Scheduled debenture redemptions amounted to approximately $16 million. For the balance of 1997, scheduled debenture redemptions aggregate approximately $1.1 million.

The Company received $14 million in repayment of deposits and notes and loans receivable.

In September 1997, the Company received a $7.9 million dividend from Ophir Holdings Ltd.

In 1997, the Company made several new investments in the high-technology field aggregating $6.2 million, notably (1) a $1 million investment in UNIC View Ltd., a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use, (2) a $.75 million investment in FundTech Ltd., a developer of software for worldwide banking institutions to facilitate fund transfers, (3) a $1 million investment in NKO, Inc., a developer of low-cost facsimile transmission services, (4) a $.4 million investment for approximately 12% of X-Acct Technologies Ltd., a developer of billing, auditing and accounting software for TCP/IP networks which allows such networks to generate reports of network transactions and services by treating them exactly like telephone calls,
(5) a $2 million investment in PowerDsine, a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry and (6) a $.5 million investment for 24.99% of Ortek Ltd., a developer and manufacturer of electro-optical devices and systems for the military and civilian markets. Ortek is a subsidiary of ELOP Electro-Optical Industries Ltd., the industry leader in electro-optics in Israel.

On November 3, 1997, the Company invested $1.25 million to acquire approximately 12% of Shiron Satellite Communications (1996) Ltd., a developer of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephone, video conferencing and other applications. In addition, Shiron is developing a two-way fast Internet access via satellite system. The Company has preliminarily agreed, subject to execution of a formal agreement, to invest $2 million to acquire approximately 10% of Shellcase Ltd., an Israeli company which has developed a packaging process for computer chips. These packages are the smallest available to the computer industry.

On January 31, 1997, the Company sold a condominium unit in 800 Second Avenue to the Government of Israel (the "Government") for $31 million. At that time the Government paid $15 million and gave the Company a note for the remaining $16 million which is payable on January 30, 1998. The decrease in real estate rental property and notes and loans payable are primarily attributable to the aforementioned sale.


As a result of the improvement in the Company's earnings in 1997 together with its significant reduction of debt, the Company's debt to equity ratio has decreased from .67 to 1 at December 31, 1996, to .41 to 1 at September 30, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share

("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the conversions of 6-1/2% and 4% Preferred Stocks to Class A Stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company reflected the effect of adoption of SFAS No. 128, on a pro forma basis, in Note 4 to its September 30, 1997 consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. When adopted, the Company will be required to reclassify financial statements for all prior periods presented. The Company does not plan to adopt SFAS No. 130 prior to the effective date.

                        AMPAL-AMERICAN ISRAEL CORPORATION

                           PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS - None.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES - None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5. OTHER INFORMATION - Pursuant to an agreement dated September 9, 1997 (with an effective date of January 1, 1997) between Mr. Raz Steinmetz and Ampal Industries (Israel) Limited, a wholly-owned subsidiary of Ampal, Mr. Steinmetz agreed to devote not less than 50% of his business time to Ampal-related matters. As compensation, Mr. Steinmetz will receive $100,000 per annum plus benefits. Mr. Steinmetz's agreement is attached hereto as Exhibit 10. Mr. Steinmetz is a director of Ampal and Chairman of Ampal's Executive Committee. He is also an executive officer and director of Rebar Financial Corp., Ampal's principal shareholder.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Index to Exhibits:

              Exhibit 3a  - Amended and Restated Certificate of
              Incorporation of Ampal dated May 28, 1997 (filed as
              Exhibit 3a to Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.  File No. 0-538)

              Exhibit 3b  - By-Laws of Ampal as amended on September 10, 1997..... Page 17

              Exhibit 10 - Agreement dated September 9, 1997, between
              Ampal Industries (Israel) Limited and Raz Steinmetz................. Page 45

              Exhibit 11  - Schedule Setting Forth Computation
              of Earnings Per Class A Share....................................... Page 47

              Exhibit 27  - Financial Data Schedule.

    (b)       Reports on Form 8-K.  No Reports on Form 8-K were filed between July 1, 1997 and September 30, 1997.


               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMPAL-AMERICAN ISRAEL CORPORATION


                                             BY: /s/ Yehoshua Gleitman
                                                 -------------------------
                                                Yehoshua Gleitman
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                             BY: /s/ Alan L. Schaffer
                                                --------------------------
                                                Alan L. Schaffer
                                                Vice President - Finance
                                                  and Treasurer
                                                (Principal Financial Officer)

                                             BY /s/ Alla Kanter
                                               ---------------------------
                                                Alla Kanter
                                                Vice President - Accounting
                                                  and Controller
                                                (Principal Accounting Officer)

Dated:  November 14, 1997

                        AMPAL-AMERICAN ISRAEL CORPORATION

                                  Exhibit Index

Exhibit No.                        Description

      3a          Amended and Restated Certificate of
                  Incorporation of Ampal dated May 28, 1997
                  (filed as Exhibit 3b to Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-538)

      3b          By-Laws of Ampal as amended on September 10, 1997....  Page 17

      10          Agreement dated September 9, 1997, between
                  Ampal Industries (Israel) Limited and Raz Steinmetz..  Page 45

      11          Schedule Setting Forth Computation of Earnings
                  Per Share of Class A Stock..........................   Page 47


      27          Financial Data Schedule.