Form 10-K405
period 1997-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1998-03-31
CIK 731859

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   -----------

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

_ _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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
     Class A Stock                               American Stock Exchange
     Warrants to purchase shares of Class A      American Stock Exchange
      Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                  Class A Stock
                    4% Cumulative Convertible Preferred Stock
                  6 1/2% Cumulative Convertible Preferred Stock
                               (Titles of Classes)

                                   -----------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_    No  _ _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _X_.

      The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 23,849,043 (as of March 20, 1998).

      The aggregate market value of the voting stock held by non-affiliates of the registrant is $38,311,699 (as of March 20, 1998).

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                      OF AMPAL-AMERICAN ISRAEL CORPORATION
                                     PART I

ITEM 1. BUSINESS

      As used in this report (the "Report"), the term "Ampal" only refers to Ampal-American Israel Corporation, the parent company; the term "Company" refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

      For industry segment financial information and financial information about foreign and domestic operations, see Note 12 to the Company's consolidated financial statements included elsewhere herein.

      The Company acquires interests in businesses located in the State of Israel or that are Israel-related. The Company seeks to invest in companies which have long-term growth potential. The Company is involved in a broad cross-section of Israeli companies engaged in various fields including high technology and communications, hotels and leisure-time, real estate, finance, energy distribution and industry. The Company generally participates in the management of its investee companies through representation on boards of directors and otherwise.

      In order to identify investment opportunities in the Israeli market, the Company is active in those sectors where it believes that the Israeli market has a competitive advantage in the global market. Currently, the Company has identified the Israeli high-technology and communications sector as being of world-class stature. As a result, the Company invested approximately $8.9 million during 1997 in the high-technology and communications sector. These new investments, which represent the Company's primary investments in 1997, as well as the largest investment in the Company's history - the purchase of a one-third interest in the shared networks operations of Motorola Communications Israel, Ltd. ("Motorola Israel"), in January, 1998 - represent a cornerstone in the Company's strategic planning for the future. The Company expects to continue its activities in this sector.

      The Company is constantly attempting to identify and take advantage of other Israeli business sectors which have or will become of world-class stature. Similarly, the Company constantly evaluates its investments in order to determine which investments do not meet these standards or do not have attractive growth potential. The Company will then divest itself of such investments. For example, the Company sold its interest in Pri Ha'emek (Canned and Frozen Food) 88 Ltd., a processor and packager of frozen vegetables, canned juices and other vegetable and citrus products, in December 1996 and its interest in Orlite Industries (1959) Ltd., a manufacturer of composite material products, in May 1997.

      The Company competes for investment opportunities with other established and well-capitalized investing entities. There can be no assurance that opportunities will continue to be available to the Company at valuations and on terms which are favorable.

      Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the American Stock Exchange ("AMEX"), Nasdaq Stock Market ("NASDAQ") or the Tel Aviv Stock Exchange ("TASE"). For further information with respect to the more significant investee companies, see below.

                                                                                                PERCENTAGE
                                                                                                  AS OF
        INDUSTRY SEGMENT                                  PRINCIPAL BUSINESS                 DECEMBER 31, 1997
        ----------------                                  ------------------                 -----------------
HIGH TECHNOLOGY AND COMMUNICATIONS
  A.T.V. Broadcasting Ltd.----------------------    Arabic Cable Channel                           24.9
  Breeze Wireless Communications Ltd.-----------    Wireless Local Area Network                     8.3
  Clalcom Ltd.----------------------------------    Communications                                  0.7
  Fundtech Ltd.---------------------------------    Banking Software                                2.2
  Mercury Interactive Corporation
   (NASDAQ: "MERQ")-----------------------------    Software Quality Products                       0.4
  M-Systems Flash Disk Pioneers Ltd.
   (NASDAQ: "FLSHF")----------------------------    Data Storage Material                           1.4
  Mutek Solutions Ltd.--------------------------    Develops Software for Servers                   7.2
  NKO, Inc.-------------------------------------    Facsimile Transmission                          3.0
  Ortek Ltd.------------------------------------    Electro-optical Devices                        24.99
  PowerDsine Ltd.-------------------------------    Telecommunications Components                  12.5
  Qronus Interactive Israel (1994) Ltd.---------    Software Quality Products                      10.0
  Shellcase Ltd.--------------------------------    Packaging Process for Computer Chips           11.0
  Shiron Satellite Communications (1996) Ltd.---    Satellite Modems and Fast Internet Access      12.0
  TODD Investments Limited
   (Geotek Communications Ltd.)-----------------    Wireless Telecommunications Systems            15.0(1)
  Trinet Venture Capital Ltd..------------------    Venture Capital Fund                           50.0
     Comfy Interactive Movies Ltd.(TASE)--------    Computer Technology for Children                4.5(2)
     ImageNet, Inc.-----------------------------    Computer Systems, Software and Hardware        21.9(2)
     Logal Software and Educational
      Systems Ltd. (NASDAQ: "LOGLF")------------    Educational Software                            2.9(2)
     Peptor Ltd.--------------------------------    Pharmaceutical Products                         1.0(2)
     Smart-Link Ltd.----------------------------    Multimedia                                     20.3(2)
  U.D.S.-Ultimate Distribution Systems Ltd.-----    Distribution Software                          21.9
  Unic View Ltd.--------------------------------    Projection Television System                   50.
  VisionCare Ophthalmic Technologies Ltd.-------    Advanced Optical Products                       5.1
  XaCCt Technologies Ltd.-----------------------    TCP/IP Network Software                        11.8

REAL ESTATE
  Am-Hal Ltd.-----------------------------------    Senior Citizen Facilities                      50.0
  Ampal Development (Israel) Ltd.---------------    Holding Company and Commercial Real Estate    100.0
  Ampal Financial Services Ltd.-----------------    Holding Company and Commercial Real Estate    100.0
  Ampal (Israel) Ltd.---------------------------    Holding Company and Commercial Real Estate    100.0
  Ampal Realty Corporation----------------------    Commercial Real Estate                        100.0
  Bay Heart Limited-----------------------------    Shopping Mall Owner/Lessor                     37.0
  Etz Vanir Ltd. and Yakhin Mataim Ltd.---------    Citrus Groves                                  50.0
  Frenkel Lefkovitz & Co.-----------------------    Real Estate                                    20.0
  Nir Ltd.--------------------------------------    Holding Company and Commercial Real Estate     99.9
  Ophir Holdings Ltd. ("Ophir")-----------------    Holding Company                                42.5
     Clark/67 Associates L.P.-------------------    Commercial Real Estate                         21.3(3)
     Courses Investment in Technology Ltd.------    Venture Capital Fund                            4.6(3)
     Industrial Buildings Corporation
      Ltd. (TASE)-------------------------------    Industrial Real Estate                          5.6(3)
     Mainsoft Corporation-----------------------    Develops Tools for Unix                         1.8(3)
     Memco Software Ltd.(NASDAQ: "MEMCF")-------    Computer Security Software Products             4.9(3)
     Shmey-Bar Group----------------------------    Commercial Real Estate                          7.1(3)
     Teledata Communications Ltd.
      (NASDAQ: "TLDCF")-------------------------    Telecommunications Systems                      1.2(3)
  Shikun U'Fituach le-Israel Ltd.---------------    Real Estate                                     0.7(4)

ENERGY DISTRIBUTION
  Granite Hacarmel Investments Ltd. (TASE-------    Distribution of Refined Petroleum Products     21.5

HOTELS AND LEISURE-TIME
  Coral World International Limited-------------    Underwater Observatories and Marine Parks      50.0
  Country Club Kfar Saba Limited----------------    Country Club Facility                          51.0
  Hod Hasharon Sport Center (1992)
   Limited Partnership--------------------------    Country Club Facility                          50.0
  Moriah Hotels Ltd.----------------------------    Hotel Chain                                    46.0

FINANCE AND OTHER HOLDINGS
  Epsilon Investment House Ltd.-----------------    Investment House                               20.0
  Renaissance Israel----------------------------    Investment Fund                                15.0

INDUSTRY
  Carmel Container Systems Limited
   (AMEX: "KML")--------------------------------    Packaging Materials and Carton Production      20.7
  M.D.F. Industries Ltd.------------------------    Medium Density Fiber Products                  50.0
  Paradise Industries Ltd.----------------------    Mattresses and Fold-out Beds                   85.1

----------
(1) The Company's ownership of Geotek Communications Ltd. is through TODD Investments Limited, of which the Company directly owns 15%.

(2) As of December 31, 1997, Trinet Venture Capital Ltd., held the following percentage interests:

         Comfy Interactive Movies Ltd.---------------      4.6%
         ImageNet, Inc.------------------------------      39.4%
         Logal Software and Educational Systems Ltd.-      5.7%
         Peptor Ltd.---------------------------------      2%
         Smart-Link Ltd.-----------------------------      40.6%

      The Company's percentage of the above companies reflects 50% of Trinet's ownership plus any direct holdings.

(3) As of December 31, 1997, Ophir Holdings Ltd. held the following percentage interests:

         Clark/67 Associates L.P.--------------------      50%
         Courses Investment in Technology Ltd.-------      5%
         Industrial Buildings Corporation Ltd.-------      13.3%
         Mainsoft Corporation------------------------      4.3%
         Memco Software Ltd.-------------------------      11.6%
         Shmey-Bar (I.A.) 1993 Ltd.,
          Shmey-Bar (T.H.) 1993 Ltd. and
          Shmey-Bar Real Estate 1993 Ltd.------------      16.7%
         Teledata Communications Ltd.----------------      2.7%

      Ophir sold its interest in Clark, effective February 20, 1998.

      The Company's percentage of the above companies reflects 42.5% of Ophir's ownership plus any direct holdings.

(4) As of February 1998, the Company no longer has an interest in Shikun U'Fituach le-Israel. See "Renaissance Israel."

SIGNIFICANT RECENT DEVELOPMENTS SINCE BEGINNING OF LAST FISCAL YEAR

      Formation Of A New Communications Service Provider In Israel

      On January 22, 1998 (the "Closing Date"), Ampal Communications, Inc. ("Communications"), a Delaware corporation and a wholly-owned subsidiary of Ampal, completed its purchase of a one-third interest in the assets of the shared networks operation ("SNO") of Motorola Israel, an Israeli corporation, for a purchase price of $110 million. The purchase was made pursuant to a Purchase and Sale Agreement, dated January 5, 1998, between Motorola Israel and Communications. The Purchase Agreement, as amended, is referred to as the "Purchase Agreement." In addition to the purchase price, Communications paid Motorola Israel $279,904 for interest on the purchase price that accrued between the date of the Purchase Agreement and the closing of the transaction.

      The payment for the purchase price was obtained from Ampal's own resources as well as from two short-term bridge loans, one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim B.M. ("Hapoalim"), the holder of approximately 23% of Ampal's Class A Stock, $1.00 par value (the "Class A Stock") on a fully-diluted basis (as of December 31, 1997). Each loan has a term of 90 days and bears interest at a rate of LIBOR plus 0.5%. Ampal anticipates obtaining long-term bank financing.

      Pursuant to the terms of the Purchase Agreement, a new wireless communications service provider (the "Provider" or the "Corporation"), which will be owned one-third by Communications and two-thirds by Motorola Israel, will coordinate and operate the digital and analog public-shared two-way cellular radio and other services in Israel previously furnished by Motorola Israel. The digital wireless communications services are based on the iDENTM integrated wireless communication technology, which is known as MIRS in Israel. Multi-functional iDEN technology allows rapid communication for people in workgroups by enabling four services in a single handset: high quality mobile telephone, two-way radio, text messaging and data capabilities. iDEN systems have been deployed in the United States, Canada, Japan and Israel.

      Communications and Motorola Israel entered into a shareholders' agreement which governs the relationship between the shareholders of the Corporation (the "Shareholders' Agreement"). Communications owns all of the authorized preferred shares of the Corporation and Motorola Israel owns all of the authorized ordinary shares. Each share issued by the Corporation is entitled to one vote. Under certain circumstances, the preferred shares will be converted to ordinary shares.

      To the extent of available after-tax profits, the Provider is required to pay distributions or dividends to Communications equal to at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year thereafter so long as the financial stability of the Provider will not be impaired. The Shareholders' Agreement contains provisions whereby the Provider shall endeavor to pay distributions or dividends in the following amounts: for fiscal year 1998, $4,950,000, for fiscal year 1999, $10,725,000 and for fiscal year 2000 and thereafter, $23,430,000 (inclusive of the required payments), which all holders of an interest in the Provider shall share on a pro rata basis. To the extent that any of the above distributions or dividends are not paid by the Provider, they will accumulate. Pursuant to the Articles of Association of the Corporation, no dividends will be paid by the Corporation to Motorola Israel until Communications has received all of its accumulated dividends. Any distributions or dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to Communications and Motorola Israel based on their shares in the Provider.

      Pursuant to the Purchase Agreement, Motorola Israel guaranteed that Communications would receive from the Provider at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of Communications to repay such guarantee payments in amount equal to the excess over $7,500,000 actually received by Communications from the Provider with respect to any subsequent year.

      Motorola Israel has agreed to make certain payments to Communications in the event that, prior to the thirteenth anniversary of the Closing Date, there is a dissolution, liquidation, bankruptcy, winding up, or sale of all or substantially all of the assets of the Provider and the total proceeds to the partners or shareholders of the Provider is less than $450 million.

      Certain actions will require the approval of 75% of the interests in the Provider, including (a) the sale of an interest in the Provider, (b) a material change in the business of the Provider which is not in the ordinary course, (c) the merger, reorganization, consolidation or sale or other disposition of all or a substantial part of the Provider's assets, (d) the liquidation or filing of a petition for bankruptcy of the Provider, (e) the declaration and payment of certain dividends and distributions, and (f) the issuance of a request to shareholders for additional funding.

      The Provider will be governed by a Board of Directors consisting of up to six members, with each member entitled to cast one vote. Each holder of a 15% or greater interest in the Provider will be entitled to appoint one member of the Provider's Board of Directors for each 15% share held. Initially, the Provider's Board of Directors has six members, two of whom will be appointed by Communications and the other four of whom (including the Chairman of the Board) will be appointed by Motorola Israel.

      Communications and Motorola Israel agreed to the initial senior management team of the Provider. In the future, so long as Motorola Israel owns at least a 40% interest in the Provider, it will have the right to nominate candidates for General Manager and, so long as Communications owns at least a 15% interest in the Provider, Communications will be entitled to nominate the candidates for Financial Manager. The actual appointment of any such candidates will require the approval of five out of the six directors of the Provider.

      The Shareholders' Agreement contains restrictions on transfers of interests. Transfer by a shareholder of all or any part of its interest in the Provider to a third party is subject to the other shareholder's right of first refusal. Any transfer of an interest in the Provider, the consideration for which is not wholly in cash, must be approved by the holders of at least 75% of the interests in the Provider.

      The Shareholders' Agreement also provides that for a two-year period commencing on the date that the partnership transferred its assets to the Corporation, no shareholder will be permitted to transfer its shares if, as a result of such transfer, the combined ownership of Communications and Motorola Israel would be less than 90% of the outstanding capital stock of the Corporation. Of the 10% interest the parties might be permitted to transfer during the two-year period, Ampal would be permitted to transfer 8% and Motorola Israel 2%. Furthermore, in the event that Motorola Israel desires to transfer some or all of its shares to a third party, as long as Communications owns no more than a 50% interest in the Corporation, Communications will have the right to transfer the same proportion of its shares to such third party on the same terms as Motorola Israel transfers its shares. Under certain circumstances, Motorola Israel may require Communications to sell its shares to a third party in connection with a sale by Motorola Israel of its shares to such third party.

      Communications has agreed that as long as Motorola Israel has the largest interest in the Provider, the Provider will, pursuant to a supply and maintenance agreement, utilize exclusively subscriber equipment and infrastructure equipment manufactured or supplied by Motorola Israel and utilize Motorola Israel's purchasing services so long as the prices for such equipment do not exceed agreed-upon amounts. Furthermore, for a period of three years from the formation of the Provider, Motorola Israel will, pursuant to an administrative agreement, supply the Provider certain administrative services. The Provider has the right to terminate in whole or in part such administrative agreement if the prices for such services are not competitive. Ampal has considered the terms of such supply and maintenance agreement and administrative agreement and has determined that both such agreements are in the best interests of the Provider and Communications.

      The $110 million purchase price for Communications' one-third interest in the Provider was based upon Ampal's current valuation of the SNO and its prospects. The Purchase Agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of the Corporation, Communications must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of the Corporation's shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, Communications must pay Motorola Israel a Bonus based on an increase in the valuation of the Corporation for purposes of the IPO. In no event will such Bonus payment exceed $33 million multiplied by 1.16n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

      If an IPO is not consummated prior to December 31, 2002 and if all dividends accumulated with respect to Communications' preferred shares up to that time have been paid, then Communications must pay Motorola Israel a Bonus if (A) the then present value of the actual after tax net income of the Corporation (as reported by the Corporation's auditors in compliance with generally accepted accounting principles in Israel, excluding capital gains derived from each transaction, not in the ordinary course of business, in which the consideration for the Corporation is more than $5 million) for fiscal years 1998 through 2002, discounted at the rate of 13%, exceeds (B) $71 million. In this case, the amount of the Bonus, if any, will equal the lesser of (i) the amount of such excess multiplied by 2.3376, or (ii) $46 million.

      In March 1998, Communications transferred its interest in the Provider to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Communications (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include
(i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party, which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the date of the Purchase Agreement until the purchase date of the limited partnership interests).

      The related parties purchased their limited interests on the same terms as the unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party.

      Each of the limited partners paid 35% of their respective purchase price in cash and assumed their pro rata share of Ampal's financing of the original purchase (equal to 65% of their respective purchase prices) and will assume their pro rata share of Ampal's long term financing. A portion of the $350,000 cash payment made by Dr. Gleitman's entity was obtained through two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus .8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus .5% and is with recourse to Dr. Gleitman. Both loans are secured by Dr. Gleitman's interest in the Partnership. It is intended that the loans to Dr. Gleitman will mirror the terms of the long-term financing that Ampal anticipates obtaining. Should the long-term financing terms differ from what Ampal currently anticipates, the terms of Dr. Gleitman's loans will be adjusted accordingly.

      Since the Partnership was formed prior to the formation of the Corporation, the restrictions on transfer discussed above do not apply to the purchase of limited interests in the Partnership. Furthermore, pursuant to an agreement among all the partners of the Partnership, for two years only the General Partner will be able to transfer a portion of its interest.

      The Partnership is entitled to all of Communications' rights under the Purchase Agreement and has assumed all of its obligations.

HIGH TECHNOLOGY AND COMMUNICATIONS

      A.T.V. Broadcasting Ltd. ("A.T.V.")

      On February 25, 1997, the Company acquired a 24.9% interest in A.T.V. Roll Communications Ltd., a prominent Israeli media company, also has a 10% equity interest in A.T.V. A.T.V. is expected to submit a bid to the Israeli Ministry of Communications ("MOC") for the establishment and operation of a new cable channel targeted at the Arabic-speaking population of Israel. As of the date hereof, the MOC has not yet published the tender offer. The Company originally invested $37,000 in A.T.V. Pursuant to the shareholders' agreement, should A.T.V. be selected by the MOC to manage and operate the cable channel, the Company will be required to invest an additional $197,000 and to make available $406,000 as a loan. The Company may also be required to provide additional financing.

      It is anticipated that the cable channel may be carried by regional cable companies and that its signal may be made available to the entire population of the Middle East via satellite. Furthermore, for the first time, an Israeli cable channel will be licensed to sell advertising time.

      Breeze Wireless Communications Ltd. ("Breeze")

      In June 1995, the Company invested $1 million to acquire a 13.6% equity interest in Breeze. The Company's interest was diluted to 8.5% in 1996 and to 8.3% in 1997 due to the issuance of shares by Breeze.

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

      Fundtech Ltd. ("Fundtech")

      In April, 1997, Ampal purchased a 2.2% interest in Fundtech, for a purchase price of $750,000. Fundtech is an Israeli company which designs, builds and sells payment systems to financial institutions and their customers, using advanced technology and innovative human engineering. In March 1998, Fundtech completed a public offering of its shares. As a result of the offering, the Company's equity interest in Fundtech was reduced to 1.6% (before the underwriters exercised their over-allotment options on March 31, 1998). Ampal received $307,000 for the shares it sold in the offering.

      Idan Software Industries I.S.I. Ltd. ("Idan")

      The Company owned 7.9% of Idan, which it purchased in 1993. On March 27, 1997, the

Company sold its interest in Idan to Idan's principal shareholder for $945,000. The Company recorded a gain of $143,000 with respect to this transaction in the first quarter of 1997.

      ImageNet, Inc. ("Imagenet")

      The Company has a 21.9% equity interest in ImageNet. The Company purchased its direct holding of 2.2% in April, 1997 for $340,000. (The rest of the Company's interest is through Trinet Venture Capital Fund.) ImageNet develops and markets the award winning CANE(R) family of network design, analysis and simulation tools. CANE, the emerging standard in Computer Aided Network Engineering, is the only integrated, end-to-end, multi-layer, network design tool on the market. ImageNet's strategy is to help its customers design and maintain sophisticated computer networks. Using CANE, network and system integrators and network managers design, simulate and analyze efficient, reliable networks quickly and easily. CANE is a highly sophisticated package built from the ground up to resolve network chaos and manage the accelerating pace of network change while reducing network equipment, consulting and staff costs.

      Medco Electronics Systems Ltd. ("Medco")

      In February 1998, the Company purchased a 15.4% interest in Medco for $500,000. Medco is developing a special device used to detect cardiac problems in fetuses.

      Memco Software Ltd. ("Memco")

      The Company owns a 4.9% interest in Memco through Ophir. Memco, which underwent an initial public offering in October 1996, develops and markets comprehensive information security products designed to protect and manage access to critical information assets and system resources in distributed computing environments. See "Ophir Holdings Ltd." for a more complete description of Memco.

      Memco's Ordinary Shares are listed on NASDAQ under the symbol MEMCF.

      M-Systems Flash Disk Pioneers Ltd. ("M-Systems")

      In January 1995, the Company acquired 260,416 common shares of M-Systems, equal to a 4.1% interest, for $1 million and received warrants to purchase an additional 130,206 common shares at $4.61 per share until June 30, 1998. M-Systems is an Israeli company that designs, develops, manufactures and markets innovative software and hardware data storage solutions. During 1997, the Company sold 66,000 common shares of M-Systems for a net gain of $.1 million after taxes. As a result of the Company's sales of shares of M-Systems in 1996 and 1997 and the issuance of new shares by M-Systems, the Companys interest decreased to 1.4% as of December 31, 1997.

      M-Systems' shares are listed on NASDAQ under the symbol "FLSHF."

      Mutek Solutions Ltd. ("Mutek")

      In October 1996, the Company purchased a 7.2% interest in Mutek for $750,000. Mutek, which was founded in 1996, is a developer of innovative software development tools. Mutek is active in the fields of code instrumentation, abstract interpretation, semantic analysis and others. Its products include BugTrapperTM, an automatic tracing system, AutoParTM, a tool for transforming sequential programs written in FORTRAN-77 into parallel programs with explicit message passing directions, and BugPredictorTM, a powerful tool for static debugging.

      The Company has agreed to invest approximately $700,000 in Mutek in order to maintain its current initial percentage when Mutek undergoes additional financing in the second quarter of 1998.

      NKO, Inc. ("NKO")

      In June 1997, the Company purchased a 3% interest in NKO for $1 million. NKO is developing a unique "fax-over-data" network technology for long distance fax transmission services. NKO is a subsidiary of Clalcom Ltd., an Israeli telecommunication company. See "Renaissance Israel" for a more complete description of Clalcom.

      Ortek Ltd. ("Ortek")

      In September 1997, the Company acquired a 24.99% interest in Ortek for $500,000. Ortek is a developer and manufacturer of electro-optical devices and systems for the military and civilian markets. Ortek is a subsidiary of ELOP Electro-Optical Industries Ltd., the industry leader in electro-optics in Israel. A related party of Ampal also owns a 24.99% interest in Ortek.

      PowerDsine Ltd. ("PowerDsine")

      In August 1997, the Company invested $2 million to acquire 12.5% of PowerDsine, an Israeli company specializing in the development, manufacture, marketing and sale of unique, innovative modules and components for the telecommunications industry. PowerDsine recently introduced its first line of off-the-shelf products - telephone ring generators - and is marketing them in North America, Europe and Asia. Additional products are currently being designed.

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

      The Company, as of December 31, 1997, owned a 10.0% interest in Qronus. In the first quarter of 1998, the Company invested an additional $325,000 in Qronus and increased its interest to 13.0%.

      Shellcase Ltd. ("Shellcase")

      The Company purchased an 11% interest in Shellcase for a purchase price of $2,000,000. Shellcase has developed a packaging process for computer chips. These packages are the smallest available to the computer industry.

      Shiron Satellite Communications (1996) Ltd. ("Shiron")

      In November 1997, the Company purchased a 12% interest in Shiron for a purchase price of $1,250,000. Shiron is developing a line of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephony, video conferencing and other applications. In addition, Shiron in developing a two-way fast internet access via satellite systems.

      Teledata Communications Ltd. ("Teledata")

      Teledata designs, develops, manufactures, markets and supports advanced wireline and wireless customer access network equipment for telephone operating companies worldwide. Its products enable telephone operating companies to enhance the capacity, reach and functionality of the network of transmission links that connects subscribers to a local exchange, generally known as the "local loop" or "customer access network." Using Teledata's products, telephone operating companies can quickly and cost-effectively deploy new networks using fiber, copper or radio links and upgrade the existing infrastructure in order to substantially increase the number of subscribers that can be served and improve the scope and quality of services offered. Teledata supplies advanced access systems to major telecom operators in Europe, South and Central America, Asia, Africa and the Pacific Rim.

      During 1997, Ophir sold 860,000 shares of Teledata as part of a Teledata public offering. Ophir sold an additional 542,000 shares of Teledata at prices ranging from $19.125 per share to $45.625 per share. As of December 31, 1997, Ophir owned 342,347 shares of Teledata. As a result of the sales by Ophir, Ampal recorded income in 1997 in the amount of approximately $12.3 million ($8 million net of taxes) Additionally, during 1997, the Company directly sold 119,800 shares of Teledata at prices ranging from $23.50 per share to $33.50 per share. As a result of its direct sales, the Company recorded net income, in 1997 in the amount of approximately $2.9 million ($1.9 million net of taxes.) As of July 29, 1997, the Company no longer had any direct holding in Teledeta.

      Teledata's shares are quoted on the NASDAQ NM under the symbol "TLDCF."

      Trinet Venture Capital Ltd. ("Trinet")

      In February 1994, the Company and Investment Company of Bank Hapoalim Ltd. ("ICH"), established Trinet, a venture capital fund for investments in high-technology ventures in Israel including start-up entities. Each of the Company and ICH had committed to invest up to $2.5 million in Trinet. In 1996, the commitment was increased by $4 million ($2 million each).

      In 1995, Trinet invested $900,000 for a 51% interest in Smart-Link Link Ltd. ("Smart-Link"), a developer and marketer of multimedia products. In 1996, Trinet increased its holdings in Smart-Link to 60.1% through an investment of an additional $600,000. Between November 1996 and April 1997, other investors invested or committed to invest $4 million in Smart-Link. Trinet's current equity interest in Smart-Link is 40.6%. As a result of Trinet's unrealized loss, the Company recorded a $.2 million net loss after taxes in 1997.

      In December 1996 and January 1997, Trinet invested an aggregate amount of $1 million for a 62.2% interest in Nulan Technologies Ltd., a developer, producer and marketer of communications and multimedia products. As a result of Trinet's unrealized loss, the Company recorded a $.3 million net loss after taxes in 1997.

      Trinet also has a 4.6% interest in Comfy Interactive Movies Ltd., a developer and marketer of computer technology for children; a 5.7% interest in Logal Software and Educational Systems Ltd., a developer and marketer of computer-integrated educational systems for scientific instruction in educational systems; a 39.4% interest in ImageNet, a developer of activities related to computer systems, software and hardware; and a 2% interest in Peptor Ltd., a developer of advanced pharmaceutical products based on synthetic peptide.

      In the first quarter of 1998, the Chief Executive Officer of Trinet resigned and Trinet's holdings are currently being managed by Ophir. See "Ophir Holdings Ltd."

      U.D.S.-Ultimate Distribution Systems Ltd. ("U.D.S.")

      In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest in U.D.S. and three-year options to acquire an additional 4.4% equity interest.

      U.D.S., formerly known as Barshar Ltd., is an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry. Its products allow savings in the cost of distribution and increased management control over routing of products and people. Its software has been adopted by major food and beverage distributors including Coca-Cola and CPC Israel. Recent users in the United States include Anheuser-Busch, Miller, Coors and Pepsi.

      Because of uncertainty with respect to U.D.S.'s future operations, the Company has written-down its carrying value in U.D.S. to zero.

      Unic View Ltd. ("Unic View")

      In March 1997, the Company invested $1 million to acquire a 7.3% interest in Unic View. Unic View is a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use.

      VisionCare Ophthalmic Technologies Ltd. ("VisionCare")

      In March 1997, the Company invested $250,000 to acquire a 5.1% interest in VisionCare. VisionCare is developing and marketing opthalmic implantable products that give patients better, more natural visual function. VisionCare's first product is a patented intraoccular telescopic lens for treatment of macular degeneration.

      XaCCt Technologies Ltd. ("XaCCt")

      Ampal's original investment in XaCCt, made in June 1997, was $400,000 for an 11.8% interest. On March 2, 1998, Ampal invested an additional $838,000 for a total equity interest of 19.1%. XaCCt is developing billing, auditing and accounting software for TCP/IP networks. This software will allow such networks to generate reports of networks transactions and services by treating them exactly like telephone calls.

REAL ESTATE

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

      Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles south of Tel Aviv. The center, which was completed in March 1992, includes 162 apartments (of which 160 were occupied on December 31, 1997), an 80-bed geriatric ward, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward, with a minimum rent of $340,000 per year.

      Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, among others, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv. The joint venture intends to build a senior citizens center on this site, a building of approximately 225,000 square feet (the building in Rishon Le-Zion is approximately 120,000 square feet). It is anticipated that the center will include 260 apartments. The joint venture anticipates that the center will be opened towards the end of 1999.

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

      It has been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by the Holding Companies were substantially similar to the lending practices of the other Israeli banks. One claim in the amount of 3.6 million New Israeli Shekels ("NIS" or "shekels") (approximately $805,970) has already been filed with the District Court in Tel Aviv. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. The Company expects to continue to vigorously defend the claim.

      Ampal Development owns five commercial properties located in Israel aggregating approximately 37,000 square feet for which it received approximately $1.4 million in rent for 1997. Four of these properties are net leased to Hapoalim. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet for which it received approximately $.5 million in rent in 1997. Three of these properties are net leased to Hapoalim. Ampal Financial owns two commercial properties located in Israel aggregating approximately 7,000 square feet for which it received approximately $.6 million in rent in 1997. Both of these properties are net leased to Hapoalim. For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of the Holding Companies, see "Certain United States and Israeli Regulatory Matters-Certain Israeli Real Estate Tax Matters."

      The Holding Companies hold interests in other companies discussed elsewhere in this Report and also make loans to these and other investees in furtherance of their businesses.

      Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $29.2 million of these debentures were outstanding as of December 31, 1997. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

      Ampal Industries (Israel) Ltd. ("Ampal Industries")

      Ampal Industries, a wholly-owned subsidiary of Ampal, which holds interests in various investee companies described elsewhere in this Report, acquired in 1997 a long-term lease interest in one-half of a commercial building located in Migdal Ha'emek. In 1997, it received approximately $108,000 in rent for this property.

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

      Ampal Realty Corporation ("Ampal Realty")

      In June 1995, Ampal Realty purchased real property on which an approximately 290,000 square foot office building is located, for approximately $45 million. The building is located at 800 Second Avenue, New York, New York. The building is 43.9%-occupied by the Consulate of the Government of Israel in New York and many other Israeli government offices.

      On December 12, 1996, the building was converted into an office condominium. Following the conversion, on January 31, 1997, the Government of Israel purchased a condominium unit consisting of floors 10 through 18 from Ampal Realty for a purchase price of $31 million.

      The original purchase by Ampal Realty was partially financed by a loan of $30 million from Hapoalim at an interest rate of LIBOR plus 1% which was to have matured on the initial expiry date of June 28, 1996. As originally contemplated, Ampal Realty requested, and Hapoalim agreed, to extend the repayment of the balance of the loan until June 28, 2000 with quarterly principal payments commencing March 28, 1997. Ampal guaranteed $20 million of this loan. Concurrent with the Conversion, Ampal Realty repaid $15 million of the outstanding principal of the loan, the maturity date of the loan was set at February 28, 1998, the interest was set at LIBOR plus .50% and Ampal's guarantee was reduced to $10 million.

      As of January 6, 1998, the maturity date for the repayment of the $15 million of outstanding principal was extended to February 28, 1999, the interest rate was set at LIBOR plus .75% and Ampal agreed to guarantee all outstanding obligations.

      Currently, 79% of the space owned by Ampal Realty in the building is occupied.

      Pursuant to an agreement dated June 19, 1997, Ampal (Israel) purchased the 6% interest in Ampal Realty previously held by an unrelated third party. Pursuant to the same agreement, Ampal repaid all financing provided to Ampal Realty by this third party.

      During 1997, Ampal Realty recorded approximately $3.6 million in rent.

      Ampal Realty intends to offer its remaining interests in the building for sale or long term lease.

      Bay Heart Limited ("Bay Heart")

      Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 57,600 square feet of retail and approximately 17,750 square feet of storage and other space expiring in 2001. As of December 31, 1997, approximately 98% of the Mall premises was occupied, primarily under two-year leases, with options to extend for four additional years, except for anchor tenants. The total cost of the Mall was approximately $53 million, which was financed principally with debt. The Company owns 37% of Bay Heart.

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

      Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal") which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, Ampal had requested that an Israeli court declare the agreement null and void, and, in its response, Yakhin Hakal had stated that the companies owed it approximately $4 million for services it had rendered to the companies. The court ruled that Ampal and Yakhin Hakal should jointly appoint an additional director of these companies, who will cast the deciding vote in cases of dispute. Yakhin Hakal filed an appeal and requested a stay concerning the implementation of the court's ruling. The appeal was denied by the Israeli Supreme Court. The parties subsequently agreed to the appointment of the Honorable Dov Levine, a retired judge, as the additional director with the deciding vote. In addition, both Ampal and Yakhin Hakal have appointed independent accountants who will jointly prepare Etz Vanir's and Yakhin Mataim's financial statements. Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and therefore, their financial results have not been included in the Company's financial statements.

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

      Industrial Buildings owns approximately 13.2 million square feet of space in industrial buildings throughout Israel. It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property.

      The buildings which are owned by Industrial Buildings are leased to approximately 2,437 lessees under net leases having terms of up to ten years. See "Conditions in Israel-Certain Israeli Real Estate Tax Matters" for a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Industrial Buildings. The occupancy rate in buildings owned or leased by Industrial Buildings was approximately 86.5% at December 31, 1997.

      Industrial Buildings' plans include building a project in the Tel Aviv area comprising approximately 448 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 156,000 square feet and parking facilities of approximately 883,000 square feet.

      Approximately 6% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the ongoing peace process involving the State of Israel and the Palestine Liberation Organization will have an effect on this space. Historically, however, the Government of Israel has compensated property owners for forfeitures resulting from government actions.

      Industrial Buildings' policy is to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 2000. In December 1997, Industrial Buildings distributed a dividend of approximately NIS 60 million ($16.7 million).

      Ophir's interest in Industrial Buildings are subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the original acquisition of Industrial Buildings from the Government of Israel in 1993. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then due borrowings.

      Industrial Buildings had a staff of approximately 51 permanent employees as of December 31, 1997.

      The Company's interest in Industrial Buildings, as of December 31, 1997, was 5.6%.

      Ophir Holdings Ltd. ("Ophir")

      Ophir is a holding and investment company that holds interests in high technology and real estate companies. In addition, Ophir has invested in two mutual funds and seven start-up companies in the fields of biotechnology, software and medical equipment. During 1997, Ophir invested $2.9 million in start-up companies and wrote-down $1.6 million as research and development. Ophir is 42.5%-owned by the Company.

      Ophir owns, through a wholly-owned subsidiary, seven real estate properties located in Israel aggregating approximately 118,360 square feet. Two of these properties are leased to Hapoalim or its subsidiaries. For a discussion of Israeli real estate tax considerations that may be applicable to certain real property leases of Ophir, see "Certain United States and Israeli Regulatory Matters-Certain Israeli Real Estate Tax Matters."

      The Company and ICH, which also owns 42.5% of Ophir, are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir.

      Ophir has developed approximately 60,000 square feet of office and commercial space and approximately 59,000 square feet of parking space on property owned by it in Petach Tikva, Israel. On December 11, 1996, Ophir entered into an agreement to sell this space and property for $11.5 million, with a net profit of $2.6 million (which was recognized in the first quarter of 1997).

      Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they intend to develop a 326,000 square foot building (including parking) for both industrial and commercial uses. The estimated cost of development of this project is $16.5 million. Ophir's share of the property and joint venture is 70%.

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

      Ophir was, through a wholly-owned subsidiary, a limited partner in Clark/67 Associates L.P. ("Clark/67") which purchased an office building in New Jersey for $3.2 million. Ophir invested $250,000 of Clark/67's $500,000 capital. Ophir sold its interest in Clark/67, effective February 20, 1998 for a sale price of $1.2 million, representing an estimated net profit after taxes of $.6 million to Ophir.

      On October 17, 1996, Memco Software Ltd. ("Memco"), a provider of computer security solutions, conducted its initial public offering of 3,870,000 ordinary shares (including 450,000 over-allotment shares) at $15.00 per share. Memco sold 3,450,000 of these shares and received net proceeds of approximately $46 million, and existing shareholders sold 420,000 shares. Prior to the offering, Ophir owned a 17.9% interest in Memco, which it purchased for $2.5 million. Ophir sold ordinary shares in the offering, reducing its ownership interest to 13.1%. The Company recorded a fourth quarter gain in 1996 of approximately $1.2 million, after taxes, with respect to the offering. In 1997, Ophir sold an additional 200,000 shares of Memco for a gain of $2.3 million, after taxes and in the first quarter of 1998 sold 200,000 shares of Memco for a gain of $2.1 million after taxes. After these sales, Ophir has a 10.3% interest in Memco.

      In December 1994, Ophir invested approximately $6.75 million and acquired 33% of a 60,000 square foot property in Tel Aviv. The owners of the property have nearly completed construction of a building on the property consisting of 229,000 square feet of office space, 22,000 square feet of commercial space and 500 parking spaces at a total cost of approximately $30 million. In addition, Granite invested $3 million and acquired 17% of this property. It is anticipated that Hapoalim will occupy space in this building. Since January 1995, Ophir and Granite have invested additional funds for the construction of the building. On February 20, 1997, Ophir, Granite, and an unrelated third party, Zeus Investments Ltd., entered into an agreement with Revadim (Properties) Ltd., a subsidiary of Hapoalim, to sell their interests in the property. Pursuant to the agreement, Granite and Ophir will sell their entire interests and Zeus will sell a portion of its interest. Granite's share of the consideration will be approximately NIS 36 million (approximately $10.7 million) and Ophir's share will be approximately NIS 70 million (approximately $20.9 million). Completion of the sale, which will take place upon the completion of the building, is expected to take place in the second quarter of 1998. In 1997, Ophir recorded a net gain of $1.9 million, after taxes, from the sale of the building based on an estimated partial completion of the building and an estimated provision for construction costs.

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

      During 1997, Ophir sold 1,402,000 Teledata Ordinary Shares (including 860,000 Ordinary Shares as part of Teledata's public offering) for $41.1 million dollars. Ophir's net gain on sale of these Ordinary Shares was approximately $29 million, net of taxes. Ophir reduced its interest to Teledata to 342,347 Ordinary Shares or 2.7%. Because it sold a substantial number of Teledata Ordinary Shares in 1997, Ophir no longer records its investment in Teledata by the equity method of accounting. The carrying value of its interest is now recorded at fair market value. As a result, Ophir recorded an unrealized net gain of $2.2 million in 1997. In addition, Ophir had an unrealized net gain of $1.9 million in conjunction with Teledata's public offering. For information regarding Ophir's interest in Teledata, see "Teledata

Communications Ltd."

      In February 1998, Dr. Gleitman, Chief Executive Officer of Ampal, became Chairman of Board of Directors of Ophir.

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

      During 1997, Sonol had a net gain of 16 public gas stations to its network. As of December 31, 1997, Sonol supplied petroleum products to 173 public gas stations in Israel, of which 134 are owned by or leased to Sonol. Sonol sold approximately 2.1 million metric tons of refined petroleum products and lubricating oils in 1997.

      Pursuant to the recommendation of a committee appointed by the Minister of Energy and Infrastructure, the Minister announced his intention to change the policy which required petroleum companies to hold emergency stocks of crude oil and refined products and to separate them from the operating inventories of the oil companies. For the period which commenced November 1996 and ended February 1997, the requirement to hold emergency stocks of heavy fuel oil was gradually reduced. Also, the government intends to separate the storage of refined products included in the emergency stocks from the storage of inventories used in current operations, and in the future, to have tender offers to determine the party who will hold the emergency stocks in storage facilities specially designated by the government. In the first quarter of 1998, the Minister of National Infrastructure published a tender offer for storage of a part of the crude oil emergency stocks, which are today held by the major oil companies, including Sonal.

      In accordance with the government ordinance issued by the Minister of the Finance and the Minister of National Infrastructures regarding the supplying of aviation kerosene (hereinafter "ATK") to the airline companies at Ben-Gurion Airport, as of September 1, 1996, Aviations Services Ltd., an affiliate of Granite, (hereinafter, "Aviation Services") ceased to be the sole supplier of ATK. Sonol was one of the suppliers of ATK to Aviation Services for many years. As a result of the cancellation of the right of Aviation Services to supply ATK, Sonol will, like other fuel companies, become a direct supplier of ATK to the airline companies at Ben-Gurion Airport. The decree also determined the prices for refueling services and for infrastructure services provided to the airline companies at Ben-Gurion Airport. In accordance with agreements signed with the budget division of the Finance Ministry and with the Airports Authority, Aviation Services will provide the refueling services and its 50% owned subsidiary, Aviation Properties Ltd., will provide the infrastructure services. The agreements do not provide Aviation Services with exclusivity in providing refueling services at Ben-Gurion Airport.

      On September 1, 1995, the Israeli government published a decree, the purpose of which is to regulate infrastructure rates in the fuel economy. The decree establishes, among other things, the various types of infrastructure services and the maximum prices allowed, as well as the method for updating the prices.

      Sonol and Delek The Israel Fuel Corporation Ltd. ("Delek") jointly own the rights to the Dalkan 2000, a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997, the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the Dalkan 2000 system between Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, Sonol and Delek agreed to divide the Dalkan 2000 system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preferences, to enter into an agreement with either of the companies. The implementation of the separation agreement will be carried out up to the end of March 1998.

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

      The Company's ownership of Granite, as of December 31, 1997, was 21.5%. The Company was party to an agreement with the other shareholders of Granite which expired on February 8, 1998 and which entitled the Company to appoint three of the eleven members of Granite's board. The Company and these shareholders, who currently own an aggregate of 85.3% of Granite, had also agreed to certain restrictions on transfer and to vote together at general meetings of Granite's shareholders. The parties to the Shareholders' Agreement have continued to act as if the agreement did not expire and anticipate entering into a new agreement. If the Company ceases to exercise "significant influence" over Granite, under applicable accounting principles (which the Company believes it continues to exercise by virtue of its ownership interest and board representation) the Company would no longer be permitted to account for its holdings in Granite under the equity method of accounting, and the Company's reported earnings could be adversely affected.

HOTELS AND LEISURE-TIME

      Coral World International Limited ("Coral World")

      Coral World, which is 50%-owned by the Company, owns or controls marine parks in Eilat (Israel) and Perth and Manly (Australia). Coral World's marine park, located in Eilat is next to coral reefs and visitors at this park view marine life in its natural coral habitat through large underwater windows. Coral World's marine parks in Perth and Manly, Australia and Maui, Hawaii allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World's food and beverage facilities and retail outlets are a significant revenue source. Coral World and its affiliated companies employed approximately 150 persons as of December 31, 1997.

      In 1997, Coral World's parks had a total of approximately 936,000 visitors. In September 1995, Coral World's formerly owned marine park in St. Thomas (U.S. Virgin Islands) was damaged by two hurricanes and was closed. Under an insurance policy, $1.1 million was recovered. Coral World is in a dispute with another insurance company and its agent with respect to its claim for up to $1.2 million of additional coverage. It is too early to determine the outcome of this dispute. In May 1996, Coral World's management made a decision to sell its marine park in St. Thomas, and Coral World recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. The actual sale of the marine park in St. Thomas was made on April 11, 1997 for a purchase price of $.8 million. As a condition to the sale, Coral World retained a 97% interest in the insurance claim.

      On September 27, 1996, a wholly owned subsidiary of Coral World sold its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and Coral World recorded a loss on sale of approximately $5 million (the Company's share is $2.5 million, $1.7 million net of taxes).

      In March 1998, a new marine park, Maui Ocean Center, was opened by Coral World in Maui, Hawaii. This facility, which features an extensive exhibit related to whales with a sophisticated package of interactive displays, is the largest of Coral World's parks. It was constructed at a cost of approximately $20 million (including land acquisition) and was financed, in part, under a $9 million line of credit from Bank Hapoalim.

      Country Club Kfar Saba Limited ("Kfar Saba")

      Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse.

      The Club, which has a capacity of 2,000 member families, had approximately 1,900 member families for each of the 1996/97 and 1997/98 seasons. The construction cost of the Club was $5.2 million, which was financed principally with debt. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

      Hod Hasharon Sport Center (1992) Limited Partnership ("Hod Hasharon")

      On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million.

      Hod Hasharon operates a similar country club facility (the "H.H. Club") in Hod Hasharon, a town adjacent to Kfar Saba. The H.H. Club, which has a capacity of 1,600 member families, had approximately 1,450 member families for the 1997/98 season compared with 1,560 member families for the 1996/97 season. The H.H. Club, which opened in July 1994, was constructed at a cost of $4.8 million, of which $2.1 million was borrowed from banks.

      Moriah Hotels Ltd. ("Moriah")

      Moriah, which is 46%-owned by the Company, is one of the largest hotel chains in Israel based both upon the number of rooms and the number of locations.

      The following chart provides certain information with respect to hotels Moriah owns or operates:

                                                      NO. OF   MORIAH'S
LOCATION                                CATEGORY      ROOMS    INTEREST
--------                                --------      -----    --------

Jerusalem.............................. Luxury           292   Owns
Eilat.................................. Luxury           306   Owns
Dead Sea............................... Luxury           220   Owns
Tel Aviv............................... Luxury           355   Lease(1)
Tiberias............................... Luxury           265   Leases(2)
Dead Sea............................... First Class      196   Manages(3)
Zichron Yaakov......................... Economy          112   Manages(3)
Nazareth............................... Economy          120   Manages(3)
                                                     -------
Total..................................                1,866
                                                     -------

----------

(1)   Net lease which expires in 2006.

(2)   Net lease which expires in 2001.

(3)   Management agreement which expires in 2004.

      Moriah's competitive position has been enhanced by operating out of more locations than any other chain in Israel, improving its facilities and providing high quality service to its guests. During 1997, Moriah spent approximately $3 million on general improvements and renovations.

      Tourist arrivals in Israel during 1997 and 1996 were 2.1 million and 2.2 million, respectively. Moriah's occupancy rate was 67% (68%, exclusive of the economy hotels) in 1997 and 63% (65%, exclusive of the economy hotels) in 1996. The increased occupancy rate from 1996 to 1997 was primarily due to the closure of the Moriah hotel in Tel Aviv during a part of 1996. The average occupancy rate in the Israeli hotel industry during 1997 was 64%. Moriah's average room rate (expressed in dollars) increased by 3.7% in 1997 compared to 1996.

      Moriah's competitive position could be adversely affected by economic changes in foreign countries, construction of new hotels in locations which compete with Moriah's hotels or unrest in Israel or other areas of the Middle East. As a result of the significant rise in tourism in Israel in some recent years, additional hotels have been or are being constructed and competition is expected to intensify.

      Moriah employed approximately 1,520 persons as of December 31, 1997.

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

FINANCE AND OTHER HOLDINGS

      Epsilon Investment House Ltd. ("Epsilon")

      In January 1995, the Company invested $1.5 million and acquired 20% of Epsilon and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

      Renaissance Israel

      In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. The Company had invested an aggregate of $2.8 million in Renaissance Israel, as of December 31, 1997. In March 1998, the Company invested approximately $50,000, reducing its outstanding commitment to approximately

$150,000. The Company is entitled to certain potential co-investment opportunities.

      In March 1995, Renaissance Israel and the Renaissance Fund (together, the "Funds") invested a total of approximately $29 million and acquired a 24.9% interest in a holding company which acquired 100% of the shares of Shikun U'Fituach le-Israel Ltd. ("SHOP") from the Israeli government for approximately $293 million, of which approximately $175 million consisted of non-recourse debt financing from banks. The Company's interest and share of the investment in this holding company was 0.7% and $850,000, respectively. SHOP is one of Israel's largest housing and development companies whose activities include residential and industrial construction as well as infrastructure for residential areas. On February 10, 1998, the Funds sold their entire interest in SHOP to Azorim Development and Investments Company Ltd. ("Azorim") and Clal (Israel) Ltd., the controlling shareholder of Azorim, for NIS 112.3 million in cash (approximately $31.3 million) and NIS 40 million (approximately $11.1 million) in shares of Azorim. The Renaissance Fund's portion of the cash proceeds of the sale was NIS
94.5 million (approximately $25.1 million) and NIS 32.2 million (approximately $9 million) in shares. The balance of the cash proceeds was distributed among the investors in Renaissance Israel. The sale price reflects a company valuation of NIS 600 million (approximately $166.7 million), a greater than 50% increase in the valuation at which the Funds invested in SHOP in March 1995. The shares of Azorim are freely tradable on the TASE and will continue to be held by the Funds. In March 1998, the Company sold shares of Azorim for approximately $125,000.

      In March 1995, the Funds invested a total of approximately $8 million and acquired 25.1% of Clalcom Ltd. ("Clalcom"). Clalcom is engaged in the telecommunications business in Israel and is part of a group that recently won a bid to be the second international telecommunications carrier in Israel. On September 3, 1996, the Renaissance Fund made an additional investment in Clalcom in the form of a capital note, as part of a $3,000,000 investment in Clalcom's American subsidiary, NKO, Inc. ("NKO"). NKO is developing a data fax transmission network to compete with traditional voice transmission services. (The Company also has a direct interest in NKO. See "NKO, Inc.") The capital note is convertible into ordinary shares of Clalcom at any time. The principal amount of the note is payable at any time subsequent to August 2016, if not earlier converted. On October 7, 1997, the Renaissance Fund invested an additional $862,924 in Clalcom, as its pro rata share of a $4.4 million investment in Clalcom by existing shareholders. This investment was the second installment of an $8.4 million investment pursuant to a Clalcom Board of Directors decision to call additional capital from shareholders to fund operations. The first installment of $4 million, of which the Renaissance Fund's pro rata share was $784,476, was made on June 23, 1997. A capital call for an additional NIS 10 million (approximately $2.8 million) was recently made by Clalcom, as part of a total additional capital call of up to NIS 70 million (approximately $19.4 million). The proceeds from this capital call will be used to repay debt and fund operations. The Fund's (including Renaissance Israel) portion of the NIS 10 million (approximately $2.8 million) capital call was NIS
2.4 million (approximately $.67 million).

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

      In 1996 and 1997, Carmel invested approximately $30 million for machinery and infrastructure. On December 1996, one of Carmel's plants was relocated to a leased property in Caesarea, Israel and a second plant was moved and combined with the first plant in the third quarter of 1997. As of December 31, 1997, Carmel employed 730 persons.

      As of December 31, 1997, the Company owned 20.7% of the shares of Carmel. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business and on a competitive basis.

      Davidson-Atai Publishers Ltd. ("Davidson-Atai")

      On February 27, 1997, the Company sold its 20.7% interest in Davidson-Atai, a publishing company, to principals of Davidson-Atai for approximately $100,000. The transaction yielded a nominal profit for the Company.

      M.D.F. Industries Ltd. ("M.D.F.")

      M.D.F. the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996 and 1997. The losses in 1997 are primarily attributable to a slow down in the Israeli construction industry where M.D.F. primarily markets its products. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believes that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. is no longer accounted for as an affiliate of the Company under the equity method of accounting. The Company, however, continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations. The Company is attempting to reduce its exposure under these guarantees.

      In an effort to improve its financial results, M.D.F. is attempting to improve its efficiency and reduce its costs. Furthermore, pursuant to a request made by M.D.F., it is anticipated that an anti-dumping duty will be imposed by the Minister of Industry and Commerce on medium density fiber boards which are being imported from the United States and Europe.

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

      On May 8, 1997, Ampal sold (i) all of its direct holdings in Orlite and
(ii) a wholly-owned subsidiary which held a separate interest in Orlite, to ICH for an aggregate purchase price of $5.3 million plus interest. Ampal recorded a gain on sale of $.3 million ($.2 million net of taxes in the second quarter of 1997).

      Paradise Industries Ltd. ("Paradise")

      Paradise is a leading manufacturer and distributor of mattresses and fold-out beds in

Israel. Paradise manufactures and distributes its mattresses under the brand names "Paradise," "Mefi" and "Sealy." "Sealy" mattresses are manufactured and distributed by Paradise under a ten-year exclusive license covering the Israeli market expiring in 2002 with an option for an additional five-year term. Paradise owns its own manufacturing facilities. It distributes mattresses through independent stores and by direct sales to hotels.

      On June 26, 1997, Paradise's main factory was heavily damaged by a fire and has been closed since then. Paradise was, however, able to resume its activities at the end of the third quarter by assembling mattresses and sofa beds out of its newly-built assembly plant rather than manufacturing them. Paradise uses imported and domestically produced components in its assembly process. Paradise carried both fire damage and business interruption insurance covering the factory. In December 1997, Paradise settled with the insurance company and agreed to accept $7.1 million of compensation for the damage caused by the fire. Paradise received $6.8 million of the insurance proceeds in December 1997 and the balance of the sum was received in early 1998. The insurance recovery for the loss of profits caused by fire was $.8 million. Paradise was also compensated for the additional expenses it incurred as a result of the fire.

      In January 1998, a new managerial team, experienced in the mattress and bedding industry, was installed at Paradise.

      The Company currently owns 85.1% of the share capital of Paradise.

EMPLOYEES

      As of December 31, 1997, Ampal had 12 employees (one of who subsequently resigned her position) including one employee whose compensation is shared with Hapoalim. Ampal (Israel) had five employees (one of who resigned in January
1998), Ampal Industries (Israel) Ltd. had eight employees (which was increased to nine in March 1998) and Ampal Development (Israel) Ltd. had one employee as of that date. Relations between Ampal and its employees are satisfactory.

                              CONDITIONS IN ISRAEL

      Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries and the Palestine Liberation Organization (the "PLO"). While negotiations have taken place and are taking place between Israel, its Arab neighbors and the PLO to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual affect on Ampal and its investee companies.

ECONOMIC ACTIVITY

      Many of the Company's investee companies borrow and lend shekel-based loans which are typically linked to the Israeli Consumer Price Index ("CPI"). Therefore, changes in (i) the CPI; (ii) the rate of exchange between the Israeli shekel and the U.S. dollar; and (iii) inflation in Israel, can have a direct affect on the Company's financial statement.

      The Israeli inflation rate in 1997 was 7.0%, the lowest annual rate since 1969, versus 10.6% in 1996. The highest price increases were in health care (9.2%), education, culture and entertainment, (8.6%), and food, excluding fruits and vegetables (8.4%). The housing index rose 7.5%. The only index to decline was that for clothing and footwear (-4.4%). The relatively low annual inflation rate is attributed to the Bank of Israel's tight monetary policies. The Israeli economy grew 2.1% in 1997, the lowest rate of the decade. From 1990 to 1995, the Gross Domestic Product rose from 6% to 7% annually, declining to 4.6% in 1996.

      During 1997, the shekel was devalued by 8.8% relative to the United States dollar, a rate which was higher than the annual inflation rate.

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

                          ISRAEL                                      ANNUAL          U.S.
                          ANNUAL       CLOSING                       INFLATION       ANNUAL
                         INFLATION    EXCHANGE       ANNUAL        ADJUSTED FOR     INFLATION
YEAR ENDED DEC. 31        RATE(1)      RATE(2)   DEVALUATION(3)   DEVALUATION(4)     RATE(5)
------------------        -------      -------   --------------   --------------     -------
1992...................        9.4       2.764             21.1           (9.64)          3.0
1993...................       11.2       2.986              8.0            2.93           3.0
1994...................       14.5       3.018              1.1            13.2           2.6
1995...................        8.1       3.135              3.9             4.1           2.8
1996...................       10.6       3.251              3.7             6.6           3.3
1997...................        7.0       3.536              8.8           (1.65)          1.7
                            ------      ------            -----          ------           ---

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

      Industrial research and development projects in Israel may qualify for government aid if they deal with the development of commercial products to be made in Israel for sale abroad. Direct incentives usually are provided in the forms of grants, regulated in accordance with the Law for Encouragement of Industrial Research and Development 1984. Many of the Company's investee companies have taken advantage of such incentives.

              CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

SEC EXEMPTIVE ORDER

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

CERTAIN ISRAELI REAL ESTATE TAX MATTERS

      Prior to November 1997, a lease of real property with a term of more than 10 years was required to be reported to the Israeli Appreciation Tax Authorities and was subject to a land appreciation tax or an income tax and an acquisition tax. The Israeli Tax Commissioner had taken the position that certain arrangements for the lease of real property, including multiple leases, leases with renewal options and leases or options to lease between affiliated companies, which in the aggregate provided a term exceeding 10 years, were subject to the above reporting and taxes. In November 1997, the law was amended whereby a lease of real property with a term of up to 25 years is no longer subject to the above reporting and taxes.

ISRAELI BANKING REGULATIONS

      A provision of the Banking (Licensing) Law, 5741 1981, as amended (the "Banking Law") imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Israeli banks, including Hapoalim, to invest more than 25% of its capital in non-banking corporations, including Ampal, or to hold more than 25% of the means of control of each such corporation.

      Under an amendment to the Banking Law enacted in March 1994, Israeli banks, including Hapoalim, were required to reduce their holdings in and means of control over grandfathered non-banking corporations, including Ampal, to 25% by not later than December 31, 1996, and to 20% by December 31, 1999. Pursuant to this amendment, each bank's permitted investments in non-banking corporations by the end of 2002, cannot exceed 15% of each Israeli bank's capital, with the addition of up to 10% of its capital permitted to be invested, subject to certain limitations, in certain eligible non-banking corporations. In order to comply with Banking Law, during 1996, Hapoalim engaged in a series of transactions which reduced its holdings in Ampal and resulted in Hapoalim no longer controlling Ampal.

      From time to time, the Company engages in transactions with Hapoalim and its affiliates. Currently, the Company maintains substantial deposits with Hapoalim and its subsidiaries. See "Certain Relationships and Related Transactions."

UNITED STATES BANKING REGULATIONS

      Hapoalim is subject, through the United States International Banking Act of 1978 ("IBA"), to the provisions of the United States Bank Holding Company Act of 1956 ("BHC"). Due to Ampal's status as a subsidiary of Hapoalim for purposes of the IBA and BHC, there may be limitations upon the direct or indirect investment activities of Ampal in the United States. While Ampal itself is considered to be a "grandfathered" investment of Hapoalim under the IBA for purposes of the BHC (which status may be reviewed by the Board of Governors of the Federal Reserve), Ampal may not invest in more than 25% of the voting shares or the equity of United States corporations or non-United States corporations which have a majority of their assets in or revenues derived from the United States, subject to certain exceptions. Management of Ampal does not believe that these limitations contained in the BHC and the regulations of the Board of Governors of the Federal Reserve System thereunder have had or will have any material adverse impact upon the Company or its operations.

      In November 1997, the law was amended whereby a lease of real property with a term of up to 25 years is no longer subject to the above reporting and taxes.

                                 TAX INFORMATION

ISRAELI TAXATION OF AMPAL

      Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 1997, Israeli companies were taxed on their income at a rate of 36%.

      A tax treaty between Israel and the United States became effective on December 30, 1994. This treaty has not had a substantial impact on the taxation of the Company in the United States or in Israel.

      Ampal has income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies, which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1996 and has received "final assessments" with respect to such reports filed through 1993 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1993, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rental and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rental and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

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

      Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, was taxable to corporations at 36% in 1997. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

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

UNITED STATES TAXATION OF AMPAL

      Ampal and its United States subsidiaries (in the following tax discussion, generally "Ampal") are subject to United States taxation on their consolidated taxable income from foreign and domestic sources. The gross income of Ampal for tax purposes includes or may include (i) income earned directly by Ampal, (ii) Ampal's share of "subpart F income" earned by certain foreign corporations controlled by Ampal and (iii) Ampal's share of income earned by certain electing "passive foreign investment companies" of which Ampal is a stockholder. Subpart F income includes dividends, interest and certain rents and capital gains. Since 1993, the maximum rate applicable to domestic corporations is 35%.

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

      In connection with the transfers in 1992 of its stock in Granite to separate foreign subsidiaries, Ampal entered into gain recognition agreements with the Internal Revenue Service. Under these agreements, if either foreign subsidiary sells all or a portion of its stock in Granite before 2003, Ampal generally will be required to recognize for tax purposes a proportionate amount of gain based upon the fair market value of the stock sold on the date of the transfer to the foreign subsidiary, and to pay tax due in respect of such gain together with interest accrued on such tax since the date of the gain recognition agreement.

ITEM 2. PROPERTY

      Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent, which commenced in September 1994, is $169,000, subject to escalation. In 1997, Ampal's total payment to Hapoalim in connection with this lease was $155,000. Pursuant to the sublease agreement, Ampal was entitled to one month's free rent in 1997.

      The Company leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total rental payments in 1997 of approximately $2,953,000. Generally, the annual payments are based upon 10% of the value of the property linked to the CPI. In addition, the Company leases spaces primarily for retail use to non-related parties and received approximately $4,154,000 in rent for such spaces in 1997.

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

      For a description of a claim for NIS 3.6 million asserted against Ampal Financial, see "Real Estate, Finance and Other Holdings-Ampal Development (Israel) Ltd., Nir Ltd. and Ampal Financial Services Ltd."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF CLASS A STOCK

      Ampal's Class A Stock is listed on the AMEX under the symbol "AIS.A." The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for each calendar quarter during the periods indicated:

                                                             HIGH         LOW
                                                             ----         ---
1997:
Fourth Quarter.........................................    $  5 3/4    $  4 3/4
Third Quarter..........................................       6 1/4       5 3/8
Second Quarter.........................................       6 1/8       4 3/4
First Quarter..........................................       5 3/4       4 7/8

1996:
Fourth Quarter.........................................    $  5 1/8    $  4 9/16
Third Quarter..........................................       5 1/8       4 3/8
Second Quarter.........................................     5 15/16       4 5/8
First Quarter..........................................       7 1/8       5 1/8

      As of March 20, 1998, there were 1,178 record holders of Class A Stock.

      Redeemable Warrants to purchase Class A Stock, issued in connection with Ampal's 1994 public offering, are listed on the AMEX under the symbol "AIS.WS." The warrants are exercisable until January 31, 1999, but became callable by Ampal, in whole or in part, on February 1, 1996 without payment to the holder.

      At their annual meeting held on May 28, 1997, Ampal's shareholders voted to eliminate Ampal's Common Stock, $1.00 par value (the "Common Stock").

                                  VOTING RIGHTS

      Unless dividends on any outstanding preferred stock are in arrears for three successive years as discussed below, the holders of Class A Stock are entitled to one vote per share on all matters voted upon. Notwithstanding the above, if dividends on any outstanding series of preferred stock are in arrears for three successive years, the holders of all outstanding series of preferred stock as to which dividends are in arrears shall have the exclusive right to vote for the election of directors until all cumulative dividend arrearages are paid. The shares of Class A Stock do not have cumulative voting rights, which means that any holder of at least 50% of the Class A Stock, can elect all of the members of Ampal's Board of Directors.

                                 DIVIDEND POLICY

      In 1995, Ampal paid a dividend of $.21 per share on its Class A Stock and Common Stock. From 1989 through 1994 and in 1996 and 1997, Ampal did not pay a dividend on the Class A Stock and Ampal has never paid a dividend on its Common Stock other than in 1995. Past decisions not to pay cash dividends reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board.

      Dividends on all classes of Ampal's shares are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 61/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 61/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend on the preferred stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 10, 1997, Ampal announced that its Board of Directors had declared cash dividends on its preferred stock ($0.325 per share of its 61/2% Preferred Stock and $0.20 per share of its 4% Preferred Stock).

                     RECENT SALES OF UNREGISTERED SECURITIES

      Pursuant to a Letter Agreement, dated as of March 1, 1997, among Ampal, Ampal Realty Corporation, a wholly-owned subsidiary of Ampal, and Emmes Asset Management Corp. ("Emmes"), Ampal agreed to issue to Mr. Andrew Davidoff, as custodian, 100 shares of Class A Stock for each of his three children each year for the duration of the effectiveness of the letter agreement. Emmes and Mr. Davidoff provide general asset management and property advisory services with respect to the building located at 800 Second Avenue. Emmes is a wholly-owned subsidiary of Emmes & Company LLC. Mr. Michael Sonnenfeldt, a director of Ampal, is the founder and managing director of Emmes & Company LLC. On January 20, 1998, Ampal issued 300 shares to Mr. Davidoff, as custodian, and anticipates issuing additional shares on April 1, 1998 and each April 1, thereafter. See "Certain Relationships and Related Transactions" for a complete description of the Company's agreement with Emmes. The issuance to Mr. Davidoff of such shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 6

SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,          1997            1996             1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                              (Dollars in thousands, except per share data)
Revenues ..................   $  56,114      $  44,360         $  44,713        $  43,745        $  42,679
Net income (loss) .........      14,183        (10,252)(3)         2,166(3)         7,334(3)           226(3)(4)
Earnings (loss) per Class A
 share:
 Basic EPS ................   $     .58(1)   $    (.45)(1)(3)  $     .07(1)(3)  $     .30(1)(3)  $    (.01)(1)(3)(4)
 Diluted EPS ..............         .50(2)        (.38)(2)(3)        .06(2)(3)        .25(2)(3)       (.01)(2)(3)(4)
Total assets ..............     262,274        283,551           312,094          301,194          271,124
Notes, deposits and
 debentures payable .......      65,053        102,414           115,881           95,995          124,745
Dividends declared per
 Class A share ............   $      --      $      --         $     .21        $      --        $      --

(1) Computation is based on net income (loss) after deduction of preferred stock dividends of $351, $364, $560, $406 and $440, respectively.

(2) Computation is based on net income (loss) after deduction due to dilution in equity in earnings of affiliate of $258, $363, $402, $556 and $419, respectively.

(3) Includes (loss) income from discontinued operations, as follows:

YEAR ENDED DECEMBER 31,          1997         1996           1995          1994            1993
--------------------------------------------------------------------------------------------------
(Loss) income from
 discontinued
 operations ...............   $      --   $  (2,892)      $  (4,315)     $     969      $    (214)
(Loss) earnings per Class A
 share from discontinued
 operations:
 Basic EPS ................   $      --   $    (.12)      $    (.18)     $     .04      $    (.01)
 Diluted EPS ..............          --        (.10)           (.15)           .04           (.01)

(4) Includes cumulative effect on prior years of change in accounting principle of $(4,982), equal to $(.27) and $(.21) per share, respectively, for Basic EPS and Diluted EPS.

Items 7 & 8.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL
-------

The "Company" (refers to Ampal-American Israel Corporation ("Ampal"), and its consolidated subsidiaries) acquires interests in businesses located in the State of Israel or that are Israel-related. The Company seeks to invest in companies which have long-term growth potential. The Company is involved in a broad cross-section of Israeli companies engaged in various fields including high technology and communications, hotels and leisure-time, real estate, finance, energy distribution and industry. The Company generally participates in the management of its investee companies through representation on boards of directors and otherwise.

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

Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in reductions of shareholders' equity. As of December 31, 1997, the effect on shareholders' equity was a decrease of approximately $10.1 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

YEAR 2000 COMPLIANCE
--------------------

      The Company is currently in the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred.

      The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in its fiscal year 1998.

DISCONTINUED OPERATIONS
-----------------------

On December 23, 1996, the Company sold all of its equity interest in Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") to Agrifarm International Limited ("Agrifarm"), a British company. Accordingly, the results of Pri Ha'emek have been presented as discontinued operations in the Company's 1996 and 1995 consolidated financial statements. In connection with the sale, the Company recorded a loss on disposition of $3.2 million and a tax benefit of $3.9 million, which was based on a total loss of its investment in Pri Ha'emek in the amount of $9.7 million.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

Consolidated income from continuing operations increased to $14.6 million in 1997, from a $7.4 million loss in 1996. The increase resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments, net interest income in 1997 as compared to net interest expense in 1996, lower losses from impairment of investments, increase in other income, and the absence of an unrealized loss on rental property in 1997 which was recorded in 1996. These increases were partially offset by a decrease in net rental income and a restructuring charge recorded in 1997.

Equity in earnings of affiliates increased from $6.3 million in 1996, to $18.7 million in 1997. The increase is primarily attributable to the significantly improved earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies, and to increased earnings of Coral World International Ltd. ("CWI"), the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel) and Perth and Manly (Australia). The increase in Ophir's 1997 earnings resulted primarily from realized and unrealized gains on its investment in Teledata Communications Ltd. ("Teledata"), gains on sale of office and commercial real estate and lower interest expense which resulted from repayments of loans.

CWI reported earnings in 1997 as compared to losses in 1996. The losses recorded by CWI in 1996 were primarily attributable to the company's investments in marine parks in Nassau (Bahamas) and St. Thomas (U.S. Virgin Islands), which were sold in September 1996 and April 1997, respectively.

The increases noted above were partially offset by the losses recorded by the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), a high-technology venture capital fund, which recorded unrealized losses on its investments in 1997 as compared to unrealized gains in 1996, and losses of Carmel Container Systems Limited ("Carmel"), the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products. Carmel recorded losses in 1997 as compared to earnings in 1996 primarily because of a decrease in sales volume as a result of the economic slowdown in Israel, a decrease in sales prices as a result of escalating competition, an increase in costs associated with the running-in of a new plant and the one-time expenses incurred with respect to the closing of old plants.

Moriah Hotels Ltd. ("Moriah"), the Company's 46%-owned affiliate, which is one of the largest hotel chains in Israel, also recorded losses in 1997 primarily because of the decrease in occupancy rates (excluding the hotel in Tel Aviv) as a result of the decrease in tourism to Israel in 1997 and higher rental expenses pertaining to its hotel in Tel Aviv.

In 1997 the Company recorded $4.5 million of gains on sale of investments, $2.9 million of which is attributable to its direct investment in Teledata, as compared to $2 million of gains on sale of investments, including $1.5 million with respect to Teledata, which was recorded in 1996.

The Company also recorded $.9 million of unrealized gains on investments which are classified as trading securities as compared to $.1 million of unrealized losses on investments in trading securities in 1996. At December 31, 1997 and December 31, 1996, the aggregate fair value of trading securities amounted to approximately $7.5 million and $4.9 million, respectively.

The Company recorded net interest income in 1997, as compared to net interest expense in 1996. The increase in net interest income is primarily attributable to debt reduction in connection with the sale of a condominium unit in an office building located at 800 Second Avenue, New York, New York ("800 Second Avenue"). See Liquidity and Capital Resources. Also, as a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements. The decrease in rental income and rental property expenses are also attributable to the sale of the condominium unit.

In 1997 the Company recorded $2.2 million of losses from impairment of its investment in its 21.9%-owned Israeli-based software company, U.D.S. - Ultimate Distribution Systems Ltd., and in Geotek Communications Inc., an international wireless telecommunications company. In 1996 the Company recorded a $10.1 million loss ($8.6 million net of taxes) from impairment of its investment in M.D.F. Industries Ltd. ("M.D.F.").

On June 26, 1997, the main factory of the Company's 85%-owned manufacturing subsidiary, Paradise Industries Ltd. ("Paradise"), was heavily damaged by a fire. Paradise was, however, able to resume its activities at the end of the third quarter by assembling mattresses and sofa beds out of its newly-built assembly plant rather than manufacturing them. Paradise uses imported and domestically produced components in its assembly process. Paradise carried both fire damage and business interruption insurance covering the factory. In December 1997, Paradise settled with the insurance company and agreed to accept $7.1 million of compensation for the damage caused by the fire. Paradise received $6.8 million of the insurance proceeds in December 1997 and the balance in early 1998. The insurance recovery for the loss of profits caused by fire was $.8 million. This income is included in other income in the Company's 1997 consolidated income statement. Paradise was also compensated for the additional expenses it incurred as a result of the fire. The insurance proceeds covering these expenses were offset against the Company's manufacturing expenses in 1997. At December 31, 1997, Paradise deferred $.7 million with respect to the proceeds received from the insurance company for the expenses incurred in early 1998 as a result of the fire.

During 1997, in connection with management's plan to reorganize operations and reduce costs, the Company recorded a restructuring charge of $1.3 million ($.7 million was recorded in the quarter ended December 31, 1997). This restructuring, which will result in the elimination of certain corporate positions, will be completed in early 1998, and primarily relates to severance and other employee related costs.

The change in the effective income tax rate in 1997 as compared to 1996, is mainly attributable to the losses of certain Israeli subsidiaries in 1996 for which no tax benefits were available, and to the utilization of foreign tax credits in 1997 which were previously not available.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

Consolidated income from continuing operations decreased from $6.5 million in 1995, to a loss of $7.4 million in 1996. The decrease in income in 1996 resulted primarily from the loss recorded with respect to the impairment of the Company's investment in M.D.F., decreases in equity in earnings of affiliates, unrealized losses on investments, losses incurred by Paradise, higher net interest expense and an unrealized loss on rental property. These decreases were partially offset by an increase in net rental income.

M.D.F., the Company's 50%-owned affiliate, which established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996. The losses were primarily attributable to the excess of cost of sales per production unit over the selling price. M.D.F.'s sales prices were affected by the decrease in worldwide prices of all wood-connected products, and to the establishment of nearly 30 new plants for the production of medium density fiber boards throughout the world. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believed that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. is no longer accounted for as an affiliate of the Company under the equity method of accounting; however, the Company continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations. In addition, the owner of the other 50% interest in M.D.F. has agreed to provide additional funds in the amount of up to $2 million to M.D.F., if required for M.D.F. to meet its obligations.

Equity in earnings of affiliates decreased from $7.4 million in 1995, to $6.3 million in 1996. The decrease was primarily attributable to losses recorded by the Company's 50%-owned affiliate, CWI. On September 27, 1996, a wholly-owned subsidiary of CWI sold its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $5 million (the Company's share was $2.5 million, $1.7 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share was $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value.

Moriah, recorded lower earnings in 1996 primarily because its Tel Aviv hotel was closed for renovations for part of the year. Moriah also experienced decreases in room rates which resulted from the decrease in tourism to Israel in 1996. The Tel Aviv hotel, which had undergone a $16 million renovation, of which $4 million was provided by the landlord, partially reopened in April 1996, and its renovations were completed in the fourth quarter of 1996.

The decreases noted above were partially offset by the increased earnings recorded by Trinet, a high technology venture capital fund, which recorded unrealized gains on its investments in Smart-Link Ltd. ("Smart-Link"), Imagenet Ltd. ("Imagenet") and Logal Software and Educational Systems Ltd. ("Logal"). Smart-Link, which is engaged in development of products in the field of multimedia and computers, issued 27.3% of its shares to various investors for $3 million in November 1996. Imagenet, which develops and markets computer-aided network engineering software products, completed a $2.5 million private placement for 26.7% of its shares in June 1996. Logal, which markets computerized educational systems for learning sciences in high schools and colleges, completed a $13 million public offering in February 1996 in the United States. In addition, Ophir the

Company's 42.5%-owned affiliate, reported improved results in 1996 which are primarily attributable to gains it recorded with respect to the initial public offering conducted by its affiliate, Memco Software, Ltd. on October 17, 1996, and to the increased earnings of its affiliate, Teledata. Teledata's earnings improved as a result of increased sales, mainly because of its more successful marketing efforts.

Manufacturing revenues and expenses reflect the operations of Paradise, which recorded losses in 1996, primarily in the third quarter, because of increased advertising and promotional expenses in connection with a new marketing program.

Interest income decreased in 1996 primarily as a result of lower balances of interest-earning assets and lower interest rates in 1996. Interest expense increased in 1996 mainly because of debt incurred in connection with the purchase of 800 Second Avenue.

On June 28, 1995, the Company's then 94%-owned subsidiary purchased 800 Second Avenue for approximately $45 million. The approximately 290,000 rentable square-foot office building houses the Consulate of the Government of Israel (the "Government") in New York and other Israeli government offices as well as other tenants. The property was converted into a condominium in December 1996. On January 31, 1997, the Company sold to the Government the portion of the building which it occupies for $31 million. As a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

The increases in rental income and rental property expenses in 1996 were attributable to the operations of 800 Second Avenue.

The Company recorded $.6 million of unrealized losses and $.3 million of unrealized gains on marketable securities and $2 million and $1.9 million of gains on sale of investments in 1996 and 1995, respectively. The realized gains recorded in 1996 were mainly attributable to the Company's investments in Teledata and M-Systems Flash Disk Pioneers Ltd. ("M-Systems"), whereas the gains recorded in 1995 were mainly attributed to the Company's investment in Mercury Interactive Corporation ("Mercury"). Unrealized losses in 1996 were attributed to the Company's investments in Idan Software Industries I.S.I., Ltd. ("Idan") and in Mercury.

The change in the effective income tax rate in 1996 is mainly attributable to the losses of certain Israeli subsidiaries and affiliates (including M.D.F.) from which no tax benefits are available.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, cash and cash equivalents were approximately $45.5 million as compared with $20.6 million at December 31, 1996. During 1997, deposits, notes and loans receivable, notes and loans payable, and outstanding debentures decreased as a result of scheduled repayments. In 1997 the Company received dividends from affiliates amounting to $9.7 million. In January 1997, the Company sold a condominium unit in 800 Second Avenue to the Government of Israel (the "Government") for $31 million. At that time the Government paid $15 million and gave the Company a note for the remaining $16 million, of which $8 million was repaid in December 1997, and the remainder was repaid in January 1998. The decrease in real estate rental property and notes and loans payable are primarily attributable to this sale. The Company's cash position and debt obligations were affected by the transaction with Motorola Communications Israel, Ltd. in January 1998. See Subsequent Event noted below.

In 1997, the Company made several new investments in the high-technology field aggregating $8.9 million, notably (1) a $1 million investment to acquire 7.3% of UNIC View Ltd., a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use, (2) a $.75 million investment for 2.2% of FundTech Ltd., a developer of software for worldwide banking institutions to facilitate fund transfers, (3) a $1 million investment for 3% of NKO, Inc., a developer of low-cost facsimile transmission services, (4) a $.4 million investment for approximately 12% (increased in 1998 by $.8 million to 18%) of XaCCt Technologies Ltd., a developer of billing, auditing and accounting software for TCP/IP networks which allows such networks to generate reports of network transactions and services by treating them exactly like telephone calls,
(5) a $2 million investment
for 12.5% of PowerDsine, Ltd. a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry, (6) a $.5 million investment for 24.99% of Ortek Ltd., a developer and manufacturer of electro-optical devices and systems for the military and civilian markets, (7) a $1.25 million investment to acquire approximately 12% of Shiron Satellite Communications (1996) Ltd., a developer of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications, such as rural telephone, video conferencing and other applications and (8) a $2 million investment to acquire 11% of Shellcase Ltd., an Israeli company which has developed a packaging process for computer chips.

As of December 31, 1997, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $13.2 million, and has commitments issued to its investees of up to $12.7 million.

In 1997 and 1996 Ampal paid dividends in the amount of $.20 and $.325 per share on its 4% and 6-1/2% Cumulative Convertible Preferred Stock, respectively. Total dividends paid in both years amounted to approximately $.4 million.

SUBSEQUENT EVENT
----------------

      On January 22, 1998 the Company completed its purchase of a one-third interest in the assets of the shared networks operation of Motorola Communications Israel, Ltd. ("Motorola Israel") for a purchase price of $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans, one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim. Each loan has a term of 90 days and bears interest at a rate of LIBOR plus 1/2%. The Company anticipates replacing the aforementioned short-terms loans with long-term financing.

      A new wireless communications service provider ("Provider" or "Corporation"), one-third owned by the Company and two-thirds owned by Motorola Israel, will coordinate and operate in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

      The Company owns all of the authorized preferred shares of the Corporation and Motorola Israel owns all of the authorized ordinary shares. Each share issued by the Corporation will be entitled to one vote.

      To the extent of available after-tax profits, the Provider is required to pay distributions or dividends to the Company equal to at least $3,800 for fiscal year 2000 and $7,100 for each fiscal year thereafter so long as the financial stability of the Provider will not be impaired. The Provider shall endeavor to pay distributions or dividends in the following amounts: for fiscal year 1998, $4,950, for fiscal year 1999, $10,725 and for fiscal year 2000 and thereafter, $23,430 (inclusive of the required payments), which all holders of an interest in the Provider shall share on a pro rata basis. To the extent that any of the above distributions or dividends are not paid by the Provider, they will accumulate. No dividends will be paid by the Corporation to Motorola Israel until the Company has received all of its accumulated dividends. Any distributions or dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to the Company and Motorola Israel based on their shares in the Provider.

      Pursuant to the purchase agreement, Motorola Israel guaranteed that the Company would receive from the Provider at least $3,800 for fiscal year 2000 and $7,100 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Company to repay such guarantee payments in amount equal to the excess of the amount actually received by the Company from the Provider with respect to any subsequent year over $7,500.

      The $110 million purchase price for the Company's one-third interest in the Provider was based upon the Company's current valuation of the SNO and its prospects. The purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of the Corporation, the Company must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of the Corporation's shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Company must pay Motorola Israel a Bonus based on an increase in the valuation of the Corporation for purposes of the IPO. In no event will such Bonus payment exceed $33 million multiplied by 1.16(n), where n represents the number of years (and any part thereof) between the closing date and the closing of the IPO.

      If an IPO is not consummated prior to December 31, 2002 and if all dividends accumulated with respect to the Company's preferred shares up to that time have been paid, then the Company must pay Motorola Israel a Bonus if (A) the present value of the actual after tax net income of the Corporation (as reported by the Corporation's auditors in compliance with generally accepted accounting principles in Israel, excluding capital gains derived from each transaction, not in the ordinary course of business, in which the consideration for the Corporation is more than $5 million) for fiscal years 1998 through 2002, discounted at the rate of 13%, exceed (B) $71 million. In this case, the amount of the Bonus, if any, will equal the lesser of (i) the amount of such excess multiplied by 2.3376, or (ii) $46 million.

      In March 1998, the Company transferred its interest in the Provider to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of the Company (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include
(i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party, which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the closing date until the purchase date of the limited partnership interests).

      The related parties purchased their limited interests on the same terms as the unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party.

      Each of the limited partners paid 35% of their respective purchase price in cash and assumed their pro rata share of Ampal's financing of the original purchase (equal to 65% of their respective purchase prices) and will assume their pro rata share of Ampal's long term financing.

      The Partnership is entitled to all of the Company's rights under the purchase agreement and has assumed all of its obligations.

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation (a New York corporation) and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets and revenues of 18% and 32%, respectively, in 1997, 43% and 44%, respectively, in 1996, and revenues of 35% in 1995, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting, or the financial statements of a discontinued operation. The Company's equity in net earnings of these affiliated companies and the loss from discontinued operations in 1995 represents $18,611,000, $10,443,000, and $4,376,000 of consolidated net income
(loss) for the years ended December 31, 1997, 1996 and 1995, respectively. The statements of these subsidiaries, affiliated companies and the discontinued operation were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/ Arthur Andersen LLP


New York, New York
March 26, 1998

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                1997         1996         1995
-------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
REVENUES:
Equity in earnings of affiliates (Note 11)......      $18,703     $  6,333     $  7,424
Manufacturing...................................       12,127       10,891       10,159
Interest:
 Related parties................................        6,988        9,918       10,811
 Others.........................................        2,743        1,956        3,629
Rental income...................................        7,107       11,663        7,793
Realized and unrealized gains on investments
 (Notes 3 and 5)................................        5,466        1,342        2,193
Gain on sale of real estate rental property
 (Note 3).......................................            -            -          526
Other ..........................................        2,980        2,257        2,178
                                                      -------     --------     --------
     Total revenues.............................       56,114       44,360       44,713
                                                      -------     --------     --------

EXPENSES:
Manufacturing...................................       12,569       12,027        9,436
Interest:
 Related parties................................        2,544        3,918        3,108
 Others.........................................        6,719       10,163        9,813
Rental property operating expenses..............        3,273        5,670        2,886
Loss from impairment of investments (Notes 3 and
 11(c)) ........................................        2,185       10,083            -
Unrealized loss on rental property (Note 3).....            -        1,095            -
Other...........................................        8,030        6,865        7,122
                                                      -------     --------     --------
     Total expenses.............................       35,320       49,821       32,365
Restructuring charge (Note 15) .................        1,300            -            -
                                                      -------     --------     --------
Income (loss) from continuing operations before
income taxes....................................       19,494       (5,461)      12,348
Provision for income taxes (Note 10)............        5,311        1,899        5,867
                                                      -------     --------     --------
Income (loss) from continuing operations........       14,183       (7,360)       6,481
                                                      -------     --------     --------
Discontinued operations (Note 2):
 Loss from operations...........................            -       (3,610)      (4,315)
 Loss on disposition of $3,169, net of
  applicable tax benefit of $3,887..............            -          718            -
                                                      -------     --------     --------
Loss from discontinued operations...............            -       (2,892)      (4,315)
                                                      -------     --------     --------

     NET INCOME (LOSS)..........................      $14,183     $(10,252)    $  2,166
                                                      =======     ========     ========

Basic EPS (Note 9)
 Earnings (loss) from continuing operations.....      $   .58      $  (.33)      $   .25
 Loss from discontinued operations..............            -         (.12)         (.18)
                                                      -------      -------       -------
 Earnings (loss) per Class A share .............      $   .58      $  (.45)      $   .07
                                                      =======      =======       =======

 Shares used in calculation (in thousands)......       23,742       23,549       23,677

Diluted EPS (Note 9)
 Earnings (loss) from continuing operations.....      $   .50      $  (.28)     $   .21
 Loss from discontinued operations..............            -         (.10)        (.15)
                                                      -------      -------      -------
 Earnings (loss) per Class A share..............      $   .50      $  (.38)     $   .06
                                                      =======      =======      =======

 Shares used in calculation (in thousands) .....       27,615       27,613       27,980

Dividends per Class A share.....................      $     -      $     -     $    .21

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,    DECEMBER 31,
ASSETS AS AT                                          1997            1996
-------------------------------------------------------------------------------
(Dollars in thousands)                                                (Note 1)

Cash and cash equivalents.......................      $ 45,457        $ 20,633

Deposits, notes and loans receivable (Note 4)...        46,176          57,041

Investments (Notes 5 and 11)....................       117,384         123,084

Real estate rental property, less accumulated
 depreciation of $5,902 and $6,215 (Note 3).....        28,603          58,199

Property and equipment, less accumulated
 depreciation of $2,596 and $4,041..............         3,899           5,571

Other assets....................................        20,755          19,023
                                                      --------        --------


TOTAL ASSETS....................................      $262,274        $283,551
                                                      ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                     DECEMBER 31,    DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                             1997            1996
--------------------------------------------------------------------------------
(Dollars in thousands)                                                  (Note 1)

LIABILITIES
Notes and loans payable: (Note 6)
  Related parties.................................    $  18,207        $ 34,005
  Others..........................................        5,000          10,538
Debentures (Note 7)...............................       41,846          57,871
Accounts and income taxes payable, accrued
 expenses and minority interests..................       34,711          29,017
                                                      ---------        --------

        Total liabilities.........................       99,764         131,431
                                                       --------        --------

SHAREHOLDERS' EQUITY (Note 8)
4% Cumulative Convertible Preferred Stock, $5
 par value; authorized 189,287 and 650,000
 shares; issued and outstanding 179,672 and
 190,936 shares...................................          898             955

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 and 4,282,850
shares; issued and outstanding 968,288 and
1,002,483 shares..................................        4,842           5,012

Class A Stock, $1 par value;  authorized
 60,000,000 shares; issued 24,418,325 and
24,256,420 shares; outstanding 23,812,925 and
23,651,020 shares.................................       24,418          24,257

Additional paid-in capital........................       57,491          57,410

Retained earnings.................................       88,775          74,943
Treasury Stock, 605,400 shares of Class A Stock,
 at cost..........................................       (3,829)         (3,829)
Cumulative translation adjustments................      (10,085)         (6,530)
Unrealized loss on marketable securities..........            -             (98)
                                                       --------        --------

        Total shareholders' equity................      162,510         152,120
                                                       --------        --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $262,274        $283,551
                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                1997         1996         1995
----------------------------------------------------------------------------------------
(Dollars in thousands)                                            (Note 1)     (Note 1)
Cash flows from operating activities:
 Net income (loss)..............................     $ 14,183    $ (10,252)    $  2,166
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Equity in earnings of affiliates..............      (18,703)      (6,333)      (7,424)
  Loss from discontinued operations.............            -        2,892        4,315
  Realized and unrealized gains on investments..       (5,466)      (1,342)      (2,193)
  Gain on sale of real estate rental property...            -            -         (526)
  Unrealized loss on rental property............            -        1,095            -
  Depreciation expense..........................        1,559        2,038        1,627
  Amortization expense..........................        1,754        3,587        4,446
  Loss from impairment of investments...........        2,185       10,083            -
  Restructuring charge .........................        1,300            -            -
  Minority interests............................         (220)        (551)        (298)
 Decrease (increase) in other assets............          565       (3,158)      (1,331)
 Increase (decrease) in accounts and income
  taxes payable, accrued expenses and minority
  interests.....................................        4,810         (232)      (2,371)
 Investments made in trading securities.........       (9,143)      (2,391)      (6,403)
 Proceeds from sale of trading securities.......        8,359        3,254       13,379
 Dividends received from affiliates.............        9,719        1,806        4,898
                                                     --------     --------     --------

  Net cash provided by operating activities.....       10,902          496       10,285
                                                     --------     --------     --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected.       27,124       17,546       26,958
 Deposits, notes and loans receivable granted...       (1,024)      (2,046)      (5,426)
 Investments made in:
  Available-for-sale securities.................            -         (228)      (1,369)
  Affiliates and others.........................      (11,159)     (11,497)     (34,143)
 Proceeds from sale of investments:
  Available for sale securities.................        1,537            -            -
  Affiliates and others.........................       25,212       14,934       36,391
 Purchase of real estate rental property........       (1,034)      (2,475)     (45,408)
 Purchase of property and equipment.............       (1,182)        (380)        (499)
 Proceeds from sale of real estate rental
  property......................................       15,059            -        1,426
                                                     --------     --------     --------

  Net cash provided by (used in) investing
   activities...................................       54,533       15,854      (22,070)
                                                     --------     --------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                1997         1996         1995
----------------------------------------------------------------------------------------
(Dollars in thousands)                                            (Note 1)     (Note 1)
Cash flows from financing activities:
 Notes and loans payable received:
  Related parties...............................     $  4,050     $  2,187     $ 30,892
  Others........................................          931        8,201        1,056
 Notes and loans payable repaid:
  Related parties...............................      (20,091)      (4,866)      (5,890)
  Others........................................       (6,184)      (1,950)        (958)
 Debentures repaid..............................      (17,301)     (22,180)     (10,909)
 Proceeds from issuance of shares to minority
  interests.....................................            -            -           50
 Dividends paid.................................         (351)        (364)      (5,614)
 Purchase of treasury shares....................            -            -       (3,829)
                                                     --------     --------     --------
  Net cash (used in) provided by financing
   activities...................................      (38,946)     (18,972)       4,798
                                                     --------     --------     --------

Effect of exchange rate changes on cash and
 cash equivalents...............................       (1,665)      (2,479)      (1,275)
                                                     --------     --------     --------

Net increase (decrease) in cash and cash
 equivalents....................................       24,824       (5,101)      (8,262)
Cash and cash equivalents at beginning of year..       20,633       25,734       33,996
                                                     --------     --------     --------

Cash and cash equivalents at end of year........     $ 45,457     $ 20,633     $ 25,734
                                                     ========     ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
 Interest:
  Related parties...............................     $  1,257     $  2,384     $  1,611
  Others........................................        2,820        3,309        3,084
                                                     --------     --------     --------
    Total interest paid.........................     $  4,077     $  5,693     $  4,695
                                                     ========     ========     ========

Income taxes paid...............................     $    714     $  3,729     $  6,903
                                                     ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31,                              1997        1996        1995
------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts and per share data)

4% PREFERRED STOCK
Balance, beginning of year .....................   $    955    $    995    $  1,033
Conversion of 11,264, 8,094 and 7,578 shares
 into Class A Stock ............................        (57)        (40)        (38)
                                                   --------    --------    --------
Balance, end of year ...........................   $    898    $    955    $    995
                                                   ========    ========    ========

6-1/2% PREFERRED STOCK
Balance, beginning of year .....................   $  5,012    $  5,263    $  5,575
Conversion of 34,195, 50,116 and 62,328 shares
 into Class A Stock ............................       (170)       (251)       (312)
                                                   --------    --------    --------
Balance, end of year ...........................   $  4,842    $  5,012    $  5,263
                                                   ========    ========    ========

CLASS A STOCK
Balance, beginning of year .....................   $ 24,257    $ 21,066    $ 20,841
Issuance of shares upon exchange of Common Stock         --       3,000          --
Issuance of shares upon conversion of
 Preferred Stock ...............................        158         191         225
Issuance of shares as payment for services .....          3          --          --
                                                   --------    --------    --------
Balance, end of year ...........................   $ 24,418    $ 24,257    $ 21,066
                                                   ========    ========    ========

COMMON STOCK
Balance, beginning of year .....................   $     --    $  3,000    $  3,000
Exchange for Class A Stock .....................         --      (3,000)         --
                                                   --------    --------    --------
Balance, end of year ...........................   $     --    $     --    $  3,000
                                                   ========    ========    ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .....................   $ 57,410    $ 57,310    $ 57,185
Conversion of Preferred Stock ..................         69         100         125
Issuance of shares as payment for services .....         12          --          --
                                                   --------    --------    --------
Balance, end of year ...........................   $ 57,491    $ 57,410    $ 57,310
                                                   ========    ========    ========

RETAINED EARNINGS
Balance, beginning of year .....................   $ 74,943    $ 85,559    $ 89,007
Net income (loss) ..............................     14,183     (10,252)      2,166
Dividends:
  4% Preferred Stock - $.20, $.20 and $1.05
  per share ....................................        (36)        (38)       (209)
  6-1/2% Preferred Stock - $.325 per share .....       (315)       (326)       (351)
  Class A Stock - $.21 per share ...............         --          --      (4,424)
  Common Stock - $.21 per share ................         --          --        (630)
                                                   --------    --------    --------
Balance, end of year ...........................   $ 88,775    $ 74,943    $ 85,559
                                                   ========    ========    ========

TREASURY STOCK
Balance, beginning of year .....................   $ (3,829)   $ (3,829)   $     --
Purchase of 605,400 shares of Class A Stock
 at cost .......................................         --          --      (3,829)
                                                   --------    --------    --------
Balance, end of year ...........................   $ (3,829)   $ (3,829)   $ (3,829)
                                                   ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31,                                1997         1996         1995
----------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts and per share data)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year......................     $ (6,530)    $ (4,354)    $ (2,636)
Foreign currency translation adjustment.........       (3,555)      (2,176)      (1,718)
                                                     --------     --------     --------
Balance, end of year............................     $(10,085)    $ (6,530)    $ (4,354)
                                                     ========     ========     ========

UNREALIZED LOSS ON MARKETABLE SECURITIES
Balance, beginning of year......................     $    (98)    $   (595)    $   (511)
Unrealized gain, net............................           98            -            -
Transfer to trading securities..................            -           67            -
Write-down due to permanent impairment..........            -          511            -
Unrealized loss, net............................            -          (81)         (84)
                                                     --------     --------     --------
Balance, end of year............................     $      -     $    (98)    $   (595)
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


Note 1 - Summary of Significant Accounting Policies

(a)   The Company

      As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involves transactions with Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, and companies affiliated or related thereto. At December 31, 1997, Hapoalim and its wholly-owned subsidiary, Atad Hevra Lehashkaot Limited owned 24.7% of Ampal's outstanding Class A Stock.

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

(c)   Translation of Foreign Currencies

      For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel, assets and liabilities are translated using year-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the year. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity.

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

(d)   Investments

      Marketable equity securities, other than equity securities accounted for by the equity method, are reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity.

(e)   Property and Equipment

      The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. These assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows.

(f)   Income Taxes

      The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

      Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totalling approximately $28 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $10 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, and gains on issuances of shares by affiliates, and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

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

      Accordingly, the results of Pri Ha'emek, were presented as discontinued operations in the Company's 1996 and 1995 consolidated financial statements.

Note 3 - Acquisitions and Dispositions

(a) In 1997, the Company made several new investments in the high-technology field aggregating $8.9 million, notably (1) a $1 million investment to acquire 7.3% of UNIC View Ltd., a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use, (2) a $.75 million investment for 2.2% FundTech Ltd., a developer of software for worldwide banking institutions to facilitate fund transfers, (3) a $1 million investment for 3% of NKO, Inc., a developer of low-cost facsimile transmission services, (4) a $.4 million investment for approximately 12% (increased in 1998 by $.8 million to 19.1%) of XaCCt Technologies Ltd., a developer of billing, auditing and accounting software for TCP/IP networks which allows such networks to generate reports of network transactions and services by treating them exactly like telephone calls, (5) a $2 million investment for 12.5% of PowerDsine, Ltd., a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry, (6) a $.5 million investment for 24.99% of Ortek Ltd., a developer and manufacturer of electro-optical devices and systems for the military and civilian markets, (7) a $1.25 million investment to acquire approximately 12% of Shiron Satellite Communications (1996) Ltd., a developer of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephone, video conferencing and other applications, and (8) a $2 million investment to acquire 11% of Shellcase Ltd., an Israeli company which has developed a packaging process for computer chips.

(b) On May 8, 1997, the Company sold all of its direct holdings in Orlite Industries (1959) Ltd. ("Orlite") and a wholly-owned subsidiary which held a separate interest in

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


Orlite to Investment Company of Bank Hapoalim for an aggregate sales price of $5.3 million. The Company recorded a gain on sale of $.3 million with respect to this transaction.

(c) On February 27, 1997, the Company sold its 20.7% interest in Davidson-Atai Publishers Ltd. ("Davidson Atai"), a publishing company, to principals of Davidson Atai for approximately $.1 million. The transaction yielded a nominal profit to the Company.

(d) On March 27, 1997, the Company sold its 7.9% interest in Idan Software Industries I.S.I. Ltd. ("Idan"), to Idan's principal shareholder for approximately $.9 million and recorded a gain on sale of approximately $.1 million with respect to this transaction.

(e) On January 31, 1997, the Company sold to the Government of Israel (the "Government") the portion of the building at 800 Second Avenue, New York, New York ("800 Second Avenue") which it occupies for $31 million. As a result of this transaction, the Company recorded an unrealized loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

(f) In 1997 and 1996, the Company received gross proceeds in the amount of $3.6 million and $2 million from the sale of 119,800 and 113,624 shares of Teledata Communications Ltd. ("Teledata") and realized gains on sale of $2.9 million and $1.5 million ($1.9 and $1 million after taxes), respectively.

(g) In June 1996, the Company made a $1.5 million indirect investment in Geotek Communications Inc., an international wireless telecommunications company. In 1997, the Company recorded a $1.2 million loss due to the impairment in value of this investment.

(h) In January 1995, the Company invested $1.5 million to acquire a 20% equity interest in Epsilon Investment House Ltd. ("Epsilon") and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management and Renaissance provides underwritng services in Israel through its subsidiaries.

(i) In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest and three-year options to acquire an additional 4.4% equity in U.D.S.-- Ultimate Distribution Systems Ltd. ("U.D.S."), an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry. In 1997, the Company recorded a $1 million loss from impairment of value of this investment and U.D.S. will no longer be accounted for as an affiliate of the Company under the equity method of accounting.

(j) In 1995, the Company invested an aggregate of approximately $2.6 million for 13.6% of Breeze Wireless Communications Ltd. (8.3% at December 31, 1997), an Israeli company which develops, manufactures and markets wireless local area networks for computers, 4.1% of M-Systems Flash Disk Pioneers Ltd. (1.4% at December 31, 1997), an Israeli company which develops, manufactures and markets data storage media based on "flash memory," a silicon memory chip, and 5.8% of Comfy Interactive Movies Ltd., an Israeli company which develops and markets a computer keyboard and interactive movies specially designed for children ages 1-6.

(k) On August 15, 1995, Ampal sold all of its Ordinary Shares and 7% Preferred Shares of Bank Hapoalim (Cayman) Ltd. ("Cayman"), which constituted 49% and 50% of each series, respectively, to Hapoalim. The sales price was approximately $20.3 million and the Company recorded a gain on sale of approximately $.4 million ($.2 million, net of taxes). The Company obtained an opinion from an independent investment consultant that the consideration received in the sale was fair to the Company.

(l) On November 6, 1995, Ampal sold its property located at 174 North Michigan Avenue, Chicago, Illinois to an unrelated party for $.85 million. In connection therewith, Ampal received $.55 million from Hapoalim and Ampal, as landlord, and Hapoalim, as tenant, released each other from their respective obligations under a lease which was scheduled to expire in 2007. Ampal obtained an opinion from an independent real estate

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


consultant that the consideration received from Hapoalim was fair to Ampal. The Company recorded a total gain of approximately $.5 million ($.3 million, net of taxes).

(m) In 1995 the Company received gross proceeds in the amount of $1.9 million from sales of 106,000 shares of DSP Group, Inc. ("DSP Group") and recorded a loss of $.1 million.

(n) In 1995 the Company received gross proceeds in the amount of $4 million from sales of 237,000 shares of Mercury Interactive Corporation ("Mercury"), which the Company acquired in 1992, and recorded a gain of approximately $.9 million ($.6 million after taxes).

Note 4 - Deposits, Notes and Loans Receivable

      Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 8 years and notes and loans receivable have maturities of up to 4 years. At December 31, 1997 and 1996, deposits, notes and loans receivable from related parties were $36.7 million and $56.1 million, respectively.

Note 5 - Investments in Marketable Securities

      The Company classifies investments in marketable securities as trading securities and available-for-sale securities and periodically re-evaluates such classifications.

(a)   Trading Securities
      ------------------

      The cost and market values of trading securities at December 31, 1997 and 1996 are as follows:

                                                       Unrealized        Market
December 31, 1997                           Cost      Gains/(Losses)     Value
-----------------                         --------------------------------------

Bonds                                     $  479         $ (122)         $  357
Equity Securities                          5,433          1,663           7,096
                                          ------          -----          ------

Total Trading Securities                  $5,912         $1,541          $7,453
                                          ======         ======          ======

                                                       Unrealized        Market
December 31, 1996                           Cost      Gains/(Losses)     Value
-----------------                         --------------------------------------

Bonds                                     $  580         $  (85)         $  495
Equity Securities                          3,592            841           4,433
                                          ------         ------          ------

Total Trading Securities                  $4,172         $  756          $4,928
                                          ======         ======          ======

      In the years ended December 31, 1997, 1996 and 1995, the Company recorded $.9 million, $(.1) million, and $.3 million of unrealized gains (losses), respectively, on trading securities in the statement of income.

      During 1997, 1996 and 1995 the Company invested approximately $9.1 million, $2.4 million, and $6.4 million, respectively, in marketable securities, which are classified as trading securities.

(b)   Available-For-Sale Securities
      -----------------------------

      At December 31, 1997, the Company did not have any available-for-sale securities. In 1996, the aggregate fair value of available-for-sale securities was $1.4 million (cost - $2.1 million).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


      In the year ended December 31, 1996, the Company recorded an unrealized loss on available-for-sale securities in the statement of income of $.5 million, as a result of the permanent impairment in value.

Note 6 - Notes and Loans Payable

      Notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2006.

      On June 28, 1995, in connection with the purchase of the building located at 800 Second Avenue, New York, New York, the Company borrowed $30 million from Hapoalim at an interest rate based on London Interbank Offered Rates plus 1%. On January 31, 1997, in connection with the sale of a portion of the premises to the Government (see Note 3(e)), $15 million received from the Government was used to repay a portion of the loan to Hapoalim. The remaining balance of the loan of $15 million is due on February 28, 1999 and bears interest commencing January 6, 1998 at the rate of LIBOR plus .75% (at December 31, 1997 the rate was LIBOR plus 1/2%, or 6.4375%).

      The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 6.59% on $2.5 million and 9.05% on $20.6 million in 1997 and 1996, respectively.

Note 7 - Debentures

Debentures outstanding at December 31 consist of:

                                                               1997       1996
                                                             -------------------
Ampal:
------
 Various series with interest rates ranging from
 10%-12%, maturing 1998-2003............................     $20,306     $31,458

Ampal Development (Israel) Ltd.:
--------------------------------
 Various series with interest rates ranging from
 6.2%-7.5%, linked to the Consumer Price Index in
 Israel, maturing 1998-2005, secured by assets of
 $30 million............................................      29,211      35,559
                                                             -------     -------

                                                              49,517      67,017

Less: Unamortized discounts.............................       7,671       9,146
                                                             -------      ------

Total..................................................      $41,846     $57,871
                                                             =======     =======

      Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

1998.............................      $18,137*
1999.............................        6,165
2000.............................        6,744
2001.............................        2,013
2002.............................        2,013
Thereafter.......................        6,137

* If no debentures are presented for early redemption, scheduled maturities will amount to $8,284.

Note 8 - Shareholders' Equity

      Capital Stock

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


      The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 1997, a total of 8,424,124 shares of Class A Stock is reserved for issuance upon the conversion of the Preferred Stock and the exercise of 4.5 million warrants and 120,900 options.

      The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

            (i) up to 4% on Class A Stock, then

            (ii) on 4% Preferred Stock and Class A Stock ratably.

      Preferred shares are nonvoting unless dividends are in arrears for three successive years. At December 31, 1997, there are no dividend arrearages.

      On December 11, 1996, Ampal issued 3,000,000 shares of Class A Stock in exchange for the 3,000,000 shares of Common Stock held by Hapoalim.

      Retained Earnings

      At December 31, 1997, retained earnings include $61 million for affiliates accounted for by the equity method, of which $31.3 million and an additional $45.8 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

Note 9 - Earnings Per Class A Share

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per Class A share ("basic EPS") were computed by dividing net earnings by the weighted average number of Class A shares outstanding and excluded any potential dilution. Net earnings per Class A share amounts, assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the conversion of the 4% and 6-1/2% Preferred Stocks into Class A Stock. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for prior years have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

(In thousands, except per share data)

                                                Year Ended December 31, 1997
                                             -----------------------------------
                                                                       Per Share
                                               Income        Shares      Amounts
                                             -----------------------------------
Basic EPS:
 Net income attributable to Class A Stock    $13,832(1)      23,742      $  .58
                                             ==========                  ======

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
Stocks..................................                      3,873
                                                             ------

Diluted EPS:
 Net income attributable to Class A Stock    $13,925(2)      27,615      $  .50
                                             =======         ======      ======

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)

(In thousands, except per share data)

                                                       Year Ended December 31, 1996
                                                 -----------------------------------------
                                                                                 Per Share
                                                   Income          Shares         Amounts
                                                 -----------------------------------------
Basic EPS:
 Loss from continuing operations..........       $ (7,724)(1)     23,549(3)       $ (.33)
 Loss from discontinued operations........         (2,892)                          (.12)
                                                 --------                         ------
 Net loss attributable to Class A Stock...       $(10,616)                        $ (.45)
                                                 ========                         ======

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
  Stocks..................................                         4,064
                                                                  ------

Diluted EPS:
 Loss from continuing operations..........       $ (7,723)(2)                     $ (.28)
 Loss from discontinued operations........         (2,892)                          (.10)
                                                 --------                         ------
 Net loss attributable to Class A Stock...       $(10,615)        27,613          $ (.38)
                                                 ========         ======          ======

                                                       Year Ended December 31, 1995
                                                 -----------------------------------------
                                                                                 Per Share
                                                  Income            Shares        Amounts
                                                 -----------------------------------------
Basic EPS:
 Income from continuing operations........        $ 5,921(1)      23,677(3)       $  .25
 Loss from discontinued operations........         (4,315)                          (.18)
                                                  -------                         ------
 Net income attributable to Class A Stock.        $ 1,606                         $  .07
                                                  =======                         ======

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
  Stocks..................................                         4,303
                                                                  ------

Diluted EPS:
 Income from continuing operations........        $ 6,079(2)                      $  .21
 Loss from discontinued operations........         (4,315)                          (.15)
                                                  -------                         ------
 Net income attributable to Class A Stock.        $ 1,764         27,980          $  .06
                                                  =======         ======          ======

(1) After deduction of Preferred Stock dividends of $351, $364 and $560, respectively.
(2) Includes decrease in net income of $258, $363 and $402, respectively, due to dilution in equity in earnings of affiliate.
(3)   Includes 2,769 and 3,000 shares of Common Stock, respectively.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


Note 10 - Income Taxes

The components of current and deferred
income tax expense (benefit) are:                      1997        1996        1995
                                                   --------------------------------
Current:
 State and local...............................    $     66    $     65    $     65
 Federal.......................................       2,945         912       6,239
 Foreign.......................................       2,859         999       1,153
Deferred:
 State and local...............................         (95)       (214)         60
 Federal.......................................         716         (60)     (1,772)
 Foreign.......................................      (1,180)        197         122
                                                   --------    --------    --------
    Total......................................    $  5,311    $  1,899    $  5,867
                                                   ========    ========    ========

The components of deferred income tax expense
(benefit) are:

Equity in earnings of affiliates...............    $  1,218    $    404    $ (1,808)
Net operating loss carryforwards...............        (204)       (577)          -
Unrealized  (losses) gains.....................        (516)        336         (30)
Restructuring charge ..........................        (455)          -           -
Other..........................................        (602)       (240)        248
                                                   --------    --------    --------
   Total.......................................    $   (559)   $    (77)   $ (1,590)
                                                   ========    ========    ========

The domestic and foreign components of
income (loss) from continuing operations before income taxes are:

Domestic.......................................    $   (363)   $ (1,894)   $  1,571
Foreign........................................      19,857      (3,567)     10,777
                                                   --------    --------    --------
   Total.......................................    $ 19,494    $ (5,461)   $ 12,348
                                                   ========    ========    ========

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax at 35%, 34% and 35%.........    $  6,823    $ (1,857)   $  4,321
Taxes on foreign income (below) in excess of
U.S. rate, net from tax credits................      (1,366)      4,040       1,516
Other..........................................        (146)       (284)         30
                                                   --------    --------    --------
Total effective tax: 27%, (35%),and 48%........    $  5,311    $  1,899    $  5,867
                                                   ========    ========    ========

Other assets include approximately $3.6 million ($3.2 million in 1996) of deferred tax assets which represent the tax benefit of the temporary differences between the carrying values of the fixed assets in the financial statements and their income tax bases and $2.5 million of income tax receivable recorded with respect to the losses incurred in Pri Ha'emek (received in 1998). Accounts and income taxes payable and accrued expenses include approximately $23.3 million ($22.2 million in 1996) of deferred tax liability provided on undistributed earnings of affiliates.

Note 11 - Investments in Affiliates and Others

The companies accounted for by the equity method and the Company's share of equity in those investees are:

                                                        1997        1996        1995
                                                        -----------------------------
Am-Hal Ltd...................................           50%         50%         50%
Bay Heart Limited (a)........................           37          37          37
Carmel Containers Systems Limited............           20.7        20.7        20.4

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


Coral World International Limited(b).........           50          50          50
Epsilon Investment House Ltd.................           20          20          20
Hod Hasharon Sport Center (1992) Limited
 Partnership.................................           50          50          50
Granite Hacarmel Investments Limited ("Granite")        21.5        21.5        21.3
M.D.F. Industries Ltd.(c)....................            -           -          50
Moriah Hotels Ltd............................           46          46          46
Ophir Holdings Ltd.(d).......................           42.5        42.5        42.5
Orlite Industries (1959) Ltd. ("Orlite")
 (See Note 3(b)).............................            -          25.3        22.7
Ortek Limited (24.99% is also owned by a
 related party) .............................           24.99        -           -
Renaissance Investment Company Ltd...........           20          20          20
Trinet Investment in High-Tech Ltd...........           37.5        37.5        37.5
Trinet Venture Capital Ltd.(e)...............           50          50          50
U.D.S. - Ultimate Distribution Systems Ltd.
 (See Note 3(i)).............................            -          21.9        21.9

Combined summarized financial information for the above companies is as follows:

                                                     1997        1996        1995
                                                   --------------------------------
Revenues.....................................      $776,034    $788,169    $748,170
Gross profit.................................       204,992     184,533     163,962
  Net income.................................        53,083      36,346      23,439

Property and equipment.......................      $332,514    $356,901    $329,150
Other assets.................................       500,670     503,255     426,581
                                                   --------    --------    --------
  Total assets...............................      $833,184    $860,156    $755,731
                                                   ========    ========    ========

Total liabilities, including bank borrowings.      $516,627    $546,457    $457,408
                                                   ========    ========    ========

(a) At December 31, 1997 and 1996, the Company had a note receivable from Bay Heart Limited in the amount of $1 million and $5.8 million and recorded interest income in the amount of $339 and $294 respectively, for the above years.

(b) On September 27, 1996, a wholly-owned subsidiary of Coral World International Limited ("CWI"), the Company's 50%-owned affiliate, sold its marine park in Nassau (Bahamas) to an unrelated party for $3.75 million and CWI recorded a loss on sale of approximately $5 million (the Company's share is $2.5 million, $1.7 million net of taxes). In addition, in May 1996, CWI's management made a decision to sell its marine park in St. Thomas (U.S. Virgin Islands), and CWI recorded a loss of approximately $2 million (the Company's share is $1 million, $.7 million net of taxes) to adjust the carrying value of its investment to net realizable value. In April 1997, CWI sold this investment to an unrelated party for $.8 million and recorded a gain of $.1 million.

      At December 31, 1997 and 1996, the Company had a note receivable from CWI in the amount of $.3 million and $.6 million and recorded interest income in the amount of $49 and $69 respectively, for the above years.

(c) M.D.F. Industries Ltd. ("M.D.F."), the Company's 50%-owned affiliate, which established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996.

The losses were primarily attributable to the excess of cost of sales per production unit over the selling price. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believed that further substantial losses would be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


tax benefits. M.D.F. is no longer accounted for as an affiliate of the Company under the equity method of accounting, however, the Company continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations.

(d) At December 31, 1996, the Company had a note receivable from Ophir in the amount of $4.5 million which matured in 1997 and recorded interest income in the amount of $56 in 1997 and $178 in 1996. Also at December 31, 1996, the Company had a non-interest bearing note payable to Ophir in the amount of $1.2 million, which matured on January 1, 1997.

(e) At December 31, 1997 and 1996, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $3.6 million and $3.3 million, respectively.

The carrying value of the Company's investments in shares of its publicly traded affiliates and others (including the Company's investments through Ophir Holdings Ltd.) at December 31, 1997, amounted to $85.3 million and had a market value of $90 million, based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ National Market and the Tel Aviv Stock Exchange. There is no assurance that any of these investments could be realized at the quoted market price.

Note 12 - Segment Information

Segment information presented below results primarily from operations in Israel.

YEAR ENDED DECEMBER 31,                         1997            1996           1995
---------------------------------------------------------------------------------------
Revenues:
Finance................................      $ 16,738       $ 15,154       $  17,982
Real estate rental.....................         8,080         11,405           8,344(d)
Mattress manufacturing.................        12,129         10,892          10,174
Leisure-time...........................         1,667          1,671           1,514
Intercompany adjustments...............        (1,204)        (1,095)           (725)
                                             --------       --------        --------
     Total.............................      $ 37,410       $ 38,027        $ 37,289
                                             ========       ========        ========

Equity in Earnings (Losses) of
 Affiliates:
Finance................................       $15,228(c)     $ 2,278(c)      $ 1,343(b)
Real estate rental.....................          (882)(c)     (3,362)(c)      (1,455)(c)
Mattress manufacturing.................             -              -               -
Leisure-time...........................           472(a)      (2,336)(a)       1,779(a)
                                             --------       --------        --------
     Total.............................      $ 14,818        $(3,420)       $  1,667
                                             ========        =======        ========

YEAR ENDED DECEMBER 31,                         1997            1996           1995
---------------------------------------------------------------------------------------
Pretax Operating Income (Loss):
Finance................................      $ (1,199)      $ (12,076)      $  1,125
Real estate rental.....................         2,433           1,855(d)       3,803(d)
Mattress manufacturing.................          (264)         (1,516)           428
Leisure-time...........................          (400)           (608)          (730)
                                             --------        --------       --------
     Total.............................      $    570       $ (12,345)      $  4,626
                                             ========       =========       ========

Total Assets:
Finance................................      $227,356        $230,318       $257,985
Real estate rental.....................        48,869          62,745         61,804
Mattress manufacturing.................         8,809           8,520          7,912
Leisure-time...........................         2,831           3,262          4,949
Intercompany adjustments...............       (25,591)        (21,294)       (23,134)
                                             --------        --------       --------

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


     Total.............................      $262,274        $283,551       $309,516
                                             ========        ========       ========

Investments in Affiliates:
Finance................................      $      -        $      -       $      -
Real estate rental.....................        13,724(c)        8,902(c)       9,768(c)
Mattress manufacturing.................             -               -              -
Leisure-time...........................        34,638(a)       34,489(a)      37,108(a)
                                             --------        --------       --------
     Total.............................      $ 48,362        $ 43,391       $ 46,876
                                             ========        ========       ========

Capital Expenditures:
Finance................................       $   190         $    48       $     26
Real estate rental.....................         1,035           2,475         45,408
Mattress manufacturing.................           893             262            368
Leisure-time...........................            98              70            105
                                              -------        --------       --------
     Total.............................      $  2,216        $  2,855       $ 45,907
                                             ========        ========       ========

Depreciation and Amortization:
Finance................................      $  1,675        $  3,476       $  4,322
Real estate rental.....................           756           1,291            809
Mattress manufacturing.................           620             581            650
Leisure-time...........................           262             277            292
                                             --------        --------       --------
     Total.............................      $  3,313        $  5,625       $  6,073
                                             ========        ========       ========

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests. Total assets exclude assets from discontinued operations.

      (a) Operations in Australia, Bahamas, Israel, U.S. Virgin Islands and the United States (see Note 11).

      (b)   Operations in Cayman Islands and Israel.

      (c)   Operations in Israel.

      (d)   Includes loss and gain on sale of real estate rental property (see
            Note 3).

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

Note 13 - Disclosures about Fair Value of Financial Instruments

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

(d)   Commitments

      Due to the relatively short term of commitments discussed in Note 14, their contract value is considered to be their fair value.

(e)   Deposits, Notes and Loans Payable and Debentures

      The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

                                          1997                     1996
                                   --------------------    --------------------
                                   Carrying      Fair      Carrying      Fair
                                    Amount       Value      Amount       Value
                                   --------      -----     --------      -----

Financial assets:

Cash and cash equivalents.....     $ 45,457    $ 45,457    $ 20,633    $ 20,633
Deposits, notes and loans
 receivable...................       46,176      44,480      57,041      56,752
Investments...................        7,453       7,453      20,829      20,829
                                   --------    --------    --------    --------
                                   $ 99,086    $ 97,390    $ 98,503    $ 98,214
                                   ========    ========    ========    ========

Financial liabilities:

Notes and loans payable.......     $ 23,207    $ 22,317    $ 44,543    $ 44,514
Debentures outstanding........       41,846      43,157      57,871      59,795
                                   --------    --------    --------    --------
                                   $ 65,053    $ 65,474    $102,414    $104,309
                                   ========    ========    ========    ========

Note 14 - Commitments and Contingencies

(a) The combined minimum annual lease payments on Paradise, Ampal's corporate offices, and Country Club Kfar Saba, without giving effect to future escalations, are $.8 million in 1998, $.3 million in 1999, $.4 million for the years 2000-2002, and $8 million in the aggregate, thereafter, totalling $10.3 million. The leases expire in 1998, 2009 and 2038, respectively.

(b) For the years 1998 through 2002, the combined minimum lease receipts to be received by the Company from rental properties are approximately $5.1 million in 1998 ($2.9 million from related parties); $4.4 million in 1999 ($2.2 million from related parties); $3.8 million in 2000 ($1.7 million from related parties); $2.4 million in 2001 ($.3 million from related parties); $2.2 million in 2002 ($.1 from related parties); and $13 million in the aggregate, thereafter (all from non-related parties), totalling $30.9 million ($7.2 million from related parties).

(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totalling $13.2 million (includes $5 million of guarantees with respect to M.D.F.).

      The Company's commitments to its investees amounted to $12.7 million.

(d) Sonol, a subsidiary of the Company's investee, Granite, and "Delek" the Israel Fuel Corporation Ltd. ("Delek") jointly own the rights to the "Dalkan 2000," a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997 the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the "Dalkan 2000" system by Sonol and Delek is a restrictive

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


trade agreement. As a result of the position taken by the Controller, both Sonol and Delek agreed to divide the "Dalkan 2000" system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preference, to enter into an agreement with either of the companies. The implementation of the separation agreement will be carried out in stages up to the end of March 1998.

      A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset, the Israeli parliament. The Economics Committee of the current Knesset has decided that the rule of "Continuity" will be in effect regarding this proposal which is before its second and third reading in the Knesset.

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

(e) Prior to November 1997 a lease of real property with a term of more than 10 years was required to be reported to the Israeli Appreciation Tax Authorities and was subject to a land appreciation tax or an income tax and an acquisition tax. The Israeli Tax Commissioner had taken the position that certain arrangements for the lease of real property, including multiple leases, leases with renewal options and leases or options to lease between affiliated companies, which in the aggregate provided a term exceeding 10 years, were subject to the above reporting and taxes.

      In November 1997, the law was amended whereby a lease of real property with a term of up to 25 years is no longer subject to the above reporting and taxes.

(f) In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim") to redeem the perpetual debentures owned by Ampal for approximately $.7 million and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, on the alleged grounds that these are debt and not equity investments. It is Ampal's view, that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation. Ampal is contesting this legal proceeding. Though a hearing has been held no judgment in this case has been rendered as of the date.

Note 15 - Restructuring Charge

      During 1997, in connection with management's plan to reorganize operations and reduce costs, the Company recorded a restructuring charge of $1.3 million ($.7 million was recorded in the quarter ended December 31, 1997). This restructuring, which will result in the elimination of certain corporate positions, will be completed in early 1998, and primarily relates to severance and other employee related costs.

Note 16 - Subsequent Event

      On January 22, 1998 the Company completed its purchase of a one-third interest in the assets of the shared networks operation of Motorola Communications Israel, Ltd. ("Motorola Israel") for a purchase price of $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans, one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim. Each loan has a term of 90 days and bears interest at a rate of LIBOR plus 1/2%. The Company anticipates to replace the aforementioned short-terms loans with long-term financing.

      A new wireless communications service provider ("Provider" or "Corporation") one-third owned by the Company and two-thirds owned by Motorola Israel will coordinate and operate in Israel the digital and analog public-shared two-way radio services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN  THOUSANDS)


      The Company owns all of the authorized preferred shares of the Corporation and Motorola Israel owns all of the authorized ordinary shares. Each share issued by the Corporation will be entitled to one vote.

      To the extent of available after-tax profits, the Provider is required to pay distributions or dividends to the Company equal to at least $3,800 for fiscal year 2000 and $7,100 for each fiscal year thereafter so long as the financial stability of the Provider will not be impaired. The Provider shall endeavor to pay distributions or dividends in the following amounts: for fiscal year 1998, $4,950, for fiscal year 1999, $10,725 and for fiscal year 2000 and thereafter, $23,430 (inclusive of the required payments), which all holders of an interest in the Provider shall share on a pro rata basis. To the extent that any of the above distributions or dividends are not paid by the Provider, they will accumulate. No dividends will be paid by the Corporation to Motorola Israel until the Company has received all of its accumulated dividends. Any distributions or dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to the Company and Motorola Israel based on their shares in the Provider.

      Pursuant to the purchase agreement, Motorola Israel guaranteed that the Company would receive from the Provider at least $3,800 for fiscal year 2000 and $7,100 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Company to repay such guarantee payments in amount equal to the excess of the amount actually received by the Company from the Provider with respect to any subsequent year over $7,500.

      The $110 million purchase price for the Company's one-third interest in the Provider was based upon the Company's current valuation of the SNO and its prospects. The purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of the Corporation, the Company must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of the Corporation's shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Company must pay Motorola Israel a Bonus based on an increase in the valuation of the Corporation for purposes of the IPO. In no event will such Bonus payment exceed $33 million multiplied by 1.16(n), where n represents the number of years (and any part thereof) between the closing date and the closing of the IPO.

      If an IPO is not consummated prior to December 31, 2002 and if all dividends accumulated with respect to the Company's preferred shares up to that time have been paid, then the Company must pay Motorola Israel a Bonus if (A) the present value of the actual after tax net income of the Corporation (as reported by the Corporation's auditors in compliance with generally accepted accounting principles in Israel, excluding capital gains derived from each transaction, not in the ordinary course of business, in which the consideration for the Corporation is more than $5 million) for fiscal years 1998 through 2002, discounted at the rate of 13%, exceed (B) $71 million. In this case, the amount of the Bonus, if any, will equal the lesser of (i) the amount of such excess multiplied by 2.3376, or (ii) $46 million.

      In March 1998, the Company transferred its interest in the Provider to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of the Company (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include
(i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party, which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the closing date until the purchase date of the limited partnership interests).

      The related parties purchased their limited interests on the same terms as the unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party.

      Each of the limited partners paid 35% of their respective purchase price in cash and assumed their pro rata share of Ampal's financing of the original purchase (equal to 65% of their respective purchase prices) and will assume their pro rata share of Ampal's long term financing.

      The Partnership is entitled to all of the Company's rights under the purchase agreement and has assumed all of its obligations.

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------
(Unaudited)

                                               First      Second          Third        Fourth
                                              Quarter     Quarter        Quarter       Quarter         Total
                                             ------------------------------------------------------------------
                                                        (Dollars in thousands, except per share data)
Year Ended December 31, 1997
Revenues .................................   $ 12,470    $ 18,347(1)    $ 15,896       $  9,401       $ 56,114
Net interest income (expense) ............        215         281            (13)           (15)           468
Manufacturing operations .................         (9)       (440)          (330)           337           (442)
Net income ...............................      2,521       4,769          4,608          2,285         14,183
Basic EPS:
 Earnings per Class A share ..............        .11         .20            .19            .08(2)         .58
Diluted EPS:
 Earnings per Class A share ..............        .09         .17            .16            .08            .50

Year Ended December 31, 1996
Revenues .................................   $  7,998    $ 14,690(1)    $  8,443(1)    $ 13,229(1)    $ 44,360
Net interest (expense) ...................       (247)       (416)          (429)        (1,115)        (2,207)
Manufacturing operations .................       (112)       (139)          (799)           (86)        (1,136)
(Loss) income from continuing operations .   $ (1,401)   $  2,953       $ (2,565)      $ (6,347)      $ (7,360)
(Loss) from discontinued operations ......     (1,501)     (1,074)           (60)          (257)        (2,892)
                                             --------    --------       --------       --------       --------
Net (loss) income ........................   $ (2,902)   $  1,879       $ (2,625)      $ (6,604)      $(10,252)
                                             ========    ========       ========       ========       ========
Basic EPS:
(Loss) earnings per Class A share:
(Loss) earnings from continuing operations   $   (.06)   $    .13       $   (.12)      $   (.28)(2)   $   (.33)
 (Loss) from discontinued operations .....       (.06)       (.05)            --           (.01)          (.12)
                                             --------    --------       --------       --------       --------
(Loss) earnings per Class A share ........   $   (.12)   $    .08       $   (.12)      $   (.29)      $   (.45)
                                             ========    ========       ========       ========       ========
Diluted EPS:
 (Loss) earnings per Class A share:
  (Loss) earnings from continuing
   operations ............................   $   (.05)   $    .10       $   (.10)      $   (.23)      $   (.28)
  (Loss) from discontinued
   operations ............................       (.06)       (.03)            --           (.01)          (.10)
                                             --------    --------       --------       --------       --------
(Loss) earnings per Class A share ........   $   (.11)   $    .07       $   (.10)      $   (.24)      $   (.38)
                                             ========    ========       ========       ========       ========

(1)   Restated to reclassify the loss from impairment of investment.
(2) After deduction of preferred stock dividends of $351 and $364, respectively.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

      The following table sets forth certain information regarding Ampal's directors and executive officers:

Name                                 Position
----                                 --------

Daniel Steinmetz(5)................  Chairman of the Board of Directors and
                                     Director
Raz Steinmetz(1)(5)................  Director and Chairman of the Executive
                                     Committee
Yehoshua Gleitman(1)(5)............  Chief Executive Officer
Lawrence Lefkowitz(1)*.............  President and Director
Alan L. Schaffer**.................  Vice President-Finance and Treasurer
Shlomo Meichor*** .................  Vice President-Finance and Treasurer
Alla Kanter........................  Vice President-Accounting and Controller
Isaiah Halivni.....................  Vice President-Legal and Secretary
Miri Lent Sharir...................  Assistant Vice President-Israel Operations
Arie Abend(2)(3)...................  Director
Michael Arnon(4)...................  Director
Benzion Benbassat(5)...............  Director
Yaacov Elinav(1)...................  Director
Kenneth L. Henderson(2)(3).........  Director
Irwin Hochberg.....................  Director
Hillel Peled(4)....................  Director
Shimon Ravid.......................  Director
Evelyn Sommer(2)(3)(4).............  Director
Michael W. Sonnenfeldt.............  Director

----------

*     Mr. Lefkowitz resigned as President and Director of Ampal on March 26,
      1998.

** Mr. Schaffer resigned as Vice President-Finance and Treasurer of Ampal effective April 1, 1998.

*** Mr. Meichor will assume the positions of Vice President-Finance and Treasurer of Ampal effective April 1, 1998.

      The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1) Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board. Mr. R. Steinmetz is the Chairman of the Executive Committee. Dr. Gleitman is a member of the Executive Committee ex officio.

(2) Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors' fees and related matters.

(3) Member of the Related Party Transactions Committee of the Board which reviews and passes upon the fairness of business transactions between Ampal and related parties. Ms. Sommer is the Chairwoman of the Related Party Transactions Committee.

(4) Member of the Stock Option Committee of the Board which administers Ampal's 1993 Stock Option Plan and other grants of options. For a description of Ampal's 1993 Stock Option Plan, see "Executive Compensation
      - Stock on Option Plan." Mr. Peled is the Chairman of the Stock Option Committee.

(5) Member of the MIRS Financing Committee, which was established to approve any financing required in connection with the purchase from Motorola Israel. Dr. Gleitman is a member of the MIRS Financing Committee ex officio. See "Significant Recent Developments Since Beginning Of Last Fiscal Year - Formation of a New Communication Provider in Israel."

      In 1997, the Board of Directors met five times and did not act by written consent; the Executive Committee met three times and acted by written consent thirteen times; the Audit Committee met twice and did not act by written consent; the Related Party Transactions Committee met twice and acted by written consent one time; and the Stock Option Committee met twice and acted by written consent one time. Ampal does not have a nominating committee or compensation committee. Other than Ms. Sommer, Mr. Sonnenfeldt and Mr. Harry B. Henshel (who was a director of Ampal until May 28, 1997), all directors attended more than 75% of the aggregate of (1) the total number of Board of Directors meetings held during the period in 1997 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 1997 (during the period of such service).

      The following sets forth the ages of all of the above-mentioned directors and officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and the term of office of each such director and officer.

      Daniel Steinmetz, 60, has managed family diamond trading businesses in Israel for more than the past five years. Mr. Steinmetz is the father of Raz Steinmetz.

      Raz Steinmetz, 34, has managed various investments for his family, including real estate, financial investments and others, since September 1994. From September 1993 through September 1994, he worked as a trainee at Republic National Bank of New York. From September 1991 through July 1993, he attended University of Pennsylvania, Wharton Business School, where he received a Masters Degree in Business Administration. He became a director of Ampal in June 1996 and Chairman of the Executive Committee in December 1996. Mr. Steinmetz is the son of Daniel Steinmetz.

      Yehoshua Gleitman, 48, has been Chief Executive Officer of Ampal since May 1997 and Managing Director of Ampal (Israel), head of Ampal's Israeli operations, since April 1, 1997. From August 1996 until February 1997, he was Director General of the Israeli Ministry of Industry and Trade and was Chief Scientist at the Ministry of Industry and Trade from January 1993 until February 1997. Prior to his tenure with Ministry of Industry and Trade, Mr. Gleitman was Director General of AIMS Limited, a trading company.

      Lawrence Lefkowitz, 60, was President and Chief Executive Officer of Ampal from November 1990 until May 1997. In May 1997, the By-laws of Ampal were changed to reassign the Chief Executive Officer role from the President to a new position of Chief Executive Officer; Mr. Lefkowitz continued as President, responsible for Ampal's activities in North America until his resignation as President and Director on March 26, 1998. Since August 1990 at the request of, and pursuant to the terms of his employment agreement with, Ampal, he has been Counsel to Hapoalim and rendered legal services to its United States branches.

      Alan L. Schaffer, 55, was Vice President-Finance and Treasurer of Ampal from August 1990 until his resignation effective April 1, 1998.

      Shlomo Meichor, 40, will assume the duties of Vice-President Finance and Treasurer of Ampal on April 1, 1998. For more than the past five years, Mr. Meichor was the Finance and Operations Manager of Digital Semi-Conductors Israel, a semi-conductor subsidiary of Digital Equipment Corporation.

      Alla Kanter, 40, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

      Isaiah Halivni, 31, has been Vice President-Legal and Secretary of Ampal since February 1997. From November 1993 until January 1997, he was an associate at Kronish, Lieb, Weiner & Hellman LLP. From October 1992 until May 1993, he was an attorney employed by the law firm of Yigal Arnon & Co., a Tel Aviv law firm.

      Miri Lent Sharir, 41, has been Assistant Vice President-Israel Operations of Ampal since July 1988 and has been employed by Ampal (Israel) for more than five years. She also serves as a director of Carmel Container Systems Limited (of which Ampal directly and indirectly owned 20.7% as of December 31, 1997).

      Arie Abend, 60, has been a Joint Managing Director of Hapoalim and Regional Manager, Western Hemisphere of Hapoalim since June 1994. From March 1991 until May 1994, he was a Senior Executive Vice President of Hapoalim. In 1984, 1985 and 1991, he served as a director of Ampal. He became a director again in 1994.

      Michael Arnon, 73, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

      Benzion Benbassat, 60, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company, for more than the past five years.

      Yaacov Elinav, 53, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in 1992.

      Kenneth L. Henderson, 43, is an attorney and has been a partner at Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson") since 1987. Robinson provided legal services to Ampal during 1997.

      Irwin Hochberg, 69, has been a Senior Partner and President of Bloom Hochberg & Co., P.C., which provides accounting, auditing and tax service, professional and consulting services to commercial and individual clients, for more than five years. He became a director of Ampal in 1994.

      Hillel Peled, 50, has been President of Inveco International, Inc., a private investment company, since January 1990. From January 1982 to June 1986, he served as Vice President-Finance and Treasurer of Ampal. He became a director of Ampel in June 1996.

      Shimon Ravid, 61, has been a Joint Managing Director of Hapoalim since February 1994. From October 1989 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. He became a director of Ampal in 1990.

      Evelyn Sommer, 59, has been President of Women's International Zionist Organization-USA, and a representative of Women's International Zionist Organization to the United Nations for more than five years, has been Chairman, American Section of the World Jewish Congress for more than five years and has been Chairman, North American Section of the World Jewish Congress since January 1996. She became a director of Ampal in 1982.

      Michael W. Sonnenfeldt, 42, is the founder of Emmes & Company LLC, a private real estate investment group headquartered in New York City and has been its Managing Director for more than the past five years. He became a director of Ampal in June 1996.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended requires Ampal's officers and directors, and persons who own more than 10% of a registered class of Ampal's equity securities, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. These persons are required by regulation of the SEC to furnish Ampal with copies of all
Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Ampal believes that during 1997, Ampal's officers, directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1997, 1996 and 1995.

                                       Annual Compensation
                            -------------------------------------
    Name and Principal                               Other Annual  All Other
         Position           Year   Salary    Bonus   Compensation  Compensation
         --------           ----   ------    -----   ------------  ------------

Yehoshua Gleitman(1)        1997   $179,756             $23,843(2)  $ 37,444(3)
 (Chief Executive Officer)

Lawrence Lefkowitz(4)       1997    221,324               8,720(2)    33,203(5)
 (President)                1996    220,851               8,123(2)    28,800(6)
                            1995    212,351  $16,335      9,088(2)    26,055(7)

Moshe Mor(8)                1997    155,707                          224,126(9)
 (Executive Vice            1996    193,751                           35,834(10)
  President)                1995    145,880   37,185                  27,267(11)

Alan L. Schaffer(12)        1997    147,950                           19,378(13)
 (Vice President-Finance    1996    147,950                           19,527(14)
  and Treasurer)            1995    142,250   10,942                  16,467(15)

Miri Lent Sharir            1997    132,418                           29,842(16)
 (Assistant Vice            1996    120,272                           27,363(17)
  President-Israel          1995    111,767   29,880                  24,932(18)
  Operations)

Raz Steinmetz(19)           1997    100,342               5,599(2)    21,219(20)
 (Chairman of the
  Executive Committee)

----------

(1) Dr. Gleitman was appointed Chief Executive Officer of Ampal on May 28, 1997. Effective April 1, 1997, he was named Managing Director of Ampal (Israel). Dr. Gleitman is employed by Ampal pursuant to an employment agreement dated May 28, 1997 and his salary is $240,000 (payable in Shekels) per annum, (plus benefits and the use of a company car) adjusted annually in accordance with changes in the United States consumer price index. Dr. Gleitman is paid by Ampal (Israel) Either party may terminate this agreement upon three months written notice for each year of Gleitman's employment up to a maximum of nine months.

(2)   Consists of amounts reimbursed for the payment of taxes.

(3) Comprised of Ampal (Israel)'s contribution pursuant to (i) (Ampal Israel)'s pension plan of $23,962 and (ii) Ampal (Israel)'s education fund of $13,482.

(4) By agreement between Ampal and Hapoalim, beginning in January 1996, Hapoalim reimburses Ampal $120,000 per year for Mr. Lefkowitz's legal services. (Previously, Hapoalim had reimbursed Ampal $100,000 per annum for Mr. Lefkowitz's services.) Mr. Lefkowitz is employed pursuant to an employment agreement, expiring September 12, 1998, providing for the payment of salary which shall not be less than the salary paid to him in 1992 ($191,961) (plus benefits and the use of a company car) and which salary is subject to annual review. Mr. Lefkowitz resigned as President and Director of Ampal on March 26, 1998 but will continue as an employee of Ampal until September 1998.

(5) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $16,592; (ii) Ampal's Supplementary Executive Retirement Plan of $12,111 and (iii) Ampal's

      Savings Plan of $4,500. See "Other Benefits" below for a description of such plans.

(6) Comprised of Ampal's contribution pursuant to (i) Ampal's pension plan of $15,476; (ii) Ampal's Supplementary Executive Retirement Plan of $8,899 and (iii) Ampal's Savings Plan of $4,425.

(7) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,562; (ii) Ampal's Supplementary Executive Retirement Plan of $9,993 and (iii) Ampal's Savings Plan of $500.

(8) Mr. Mor resigned as Executive Vice President of Ampal, effective April 12, 1997, though he continued to be an employee of Ampal (Israel) until January 18, 1998.

(9) Comprised of (i) a one-time severance payment of $195,713 made by Ampal (Israel) in January, 1998; (ii) an Ampal (Israel) contribution to its pension plan in the amount of $18,444 and (iii) an Ampal (Israel) contribution to its education fund in the amount of $9,969.

(10) Comprised of Ampal (Israel)'s contribution to (i) Ampal (Israel)'s pension plan of $23,364 and (ii) Ampal (Israel)'s education fund of $12,470.

(11) Comprised of Ampal (Israel)'s contribution to (i) Ampal (Israel)'s pension plan of $17,982 and (ii) Ampal (Israel)'s education fund of $9,285.

(12) Mr. Schaffer resigned as Vice President-Finance and Treasurer of Ampal effective April 1, 1998.

(13) Comprised of Ampal's contribution pursuant to (i) Ampal's Pension Plan of $14,963 and (ii) to Ampal's Savings Plan of $4,415.

(14) Comprised of Ampal's contribution pursuant to (i) Ampal's pension plan of $15,117 and (ii) Ampal's Savings Plan of $4,410.

(15) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,562; (ii) Ampal's Supplementary Executive Retirement Plan of $405 and
      (iii) Ampal's Savings Plan of $500.

(16) Comprised of Ampal (Israel)'s contribution to (i) Ampal (Israel)'s pension plan of $20,899 and (ii) Ampal (Israel)'s education fund of $8,943.

(17) Comprised of Ampal (Israel)'s contribution to (i) Ampal (Israel)'s pension plan of $19,239 and (ii) Ampal (Israel)'s education fund of $8,124.

(18) Comprised of Ampal (Israel)'s contribution to (i) Ampal (Israel)'s pension plan of $17,463 and (ii) Ampal (Israel)'s education fund of $7,469.

(19) Mr. Steinmetz is employed by Ampal Industries (Israel) Limited, an indirect wholly-owned subsidiary of Ampal, on a part-time basis pursuant to an employment agreement effective as of January 1, 1997. Mr. Steinmetz receives a salary of $100,000 (payable in Shekels) per annum (plus benefits). His agreement can be terminated by either party upon thirty days notice.

(20) Comprised of Ampal (Israel)'s contribution to (i) Ampal (Israel)'s pension plan of $13,579 and (ii) Ampal (Israel)'s education fund of $7,640.

      Mr. Schlomo Meichor will become Vice President - Finance and Treasurer of Ampal, effective April 1, 1998. Pursuant to an employment agreement, dated March 5, 1998, Mr. Meichor will receive a base salary of $144,000 per annum, adjusted annually in accordance with the United States consumer price index (payable in shekels) plus benefits and use of a car. His agreement can be terminated upon two months' notice and after the two months' notice period expires Mr. Meichor is entitled to receive his salary for an additional four months.

                        FISCAL YEAR-END OPTION VALUES(1)

                                           Number of Securities Underlying
                                            Unexercised Options at Fiscal
                                                    Year-End(2)
                                           -------------------------------
Name                                       Exercisable       Unexercisable
----                                       -----------       -------------

Yehoshua Gleitman....................                0                   0
Lawrence Lefkowitz(3)................           16,000                   0
Moshe Mor(4).........................           15,150                   6
Alan L. Schaffer(5)..................           13,000                   0
Miri Lent............................           11,500                   0
Raz Steinmetz........................                0                   0

----------

(1) No options were granted to or exercised by any named executive officer during 1997, and no options were in-the-money as of December 31, 1997.

(2) This represents the total number of shares of Class A Stock subject to stock options held by the named executive officer at December 31, 1997.

(3) Mr. Lefkowitz's options will expire in December 1998 (three months after the expiration of his employment agreement).

(4) Mr. Mor's options will, because of the termination of his employment with the Company, expire in April 1998.

(5) Mr. Schaffer's options will, because of his resignation from Ampal, expire in July 1998.

      At the next annual meeting of Ampal's shareholders' (the "Effective Date"), Ampal's shareholders will be asked to approve the grant of options and purchase rights to Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer. The terms of the options to be approved by the shareholders is as follows:

No. Of Options                Exercise Price                Term
--------------------------------------------------------------------------------

200,000                       $6.75                         4.25 years
300,000                       $8                            7 years
500,000                       $10                           10 years

One-fourth of all such options will vest immediately and the remaining options will vest at a rate of one-sixteenth of the total number of options every three months for four years. The 200,000 shares with an exercise price of $6.75 will expire four years and three months after the Effective Date; the 300,000 shares with an exercise price of $8 will expire on the seventh anniversary of the Effective Date; and the 500,000 shares with an exercise price of $10 will expire on the tenth anniversary of the Effective Date. All options that have not vested prior to Dr. Gleitman no longer being an employee of Ampal or its subsidiary will terminate and not be exercisable. Dr. Gleitman will then have the greater of (i) two time the length of any applicable termination notice period and (ii) 30 days to exercise vested options. Dr. Gleitman was granted the right to exercise his options through a cashless exercise of options.

      Subject to shareholders' approval, Dr. Gleitman will also be granted the right to purchase up to 200,000 shares of Class A Stock at a price equal to 80% of the average closing sales prices of the Class A Stock during the 30 days prior to the exercise of the particular purchase right. The purchase rights will vest and terminate in blocks of 50,000. The first block will vest and become exercisable on the Effective Date and terminate on the day prior to the sixth month anniversary of the Effective Date. The second block will vest and become exercisable on September 1, 1998 and terminate on February 28, 1999. The third block will vest and becomes exercisable on March 1, 1999 and terminate on August 30, 1999. The fourth block will vest and become exercisable on September 1, 1999 and terminate on February 28, 2000. The above purchase rights may only be exercised as long as Dr. Gleitman is employee of Ampal. Any purchase rights not exercised during the periods referred to above shall terminate and shall no longer be exercisable. Dr. Gleitman may exercise his purchase rights by delivering a promissory note due and payable in thirty months, in a principal amount equal to up to 75% of the purchase price, together with payment in full of the purchase price not covered by such note. The interest rate on such notes shall equal the effective rate of interest incurred by Ampal from time to time for unsecured recourse borrowings. All shares of Class A Stock purchased on exercise of the purchase right or on exercise of the options or otherwise acquired by Dr. Gleitman will be pledged as collateral security for such notes. No shares of Class A Stock acquired by Dr. Gleitman on its exercise of any purchase rights may be sold for a period of two years from the date of acquisition.

      Ampal will retain a right of first refusal for ten years in connection with the resale of any shares of Class A Stock that Dr. Gleitman acquired through the exercise of options or any purchase rights, other than in respect of
(i) certain transfers to family members and certain affiliates and (ii) bona fide open market sales.

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

      Employees become vested in amounts contributed by Ampal depending on the number of years of service worked, as provided in the following table:

                                                                Vested
        Years of Service                                      Percentage
        ----------------                                      ----------

        less than 2 years...................................       0%
        2 but less than 3 years.............................      20%
        3 but less than 4 years.............................      40%
        4 but less than 5 years.............................      60%
        5 but less than 6 years.............................      80%
        6 or more years.....................................     100%

      Benefits under the Pension Plan are paid in a lump sum, in an annuity form or in installments.

      Ampal maintains a savings plan (the "Savings Plan") for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k) savings account in 1997, was limited under the Code to $10,000. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation. Employees who were eligible to participate in the Savings Plan as of December 31, 1995 are 100% vested at all times in the account balances maintained in their 401(k) savings account and employees who became eligible to participate in the Savings Plan on or after January 1, 1996, become vested in amounts contributed by Ampal depending on the number of years of service worked, as provided in the following table:

                                                            Vested
        Years of Service                                  Percentage
        ----------------                                  ----------

        less than 2 years...............................       0%
        2 but less than 3 years.........................      20%
        3 but less than 4 years.........................      40%
        4 but less than 5 years.........................      60%
        5 but less than 6 years.........................      80%
        6 or more years.................................     100%

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

Compensation of Directors

      Directors of Ampal (other than Mr. Lefkowitz and Mr. R. Steinmetz) receive $500 per Board meeting attended. The Chairman of the Board receives $2,000. Such persons also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

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

      The Stock Option Plan is administered by the Board or by a Stock Option Committee thereof (the "Committee") consisting exclusively of directors who are not to be granted options under the Stock Option Plan. The Board (or the Committee) determines, subject to the terms of the Stock Option Plan, the individuals to whom options are to be granted and the terms of the options, including the exercise price, number of shares subject to each option, whether the option is to qualify as an ISO and the vesting of rights to exercise each option. Currently, the Stock Option Committee is administered by a committee consisting of Mr. Peled (Chairman), Mr. Arnon and Ms. Sommer.

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

      In January 1994, pursuant to the Stock Option Plan, Non-ISO Options to purchase 134,900 shares of Class A Stock were granted to employees, officers, and directors of Ampal and certain subsidiaries of Ampal. Currently, options, to purchase 110,900 shares of Class A Stock remain outstanding (not including options granted to a former employee which will expire in April, 1998 or options granted to former directors which will expire in May 1998). The remaining options expired upon the termination of the option holder's employment with the Company. No stock options were granted under the Stock Option Plan during 1997.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1997, members of the Executive Committee of the Board of Directors which functions as the compensation committee of Ampal included: Mr. Lawrence Lefkowitz, President of Ampal (who resigned as Director and President of Ampal on March 26, 1998); Mr. Yaacov Elinav, Senior Deputy Managing Director of Hapoalim; and Mr. Raz Steinmetz (Chairman). Mr. Stanley I. Batkin was a member of the Executive Committee until May 28, 1997. For a description of business transactions between Ampal and Hapoalim, see "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

                         PRINCIPAL SHAREHOLDERS OF AMPAL

      The following table sets forth information as of March 20, 1998 as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6 1/2% Cumulative Convertible Preferred Stock (the "6 1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 20, 1998, there were outstanding 23,849,043 (not including treasury shares) shares of Class A Stock of Ampal. In addition, there were outstanding 958,407 non-voting shares of 6 1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 178,377 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

Security Ownership of Certain Beneficial Owners

                                                    Amount and Nature
Name and Address                                      of Beneficial      Percent
of Beneficial Owner                Title of Class       Ownership       of Class
-------------------                --------------       ---------       --------

Daniel Steinmetz.................
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands    Class A Stock     10,115,952 shs.      42.4%

Raz Steinmetz....................
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands    Class A Stock     10,115,952 shs.      42.4%

Rebar Financial Corp.............
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands    Class A Stock     10,115,952 shs.      42.4%

Bank Hapoalim B.M................
50 Rothschild Blvd.
Tel Aviv, Israel                   Class A Stock      6,258,639 shs.      25.8%

----------

(1) As reported by Mr. Daniel Steinmetz, Mr. Raz Steinmetz and Rebar on Amendment to Form 4, dated March 11, 1998, filed with the SEC. Consists of 10,115,952 shares of Class A Stock held directly by Rebar. Mr. Raz Steinmetz is the President of Rebar and Mr. Daniel Steinmetz is the Vice President. They are the sole directors of Rebar and beneficially own, directly and indirectly, 96% and 4% of the outstanding equity of Rebar, respectively. Certain of the shares of Class A Stock held by Rebar have been pledged to The First International Bank of Israel Ltd.

(2) As reported by Hapoalim on Amendment No. 34 to Schedule 13-D, dated December 18, 1996, filed with the SEC. These shares represent all of the shares owned directly by its wholly-owned subsidiary Atad. Assumes conversion of 122,536 shares of 6 1/2% Preferred Stock and 3,350 shares of 4% Preferred Stock.

Security Ownership of Management

      The following table sets forth information as of March 20, 1998 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownerships are direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

                                                                          Percent of
                                                 Amount and Nature of     Outstanding
                                                 Beneficial Ownership      Shares of
Name                                               of Class A Stock      Class A Stock
----                                               ----------------      -------------
Michael Arnon..................................               7,500(1)               *
Irwin Hochberg.................................               3,000(2)               *
Lawrence Lefkowitz.............................              48,375(3)               *
Miri Lent Sharir...............................              16,630(4)               *
Alan L. Schaffer...............................              13,000(5)               *
Evelyn Sommer..................................               5,000(1)               *
Daniel Steinmetz...............................          10,115,952(6)           42.4%
Raz Steinmetz..................................          10,115,952(6)           42.4%
All Directors and Executive Officers as a Group          10,209,457(7)           42.7%

----------

*     Represents less than 1% of the class of securities.

(1) Consists of options to purchase shares of Class A Stock which are currently exercisable.

(2) Includes 1,000 shares of Class A Stock held of record by Mr. Hochberg's wife.

(3) Includes 23,100 shares of Class A Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative and options to purchase 16,000 shares of Class A Stock which are currently exercisable. Mr. Lefkowitz resigned as President and Director of Ampal effective March 26, 1998 and will continue to be an employee of Ampal until the expiration of his employment agreement in September 1998. His options will expire in December 1998.

(4) Includes options to purchase 11,500 shares of Class A Stock which are currently exercisable.

(5) Consists of options to purchase 13,000 Shares of Class A Stock which, because of Mr. Schaffers resignation from Ampal, will expire in July 1998.

(6) Attributable to 10,115,952 shares of Class A Stock held directly by Rebar. See "Certain Beneficial Owners."

(7) Includes options to purchase 53,000 shares of Class A Stock which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Board of Directors of Ampal maintains a Related Party Transactions Committee comprised of independent directors which reviews and passes upon the fairness of any business dealings and arrangements (other than borrowings on then prevailing market terms or deposits made in the ordinary course of business) between Ampal and any affiliated party. With certain exceptions, Ampal may not enter into transactions with any officer, director or principal shareholder of Ampal, without first obtaining the approval of the Related Party Transactions Committee or a majority of the disinterested members of the Board of Directors or the shareholders.

      The management of Ampal believes that all of the following transactions were done on terms which were no less advantageous to Ampal than could have been obtained from unaffiliated third parties.

      Ampal borrows and receives deposits from Hapoalim and its subsidiaries. During 1997, the largest amount of such indebtedness outstanding at any one time was $32,375,000 and interest expense thereon was $2,540,000. Additionally, Ampal makes loans to and maintains deposits with Hapoalim and its subsidiaries. The largest amount of such loans and deposits at any one time during 1997 was $62,958,000 and interest income thereon was $4,543,000. As of December 31, 1997, the amount of borrowings and deposits from Hapoalim and its subsidiaries was $18,207,000 and the amount of loans to and deposits with Hapoalim and its subsidiaries was $62,958,000. Ampal is the beneficiary of a $2 million committed line of credit from Hapoalim which expires in October 1998. Borrowings under this line of credit bear interest at a variable rate of interest equal to LIBOR plus 0.5%. Such loans and borrowings are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third persons and, in the opinion of the management of Ampal, do not involve more than normal risk of collectibility or present other unfavorable features.

      In connection with the Company's purchase of a one-third interest in the assets of the shared networks operation of Motorola Israel, the Company borrowed $35 million from Hapoalim. The loan has a term of 90 days and bears interest at a rate of LIBOR plus 0.5%. In addition, the Company borrowed $2 million from Hapoalim pursuant to the line of credit described above.

      In March 1998, the Company sold portions of its interest in the shared networks operations of Motorola Israel to, among others, (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), (ii) Hapoalim, and (iii) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer. The related parties purchased their limited interests on the same terms as an unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party. A portion of Dr. Gleitman's entity's purchase price was obtained through two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus .8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus .5% and is with recourse to Dr. Gleitman. Both loans are secured by Dr. Gleitman' s interest in the shared networks operations. It is intended that the loans to Dr. Gleitman will mirror the terms of the long-term financing that Ampal anticipates obtaining in connection with the original purchase. Should the long-term financing terms differ from what Ampal currently anticipates, the terms of Dr. Gleitman's loans will be adjusted accordingly. See "Significant Recent Developments Since Beginning of Last Fiscal Year - Formation of a New Communications Service Provider in Israel."

      Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent which commenced in September 1994, is $169,000, subject to escalation. In 1997, Ampal's total payments to Hapoalim in connection with this lease totalled $155,000. (Pursuant to the sublease agreement, Ampal was entitled to one month's free rent in 1997.)

      The Company leases office space in various locations in the United States and Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total rental payments in 1997 of approximately $2,953,000. Generally, the annual payments are based upon 10% of the value of the property linked to the Israeli CPI.

      At the request of, and pursuant to the terms of an employment agreement with, Ampal, Mr. Lefkowitz has been counsel to Hapoalim and has rendered legal services to its United States branches since August 1990. In 1997, Hapoalim reimbursed Ampal $120,000 for the services of Mr. Lefkowitz under the arrangement.

      Pursuant to a Letter Agreement, dated as of March 1, 1997, among, Ampal, Ampal Realty

Corporation and Emmes Asset Management Corp., Emmes provides general asset management and property advisory services with respect to the building located at 800 Second Avenue. As compensation for such services, Ampal Realty pays Emmes a base fee equal to $60,000 per annum (of which $50,000 was paid in 1997). Emmes is also entitled to a sales incentive fee for assisting in sales of condominium units equal to $1.50 per rentable square foot sold and an incentive leasing fee equal to $.50 per annum per rentable square foot up to a maximum of $5.00 per rentable square foot. Ampal Realty entered into one lease in 1997 for 19,000 square feet. As a result, Emmes is entitled to an additional $9,500 per year of which $4,750 was earned in 1997 (since the lease was signed in the middle of the year). In addition, Ampal agreed to issue to Mr. Andrew Davidoff, as custodian, 100 shares of Class A Stock for each of his three children each year for the duration of the effectiveness of the Letter Agreement. On January 20, 1998, Ampal issued 300 shares to Mr. Davidoff, as custodian, and anticipates issuing additional shares in April, 1998 and each April, thereafter. Mr. Davidoff is a Vice President of Emmes. Emmes is a wholly-owned subsidiary of Emmes & Company LLC. Mr. Michael Sonnenfeldt, a director of Ampal, is the founder and managing director of Emmes & Company LLC.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

                                                                                   Page
                                                                                Reference*
                                                                                ----------
  (1) Financial Statements and Supplementary Data

       Ampal-American Israel Corporation and Subsidiaries

              Report of Independent Public Accountants........................      34
              Consolidated Statements of Income for the years ended December
                31, 1997, 1996 and 1995.......................................      35
              Consolidated Balance Sheets as at December 31, 1997 and 1996....      36
              Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995..............................      38
              Consolidated Statements of Changes in Shareholders' Equity for
                the years ended December 31, 1997, 1996 and 1995..............      40
              Notes to Consolidated Financial Statements......................      42

  Supplementary Data:

              Selected quarterly financial data for the years ended December
                31, 1997 and 1996.............................................      56

  (2) Financial Statement Schedules

                Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.

  (i)  Schedule of Representative Rates of Exchange between the U.S. dollar
         and New Israeli Shekel for three years ended December 31, 1997 ......      74

  (ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

   Granite Hacarmel Investments Limited and Subsidiaries
      Report of Certified Public Accountants..................................      75
      Consolidated Balance Sheets as at December 31, 1997, and 1996...........      77
      Consolidated Statements of Income for the years ended December 31, 1997,
        1996 and 1995.........................................................      79
      Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1997, 1996 and 1995......................................      80
      Consolidated Statements of Cash Flows for the years ended December 31,
        1997, 1996 and 1995...................................................      81
      Notes to Consolidated Financial Statements..............................      85

     Ophir Holdings Ltd.
      Report of Independent Auditors..........................................      129
      Consolidated Balance Sheets as at December 31, 1997 and 1996............      131
      Consolidated Statements of Income for the years ended December 31, 1997,
        1996 and 1995.........................................................      133
      Consolidated Statements of Changes in Shareholders' Equity for the years
        ended December 31, 1997, 1996 and 1995................................      134
      Consolidated Statements of Cash Flows for the years ended December 31,
        1997, 1996 and 1995...................................................      135
      Notes to Consolidated Financial Statements..............................      137

  (iii) Reports of Other Certified Public Accountants filed pursuant to Rule

                                                                                   Page
                                                                                Reference*
                                                                                ----------
        2-05 of Regulation S-X:

        AM-HAL Ltd............................................................      177
        Ampal Engineering (1994) Ltd..........................................      178
        Ampal Enterprises Ltd.................................................      180
        Ampal Financial Services Ltd..........................................      181
        Ampal Holdings (1991) Ltd.............................................      182
        Ampal Industries (Israel) Ltd.........................................      184
        Ampal (Israel) Ltd....................................................      185
        Ampal Properties Ltd..................................................      187
        Bay Heart Ltd. .......................................................      189
        Carmel Container Systems Ltd. ........................................      192
        Coral World International Limited.....................................      193
        Country Club Kfar Saba Limited........................................      194
        Epsilon Investment House Ltd..........................................      196
        Hod Hasharon Sport Center (1992) Limited Partnership..................      197
        Mivnat Holdings Ltd...................................................      199
        Moriah Hotels Ltd. ...................................................      201
        Nir Ltd...............................................................      202
        Orlite Industries (1959) Ltd..........................................      204
        Ortek Ltd. ...........................................................      205
        Paradise Industries Ltd. (U.S. Dollars)...............................      206
        Pri Ha'emek (Canned and Frozen Food) 88 Ltd...........................      207
        Red Sea Marineland Holding (1973) Ltd.................................      209
        Red Sea Underwater Observatory Ltd....................................      211
        Renaissance Investment Co. Ltd........................................      213
        Shmey-Bar Real Estate 1993 Ltd........................................      214
        Shmey-Bar (T.H.) 1993 Ltd.............................................      216
        Teledata Communications Ltd...........................................      218
        Trinet Investment in High-Tech Ltd....................................      219
        Trinet Venture Capital Ltd. ..........................................      220
        U.D.S.-Ultimate Distribution Systems Ltd..............................      222

(3) List of Exhibits

Exhibit 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or
            Succession

       2a. --     Purchase and Sale Agreement, dated January 5, 1998, between
                  Ampal Communications, Inc. and Motorola Communications
                  Israel Ltd.  (Includes as Exhibit A the form of Partnership
                  Agreement between Ampal Communications, Inc. and Motorola
                  Communications Israel Ltd. and as Exhibit B the form of Shareholders' Agreement between Ampal Communications, Inc.
                  and Motorola Communications Israel Ltd.)  (Filed as Exhibit
                  2 to a Current Report on Form 8-K, dated February 5, 1998 and incorporated herein by reference. File No. 0-538.)

        2b. --    Amendment, dated January 22, 1998, to (i) Purchase and Sale
                  Agreement, dated January 5, 1998, between Ampal
                  Communications, Inc. and Motorola Communications Israel
                  Ltd., (ii) Partnership Agreement between Ampal
                  Communications, Inc. and Motorola Communications Israel Ltd.
                  and (iii) form of Shareholders' Agreement between Ampal
                  Communications, Inc. and Motorola Communications Israel
                  Ltd. (Filed as Exhibit 2 a to a Current Report on Form 8-K, dated February 5, 1998 and incorporated herein by reference. File No. 0-538.)

Exhibit 3 - Articles of Incorporation and By-Laws

         3a.      Amended and Restated Certificate of Incorporation of
                  Ampal-American Israel Corporation, dated May 28, 1997.
                  (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended
                  June 30,

                                                                                    Page
                                                                                 Reference*
                                                                                 ----------
                  1997, and incorporated herein by reference. File No. 0-5380).
         3b.      By-Laws of Ampal-American Israel Corporation as amended, dated
                  September 10, 1997. (Filed as Exhibit 3b to Form 10-Q, for the
                  quarter ended September 30, 1997 and incorporated herein by reference. File No. 0-538).

Exhibit 4 - Instruments defining the rights of security holders, including indentures

         4a.      Form of Indenture dated as of November 1, 1984. (Filed as
                  Exhibit 4a to Registration Statement No. 2-88582 and incorporated herein by reference).
         4b.      Form of Indenture dated as of May 1, 1986. (Filed as Exhibit
                  4a to Pre-Effective Amendment No. 1 to Registration Statement
                  No. 33-5578 and incorporated herein by reference).

Exhibit 10 - Material contracts

         10a.     Employment contract of Lawrence Lefkowitz, dated July 26,
                  1993. (Filed as Exhibit 10.2 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).
         10b.     Legal Services Agreement, dated as of August 1, 1990, between
                  Bank Hapoalim B.M. and Ampal-American Israel Corporation.
                  (Filed as Exhibit 10i to Form 10-K for fiscal year ended
                  December 31, 1990 and incorporated herein by reference. File
                  No. 0-538).
         10c. Warrant Agreement between Ampal-American Israel Corporation and Chemical Bank, dated as of February 1, 1994. (Filed as
                  Exhibit 10e to Form 10-K for the fiscal year ended December
                  31, 1993 and incorporated herein by reference. File No.
                  0-538).
         10d.     Agreement dated February 7, 1992 among Inertia-Energies Future
                  Technologies Ltd., Yehuda (Yul (i)e) Offer, Offer Brothers
                  (Management) Ltd., Offer Shipping Ltd., Offer Ship Holdings
                  Ltd., L.I.N. (Holdings) Ltd., I.I.Z. European Enterprise B.V.,
                  AmnV, Amnion Leon, Ampal Industries Inc. and Yeshayahu Landau
                  (Translation). (Filed as Exhibit 10.1 to Pre-Effective
                  Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).
         10e.     Ampal-American Israel Corporation's 1993 Stock Option Plan.
                  (Filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to
                  Registration Statement No. 33-51023 and incorporated herein by reference).
         10f.     Amendment, dated as of March 23, 1994, to Ampal-American
                  Israel Corporation's 1993 Stock Option Plan. (Filed as Exhibit
                  10h to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference. File No. 0-538).
         10g.     Agreement, dated March 22, 1993, between the Investment
                  Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim
                  Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd.
                  (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to
                  Registration Statement No. 33-51023 and incorporated herein by reference).
         10h. Committed Line of Credit Agreement, dated as of June 5, 1992, and amendments, dated October 31, 1992 and October 31, 1993.
                  (Filed as Exhibit 10.5 to Pre-Effective Amendment No. 1 to
                  Registration Statement No. 33-51023 and incorporated herein by reference).
         10i.     Agreement, dated January 18, 1994, between Ampal Industries,
                  Inc. and Inerta-Energies and Future Technologies Ltd.
                  (Translation). (Filed as Exhibit 10.6 to Pre-Effective

                                                                                   Page
                                                                                Reference*
                                                                                ----------
                  Amendment No. 1 to Registration Statement No. 33-51023 and
                  incorporated herein by reference).
         10j.     Agreement, dated March 30, 1994, between Investment Company of
                  Bank Hapoalim Ltd., Ampal (Israel) Ltd. and Ampal Industries
                  (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form
                  10-K for the fiscal year ended December 31, 1994 and
                  incorporated herein by reference. File No. 0-538).
         10k.     Share Purchase Contract, dated October 11, 1996, between Ampal
                  Industries, Inc. and Agrifarm International Ltd.
                  (Translation). (Filed as Exhibit 10 to Form 10-Q for the
                  quarter ended September 30, 1996 and incorporated herein by reference. File No. 2-5061).
         10l.     Exchange Agreement, dated as of December 11, 1996, between
                  Ampal-American Israel Corporation and Bank Hapoalim B.M.
                  (Filed as Exhibit 2 to Amendment No. 34 of Schedule 13D filed by Bank Hapoalim B.M. on December 20, 1996 and incorporated herein by reference).
         10m.     Agreement of Sale, dated December 12, 1996, between Ampal
                  Realty Corporation and The Government of Israel. (Filed as
                  Exhibit 10p. to Form 10-K for the fiscal year ended December
                  31, 1996 and incorporated herein by reference. File No.
                  0-538)........................................................
         10n.     Declaration Establishing a Plan for Condominium Ownership of
                  Premises 800 Second Avenue, New York, New York, dated December
                  12, 1996. (Filed as Exhibit A to Exhibit 10m of this Form
                  10-K).........................................................
         10o.     Employment Agreement, dated May 28, 1997, among Ampal-American
                  Israel Corporation, Ampal (Israel) Ltd. and Yehoshua Gleitman.
                  (Filed as Exhibit 10a. to Report on Form 10-Q, for the quarter ended June 30, 1997. File No. 0-538).
         10p.     Form of Stock Option and Stock Purchase Agreement between
                  Ampal-American Israel Corporation and Yehoshua Gleitman.         E-2
         10q.     Amendment No. 1, dated June 4, 1997, to that certain Legal
                  Services Agreement between Bank Hapoalim B.M. and
                  Ampal-American Israel Corporation. (Filed as Exhibit 10c. to
                  Form 10-Q, for the quarter ended June 30, 1997. File No.
                  0-538).
         10r.     Agreement dated September 9, 1997, between Ampal Industries
                  (Israel) Limited and Raz Steinmetz. (Filed as Exhibit 10 to
                  Report on Form 10-Q for the quarter ended September 30, 1997.
                  File No. 0-538).
         10s.     Agreement, dated as of March 1, 1997, among Emmes Asset
                  Management Corp., Ampal-American Israel Corporation and Ampal
                  Realty Corporation.                                              E-13

Exhibit 11 - Computation of Earnings Per Share ...............................     E-17

Exhibit 12 - Statement re Computation of Ratios...............................     E-18

Exhibit 21 - Subsidiaries of the Registrant...................................     E-19

Exhibit 23 - Consents of Auditors:

      AM-HAL Ltd..............................................................     E-20
      Ampal-American Israel Corporation.......................................     E-21
      Ampal Engineering (1994) Ltd............................................     E-22
      Ampal Enterprises Ltd...................................................     E-23
      Ampal Financial Services Ltd............................................     E-24
      Ampal Holding (1991) Ltd................................................     E-25
      Ampal Industries (Israel) Ltd...........................................     E-26
      Ampal (Israel) Ltd......................................................     E-27
      Ampal Properties Ltd....................................................     E-28
      Bay Heart, Ltd..........................................................     E-29
      Carmel Container Systems Ltd............................................     E-31
      Coral World International Ltd...........................................     E-32

                                                                                   Page
                                                                                Reference*
                                                                                ----------
      Country Club Kfar Saba Limited..........................................     E-33
      Epsilon Investment House Ltd............................................     E-34
      Granite Hacarmel Investments Limited....................................     E-35
      Hod Hasharon Sport Center (1992) Ltd. Partnership.......................     E-36
      Mivnat Holdings Ltd.....................................................     E-37
      Moriah Hotels Ltd.......................................................     E-38
      Nir Ltd.................................................................     E-39
      Ophir Holdings Ltd......................................................     E-40
      Orlite Industries (1959) Ltd............................................     E-41
      Ortek Ltd...............................................................     E-42
      Paradise Industries Ltd.................................................     E-43
      Pri Ha'emek (Canned and Frozen Food) 88 Ltd.............................     E-44
      Red Sea Marineland Holding (1973) Ltd...................................     E-45
      Red Sea Underwater Observatory Ltd......................................     E-47
      Renaissance Investment Co. Ltd..........................................     E-49
      Shmey-Bar Real Estate 1993 Ltd..........................................     E-50
      Shmey-Bar (T.H.) 1993 Ltd...............................................     E-51
      Teledata Communications Ltd.............................................     E-52
      Trinet Investment in High-Tech Ltd......................................     E-53
      Trinet Venture Capital Ltd..............................................     E-54
      U.D.S.-Ultimate Distribution Systems Ltd................................     E-55

Exhibit 24 - Powers of Attorney...............................................     E-56

      (b) No reports on Form 8-K were filed during the last quarter of 1997. A Current Report on Form 8-K was filed by the Registrant on February 5, 1998, which described on Item 2 event, the acquisition from Motorola Communications Israel Ltd. of the assets of its shared networks operations. See "Significant Recent Developments Since Beginning of Last Fiscal Year - Formation Of A New Communications Service Provider in Israel".

* Page reference preceeded by the letter "E" refer to the separately bound volumes of exhibits.

                        Representative Rates of Exchange
               Between the U.S. Dollar and the New Israeli Shekel
                   For the Three Years Ended December 31, 1997

      The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

                                                        1997   1996  1995
                                                        ----   ----  ----
March 31..............................................  3.361  3.111 2.968
June 30...............................................  3.587  3.203 2.951
September 30..........................................  3.497  3.220 2.995
December 31...........................................  3.536  3.251 3.135

[Somekh Chaikin Letterhead]

Tirat HaCarmel, March 11, 1998


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Shareholders of Granite Hacarmel Investments Limited

We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of Vulcan Batteries Ltd., a consolidated subsidiary, whose assets constitute 3.6% of the total consolidated assets as of December 31, 1997 and 1996, and whose revenues constitute 3%, 3% and 2.7% of the total consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Those statements were audited by other auditors whose report thereon was furnished to us. Our opinion expressed herein, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

Consolidated financial statements, stated in U.S. dollars are included in Note 28 to the financial statements.

Without qualifying our opinion, we would like to bring attention to Note 26 to the financial statements regarding the Controller of Restrictive Trade Practices' ruling of the existence of a restrictive arrangement in regard to the refueling system for automobile fleets; the proposal to shorten agreements made by a consolidated company with filing station operators and owners; and with legislation proposed by the Ministry of Energy dealing with the fuel market. At this time, it is not possible to estimate the effect of the above on the fuel market in general and on the Company in particular.


/s/ Somekh Chaikin


Certified Public Accountants (Israel)

             GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                                   N          December 31,
                                                   o   -------------------------
                                                   t        1997        1996
                                                   e        ----        ----
                                                   -   Adjusted NIS. (thousands)
                                                       -------------------------
Current assets
  Cash and cash equivalents                                  7,856      10,866
  Marketable securities                            4         4,355       5,201
  Trade receivables                                5       488,469     521,364
  Accounts receivable                              5        77,112     *34,411
  Inventories                                      6       269,104     320,189
                                                         ---------   ---------

                                                           846,896     892,031
                                                         ---------   ---------

Investments, long-term
  loans and debit balances
Subsidiaries, affiliated
  companies and others                             7       150,252    *141,588
Long-term loans                                    8        76,053      54,401
                                                         ---------   ---------

                                                           226,305     195,989
                                                         ---------   ---------

Fixed assets                                       9
  Cost                                                   1,376,921   1,321,335
  Less: Accumulated depreciation                           736,924     672,662
                                                         ---------   ---------
                                                           639,997     648,673
                                                         ---------   ---------

Intangible assets and
  deferred charges, net                           10        49,894      32,755
                                                         ---------   ---------

                                                         1,763,092   1,769,448
                                                         =========   =========


*     Reclassified

The accompanying notes are an integral part of the financial statements.

             GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                                   N          December 31,
                                                   O   -------------------------
                                                   t        1997        1996
                                                   e        ----        ----
                                                   -   Adjusted NIS. (thousands)
                                                       -------------------------

Current liabilities
  Credits from banks and others                    11     450,079      269,895
  Current portion of
    convertible debentures                         14      41,298       40,619
  Trade payables                                   12      46,179      191,737
  Accounts payable                                 13      90,432     *133,237
                                                        ---------    ---------

                                                          627,988      635,488
                                                        ---------    ---------

Long-term liabilities
  Long-term loans                                  14      89,696       67,925
  Debentures convertible into
    shares of the Company                          14     156,315      192,158
  Debentures convertible into
    shares of a subsidiary                         14          --        2,187
  Customers' deposits                              15      61,972       64,438
  Liabilities for employee rights
    upon retirement, net                           16      10,903        9,872
  Deferred taxes, net                              24          --        2,830
  Capital notes issued by
    a consolidated company                                    215          230
                                                        ---------    ---------

                                                          319,101      339,640
                                                        ---------    ---------

Minority interest                                          10,830       10,182
                                                        ---------    ---------

Collaterals, commitments and
  contingent liabilities                         25,26

Shareholders' equity                                      805,173      784,138
                                                        ---------    ---------

                                                        1,763,092    1,769,448
                                                        =========    =========


*     Reclassified


/s/ J. Rosen
---------------------------------
J. Rosen - Chairman of the Board


/s/ M. Mor
---------------------------------
M. Mor - Director


/s/ M. Erez
---------------------------------
M. Erez - Managing Director


Date: March 11, 1998.

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                     N            Year ended December 31,
                                     o    -------------------------------------
                                     t       1997        *1996         *1995
                                     e       ----         ----          ----
                                     -          Adjusted NIS, (thousands)
                                          -------------------------------------

Sales                                     3,089,715     3,110,105     2,886,250
Less: Government imposts                  1,249,931     1,206,001     1,003,082
                                          ---------     ---------     ---------

Net sales                                 1,839,784     1,904,104     1,883,168
Cost of sales                        19   1,429,737     1,492,467     1,498,100
                                          ---------     ---------     ---------

Gross profit                                410,047       411,637       385,068
                                          ---------     ---------     ---------

Selling and marketing expenses       20     259,516       254,981       219,493
General and administrative expenses  21      56,613        51,618        55,409
                                          ---------     ---------     ---------
                                            316,129       306,599       274,902
                                          ---------     ---------     ---------

Income and operations                        93,918       105,038       110,166
                                          ---------     ---------     ---------

Financing expenses, net              22     (23,895)      (19,782)      (11,787)
Other income, net                    23      13,515         7,933         2,862
                                          ---------     ---------     ---------

                                            (10,380)      (11,849)       (8,925)
                                          ---------     ---------     ---------

Income before taxes on income                83,538        93,189       101,241
Taxes on income                      24      32,410        38,164        42,567
                                          ---------     ---------     ---------

Income after taxes on income                 51,128        55,025        58,674
Company's share in income (loss)
  of affiliates, net                           (125)          712        (3,307)

Minority interest in
  consolidated subsidiaries                      87        (1,574)         (672)
                                          ---------     ---------     ---------

Net income for the year                      51,090        54,163        54,695
                                          =========     =========     =========

Earnings per ordinary share
  (in adjusted NIS.):

  Primary                                      0.42          0.44          0.45
                                               ====          ====          ====

  Fully diluted                                0.39          0.30          0.29
                                               ====          ====          ====


*     Reclassified.

The accompany note are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                      Capital    Premium    Retained     Total
                                                            Earnings
                                      -------    -------    -------     -------
                                              Adjusted NIS. (thousands)
                                      -----------------------------------------
Balance as of January, 1995           215,539    122,495    396,030     734,064

Changes in 1995:

Net income for the year                    --         --     54,695      54,695

Dividend paid, net(*)                      --         --    (28,859)    (28,859)
                                      -------    -------    -------     -------

Balance as at December 31, 1995       215,539    122,495    421,866     759,900

Changes in 1996:

Net income for the year                    --         --     54,163      54,163

Dividend paid                              --         --    (29,925)    (29,925)
                                      -------    -------    -------     -------

Balance as at December 31, 1996       215,539    122,495    446,104     784,138

Changes in 1997:

Net income for the year                    --         --     51,090      51,090

Dividend paid                              --         --    (30,055)    (30,055)
                                      -------    -------    -------     -------

Balance as of at December 31, 1997    215,539    122,495    467,139     805,173
                                      =======    =======    =======     =======

(*)   Net of erosion of dividend declared in previous year.

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                                     Year ended December 31,
                                               ---------------------------------
                                                 1997        1996         1995
                                               --------    --------     -------
                                                    Adjusted NIS. (thousands)
                                               ---------------------------------
Cash flows from operating activities
Net income                                       51,090      54,163      54,695
Adjustments to reconcile net income
  to operating cash flows (A):                  (74,366)     13,982     114,319
                                               --------    --------     -------

Net cash (used for) provided by
  operating activities                          (23,276)     68,145     169,014
                                               --------    --------     -------

Cash flows from investing activities
Acquisition of fixed assets                     (97,054)    (94,455)    (90,888)
Proceeds from sale of fixed assets               31,482       3,642       1,881
Dividend received from affiliates                    --       1,560          --
Long-term loans granted (1)                     (21,953)    (14,617)     (3,651)
Collection of long-term loans                    14,127      10,881       7,372
Investment in intangible and
  deferred charges                              (19,477)    (15,380)     (5,956)
Investment in affiliated companies              (16,243)    (73,257)     (6,118)
Proceeds from redemption of
  compulsory government loan                        160         781         792
Proceeds from (investments in)
  marketable securities, net                      2,359      (4,101)      6,026
Proceeds from short-term deposit                     --          --      39,864
Investment in companies carried on
  the cost basis                                 (3,595)         --          --
Acquisition of shares in a subsidiary
  company                                            --      (1,735)         --
Repayment of capital notes of
  interested parties                                 --      11,849      33,157
Acquisition of initially
  consolidated companies (B)                         --         (39)          2
                                               --------    --------     -------

Net cash used for investing activities         (110,194)   (174,871)    (17,519)
                                               --------    --------     -------

                      C/F                      (133,470)   (106,726)    151,495
                                               ========    ========     =======

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                                     Year ended December 31,
                                               ---------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
                                                   Adjusted NIS. (thousands)
                                               ---------------------------------

                         B/F                   (133,470)   (106,726)   (151,495)
                                               --------    --------    --------

Cash flows from financing activities:

Dividend paid                                   (30,055)    (29,925)    (79,855)
Dividend paid to minority shareholders
  in a consolidated subsidiary                     (485)       (326)       (366)
Short-term credit from banks, net               122,595      90,984     (37,286)
Short-term loans from others, net                (8,123)     10,699      (6,376)
Long-term loans received                         86,923      64,432          --
Long-term loans repaid (2)                       (1,208)     (1,013)     (1,472)
Redemption of capital notes issued
  by a consolidated company                          --         (82)         --
Customers' deposits received                      2,535       2,225       2,038
Customers' deposits repaid                         (560)       (671)       (841)
Redemption of debentures                        (41,162)    (40,626)    (13,197)
                                               --------    --------    --------
Net cash provided by (used for)
  financing activities                          130,460      95,697    (137,355)
                                               --------    --------    --------
(Decrease) Increase in cash and
  cash equivalents                               (3,010)    (11,029)     14,140
Cash and cash equivalents at
  beginning of year                              10,866      21,895       7,755
                                               --------    --------    --------

Cash and cash equivalents at
  the end of year                                 7,856      10,866      21,895
                                               ========    ========    ========

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                                    Year ended December 31,
                                               ---------------------------------
                                                  1997       1996         1995
                                                -------    --------     --------
                                                    Adjusted NIS. (thousands)
                                               ---------------------------------
(A)
Adjustments to reconcile net
  income to operating cash flows:

Income and expenses not requiring cash flows:
Depreciation and amortization                    76,873      73,686      68,136
Deferred taxes, net                              (7,544)     (2,970)     (7,728)
Increase (Decrease) in liabilities for
  employee rights upon retirement,  net           1,473         977      (1,779)
Minority interest in (loss) income of
  consolidated subsidiaries                         (87)      1,574         672
Company's share in loss (less undistributed
  income) of affiliates, net                      3,012         942       5,318
Capital gains                                    (6,426)       (332)       (470)
Erosion of investments in capital notes, net       (385)       (184)       (487)
Erosion of long-term loans, debentures
  and capital notes issued                        5,000     (17,220)    (12,402)
Erosion of loans granted                            324       1,297         780
Increase in value of compulsory
  Government loan and securities, net            (1,504)     (1,023)       (227)
Erosion of customers' deposits                   (4,441)     (4,046)     (2,586)
Erosion of short-term deposit                        --          --      (1,328)
Write-off of investment in
  an affiliated company carried on cost basis     3,441          --          --
Write-off loan to an affiliated company           4,947          --       3,550

Changes in assets and liabilities:
(Increase) Decrease in trade and
  accounts receivable (1)(2)                     (3,060)   (144,042)     15,073
Decrease in inventories                          51,175      18,655      55,521
(Decrease) Increase in trade
  and accounts payable                         (197,164)     86,668      (7,724)
                                               --------      ------     -------

                                                 74,366      13,982     114,319
                                               ========      ======     =======

The accompanying notes are an integral part of the financial statement.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                     Adjusted to the Index of December 1997
                     --------------------------------------

                                                       Year ended December 31,
                                                     ---------------------------
                                                     1997      1996        1995
                                                     ------   ------      ------
                                                     Adjusted NIS. (thousands)
                                                     ---------------------------
(B)
Acquisition of initially
  consolidated companies

Assets and liabilities of the consolidated companies as at the acquisition date:

Working capital (not including
  cash and cash equivalents)                          671         28       (102)
Fixed assets, net                                    (197)        (6)      (801)
(Assets) long-term debt, net                         (404)        --        905
Reserve for the loss of the affiliated
  company as of the day of changeover
  to a consolidated company                            --         --        434
Goodwill created at acquisition                      (108)    (1,100)      (434)
Minority interest as of the
  acquisition date                                     38      1,039         --
                                                     ----     ------       ----

                                                       --        (39)         2
                                                     ====     ======       ====

Activities not requiring cash flow:

(1) In the 1997, current receivables from customers were converted into long-term loans in the amount of NIS. 15,457 thousand (1966 - NIS. 29,566 thousand, 1995 - NIS. 11,661 thousand).

(2) In 1996, the redemption of a loan received from an affiliated company in the amount of NIS. 4,815 thousand was offset against a receivable from the affiliated company.


The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENT LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES

      A.    General

            1. Granite Hacarmel Investments Ltd. (hereafter "the Company") (P.C. 520037177) and the other companies of the group maintained their financial records on a current basis in historical New Israel Shekels. In accordance with Opinions issued by the Institute of Certified Public Accountants in Israel, the consolidated financial statements are stated in terms of December 1997 New Israel Shekels ("adjusted shekels") which reflect a uniform purchasing power. Such shekel statements are henceforth referred to as "adjusted statements".

                  The comparative figures (including the monetary items) in the adjusted statements - (balance sheets, statements of income, statements of changes in shareholders' equity, statements of cash flows) - are also stated in terms of December 1997 adjusted shekels.

            2. The adjusted values presented in the adjusted statements do not necessarily reflect realizable value or current economic value, but rather the original historical value or the value including excess of cost over net asset value related to specific assets, adjusted for the changes in the general purchasing power of Israel currency, to permit comparison of the data on a uniform basis.

            3. The term "cost" used in the adjusted statements means cost in adjusted shekels unless otherwise stated.

      B.    Basis of Adjustment - Consumer Price Index

            The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 1997, based on the Consumer Price Index published by the Central Bureau of Statistics ("Index"), on January 15, 1998 (see Note 2.G.1.)

      C.    Principals of Adjustment

            1.    Balance Sheet
                  -------------

                  a. The non-monetary items were adjusted for the changes in the Index since their acquisition or creation and until the balance sheet date.

                        The following items were the main items which were treated as non-monetary items: fixed assets and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products, (see Note 2.C.2) deferred charges and the related accumulated amortization, and shareholders' equity.

                  b. The value of the investments in affiliated companies carried on the equity basis was computed on the basis of the adjusted statements of the affiliated companies.

                  c. Deferred taxes, net were computed on the basis of the adjusted data.

                  d. Monetary items are stated in the adjusted statements at their nominal values.

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

                  b. Other amounts in the statement of income (e.g. sales, purchases, other current expenses), except for financing expenses (income) net, are stated at their adjusted amounts based on the index for the month of the related transactions.

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

                  e. Current taxes are composed of payments on account during the year in addition to amounts payable as of the balance sheet date (or net of refunds claimed as of the balance sheet date). The payments on account were adjusted based on the prevailing index on the date of each payment, while the amounts payable (or claimed as refund) are included without adjustment. Accordingly, the current taxes include the expenses arising from the erosion of the payments on account of taxes from the date of payments to the balance sheet date.

                        Deferred taxes - see Note 2.J.

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES

      A.    Principles of consolidation

            1. The consolidated financial statements of the Company include the consolidated financial statements of the Company and its subsidiaries. The list of subsidiaries which are included in the consolidated financial statements and the percent of ownership and control therein are included in a separate schedule to the financial statements.

            2. Intercompany balances and transactions of consolidated companies have been eliminated.

      B.    Investments in subsidiary and affiliated companies

            1. The investments in subsidiaries and affiliated companies are reflected in the financial statements in accordance with their adjusted equity at the balance sheet date, together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost or under which does not exceed equity as of the balance sheet date. Subsidiary companies own several other inactive and/or insignificant subsidiaries and therefore are not consolidated and are carried at cost, which does not exceed their equity as at the balance sheet date.

            2. The excess of cost of investments in consolidated subsidiaries, which is not related to specific assets, over the value of net assets acquired ("Goodwill"), is included in "Intangible assets and deferred charges, net" and is amortized on the straight-line method over a period of ten years.

                  The excess value of net assets acquired over cost of investments in affiliated companies, which is not related to specific assets, is offset against the excess of cost included in "Intangible assets and deferred charges, net" and is amortized on the straight line method over a period of ten years.

            3. The investments of the Company in capital notes of affiliated companies are presented in the financial statements of the Company in accordance with the requirements of the Securities Authority regarding transactions between the Company and its interested parties.

            4. A list of affiliated companies is included in a schedule attached to the financial statements.

      C.    Valuation of inventories

            1.    Inventory of crude oil and refined products

                  The major part of the crude oil and refined product inventories consists of Emergency inventories. The Emergency inventories are valued based on current value, which does not exceed market value in accordance with the lower of the changes in the exchange rate determined by the Fuel Authority ("Fuel Authority rate") or the dollar exchange rate. In all instances, the recovery of the value of the Emergency inventories valued at the Fuel Authority rate are guaranteed by the Government in accordance with the Commodities and Services Control Order (Arrangements in the Oil Economy -
                  1988).

                  The commercial inventories (crude oil and refined products) are stated at the lower of cost or market. The cost is determined by the first-in, first-out method.

            2.    Other inventories

                  The inventories of luboils, spare parts and others are stated at the lower of cost or market.

                  The cost is determined by the first-in, first-out method except for spare parts, which are valued by the moving average method.

      D.    Fixed assets

            Fixed assets are carried at cost, net of investment grants, or at cost together with the addition of excess of cost over net asset value related to specific assets. Betterments and improvements are charged to assets while maintenance and repair expenses are charged as incurred to income.

      E.    Depreciation and Amortization

            Depreciation is computed on the straight line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives.

            The annual rates of depreciation are as follows:

                                                                          %
                                                                         ---
            Buildings (including temporary
             and rental buildings)                                     2 -  6.5
            Machinery and equipment                                    5 - 15
            Vehicles                                                  15 - 20
            Computers                                                 20 - 33
            Furniture and office equipment (reflected
             in machinery and equipment)                               6 - 10

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

            2. Costs relating to the issuance of convertible debentures are amortized over the period remaining until their maturity.

      G.    Foreign currency and linkage basis

            1. Assets (other than securities) and liabilities in foreign currencies or linked thereto are stated at the exchange rates in effect for the balance sheet date.

                  Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage conditions applied to each balance.

                  The Index, the exchange rates and the rate of changes therein were as follows:

                                             December 31,               Changes in %
                                        ----------------------    ---------------------
                                        1997     1996    1995     1997     1996    1995
                                        ----     ----    ----     ----     ----    ----
                  Index                 153.1    143.1   129.4     7.0     10.6     8.1
                  Exchange rate of
                    the U.S. dollar     3.536    3.251   3.135     8.8      3.7     3.9

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

      H.    Marketable Securities

            The marketable securities are carried at their market value on the date of the balance sheet. The changes in the value of the securities are reflected in the statements of income.

      I.    Provision for doubtful receivables

            The Company provides specifically for receivables the collection of which is doubtful according to management's opinion.

      J.    Deferred taxes

            Deferred taxes are computed for the purpose of the adjusted financial statements in respect of those components which create the difference between results measured in the adjusted financial statements and the results measured for income tax purposes. The deferred taxes are calculated according to the liability method at tax rates that will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of preparation of the financial statements (See note 24.b.).

            1. The main factors in respect of which deferred taxes have been included are as follows:

                  a. Differences in depreciation and amortization for accounting and tax purposes;

                  b. Differences between the value of inventories for accounting and tax purposes;

                  c. Timing differences in recognition of income and expense items for accounting and tax purposes (mainly linkage differences on customers' deposits and provisions for employee rights upon retirement).

            2. The main factors in respect of which deferred taxes have not been computed:

                  a. Amount of the adjustment for the change in the purchasing power of the New Israel Shekels relating to buildings and private motor cars, in accordance with the rules determined by the Institute of Certified Public Accoutants in Israel.

                  b. Investments in subsidiaries and affiliates, where it is the Company's intention to hold these investments rather than to sell them.

      K.    Recognition of income

            1. Product sales - Income from the sale of products is recorded upon dispatch to the customer.

            2. Rental income - Rental income is recorded upon receipt of payment, proportionately to the relevant period.

            3. Construction project - Income from construction project is recorded in accordance with the Opinion No. 6 of the Institute of Certified Public Accountants in Israel.

      L.    Provision for linkage increments on customers' deposits

            The wholly-owned subsidiary, Supergas Israel Gas Distribution Company Ltd. ("Supergas") is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit authorized by the Ministry of Trade and Industry, together with linkage increments from the date of the last approval to the date of payment. In periods subsequent to the last approval, Supergas provides for adjusting the amounts of the deposits on the basis of the expected next updating that it plans to request. Supergas provides for this liability on a discounted present value basis.

      M.    Earnings per share

            1.    Primary earnings

                  The earnings per share are computed in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the weighted average of shares outstanding.

            2.    Fully diluted earnings

                  The fully diluted earnings per share are computed on the basis of the computation of the primary earnings per share taking into consideration theoretical conversion of the convertible securities, subject to an anti dilutive test as stated in the aforementioned Opinion.

      N.    Foreign currency futures transactions

            Sonol Israel Limited entered into a "free dollar transaction" with a bank by which Sonol acquired U.S. dollars bearing interest at variable rates, against an unlinked shekel loan, bearing interest at variable rates. The transaction may be closed at any time by netting the liability against the asset. The accumulated effect of the transaction is reflected in the statements of income.

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

            4. In addition to the recommendations of the committee previously appointed by the Minister of Energy and Infrastructure, the Minister of Energy has announced his intention to change the policy regarding the holdings of Emergency inventories of crude oil and refined products and to separate them from the operating inventories of the oil companies. To date, ownership of Emergency inventories of heavy fuel oil held at the Israel Electric Corporation has been transferred to the Israel Electric Corporation. For the period which commenced November 1996 and ended February 1997, the requirement to hold Emergency inventories of heavy fuel oil was graduelly cancelled. Also, the Government intends, to separate the storage of refined products included in the Emergency inventories from the storage of refined products used in current operations, and in the future, to issue tender to determine the party who will hold the Emergency inventories in warehouses specially designated by the Ministry of National Infrastructure. Subsequent to the balance sheet date, the Ministry of National Infrastructure published a tender for holding of part of the crude oil Emergency inventories which are currently held by the major oil marketing companies.

                  In the opinion of the Company, no negative effect on the financial position and profitability of the subsidiary company, Sonol, is expected as a result of the above changes.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

            5. In accordance with a Government ordinance issued by the Minister of the Treasury and the Minister of National Infrastructures regarding the supplying of aviation kerosene (hereinafter "ATK") to the airline companies at Ben-Gurion Airport, as of September 1, 1996, Aviation Services Ltd. (an affiliated company) (hereinafter "Aviation Services") ceased to be the sole supplier of ATK. Sonol was one of the suppliers of ATK to Aviation Services for many years. As a result of the cancellation of the right of Aviation Services to supply ATK, Sonol has, like other fuel companies, become a direct supplier of ATK to the airline companies at Ben-Gurion airport. The decree also determined the prices for refueling services and for infrastructure services provided to the airline companies at Ben-Gurion airport. In accordance with agreements signed with the budget division of the Finance Ministry and with the Airports Authority, Aviation Services will provide the refueling services and its subsidiary (50% owned), Aviation Properties Ltd., will provide the infrastructure services. The agreements do not provide Aviation Services with exclusivity in providing refueling services at Ben-Gurion airport. At this time, it is too early to determine the effect of these changes on the fuel market in general and on Sonol, in particular.

            6. On September 1, 1995 the Government published a decree the purpose of which was to regulate infrastructure rates in the fuel economy Decree for the Stability of Products and Services (Temporary Order) (Infrastructure Rates in the Fuel Economy) 1995. The decree establishes, inter alia, the various types of infrastructure services and the maximum prices allowed, as well as the method for updating the tariffs.

      B.    Supergas

                  In January 1995, a convention was signed between the Ministry of Energy and several gas companies, among them Supergas, establishing standards of service to their clients. In May 1995, price controls in effect on the price of gas were lifted. Concurrently, the companies who are parties to the convention undertook not to deviate, when setting their prices to the consumer, from an agreed upon formula for an interim period ending on December 31, 1996.

            2. Supergas lodged a claim in the District Court for a declarative judgement against the Ministry of Energy and Infrastructure, the Fuel Authority, regarding two matters relating to the period before the Gas Reform (commencing on August 1,1989). In its ruling, the Court accepted Supergas' claim on one matter and rejected the second claim. The Government and Supergas submitted an appeal to the Supreme Court and concurrently they negotiated to compromise the dispute. In December 1996, the parties reached a compromise agreement which received the status of a Supreme Court ruling and under whose terms the Government paid Supergas the amount of NIS. 5.6 million, net, which has been netted against "Government imposts" in statements of income.

NOTE 4 -  MARKETABLE SECURITIES

            Consist of:

                                                                 December 31,
                                                           -------------------------
                                                                1997         1996
                                                                ----         ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------
            Shares                                              4,295        5,090
            Convertible debentures                                 60          111
                                                                -----         ----
                                                                4,355        5,201
                                                                =====         ====

NOTE 5 -    TRADE RECEIVABLES AND ACCOUNTS RECEIVABLE

                                                                 December 31,
                                                           -------------------------
                                                               1997         1996
                                                               ----         ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------

      A.    Trade receivables

            Consist of:
            Customers - open accounts                         393,561      429,278
            Checks and notes receivable                        44,257       40,288
            Credit card companies                              53,147       52,239
            Short-term loans and current portion
             of long-term loans granted                         9,754       11,075
            Less - provision for doubtful receivables(*)      (12,250)     (11,516)
                                                              -------      -------
                                                              488,469      521,364
                                                              =======      =======

      B.    Accounts receivable

            Consist of:
            Fuel Authority                                     10,976           -
            Government Institutions                               335          232
            Income receivable                                  26,764        7,791
            Employees                                             825          864
            Prepaid expenses                                   10,156        6,445
            Income tax receivable                               8,783        4,932
            Future tax benefits, net(**)                        6,066        4,670
            Compulsory Government loan                             -           169
            Others                                             13,207        9,308
                                                              -------      -------
                                                               77,112       34,411
                                                              =======      =======

            (*)   See note 2.I.

            (**) See note 24.

NOTE 6 - INVENTORIES

            Consist of:

                                                                 December 31,
                                                           -------------------------
                                                                 1997         1996
                                                                 ----         ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------
            Crude oil and raw materials                        48,695       56,929
            Finished products                                 211,145      253,563
            Materials and supplies                              9,264        9,697
                                                              -------      -------
                                                              269,104      320,189
                                                              =======      =======


NOTE 7 - SUBSIDIARIES, AFFILIATED COMPANIES AND OTHERS

                                                                 December 31,
                                                           -------------------------
                                                              1997          *1996
                                                              ----          ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------
            Affiliated companies:
            Share in equity                                 32,341          23,871
            Goodwill and excess cost attributed, net        88,352          82,397
            Less:  accumulated amortization                 (4,715)         (4,175)
                                                           -------         -------
            Book value (1)(3)                              115,978         102,093
            Long-term loans, net (3)                         7,047          11,946
            Capital note and capital reserve, net
             of provision for loss (2)                       7,419           7,895
                                                           -------         -------
                                                           130,444         121,934
            Others - cost less amortization (4)             19,808          19,654
                                                           -------         -------
                                                           150,252         141,588
                                                           =======         =======

                                                                 December 31,
                                                           -------------------------
                                                               1997         *1996
                                                               ----         ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------
            (1)  Cost of shares including retained
                  earning as of December 31, 1991            6,763           6,763
                 Changes, beginning 1.1.92:
                 Cost of shares acquired (3)               117,247         101,404
                 Retained earnings (**)                     (8,398)         (6,440)
                 Changes in capital reserves                   366             366
                                                           -------         -------
                 Book value (***)                          115,978         102,093
                                                           =======         =======

            (**) Dividend received in the current year       3,287           3,214
                                                           =======         =======
           (***) Including securities quoted
                  on the Tel-Aviv Exchange:
                 Book value                                 80,199              -
                                                           =======         =======
                 Market value                               38,992              -
                                                           =======         =======

            *  Reclassified

      (2) Capital note is unsecured and non-negotiable, linked to the Index, bears no interest and matures in the year 2001.

      (3)   A.    The loans granted by a subsidiary to the affiliated company
                  Otzem Promotion and Investments (1991) Ltd. ("Otzem") are mostly index linked and partly index linked bearing interest at the rate of 5.5% p.a. The date of maturity is subject to the financial capabilities of Otzem.

            B. In the current year the Company through its subsidiary companies invested in various other companies. The main investment was in 10% of the share capital of Orpak Industries
                  (1983) Ltd. at a cost of NIS. 9,098 thousand.

      (4) See note 23.(3)a.

      (5) See also Note 3.A.5.

NOTE 8 - LONG-TERM LOANS

      a.    Consist of:

                                                            December 31,
                                                      -------------------------
                                                         1997            1996
                                                         ----            ----
                                                      Adjusted NIS. (thousands)
                                                      -------------------------

          Loans to customers                           85,674          62,965
          Loans to employees                              133             124
                                                       ------          ------
                                                       85,807          63,089

          Less: current portion                         9,754           8,688
                                                       ------          ------
                                                       76,053          54,401
                                                       ======          ======
          The years of maturity of the loans:

          First year - current portion                  9,754           8,688
          Second year                                  11,609          10,623
          Third year                                   15,691           6,868
          Fourth year                                   5,039           3,832
          Fifth year and thereafter and
           without maturity date                       43,714          33,078
                                                       ------          ------
                                                       85,807          63,089
                                                       ======          ======

      b.    Breakdown of loans by level of borrowers' balances:

                                 December 31, 1997           December 31, 1996
          Borrowers'             -----------------           -----------------
          balances               Number of   Total           Number of   Total
          (NIS. thousands)       loans     NIS.thousands     loans     NIS.thousands
          ----------------       -----     -------------     -----     -------------
          Less than 100           131        5,987             99        5,206
          100 - 500                25        7,428             35        8,462
          500 - 1,000              11        7,602             10        8,071
          Above 1,000              27       64,790             15       41,350
                                  ---       ------            ---       ------
                                  194       85,807            159       63,089
                                  ===       ======            ===       ======

      c.    Linkage terms and interest rates:

                                            December 31, 1997
                            ----------------------------------------------------
                             Unlinked        Linked to      Linked to     Total
                                               index        foreign
                                                            currency
                            ------------    ------------    ----------    ------
          Interest rates:    0%    10-20%   0-4%   4-10%    0%    5-9%
                             --    -----    ---    ----     --    ----
                                          Adjusted NIS. (thousands)
                                          -------------------------
          Loans to:
           Customers         349   2,796   41,532  30,243  5,443  5,311   85,674
           Employees           -       -      133       -      -      -      133
                            ----   -----   ------  ------  -----  -----   ------
                             349   2,796   41,665  30,243  5,443  5,311   85,807
                            ====   =====   ======  ======  =====  =====

          Less: current
                 portion                                                   9,754
                                                                          ------

                                                                          76,053
                                                                          ======

                                            December 31, 1996
                            ----------------------------------------------------
                             Unlinked        Linked to      Linked to     Total
                                               index        foreign
                                                            currency
                            ------------    ------------    ----------    ------
          Interest rates:    0%   10-20%    0-4%   4-10%    0%     5-9%
                                          Adjusted NIS. (thousands)
                                          -------------------------
          Loans to:
           Customers       2,177   4,373   26,365   22,241  2,570  5,239  62,965
           Employees           -       -      124       -      -      -      124
                            ----   -----   ------  ------  -----  -----   ------
                           2,177   4,373   26,489   22,241  2,570  5,239  63,089
                           =====   =====   ======   ======  =====  =====
          Less: current
                 portion                                                   8,688
                                                                          ------
                                                                          54,401
                                                                          ======

      d.    Regarding credit risks see note 25.E.

NOTE 9 - FIXED ASSETS

     a.   Consist of:

                                  Land       Machinery
                                  and        and
                                  Buildings  Equipment  Vehicles  Others     Total
                                  ---------  ---------  --------  ------     -----
                                              Adjusted NIS. (thousands)
                                  --------------------------------------------------
          Cost
          Balance at beginning
           of year                510,585    697,578    48,219    64,953   1,321,335
          Additions                33,736     50,704     5,948     8,320      98,708
          Disposals           **  (28,504)    (5,496)   (6,186)   (2,936)    (43,122)
                                  -------    -------    ------    ------  ----------

          Balance at end of year  515,817    742,786    47,981    70,337  *1,376,921
                                  -------    -------    ------    ------  ----------

          Accumulated depreciation
          Balance at beginning
           of year                142,923    460,890    28,960    39,889     672,662
          Depreciation charged     13,432     47,830     5,991     4,896      72,149
          Depreciation in
           respect of disposals       (62)    (1,195)   (4,655)   (1,975)     (7,887)
                                  -------    -------    ------    ------  ----------

          Balance at end of year  156,293    507,525    30,296    42,810     736,924
                                  -------    -------    ------    ------  ----------

          Depreciated balance as
           of December 31, 1997   359,524    235,261    17,685    27,527     639,997
                                  =======    =======    ======    ======  ==========
          Depreciated balance as
           of December 31, 1996   367,662    236,688    19,259    25,064     648,673
                                  =======    =======    ======    ======  ==========

          (*) Net of investment grants in the amount of NIS. 14,778 thousand.

          (**)  See note 23.

      b. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 202,600 thousand, for various original periods of 49 - 98 years, ending in the years 1998 - 2072. Land and buildings at a cost of NIS. 205,440 thousand have not yet been registered in the name of the Company or consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been arranged.

      c.    Commitments and contingent liabilities - See note 25.

NOTE 10 - INTANGIBLE ASSETS AND DEFERRED CHARGES, NET

          Consist of:

                                                       Balance to be amortized
                                                         as of  December 31,
                                                       -------------------------
                                                           1997         1996
                                                           ----         ----
                                                       Adjusted NIS. (thousands)
                                                       -------------------------
          Intangible assets:

          Deferred rent                                    26,237       19,585
          Goodwill in consolidated
           subsidiaries (1)                                 6,454        4,607
          Others                                           10,958        5,175
                                                           ------       ------
                                                           43,649       29,367
          Deferred charges:

          Expenses incurred in the issuance
           of debentures by the Company (2)                 3,980        5,622
          Expenses incurred in the issuance
           of debentures by a consolidated
           subsidiary (2)                                      73          106
                                                           ------       ------
                                                           47,702       35,095
          Less: Deferred credit in a
                consolidated subsidiary (1)                 1,552        2,340
                                                           ------       ------

                                                           46,150       32,755
          Long-term future tax benefits (see note 24)       3,744           -
                                                           ------       ------
                                                           49,894       32,755
                                                           ======       ======

      (1)   For amortization see note 2.B.2

      (2)   For amortization see note 2.F.

NOTE 11 - CREDITS FROM BANKS AND OTHERS

          Linkage terms and interest rates:

                                                     December 31, 1997
                                       ---------------------------------------------
                                       Unlinked     linked      Linked to     Total
                                                     to         foreign
                                                    Index       currency
                                       ----------  -------      --------      -----
          Interest rates:              13.7-17.9%  2-4.75%      6.2-7.2%
                                       ----------  -------      --------
                                                 Adjusted NIS. (thousands)
                                       ---------------------------------------------
          Overdrafts                      1,558         -             -        1,558
          Short-term loans              347,152         -         32,885     380,037
          Current portion of
           long-term loans                   20     65,308           580      65,908
                                        -------     ------        ------     -------
          Total credits from banks      348,730     65,308        33,465     447,503
          Credits from others
           (related party)                   -       2,576            -        2,576
                                        -------     ------        ------     -------
                                        348,730     67,884        33,465     450,079
                                        =======     ======        ======     =======

                                                     December 31, 1996
                                       ---------------------------------------------
                                       Unlinked     linked      Linked to     Total
                                                     to         foreign
                                                    Index       currency
                                       ----------  -------      --------      -----
          Interest rates:              14.3-20%      4.8%       6.4-7.5%
                                       ----------  -------      --------
                                                 Adjusted NIS. (thousands)
                                       ---------------------------------------------
          Overdrafts                     2,484         -              -       2,484
          Short-term loans             238,561         -          17,391    255,952
          Current portion of
           long-term loans                  -        601             159        760
                                       -------       ---          ------    -------
          Total credits from banks     241,045       601          17,550    259,196
          Credit from others
          (related party)               10,699        -               -      10,699
                                       -------       ---          ------    -------
                                       251,744       601          17,550    269,895
                                       =======       ===          ======    =======

NOTE 12 - TRADE PAYABLES

      The liabilities represent open amounts and include NIS. 2,381 thousand (1996 - NIS. 2,652 thousand) balances of related parties.

NOTE 13 - ACCOUNTS PAYABLE

                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        1997           1996
                                                        ----           ----
                                                    Adjusted NIS. (thousands)
                                                    -------------------------
          Fuel Authority                                  -          44,640
          Liabilities to employees and
           other salary related liabilities           22,685         21,703
          Institutions                                36,234         39,763
          Accrued expenses                            19,308          9,874
          Others                                      12,205         17,257
                                                     -------        -------
                                                      90,432        133,237
                                                     =======        =======

NOTE 14 - LONG-TERM LIABILITIES

      A.    Long-term loans

                                           Rate of    December 31,  December 31,
                                           interest       1997           1996
                                              %       Adjusted NIS. (thousands)
                                           --------   -------------------------

         U.S. Dollar loans from banks      6.2-7.5       1,674            282
         Index linked loans from banks     4.6-4.8     150,812         64,795
         Customers' deposit - linked
          to the index                                   2,748          3,311
         Customers' deposit - linked
          to foreign currency                               61             58
         Unlinked loans from banks                          67             -
         Other loans - linked to the Index     -           242            239
                                                       -------         ------
                                                       155,604         68,685
         Less: current portion                          65,908            760
                                                       -------         ------
                                                        89,696         67,925
                                                       =======         ======

          Yearly installments:
                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        1997           1996
                                                        ----           ----
                                                    Adjusted NIS. (thousands)
                                                    --------------------------

          First year - current portion                65,908            760
                                                     -------         ------
          Second year                                 85,561         64,283
          Third year                                     229             25
          Fourth year                                    206              9
          Fifth year                                     206             -
          No due date                                  3,494          3,608
                                                     -------         ------
                                                      89,696         67,925
                                                     -------         ------
                                                     155,604         68,685
                                                     =======         ======

   Accrued interest is included in "Accounts payable" in Current liabilities.

      B.    Debentures convertible into shares of the Company

                                                    December 31,    December 31,
                                                    -------------  -------------
                                                       1997               1996
                                                     -------            -------
                                                    Adjusted NIS.    (thousands)
                                                    -------------  -------------
Debentures (Series 1)(*)                              52,906             62,435
Debentures (series 2)(**)                            142,488            168,155
                                                     -------            -------
                                                     195,394            230,590
Less - current position                               39,079             38,432
                                                     -------            -------
                                                     156,315            192,158
                                                     =======            =======
Yearly installments:

                                        December 31, 1997     December 31, 1996
                                       -------------------   -------------------
                                       Series 1   Series 2   Series 1   Series 2
                                       --------   --------   --------   --------
                                               Adjusted NIS. (thousands)
                                       -----------------------------------------

First year - current portion            10,581     28,498     10,406     28,026
                                        ------    -------     ------    -------
Second year                             10,581     28,498     10,406     28,026
Third year                              10,581     28,498     10,406     28,026
Fourth year                             10,581     28,497     10,406     28,026
Fifth year                              10,582     28,497     10,406     28,026
Subsequent years                            --         --     10,405     28,025
                                        ------    -------     ------    -------
                                        42,325    113,990     52,029    140,129
                                        ------    -------     ------    -------

                                        52,906    142,488     62,435    168,155
                                        ======    =======     ======    =======

(*)   Registered debentures (Series 1) NIS. 1. - par value each. Every NIS. 55.
      - par value of debentures are convertible into 10 ordinary shares of NIS.
      1. - par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 5 equal annual installments on November 30 in each of the years commencing in 1998 and ending in 2002. As of the balance sheet date, there were 34,374,877 outstanding debentures. The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 46,406 thousand at the balance sheet date.

(**) Registered debentures (Series 2) NIS. 1. - par value each. Every NIS. 5 par value of debentures are convertible into an ordinary share of NIS. 1. par value. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price of conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 5 equal annual installments on November 30 in each of the years commencing in 1998 and ending in 2002. As of the balance sheet date, there were 100,838,880 outstanding debentures. The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 133,107 thousand at the balance sheet date.

Accrued interest is included in "Accounts Payable" in current liabilities.

Regarding collaterals see Note 25.

      C.    Debentures convertible into shares of a subsidiary

                                                     December 31,  December 31,
                                                     ------------  ------------
                                                        1997           1996
                                                        ----           ----
                                                     Adjusted NIS. (thousands)
                                                     --------------------------
      Debentures (Series 1)                            2,219           4,374
      Less - current portion                           2,219           2,187
                                                       -----           -----
                                                          --           2,187
                                                       =====           =====

      Yearly installments:

                                                     December 31,  December 31,
                                                     ------------  ------------
                                                        1997           1996
                                                        ----           ----
                                                     Adjusted NIS. (thousands)
                                                     --------------------------

      First year - current portion                     2,219           2,187
      Second year                                         --           2,187
                                                       -----           -----
                                                       2,219           4,374
                                                       =====           =====

      Pursuant to a public offering prospectus in May 1990, the subsidiary company, Vulcan Batteries Ltd. ("Vulcan"), issued 4,516,750 convertible debentures (Series 1) at par value. The debentures are linked to the Index for April 1990, and bear interest at an annual rate of 0.1%. From the date of issue until December 31, 1997, 755,560 debentures have been converted into shares. As of the balance sheet date there were 940,300 outstanding debentures (Series 1). The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 2,078 thousand at the balance sheet date.

      The balance of debentures is payable on December 31, 1998 and is convertible at any time until December 26, 1998 into Vulcan's ordinary shares of NIS. 1. - par value at a conversion rate of 200% (1 share for every NIS. 2. - par value of debentures converted, subject to adjustments). The conversion of the debentures into shares may dilute Sonol's holding in Vulcan to 81.4% (instead of 83.9% as of the balance sheet date).

      Regarding collaterals - see Note 25.

D. All the aforementioned debentures are listed for trading on the Tel-Aviv Stock Exchange.

NOTE 15 - CUSTOMERS' DEPOSITS

      a. Customer deposits as of December 31, 1997 are calculated on the basis of the expected rate of price updating. Since the previous price update (January 1997), estimated prices of customer deposits increased by 5% (previous year - 4.1%). The deposits are calculated on the basis of their present value at the annual discount rate of 1.75% (previous year - 1.25%).

      b. Customers' deposits include NIS. 41,276 thousand (1996 - NIS. 44,770 thousand) of linkage increments accrued on those deposits (Note 2.L.).

NOTE 16 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET

                                                     December 31,   December 31,
                                                     -------------  ------------
                                                         1997          1996
                                                         ----          ----
                                                     Adjusted NIS.  (thousands)
                                                     -------------  ------------

      Provision for severance pay, net (a)               5,580         5,621
      Less:  deposits in approved funds (*)              1,711         1,539
                                                        ------         -----
                                                         3,869         4,082
      Provision for early retirement pension (**)(b)     5,118         3,892
      Provision for redemption of unutilized
      sick leave (c)                                     1,916         1,898
                                                        ------         -----

                                                        10,903         9,872
                                                        ======         =====

      (*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statement of income.

      (**) Excluding NIS. 1,756 thousand (1996 - NIS. 1,292 thousand) current early retirement pension payable which is included in "Accounts payable".

      a. The liabilities of the Company and its subsidiaries in respect of pension and severance indemnities are fully covered by provisions for severance indemnities, by deposits in approved funds and in managers' insurance policies. The deposits in approved funds and in manager's insurance plans are not included in the financial statements as they are not under the control of the Company.

      b. The provision for pension benefits for early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is up to the time when the employee reaches retirement age and is measured as a fixed percentage of the amount due to the employee from the pension fund upon retirement. The rate of capitalization for computing the provision is 4.5% per annum.

      c. In accordance with the labor agreements between subsidiaries and their employees, retiring employees (men at age 65 and women at age 60 - 65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 50 days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liability. The actuarial calculation is based, inter alia, on a capitalization rate of 3%.

NOTE 17 - LINKAGE OF MONETARY BALANCES

                                        December 31, 1997             December 31, 1996
                                  ---------------------------   ---------------------------
                                             Linked                       Linked
                                   Linked     to                 Linked      to
                                     to     foreign   Unlinked     to     foreign  Unlinked
                                   index    currency   (*)       index   currency    (*)
                                  -------   -------   -------   -------   -------   -------
                                  Adjusted to NIS. (thousands)  Adjusted to NIS. (thousands)
                                  ---------------------------   ---------------------------
Assets:
  Cash and cash equivalent             --     4,224     3,632        --     7,083     3,783
  Marketable securities                60        --     4,295       111        --     5,090
  Trade receivables                 7,275    31,816   449,378     3,395    51,917   446,052
  Accounts receivable              16,021    12,844    32,025     5,828       922    16,546
  Investment in capital notes
  and loans                        12,502        --     1,964    19,841        --        --
  Long-term loans                  63,436     9,851     2,766    42,446     6,849     5,106
                                  -------   -------   -------   -------   -------   -------

                                   99,294    58,735   494,060    71,621    66,771   496,577
                                  =======   =======   =======   =======   =======   =======

Liabilities:
  Credits from banks and others        --    35,461   348,710        --    17,391   251,744
  Trade payables                    2,690     5,488    38,001     4,196   138,988    48,553
  Accounts payables                19,846     6,648    63,938    16,297    45,364    71,576
  Long-term liabilities
  (including current portion)
  and debentures                  156,021   197,129        67    72,719   230,930        --
  Customers' deposits (**)         61,972        --        --    64,438        --        --
  Capital notes                        --        --       215        --        --       230
                                  -------   -------   -------   -------   -------   -------

                                  240,529   244,726   450,931   157,650   432,673   372,103
                                  =======   =======   =======   =======   =======   =======

(*)   Partly bearing interest.

(**) Against the customers' deposit amount, Supergas holds fixed assets on loan to its customers, which are adjusted to the Index in the financial statements. Regarding the linkage of Customers' deposits - see Note 15.

Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 185,991 thousand, Sonol holds fuel and refined products inventory amounting to NIS. 218,238 thousand, which is mainly Emergency inventory valued according to the changes in the rate of exchange of the U.S. dollar as explained in note 2.C.1.

As of December 31, 1997 the balance from free dollar acquisitions from a bank amounted to NIS. NIL thousand (1996 - NIS. 121,739 thousand) - see note 2.N.

NOTE 18 - CAPITAL

a.    Nominal values.

      Consist of:
                                             Authorized        Issued and Paid
                                             ----------        ---------------
                                           December 31,        December 31,
                                           --------------      ---------------
                                           1997      1996      1997       1996
                                           ----      ----      ----       ----
                                           NIS. (thousands)    NIS. (thousands)
                                          -----------------   ------------------
      225,000,000 Ordinary
        shares of NIS. 1. - each          225,000   225,000   122,674    122,674
                                          =======   =======   =======    =======

b.    Earnings per ordinary share

      1. The net income used in computing earnings per NIS. 1. - par value of shares:

                                                    Year ended December 31,
                                                  ----------------------------
                                                   1997      1996       1995
                                                   ----      ----       ----
                                                    Adjusted NIS. (thousands)
                                                  ----------------------------
      The net income used in computing
        primary earnings per share                51,090    54,163     54,695
      Add (Deduct) - theoretical
        income (loss) deriving from:
      Exercise of options (series 2)(*)               --    10,094      6,045
      Conversion of debentures (series 1)          1,235    (2,401)    (1,535)
      Conversion of debentures (series 2)          5,510    (3,974)      (843)
                                                  ------    ------     ------

      Net income used in computing
      diluted earnings per share                  57,835    57,882     58,362
                                                  ======    ======     ======

      * Expired on February 28, 1997. (The balance of stock options outstanding on December 31, 1996 and 1995 is 39,984,108 options).

      2. The par value of shares used in computing earnings per NIS. 1. - par value share:

                                                     Year ended December 31,
                                                  ---------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
                                                   Adjusted NIS. (thousands)
                                                  ---------------------------
            Share capital used in computing
              primary earnings per share          122,674   122,674   122,674
            Add - theoretical share capital
              that may derive from:
            Exercise of options (series 2)
              (see 1. above)                           --    39,984    39,984
            Conversion of debentures (series 1)     6,250     7,500     8,750
            Conversion of debentures (series 2)    20,168    24,201    28,235
                                                  -------   -------   -------
            The total shares used in computing
              diluted earnings per share          149,092   194,359   199,643
                                                  =======   =======   =======

      3. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a discount rate of (12.96 - 4.5%, 12.95 - 4.5%) for securities linked to the Index and 6% (12.96 - 5.5%, 12.95 - 6%) for securities linked to the exchange rate of the U.S. dollar.

NOTE 19 - COST OF SALES

Consist of:

                                                                      Year ended December 31,
                                                              -------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
                                                                     Adjusted NIS. (thousands)
                                                              -------------------------------------
            Materials used:
            ---------------
              Crude oil and refined petroleum products (*)    1,270,501     1,350,364     1,357,068
              Raw materials and auxiliary materials              36,092        39,049        44,286
              Finished luboil products purchased                  4,078         7,164         3,636
                                                              ---------     ---------     ---------
                                                              1,310,671     1,396,577     1,404,990
                                                              ---------     ---------     ---------

            Labor and sub-contract work
            ---------------------------
              Labor (including related expenses)                 13,445        14,073        13,701
              Sub-contract work
              (refining and terminal charges)                     3,479         3,365         7,070
                                                              ---------     ---------     ---------
                                                                 16,924        17,438        20,771
                                                              ---------     ---------     ---------
            Production costs                                     84,658        59,030        56,966
                                                              ---------     ---------     ---------
            Depreciation                                          3,819         3,563         3,459
                                                              ---------     ---------     ---------
            Batteries                                            13,665        15,859        11,914
                                                              ---------     ---------     ---------
            Total cost of sales                               1,429,737     1,492,467     1,498,100
                                                              =========     =========     =========
            Decrease in inventories                             (50,652)      (19,129)      (55,521)
                                                              =========     =========     =========

            (*) Financing income deriving from the erosion of dollar linked credit used as a source of financing purchases of oil inventories is included in Cost of Sales.

NOTE 20 - SELLING AND MARKETING EXPENSES

        Consist of:
                                                 Year ended December 31,
                                               ---------------------------
                                                1997      1996      1995
                                                ----      ----      ----
                                                 Adjusted NIS. (thousands)
                                               ---------------------------
            Salaries                            69,423    64,502    50,432
            Advertising and promotion           14,598    13,707    14,009
            Depreciation and amortization       65,006    62,668    57,368
            Maintenance of buildings, plants
              and filling stations              27,962    29,515    31,161
            Rent                                37,195    37,641    21,062
            Other expenses                      45,332    46,948    45,461
                                               -------   -------   -------

                                               259,516   254,981   219,493
                                               =======   =======   =======

NOTE 21 - GENERAL AND ADMINISTRATIVE EXPENSES

        Consist of:                                Year ended December 31,
                                                 --------------------------
                                                   1997     1996     1995
                                                   ----     ----     ----
                                                  Adjusted NIS. (thousands)
                                                 --------------------------
            Salaries                              29,464   29,148   30,073
            Depreciation and amortization          3,827    3,514    3,475
            Consulting, legal and audit            6,335    5,943    4,891
            Provision for doubtful accounts and
              Bad debts                            5,406    2,345    4,359
            Other expenses                        11,581   10,668   12,611
                                                  ------   ------   ------

                                                  56,613   51,618   55,409
                                                  ======   ======   ======

NOTE 22 - FINANCING INCOME (EXPENSES), NET

        Consist of:                                Year ended December 31,
                                               ------------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                 Adjusted NIS. (thousands)
                                               ------------------------------
            From dollar linked debentures
              convertible to shares             (9,600)    10,904      4,805
            Long-term debt                       3,265      3,424      2,725
            Profit from securities, net          1,504      1,023        227
            Financing income from
              other receivables                 13,126     15,286     22,976
            Erosion of other monetary assets
              and liabilities, net             (32,190)   (50,419)   (42,520)
                                               -------    -------    -------
                                               (23,895)   (19,782)   (11,787)
                                               =======    =======    =======

NOTE 23 - OTHER INCOME, NET

            Consists of:                               Year ended December 31,
                                                    ----------------------------
                                                     1997       1996      1995
                                                     ----       ----      ----
                                                     Adjusted NIS. (thousands)
                                                    ----------------------------
            Rent                                     5,131      4,305     2,497
            Dividends received                         967        899     1,947
            Management fee                           6,538      2,037       803
            Income from construction project:
            Financial income (1)                     2,560         --        --
            Income from the project (2)              6,618         --        --
            Investment in and loan to affiliated
              companies written off (3)             (8,388)        --    (3,550)
            Others                                      89        692     1,165
                                                    ------      -----     -----
                                                    13,515      7,933     2,862
                                                    ======      =====     =====

      (1) The income results as a consideration for a guarantee given by a consolidated subsidiary in favour of a bank that granted a loan to a third party for financing a building project of residential housing. The income is taken into account concurrently with the progress of the project which is at its final stages of completion.

      (2) In the current year an agreement was signed between a consolidated subsidiary together with its partners in the project known as "Rubinstein Towers" and Revadim (Properties) Ltd. (hereafter - Revadin) a subsidiary of Bank Hapoalim Ltd., according to which Revadim acquired a material part of the land and building in the project. The building is in its final stages and has been transferred to Revadim as of the balance sheet date (the registration in the Land Registry Office has not yet been completed). The subsidiary company included in its financial statements the above income after taking into account provisions needed, according to the opinion of the management of the company, for completion of the project.

      (3)   Consists of:

            a. Write-off of investment on cost basis in an affiliated company (14%) in the amount of NIS. 3,441 thousand resulting from a permanent decrease in value.

            b. Provision for the decrease in value of loans granted to an affiliated company (50%) in the amount of NIS. 4,947 thousand (1996 - NIL) (1995 - NIS. 3,550 thousand).

NOTE 24 - TAXES ON INCOME

      a. The Company and most of its subsidiaries are taxed under the Income Tax Law (Inflationary Adjustments) - 1985, effective as of the tax year 1985, which introduced the measurement of results for income tax purposes in real terms. The various adjustments required by the above mentioned law are made in order to align taxation to a real income basis. Nevertheless, the adjustments of the nominal income according to the Income Tax Law are not always identical to the inflationary adjustments made in the financial statements in accordance with the opinion of the Institute of a Certified Public Accountants in Israel. As a result, differences arise between the adjusted income in the statement of income and the adjusted income for income tax purposes.

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

      b.    Deferred taxes

            The deferred taxes are regarding:

                                 Depreciable   Deductions     Liabilities   Others      Total
                                 fixed assets  and losses     for employee
                                               carry forward  rights upon
                                               for tax        retirement
                                               purposes
                                 -----------   -------------  ------------  ------      -----
                                                   Adjusted NIS (Thousands)
                                 -----------------------------------------------------------
            Balance as of
            January 1, 1996      (25,365)       1,912         7,183         15,140      (1,130)
            Changes in 1996        4,710       (1,617)          497           (620)      2,970
                                 -------        -----         -----         ------      ------
            Balance as of
            December 31, 1996    (20,655)         295         7,680         14,520       1,840

            Changes in 1997:
            Current*               5,384          405           964           (567)      6,186
            Regarding previous
            years                  1,784           --            --             --       1,784
                                 -------        -----         -----         ------      ------
            Balance as of
            December 31, 1997    (13,487)         700         8,644         13,953       9,810
                                 =======        =====         =====         ======      ======

            * Includes NIS. 426 thousand accumulated as of the date of acquisition of an initially consolidated subsidiary.

      The deferred taxes presented in the balance sheet as follows:

                                                     December 31,   December 31,
                                                     -------------  ------------
                                                        1997           1996
                                                        ----           ----
                                                     Adjusted NIS.   (thousands)
                                                     -------------  ------------

      Deferred taxes in long-term liabilities              --         (2,830)
      Future tax benefits in current assets             6,066          4,670
      Future tax benefits - long-term -in
      "intangible assets and deferred charges, net"     3,744             --
                                                        -----          -----

                                                        9,810          1,840
                                                        =====          =====

      c. The provision for taxes on income in the statements of income consists of:

                                                  Year ended December 31,
                                           -------------------------------------
                                            1997           1996           1995
                                            ----           ----           ----
                                                  Adjusted NIS. (thousands)
                                           -------------------------------------
      Current taxes including
        inflationary erosion of
        advance tax payments               41,130         41,482         48,132
      Deferred taxes, net                  (7,544)        (2,970)       *(7,728)
                                           ------         ------         ------
                                           33,586         38,512         40,404

      Provisions (Overprovisions)
        pertaining to prior years          (1,176)          (348)        *2,163
                                           ------         ------         ------
                                           32,410         38,164         42,567
                                           ======         ======         ======

      (*)   These provisions were included in deferred taxes.

      d.    Final tax assessments

            Sprint has received final tax assessment through the tax year 1996, Supergas has received final tax assessment through the tax year 1994 and Vulcan has received final tax assessments through the tax year 1993. The Company, Aloc, Sonapco, Chem Ami and Yad Mordechai have received final tax assessments through tax year 1991.

            Sonol has received final tax assessments through the tax year 1990.

      e. Reconciliation between the theoretical tax on the reported income and the tax on income included in the statements of income.

                                                     Year ended December 31,
                                                 -------------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
      Statutory rate of tax                          36%         36%         37%
                                                   ====        ====        ====
                                                     Adjusted NIS. (thousands)
                                                 -------------------------------
      The theoretical tax at the
        applicable tax rate                      30,074      33,548      37,459
      Erosion of advanced tax payments              955       1,561       2,253
      Differences in definition of
        capital and assets for tax
        purposes and others, net                  2,557       3,403       2,855
      Overprovisions in respect of prior years   (1,176)       (348)         --
                                                 ------      ------      ------

                                                 32,410      38,164      42,567
                                                 ======      ======      ======

NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

      A.    Floating and fixed charges

                                      December 31, 1997         Collateralized by
                                  -------------------------     -------------------------------
                                  Adjusted NIS. (thousands)
                                  -------------------------

Short-term bank credits                    1,558                Floating charges on current
                                                                assets of the main subsidiaries

Short-term Loans from banks              380,037                Floating charges on current
                                                                assets of Sonol.

Accounts payable and credit                                     Floating charges on current
 balances including accrued                3,054                assets of Sonol.
 interest on short-term bank
 loans

Long-term bank loans                     152,553                Floating charge on current
                                                                assets of Sonol, Sonol Shani
                                                                Agencies Ltd., fixed charges on
                                                                all the assets of Vulcan and
                                                                fixed charges on part of the
                                                                fixed assets of Milchen Sonol
                                                                Agency Ltd., Sonol Dan Ltd.
                                                                and Motoricka Ltd.

Investment grants                              -                Floating charges on all Vulcan's
                                                                assets guaranteeing the
                                                                fulfillment of the terms related
                                                                to the receipt of such grants.
                                                                Although final approval has been
                                                                received the charges have not yet
                                                                been cancelled.

Convertible debentures of a                                     Senior floating charge equal in
subsidiary                                 2,219                standing to all other senior
                                                                floating charges on all the
                                                                assets of Vulcan.

Convertible debentures                                          Floating charge subordinated
(Including interest)                     195,695                to other floating charges on
                                                                all the assets of the Company.

      B.    Liabilities and contingencies

            1.    Indemnification and Insurance of directors and senior officers

                  The Articles of Association of the Company enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

            2.    Pending litigation

                  a. Claims (mainly legal claims) arising in the normal course of business have been lodged against subsidiaries and affiliated companies. Regarding part of the said claims appropriate provisions have been made. In the opinion of the companies' management, based on the opinions of legal counsels, the provisions made are sufficient to cover the reasonable costs.

                  b. A claim has been submitted against Sonol by a customer owning land leased to Sonol on which a filling station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff and a monetary claim against Sonol in the amount of approximately NIS. 5.5 million. In the opinion of Sonol's legal counsel the claim's prospects (as far as the monetary claims is concerned) are weak.

                  c. As a result of arbitration proceedings between the Fuel Authority and the Agents' organization and station owners, in which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's ruling has been confirmed by the district court. The Fuel Authority has, in turn, demanded that the fuel marketing companies pay for the depreciation (to the extent payable) to the station owners since it claims that the depreciation component was previously recognized by the Fuel Authority within the framework of the Price Structure. In the opinion of Sonol's legal counsel, there is no basis for the Fuel Authority's demand. In accordance with the arbitration ruling twenty five third party proceedings have been filed by the Government against Sonol regarding claims filed against the Government by station owners for the reimbursement of the investment in the construction of stations. The total amounts to NIS. 36.1 million and it is the opinion of the company's legal counsel, that there is no basis for these claims as far as they related to Sonol.

                  d. Three claims were lodged against an affiliated company and against its shareholders, which include Sonol. The total amount of the claims is approximately NIS. 55 million pertain to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff alleges) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have found a sound defense against the claims.

                  e. A filling station operator, who received operating rights within the framework of the invalid arrangement between the invalids and the rehabilitation department of the Ministry of Defense, the Israel Lands Authority and the fuel companies, has filed a claim in court against Sonol for a ruling declaring the cancellation of agreements between him and Sonol claiming them to be restrictive trade agreements in accordance with the Law for Restrictive Trade Agreements. In the opinion of Sonol's legal counsel, it is too early to determine the defense's prospects at this early state of deliberations.

                  f. In August 1994, Vulcan received a purchase tax assessment in the amount of approximately NIS. 1.7 million, net of the income tax effect, representing tax differences, linkage increments, interest and penalties for the period of January 1990 through May 1994. In September 1994, Vulcan submitted a protest against the aforesaid assessment, which in July 1995, was dismissed. In the Vulcan's opinion, based on the opinion of its legal counsel, there is a reasonable chance that Vulcan's position will be accepted by the Court. Should Vulcan's protest be dismissed by the District Court, Vulcan will also be assessed for tax differences for the period from June 1994 and thereafter. No provision has been provided in Vulcan's financial statements for the above.

                  g. A competing fuel company has filed a claim in the district court requesting a ruling that all of Sonol's agreements with filling stations are restrictive trade agreements and therefore, invalid. The court dismissed the claim and an appeal to the supreme court has been filed.

      C. The consolidated subsidiary companies are committed as of the balance sheet date as follows:

      1.    Commitments:                             Adjusted NIS. (thousands)
                                                     -------------------------

      Acquisition of fixed assets                              133,732
      Suppliers of fuel, luboils and parts                      83,949
      Rental leases and obligations in
        accordance with signed agreements with
        agencies for the use of their outlets
        for marketing Sonol's products over
        various periods (*)                                    382,570
      Lease obligation for a computer and other
        equipment over periods of up to five years                 744

      (*) The rental liability for each of the years following December 31, 1997 as follows:

      1998                                                      31,704
      1999                                                      31,445
      2000                                                      29,593
      2001                                                      25,116
      2002                                                      20,535
      2003 and thereafter                                      244,177
                                                               -------
                                                               382,570
                                                               =======

      2.    Commitments for investments:

            a. In 1996 a consolidated company signed a conditional agreement for its participation in a limited partnership to establish a tourist attraction. The investment by the consolidated subsidiary (including loans and guarantees) is expected to reach an amount of up to NIS.15,000 thousands linked to the representative rate of the U.S. dollar, for which it will obtain a 35% share in the limited partnership.

            b. In 1996, a consolidated subsidiary entered into a contractual agreement with the company, A.P.S.K. Hom Tov (1993) Ltd. (hereafter A.P.S.K.). Subject to pre-conditions not yet fulfilled, the consolidated subsidiary intends to invest approximately NIS. 5,600 thousands linked to the representative rate of the U.S. dollar in return for 50.1% of A.P.S.K.'s share capital. Non fulfillment of the pre-existing conditions may cause the retroactive cancellation of the agreement.

            c. In 1997, the Company, through a consolidated subsidiary signed an agreement to invest in a venture capital fund the amount of NIS. 4,400 thousand. As of the balance sheet date, the Company invested approximately NIS. 1,300 thousand.

            d. In 1997, a consolidated subsidiary signed an agreement to acquire rights in land and building to be erected, in which its offices will be located. The consolidated subsidiary committed itself to invest NIS. 20,000 thousand of which NIS. 5,700 thousand has been paid as of the balance sheet date.

            e. In 1997, the Company committed itself to grant a loan in the amount of NIS. 1,414 thousand to an affiliated company. As of the balance sheet date, the amount of NIS. 431 has not yet been granted.

      D. The consolidated subsidiaries have contingent liabilities as of the balance sheet date in respect of:

                                                       Adjusted NIS. (thousands)
                                                       -------------------------

1.    Acquisition of crude oil and refined
      products - open letters of credit.                           2,616

2.    The consolidated subsidiary Supergas
      has given a guarantee in favor of a bank
      regarding a loan given by the bank to a
      partnership (in which Supergas is a partner).                  496

3.    Various guarantees.                                          5,370

4.    Sonol is a guarantor to a bank for loans
      granted by the bank to a filling station
      owner who has leased the station to Sonol.                   2,935

5.    Sonol is a guarantor to a bank on account of
      a loan granted by the bank to one of Sonol's
      agencies.                                                      898

6.    Sonol has given a guarantee to one of its
      customers on account of a tender for the
      supply of fuel products.                                     2,000

7.    Vulcan has given a guarantee to a government
      agency assuring the supply of its products.
      The guarantee is collateralized by a floating
      charge on all the assets of Vulcan                           1,300

8.    Sonol is a guarantor to a bank on account of
      a loan granted by the bank to an affiliated
      company for financing acquired equipment.                      796

9.    Sonol has guaranteed compensation to one of
      its suppliers for any damages caused to the
      supplier as a result of the temporary remedy
      given to Sonol by the court, if it becomes
      evident that there was no basis for Sonol's
      request from the court.                                      1,081

10.   The consolidated subsidiary Granite Properties
      is a guarantor to a bank regarding a loan granted
      by the bank to an affiliated company. The
      guarantee is unlimited but should not exceed the
      share of each shareholder in the total amount of
      loan granted to the affiliated company.                      4,195

11.   Guarantees given to Customs and Excise
      Department for payment of customs duty, purchase
      and other taxes that may be due to that Department
      by the Company, Sonol and a related Company.            Unlimited amount

      E.    Credit Risks

            1. The maximal credit risks of the Company regarding its financial assets do not exceed the book value of the financial assets less the existing collaterals held by the Company.

            2. Concentration of credit risks are created by the fact, that the consolidated company's customers and long-term debtors (long-term loans granted) are of similar character (fuel agencies). The highest balance due from any agent is NIS. 51 million included partly in current assets - customers - and partly in long-term loans.

                  Against amounts due from customers, the Company has some collaterals as are acceptable in the industry.

                  The financial statements include specific provisions for receivables the collection of which is doubtful in the opinion of the management.

NOTE 26 - RULING BY THE CONTROLLER OF RESTRICTIVE TRADE PRACTICES AND PROPOSED LAW FOR THE FUEL SECTOR

      A. Sonol and Delek the Israel Fuel Corporation Ltd. (hereinafter "Delek") jointly own the rights to the "Dalkan 2000", a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997 the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the "Dalkan 2000" system by Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, both Sonol and Delek agreed to separate the "Dalkan 2000" system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preference, to enter into an agreement with either of the companies. The implementation of the separation agreement will be carried out in stages up to the end of March 1998.

      B. A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators passed its first reading in the previous Knesset. The Economics Committee of the current Knesset has decided that the rule of "Continuity" will be in effect regarding this proposal which is awaiting its second and third reading in the Knesset.

      C. A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the president of the Supreme Court and law faculties for their initial comments.

      At this stage, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general and on Sonol in particular.

NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

      a.    Income and expenses from interested and related parties.

            1.    Consist of:

                                                                     Year ended December 31,
                                            -------------------------------------------------------------------
                                                     1997                   1996                  1995
                                                     ----                   ----                  ----
                                                                    Adjusted NIS. (thousands)
                                            -------------------------------------------------------------------
                                            Interested   Related   Interested   Related    Interested   Related
                                            parties      parties   parties      parties    parties      parties
                                            -------      -------   -------      -------    -------      -------

            Finance expenses                  1,120         131       77            --        261          --
            Finance income                       --         450       --           502        320         686
            Income from Management Services      --       6,305       --         2,146         --         772

            2. Transactions with interested and related parties are conducted in the normal course of business and according to normal credit terms and do not exceed 10 % of the company's transactions.

                  The Company has been granted an exemption in accordance with paragraph 64(3)D of the Securities Regulations (Preparation of Annual Financial Statements (correction)] - 1995 from the requirement to disclose transactions with interested parties and affiliated companies made during the normal course of business of the Company.

            3. Sonol purchases most of the fuel products from the Oil Refineries Ltd. which is obligated to supply its products to the fuel marketing companies at the refineries gate price which is under Government control.

      b.    Benefits to interested parties

                                                       Year ended December 31,
                                                      -------------------------
                                           Number     1997       1996      1995
                                             of       ----       ----      ----
                                           persons    Adjusted NIS. (thousands)
                                           -------    -------------------------
                  1.  Interested party
                      employed by the
                      company                 1      1,406       1,305   * 2,248

                  2.  Directors              13        663  **     487      780

            * Includes former interested party who completed his term during 1995.

            ** Includes NIS. 201 thousand cancellation of over provision from 1995.

NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

            c.    Balances with interested and related parties

                                            December 31, 1997        December 31,1996
                                            -------------------      -----------------
                                                     Adjusted NIS. (thousands)
                                            ------------------------------------------
                                            Interested  Related    Interested  Related
                                            parties     parties    parties     parties
                                            ----------  -------    ----------  -------
            Current assets:
              Trade receivables              9,023       2,613        454       3,586
              Accounts receivable               --         693         --         243
                                            ------      ------     ------      ------
                                             9,023       3,306        454       3,829
                                            ======      ======     ======      ======
            Loans and capital notes
              to subsidiary companies           --      14,466         --      19,032
                                            ======      ======     ======      ======

            The highest balance with
              interested parties during
              the year                       9,491                 13,295
                                            ======                 ======

            Current liabilities:
              Credits from banks
              and others                        --       2,575     10,699          --
              Trade payables                    --       2,381         --       2,652
              Accounts payable                  --         258      1,176         262
                                            ------      ------     ------      ------
                                                --       5,214     11,875       2,914
                                            ======      ======     ======      ======
            The highest balance
              with interested
              parties during
              the year                      15,454                 11,875
                                            ======                 ======

NOTE 28 - FINANCIAL STATEMENTS TRANSLATED  INTO U.S. DOLLARS

      The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical nominal New Israel Shekels.

      The translated consolidated financial statements, stated in U.S. dollars, have been prepared in accordance with generally accepted accounting principals for use in connection with the preparation of the financial statements of a U.S. shareholder.

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

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   Translated to U.S. Dollars
                                                         December 31,
                                                   --------------------------
                                                         1997      1996
                                                         ----      ----
      Current assets
       Cash and cash equivalents                      2,220           3,122
       Marketable securities                          1,232           1,512
       Trade receivables                            138,228         149,908
       Accounts receivable                           21,991         *10,074
       Inventories                                   76,737          92,511
                                                    -------         -------
                                                    240,408         257,127
                                                    -------         -------

      Investments, long-term loans and
        debit balances
       Subsidiaries, affiliated companies
        and others                                   36,766         *34,475
       Long-term loans                               21,509          15,640
       Future tax benefits (II)                         623             186
                                                    -------         -------
                                                     58,898          50,301
                                                    -------         -------

     Fixed assets
       Cost                                         246,381         229,688
       Less: Accumulated depreciation               112,240          99,173
                                                    -------         -------
                                                    134,141         130,515
                                                    -------         -------

      Intangible assets and deferred charges, net    12,564           8,749
                                                    -------         -------

                                                    446,011         446,692
                                                    =======         =======

*  Reclassified

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               Translated to U.S. Dollars
                                               --------------------------
                                                     December 31,
                                               --------------------------
                                                    1997      1996
                                                    ----      ----
     Current liabilities
       Credits from banks and others               127,285    77,595
       Current portion of convertible
         debentures                                 11,387    11,387
       Trade payables                               13,066    55,125
       Accounts payable                             25,729   *38,397
                                                   -------   -------
                                                   177,467   182,504
                                                   -------   -------

     Long-term liabilities
       Long-term loans                              25,365    19,527
       Debentures convertible into shares
         of the company (I)                         43,161    53,657
       Debentures convertible into shares
         of a subsidiary                                --       629
       Customers' deposits                          17,526    18,526
       Liabilities for employee rights upon
         retirement, net                             3,084     2,838
       Capital notes issued by a consolidated
         company                                        61        66
                                                   -------   -------

                                                    89,197    95,243
                                                   -------   -------

     Minority interest                               2,813     2,618
                                                   -------   -------

     Shareholders' equity                          176,534   166,327
                                                   -------   -------

                                                   446,011   446,692
                                                   =======   =======

*  Reclassified

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                  Translated to U.S. Dollars
                                            ------------------------------------
                                                    Year ended December 31,
                                            ------------------------------------
                                              1997        *1996         *1995
                                              ----         ----          ----
Revenues:
  Sales                                     873,668       871,091       769,066
  Less: Government imposts                  352,963       337,685       266,939
                                            -------       -------       -------

  Net sales                                 520,705       533,406       502,127
  Other income, net                           5,137         2,777           811
                                            -------       -------       -------
                                            525,842       536,183       502,938
                                            -------       -------       -------

Costs and expenses:
  Cost of sales                             403,680       417,201       398,125
  Selling, general and
    administrative expenses                  70,695        68,804        58,139
  Depreciation and amortization              14,251        12,756        10,874
  Financing expenses, net                     7,558         6,033         3,212
                                            -------       -------       -------
                                            496,184       504,794       470,350
                                            -------       -------       -------
Operating income before taxes
  on income                                  29,658        31,389        32,588
Taxes on income                              10,494        10,554        11,663
                                            -------       -------       -------
Operating income after taxes
  on income                                  19,164        20,835        20,925
Company's share in income
  (loss) of affiliates, net                    (865)            2          (759)
Minority interest in income of
  consolidated subsidiaries                      10          (557)         (285)
                                            -------       -------       -------

Net income for the year                      18,309        20,280        19,881
                                            =======       =======       =======

Earnings per ordinary share:

Primary                                        0.15          0.17          0.16
                                            =======       =======       =======

Fully diluted                                  0.13          0.14          0.14
                                            =======       =======       =======

*  Reclassified.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                     Translated to U.S. Dollars
                                     ----------------------------------------------
                                                Unrealized
                                                   Gain on                 Retained
                                     Capital    Securities  Reserves(II)   Earnings     Total
                                     -------    ----------  ------------   --------     -----
Balance as at January 1, 1995:        55,735         --        36,006       64,052     155,793

Changes in 1995:

Net income for the year                   --         --            --       19,881      19,881

Dividend paid (III)                       --         --            --      (21,107)    (21,107)
                                      ------      -----        ------       ------     -------

Balance as at December 31,
  1995 (III)                          55,735         --        36,006       62,826     154,567

Changes in 1996:

Net income for the year                   --         --            --       20,280      20,280

Dividend paid                             --         --            --       (8,520)     (8,520)
                                      ------      -----        ------       ------     -------

Balance as at December 31, 1996       55,735         --        36,006       74,586     166,327

Changes in 1997:

Net income for the year                   --         --            --       18,309      18,309

Net unrealized gain on securities
  available for sale                      --        379            --           --         379

Dividend paid                             --         --            --       (8,481)     (8,481)
                                      ------      -----        ------       ------     -------

Balance as at December 31, 1997       55,735        379        36,006       84,414     176,534
                                      ======      =====        ======       ======     =======

      (I) During 1992, the Company completed an initial public offering of shares, options and debentures, as well as a second public offering of debentures and options to purchase debentures.

            The proceeds of the public offerings have been allocated to the securities issue on the basis of their fair market prices at the beginning of trading on the stock exchange. As a result, the debentures are carried at their discounted values as follows:

                                                      U.S. Dollars (thousands)
                                                      ------------------------
                                                              December 31,
                                                      ------------------------
                                                        1997            1996
                                                        ----            ----

            Debentures (Series 1 and 2) - face value   55,258          66,295
            Discount (Series 1) (*)                     1,339           1,880
                                                       ------          ------
                                                       53,919          64,415
            Less current portion                       10,758          10,758
                                                       ------          ------

                                                       43,161          53,657
                                                       ======          ======

            (*) The discount is being amortized over the remaining period until maturity.

            See note 14.B.

      (II) In the said public offering the Company issued stock options to employees. The excess of the value of the options granted over the cost to the employees in the amount $ 1,296 thousand was charged to the statement of income and credited to capital reserves. On this amount the Company recorded deferred tax benefits in the amount of $ 548 thousand which is recognized for tax purposes when such options are transferred to the employees and income tax is paid thereon. As of the balance sheet date, the balance of deferred tax benefits is $ NIL (1996 - $ 120 thousand).

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

      (IV) The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1997, the adoption of SFAS 121 did not have a material effect on the Company.

                  LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES



                                                        Holding and Control
                                                        at balance sheet date
                                                        ---------------------
Consolidated Subsidiaries                                        %
-------------------------                                      -----

Sonol Israel Ltd.                                              100
Vulcan Batteries Ltd.                                           84
Sprint Motors Ltd.                                             100
Sprint Motors Agencies (1995) Ltd.                             100
Milchen Sonol Agency Ltd.                                       67
Sonol J-M Ltd.                                                  70
Sonol Dan Ltd.                                                 100
Allied Oils and Chemicals Ltd.                                 100
Sonol Yad Mordechai (1972) Ltd.                                 59
Chem Ami Ltd.                                                  100
Sonapco Bank Street Corporation                                100
Supergas Israel Gas Distribution Company Ltd.                  100
Supergas Hanegev Ltd.                                           65
Supergas Rehovot 89 Ltd.                                        90
Supergas Heating (1984) Ltd.                                   100
Granite Hacarmel Holdings (1993) Ltd.                          100
Granite Hacarmel Properties (1993) Ltd.                        100
Granite Hacarmel O.Y. Holdings Ltd.                            100
Granite Hacarmel Development Holdings Ltd.                     100
Granite Hacarmel Development Ltd.                              100
Granite Hacarmel Industries Holdings Ltd.                      100
Granite Hacarmel Industries Ltd.                               100
Granite Hacarmel Y.A. Holdings Ltd.                            100
Granite Hacarmel NZV Holdings Ltd.                             100
Granite Hacarmel Motoricka Holdings Ltd.                       100
Granite Hacarmel Energy (1997) Ltd.                            100
Granite Hacarmel Energy Holding Ltd.                           100
Motoricka Ltd.                                                  51
Sonol Agencies Shovas (1996) Ltd.                               60
Sonol Cnaan Ltd.                                                51
Sonol Shani Agencies Ltd.                                       51

Affiliated Companies
--------------------

Aviation Services Ltd.                                          22.5
Tanker Services Ltd.                                            25
United Petroleum Export Company Ltd.                            25
Otzem Promotion and Investments Ltd.                            50
Texma Chemicals Ltd.                                            50
Yarok Az Ltd.                                                   22.9
Etzion Gas Products Ltd.                                        50
Lev Magor Management and Services Ltd.                          50
Park Cible Management and Holdings Ltd.                         50
Nitzba Holdings (1995) Ltd.                                     10
Orpak Industries (1983) Ltd.                                    10

The above list does not include inactive and/or immaterial affiliated companies and other companies.

                              OPHIR HOLDINGS LTD.
                            (An Israeli corporation)
                               1997 ANNUAL REPORT

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                               1997 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
AUDITORS' REPORT..........................................................................................    129
FINANCIAL STATEMENTS--OF THE COMPANY AND CONSOLIDATED
  --IN ADJUSTED NEW ISRAELI SHEKELS (NIS):
  Balance sheets..........................................................................................    131
  Statements of income....................................................................................    133
  Statements of changes in shareholders' equity...........................................................    134
  Statements of cash flows................................................................................    135
  Notes to financial statements...........................................................................    137

                  [LOGO]

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of
OPHIR HOLDINGS LTD.

    We have audited the financial statements of Ophir Holdings Ltd. (hereafter--the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets as of December 31, 1997 and 1996 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We did not audit the financial statements of certain subsidiaries, whose assets constitute approximately 22% and 25% of total consolidated assets as of December 31, 1997 and 1996, respectively, and whose revenues constitute approximately 11%, 13% and 25% of total consolidated revenues and gains for the years ended December 31, 1997, 1996 and 1995, respectively. We did not audit the financial statements of certain associated companies, the Company's interest in which as reflected in the balance sheets as of December 31, 1997 and 1996 is adjusted NIS 182,157,000 and adjusted NIS 106,965,000, respectively, and the Company's share in excess of profits over losses of which is a net amount of adjusted NIS 7,592,000 in 1997, adjusted NIS 10,361,000 in 1996 and adjusted NIS 2,313,000 in 1995. The data for the year ended December 31, 1995 have been restated, as explained in note 1o. The financial statements of those subsidiaries and associated companies were audited by other independent auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based solely on the reports of the other independent auditors.

    We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, either due to error or to intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other independent auditors provide a fair basis for our opinion.

    The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 13.

                                    [LOGO]

    In our opinion, based upon our audits and the reports of the other independent auditors, the aforementioned financial statements present fairly, in all material respects, the financial position--of the Company and consolidated--as of December 31, 1997 and 1996 and the results of operations, changes in shareholders' equity and cash flows--of the Company and consolidated--for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

    Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income or loss and shareholders' equity to the extent summarized in note 14.

    The special condensed consolidated financial statements which are presented in note 14 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standard No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.

                                          /s/ KESSELMAN & KESSELMAN
                                          --------------------------------------
                                          Kesselman & Kesselman
                                          Certified Public Accountants (Isr.)

Tel-Aviv, Israel
March 16, 1998

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                                 BALANCE SHEETS

                        IN ADJUSTED NEW ISRAELI SHEKELS

                                                                             CONSOLIDATED          THE COMPANY
                                                                         --------------------  --------------------
                                                                             DECEMBER 31           DECEMBER 31
                                                                         --------------------  --------------------
                                                                NOTE       1997       1996       1997       1996
                                                              ---------  ---------  ---------  ---------  ---------
                                                                             IN THOUSANDS          IN THOUSANDS
                           ASSETS                                7c
CURRENT ASSETS:.............................................     11
  Cash and cash equivalents.................................                39,156      2,108     38,863      2,097
  Short-term loans receivable from associated companies (the
    Company--and from subsidiaries).........................     10b        12,216      9,616     37,501     54,225
  Short-term investments....................................     12a         5,327      5,587      5,327      5,587
  Accounts receivable.......................................     12b         3,626      3,401        555      1,092
  Buildings under construction, net of advances from
    purchaser...............................................     5b          8,682     15,860      8,682
  Capital notes from shareholders...........................     10b                    8,559                 8,559
  Deferred income taxes.....................................     9b          1,895      3,973      1,895
                                                                         ---------  ---------  ---------  ---------
      Total current assets..................................                70,902     49,104     92,823     71,560
                                                                         ---------  ---------  ---------  ---------

LAND--BUSINESS INVENTORY....................................    7a(4)       12,514     11,773
                                                                         ---------  ---------

INVESTMENTS:
  Subsidiaries..............................................      2                               40,485     35,202
  Associated companies......................................      3        229,298    252,918    182,638    202,457
  Other companies...........................................      4          8,001     12,140      8,001     12,140
  Long-term bank deposit....................................   11;12c       10,353                10,353
                                                                         ---------  ---------  ---------  ---------
                                                                           247,652    265,058    241,477    249,799
                                                                         ---------  ---------  ---------  ---------
FIXED ASSETS, net of accumulated depreciation...............      5         78,448    112,193     34,882     67,765
                                                                         ---------  ---------  ---------  ---------
                                                                           409,516    438,128    369,182    389,124
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

            /s/ DR. Y. GLEITMAN
-------------------------------------------
              Dr. Y. Gleitman
     CHAIRMAN OF THE BOARD OF DIRECTORS

               /s/ Y. KAPLAN
-------------------------------------------
                 Y. Kaplan
             MANAGING DIRECTOR

Date of approval of the financial statements: March 16, 1998

                                                                            CONSOLIDATED          THE COMPANY
                                                                        --------------------  --------------------
                                                                            DECEMBER 31           DECEMBER 31
                                                                        --------------------  --------------------
                                                              NOTE        1997       1996       1997       1996
                                                           -----------  ---------  ---------  ---------  ---------
                                                                            IN THOUSANDS          IN THOUSANDS
          LIABILITIES AND SHAREHOLDERS' EQUITY                 7c
CURRENT LIABILITIES:.....................................      11
  Bank credit............................................      12d         21,879     45,112     20,100     42,968
  Short-term loans from shareholders.....................      10b                    37,332                37,332
  Accounts payable and accruals..........................      12e         12,341     12,301     11,924      4,103
  Dividend payable.......................................                  25,000                25,000
  Deferred income taxes..................................      9b                                              948
                                                                        ---------  ---------  ---------  ---------
      Total current liabilities..........................                  59,220     94,745     57,024     85,351
                                                                        ---------  ---------  ---------  ---------
LONG-TERM LIABILITIES:
  Bank loans (net of current maturities).................     6;11        114,520    132,947     89,556    106,499
  Payables in respect of acquisition of land-- business
    inventory--related parties...........................   7a(4);10b      12,026     11,773
  Deferred income taxes..................................      9b           1,148      1,389
                                                                        ---------  ---------  ---------  ---------
      Total long-term liabilities........................                 127,694    146,109     89,556    106,499
                                                                        ---------  ---------  ---------  ---------
COMMITMENTS AND CONTINGENT LIABILITIES...................       7
                                                                        ---------  ---------  ---------  ---------
      Total liabilities..................................                 186,914    240,854    146,580    191,850
SHAREHOLDERS' EQUITY.....................................       8         222,602    197,274    222,602    197,274
                                                                        ---------  ---------  ---------  ---------
                                                                          409,516    438,128    369,182    389,124
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                              STATEMENTS OF INCOME

                        IN ADJUSTED NEW ISRAELI SHEKELS

                                                                          CONSOLIDATED                      THE COMPANY
                                                                 -------------------------------  -------------------------------
                                                        NOTE       1997       1996       1995       1997       1996       1995
                                                     ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          IN THOUSANDS                     IN THOUSANDS
REVENUES AND GAINS:
  From lease of buildings..........................     10a          5,540      5,495      5,533
  Share in profits of associated companies-- net...      3           8,608     11,209     *3,481      6,938      9,846     *2,619
  Profits of subsidiaries--net.....................      2                                            5,482      1,424      1,709
  Gain on dilution of holding in associated
    companies resulting from issuance of shares to
    a third party--net.............................      3           6,743     20,113        665      6,743     20,113        665
  Gain from sale of investments in associated
    companies......................................      3         117,813     13,886        788    117,813     13,886        788
  Gain from sale and increase in value of quoted
    shares.........................................                  6,517                 7,963      6,517                 7,963
  Dividend received from another company...........                    354        112        296        354        112        296
  Management fees from associated company (the
    Company--and from a subsidiary)................     10a          1,272      1,192      1,017      1,182      1,103      1,105
  Capital gain from sale of building under
    construction...................................                  9,351
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                   156,198     52,007     19,743    145,029     46,484     15,145
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
EXPENSES AND LOSSES:
  Depreciation of buildings........................                    940        958      1,005
  Write-down of investments in other companies.....      4           5,731      2,675      1,217      5,731      2,675      1,217
  Loss from decrease in value of quated shares.....                             2,659                            2,659
  General and administrative expenses..............   10a;12h        4,483      2,177      1,822      1,860        478        391
  Capital loss from sale of fixed assets...........                               416
  Financial expenses--net..........................   10a;12i        5,584      8,089      6,614      3,368      6,568      5,181
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                    16,738     16,974     10,658     10,959     12,380      6,789
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
INCOME BEFORE TAXES ON INCOME......................                139,460     35,033      9,085    134,070     34,104      8,356
TAXES ON INCOME....................................      9          31,007      6,143      3,462     25,617      5,214      2,733
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
NET INCOME FOR THE YEAR............................                108,453     28,890      5,623    108,453     28,890      5,623
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------  ---------

------------------------

*   Restated, see note 1o.

    The accompanying notes are an integral part of the financial statements.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                  DIFFERENCES FROM
                                                                                                   TRANSLATION OF
                                                                                                  FOREIGN CURRENCY
                                                                                                      FINANCIAL
                                                                                                     STATEMENTS
                                                                                                 OF A SUBSIDIARY AND
                                                                                                     ASSOCIATED
                                                                 SHARE      CAPITAL   RETAINED        COMPANIES
                                                                CAPITAL     SURPLUS   EARNINGS      (NOTE 1B(4))        TOTAL
                                                              -----------  ---------  ---------  -------------------  ---------
                                                                                        IN THOUSANDS
BALANCE AT JANUARY 1, 1995..................................       2,428      51,935    118,016          (3,668)        168,711
CHANGES DURING 1995:
  Net income................................................                             *5,623                          *5,623
  Erosion of capital notes issued to the Company by
    shareholders............................................                               (770)                           (770)
  Company's share in erosion of capital note issued by an
    associated company to a subsidiary......................                               (137)                           (137)
  Differences from translation of foreign currency financial
    statements of a subsidiary and associated companies.....                                             (1,407)         (1,407)
                                                                   -----   ---------  ---------          ------       ---------
BALANCE AT DECEMBER 31, 1995................................       2,428      51,935    122,732          (5,075)        172,020
CHANGES DURING 1996:
  Net income................................................                             28,890                          28,890
  Erosion of capital notes issued to the Company by
    shareholders............................................                               (906)                           (906)
  Company's share in erosion of capital note issued by an
    associated company to a subsidiary......................                               (191)                           (191)
  Differences from translation of foreign currency financial
    statements of a subsidiary and associated companies.....                                             (2,539)         (2,539)
                                                                   -----   ---------  ---------          ------       ---------
BALANCE AT DECEMBER 31, 1996................................       2,428      51,935    150,525          (7,614)        197,274
CHANGES DURING 1997:
  Net income................................................                            108,453                         108,453
  Company's share in erosion of capital note issued by an
    associated company to a subsidiary......................                               (132)                           (132)
  Differences from translation of foreign currency financial
    statements of a subsidiary and associated companies.....                                              7,389           7,389
  Dividend..................................................                            (90,382)                        (90,382)
                                                                   -----   ---------  ---------          ------       ---------
BALANCE AT DECEMBER 31, 1997................................       2,428      51,935    168,464            (225)        222,602
                                                                   -----   ---------  ---------          ------       ---------
                                                                   -----   ---------  ---------          ------       ---------

------------------------

*   Restated, see note 1o.

    The accompanying notes are an integral part of the financial statements.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                            STATEMENTS OF CASH FLOWS

                        IN ADJUSTED NEW ISRAELI SHEKELS

                                                                       CONSOLIDATED                      THE COMPANY
                                                              -------------------------------  -------------------------------
                                                                1997       1996       1995       1997       1996       1995
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                       IN THOUSANDS                     IN THOUSANDS
                                                              ----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income for the year...................................    108,453     28,890    **5,623    108,453     28,890    **5,623
  Adjustments required to reflect the cash flows from
    operating activities*...................................   (114,716)   (28,040)    (5,851)  (112,806)   (30,447)    (7,004)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
  Net cash provided by (used in) operating activities.......     (6,263)       850       (228)    (4,353)    (1,557)    (1,381)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in associated companies (including capital
    notes and loans)........................................     (5,739)               (5,338)    (5,739)              (81,950)
  Investment in other companies.............................     (2,126)    (3,220)    (2,160)    (2,126)    (3,220)    (2,160)
  Investment in fixed assets and in buildings under
    construction............................................    (26,005)   (30,154)   (40,777)   (24,072)   (25,840)   (30,027)
  Long-term bank deposit....................................    (10,353)                         (10,353)
  Short-term bank deposit...................................     (5,385)                          (5,385)
  Increase in land--business inventory......................       (488)
  Proceeds from sale of short-term investments, net of
    related taxes...........................................     11,162                19,411     11,162                19,411
  Proceeds from sale of shares in associated companies, net
    of related taxes........................................    141,920     14,786      1,674    141,920     14,786      1,674
  Proceeds from sale of investment in another company.......        568                              568
  Proceeds from sale of fixed assets........................                   763                                      19,411
  Proceeds from sale of building under construction, net of
    related taxes...........................................     20,703
  Decrease (increase) in short-term loans granted to
    associated companies (the Company--and subsidiaries)....     (2,600)      (723)    (1,219)    16,724      3,460     58,271
  Collection of capital notes from an associated company....      7,987      1,149      1,552      3,215      1,149      1,552
  Advances from purchasers of building under construction...     48,195     10,119                48,195
                                                              ---------  ---------  ---------  ---------  ---------  ---------
  Net cash provided by (used in) investing activities.......    177,839     (7,280)   (26,857)   174,109     (9,665)   (33,229)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Discharge of long-term bank loans.........................    (17,279)    (5,877)   (10,222)   (16,109)      (695)    (3,350)
  Increase (decrease) in short-term loans from
    shareholders--net.......................................    (37,332)     6,575       (554)   (37,332)     6,575       (554)
  Discharge of capital notes from shareholders..............      8,559                            8,559
  Dividend paid.............................................    (65,382)                         (65,382)
  Increase (decrease) in short-term bank credit--net........    (23,094)     6,846     19,636    (22,726)     6,471     20,266
                                                              ---------  ---------  ---------  ---------  ---------  ---------
  Net cash provided by (used in) financing activities.......   (134,528)     7,544      8,860   (132,990)    12,351     16,362
                                                              ---------  ---------  ---------  ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     37,048      1,114    (18,225)    36,766      1,129    (18,248)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      2,108        994     19,219      2,097        968     19,216
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................     39,156      2,108        994     38,863      2,097        968
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------  ---------

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                            STATEMENTS OF CASH FLOWS

                        IN ADJUSTED NEW ISRAELI SHEKELS

                                                                      CONSOLIDATED                      THE COMPANY
                                                             -------------------------------  -------------------------------
                                                               1997       1996       1995       1997       1996       1995
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                                      IN THOUSANDS                     IN THOUSANDS
                                                             ----------------------------------------------------------------
* ADJUSTMENTS REQUIRED TO REFLECT THE CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Income and expenses not involving cash flows:
    Share in profits of associated companies--net..........     (8,608)   (11,209)  **(3,481)    (6,938)    (9,846)  **(2,619)
    Less--dividends received from associated company.......      1,999      5,081      5,976      1,499      3,807      4,680
    Profits of subsidiaries--net...........................                                      (5,482)    (1,424)    (1,709)
    Depreciation...........................................      1,035      1,012      1,014         78         52          8
    Deferred income taxes--net.............................      1,837     (4,894)      (600)    (2,843)      (234)      (735)
    Gain on dilution of holding in associated companies
      resulting from issuance of shares to a third party...     (6,743)   (20,113)      (665)    (6,743)   (20,113)      (665)
    Gain from sale of investment in associated companies...   (117,813)   (13,886)      (788)  (117,813)   (13,886)      (788)
    Gain from sale of investment in other companies........        (34)                             (34)
    Capital loss from sale of fixed assets.................                   416
    Capital gain from sale of building under construction..     (9,351)
    Loss (gain) from sale and decrease (increase) in value
      of marketable securities--net........................     (6,517)     2,659     (7,963)    (6,517)     2,659     (7,963)
    Write-down of investments in other companies...........      5,731      2,675      1,217      5,731      2,675      1,217
    Erosion of principal of long-term bank loans--net......     (1,287)      (522)    (2,522)      (976)      (506)      (389)
    Accrued interest on capital notes of associated
      company--net.........................................       (126)      (182)      (263)      (126)      (182)      (263)
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                              (139,877)   (38,963)    (8,075)  (140,164)   (36,998)    (9,226)
                                                             ---------  ---------  ---------  ---------  ---------  ---------
  Changes in operating asset and liability items:
    Decrease (increase) in accounts receivable.............      6,123     (2,631)     1,663        537       (517)     1,794
    Increase in accounts payable and accruals..............     19,038     13,554        561     26,821      7,068        428
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                                25,161     10,923      2,224     27,358      6,551      2,222
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                              (114,716)   (28,040)    (5,851)  (112,806)   (30,447)    (7,004)
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------  ---------

------------------------
**  Restated, see note 1o.

    Supplementary information on investing and financing activities not involving cash flows:

1. In December 1996, a subsidiary purchased property for adjusted NIS 11,773,000. The property is presented in "land--business inventory". The purchase was financed by credit from the vendor and is given recognition in these statements only upon payment.

2. In December 1997, the Company declared a dividend of adjusted NIS 25,000,000. This dividend was paid on January 1, 1998.

    The accompanying notes are an integral part of the financial statements.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies, applied on a consistent basis, are as follows (see also o.below):

A.  GENERAL:

    1) Ophir Holdings Ltd. (hereafter--the Company) is a holding company which also owns commercial buildings under construction designated for rent and sale.

       The subsidiary, Ophir Financing Ltd., is engaged in granting and receiving loans (mainly to and from interested parties and related parties), see note 10a.

       The subsidiary, Merkazim Investments Ltd., is a holding and investment company engaged in the renting of commercial buildings.

       The subsidiary, New Horizons (1993) Ltd., holds a number of properties (designated for sale), which were purchased from an interested party. See also note 7a(4).

       The Company and its subsidiaries receive management services from shareholders in consideration of management fees.

       As to the activities of the associated companies, see note 3d.

    2)  Definitions:

Subsidiary -              a company controlled or owned to the extent of over 50%,
                          the financial statements of which have been consolidated
                          with the financial statements of the company.

Associated company -      a company controlled to the extent of 20% or over (which
                          is not a subsidiary), or a company less than 20%
                          controlled which complies with the condition relating to
                          "material influence", as prescribed by Opinion 68 of the
                          Institute of Certified Public Accountants in Israel
                          (hereafter--the Israeli Institute), the investment in
                          which is presented by the equity method.

Another company -         a company controlled to the extent of 20% or less and to
                          which the conditions specified in the preceding paragraph
                          do not apply.

The group -               the Company and its subsidiaries and associated
                          companies.

Interested parties -      as defined in the Israeli Securities (Preparation of
                          Annual Financial Statements) Regulations, 1993.

Related parties -         as defined in Opinion 29 of the Israeli Institute.

B.  ADJUSTED FINANCIAL STATEMENTS:

    1) The financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with Opinions of the Israeli Institute. All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 1997 adjusted NIS)--based upon the changes in the Israeli consumer price index; hereafter--the Israeli CPI (see also note 11b).

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       The adjustment of the financial statements is based on the accounts of the Company and its Israeli subsidiaries, maintained in nominal NIS. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 13.

       The components of the income statements were, for the most part, adjusted as follows: the components relating to transactions carried out during the year were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly--depreciation) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.

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

    4) A subsidiary and associated companies whose financial statements are drawn up in foreign currency

       For purposes of consolidation or inclusion on the equity basis, the amounts (in foreign currency terms) included in the statements of the above companies were treated as follows:

       Balance sheet items at the end of the year and the results of operations for the year were translated at the exchange rate of the U.S. dollar (hereafter--the dollar) as compared to Israeli currency at the end of the year. Balance sheet items at the beginning of the year and changes in shareholders' equity items during the year were translated at the relevant exchange rate at the beginning of the year or at the date of each change and then adjusted on the basis of the changes in the Israeli CPI through the end of the year.

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

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
D.  MARKETABLE SECURITIES

    These securities (except for investment in shares constituting "permanent investment", see f(3), are stated at market value.

    The changes in value of the above securities are carried to income.

E.  LAND--BUSINESS INVENTORY

    The land is presented at cost which--in managements' estimation--is lower than market value.

F.  INVESTMENTS:

    1)  Subsidiaries

       In the Company's accounts, the investments in these companies are accounted for by the equity method.

    2)  Associated companies:

       a) The investments in these companies are accounted for by the equity method.

       b) The excess of cost of the investment in associated companies over the Company's share in their equity in net assets at date of acquisition ("excess of cost of investment") represents an amount not attributed to specific assets (goodwill). The amount attributed to goodwill is amortized in equal annual instalments over a period of 10 years, commencing in the year of acquisition.

    3)  Other companies

       The investments in the shares of these companies, including investments in quoted shares, which the Company intends to hold for a long period ("permanent investment"), are stated at cost, net of write-down for decrease in value which is not of a temporary nature.

G.  FIXED ASSETS:

    1)  These assets are stated at cost.

    2) Cost of fixed assets includes the Company's share in joint ventures engaged mainly in construction of buildings.

    3) Financial expenses in respect of loans and credit applied to finance the construction of buildings--incurred until construction is completed--are charged to cost of such buildings.

    4) The assets are depreciated by the straight-line method, on basis of their estimated useful life.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
       Annual rates of depreciation are as follows:

                                                                           %
                                                                       ---------

Buildings leased out                                                         2-4

Vehicles                                                                      15

Office furniture and equipment (including computer and peripheral
  equipment)                                                                6-33

Machinery and equipment                                                     7-15

H.  DEFERRED INCOME TAXES:

    1) Deferred taxes are computed in respect of differences between the amounts present in these statements and those taken into account for tax purposes. As to the factors in respect of which deferred taxes have been included--see note 9b.

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

J.  REVENUE RECOGNITION:

    1) Revenues from buildings sold are recognized by the "completed contracts" method. Under this method, revenue is recognized when the work required to complete the building is insignificant (up to 10% of total cost), provided most of the building is sold.

    2) Income from leasing of buildings is recognized on the accrual basis, in accordance with the terms of the agreements with tenants.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
K.  CASH EQUIVALENTS

    The group considers all highly liquid investments, which include short-term bank deposits (up to 3 months from date of deposit), to be cash equivalents.

L.  NET INCOME PER NIS 1 OF PAR VALUE OF ORDINARY SHARES

    The financial statements do not include data regarding net income per NIS 1 of par value of ordinary shares, since that data would not provide significant additional information to that otherwise provided by the financial statements.

M. FORMAT OF INCOME STATEMENTS

    In view of the nature of the Company's activities--holding of companies which operate in different fields--the Company is of the opinion that concentrated presentation of all revenue and gain items as a group, and of all expense and loss items in a separate group is more suitable to reflect its activities.

N.  LINKAGE BASIS

    Balances the linkage arrangements in respect of which stipulate linkage to the last index published prior to date of payment are stated on basis of the last index published prior to the latest balance sheet date (the index for November).

O.  RESTATEMENT

    The financial statements for 1995 were restated in order to reflect, with retroactive effect, the changes in the method of recognition of revenue by an associated company.

    The effect of this restatement on the net income for 1995 is as follows:

                                                                                CONSOLIDATED
                                                                               AND THE COMPANY
                                                                              -----------------
                                                                                ADJUSTED NIS
                                                                                IN THOUSANDS
Net income, as previously reported..........................................          8,516
Effect of restatement--share in profits of
  associated companies--net.................................................         (2,893)
                                                                                     ------
Net income, as reported in these financial statements.......................          5,623
                                                                                     ------
                                                                                     ------

NOTE 2--SUBSIDIARIES:

A.  SUBSIDIARIES CONSOLIDATED ARE AS FOLLOWS:

       Wholly-owned:

           Ophir Financing Ltd.

           Maoz Financial Investments Ltd.--inactive (hereafter--Maoz)

           Merkazim Investments Ltd. (a wholly-owned subsidiary of Maoz; hereafter--Merkazim)

           Merkazim New York, Inc. (a wholly-owned subsidiary of Merkazim; hereafter--Merkazim New York)

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SUBSIDIARIES: (CONTINUED)
       80% owned--

       New Horizons (1993) Ltd. (hereafter--New Horizons).

B.  THE INVESTMENTS ARE COMPOSED AS FOLLOWS:

                                                                                 THE COMPANY
                                                                             --------------------
                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                                 ADJUSTED NIS
                                                                                 IN THOUSANDS
                                                                             --------------------
Cost of shares.............................................................        199        199
Accumulated undistributed profits..........................................     40,377     34,895
Differences from translation of foreign currency financial statements......       (107)      (100)
Erosion of capital note issued to a subsidiary by an associated company....         16        208
                                                                             ---------  ---------
                                                                                40,485     35,202
                                                                             ---------  ---------
                                                                             ---------  ---------

C.  THE CHANGES IN INVESTMENTS IN 1997 ARE AS FOLLOWS:

                                                                                   THE COMPANY
                                                                                  -------------
                                                                                  ADJUSTED NIS
                                                                                  IN THOUSANDS
                                                                                  -------------
Balance at beginning of year....................................................       35,202
Changes during the year:
  Profits of subsidiaries--net..................................................        5,482
  Erosion of capital note issued to a subsidiary by an
    associated company..........................................................         (192)
  Differences from translation of foreign currency
    financial statements........................................................           (7)
                                                                                       ------
Balance at end of year..........................................................       40,485
                                                                                       ------
                                                                                       ------

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES:

A. THE INVESTMENTS ARE COMPOSED AS FOLLOWS:

                                                                            CONSOLIDATED          THE COMPANY
                                                                        --------------------  --------------------
                                                                            DECEMBER 31           DECEMBER 31
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                                ADJUSTED NIS IN THOUSANDS
                                                                                -------------------------
Equity in net assets:
  Cost of shares......................................................     12,964      8,464     11,925      7,425
  Less--amortization of excess of cost of investment (1)..............     (1,622)      (903)    (1,622)      (903)
  Share in accumulated undistributed profits (including accumulated
    erosion of capital notes) (2).....................................     42,667     69,437     42,121     69,902
Differences from translation of foreign currency financial statements
  of associated companies.............................................       (225)    (7,614)      (118)    (7,514)
                                                                        ---------  ---------  ---------  ---------
                                                                           53,784     69,384     52,306     68,910
Capital notes of Mivnat Holdings Ltd. (including accrued interest)
  (3).................................................................    175,055    183,044    130,332    133,547
Capital note of Teledata Communications Ltd. (4)......................        459        490
                                                                        ---------  ---------  ---------  ---------
                                                                          229,298    252,918    182,638    202,457
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

------------------------

(1) The excess cost of investment represents goodwill. The original amount of the goodwill was adjusted NIS 4,954,000 and its unamortized balance at December 31, 1997 is adjusted NIS 3,332,000.

(2) Including gain on dilution of holding in an associated company resulting from sale and issuance of shares to a third party.

(3) Capital notes (including accrued interest), with a total par value of NIS 111,804,000--consolidated and NIS 81,877,000--the Company, are unlinked, do not bear interest, and are redeemable upon demand, part not later than March 23, 2015 and part--not later than March 23, 2018.

(4) This capital note is unlinked, bears interest of NIS 1 per annum and is redeemable on call, but not before July 1, 2008.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
B. THE INVESTMENTS IN 1997 ARE AS FOLLOWS:

                                                                                       CONSOLIDATED   THE COMPANY
                                                                                       ------------  -------------
                                                                                        ADJUSTED NIS IN THOUSANDS
                                                                                        -------------------------
Balance at beginning of year.........................................................      252,918        202,457
Changes during the year:
  Investments in shares..............................................................        5,739          5,739
  Proceeds from sale of investments..................................................     (159,920)      (159,920)
  Share in profits of associated companies--net......................................        8,608          6,938
  Dividend received..................................................................       (1,999)        (1,499)
  Differences from translation of foreign currency financial statements of associated
    companies........................................................................        7,389          7,396
  Collection of capital note.........................................................       (7,987)        (3,215)
  Interest accrued on capital note...................................................          126            126
  Share in erosion of capital note issued to a subsidiary by an associated company...         (132)            60
  Gain on dilution of holding in associated companies resulting from issuance to a
    third party--net.................................................................        6,743          6,743
  Gain from sale of investments in associated companies..............................      117,813        117,813
                                                                                       ------------  -------------
Balance at end of year...............................................................      229,298        182,638
                                                                                       ------------  -------------
                                                                                       ------------  -------------

C. INVESTMENTS IN ASSOCIATED COMPANIES--GROUPED BY MAJOR CLASSIFICATIONS--ARE AS
  FOLLOWS:

                                                                     CONSOLIDATED                THE COMPANY
                                                               -------------------------  -------------------------
                                                                               TOTAL                      TOTAL
                                                                             INVESTMENT                 INVESTMENT
                                                                SHARE IN       AS OF       SHARE IN       AS OF
                                                               NET PROFITS  DECEMBER 31,  NET PROFITS  DECEMBER 31,
                                                                FOR 1997        1997       FOR 1997        1997
                                                               -----------  ------------  -----------  ------------
                                                               ADJUSTED NIS IN THOUSANDS  ADJUSTED NIS IN THOUSANDS
                                                               -------------------------  -------------------------
Construction and real estate.................................       6,690       187,744        5,020       141,084
Computers, communications and software.......................       1,918        41,554        1,918        41,554
                                                                    -----   ------------       -----   ------------
                                                                    8,608       229,298        6,938       182,638
                                                                    -----   ------------       -----   ------------
                                                                    -----   ------------       -----   ------------

D. FOLLOWING ARE DETAILS RELATING TO THE ASSOCIATED COMPANIES:

    1) Memco Software Ltd. (hereafter--Memco):

       a) In September 1994, the Company purchased shares conferring upon it 10% holding in Memco, which is engaged in development, production and marketing of computer software to secure UNIX computer systems.

       b) In July 1995, the Company exercised its option to purchase additional shares in Memco, conferring upon it an additional 10% of the holding therein in consideration of adjusted NIS

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
       4,598,000. As a result of the increase in holding, the Company commenced accounting for its investment in Memco by the equity method.

       c) In July 1995, Memco issued share capital to others. As a result, the Company's holding in Memco was reduced to 18% and the Company derived a gain of approximately adjusted NIS 803,000.

       d) Memco has initiated a key employee stock option plan. As a result of exercise of some of the options issued under that plan, the Company's holding in Memco was further diluted. In 1997 and 1996, the Company had a gain of approximately adjusted NIS 76,000 and adjusted NIS 198,000, respectively, as a result of exercise of the options. In 1995, the Company incurred losses of adjusted NIS 167,000 as a result of the dilution in its holding in Memco.

       e) In October 1996, Memco offered in an initial public offering ("IPO") in the United States 3,000,000 shares, together with 365,000 shares offered by its shareholders (including the Company), at $15 per share. The underwriters of this IPO exercised their option to purchase 450,000 shares from Memco and 54,750 shares from its shareholders. The net proceeds in this IPO were approximately $46 million (adjusted NIS 160,981,000). Following this IPO, the Company's holdings in Memco decreased from approximately 17.7% to approximately 13.1%; the capital gain resulting from the IPO of Memco shares and from the sale of the Company's shares therein, approximately adjusted NIS 23,538,000, is included in 1996 income. Future sale of Memco shares by the Company is restricted by U.S. law and by the underwriting agreement. To the date of the IPO, the Company had the power to appoint two out of the seven directors of Memco. Close to the date of the IPO, the Company and other shareholders of Memco reached an agreement for cooperation at Memco's shareholders' meetings. Moreover, a voting agreement has been signed with most Memco shareholders, whereunder the Company is entitled to recommend a director on its behalf. In view of the above, the investment in Memco is still presented by the equity method.

       f) In 1997, the Company sold 200,000 ordinary shares of Memco and derived a gain of approximately adjusted NIS 12,603,000. The sale of the shares and exercise of options by Memco's employees as per (d) above diluted the Company's holdings in Memco to approximately 11.6%.

       g) Memco's shares are traded in the United States on the Nasdaq National Market. The market value of Memco's shares held by the Company at December 31, 1997 and 1996 is adjusted NIS 130,777,000 and adjusted NIS 120,683,000, respectively. The carrying value of the investment in Memco shares at those dates is adjusted NIS 29,632,000 and adjusted NIS 28,653,000, respectively.

       h) Subsequent to December 31, 1997, the Company sold 182,000 ordinary shares of Memco for approximately $3,900,000 (NIS 14,177,000); as a result, the Company had a net gain of approximately adjusted NIS 6,543,000. As a result, the Company's holdings in Memco were diluted to approximately 10.5%.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
       i) Following are condensed data from the consolidated financial statements of Memco, presented in U.S. dollars:

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                               U.S. DOLLARS IN
                                                                                  THOUSANDS
                                                                             --------------------
Balance sheets:
  Assets:
    Current assets.........................................................     73,549     62,770
    Fixed assets--net......................................................      2,528      1,222
    Other assets--net......................................................      1,656        523
                                                                             ---------  ---------
                                                                                77,733     64,515
                                                                             ---------  ---------
                                                                             ---------  ---------
  Liabilities and shareholders' equity:
    Current liabilities....................................................     12,166      7,652
    Long-term liabilities--net.............................................      2,238      3,923
    Shareholders' equity...................................................     63,329     52,940
                                                                             ---------  ---------
                                                                                77,733     64,515
                                                                             ---------  ---------
                                                                             ---------  ---------

       Statements of income (loss):

                                                                   1997       1996       *1995
                                                                 ---------  ---------  ---------
                                                                    U.S. DOLLARS IN THOUSANDS
                                                                    -------------------------
Revenues.......................................................     30,591     15,312      1,549
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Net income (loss) for the year.................................      9,076      3,384     (2,463)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

------------------------

*   Restated, see note 1a.

    2) Mivnat Holdings Ltd. (hereafter--Mivnat):

       a) Mivnat was established in March 1993, by the Company, the subsidiary Merkazim and others, some of which are interested parties, for the purpose of acquiring the Israeli Government's shares in Industrial Buildings Company Ltd.; hereafter -Industrial Buildings. Mivnat purchased the said shares in March 1993 for approximately adjusted NIS 886 million.

       At December 31, 1997 and 1996, Mivnat holds approximately 52.2% of the issued and paid shares of Industrial Buildings (fully diluted--approximately 44% of the issued and paid share capital of Industrial Buildings), see also (h) below.

       Industrial Buildings is engaged in initiation, and construction, of buildings for industry, designated for rental and sale, and in the management of land development and infrastructure preparation for residence and industry.

       b) The shares of Industrial Buildings are traded on the Tel-Aviv Stock Exchange. The market value of the holdings of the Company and Merkazim in the shares of Industrial Buildings (which

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
       are held through Mivnat and which are Mivnat's only asset) at December 31, 1997 and 1996 is approximately adjusted NIS 225.5 million and adjusted NIS 133.4 million, respectively.

       c) The percentages of holding in Mivnat at December 31, 1997 and 1996 are as follows:

                                                                                            %
                                                                                        ---------
Consolidated--the Company and Merkazim................................................      25.00
                                                                                        ---------
                                                                                        ---------
The Company...........................................................................      18.75
                                                                                        ---------
                                                                                        ---------

       d) Claims have been filed in 1989-1997 against Industrial Buildings by insurance companies, a bank, contracting companies and others for a total amount of approximately NIS 39 million (effective as of the date of filing of the claims). In the opinion of the management of Industrial Buildings, based--in most cases--on the opinions of its legal counsel, Industrial Buildings has good defense against the claims. Therefore, provisions were made only in respect of a part of those claims in the financial statements of Industrial Buildings.

       In 1996, Industrial Buildings instituted legal proceedings for the collection of debts in arrears in the approximate amount of adjusted NIS
       14.4 million. No allowance for doubtful accounts has been made in respect of these debts.

       e) Mivnat has guaranteed repayment of long-term loans received by the Company and Merkazim.

       f) Mivnat has registered liens on all its assets and rights in favor of those who granted long-term loans to all its shareholders.

       g) As to the pledge in respect of the investment of the Company and Merkazim in Mivnat, see note 7c(4).

       h) As part of the public offering of securities by Jersualem Economic Corporation Ltd., Industrial Buildings and Mivnat, which took place in May 1997, Industrial Buildings and Mivnat offered warrants and purchase options exercisable in purchase of ordinary shares of Industrial Buildings. The net proceeds of Industrial Buildings from the offering of warrants was approximately adjusted NIS 0.97 million, and the net proceeds of Mivnat from the offering of purchase options was approximately adjusted NIS 10 million.

       On September 18, 1997, under a prospectus published by Jerusalem Economic Corporation Ltd. and Industrial Buildings, Industrial Buildings offered the public NIS 200,000,000 par value of debentures, 10,000,000 warrants exercisable in purchase of shares of Industrial Buildings and 1,000,000 warrant exercisable in purchase of NIS 100,000,000 par value of debentures.

       Assuming exercise of all the warrants issued by Industrial Buildings and all the purchase options, the Company's indirect holdings in Industrial Buildings through Mivnat will decrease from approximately 13.1% to approximately 11%.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
       i) Following are condensed data from the consolidated financial statements of Mivnat:

                                                                           DECEMBER 31
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------  ----------
                                                                           ADJUSTED NIS
                                                                           IN THOUSANDS
                                                                      ----------------------
Balance sheets:
  Assets:
    Current assets..................................................     402,808     231,977
    Investments and long-term receivables...........................     224,585     239,322
    Fixed assets--net...............................................   2,395,608   2,170,150
    Other assets--net...............................................       9,501       1,586
                                                                      ----------  ----------
                                                                       3,032,502   2,643,035
                                                                      ----------  ----------
                                                                      ----------  ----------
  Liabilities and shareholders' equity:
    Current liabilities.............................................     527,951     433,490
    Long-term liabilities--net......................................   1,706,235   1,483,939
    Minority interest...............................................     468,937     469,237
    Shareholders' equity............................................     329,379     256,369
                                                                      ----------  ----------
                                                                       3,032,502   2,643,035
                                                                      ----------  ----------
                                                                      ----------  ----------

       Statements of income:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                  ADJUSTED NIS IN THOUSANDS
                                                               -------------------------------
  Revenues...................................................    203,885    191,112    172,661
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
  Net income for the year....................................     26,434     21,920     20,721
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    3) Teledata Communications Ltd. (hereafter--Teledata):

       a) Teledata, which is an associated company of Investment Company of Bank Hapoalim Ltd. (a major shareholder of the Company)--is engaged in design, development, production, marketing and servicing of telecommunications equipment.

       The percentages of holdings in Teledata are as follows:

                                                                                      DECEMBER 31
                                                                                  --------------------
                                                                                    1997       1996
                                                                                  ---------  ---------
                                                                                      %          %
                                                                                     ---        ---
The Company.....................................................................        2.6       16.2
                                                                                        ---        ---
                                                                                        ---        ---
Investment Company of Bank Hapoalim Ltd. - directly.............................       18.3       29.2
                                                                                        ---        ---
                                                                                        ---        ---

       b) In 1997, the Company sold 1,402,000 ordinary shares of Teledata. 860,000 of them were sold in the public offering (see (d) below). As a result of the public offering, the exercise of options by

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
       employees and the sale of shares, the Company's holding in Teledata was diluted from approximately 15.64% to approximately 2.72%. In 1997, the net gain from the issuance and sale of shares was approximately adjusted NIS 111,852,000.

       In 1996, the Company sold 250,000 ordinary shares of Teledata and derived a gain of adjusted NIS 9,668,000.

       In 1995, the Company sold 51,000 ordinary shares of Teledata and derived a gain of adjusted NIS 788,000.

       c) Teledata has adopted a plan to grant share options to key employees and directors. During 1997, 1996 and 1995, some of the options were exercised and the Company had a gain of adjusted NIS 25,000, adjusted NIS 595,000 and adjusted NIS 29,000, respectively.

       d) In 1997, Teledata offered 1,514,000 ordinary shares to the public in the United States, together with 1,660,000 ordinary shares offered by its shareholders (including the Company), at $ 24 per share. Net proceeds from that offering approximated $36 million (adjusted NIS 131,625,000).

       e) Teledata's shares are traded in the United States on the Nasdaq National Market. The market value of the Teledata shares held by the Company at December 31, 1997 and 1996 is adjusted NIS 22,092,000 and adjusted NIS 139,565,000, respectively. The carrying value of the investment in Teledata shares at those dates is adjusted NIS 10,983,000 and adjusted NIS 33,257,000, respectively.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
       f) Following are condensed data from the consolidated financial statements of Teledata-- presented in U.S. dollars:

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
                                                                             U.S. DOLLARS IN
                                                                                THOUSANDS
                                                                           --------------------
Balance sheets:
  Assets:
    Current assets.......................................................     95,851     62,514
    Investments and long-term receivables................................     32,499      7,389
    Fixed assets--net....................................................      8,136      6,112
    Other assets--net....................................................        163        195
                                                                           ---------  ---------
                                                                             136,649     76,210
                                                                           ---------  ---------
                                                                           ---------  ---------
  Liabilities and shareholders' equity:
    Current liabilities..................................................     18,786     15,485
    Long-term liabilities--net...........................................      1,461        974
    Minority interest....................................................      2,210        599
    Shareholders' equity.................................................    114,192     59,152
                                                                           ---------  ---------
                                                                             136,649     76,210
                                                                           ---------  ---------
                                                                           ---------  ---------

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                      U.S. DOLLARS IN THOUSANDS
                                                                   -------------------------------
Statements of income (loss):
  Revenues.......................................................     84,149     57,089     32,127
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
  Net income (loss) for the year.................................     14,985      6,991     (1,188)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    4) Shmey-Bar Real Estate 1993 Ltd., Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar (I.A.) 1993 Ltd. (hereafter--Shmey-Bar companies)

    The Company, along with a group of companies, one of which is an interested party, established the Shmey-Bar companies on December 9, 1993. These companies were established for the purpose of dealing in real estate. They purchased rights to real estate and options to purchase real estate in Tel-Aviv, Haifa, Beer-Sheva, Kiryat Shemona, Eilat, etc., all from Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd.

    The Shmey-Bar companies commenced operations in 1994.

    The Company holds 1/6 of the ownership and control in each of the Shmey-Bar companies.

    5) Derdan (Financing) Ltd. (hereafter--Derdan)

Derdan was established in June 1993 by the Company along with a group of companies, one of which is an interested party, for the purpose of financing the purchase of rights in real estate which Hamashbir

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES (CONTINUED):
Hamerkazi Israel Cooperative Wholesale Society Ltd. has granted the associated company Shmey-Bar (I.A.) 1993 Ltd. (see (4) above).

    Derdan commenced operations in 1994. The Company's share in Derdan is 25%.

    6) Clark/67 Associates L.P.--limited partnership

    In August 1994, the subsidiary Merkazim New York and others established a limited partnership in the United States (hereafter -the partnership). The U.S. subsidiary's share in the partnership is 50%. The partnership acquired a commercial building in New Jersey, U.S.A. for a total cost of approximately $2.3 million. The partnership invested approximately $1 million in renovating the building.

    In November 1997, Merkazim New York granted an option to a third party for acquisition of its share in the partnership. In February 1998, the option was exercised and as a result, Merkazim New York had a capital gain of approximately $800,000 (NIS 2,828,000).

    7) Memadim Investments Ltd. (hereafter--Memadim)

    Memadim was established in the last quarter of 1995 by the Company, along with a group of companies one of which is an associated company, for the purpose of trading in real estate. The Company directly holds 10% of the ownership and control of Memadim and an associated company holds 40% of the ownership and control of Memadim.

    8) Soliton Ltd. (hereafter--Soliton)

    Soliton, a private Israeli company, was established in January 1997, with the aim of developing a protection program as a solution to safeguarding data on the internet and intranet.

    In December 1997, the Company invested adjusted NIS 2,649,000 in Soliton. The associated company Memco, that plans to act as an OEM distributor for Soliton products, invested a similar amount.

    The Company holds 16.6% of the ownerhsip and control of Soliton.

    9) Secure Video Sysetms Ltd. (hereafter--SVIS)

    SVIS, a private Israeli company was established in 1995 and is engaged in developing technology for video coding and reconstruction of data.

    In 1997, the Company invested approximately adjusted NIS 920,000 in SVIS; consequently, the Company holds 23% of the ownership and control of that company.

    10) INFIT Ltd. (hereafter--INFIT)

    INFIT is a private Israeli company specializing in communications protocols and data compression on the internet, as well as the development of edge to edge communications solutions.

    In December 1997, the Company invested adjusted NIS 2,170,000, in INFIT; consequently, the Company holds approximately 13.6% of the ownership and control of INFIT.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--INVESTMENTS IN OTHER COMPANIES:

                                                                                CONSOLIDATED AND
                                                                                  THE COMPANY
                                                                              --------------------
                                                                                  DECEMBER 31
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
                                                                                ADJUSTED NIS IN
                                                                                   THOUSANDS
                                                                              --------------------
Dovrat, Shrem--Keren Shakim 92 Ltd. -"Keren Shakim" (a).....................      1,165      2,183
Mahalachim Investment in Technology Ltd.--"Mahalachim" (b)..................      1,254      3,204
Carmel Biosensor Ltd.--"Carmel"(c)..........................................        458        810
Industrial Buildings--quoted shares (d).....................................      4,327      4,287
Mainsoft Corporation--"Mainsoft" (e)........................................         86      1,656
Myriad Ultra Systems Ltd.--"Myriad" (f).....................................        711
                                                                              ---------  ---------
                                                                                  8,001     12,140
                                                                              ---------  ---------
                                                                              ---------  ---------

------------------------

(a) The Company holds 2.9% of the shares offered by Keren Shakim. The main activity of Keren Shakim is investment in business and securities. Its investments consist mainly of long and medium term investments, primarily in Israel. The investment as of December 31, 1997 presented net of write-down of adjusted NIS 1,018,000.

(b) Mahalachim is a venture capital fund. The Company holds shares conferring upon it a 5% holding in this company. The investment as of December 31, 1997 is presented net of write-down of adjusted NIS 1,950,000.

(c) The Company holds preferred shares convertible into ordinary shares, conferring upon it a 21.36% holding in this company. Carmel is engaged in development of products for measurement of the concentration of glucose in the blood without using the present mechanical methods.

   At December 31, 1997 and 1996, the investment is presented net of write-down of adjusted NIS 3,174,000 and adjusted NIS 2,822,000, respectively.

(d) The Company holds shares conferring upon it 0.2% in Industrial Buildings. The Company does not account for these shares by the equity method because of immateriality (see also note 3d(2)).

(e) The Company holds shares conferring upon it 4.3% in Mainsoft. Mainsoft is engaged in the development, production and marketing of software and development tools for developers of software.

   At December 31, 1997 and 1996, the investment is presented net of write-down of adjusted NIS 2,640,000 and adjusted NIS 1,070,000, respectively.

(f) In April 1997, the Company purchased shares conferring upon it 4.4% in Myriad and received an option to purchase additional 2.2% for adjusted NIS 1,552,000.

   Myriad is engaged in the development, production and marketing of instruments for the measuring, by ultra-sound, of bone density and elasticity.

   At December 31, 1997, the investment is presented net of write-down of adjusted NIS 841,000.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--FIXED ASSETS:

A. COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, AND CHANGES THEREIN DURING 1997, ARE AS FOLLOWS:

                                                       COST                                ACCUMULATED DEPRECIATION
                               ----------------------------------------------------  -------------------------------------
                                                          IN RESPECT
                                                              OF
                               BALANCE AT    ADDITIONS    RETIREMENTS     BALANCE    BALANCE AT    ADDITIONS     BALANCE
                                BEGINNING     DURING      DURING THE      AT END      BEGINNING     DURING       AT END
                                 OF YEAR     THE YEAR        YEAR         OF YEAR      OF YEAR     THE YEAR      OF YEAR
                               -----------  -----------  -------------  -----------  -----------  -----------  -----------
                                                                ADJUSTED NIS IN THOUSANDS
                               -------------------------------------------------------------------------------------------
CONSOLIDATED:
  Building--leased out
    (including land).........      61,719                                   61,719       17,370          940       18,310
  Buildings under
    construction (including
    land)*...................      93,292       30,375        27,819        95,848
  Machinery and equipment....         433          254                         687           42           59          101
  Vehicles...................          83           99                         182            4           17           21
  Office furniture and
    equipment (including
    computer and peripheral
    equipment)...............          85           37                         122           22           19           41
                               -----------  -----------       ------    -----------  -----------       -----   -----------
                                  155,612       30,765        27,819       158,558       17,438        1,035       18,473
                                            -----------       ------                 -----------       -----   -----------
                                            -----------       ------                 -----------       -----   -----------
Less--buildings under
  construction designated for
  sale, see b. below.........      25,981                                   61,637
                               -----------                              -----------
                                  129,631                                   96,921
                               -----------                              -----------
                               -----------                              -----------
THE COMPANY:
  Building under construction
    (including land)**.......      67,311       28,541                      95,852
  Machinery and equipment....         433          254                         687           42           59          101
  Office furniture and
    equipment (including
    computer and peripheral
    equipment)...............          85           37                         122           22           19           41
                               -----------  -----------                 -----------  -----------       -----   -----------
                                   67,829       28,832                      96,661           64           78          142
                               -----------  -----------                              -----------       -----   -----------
                               -----------  -----------                              -----------       -----   -----------
  Less--building under
    construction designated
    for sale, see b. below...                                               61,637
                                                                        -----------
                                                                            35,024
                                                                        -----------
                                                                        -----------


                                   DEPRECIATED
                                    BALANCE AT
                                   DECEMBER 31
                               --------------------
                                 1997       1996
                               ---------  ---------
                                 ADJUSTED NIS IN
                                    THOUSANDS
                               --------------------
CONSOLIDATED:
  Building--leased out
    (including land).........     43,409     44,349
  Buildings under
    construction (including
    land)*...................     95,848     93,292
  Machinery and equipment....        586        391
  Vehicles...................        161         79
  Office furniture and
    equipment (including
    computer and peripheral
    equipment)...............         81         63
                               ---------  ---------
                                 140,085    138,174

Less--buildings under
  construction designated for
  sale, see b. below.........     61,637     25,981
                               ---------  ---------
                                  78,448    112,193
                               ---------  ---------
                               ---------  ---------
THE COMPANY:
  Building under construction
    (including land)**.......     95,852     67,311
  Machinery and equipment....        586        391
  Office furniture and
    equipment (including
    computer and peripheral
    equipment)...............         81         63
                               ---------  ---------
                                  96,519     67,765

  Less--building under
    construction designated
    for sale, see b. below...     61,637
                               ---------
                                  34,882     67,765
                               ---------  ---------
                               ---------  ---------

------------------------

* Including financial expenses capitalized at December 31, 1997 and 1996 -adjusted NIS 2,192,000 and adjusted NIS 2,721,000, respectively.

* Including financing expenses capitalized at December 31, 1997 and 1996 -adjusted NIS 2,192,000 and adjusted NIS 1,595,000, respectively.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--FIXED ASSETS (CONTINUED):
B. THE COMPANIES' RIGHTS IN REAL ESTATE ARE AS FOLLOWS:

                                                                                  COST              ACCUMULATED
                                                                          --------------------  DEPRECIATION
                                                                              DECEMBER 31           DECEMBER 31
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
                                                                                  ADJUSTED NIS IN THOUSANDS
                                                                          ------------------------------------------
The Company:
  Land jointly leased with another company for 44 years ending October
    31, 2037--the Company's share--70%(1)...............................     34,215     20,444
  Building under construction, jointly owned with an interested party
    and another company--the Company's share-33%(2).....................     61,637     46,867
                                                                          ---------  ---------
    Total--the Company..................................................     95,852     67,311
                                                                          ---------  ---------
Merkazim:
  Buildings (including under construction) on freehold land.............     10,133     36,118      3,221      3,029
  Buildings jointly owned with an interested party--Merkazim's
    share--50%..........................................................     10,152     10,152      2,429      2,260
  Buildings on land leased for 49 years ending March 24, 2022-- 80% of
    lease fees are capitalized..........................................     25,932     25,932      6,972      6,575
  Buildings on land leased for 49 years ending March 31, 2025-- 80% of
    lease fees are capitalized..........................................      5,217      5,217      1,442      1,371
  Buildings on land leased for 49 years ending March 31, 2021...........     10,281     10,281      4,246      4,135
                                                                          ---------  ---------  ---------  ---------
    Total--Merkazim.....................................................     61,715     87,700     18,310     17,370
                                                                          ---------  ---------  ---------  ---------
    Total--consolidated.................................................    157,567    155,011     18,310     17,370
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

------------------------

(1) As to commitments relating to continuation of construction, see note 7a(1).

(2) In February 1997, the Company entered into an agreement with an interested party regarding sale of the Company's share in a building under construction for approximately NIS 75 million. Since the construction has not yet been completed and the eventual costs of completion are not known, it is not possible to estimate the anticipated capital gain the Company will derive from this transaction. This building is presented among current assets, net of advances from purchaser--adjusted NIS 48,195,000.

    The registration of the Company's land in its name in the Land Registry has not yet been completed.

    The buildings of Merkazim are leased out for long periods (up to 8 years); the lessees of some of these buildings have been granted a purchase option realizable during, or at termination of, the lease period.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--LONG TERM BANK LOANS:

A. THE LOANS ARE LINKED TO THE ISRAELI CPI AND BEAR INTEREST AT THE ANNUAL RATE OF 3.25%-4.4%.

B. THE LOANS MATURE IN THE FOLLOWING YEARS AFTER THE BALANCE SHEET DATES:

                                                                            CONSOLIDATED          THE COMPANY
                                                                        --------------------  --------------------
                                                                            DECEMBER 31           DECEMBER 31
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                                ADJUSTED NIS IN THOUSANDS
                                                                        ------------------------------------------
First year--current maturities........................................     17,657     17,796     15,888     16,030
                                                                        ---------  ---------  ---------  ---------
Second year...........................................................     21,794     19,479     20,012     17,995
Third year............................................................      7,130     21,278      5,348     19,794
Fourth year...........................................................      7,130      6,774      5,348      5,289
Fifth year............................................................      7,130      6,774      5,348      5,289
Sixth year and thereafter (through 2012)..............................     71,336     78,642     53,500     58,132
                                                                        ---------  ---------  ---------  ---------
                                                                          114,520    132,947     89,556    106,499
                                                                        ---------  ---------  ---------  ---------
                                                                          132,177    150,743    105,444    122,529
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

C. AS TO PLEDGES TO SECURE THE LOANS AND LIMITATIONS RELATING TO THEM, SEE NOTE 7C.

NOTE 7-- COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES:

A. COMMITMENTS:

1) In August 1994, the Company and a third party established a joint venture for the erection of an industrial and commercial building on jointly purchased land. The Company's share in the joint venture is 70%. The estimated cost of the erection of the building is approximately $15 million, see note 5b.

2) In 1994, the Company and an interested party acquired 50% of a lot for the purpose of construction of an office building. The Company's share in this land is 33%. The construction was carried out as a joint venture between the parties. In February 1997, the Company and the other parties to the joint venture entered into an agreement for sale of the building, see note 5b(2).

   After the agreement was signed, the Company received notice from a third party, claiming that the Company had undertaken to lease premises in the building to that third party. The Company rejected this claim, since, in the opinion of the Company's legal counsel, the negotiations with the third party were not concluded and no legal obligation was created.

3) The Company is committed to invest approximately adjusted NIS 5,324,000 in a joint venture (see also note 3d(7)) with interested parties and others (the Company's share is 10%). The joint venture will acquire land for construction of buildings for lease. The Company's share in the cost of the buildings is approximately $30 million.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7-- COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES (CONTINUED):
4) In December 1996, the subsidiary New Horizons acquired real estate (intended for sale) from an interested party which holds 20% of New Horizons' shares. The selling company will be entitled to 90% of the profits from the subsequent sale of the real estate, with the balance accruing to New Horizons. The registration of the real estate in New Horizons' name in the Land Registry has not yet been completed.

B. CONTINGENT LIABILITIES:

    1) The Company and Merkazim have each provided guarantees to secure the long-term bank loans of the other.

    2) The Company has provided a guarantee to a bank to secure a long-term loan received by Merkazim.

    3) In August 1997, the Company received a land appreciation tax assessment in the amount of approximately adjusted NIS 6.8 million in respect of sale of its share in a building being erected by a joint venture to which the Company is a party. The Company is contesting this assessment. Since the difference between the amount of tax under the Company's own assessment and the assessment of the tax authorities is mainly due to non-recognition of future construction expenses, management is of the opinion that the Company will not incur additional expenses in respect of this assessment. Therefore, the Company did not make any further provision in its accounts in respect of this assessment.

    4) In June 1997, Merkazim received an assessment from the land appreciation tax authorities for adjusted NIS 1,661,000 in respect of sale of an asset in Kiryat Arieh in Petah Tikva. Merkazim is contesting this assessment. Since the difference between the amount of tax under Merkazim's own assessment and the assessment of the tax authorities is mainly due to non-recognition of future construction expenses, management is of the opinion that Merkazim will not incur additional expenses in respect of this assessment. Therefore, Merkazim did not make any further provision in its accounts in respect of this assessment.

    5) In March 1995, a lawsuit for a commission of approximately adjusted NIS 640,000 in respect of acquisition of real estate was brought against the Company. In management's opinion, this suit is without merit, so that the Company will not incur any expenses in respect thereof. Therefore, the Company did not make any provision in respect of the claim.

    6) The Company has provided guarantees for 10% of the debts of an associated Company to banks. The guarantee is limited to adjusted NIS 106 million ($ 30 million), see a(3) above and note 3d(7).

C. PLEDGES AND RESTRICTIONS IN RESPECT OF LIABILITIES:

    1) To secure repayment of long-term and short-term loans from a bank in a total amount at Decmber 31, 1997 of adjusted NIS 106,964,000--consolidated and adjusted NIS 80,221,000--the Company, the Company and Merkazim have undertaken the following obligations towards the bank:

       a) Any amount due the Company or Merkazim from their investment in the associated company, Mivnat, will be first used to repay the loans.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7-- COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES (CONTINUED):
       b) The Company's shareholders' equity will not fall below adjusted NIS 65 million, the total consolidated liabilities will not go over 3.25 times the shareholders' equity and the annual net income will not fall below an average of adjusted NIS 6.3 million for the three preceding years.

    2) Limitations similar to those mentioned in (1) (b) above, but with different amounts, were also imposed on other shareholders of Mivnat in respect of the loans they received. If they do not uphold the limitations, the lenders will consider it a breach of the terms of the loans by the Company as well.

    3) Furthermore, the Company, Merkazim and other shareholders in Mivnat (interested parties) have assured the bank that their holdings in Mivnat will not at any time fall below 50% of the issued and paid share capital of Mivnat. They also agreed, among other things to ensure that Mivnat holds directly, at all times, not less than 50.1% of the issued share capital of Industrial Buildings.

    The bank agreed that, subject to certain conditions, the holding of Mivnat in Industrial Buildings may fall, but not below 37% (fully diluted).

    4) To further secure repayment of the loans, the Company and Merkazim have mortgaged all their assets and rights in Mivnat.

    5) To secure repayment of long and short-term bank loans, designated for financing a building under cosntruction in Netanya, the balance of which is adjusted NIS 4,212,000 as of December 31, 1997, the Company mortgaged its rights in the building.

NOTE 8--SHARE CAPITAL

    Composed at December 31, 1997 and 1996 as follows:

                                                                       NUMBER OF SHARES          AMOUNT IN NIS
                                                                    ----------------------  -----------------------
                                                                                  ISSUED                   ISSUED
                                                                    AUTHORIZED   AND PAID   AUTHORIZED    AND PAID
                                                                    -----------  ---------  -----------  ----------
Ordinary shares of NIS 0.001 par value............................     160,000     100,000    160.0000     100.0000
                                                                    -----------  ---------  -----------  ----------
                                                                    -----------  ---------  -----------  ----------
Deferred shares of NIS 0.0001 par value*..........................           3           3      0.0003       0.0003
                                                                    -----------  ---------  -----------  ----------
                                                                    -----------  ---------  -----------  ----------

------------------------

* The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

NOTE 9--TAXES ON INCOME:

A. MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX (INFLATIONARY ADJUSTMENTS) LAW, 1985

    Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. The Company and its Israeli subsidiaries are taxed under this law.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--TAXES ON INCOME (CONTINUED):
B. DEFERRED INCOME TAXES:

    1) The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

                                                             CONSOLIDATED                               THE COMPANY
                                        ------------------------------------------------------  ----------------------------
                                                         BUILDINGS                                BUILDINGS
                                                           UNDER                                    UNDER
                                                       CONSTRUCTION,   MARKETABLE               CONSTRUCTION,   MARKETABLE
                                                          NET OF       SECURITIES                  NET OF       SECURITIES
                                         DEPRECIABLE     ADVANCES      CLASSIFIED                 ADVANCES      CLASSIFIED
                                            FIXED          FROM         AS "FIXED                   FROM         AS "FIXED
                                           ASSETS*      PURCHASERS       ASSETS"       TOTAL     PURCHASERS       ASSETS"
                                        -------------  -------------  -------------  ---------  -------------  -------------
                                                                     ADJUSTED NIS IN THOUSANDS
                                        ------------------------------------------------------------------------------------
Balance at January 1, 1996............        1,128                         1,182        2,310                       1,182
Changes in 1996--amounts carried to
  income..............................          261         (4,921)          (234)      (4,894)                       (234)
                                              -----         ------          -----    ---------                       -----
Balance at December 31, 1996..........        1,389         (4,921)           948       (2,584)                        948
Changes in 1997--amounts carried to
  income..............................         (241)           161          1,917        1,837       (4,760)         1,917
                                              -----         ------          -----    ---------       ------          -----
Balance at December 31, 1997..........        1,148         (4,760)         2,865         (747)      (4,760)         2,865
                                              -----         ------          -----    ---------       ------          -----
                                              -----         ------          -----    ---------       ------          -----

                                          TOTAL
                                        ---------

Balance at January 1, 1996............      1,182
Changes in 1996--amounts carried to
  income..............................       (234)
                                        ---------
Balance at December 31, 1996..........        948
Changes in 1997--amounts carried to
  income..............................     (2,843)
                                        ---------
Balance at December 31, 1997..........     (1,895)
                                        ---------
                                        ---------

------------------------

* Taking into account the provisions of Opinion 40 of the Israeli Institute, see c. below.

    2) Deferred taxes are presented in the balance sheets as follows:

                                                                 CONSOLIDATED           THE COMPANY
                                                             --------------------  ----------------------
                                                                 DECEMBER 31            DECEMBER 31
                                                             --------------------  ----------------------
                                                               1997       1996       1997        1996
                                                             ---------  ---------  ---------     -----
                                                                      ADJUSTED NIS IN THOUSANDS
                                                             --------------------------------------------
Among current liabilities (current assets).................     (1,895)    (3,973)    (1,895)        948
Among long-term liabilities................................      1,148      1,389
                                                             ---------  ---------  ---------         ---
Balance--net*..............................................       (747)    (2,584)    (1,845)        948
                                                             ---------  ---------  ---------         ---
                                                             ---------  ---------  ---------         ---

------------------------

* Realization of this deferred tax balance is conditional upon earning, in the coming years, taxable income in an appropriate amount.

    3) The deferred taxes are computed at the rate of 36%.

C. UNDEPRECIATED BALANCE OF COST OF FIXED ASSETS--THE PORTION IN RESPECT OF WHICH DEFERRED TAXES HAVE NOT BEEN PROVIDED

    The balance of undepreciated cost of certain depreciable fixed assets includes the amounts detailed below which will not be allowed for tax purposes by way of depreciation or as cost upon realization of

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--TAXES ON INCOME (CONTINUED):
    the assets. These amounts are regarded as permanent differences (in respect of which no deferred taxes are to be provided) in accordance with Opinion 40 of the Israeli Institute:

                                                                                 CONSOLIDATED
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                               ADJUSTED NIS IN
                                                                                  THOUSANDS
                                                                             --------------------
Balance at beginning of year...............................................     22,998     23,502
Decrease in the above balance due to depreciation charge for the year......     (4,301)      (504)
                                                                             ---------  ---------
Balance at end of year.....................................................     18,697     22,998
                                                                             ---------  ---------
                                                                             ---------  ---------

D. TAXES ON INCOME INCLUDED IN THE INCOME STATEMENTS:

    1) As follows:

                                                                       1997       1996       1995
                                                                    ---------  ---------  ---------
                                                                       ADJUSTED NIS IN THOUSANDS
                                                                    -------------------------------
Consolidated:
  Current.........................................................     29,170     11,037      4,062
  Deferred, see also b. above.....................................      1,837     (4,894)      (600)
                                                                    ---------  ---------  ---------
                                                                       31,007      6,143      3,462
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
The Company:
  Current.........................................................     28,460      5,448      3,468
  Deferred, see also b. above.....................................     (2,843)      (234)      (735)
                                                                    ---------  ---------  ---------
                                                                       25,617      5,214      2,733
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Current taxes are computed at the tax rates applicable to companies: 1997 and 1996--36%; 1995-- 37%.

    2) Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                          ADJUSTED NIS IN THOUSANDS
                                                                                       -------------------------------
Consolidated:
  Income before taxes on income as reported in the income statements.................    139,460     35,033      9,085
  Less--share in profits of associated companies--net................................      8,608     11,209      3,481
                                                                                       ---------  ---------  ---------
  Balance--income....................................................................    130,852     23,824      5,604
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Theoretical tax expense............................................................     47,107      8,577      2,073
  Increase (decrease) in taxes resulting from permanent differences--the tax effect:
    Disallowable deductions..........................................................      2,113      3,626        628

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--TAXES ON INCOME (CONTINUED):

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                          ADJUSTED NIS IN THOUSANDS
                                                                                       -------------------------------
    Taxes on dividends received from associated company..............................        276      1,767        896
    Income taxed at different tax rates:
      Gain from sale of a building...................................................      1,919
      Gain on sale of shares in an associated company................................    (18,005)    (1,582)
    Tax exempt income--decrease in shareholding in associated companies following
      issuance of their shares to a third party......................................     (2,427)    (7,239)      (245)
    Sundry--net*.....................................................................         24        994        (67)
  Increase in taxes in respect of inflationary deduction and tax losses incurred in
    the reported year for which deferred taxes were not provided.....................                              177
                                                                                       ---------  ---------  ---------
  Taxes on income for the reported year..............................................     31,007      6,143      3,462
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
The Company:
  Income before taxes on income, as reported in the income statements................    134,070     34,104      8,356
  Less--profits of subsidiaries and share in profits of associated companies--net....     12,420     11,270      4,328
                                                                                       ---------  ---------  ---------
  Balance--income....................................................................    121,650     22,834      4,028
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Theoretical tax expense............................................................     43,794      8,220      1,490
  Increase (decrease) in taxes resulting from permanent differences--the tax effect:
    Disallowable deductions..........................................................      2,063      2,538        452
    Taxes on dividends received from associated company..............................        207      1,308        701
    Income taxed at different tax rate--gain from sale of associated company.........    (18,005)    (1,582)
    Tax exempt income--decrease in shareholding in associated companies following
      issuance of their shares to a third party......................................     (2,427)    (7,239)      (245)
    Sundry--net*.....................................................................        (15)     1,969         65
  Increase in taxes in respect of inflationary deduction and tax losses incurred in
    the reported year for which deferred taxes were not provided.....................                              270
                                                                                       ---------  ---------  ---------
  Taxes on income for the reported year..............................................     25,617      5,214      2,733
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------

* Resulting mainly from the difference in computation of linkage to the Israeli CPI for financial statement and tax purposes.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--TAXES ON INCOME (CONTINUED):
E. TAX LIABILITY RELATING TO LONG-TERM LEASE OF BUILDINGS

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

F. TAX ASSESSMENTS

    The Company has received final tax assessments through tax year 1995.

    Maoz has received final tax assessments through tax year 1990. Ophir Financing Ltd. has received final tax assessments through tax year 1987. Merkazim has received final tax assessments through tax year 1995. New Horizons has not been assessed for tax purposes since incorporation.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-- TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES
        AND RELATED PARTIES:

A. TRANSACTIONS WITH INTERESTED PARTIES AND RELATED PARTIES:

                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                            ADJUSTED NIS IN THOUSANDS
                                                                                         -------------------------------
Income (expenses):
  Consolidated:
    Lease fees for buildings--from interested parties (1)..............................      3,180      3,243      3,174
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
    Interest accrued on a capital note of an associated company........................        126        181        263
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
    Management fees from an associated company.........................................      1,272      1,192      1,017
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
      General and administrative expenses:
        Management fees to shareholders (2 companies) (2) (3)..........................     (1,076)    (9,884)      (984)
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
      Lease fees in respect of Validor Hotel in Herzlia (1)............................                  (164)      (779)
      Less--income from sublease of the above hotel to a bank-interested party (1).....                   164        779
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------
                                                                                                          -,-        -,-
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------
    Financial expenses--to a bank-interested party--net................................        398       (369)      (140)
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
    Salary to related party employed by the Company....................................      1,006
                                                                                         ---------
                                                                                         ---------

                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                            ADJUSTED NIS IN THOUSANDS
                                                                                         -------------------------------
The Company:
  Interest accrued on a capital note of an associated company..........................        126        181        263
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Management fees from a subsidiary and an associated company..........................      1,182      1,103      1,105
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  General and administrative expenses:
    Lease fees in respect of Validor Hotel in Herzlia (1)..............................                  (164)      (779)
    Less--income from sublease of the above hotel to a bank-interested party (1).......                   164        779
                                                                                                    ---------  ---------
                                                                                                          -,-        -,-
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------
  Financial expenses--to a bank-interested party--net..................................       (407)      (369)      (140)
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Salary to related party employed by the Company......................................      1,006
                                                                                         ---------
                                                                                         ---------

------------------------

(1) In management's opinion, the lease fees are similar to those generally prevailing for similar leases.

(2) See also note 1a(1).

(3) The management fees are paid at the end of each quarter in a fixed amount linked to the Israeli CPI in accordance with a shareholders' agreement.

As to agreement for sale of building to an interested party, see note 5b(2).

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-- TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES
        AND RELATED PARTIES (CONTINUED):
As to other transactions with, and commitments to, interested parties, see note
7.

B. BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES:

1) Current receivables:

                                                                                                     DECEMBER 31
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                   ADJUSTED NIS IN
                                                                                                      THOUSANDS
                                                                                                 --------------------
    Consolidated:
      a) Cash and cash equivalents:
        Balance at balance sheet date..........................................................     35,559        145
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
  Highest balance during the year..............................................................     68,905      4,334
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
      b) Short-term loans to associated companies*.............................................     12,216      9,616
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
    The Company:
      a) Cash and cash equivalents:
        Balance at balance sheet date..........................................................     35,319        138
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
  Highest balance during the year..............................................................     68,828      4,270
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
      b) Short-term loans to associated companies and subsidiaries*............................     37,501     54,225
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

As to current balances with associated companies, see note 12b.

* The loans are linked to the Israeli CPI and bear annual interest at the rate of 4%-5%.

2)  Capital notes from shareholders

    The capital notes were unlinked and bore annual interest of NIS 1. They were repaid on January 1, 1997.

3)  Current liabilities--short-term loans from shareholders

    At December 31, 1996, the loans were linked to the Israeli CPI and bore interest at the annual rate of 2.9%-4%. The loans were repaid during 1997.

4) Long-term liabilities--payables in respect of acquisition of land--business inventory--the liability is linked to the Israeli CPI and bears no interest.

C. As to the land designated for building--jointly owned with an interested party, see note 5b.

D. As to investments in associated companies, some of which are interested parties, see note 3.

E.  As to investments in quoted shares of an interested party, see note 12a.

F. In the ordinary course of business, the Company carries out transactions with entities that are, or could be, included in the definition of interested parties because of their connection with a bank that is an

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-- TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES
        AND RELATED PARTIES (CONTINUED):
   interested party in the Company. In view of the above, it is impractical to record the transactions with such entities separately and, therefore, no information thereon is given in these financial statements. Management is of the opinion, in view of Company procedures and their implementation, that such transactions were carried out in the ordinary course of business and at prices and credit terms that do not differ from those generally prevailing on the market.

NOTE 11--LINKAGE OF MONETARY BALANCES:

A. AS FOLLOWS:

                                                                                   DECEMBER 31, 1997
                                                                     ----------------------------------------------
                                                                       IN, OR
                                                                      LINKED TO     LINKED
                                                                         THE        TO THE
                                                                     U.S. DOLLAR  ISRAELI CPI  UNLINKED     TOTAL
                                                                     -----------  -----------  ---------  ---------
                                                                               ADJUSTED NIS IN THOUSANDS
                                                                     ----------------------------------------------
Consolidated:
  Assets:
    Current assets:
      Cash and cash equivalents....................................       9,896                   29,260     39,156
      Short-term loans receivable from associated companies........                   12,216                 12,216
      Short-term investments.......................................                    5,177         150      5,327
      Accounts receivable..........................................                                3,626      3,626
    Long-term bank deposit.........................................                   10,353                 10,353
                                                                     -----------  -----------  ---------  ---------
                                                                          9,896       27,746      33,036     70,678
                                                                     -----------  -----------  ---------  ---------
                                                                     -----------  -----------  ---------  ---------
  Liabilities:
    Current liabilities:
      Short-term bank credit.......................................                    4,222                  4,222
      Accounts payable and accruals................................                                7,206      7,206
      Dividend payable.............................................                               25,000     25,000
    Long-term liabilities:
      Payables in respect of acquisition of land--business
        inventory..................................................                   12,026                 12,026
      Long-term bank loans (including current maturities)..........                  132,177                132,177
                                                                                  -----------  ---------  ---------
                                                                                     148,425      32,206    180,631
                                                                                  -----------  ---------  ---------
                                                                                  -----------  ---------  ---------

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--LINKAGE OF MONETARY BALANCES (CONTINUED):

                                                                                   DECEMBER 31, 1997
                                                                     ----------------------------------------------
                                                                       IN, OR
                                                                      LINKED TO     LINKED
                                                                         THE        TO THE
                                                                     U.S. DOLLAR  ISRAELI CPI  UNLINKED     TOTAL
                                                                     -----------  -----------  ---------  ---------
                                                                               ADJUSTED NIS IN THOUSANDS
                                                                     ----------------------------------------------
The Company:
  Assets:
    Current assets:
      Cash and cash equivalents....................................       9,896                   28,967     38,863
      Short-term loans receivable from associated companies and
        from subsidiaries..........................................                   37,501                 37,501
      Short-term investments.......................................                    5,177         150      5,327
      Accounts receivable..........................................                                  555        555
    Long-term bank deposit.........................................                   10,353                 10,353
                                                                     -----------  -----------  ---------  ---------
                                                                          9,896       53,031      29,672     92,599
                                                                     -----------  -----------  ---------  ---------
                                                                     -----------  -----------  ---------  ---------
  Liabilities:
    Current liabilities:
    Short-term bank credit.........................................                    4,212                  4,212
    Accounts payable and accruals..................................                                6,789      6,789
    Dividend payable...............................................                               25,000     25,000
  Long-term bank loans (including current maturities)..............                  105,444                105,444
                                                                                  -----------  ---------  ---------
                                                                                  -----------  ---------  ---------
                                                                                     109,656      31,789    141,445
                                                                                  -----------  ---------  ---------
                                                                                  -----------  ---------  ---------

B. DATA REGARDING THE EXCHANGE RATE AND THE ISRAELI CPI:

                                                                                    EXCHANGE RATE
                                                                                       OF ONE          ISRAELI
                                                                                     U.S.DOLLAR          CPI*
                                                                                   ---------------  --------------
At end of year:
  1997...........................................................................      NIS 3.536    153.1 points
  1996...........................................................................      NIS 3.251    143.1 points
  1995...........................................................................      NIS 3.135    129.4 points
  1994...........................................................................      NIS 3.018    119.7 points
Increase during the year:
  1997...........................................................................           8.8%    7.0%
  1996...........................................................................           3.7%    10.6%
  1995...........................................................................           3.9%    8.1%

------------------------

* Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

BALANCE SHEETS:

                                                                                 CONSOLIDATED          THE COMPANY
                                                                             --------------------  --------------------
                                                                                 DECEMBER 31           DECEMBER 31
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                     ADJUSTED NIS IN THOUSANDS
                                                                             -------------------------------------------
A. SHORT-TERM INVESTMENTS:

  DSP Group, Inc. -quoted shares...........................................                 5,485                 5,485
  Quoted shares of an interested party.....................................        150        102        150        102
  Bank deposit*............................................................      5,177                 5,177
                                                                             ---------  ---------  ---------  ---------
                                                                                 5,327      5,587      5,327      5,587
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
B. ACCOUNTS RECEIVABLE:

  Associated companies.....................................................        134        671        134        671
  Other....................................................................      3,492      2,730        421        421
                                                                             ---------  ---------  ---------  ---------
                                                                                 3,626      3,401        555      1,092
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

------------------------

* The deposit is linked to the Israeli CPI and bears annual interest at the rate of 4.55%.

C. LONG-TERM BANK DEPOSIT

    The deposit is linked to the Israeli CPI, bears annual interest at the rate of 4.5% and is repayable in twelve equal quarterly payments beginning September 1999.

                                                                                 CONSOLIDATED          THE COMPANY
                                                                             --------------------  --------------------
                                                                                 DECEMBER 31           DECEMBER 31
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                     ADJUSTED NIS IN THOUSANDS
                                                                             ------------------------------------------
D. BANK CREDIT:

  Short-term credit*.......................................................      4,222     27,316      4,212     26,938
  Current maturities of long-term loans, see note 6........................     17,657     17,796     15,888     16,030
                                                                             ---------  ---------  ---------  ---------
                                                                                21,879     45,112     20,100     42,968
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

------------------------

*   The interest rate at December 31, 1997 is 5.32%.

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (CONTINUED):
E. ACCOUNTS PABYABLE AND ACCRUALS:

                                                                                 CONSOLIDATED          THE COMPANY
                                                                             --------------------  --------------------
                                                                                 DECEMBER 31           DECEMBER 31
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
                                                                                     ADJUSTED NIS IN THOUSANDS
                                                                             ------------------------------------------
Trade......................................................................      1,578      2,081      1,578      1,571
Accrued expenses...........................................................      1,457        167      1,040         64
Government of Israel.......................................................        222      3,826        222      2,430
Other......................................................................      9,084      6,227      9,084         38
                                                                             ---------  ---------  ---------  ---------
                                                                                12,341     12,301     11,924      4,103
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

F. CONCENTRATIONS OF CREDIT RISKS

    The group's cash and cash equivalents, short-term investments and long-term deposit at December 31, 1997 and 1996 were deposited with Israeli banks.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The financial instruments of the group consist of non-derivative assets and liabilities (including shareholders' equity items, long-term bank deposits and long-term liabilities).

    In view of their nature, the fair value of financial instruments included in the working capital of the group is usually identical or close to their carrying value. The fair value of long-term liabilities also approximates the carrying value, since they bear interest at rates close to prevailing market rates. As to the fair value of investments in associated companies the securities of which are marketable, see note 3.

STATEMENTS OF INCOME:

                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                            ADJUSTED NIS IN THOUSANDS
                                                                                         -------------------------------
H. GENERAL AND ADMINISTRATIVE EXPENSES:
  Consolidated:
    Management fees (mainly to shareholders)...........................................      1,076      1,021      1,064
    Payroll and related expenses.......................................................      2,168
    Office rent and maintenance........................................................        263        444        235
    Professional fees..................................................................        702        227        286
    Other..............................................................................        274        485        237
                                                                                         ---------  ---------  ---------
                                                                                             4,483      2,177      1,822
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  The Company:
    Payroll and related expenses.......................................................      1,006
    Office rent and maintenance........................................................        263        323        144
    Professional fees..................................................................        490        108        158
    Other..............................................................................        101         47         89
                                                                                         ---------  ---------  ---------
                                                                                             1,860        478        391
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                              OPHIR HOLDINGS LTD.
                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (CONTINUED):

                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                            ADJUSTED NIS IN THOUSANDS
                                                                                         -------------------------------
I. FINANCIAL EXPENSES--NET:

  Consolidated:
    Expenses:
      In respect of long-term loans....................................................      7,923      6,427      6,299
      In respect of short-term bank credit.............................................      1,739      2,455      1,603
      In respect of short-term loans from shareholders.................................        171      1,444      1,134
      Other............................................................................        141
      Less--financial expenses capitalized to cost of buildings under construction.....       (597)    (1,412)    (1,159)
                                                                                         ---------  ---------  ---------
                                                                                             9,377      8,914      7,877
                                                                                         ---------  ---------  ---------
  Income:
    In respect of long-term bank deposit...............................................        418
    In respect of and short-term loans to associated companies.........................      2,518        569        773
    Other..............................................................................        857        256        490
                                                                                         ---------  ---------  ---------
                                                                                             3,793        825      1,263
                                                                                         ---------  ---------  ---------
                                                                                             5,584      8,089      6,614
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  The Company:
    Expenses:
      In respect of long-term bank loans...............................................      5,116      5,190      4,959
      In respect of short-term bank credit.............................................      1,729      2,420      1,603
      In respect of short-term loans from shareholders.................................        171      1,444      1,032
      Other............................................................................        913        843        727
      Less--financial expenses capitalized to cost of buildings under construction.....       (597)      (904)      (691)
                                                                                         ---------  ---------  ---------
                                                                                             7,332      8,993      7,630
                                                                                         ---------  ---------  ---------
  Income:
    In respect of long-term bank deposit...............................................        418
    In respect of short-term loans to subsidiaries and associated companies............      3,546      2,425      2,449
                                                                                         ---------  ---------  ---------
                                                                                             3,964      2,425      2,449
                                                                                         ---------  ---------  ---------
                                                                                             3,368      6,568      5,181
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13--NOMINAL DATA OF THE COMPANY:

A.  BALANCE SHEET DATA:

                                                                                                  NOMINAL NIS
                                                                                                  IN THOUSANDS
                                                                                              --------------------
                                                                                                  DECEMBER 31
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................................................     38,863      1,960
  Short-term loans receivable from associated companies and subsidiaries....................     37,501     50,683
  Short-term investments....................................................................      5,327      5,222
  Accounts receivable.......................................................................        555      1,021
  Building under construction, net of advances from purchaser...............................      9,157
  Capital notes from shareholders...........................................................                 8,000
                                                                                              ---------  ---------
                                                                                                 91,403     66,886
                                                                                              ---------  ---------
Investments:
  Associated companies......................................................................    122,206    139,557
  Other companies...........................................................................      4,379      8,213
  Long-term bank deposit....................................................................     10,353
                                                                                              ---------  ---------
                                                                                                136,938    147,770
                                                                                              ---------  ---------
Fixed assets, net of accumulated depreciation...............................................     32,474     59,140
                                                                                              ---------  ---------
                                                                                                260,815    273,796
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank credit...............................................................................     20,100     40,161
  Short-term loans from shareholders........................................................                34,894
  Accounts payable and accruals.............................................................     11,924      3,971
  Dividend payable..........................................................................     25,000
  Deferred income taxes.....................................................................      2,865        884
                                                                                              ---------  ---------
                                                                                                 59,889     79,910
                                                                                              ---------  ---------
Long-term liabilities:
  Bank loans (net of current maturities)....................................................     89,556     99,545
  Excess of Company share in losses of subsidiaries over the investment therein.............     20,190     26,304
                                                                                              ---------  ---------
                                                                                                109,746    125,849
                                                                                              ---------  ---------
    Total liabilities.......................................................................    169,635    205,759
Shareholders' equity, see c. below..........................................................     91,180     68,037
                                                                                              ---------  ---------
                                                                                                260,815    273,796
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--NOMINAL DATA OF THE COMPANY: (CONTINUED)
B.  OPERATING RESULTS DATA:

                                                                                         NOMINAL NIS IN THOUSANDS
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Revenues and gains:
  Share in profits of associated companies--net.....................................      9,812      7,723     *2,177
  Profits of subsidiaries--net......................................................      6,102
  Gain on dilution of holding in associated companies resulting from issuance of
    shares to a third party--net....................................................      6,539     18,356      1,160
  Gain from sale of investments in associated companies.............................    121,787     12,883
  Gain from sale and increase in value of marketable securities--net................      7,102                 8,078
  Dividend received from another company............................................        351        104        241
  Management fees from associated company and from a subsidiary.....................      1,161        994        896
                                                                                      ---------  ---------  ---------
                                                                                        152,854     40,060     12,552
                                                                                      ---------  ---------  ---------
Expenses and losses:
  Losses of subsidiaries--net.......................................................                 4,082      2,353
  Write-down of investment in other companies.......................................      5,600      2,500      1,000
  General and administrative expenses...............................................      1,828        432        316
  Loss from decrease in value of quoted shares--net.................................                 1,748
  Financial expenses--net...........................................................      6,362     14,622     10,315
                                                                                      ---------  ---------  ---------
                                                                                         13,790     23,384     13,984
                                                                                      ---------  ---------  ---------
Income (loss) before taxes on income................................................    139,064     16,676     (1,432)
Taxes on income.....................................................................     25,921      5,000      2,500
                                                                                      ---------  ---------  ---------
Net income (loss) for the year--nominal.............................................    113,143     11,676     (3,932)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

------------------------

*   Restated, see note 1o.

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--NOMINAL DATA OF THE COMPANY: (CONTINUED)
C.  CHANGES IN SHAREHOLDERS' EQUITY:

                                                                                      NOMINAL NIS IN THOUSANDS
                                                                          ------------------------------------------------
                                                                              SHARE       CAPITAL    RETAINED
                                                                             CAPITAL      SURPLUS    EARNINGS     TOTAL
                                                                             ------      ---------  ----------  ----------
Balance at January 1, 1995..............................................            *       31,084      29,209      60,293
Changes during 1995--loss...............................................                              **(3,932)   **(3,932)
                                                                                    -
                                                                                         ---------  ----------  ----------
Balance at December 31, 1995............................................            *       31,084      25,277      56,361
Changes during 1996--net income.........................................                                11,676      11,676
                                                                                    -
                                                                                         ---------  ----------  ----------
Balance at December 31, 1996............................................            *       31,084      36,953      68,037
Changes during 1997:
  Net income............................................................                               113,143     113,143
  Dividend..............................................................                               (90,000)    (90,000)
                                                                                    -
                                                                                         ---------  ----------  ----------
Balance at December 31, 1997............................................            *       31,084      60,096      91,180
                                                                                    -
                                                                                    -
                                                                                         ---------  ----------  ----------
                                                                                         ---------  ----------  ----------

------------------------

*   Represents an amount less than nominal NIS 1,000.

**  Restated, see note 1o.

NOTE 14--SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

A.  GENERAL:

    1) As stated in note 1b, the primary financial statements of the Company are drawn up in Israeli currency adjusted for the changes in the Israeli CPI.

       For incorporation in the financial statements of the Company's U.S. shareholder, Ampal-American Israel Corporation ("Ampal"), the Company also prepared these special condensed consolidated financial statements (hereafter--the special statements), see below.

    2) Through December 31, 1992, Ampal translated the nominal Israeli currency data of the Company on the basis of which the primary financial statements were prepared into dollars for the purpose of inclusion in its financial statements. The translation was made in accordance with the principles of remeasurement set forth in Statement of Financial Accounting Standard ("SFAS") No. 52 of the Financial Accounting Standards Board of the United States ("FASB") for entities operating in a highly inflationary economy.

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

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
       (b) For determining the applicable Israeli currency balances as of January 1, 1993, non-monetary assets and shareholders' equity items at December 31, 1992 were remeasured into dollars and translated into Israeli currency at the dollar exchange rate as of that date ($1 = NIS 2.764).

       (c) Transactions that took place after January 1, 1993 are reflected in the special statements in their original nominal NIS values.

       (d) The financial data of associated companies, the financial statements of which are drawn up in dollars, were translated into Israeli currency at the exchange rate at December 31 of each year.

       (e) Adjustments required to make the data to conform with U.S. generally accepted accounting principles ("GAAP") have been made.

    4) For the convenience of Ampal, these special statements have been translated into dollars in accordance with the principles set forth in SFAS 52.

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
    B.  FOLLOWING ARE THE SPECIAL STATEMENTS:

    1)  Consolidated balance sheets at December 31, 1997 and 1996

                                                                                                  TRANSLATED INTO
                                                                                                   U.S. DOLLARS,
                                                                          NEW ISRAELI SHEKELS      SEE A(4) ABOVE
                                                                          --------------------  --------------------
                                                                              DECEMBER 31           DECEMBER 31
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
                                                                              IN THOUSANDS          IN THOUSANDS
                                                                          --------------------  --------------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................     39,156      1,970     11,074        606
  Short-term loans receivable from associated companies.................     12,216      8,988      3,455      2,765
  Short-term investments................................................     27,419      5,222      7,754      1,606
  Accounts receivable...................................................      3,626      3,179      1,026        978
  Building under construction, net of advances from purchaser...........     57,225     10,465     16,183      3,219
  Capital notes from shareholder........................................                 8,000                 2,461
  Deferred income taxes.................................................                 3,716                 1,143
                                                                          ---------  ---------  ---------  ---------
                                                                            139,642     41,540     39,492     12,778
                                                                          ---------  ---------  ---------  ---------
Land--business inventory................................................     12,514                 3,539
                                                                          ---------             ---------
Investments:
  Associated companies..................................................    139,987    171,594     39,589     52,782
  Other companies.......................................................      4,379      8,213      1,238      2,526
  Bank deposit..........................................................     10,353                 2,928
                                                                          ---------  ---------  ---------  ---------
                                                                            154,719    179,807     43,755     55,308
                                                                          ---------  ---------  ---------  ---------
Fixed assets, net of accumulated depreciation...........................      6,757     82,259      1,911     25,303
                                                                          ---------  ---------  ---------  ---------
                                                                            313,632    303,606     88,697     93,389
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank credit...........................................................     21,879     42,166      6,188     12,970
  Short-term loans from shareholders....................................                34,894                10,733
  Accounts payable and accruals.........................................      7,207     11,644      2,038      3,580
  Dividend payable......................................................     25,000                 7,070
  Deferred income taxes.................................................     10,490                 2,967
                                                                          ---------  ---------  ---------  ---------
                                                                             64,576     88,704     18,263     27,283
                                                                          ---------  ---------  ---------  ---------
Long-term liabilities:
  Payables in respect of acquisition of land--business inventory........     12,026     11,004      3,401      3,385
  Bank loans (net of current maturities)................................    114,520    124,265     32,387     38,223
  Deferred income taxes.................................................      8,638      7,947      2,443      2,447
                                                                          ---------  ---------  ---------  ---------
                                                                            135,184    143,216     38,231     44,055
                                                                          ---------  ---------  ---------  ---------
    Total liabilities...................................................    199,760    231,920     56,494     71,338
Shareholders' equity....................................................    113,872     71,686     32,203     22,051
                                                                          ---------  ---------  ---------  ---------
                                                                            313,632    303,606     88,697     93,389
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
    2)  Consolidated income statements for the years ended 1997, 1996 and 1995:

                                                                                                  TRANSLATION INTO U.S. DOLLARS
                                                                      NEW ISRAELI SHEKELS                SEE A(4) ABOVE
                                                                -------------------------------  -------------------------------
                                                                  1997       1996       1995       1997       1996       1995
                                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                   ADJUSTED NIS IN THOUSANDS              IN THOUSANDS
                                                                -------------------------------  -------------------------------
Revenues and gains:
  From lease of buildings.....................................      5,505      5,072      4,453      1,596      1,591      1,438
  Share in profits of associated companies--net...............      7,323      9,773     *2,774      2,123      2,264       *169
  Gain from sale of building..................................     23,196                            6,725
  Gain on dilution of holding in an associated companies
    resulting from sale and issuance of shares to a third
    party--net................................................    118,402     30,395      1,160     32,954      9,536        385
  Gain from sale and increase in value of marketable
    securities--net...........................................     31,729                 8,078      9,196                 2,682
  Dividend received from another company......................        351        104        241        102         33         80
  Management fees from associated companies...................      1,250      1,074        100        363        337         33
                                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                  187,756     46,418     16,806     53,059     13,761      4,787
                                                                ---------  ---------  ---------  ---------  ---------  ---------
Expenses and losses:
  Depreciation of buildings...................................                               15                                5
  Write-down of investment in other companies.................      5,547      2,500      1,000      1,608        784        331
  Loss from decrease in value of quoted shares................                 1,748                              549
  General and administrative expenses.........................      4,699      2,100      1,477      1,362        659        490
  Financial expenses--net.....................................     11,562     22,762     16,008      3,352      7,141      5,327
                                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                   21,808     29,110     18,500      6,322      9,133      6,153
                                                                ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes on income..........................    165,948     17,308     (1,694)    46,737      4,628     (1,366)
Taxes on income...............................................    (33,762)   (11,637)    (3,000)    (9,788)    (3,651)      (953)
                                                                ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) for the year................................    132,186      5,671     (4,694)    36,949        977     (2,319)
                                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------  ---------

------------------------

*   Restated, see note 1o.

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
    3) Statements of changes in shareholders' equity for the years ended December 31, 1997, 1996 and 1995:

                                                                                       NEW ISRAELI SHEKELS
                                                                          ----------------------------------------------
                                                                             SHARE        SHARE     RETAINED
                                                                            CAPITAL      PREMIUM    EARNINGS     TOTAL
                                                                          -----------  -----------  ---------  ---------
                                                                                           IN THOUSANDS
                                                                                           ------------
Balance at January 1, 1995..............................................         434       31,220      39,055     70,709
Changes during 1995--loss...............................................                              *(4,694)   *(4,694)
                                                                                 ---   -----------  ---------  ---------
Balance at December 31, 1995............................................         434       31,220      34,361     66,015
Changes during 1996--net income.........................................                                5,671      5,671
                                                                                 ---   -----------  ---------  ---------
Balance at December 31, 1996............................................         434       31,220      40,032     71,686
Changes during 1997:
  Net income............................................................                              132,186    132,186
  Dividend..............................................................                              (90,000)   (90,000)
                                                                                 ---   -----------  ---------  ---------
Balance at December 31, 1997............................................         434       31,220      82,218    113,872
                                                                                 ---   -----------  ---------  ---------
                                                                                 ---   -----------  ---------  ---------

------------------------

*   Restated, see note 1o.

                                                                     TRANSLATED INTO U.S. DOLLARS, SEE A(4) ABOVE
                                                              -----------------------------------------------------------
                                                                 SHARE        SHARE     RETAINED   TRANSLATION
                                                                CAPITAL      PREMIUM    EARNINGS   DIFFERENCES    TOTAL
                                                              -----------  -----------  ---------  -----------  ---------
                                                                                     IN THOUSANDS
                                                                                     ------------
Balance at January 1, 1995..................................         157       10,477      13,351        (556)     23,429
Changes during 1995:
  Loss......................................................                              *(2,319)                *(2,319)
  Translation differences...................................                                              (53)        (53)
                                                                     ---   -----------  ---------  -----------  ---------
Balance at December 31, 1995................................         157       10,477      11,032        (609)     21,057
Changes during 1996:
  Net income................................................                                  977                     977
  Translation differences...................................                                               17          17
                                                                     ---   -----------  ---------  -----------  ---------
Balance at December 31, 1996................................         157       10,477      12,009        (592)     22,051
Changes during 1997:
  Net income................................................                               36,949                  36,949
  Dividend..................................................                              (25,028)                (25,028)
  Translation differences...................................                                           (1,769)     (1,769)
                                                                     ---   -----------  ---------  -----------  ---------
Balance at December 31, 1997................................         157       10,477      23,930      (2,361)     32,203
                                                                     ---   -----------  ---------  -----------  ---------
                                                                     ---   -----------  ---------  -----------  ---------

------------------------

*   Restated, see note 1o.

                              OPHIR HOLDINGS LTD.

                            (AN ISRAELI CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
    4) Reconciliation of nominal/historical net income and shareholders' equity under Israeli generally accepted accounting principles (GAAP) to U.S.
       GAAP:

                                                                                               NEW ISRAELI SHEKELS
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
                                                                                                  IN THOUSANDS
                                                                                                  ------------
(a)        Net income (loss) for the year:
             Net income (loss)--historical/nominal amount (see note 13)................    113,143     11,676    *(3,932)
                                                                                         ---------  ---------  ---------
             Reconciliation to U.S. GAAP:
               Effect of application of principles applicable to economies no longer considered highly inflationary:
                 Depreciation..........................................................       (456)      (405)      (384)
                 Share in profits of associated companies..............................      5,573      1,193       (378)
                 Deferred income taxes.................................................     (3,939)    (6,793)

           Other:
               Gain from increase in value of shares which are presented as trading securities while in the Israeli GAAP financial statements the
                 investment in those shares are accounted for by the equity method.....     11,109
               Gain from sale of building--net.........................................      6,756
                                                                                         ---------  ---------  ---------
                                                                                            19,043     (6,005)      (762)
                                                                                         ---------  ---------  ---------
           Net income (loss) for the year, as per (2) above............................    132,186      5,671    *(4,694)
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
(b)        Shareholders' equity at December 31, 1997, 1996 and 1995:
             Shareholders' equity--historical/ nominal amount (see note 13)............     91,180     68,037    *56,361
             Reconciliation to U.S. GAAP:
               Effect, at beginning of year, of application of principles applicable to
                 economies no longer considered highly inflationary....................      3,649      9,654     10,416
               Effect of reconciliation of net income for the year to U.S. GAAP (see(a)
                 above)................................................................     19,043     (6,005)      (762)
                                                                                         ---------  ---------  ---------
           Shareholders' equity, as per (3) above......................................    113,872     71,686     66,015
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

------------------------

*   Restated, see note 1o.

         [Letterhead of Deloitte Touche Tohmatsu-Igal Brightman & Co.]

                      AUDITORS' REPORT TO THE SHAREHOLDERS
                      ------------------------------------
                                 OF AM-HAL LTD.
                                 --------------

We have audited the accompanying balance sheets of Am-Hal Ltd. ("the Company") as of December 31, 1997 and 1996 and the consolidated balance sheet as of December 31, 1997, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and on a consolidated basis for the year ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a partnership, whose assets constitute approximately 11% of consolidated total assets as of December 31 1997. The financial statements of the partnership were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in respect of the aforementioned partnership is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and on a consolidated basis as of December 31, 1997 and the results of its operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and on a consolidated basis for the year ended December 31, 1997, in accordance with generally accepted accounting principles.

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

[LETTERHEAD FAHN, KANNE & CO.]

                    AUDITORS' REPORT TO THE SHAREHOLDERS OF
                         AMPAL INDUSTRIES (ISRAEL) LTD.
                    ---------------------------------------

We have audited the balance sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of December 31, 1997 and 1996 and the related statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 1997, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The data included in the Company's financial statements relating to the equity in investee companies and relating to the Company's share in the results of their operations are based on financial statements which were audited by other auditors.

The above statements have been prepared on the basis of historical cost as adjusted for changes in the general purchasing power of the Israeli currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 18 to the financial statements.

In our opinion, based on our audit and the reports of other auditors, the abovementioned financial statements present fairly the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1997, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1997 and 1996, the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1997, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United Suites. The data regarding this difference is summarized in Note 19 to the financial statements.



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

                                              /s/ Cohen, Eyal, Yehoshua & Co.
                                               Cohen, Eyal, Yehoshua & Co.
                                            Certified Public Accountants (Isr.)

March 10, 1997

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU
                      Brightman Bar-levav Friedman & Co.]

                   AUDITORS' REPORT TO THE SHAREHOLDERS OF
                         BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheet of Bay Heart Ltd. ("the Company") as of December 31, 1997, and the consolidated balance sheet as of such date, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis - for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit. Comparative figures in the financial statements as of December 31, 1996, and for the years ended December 31, 1996 and 1995, were audited by other auditors whose report, dated February 10, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 24.

In our opinion, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31, 1997, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis - for the year then ended in accordance with generally accepted accounting principles.

Furthermore, in our opinion, the financial statements are prepared in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements) - 1993.

The condensed consolidated financial information in U.S. dollars presented in
Note 25 to the financial statements, prepared at the request of an affiliate, represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 25A. In our opinion, such translation into U.S. dollars was properly made in accordance with the basis stated in Note 25A.

/s/ Igal Brightman & Co.

Igal Brightman & Co.
Certified Public Accountants

Haifa, February 15, 1998

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



Haifa, Israel,                         /s/ RONEL STETTNER & CO.
February 10, 1997                          Certified Public Accountants (Israel)

                       [LETTERHEAD OF KOST LEVARY & FORER
                    A MEMBER OF ERNST & YOUNG INTERNATIONAL]

                         REPORT OF INDEPENDENT AUDITORS
                             To the Shareholders of
                          CARMEL CONTAINER SYSTEMS LTD.

      We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of subsidiaries, which statements reflect total assets constituting 21% and 21% as of December 31, 1996 and 1997, respectively, and total revenues constituting 30%, 32% and 34% of the related consolidated totals for each of the three years in the period ended December 31, 1997. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries is based solely on the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards in the United States and Israel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

      The aforementioned consolidated financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, as required by Statements of the Institute of Certified Public Accountants in Israel.

      In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmel Container Systems Ltd. and its subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel which differ in certain respects from those followed in the United States (see Note 22 to the consolidated financial statements).


                                             /s/ KOST, LEVARY and FORER

Tel-Aviv, Israel                                 KOST, LEVARY and FORER
March 9, 1998                              Certified Public Accountants (Israel)
                                         A Member of Ernst & Young International

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


March 26, 1997                            /s/ Arthur Andersen LLP
New York, New York

                           [LETTERHEAD OF PORAT & CO.]

                    Report of Independent Public Accountants
                    ----------------------------------------
                               To The Shareholders
                               -------------------
                                       of
                                       --
                         COUNTRY CLUB KFAR-SABA LIMITED
                         ------------------------------

We have audited the financial statements of Country Club Kfar-Saba Limited (hereinafter - the Company), as follows:

o     Balance sheets of the Company as of December 31, 1997, December 31, 1996.

o Statements of Income, shareholders equity and cash flow for the company for the two years ended December 31, 1997 and December 31, 1996.

These statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 18 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2G.

                           [LETTERHEAD OF PORAT & CO.]

                    Report of Independent Public Accountants
                    ----------------------------------------
                               To The Shareholders
                               -------------------
                                       of
                                       --
                         COUNTRY CLUB KFAR-SABA LIMITED
                         ------------------------------

In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1997 and 1996, the results of its operations, the changes in shareholders' equity and cash flows for each of the years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1997 and 1996, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1997, on the basis of the historical cost convention.

Pursuant to section 211 of the companies ordinance (new version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the aforementioned financial statements is given to the best of our information and the explanations received by us and as shown by the books of the company.

Accounting priciples generally accepted in Israel differ in certain respects from generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 19 to the financial statements.

                                           Porat & Co.


                                            /s/ Porat
                              Certified Public Accountants (Isr.)

Ramat Gan, February 16, 1998

               [LETTERHEAD OF FRIEDMAN, SHAPIRA, GOLDSTEIN, & CO.]

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of EPSILON INVESTMENT HOUSE LTD.

We have audited the Consolidated Balance Sheets of EPSILON INVESTMENT HOUSE LTD., (an Israeli corporation) (hereinafter - "the Company") and its subsidiary as of December 31, 1997 and 1996, and the related Consolidated Statements of Income and the Changes in Shareholders' Equity for each of the 3 years in the period ended December 31, 1997, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audits.

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

In our opinion, the above mentioned excepted, the nominal Financial Statements in N.I.S., which were the base of the translation of the Financial Statements as referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiary, as of December 31, 1997 and 1996 and the results of their operations and the changes in their shareholders' equity, for each of the 3 years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial Statements.

                              /s/ FRIEDMAN, SHAPIRA, GOLDSTEIN, & CO.
                                FRIEDMAN, SHAPIRA, GOLDSTEIN, & CO.
                                         Certified Public Accountants


Tel-Aviv, 9 March, 1998

                          [LETTERHEAD OF PORAT & Co.]

                    Report of Independent Public Accountants
                    ----------------------------------------
                                       of
                                       --
              Hod Hasharon Sport Center (1992) Limited Partnership
              ----------------------------------------------------

We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 1997 and 1996, the related statements of income, partners' capital and cash flows for each of the two years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management.

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

              Hod Hasharon Sport Center (1992) Limited Partnership
              ----------------------------------------------------

In our opinion, based on our audit the above mentioned financial statements present fairly the financial position of the partnership as at December 31, 1997 and 1996, the results of its operations, the changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1997, on the basis of the historical cost convention.

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

                                                         Porat and Co.
                                                       /s/ Porat and Co.
                                             Certified Public Accountants (Isr.)

Ramat Gan, March 4, 1998

[KOST LEVARY & FORER LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                               MIVNAT HOLDING LTD.

      We have audited the balance sheets of Mivnat Holding Ltd. ("the Company") as of December 31, 1997 and 1996 and the consolidated balance sheets ("the Consolidated") for the same dates and the related statements of income, changes in shareholders' equity and cash flows - the Company and the Consolidated for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in Isrel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973, which do not differ is any significant respect from United States generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audits also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

      The aforementioned financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, as required by Statements of the Institute of Certified Public Accountants in Israel. A summary of the Company's financial statements in nominal (historical) Israeli shekels which served as a basis for the Company's adjusted financial statements, is presented in Note 30.

      The Company has restated its financial statements for the years ended December 31, 1996 and 1995, in order to retroactively reflect the change in the accounting treatment of the proportionate consolidation of an investee and capitalization of financial expenses related to construction of resident units, as indicated in Note 2p.

[KOST LEVARY & FORER LETTERHEAD]


      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of - the Company and the Consolidated - as of December 31, 1997 and 1996, and the related results of income, changes in shareholders' equity and cash flows - the Company and the Consolidated - for each of three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel. Also, in our opinion, the Consolidated financial statements based on nominal data (Note 28) present fairly, in all material respects, the Consolidated financial position as of December 31, 1997 and 1996, and the related Consolidated results of income, changes in shareholders' equity, and this consolidated cash flows for the each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel, on the basis of the historical cost convention.

      Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. Financial statements based on the application of the latter and their translation into U.S. dollars based on the principles set forth in SFAS - 52, are presented in Note 28 to the financial statements.

      Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we hereby state that we have received all the information and explanations which we have requested and that our opinion on the above financial statements is given based on the best of our information and explanations which we received and as reflected in the books of the Company.

                                     /s/ Kost, Levary and Forer

                                         Kost, Levary and Forer
Tel-Aviv, Israel                         Certified Public Accountants (Israel)
March 10, 1998                           A Member of Ernst & Young International

HAGGAI WALLENSTEIN DOV & Co. CPA (1sr.)


                                AUDITORS' REPORT
                                ----------------

                             To the shareholders of

                               MORIAH HOTELS LTD.
                               ------------------

We have audited the accompanying consolidated balance sheets of Moriah Hotels Ltd. (an Israeli corporation) (hereinafter - the company) and its subsidiaries as at December 31, 1997 and 1996, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 3l, 1997, expressed in US dollars. These financial statements are the responsibility of the board of directors and company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moriah Hotels Ltd. and its subsidiaries as at December 31, 1997 and 1996, and the results of their operations, changes in their shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see note 1 to the consolidated financial statements).

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

Ramar-Gan,
 March 15, 1998

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

                       [LETTERHEAD OF KPMG BRAUDE Bavly]

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

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the US. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net income and shareholders' equity to the extent summarized in Note 23 to the financial statements.

These financial statements have been prepared in accordance with the Securities Regulations (Preparation of Financial Statements), 1993.

/s/ Braude Bravly

BRAUDE BAVLY CPA

24 February 1997

                       [LETTERHEAD OF KPMG BRAUDE Bavly]

                     AUDITORS' REPORT TO THE SHAREHOLDERS

                                      OF

                                ORTEK LIMITED

We have audited the accompanying balance sheets of Ortek Limited ("the Company") as at December 31, 1997 and 1996, and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors (Modes of Operation) Regulations, 1973, which auditing standards are identical in all material respects to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error in the financial statements or anything misleading therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and the management, as well as evaluating the overall financial statetment presentation. We believe that our audits provide a fair basis for our opinion.

The above financial statements are prepared on the historical cost basis adjusted for changes in the general purchasing power of the Israeli currency according to Opinions of the Institute of Certified Public Accountants in Israel. Condensed nominal data, on the basis of which the adjusted financial statements were prepared, are presented in Note 24. These amounts have been translated into U.S. dollars using the method describe in the Note to the accompanying financial statements In U.S. dollars.

In our opinion, the above financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of operations, the changes in shareholders' equity and the cash flows for each of the years then ended, in conformity with generally accepted accounting principles in Israel, which differ in one respect from generally accepted accounting principles in the United States (see Note 3 to these financial statements).

Pursuant to Section 211 of the Companies Ordinance (New Version), 1983, we state that we have obtained all the information and explanations we required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the records of the Company.

/s/ Braude Bravly

BRAUDE BAVLY

Tel Aviv, March 1, 1998

                        [LETTERHEAD OF SHLOMO ZIV & CO.]

                                AUDITORS' REPORT

                             To the Shareholders of

                            PARADISE INDUSTRIES LTD.
                            ------------------------

We have audited the balance sheets of Paradise Industries Ltd. ("the Company") as of December 31, 1997 and 1996 and the related statements of operation, statements of changes in shareholders' equity and the statements of cash flows for each of the three years, the latest ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations, (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 26 to the financial statements

In our opinion, the abovementioned financial statements present fairly, in accordance with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations, the changes in its shareholders' equity and cash flows for each of the three years, the latest ended December 31, 1997. Similarly, in our opinion, the abovementioned Financial Statements have been prepared in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements) 1993.

Without qualifying our aforementioned opinion, we draw your attention to Note 24, regarding a fire which broke out in the Company's factory and the action of the Company's management in connection with the reconstruction of the factory and renewal of operations.


                                                  Shlomo Ziv & Co.

                                                 /s/ Marder Menackam

Tel-Aviv, February 24, 1998               Certified Public Accountant (Isr.)

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



                                        /s/ Reuveni, Hartuv, Tepper & Co.
                                        Certified Public Accountants (Isr).

Tel-Aviv, March 24, 1996.

                        [LETTERHEAD OF FAHN, KANNE & Co.]

                     AUDITORS' REPORT TO TIE SHAREHOLDERS OF
                     RED SEA MARINELAND HOLDING (1973) LTD.
                     --------------------------------------

We have audited the balance sheet of Red Sea Marineland Holding (1973) Ltd. as of December 31, 1997. These financial statements are the responsibility of the Company's management.

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

In our opinion, except for the omission of the information referred to in the preceding paragraph, the above Balance Sheet present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1997, on the basis of the historical cost convention.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above Balance Sheet is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


                                               /s/ Fahn, Kanne & Co.

                                                  Fahn, Kanne & Co.

                                            Certified Public Accountant (Isr.

Tel Aviv, Israel, March 21, 1998

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

Ramat-Gan, Israel, March 11, 1996

                                                    /s/ Dov Kahana & Co.
                                                      Dov Kahana & Co.
                                             Certified Public Accountants (Isr.)

                       [LETTERHEAD OF FAHN, KANNE & CO.]


                INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS
                     OF RED SEA UNDERWATER OBSERVATORY LTD.

We have audited the balance sheets of "Red Sea Underwater Observatory Ltd." (the "Company") and the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1997 and 1996 and the related Company and consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the board of directors and the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

The statements of income and changes in shareholders' equity for the two years ended December 31, 1995 and the statement of cash flows for the year then ended were audited by other auditors.

We did not audit the financial statements of the consolidated subsidiaries whose assets constitute approximately 73% and 62% of total consolidated assets as of December 31, 1997 and 1996 respectively and whose income constitutes approximately 32% and 37% of the total consolidated income of the Company for the years then ended, respectively. The financial statements of those subsidiaries were audited by other auditors whose reports have been furnished to us. Our opinion, as it relates to the amounts included in respect of these subsidiaries, is based solely on the said reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Auditors Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement, whether accidental or intentional. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The abovementioned financial statements were prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with opinions of the Institute of Certified Public Accountants in Israel. Condensed financial statements in nominal shekels, which served as the basis for the adjusted statements, are presented in Note 28. These amounts were translated into U.S. dollars using the method described in Note 29.

In our opinion, based on our audits and on the reports of the other auditors, the aforementioned financial statements present fairly, in all material respects, the consolidated and Company financial position as of December 31, 1997 and 1996, and the Company and consolidated results of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997, in accordance with generally accepted accounting principles in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 28) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations for the two years in the period ended December 31, 1997, on the basis of the historical cost convention. Furthermore, in our opinion, the abovementioned financial statements were prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements) - 1993.

In addition, in our opinion, the condensed financial statements translated into U.S. dollars (Note 29) are presented fairly in conformity with S.F.A.S. 52.


                                                   Fahn, Kanne & Co.
Tel-Aviv, Israel                          Certified Public Accountants (Isr.)
March 21, 1998

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

[LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]


                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholders of RENAISSANCE INVESTMENT CO. LTD.


We have audited the Balance Sheet of RENAISSANCE INVESTMENT CO. LTD., (an Israeli corporation) (hereinafter -- "the Company") as at December 31, 1997 and the Consolidated Balance Sheet of the Company and its subsidiary as at December 31, 1996, and the related Consolidated Statements of Income and the Changes in Shareholders' Equity for each of the 3 years in the period ended December 31, 1997, translated into U.S. dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audits.

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

In our opinion, the above mentioned excepted, the Nominal Financial Statements in N.I.S., which were the base of the translation of the Financial Statements as referred to above, present fairly, in all material respects, the financial position of the Company, as at Decanter 31, 1997 and the financial position of the Company and its subsidiary, as at December 31, 1996 and the results of their operations and the changes in their shareholders' equity, for each of the 3 years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial Statements.


/s/ Friedman, Shapira, Goldstein & Co.

FRIEDMAN, SHAPIRA, GOLDSTEIN & CO.
Certified Public Accountants


Tel-Aviv, 9 March, 1998

                       [LETTERHEAD OF KOST LEVARY & FORER]

Messrs. Ampal Ltd.
------------------

            Re: Financial statements of Shmay-Bar Real Estate 1993 Ltd. ("the Company") translated into U.S. dollars
                   -------------------------------------------------------

     As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1997 and 1996, which were audited by us, and on which we expressed our opinion on February 18, 1998, have been provided to you.

     We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1997 and 1996, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1997 and their accompanying Notes.

                      [LETTERHEAD OF KOST LEVARY & FORER]

     In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1997 and 1996, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

     The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

                                                       Sincerely,
                                                 /s/ KOST, LEVARY and FORER
Tel-Aviv, Israel                                   KOST, LEVARY and FORER
February 18, 1998                          Certified Public Accountants (Israel)

                       [LETTERHEAD OF KOST LEVARY & FORER]

Messrs. Ampal Ltd.
------------------

                     Re: Financial statements of Shmay-Bar (T.H) 1993 Ltd. ("the Company") translated into U.S. dollars
                            -------------------------------------------------

     As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1997 and 1996, which were audited by us, and on which we expressed our opinion on February 18, 1998, have been provided to you.

     We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1997 and 1996, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1997 and their accompanying Notes.

                       [LETTERHEAD OF KOST LEVARY & FORER]

     In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1997 and 1996, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

     The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

                                                        Sincerely
Tel-Aviv, Israel                               /s/ KOST, LEVARY and FORER
February 18, 1998                                    KOST, LEVARY and FORER
                                           Certified Public Accountants (Israel)

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

/s/ BDO Almagor & Co.
BDO Almagor & Co.
Certified Public Accountants

Ramat-Gan, Israel,
February 16, 1997

          [LETTERHEAD OF Deloitte Touche Tohmatsu-Igal Brightman & Co.]

                                AUDITORS' REPORT
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      TRINET INVESTMENTS IN HIGH-TECH LTD.
                  ---------------------------------------------

We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997, expressed in Israeli currency. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for changes in the general purchasing power of the Israeli currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 10.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in Israel.

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

/s/ Igal Brightman & Co.
Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, March 9, 1998

                    [LETTERHEAD OF Deloitte Touche Tohmatsu
                      Brightman Bar-Levav Friedman & Co.]

                               AUDITORS' REPORT
                TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                         TRINET VENTURE CAPITAL LTD.

We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. ("the Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Perfonnance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not audit the financial statements of certain subsidiaries and affiliates, the investments in which are recorded using the equity method of accounting. These financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the foregoing subsidiaries and affiliates, is based solely upon the reports of the other auditors.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 11.

                    [LETTERHEAD OF Deloitte Touche Tohmatsu
                      Brightman Bar-Levav Friedman & Co.]

The Company has not prepared consolidated financial statements. Consolidated financial statements are required in accordance with Opinion No. 57 of the Institute of Certified Public Accountants in Israel.

In our opinion, based on our audits and the reports of other auditors, except for omission of consolidated financial statements as mentioned in the preceding paragraph, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997, in accordance with generally accepted accounting principles in Israel.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 12. Such financial information includes investments valued at $l0,740,000 and $12,858,000 as of December 31, 1997 and 1996, respectively (97% and 92% of total assets, respectively), whose values have been estimated by the Board of Directors and management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors and management in arriving at their estimates of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

/s/ Igal Brightman & Co.

Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, March 9, 1998.

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


Tel-Aviv, Israel
    March 5,1997
                                                   /s/ Kesselman & Kesselman

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                      AMPAL-AMERICAN ISRAEL CORPORATION


                                  By: /s/ Yehoshua Gleitman
                                     -------------------------------------------
                                      Yehoshua Gleitman, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

Signatures                        Title                             Date
----------                        -----                             ----

Arie Abend                        Director
Michael Arnon                     Director
Benzion Benbassat                 Director
Yaacov Elinav                     Director
Kenneth L. Henderson              Director
Irwin Hochberg                    Director
Hillel Peled                      Director
Shimon Ravid                      Director
Evelyn Sommer                     Director
Michael W. Sonnenfeldt            Director
Daniel Steinmetz                  Chairman of the Board
                                   of Directors and Director
Raz Steinmetz                     Director


By: /s/ Lawrence Lefkowitz
    -------------------------------------
             Lawrence Lefkowitz,
       and as attorney-in-fact for the
              Foregoing Persons                                   March 31, 1998


    /s/ Yehoshua Gleitman
    -------------------------------------
           Yehoshua Gleitman, Chief
         Executive Officer (Principal
              Executive Officer)                                  March 31, 1998


    /s/ Alan L. Schaffer
    -------------------------------------
            Alan L. Schaffer, Vice
       President-Finance and Treasurer
        (Principal Financial Officer)                             March 31, 1998


    /s/ Alla Kanter
    -------------------------------------
              Alla Kanter, Vice
           President-Accounting and
       Controller (Principal Accounting
                   Officer)                                       March 31, 1998

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