Form 10-Q
period 1998-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1998-05-15
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended March 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.


For the transition period from ________________ to ________________


                          Commission file number 0-538


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 23,868,766 (as of April 30, 1998).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                               Index to Form 10-Q



                                                                        Page
                                                                        ----
Part I     Financial Information

           Consolidated Statements of Income......................        1

           Consolidated Balance Sheets............................        2

           Consolidated Statements of Cash Flows..................        4

           Consolidated Statements of Changes in Shareholders'
            Equity................................................        6

           Notes to the Consolidated Financial Statements.........        7

           Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........       10


Part II    Other Information......................................       14

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED MARCH 31,                                1998         1997
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            (Unaudited) (Unaudited)
                                                                       (Note 2)

REVENUES
Equity in earnings of affiliates .....................      $ 3,179      $ 2,581
Manufacturing ........................................        1,901        3,012
Interest:
 Related parties .....................................          618        2,503
 Others ..............................................          246          480
Rental income ........................................        1,757        2,051
Realized and unrealized gains on investments .........        1,636        1,364
Other ................................................          496          479
                                                            -------      -------
     Total revenues ..................................        9,833       12,470
                                                            -------      -------

EXPENSES
Manufacturing ........................................        1,987        3,021
Interest:
 Related parties .....................................          937          715
 Others ..............................................        1,173        2,053
Rental property operating expenses ...................          854          985
Other ................................................        1,216        1,860
                                                            -------      -------
     Total expenses ..................................        6,167        8,634
                                                            -------      -------
Income before income taxes ...........................        3,666        3,836
Provision for income taxes ...........................        1,660        1,315
                                                            -------      -------

     NET INCOME ......................................      $ 2,006      $ 2,521
                                                            =======      =======

Basic EPS
 Earnings per Class A share ..........................      $   .08      $   .11
                                                            =======      =======

 Shares used in calculation (in thousands) ...........       23,832       23,677

Diluted EPS
 Earnings per Class A share ..........................      $   .07      $   .09
                                                            =======      =======

 Shares used in calculation (in thousands) ...........       27,616       27,613

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
ASSETS AS AT                                           1998             1997
--------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)       (Note 2)

Cash and cash equivalents .......................     $ 19,075        $ 45,457



Deposits, notes and loans receivable ............       30,731          46,176



Investments (Note 3) ............................      233,720         117,384



Real estate rental property, less accumulated
 depreciation of $6,074 and $5,902 ..............       29,123          28,603



Property and equipment, less accumulated
 depreciation of $2,660 and $2,596 ..............        3,741           3,899


Other assets ....................................       14,504          20,755
                                                      --------        --------


TOTAL ASSETS ....................................     $330,894        $262,274
                                                      ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                        March 31,    DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                               1998           1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)     (Note 2)

LIABILITIES
Notes and loans payable (Note 3):
  Related parties ..................................  $  53,182      $  18,207
  Others ...........................................     36,396          5,000
Debentures .........................................     33,722         41,846
Accounts and income taxes payable, accrued
 expenses and minority interests ...................     42,610         34,711
                                                      ---------      ---------
        Total liabilities ..........................    165,910         99,764
                                                      ---------      ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 189,287
 shares; issued and outstanding 178,232 and
 179,672 shares ....................................        891            898

6-1/2% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 988,055
 shares; issued and outstanding 958,407 and 968,288
 shares ............................................      4,792          4,842

Class A Stock, $1 par value;  authorized
 60,000,000 shares; issued 24,455,168 and
 24,418,325 shares; outstanding 23,849,768 and
 23,812,925 shares .................................     24,455         24,418

Additional paid-in capital .........................     57,511         57,491

Retained earnings ..................................     90,781         88,775

Treasury Stock, 605,400 shares of Class A Stock,
 at cost ...........................................     (3,829)        (3,829)
Accumulated other comprehensive loss ...............     (9,617)       (10,085)
                                                      ---------      ---------
        Total shareholders' equity .................    164,984        162,510
                                                      ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $ 330,894      $ 262,274
                                                      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



THREE MONTHS ENDED MARCH 31,                              1998          1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)   (Unaudited)
                                                                       (Note 2)

Cash flows from operating activities:
 Net income ........................................    $   2,006     $   2,521
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates .................       (3,179)       (2,581)
  Realized and unrealized gains on investments .....       (1,636)       (1,364)
  Depreciation expense .............................          333           377
  Amortization expense .............................          346           532
  Translation (gain) loss ..........................         (152)          196
 Decrease in other assets ..........................        3,614         1,686
 (Decrease) in accounts and income taxes
  payable, accrued expenses and minority
  interests ........................................       (2,994)       (1,670)
 Investments made in trading securities ............       (2,157)       (1,560)
 Proceeds from sale of trading securities ..........        1,156         1,589
 Dividends received from affiliates ................        3,144            70
                                                        ---------     ---------

  Net cash provided by (used in) operating
   activities ......................................          481          (204)
                                                        ---------     ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected ....       14,809         8,745
 Deposits, notes and loans receivable granted ......          (22)         (860)
 Investments made in affiliates and others .........     (112,367)       (1,689)
 Proceeds from sale of investments:
  Available for sale ...............................           --           945
  Others ...........................................        3,498         5,998
 Deposit-sale of affiliate .........................           --         4,177
 Proceeds from sale of real estate rental
  property .........................................           --        15,030
 Purchase of property and equipment ................          (47)         (190)
 Purchase of real estate rental property ...........         (825)         (110)
                                                        ---------     ---------


  Net cash (used in) provided by investing
   activities ......................................      (94,954)       32,046
                                                        ---------     ---------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



THREE MONTHS ENDED MARCH 31,                              1998          1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)   (Unaudited)
                                                                       (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ..................................   $ 35,710       $    452
  Others ...........................................     32,088            152
 Notes and loans payable repaid:
  Related parties ..................................       (712)       (17,555)
  Others ...........................................       (609)        (3,736)
 Debentures repaid .................................     (7,936)       (11,312)
 Contribution to partnership by minority
  interests ........................................      9,765             --
                                                       --------       --------

  Net cash provided by (used in) financing
   activities ......................................     68,306        (31,999)
                                                       --------       --------

Effect of exchange rate changes on cash and
 cash equivalents ..................................       (215)          (484)
                                                       --------       --------

Net (decrease) in cash and cash equivalents ........    (26,382)          (641)
Cash and cash equivalents at beginning of
 period ............................................     45,457         20,633
                                                       --------       --------

Cash and cash equivalents at end of period .........   $ 19,075       $ 19,992
                                                       ========       ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties ..................................   $     72       $    378
  Others ...........................................      1,100          1,455
                                                       --------       --------
    Total interest paid ............................   $  1,172       $  1,833
                                                       ========       ========

 Income taxes paid .................................   $  1,744       $     12
                                                       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



THREE MONTHS ENDED MARCH 31,                              1998          1997
--------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)           (Unaudited)   (Unaudited)
                                                                       (Note 2)

4% PREFERRED STOCK
Balance, beginning of year .........................     $    898      $    955
Conversion of 1,440 and 1,649 shares into
 Class A Stock .....................................           (7)           (8)
                                                         --------      --------
Balance, end of period .............................     $    891      $    947
                                                         ========      ========

6-1/2% PREFERRED STOCK
Balance, beginning of year .........................     $  4,842      $  5,012
Conversion of 9,881 and 14,428 shares into
 Class A Stock .....................................          (50)          (72)
                                                         --------      --------
Balance, end of period .............................     $  4,792      $  4,940
                                                         ========      ========

CLASS A STOCK
Balance, beginning of year .........................     $ 24,418      $ 24,257
Issuance of shares upon conversion of
 Preferred Stock ...................................           37            51
                                                         --------      --------
Balance, end of period .............................     $ 24,455      $ 24,308
                                                         ========      ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .........................     $ 57,491      $ 57,410
Conversion of Preferred Stock ......................           20            29
                                                         --------      --------
Balance, end of period .............................     $ 57,511      $ 57,439
                                                         ========      ========

RETAINED EARNINGS
Balance, beginning of year .........................     $ 88,775      $ 74,943
Net income .........................................        2,006         2,521
                                                         --------      --------
Balance, end of period .............................     $ 90,781      $ 77,464
                                                         ========      ========

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year: ........................     $(10,085)     $ (6,628)

  Cumulative translation adjustments:
  Balance, beginning of year .......................      (10,085)       (6,530)
  Foreign currency translation adjustment ..........         (973)       (1,418)
                                                         --------      --------
  Balance, end of period ...........................      (11,058)       (7,948)
                                                         --------      --------

  Unrealized loss on marketable securities:
  Balance, beginning of year .......................           --           (98)
  Unrealized gain (loss), net ......................        1,441           (38)
                                                         --------      --------
  Balance, end of period ...........................        1,441          (136)
                                                         --------      --------

Balance, end of period .............................     $ (9,617)     $ (8,084)
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

2. The December 31, 1997 consolidated balance sheet presented herein was derived from the audited December 31, 1997 consolidated financial statements of the Company.

      Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1997 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1997 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. On January 22, 1998 (the "Closing Date"), the Company completed its purchase of a one-third interest in the assets of the shared networks operation of Motorola Communications Israel, Ltd. ("Motorola Israel") for a purchase price of $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans ("Short-Term Loans"), one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim B.M. ("Hapoalim"). Each loan had a term of 90 days, bore interest at a rate of LIBOR plus 1/2% and was repaid in full from the proceeds of the long-term loans described below.

      A new wireless communications service provider, MIRS Communication Company Ltd. ("MIRS"), initially one-third owned by the Company and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

      In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party (The Israel Mezzanine Fund L.P., a limited partnership whose general partner is First Israel Mezzanine Investors Ltd.), which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the Closing Date until the purchase date of the limited partnership interests).

      The related parties purchased their limited partnership interests on the same terms as the unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party.

      Each of the limited partners paid 35% of their respective purchase price in cash and assumed their pro rata share of Ampal's financing of the original purchase (equal to 65% of their respective purchase prices) and assumed their pro rata share of the Partnership's long-term financing. A portion of Dr. Gleitman's entity's purchase price was obtained through two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus 0.8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus 0.5% and is with recourse to Dr. Gleitman. Both loans are secured by Dr. Gleitman's interest in the Partnership.

      The Partnership has been assigned all of the Company's rights under the original purchase agreement with Motorola Israel and has assumed all of its obligations.

      On May 4, 1998, the Partnership received two long-term loans from Hapoalim and Bank Leumi Le'Israel B.M. in the amount of $36.4 million, each. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. The proceeds from the long-term loans were used to repay the Short-Term Loans.

      The Partnership owns all of the authorized preferred shares of MIRS and Motorola Israel owns all of the authorized ordinary shares. Each share issued by MIRS is entitled to one vote.

      The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends, as they are declared.

      To the extent of available after-tax profits, MIRS is required to pay dividends to the Partnership equal to at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year thereafter, so long as the financial stability of MIRS will not be impaired. MIRS shall endeavor to pay dividends in the following amounts: for fiscal year 1998, $4,950,000, for fiscal year 1999, $10,725,000 and for fiscal year 2000 and thereafter, $23,430,000 (inclusive of the required payments), which all holders of an interest in MIRS shall share on a pro rata basis. To the extent that any of the above dividends are not paid by MIRS, they will accumulate. No dividends will be paid by MIRS to Motorola Israel until the Partnership has received all of its accumulated dividends. Any dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to the Partnership and Motorola Israel based on their shares in MIRS.

      Pursuant to the original purchase agreement, Motorola Israel guaranteed that the Partnership would receive from MIRS at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Partnership to repay such guarantee payments in amount equal to the excess of the amount actually received by the Partnership from MIRS with respect to any subsequent year over $7,500,000.

      Motorola Israel has agreed to make certain payments to the Partnership in the event that, prior to the thirteenth anniversary of the Closing Date, there is a dissolution, liquidation, bankruptcy, winding up, or sale of all or substantially all of the assets of MIRS and the total proceeds to the shareholders of MIRS is less than $450 million.

      The $110 million purchase price for the Partnership's one-third interest in MIRS was based upon the Company's valuation of the SNO and its prospects. The original purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of MIRS, the

      Partnership must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of MIRS' shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Partnership must pay Motorola Israel a Bonus based on an increase in the valuation of MIRS for purposes of the IPO. In no event will such Bonus payment exceed $33 million multiplied by 1.16n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

      If an IPO is not consummated prior to December 31, 2002 and if all dividends accumulated with respect to the Partnership's preferred shares up to that time have been paid, then the Partnership must pay Motorola Israel a Bonus if (A) the present value of the actual after tax net income of MIRS (as reported by MIRS' auditors in compliance with generally accepted accounting principles in Israel, excluding capital gains derived from each transaction, not in the ordinary course of business, in which the consideration for MIRS is more than $5 million) for fiscal years 1998 through 2002, discounted at the rate of 13%, exceeds (B) $71 million. In this case, the amount of the Bonus, if any, will equal the lesser of (i) the amount of such excess multiplied by 2.3376, or (ii) $46 million.

4. Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Total comprehensive income for the three months ended March 31, 1998 and March 31, 1997 was $2.5 million and $1.1 million, respectively.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Consolidated net income decreased to $2 million for the three-month period ended March 31, 1998, from $2.5 million for the same period in 1997. The decrease in net income is primarily attributable to net interest expense in 1998 as compared to net interest income in 1997, which was partially offset by the increase in equity in earnings of affiliates, greater unrealized and realized gains on investments, and lower other expenses in 1998.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries ("the Company") recorded net interest expense in the amount of $1.2 million in the three months ended March 31, 1998, as compared to net interest income of $.2 million in the same period in 1997. The net interest expense is primarily attributable to bank borrowings in connection with the Company's investment in MIRS Communication Company Ltd. ("MIRS").

Equity in earnings of affiliates increased to $3.2 million for the three months ended March 31, 1998, from $2.6 million for the same period in 1997. The increase is primarily attributable to the improved earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported higher earnings in 1998 primarily due to gains realized on the sale of several commercial real estate properties and shares of Memco Software Ltd., and lower interest expense, which resulted from a decrease in the Consumer Price Index ("CPI") in Israel in 1998. Bay Heart Limited, the Company's 37%-owned affiliate, which leases and operates a shopping mall near Haifa, recorded higher earnings as a result of decreased interest expense on its CPI-linked bank borrowings. Carmel Container Systems Limited, the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products, also recorded higher earnings in the first quarter of 1998 due to the improved efficiency at that company's new manufacturing plant in Caesarea and increased sales of containers to the local market, despite the economic slowdown in Israel.

The increases noted above were partially offset by the losses recorded by Moriah Hotels Ltd. ("Moriah"), the Company's 46%-owned affiliate, which is one of the largest hotel chains in Israel. Moriah recorded higher losses in the first quarter of 1998 primarily because of a significant decrease in occupancy rates as a result of the decrease in tourism to Israel.

In the quarter ended March 31, 1998, the Company recorded $1.1 million of gains on sale of investments, which are attributable to its investments in Mercury Interactive Corporation, Shikun U'Fituach le-Israel Ltd., and Fundtech Ltd. ("Fundtech"). In the quarter ended March 31, 1997, the Company recorded $1.2 million of gains on sale of investments, $.7 million of which is attributable to its direct investment in Teledata Communications Ltd.

The Company also recorded $.5 million of unrealized gains on investments which are classified as trading securities in the three-month period ended March 31, 1998, as compared to $.1 million in the same period in 1997. At March 31, 1998 and December 31, 1997, the aggregate fair value of trading securities amounted to approximately $7.5 million.

Manufacturing revenues and expenses, which reflect the operations of Paradise Industries Ltd., the Company's 85.1%-owned subsidiary, which is a manufacturer and distributor of mattresses and fold-out beds in Israel, decreased as a result of the slowdown in the Israeli economy during the first quarter of 1998.

The decreases in rental income and rental property operating expenses are attributable to the sale of a condominium unit in an office building located at 800 Second Avenue, New York, New York, in January 31, 1997.

Other expenses decreased for the three months ended March 31, 1998 as compared to the same period in 1997, primarily as a result of translation gains recorded by the Company in 1998, as compared to the translation losses in 1997.

The increase in the effective income tax rate in 1998 as compared to 1997 is mainly attributable to the increased deferred tax provisions of certain Israeli subsidiaries due to the reduction of available tax benefits.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, cash and cash equivalents were $19.1 million as compared with $45.5 million at December 31, 1997. The decrease in cash and cash equivalents and increases in investments, notes and loans payable and minority interests are primarily attributable to the investment in MIRS (See "Investment in MIRS"). The decreases in deposits, notes and loans receivable and debentures are primarily attributable to scheduled repayments.

In March 1998, Fundtech, the Company's then 2.2%-owned investee, which develops software for worldwide banking institutions, completed a public offering of its shares. As a result of the offering, the Company's equity interest in Fundtech was reduced to 1.6% and the Company recorded a realized gain of $.2 million (net of tax) and an unrealized gain of $1.4 million (net of tax) in its consolidated statement of income and in accumulated other comprehensive loss, respectively.

In addition to the investment in MIRS (see below), the Company made the following investments in the high-technology field during the first quarter of 1998, notably; (1) a $.8 million investment to acquire an additional 7.3% (total equity interest in 1998 - 19.1%) of XaCCT Technologies Ltd., a developer of billing, auditing and accounting software for TCP/IP networks; (2) a $.5 million investment to acquire 15.4% of Medco Electronics Systems Ltd., a developer of special devices used to detect cardiac problems in fetuses and (3) a $.3 million investment in its existing investee, Qronus Interactive Israel (1994) Ltd., a developer and marketer of software testing tools.

Investment in MIRS
------------------

On January 22, 1998 (the "Closing Date"), the Company completed its purchase of a one-third interest in the assets of the shared networks operation of Motorola Communications Israel, Ltd. ("Motorola Israel") for a purchase price of $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans ("Short-Term Loans"), one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim B.M. ("Hapoalim"). Each loan had a term of 90 days, bore interest at a rate of LIBOR plus 1/2% and was repaid in full from the proceeds of the long-term loans described below.

A new wireless communications service provider, MIRS, initially one-third owned by the Company and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of

Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party (The Israel Mezzanine Fund L.P., a limited partnership whose general partner is First Israel Mezzanine Investors Ltd.), which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the Closing Date until the purchase date of the limited partnership interests).

The related parties purchased their limited partnership interests on the same terms as the unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party.

Each of the limited partners paid 35% of their respective purchase price in cash and assumed their pro rata share of Ampal's financing of the original purchase (equal to 65% of their respective purchase prices) and assumed their pro rata share of the Partnership's long-term financing. A portion of Dr. Gleitman's entity's purchase price was obtained through two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus 0.8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus 0.5% and is with recourse to Dr. Gleitman. Both loans are secured by Dr. Gleitman's interest in the Partnership.

The Partnership has been assigned all of the Company's rights under the original purchase agreement with Motorola Israel and has assumed all of its obligations.

On May 4, 1998, the Partnership received two long-term loans from Hapoalim and Bank Leumi Le'Israel B.M. in the amount of $36.4 million, each. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. The proceeds from the long-term loans were used to repay the Short-Term Loans.

The Partnership owns all of the authorized preferred shares of MIRS and Motorola Israel owns all of the authorized ordinary shares. Each share issued by MIRS is entitled to one vote.

The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends, as they are declared.

To the extent of available after-tax profits, MIRS is required to pay dividends to the Partnership equal to at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year thereafter, so long as the financial stability of MIRS will not be impaired. MIRS shall endeavor to pay dividends in the following amounts: for fiscal year 1998, $4,950,000, for fiscal year 1999, $10,725,000 and for fiscal year 2000 and thereafter, $23,430,000 (inclusive of the required payments), which all holders of an interest in MIRS shall share on a pro rata basis. To the extent that any of the above dividends are not paid by MIRS, they will accumulate. No dividends will be paid by MIRS to Motorola Israel until the Partnership has received all of its accumulated dividends. Any dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to the Partnership and Motorola Israel based on their shares in MIRS.

Pursuant to the original purchase agreement, Motorola Israel guaranteed that the Partnership would receive from MIRS at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Partnership to repay such guarantee payments in amount equal to the excess of the amount actually received by the Partnership from MIRS with respect to any subsequent year over $7,500,000.

Motorola Israel has agreed to make certain payments to the Partnership in the event that, prior to the thirteenth anniversary of the Closing Date, there is a dissolution, liquidation, bankruptcy, winding up, or sale of all or substantially all of the assets of MIRS and the total proceeds to the shareholders of MIRS is less than $450 million.

The $110 million purchase price for the Partnership's one-third interest in MIRS was based upon the Company's valuation of the SNO and its prospects. The original purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of MIRS, the Partnership must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of MIRS' shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Partnership must pay Motorola Israel a Bonus based on an increase in the valuation of MIRS for purposes of the IPO. In no event will such Bonus payment exceed $33 million multiplied by 1.16n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

If an IPO is not consummated prior to December 31, 2002 and if all dividends accumulated with respect to the Partnership's preferred shares up to that time have been paid, then the Partnership must pay Motorola Israel a Bonus if (A) the present value of the actual after tax net income of MIRS (as reported by MIRS' auditors in compliance with generally accepted accounting principles in Israel, excluding capital gains derived from each transaction, not in the ordinary course of business, in which the consideration for MIRS is more than $5 million) for fiscal years 1998 through 2002, discounted at the rate of 13%, exceeds (B) $71 million. In this case, the amount of the Bonus, if any, will equal the lesser of (i) the amount of such excess multiplied by 2.3376, or (ii) $46 million.

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

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------------

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None.
         -----------------

Item 2.  Changes in Securities and Use of Proceeds - None.
         -----------------------------------------

Item 3.  Defaults upon Senior Securities - None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None.
         ---------------------------------------------------

Item 5.  Other Information - None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits:

         Exhibit 10 - Employment Agreement, dated March 5, 1998, between Ampal Industries (Israel) Ltd. and Shlomo Meichor (Translation).

         Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

         Exhibit 27 - Financial Data Schedule.

   (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Registrant on February 5, 1998, which described an Item 2 Event, the acquisition from Motorola Communications Israel Ltd. of the assets of its shared networks operations.

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





                                               AMPAL-AMERICAN ISRAEL CORPORATION



                                               By:/s/ Yehoshua Gleitman
                                                  ------------------------------
                                                  Yehoshua Gleitman
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Shlomo Meichor
                                                  ------------------------------
                                                  Shlomo Meichor
                                                  Vice President - Finance
                                                    and Treasurer
                                                  (Principal Financial Officer)


                                               By:/s/ Alla Kanter
                                                  ------------------------------
                                                  Alla Kanter
                                                  Vice President - Accounting
                                                    and Controller
                                                  (Principal Accounting Officer)


Dated:  May 15, 1998

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------


                                  Exhibit Index


      Exhibit No.                   Description

         10       Employment Agreement, dated March 5, 1998,
                  between Ampal Industries (Israel) Ltd. and
                  Shlomo Meichor (Translation)....................      Page 17

         11       Schedule Setting Forth Computation of Earnings
                  Per Share of Class A Stock......................      Page 24

         27       Financial Data Schedule.