Form 10-K405/A
period 1997-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1998-05-28
CIK 731859

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------


                                   FORM 10-K/A
                                (Amendment No. 1)


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

                                                                                                PERCENTAGE
                                                                                                  AS OF
        INDUSTRY SEGMENT                                  PRINCIPAL BUSINESS                 DECEMBER 31, 1997
        ----------------                                  ------------------                 -----------------
HIGH TECHNOLOGY AND COMMUNICATIONS
  A.T.V. Broadcasting Ltd.----------------------    Arabic Cable Channel                           24.9
  Breeze Wireless Communications Ltd.-----------    Wireless Local Area Network                     8.3
  Clalcom Ltd.----------------------------------    Communications                                  0.7
  Fundtech Ltd.---------------------------------    Banking Software                                2.2
  Mercury Interactive Corporation
   (NASDAQ: "MERQ")-----------------------------    Software Quality Products                       0.4
  M-Systems Flash Disk Pioneers Ltd.
   (NASDAQ: "FLSHF")----------------------------    Data Storage Material                           1.4
  Mutek Solutions Ltd.--------------------------    Develops Software for Servers                   7.2
  NKO, Inc.-------------------------------------    Facsimile Transmission                          3.0
  Ortek Ltd.------------------------------------    Electro-optical Devices                        24.99
  PowerDsine Ltd.-------------------------------    Telecommunications Components                  12.5
  Qronus Interactive Israel (1994) Ltd.---------    Software Quality Products                      10.0
  Shellcase Ltd.--------------------------------    Packaging Process for Computer Chips           11.0
  Shiron Satellite Communications (1996) Ltd.---    Satellite Modems and Fast Internet Access      12.0
  TODD Investments Limited
   (Geotek Communications Ltd.)-----------------    Wireless Telecommunications Systems            15.0(1)
  Trinet Venture Capital Ltd..------------------    Venture Capital Fund                           50.0
     Comfy Interactive Movies Ltd.(TASE)--------    Computer Technology for Children                4.5(2)
     ImageNet, Inc.-----------------------------    Computer Systems, Software and Hardware        21.9(2)
     Logal Software and Educational
      Systems Ltd. (NASDAQ: "LOGLF")------------    Educational Software                            2.9(2)
     Peptor Ltd.--------------------------------    Pharmaceutical Products                         1.0(2)
     Smart-Link Ltd.----------------------------    Multimedia                                     20.3(2)
  U.D.S.-Ultimate Distribution Systems Ltd.-----    Distribution Software                          21.9

  Unic View Ltd.--------------------------------    Projection Television System                    7.3

  VisionCare Ophthalmic Technologies Ltd.-------    Advanced Optical Products                       5.1
  XaCCt Technologies Ltd.-----------------------    TCP/IP Network Software                        11.8

REAL ESTATE
  Am-Hal Ltd.-----------------------------------    Senior Citizen Facilities                      50.0
  Ampal Development (Israel) Ltd.---------------    Holding Company and Commercial Real Estate    100.0
  Ampal Financial Services Ltd.-----------------    Holding Company and Commercial Real Estate    100.0
  Ampal (Israel) Ltd.---------------------------    Holding Company and Commercial Real Estate    100.0
  Ampal Realty Corporation----------------------    Commercial Real Estate                        100.0
  Bay Heart Limited-----------------------------    Shopping Mall Owner/Lessor                     37.0
  Etz Vanir Ltd. and Yakhin Mataim Ltd.---------    Citrus Groves                                  50.0
  Frenkel Lefkovitz & Co.-----------------------    Real Estate                                    20.0
  Nir Ltd.--------------------------------------    Holding Company and Commercial Real Estate     99.9
  Ophir Holdings Ltd. ("Ophir")-----------------    Holding Company                                42.5
     Clark/67 Associates L.P.-------------------    Commercial Real Estate                         21.3(3)
     Courses Investment in Technology Ltd.------    Venture Capital Fund                            4.6(3)
     Industrial Buildings Corporation
      Ltd. (TASE)-------------------------------    Industrial Real Estate                          5.6(3)
     Mainsoft Corporation-----------------------    Develops Tools for Unix                         1.8(3)
     Memco Software Ltd.(NASDAQ: "MEMCF")-------    Computer Security Software Products             4.9(3)
     Shmey-Bar Group----------------------------    Commercial Real Estate                          7.1(3)
     Teledata Communications Ltd.
      (NASDAQ: "TLDCF")-------------------------    Telecommunications Systems                      1.2(3)
  Shikun U'Fituach le-Israel Ltd.---------------    Real Estate                                     0.7(4)

ENERGY DISTRIBUTION
  Granite Hacarmel Investments Ltd. (TASE-------    Distribution of Refined Petroleum Products     21.5

HOTELS AND LEISURE-TIME
  Coral World International Limited-------------    Underwater Observatories and Marine Parks      50.0
  Country Club Kfar Saba Limited----------------    Country Club Facility                          51.0
  Hod Hasharon Sport Center (1992)
   Limited Partnership--------------------------    Country Club Facility                          50.0
  Moriah Hotels Ltd.----------------------------    Hotel Chain                                    46.0

FINANCE AND OTHER HOLDINGS
  Epsilon Investment House Ltd.-----------------    Investment House                               20.0
  Renaissance Israel----------------------------    Investment Fund                                15.0

INDUSTRY
  Carmel Container Systems Limited
   (AMEX: "KML")--------------------------------    Packaging Materials and Carton Production      20.7
  M.D.F. Industries Ltd.------------------------    Medium Density Fiber Products                  50.0
  Paradise Industries Ltd.----------------------    Mattresses and Fold-out Beds                   85.1

----------
(1) The Company's ownership of Geotek Communications Ltd. is through TODD Investments Limited, of which the Company directly owns 15%.

(2) As of December 31, 1997, Trinet Venture Capital Ltd., held the following percentage interests:

         Comfy Interactive Movies Ltd.---------------      4.6%
         ImageNet, Inc.------------------------------      39.4%
         Logal Software and Educational Systems Ltd.-      5.7%
         Peptor Ltd.---------------------------------      2%
         Smart-Link Ltd.-----------------------------      40.6%

      The Company's percentage of the above companies reflects 50% of Trinet's ownership plus any direct holdings.

(3) As of December 31, 1997, Ophir Holdings Ltd. held the following percentage interests:

         Clark/67 Associates L.P.--------------------      50%
         Courses Investment in Technology Ltd.-------      5%
         Industrial Buildings Corporation Ltd.-------      13.3%
         Mainsoft Corporation------------------------      4.3%
         Memco Software Ltd.-------------------------      11.6%
         Shmey-Bar (I.A.) 1993 Ltd.,
          Shmey-Bar (T.H.) 1993 Ltd. and
          Shmey-Bar Real Estate 1993 Ltd.------------      16.7%
         Teledata Communications Ltd.----------------      2.7%

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


      To the extent of available after-tax profits, the Provider is required to pay distributions or dividends to the Company equal to at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year thereafter so long as the financial stability of the Provider will not be impaired. The Provider shall endeavor to pay distributions or dividends in the following amounts: for fiscal year 1998, $4,950,000, for fiscal year 1999, $10,725,000 and for fiscal year 2000 and thereafter, $23,430,000 (inclusive of the required payments), which all holders of an interest in the Provider shall share on a pro rata basis. To the extent that any of the above distributions or dividends are not paid by the Provider, they will accumulate. No dividends will be paid by the Corporation to Motorola Israel until the Company has received all of its accumulated dividends. Any distributions or dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to the Company and Motorola Israel based on their shares in the Provider.

      Pursuant to the purchase agreement, Motorola Israel guaranteed that the Company would receive from the Provider at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Company to repay such guarantee payments in amount equal to the excess of the amount actually received by the Company from the Provider with respect to any subsequent year over $7,500,000.


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


(b) For the years 1998 through 2002, the combined minimum lease receipts to be received by the Company from rental properties are approximately $5.1 million in 1998 ($2.9 million from related parties); $4.4 million in 1999 ($2.2 million from related parties); $3.8 million in 2000 ($1.7 million from related parties); $2.4 million in 2001 ($.3 million from related parties); $2.2 million in 2002 ($.1 million from related parties); and $13 million in the aggregate, thereafter (all from non-related parties), totalling $30.9 million ($7.2 million from related parties).


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


      Benzion Benbassat, 60, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company of which Messrs. D. Steinmetz and R. Steinmetz are controlling persons, for more than the past five years.


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


One-fourth of all such options will vest immediately (assuming that the Effective Date is prior to June 1, 1998) and the remaining options will vest at a rate of one-sixteenth of the total number of options every three months until March 2001. If the Effective Date occurs on or after June 1, 1998 an additional one-sixteenth of all such options will vest immediately for each June 1, September 1, December 1 and March 1 that will have elapsed between the date hereof and the Effective Date. The 200,000 shares with an exercise price of $6.75 will expire four years and three months after the Effective Date; the 300,000 shares with an exercise price of $8 will expire on the seventh anniversary of the Effective Date; and the 500,000 shares with an exercise price of $10 will expire on the tenth anniversary of the Effective Date. All options that have not vested prior to Dr. Gleitman no longer being an employee of Ampal or its subsidiary will terminate and not be exercisable. Dr. Gleitman will then have the greater of (i) two time the length of any applicable termination notice period and (ii) 30 days to exercise vested options. Dr. Gleitman was granted the right to exercise his options through a cashless exercise of options.


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


      The Company leases office space in various locations in Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total rental payments in 1997 of approximately $2,953,000. Generally, the annual payments are based upon 10% of the value of the property linked to the Israeli CPI.


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


Tel-Aviv, Israel
    March 5, 1997
                                                   /s/ Kesselman & Kesselman

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of May, 1998.

                                    AMPAL-AMERICAN ISRAEL CORPORATION

                               By:   /s/ Yehoshua Gleitman
                                    ------------------------------------------
                                    Yehoshua Gleitman, Chief Executive Officer


                                     /s/ Shlomo Meichor
                                    ------------------------------------------
                                    Shlomo Meichor, Vice President-Finance and
                                     Treasurer (Principal Financial Officer)


                                     /s/ Alla Kanter
                                    ------------------------------------------
                                    Alla Kanter, Vice President-Accounting and
                                     Controller (Principal Accounting Officer)