Form 10-Q
period 1998-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1998-08-13
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               ------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

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

Registrant's Telephone Number, Including Area Code (212) 782-2100
                                                   --------------

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

      The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 23,938,712 (as of July 31, 1998).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
Part I      Financial Information

            Consolidated Statements of Income

              Six Months Ended June 30 ...................................     1

              Three Months Ended June 30 .................................     2

            Consolidated Balance Sheets ..................................     3

            Consolidated Statements of Cash Flows ........................     5

            Consolidated Statements of Changes in Shareholders'
              Equity .....................................................     7

            Notes to the Consolidated Financial Statements ...............     8

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..............    12

Part II     Other Information ............................................    18

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


SIX MONTHS ENDED JUNE 30,                                 1998         1997
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)          (Unaudited)  (Unaudited)
                                                                      (Note 2)

REVENUES
Equity in earnings of affiliates .....................   $ 5,309      $ 9,211
Manufacturing ........................................     3,317        6,286
Interest:
 Related parties .....................................     2,056        4,325
 Others ..............................................       386        1,228
Rental income ........................................     3,591        3,707
Realized and unrealized gains on investments .........     1,355        5,023
Other ................................................     1,051        1,037
                                                         -------      -------
     Total revenues ..................................    17,065       30,817
                                                         -------      -------
EXPENSES
Manufacturing ........................................     4,259        6,735
Interest:
 Related parties .....................................     2,216        1,292
 Others ..............................................     2,920        3,765
Rental property operating expenses ...................     1,733        2,083
Loss from impairment of investments ..................       270          977
Other ................................................     2,846        3,561
                                                         -------      -------
     Total expenses ..................................    14,244       18,413
Restructuring charge .................................        --          600
                                                         -------      -------
Income before income taxes ...........................     2,821       11,804
Provision for income taxes ...........................     1,734        4,514
                                                         -------      -------
     NET INCOME ......................................   $ 1,087      $ 7,290
                                                         =======      =======

Basic EPS
 Earnings per Class A share ..........................   $   .05      $   .31
                                                         =======      =======

 Shares used in calculation (in thousands) ...........    23,859       23,702

Diluted EPS
 Earnings per Class A share ..........................   $   .03      $   .26
                                                         =======      =======

 Shares used in calculation (in thousands) ...........    27,616       27,614


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


THREE MONTHS ENDED JUNE 30,                            1998           1997
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)       (Unaudited)    (Unaudited)
                                                                     (Note 2)

REVENUES
Equity in earnings of affiliates ..................   $  2,130       $  6,630
Manufacturing .....................................      1,416          3,274
Interest:
 Related parties ..................................      1,438          1,822
 Others ...........................................        140            748
Rental income .....................................      1,834          1,656
Realized and unrealized (losses) gains on
  investments......................................       (281)         3,659
Other .............................................        555            558
                                                      --------       --------
     Total revenues ...............................      7,232         18,347
                                                      --------       --------
EXPENSES
Manufacturing .....................................      2,272          3,714
Interest:
 Related parties ..................................      1,279            577
 Other ............................................      1,747          1,712
Rental property operating expenses ................        879          1,098
Loss from impairment of investments ...............        270            977
Other .............................................      1,630          1,701
                                                      --------       --------
     Total expenses ...............................      8,077          9,779
Restructuring charge ..............................         --            600
                                                      --------       --------
(Loss) income before income taxes .................       (845)         7,968
Provision for income taxes ........................         74          3,199
                                                      --------       --------
     NET (LOSS) INCOME ............................   $   (919)      $  4,769
                                                      ========       ========

Basic EPS
 (Loss) earnings per Class A share ................   $   (.03)      $    .20
                                                      ========       ========

 Shares used in calculation (in thousands) ........     23,885         23,725

Diluted EPS
 (Loss) earnings per Class A share ................   $   (.04)      $    .17
                                                      ========       ========

 Shares used in calculation (in thousands) ........     27,616         27,614


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
ASSETS AS AT                                           1998         1997
--------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)   (Note 2)

Cash and cash equivalents ......................     $ 16,573     $ 45,457

Deposits, notes and loans receivable ...........       30,071       46,176

Investments (Note 3) ...........................      246,080      117,384

Real estate rental property, less accumulated
 depreciation of $6,249 and $5,902 .............       28,888       28,603

Property and equipment, less accumulated
 depreciation of $2,735 and $2,596 .............        3,603        3,899

Other assets ...................................       13,937       20,755
                                                     --------     --------

TOTAL ASSETS ...................................     $339,152     $262,274
                                                     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                       June 30,      DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                              1998           1997
--------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)    (Note 2)

LIABILITIES
Notes and loans payable (Note 3):
  Related parties ..................................  $  54,971     $  18,207
  Others ...........................................     40,821         5,000
Debentures .........................................     33,647        41,846
Accounts and income taxes payable, accrued
 expenses and minority interests ...................     42,466        34,711
                                                      ---------     ---------
        Total liabilities ..........................    171,905        99,764
                                                      ---------     ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 189,287 shares;
 issued and outstanding 176,418 and
 179,672 shares ....................................        882           898

6-1/2% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 988,055 shares;
 issued and outstanding 936,257 and 968,288
 shares ............................................      4,681         4,842

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 24,530,688 and
 24,418,325 shares; outstanding 23,925,288 and
 23,812,925 shares .................................     24,531        24,418

Additional paid-in capital .........................     57,555        57,491

Retained earnings ..................................     89,862        88,775

Treasury Stock, 605,400 shares of Class A Stock,
 at cost ...........................................     (3,829)       (3,829)
Accumulated other comprehensive loss ...............     (6,435)      (10,085)
                                                      ---------     ---------
        Total shareholders' equity .................    167,247       162,510
                                                      ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $ 339,152     $ 262,274

   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                                  1998          1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                  (Unaudited)  (Unaudited)
                                                                       (Note 2)

Cash flows from operating activities:
 Net income ..........................................   $   1,087    $   7,290
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Equity in earnings of affiliates ...................      (5,309)      (9,211)
  Realized and unrealized gains on investments .......      (1,355)      (5,023)
  Depreciation expense ...............................         670          923
  Amortization expense ...............................         705          979
  Loss from impairment of investments ................         270          977
  Restructuring charge ...............................          --          600
  Translation (gain) .................................          (8)        (101)
  Minority interests .................................        (534)        (211)
 Decrease (increase) in other assets .................       3,599         (520)
 (Decrease) increase in accounts and income taxes
  payable, accrued expenses and minority
  interests ..........................................      (4,291)         602
 Investments made in trading securities ..............      (8,542)      (3,376)
 Proceeds from sale of trading securities ............       3,192        3,038
 Dividends received from affiliates ..................       3,144           70
                                                         ---------    ---------

  Net cash (used in) operating activities ............      (7,372)      (3,963)
                                                         ---------    ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected ......      15,616       13,336
 Deposits, notes and loans receivable granted ........        (272)        (907)
 Investments made in affiliates and others ...........    (113,119)      (4,650)
 Proceeds from sale of investments:
  Available for sale .................................         353        1,537
  Others .............................................       3,497       13,625
 Proceeds from sale of real estate rental
  property ...........................................          --       15,046
 Purchase of property and equipment ..................         (99)        (257)
 Purchase of real estate rental property .............        (911)        (194)
                                                         ---------    ---------

  Net cash (used in) provided by investing
   activities ........................................     (94,935)      37,536
                                                         ---------    ---------

   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                                  1998          1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                  (Unaudited)  (Unaudited)
                                                                       (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ....................................   $ 72,537     $  1,244
  Others .............................................     68,763          580
 Notes and loans payable repaid:
  Related parties ....................................    (35,737)     (18,168)
  Others .............................................    (32,834)      (4,813)
 Debentures repaid ...................................     (8,224)     (13,776)
 Contribution to partnership by minority
  interests ..........................................      9,765           --
                                                         --------     --------

  Net cash provided by (used in) financing
   activities ........................................     74,270      (34,933)
                                                         --------     --------

Effect of exchange rate changes on cash and
 cash equivalents ....................................       (847)      (1,465)
                                                         --------     --------

Net (decrease) in cash and cash equivalents ..........    (28,884)      (2,825)
Cash and cash equivalents at beginning of
 period ..............................................     45,457       20,633
                                                         --------     --------

Cash and cash equivalents at end of period ...........   $ 16,573     $ 17,808
                                                         ========     ========
Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties ....................................   $  1,127     $    684
  Others .............................................      1,787        1,583
                                                         --------     --------
    Total interest paid ..............................   $  2,914     $  2,267
                                                         ========     ========

 Income taxes paid ...................................   $  3,568     $    339
                                                         ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30,                                  1998        1997
--------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)            (Unaudited) (Unaudited)
                                                                     (Note 2)

4% PREFERRED STOCK
Balance, beginning of year ...........................   $    898    $    955
Conversion of 3,254 and 3,510 shares into
 Class A Stock .......................................        (16)        (18)
                                                         --------    --------
Balance, end of period ...............................   $    882    $    937
                                                         ========    ========

6-1/2% PREFERRED STOCK
Balance, beginning of year ...........................   $  4,842    $  5,012
Conversion of 32,031 and 25,700 shares into
 Class A Stock .......................................       (161)       (128)
                                                         --------    --------
Balance, end of period ...............................   $  4,681    $  4,884
                                                         ========    ========

CLASS A STOCK
Balance, beginning of year ...........................   $ 24,418    $ 24,257
Issuance of shares upon conversion of
 Preferred Stock .....................................        113          94
Issuance of additional shares ........................         --           3
                                                         --------    --------
Balance, end of period ...............................   $ 24,531    $ 24,354
                                                         ========    ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year ...........................   $ 57,491    $ 57,410
Conversion of Preferred Stock ........................         64          52
Issuance of additional shares ........................         --          12
                                                         --------    --------
Balance, end of period ...............................   $ 57,555    $ 57,474
                                                         ========    ========

RETAINED EARNINGS
Balance, beginning of year ...........................   $ 88,775    $ 74,943
Net income ...........................................      1,087       7,290
                                                         --------    --------
Balance, end of period ...............................   $ 89,862    $ 82,233
                                                         ========    ========

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year: ..........................   $(10,085)   $ (6,628)

   Cumulative translation adjustments:
   Balance, beginning of year ........................    (10,085)     (6,530)
   Foreign currency translation adjustment ...........     (2,038)     (4,506)
                                                         --------    --------
   Balance, end of period ............................    (12,123)    (11,036)
                                                         --------    --------

   Unrealized gain (loss) on marketable securities:
   Balance, beginning of year ........................         --         (98)
   Unrealized gain, net ..............................      5,688          98
                                                         --------    --------
   Balance, end of period ............................      5,688          --
                                                         --------    --------

Balance, end of period ...............................   $ (6,435)   $(11,036)
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

3. On January 22, 1998 (the "Closing Date"), the Company completed its purchase of a one-third interest in the assets of the shared networks operation ("SNO") of Motorola Communications Israel, Ltd. ("Motorola Israel") for a base purchase price of approximately $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans ("Short-Term Loans"), one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim B.M. ("Hapoalim"). Each loan had a term of 90 days, bore interest at a rate of LIBOR plus 1/2% and was repaid in full from the proceeds of the long-term loans described below.

      A new wireless communications service provider, MIRS Communication Company Ltd. ("MIRS"), initially one-third owned by the Company and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

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

      The $110 million base purchase price for the Partnership's one-third interest in MIRS was based upon the Company's valuation of the SNO and its prospects. The original purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of MIRS, the Partnership must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of MIRS' shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Partnership must pay Motorola Israel the Bonus based on an increase in the valuation of MIRS for purposes of the IPO. In no event will such Bonus exceed $33 million multiplied by 1.16^n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

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

4. On June 9, 1998, Ampal's shareholders approved a grant of options to purchase up to 1,000,000 shares of Class A Stock (200,000 shares at $6.75 per share, 300,000 shares at $8 per share, 500,000 shares at $10 per share) and rights to purchase up to 200,000 shares of Class A Stock at 80% of their fair market value to Dr. Yehoshua Gleitman, Chief Executive Officer of Ampal. The shareholders also approved a long-term incentive plan which provides for equity-based awards which are based upon or related to up to 400,000 shares of Class A Stock. All employees, officers, directors and consultants of the Company are eligible for selection to receive awards under such plan.

5. As a result of a recent sale of Granite Hacarmel Investments Ltd. ("Granite") by its controlling shareholder, the shareholders' agreement which had been in effect between that shareholder, the Company and the Landau Group, as defined below, was terminated. The Company entered into a new shareholders' agreement, dated July 16, 1998, with Yeshayahu Landau and Yeshayahu Landau Properties (1998) Ltd. (collectively, the "Landau Group"), with respect to their interests in Granite. The Company owns 21.5% interest in Granite and the Landau Group owns an 8.5% interest in Granite.

6. On July 27, 1998, a Tel Aviv District Court judge ruled against Ampal in its dispute with Yakhin Hakal Ltd., the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim"). The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $800,000 and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

      Etz Vanir and Yakhin Mataim cultivate in the aggregate approximately 1,200 acres of citrus groves.

      Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in Ampals' financial statements. The carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim, as of June 30, 1998, is approximately $800,000.

      At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the high court of appeals issues a final judgment. Ampal anticipates filing an appeal as soon as possible.

7. Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Total comprehensive income for the six months ended June 30, 1998 and June 30, 1997 was $4.7 million and $2.9 million, respectively, and for the three months ended June 30, 1998 and June 30, 1997 was $2.3 million and $1.8 million, respectively.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Six months ended June 30, 1998 compared to six months ended June 30, 1997:
--------------------------------------------------------------------------

Consolidated net income decreased to $1.1 million for the six-month period ended June 30, 1998, from $7.3 million for the same period in 1997. The decrease in net income is primarily attributable to the decrease in equity in earnings of affiliates, lower realized and unrealized gains on investments and net interest expense in 1998 as compared to net interest income in 1997. These decreases were partially offset by the absence of a restructuring charge and lower loss from impairment of investments and other expenses in 1998.

Equity in earnings of affiliates decreased to $5.3 million for the six months ended June 30, 1998, from $9.2 million for the same period in 1997. The decrease is primarily attributable to the decreased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's (as defined below) 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported lower earnings in the six months ended June 30, 1998 as compared to the same period in 1997, primarily due to lower gains on sale of investments as a result of the sale of shares of Teledata Communications Ltd. ("Teledata") in 1997.

The decrease in the equity in earnings of affiliates was partially offset by the increased earnings of Bay Heart Limited ("Bay Heart"), Carmel Container Systems Limited ("Carmel"), Trinet Venture Capital Ltd. ("Trinet") and Coral World International Limited ("CWI"). Bay Heart, the Company's 37%-owned affiliate, which leases and operates a shopping mall near Haifa, recorded higher earnings as a result of decreased interest expense on its Consumer Price Index-linked bank borrowings. Carmel, the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products, also recorded higher earnings in 1998 due to the improved efficiency at Carmel's new manufacturing plant in Caesarea and increased sales of containers to the local market, despite the economic slowdown in Israel. Trinet, the Company's 50%-owned affiliate, a high-technology venture capital fund, recorded realized and unrealized gains in the six months ended June 30, 1998 as compared to unrealized losses in the same period in 1997. CWI, the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel), Perth and Manly (Australia), and Hawaii (USA), reported increased earnings in 1998 as a result of earnings attributable to its new marine park in Maui, Hawaii which opened in March 1998.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (collectively with Ampal, the "Company") recorded net interest expense in the amount of $2.7 million in the six months ended June 30, 1998, as compared to net interest income of $.5 million in the same period in 1997. The net interest expense is primarily attributable to bank borrowings in connection with the Company's investment in MIRS Communication Company Ltd. ("MIRS").

In the six months ended June 30, 1998, the Company recorded $1.3 million of gains on sale of investments, which are primarily attributable to its investments in Mercury Interactive Corporation, Shikun U'Fituach le-Israel Ltd., and Fundtech Ltd. ("Fundtech"). In the same period in 1997, the Company recorded $2.7 million of gains on sale of investments, $1.8 million of which is attributable to its direct investment in Teledata.

The Company also recorded $.1 million of unrealized gains on investments which are classified as trading securities in the six-month period ended June 30, 1998, as compared to $2.3 million in the same period in 1997. At June 30, 1998 and December

31, 1997, the aggregate fair value of trading securities amounted to approximately $11.8 million and $7.5 million, respectively.

Manufacturing revenues and expenses, which reflect the operations of Paradise Industries Ltd., the Company's 85.1%-owned subsidiary, which is a manufacturer and distributor of mattresses and fold-out beds in Israel, decreased as a result of the slowdown in the Israeli economy during the first half of 1998.

Other expenses decreased for the six months ended June 30, 1998 as compared to the same period in 1997, primarily as a result of a decrease of the administrative expenses and an increase in the income attributable to the minority interests included in this category.

The increase in the effective income tax rate in 1998 as compared to 1997 is mainly attributable to the increased deferred tax provisions of certain Israeli subsidiaries due to the reduction of available tax benefits.

Three months ended June 30, 1998 compared to three months ended June 30, 1997:
------------------------------------------------------------------------------

Consolidated net income decreased from $4.8 million for the three-month period ended June 30, 1997, to a loss of $.9 million for the same period in 1998. The decrease in net income is primarily attributable to the decrease in equity in earnings of affiliates, realized and unrealized losses on investments, and net interest expense in 1998 as compared to net interest income in 1997. These decreases were partially offset by the lower loss from impairment of investments and the absence of a restructuring charge in 1998.

Equity in earnings of affiliates decreased from $6.6 million for the three months ended June 30, 1997, to $2.1 million for the same period in 1998. The decrease is primarily attributable to the losses incurred by Ophir in the second quarter of 1998 as compared to the earnings Ophir reported in the comparable period of 1997. This decrease was partially offset by increases in the Company's equity in earnings of Carmel, Trinet and CWI. (See "Discussion on Results of Operations - Six months ended June 30, 1998 compared to six months ended June 30, 1997.") Moriah Hotels Ltd. also reported increased earnings in the three months ended June 30, 1998, as compared to the same period in 1997 primarily due to the reduced operating costs.

In the quarter ended June 30, 1997, the Company recorded $1.6 million of gains on sale of investments, $1.1 million of which is attributable to its direct investment in Teledata, but did not record any gains in the same period in 1998.

The Company also recorded $.3 million of unrealized losses on investments in the three-month period ended June 30, 1998, as compared to $2.1 million of unrealized gains on investments in the same period in 1997.

The Company recorded net interest expense in the amount of $1.5 million in the three months ended June 30, 1998, as compared to net interest income of $.3 million in the same period in 1997. (See "Discussion on Results of Operations Six months ended June 30, 1998 compared to six months ended June 30, 1997.")

The Company recorded a $.3 million loss from impairment of its investment in Geotek Communications Ltd. in the quarter ended June 30, 1998. In the same period of 1997 the Company recorded a $1 million loss on impairment of investment in U.D.S. - Ultimate Distribution Systems Ltd.

The increase in the effective income tax rate in 1998 as compared to 1997 is mainly attributable to the increased deferred tax provisions of certain Israeli subsidiaries due to the reduction of available tax benefits.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, cash and cash equivalents were $16.6 million as compared with $45.5 million at December 31, 1997. The decrease in cash and cash equivalents and increases in investments, notes and loans payable and minority interests are primarily attributable to the investment in MIRS (See "Investment in MIRS"). The decreases in deposits, notes and loans receivable and debentures are primarily attributable to scheduled repayments.

In March 1998, Fundtech, the Company's then 2.2%-owned investee, which develops software for worldwide banking institutions, completed a public offering of its shares. As a result of the offering, the Company's equity interest in Fundtech was reduced to 1.5%. In connection with the aforementioned offering, the Company recorded a gain on sale of shares of $.2 million which is reflected in its consolidated statement of income for the six months ended June 30, 1998. The Company also recorded an unrealized gain of $1.5 million (net of tax) in accumulated other comprehensive loss on its consolidated balance sheet.

In addition to the investment in MIRS (see "Investment in MIRS"), the Company made the following investments in the high-technology field during the first half of 1998, notably; (1) a $.8 million investment to acquire an additional 7.3% (total equity interest in 1998 - 19.1%) of XaCCT Technologies Ltd., a developer of billing, auditing and accounting software for TCP/IP networks; (2) a $.7 million investment to acquire an additional 1.6% (total equity interest - 8.8%) in its existing investee, Mutek Solutions Ltd., a developer of software for servers; (3) a $.5 million investment to acquire 15.4% of Medco Electronics Systems Ltd., a developer of special devices used to detect cardiac problems in fetuses and (4) a $.3 million investment in its existing investee, Qronus Interactive Israel (1994) Ltd., a developer and marketer of software testing tools.

Investment in MIRS
------------------

On January 22, 1998 (the "Closing Date"), the Company completed its purchase of a one-third interest in the assets of the shared networks operation ("SNO") of Motorola Communications Israel, Ltd. ("Motorola Israel") for a base purchase price of approximately $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans ("Short-Term Loans"), one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim B.M. ("Hapoalim"). Each loan had a term of 90 days, bore interest at a rate of Libor plus 1/2% and was repaid in full from the proceeds of the long-term loans described below.

A new wireless communications service provider, MIRS, initially one-third owned by the Company and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared, two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

In March 1998, the Company transferred its stock interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party (The Israel Mezzanine Fund L.P., a limited partnership whose general partner is First Israel Mezzanine Investors Ltd.), which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the Closing Date until the purchase date of the limited partnership interests).

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

On May 4, 1998, the Partnership received two long-term loans from Hapoalim and Bank Leumi Le-Israel B.M. in the amount of $36.4 million, each. Both loans are due on March 31, 2008 and bear interest at a rate of Libor plus 0.8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. The proceeds from the long-term loans were used to repay the Short-Term Loans.

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

Pursuant to the original purchase agreement, Motorola Israel guaranteed that the Partnership would receive from MIRS at least $3,800,000 for fiscal year 2000 and $7,100,000 for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Partnership to repay such guarantee payments in an amount equal to the excess of the amount actually received by the Partnership from MIRS with respect to any subsequent year over $7,500,000.

Motorola Israel has agreed to make certain payments to the Partnership in the event that, prior to the thirteenth anniversary of the Closing Date, there is a dissolution, liquidation, bankruptcy, winding up, or sale of all or substantially all of the assets of MIRS and the total proceeds to the shareholders of MIRS is less than $450 million.

The $110 million base purchase price for the Partnership's one-third interest in MIRS was based upon the Company's valuation of the SNO and its prospects. The original purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of MIRS, the Partnership must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of MIRS' shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Partnership must pay Motorola Israel the Bonus based on an increase in the valuation of MIRS for purposes of the IPO. In no event will such Bonus exceed $33 million multiplied by 1.16^n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

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

Year 2000 Compliance
--------------------

      The Company is currently in the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs, which are not expected to be material, related to the year 2000 issue are being expensed as incurred.

      The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

Other Developments
------------------

      On June 9, 1998, Ampal's shareholders approved a grant of options to purchase up to 1,000,000 shares of Class A Stock (200,000 shares at $6.75 per share, 300,000 shares at $8 per share, 500,000 shares at $10 per share) and rights to purchase up to 200,000 shares of Class A Stock at 80% of their fair market value to Dr. Yehoshua Gleitman, Chief Executive Officer of Ampal. The shareholders also approved a long-term incentive plan which provides for equity-based awards which are based upon or related to up to 400,000 shares of Class A Stock. All employees, officers, directors and consultants of the Company are eligible for selection to receive awards under such plan.

      As a result of a recent sale of Granite Hacarmel Investments Ltd. ("Granite") by its controlling shareholder, the shareholders' agreement which had been in effect between that shareholder, the Company and the Landau Group (as defined below) was terminated. The Company entered into a new shareholders' agreement, dated July 16, 1998, with Yeshayahu Landau and Yeshayahu Landau Properties (1998) Ltd. (collectively, the "Landau Group"), with respect to their interests in Granite. The Company owns 21.5% interest in Granite and the Landau Group owns an 8.5% interest in Granite.

      On July 27, 1998, a Tel Aviv District Court judge ruled against Ampal in its dispute with Yakhin Hakal Ltd., the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim"). The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $800,000 and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

      Etz Vanir and Yakhin Mataim cultivate in the aggregate approximately 1,200 acres of citrus groves.

      Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in Ampal's financial statements. The carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim, as of June 30, 1998, is approximately $800,000.

      At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the high court of appeals issues a final judgment. Ampal anticipates filing an appeal as soon as possible.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - On July 27, 1998, a Tel Aviv District Court
            -----------------
            judge ruled against Ampal in its dispute with Yakhin Hakal, the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $800,000 and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

            Etz Vanir and Yakhin Mataim cultivate in the aggregate approximately 1,200 acres of citrus groves.

            Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in Ampal's financial statements. The carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim, as of June 30, 1998, is approximately $800,000. Ampal's evaluation of the underlying real estate, however, is substantially in excess of the carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim.

            At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. Ampal anticipates filing an appeal as soon as possible.

Item 2.     Changes in Securities and Use of Proceeds - Pursuant to a Letter
            -----------------------------------------
            Agreement, dated as of March 1, 1997, among Ampal, Ampal Realty Corporation, an indirect wholly-owned subsidiary of Ampal, and Emmes Asset Management Corp. ("Emmes"), Ampal agreed to issue to Mr. Andrew Davidoff, as custodian, 100 shares of Class A Stock for each of his three children each year for the duration of the term of the letter agreement. Emmes and Mr. Davidoff provide general asset management and property advisory services with respect to the building located at 800 Second Avenue. On July 8, 1998, Ampal issued 300 shares to Mr. Davidoff, as custodian. The issuance to Mr. Davidoff of such shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 3.     Defaults Upon Senior Securities - None.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders - On June 9,
            ---------------------------------------------------
            1998, Ampal's shareholders held their annual meeting (the "Annual Meeting"). At such meeting, the shareholders elected the following individuals as directors by the following vote:

                                                FOR           AUTHORITY WITHHELD

            Michael Arnon                    22,594,373             71,754
            Benzion Benbassat                22,595,173             70,954
            Yaacov Elinav                    22,595,273             70,854
            Hillel Peled                     22,595,773             70,354
            Shimon Ravid                     22,595,273             70,854
            Michael W. Sonnenfeldt           22,498,623            167,504
            Daniel Steinmetz                 22,594,373             71,754
            Raz Steinmetz                    22,594,773             71,354

            Also at the Annual Meeting, the shareholders approved the Ampal-American Israel Corporation 1998 Long-Term Incentive Plan (17,504,257 for; 233,357 against; 32,070 abstain) and the grant of 1,000,000 options and 200,000 purchase rights to Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer (17,463,577 for; 268,547 against; and 37,560 abstain).

Item 5.     Other Information - After the conclusion of the Annual Meeting,
            -----------------
            Ampal's Board of Directors elected the following individuals to serve as officers for the upcoming year:

                  Chairman of the Board:                 Daniel Steinmetz
                  Chief Executive Officer:               Yehoshua Gleitman
                  Vice President -
                    Finance and Treasurer:               Shlomo Meichor
                  Vice President -
                    Accounting and Controller:           Alla Kanter
                  Vice President -
                    Legal and Secretary:                 Isaiah Halivni
                  Assistant Secretary:                   Gennifer A. Starita
                  Assistant Treasurer:                   Harold Aronowitz

                  Also, pursuant to an Amendment, dated June 16, 1998, to a
            letter agreement, dated September 9, 1997, between Ampal Industries (Israel) Limited, an indirect wholly-owned subsidiary of Ampal, and Mr. Raz Steinmetz, the Chairman of Ampal's Executive Committee, Mr. Steinmetz's base salary was increased from $100,000 per annum to $175,000 per annum, effective April 1, 1998.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits:

            Exhibit 3 - Amendment, effective June 9, 1998, to the By-laws of Ampal-American Israel Corporation.

            Exhibit 10.1 - Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership.

            Exhibit 10.2 - Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M.

            Exhibit 10.3 - Amendment No. 1, dated June 16, 1998, to a letter agreement, dated September 9, 1997, between Ampal Industries (Israel) Limited and Raz Steinmetz.

            Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

            Exhibit 27 - Financial Data Schedule.

      (b)   Reports on Form 8-K. - None.

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


                                    AMPAL-AMERICAN ISRAEL CORPORATION


                                    By: /s/ Yehoshua Gleitman
                                        -------------------------------------
                                        Yehoshua Gleitman
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Shlomo Meichor
                                        -------------------------------------
                                        Shlomo Meichor
                                        Vice President - Finance
                                          and Treasurer
                                        (Principal Financial Officer)


                                    By: /s/ Alla Kanter
                                        -------------------------------------
                                        Alla Kanter
                                        Vice President - Accounting
                                          and Controller
                                        (Principal Accounting Officer)

Dated:  August 12, 1998

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                                  Exhibit Index

Exhibit No.                        Description

      3           Amendment, June 9, 1998, to the By-laws
                  of Ampal-American Israel Corporation................  Page 22

      10.1        Loan Agreement, dated April 27, 1998, between
                  Bank Hapoalim Ltd. and Ampal Communications
                  Limited Partnership.................................  Page 23

      10.2        Form of Loan Agreement between Ampal
                  Communications Limited Partnership and
                  Bank Leumi Le-Israel B.M. ..........................  Page 48

      10.3        Amendment No. 1, dated June 16, 1998, to a
                  letter agreement, dated September 9, 1997,
                  between Ampal Industries (Israel) Limited
                  and Raz Steinmetz...................................  Page 52

      11          Schedule Setting Forth Computation of Earnings
                  Per Share of Class A Stock..........................  Page 54

      27          Financial Data Schedule.