Form 10-Q
period 1998-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1998-11-13
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended           September 30, 1998
                               -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                         to
                               -----------------------    ----------------------

                          Commission file number 0-538
                                                 ---------

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

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 23,951,860 (as of October 31, 1998).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                               Index to Form 10-Q

                                                                            Page
                                                                            ----

Part I    Financial Information

          Consolidated Statements of Income

          Nine Months Ended September 30...................................    1


          Three Months Ended September 30..................................    2


          Consolidated Balance Sheets......................................    3

          Consolidated Statements of Cash Flows............................    5

          Consolidated Statements of Changes in Shareholders'

           Equity..........................................................    7

          Notes to the Consolidated Financial Statements...................    8

          Management's Discussion and Analysis of

           Financial Condition and Results of Operations...................   12


Part II   Other Information................................................   18

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


NINE MONTHS ENDED SEPTEMBER 30,                                                    1998               1997
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                   (Unaudited)        (Unaudited)
                                                                                                     (Note 2)
REVENUES
Equity in earnings of affiliates .......................................          $ 7,619            $17,504
Manufacturing...........................................................            4,946              8,450
Interest:
 Related parties........................................................            2,699              5,991
 Others.................................................................              859              1,979
Rental income...........................................................            5,465              5,480
Realized and unrealized (losses) gains on
 investments............................................................           (1,569)             5,750
Other...................................................................            1,838              1,559
                                                                                  -------            -------
     Total revenues.....................................................           21,857             46,713
                                                                                  -------            -------

EXPENSES
Manufacturing...........................................................            6,298              9,229
Interest:
 Related parties........................................................            3,440              1,942
 Others.................................................................            4,484              5,545
Rental property operating expenses......................................            2,674              2,256
Loss from impairment of investments.....................................              270                977
Minority interests......................................................             (923)              (360)
Other...................................................................            4,895              5,963
                                                                                  -------            -------
     Total expenses.....................................................           21,138             25,552
Restructuring charge....................................................                -                600
                                                                                  -------            -------
Income before income taxes..............................................              719             20,561
Provision for income taxes..............................................            1,534              8,663
                                                                                  -------            -------

     NET (LOSS) INCOME..................................................          $  (815)           $11,898
                                                                                  =======            =======

Basic EPS
 (Loss) earnings per Class A share......................................          $  (.03)           $   .50
                                                                                  =======            =======

 Shares used in calculation (in thousands)..............................           23,885             23,722

Diluted EPS
 (Loss) earnings per Class A share......................................          $  (.04)           $   .42
                                                                                  =======            =======

 Shares used in calculation (in thousands)..............................           27,616             27,614



The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


THREE MONTHS ENDED SEPTEMBER 30,                                                    1998               1997
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                   (Unaudited)        (Unaudited)
                                                                                                     (Note 2)
REVENUES
Equity in earnings of affiliates .......................................          $ 2,310            $ 8,293
Manufacturing...........................................................            1,629              2,164
Interest:
 Related parties........................................................              935              1,666
 Others.................................................................              181                751
Rental income...........................................................            1,874              1,773
Realized and unrealized (losses) gains on  investments..................           (2,924)               727
Other...................................................................              787                522
                                                                                  -------            -------
     Total revenues.....................................................            4,792             15,896
                                                                                  -------            -------

EXPENSES
Manufacturing...........................................................            2,039              2,494
Interest:
 Related parties........................................................            1,224                650
 Other..................................................................            1,564              1,780
Rental property operating expenses......................................              941                173
Minority interests......................................................             (390)              (149)
Other...................................................................            1,516              2,191
                                                                                  -------            -------
     Total expenses.....................................................            6,894              7,139
                                                                                  -------            -------
(Loss) income before income taxes.......................................           (2,102)             8,757
(Benefit) provision for income taxes....................................             (200)             4,149
                                                                                  -------            -------

     NET (LOSS) INCOME..................................................          $(1,902)           $ 4,608
                                                                                  =======            =======

Basic EPS
 (Loss) earnings per Class A share......................................          $  (.08)           $   .19
                                                                                  =======            =======

 Shares used in calculation (in thousands)..............................           23,939             23,767

Diluted EPS
 (Loss) earnings per Class A share......................................          $  (.07)           $   .16
                                                                                  =======            =======

 Shares used in calculation (in thousands)..............................           27,616             27,616



The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                             September 30,     December 31,
ASSETS AS AT                                                     1998              1997
-------------------------------------------------------------------------------------------
(Dollars in thousands)                                        (Unaudited)        (Note 2)
Cash and cash equivalents.............................         $  3,773          $ 45,457


Deposits, notes and loans receivable..................           28,781            46,176


Investments (Note 3)..................................          261,518           117,384


Real estate rental property, less accumulated
 depreciation of $6,379 and $5,902....................           28,457            28,603


Property and equipment, less accumulated
 depreciation of $2,724 and $2,596....................            3,330             3,899


Other assets..........................................           14,549            20,755
                                                               --------          --------






TOTAL ASSETS..........................................         $340,408          $262,274
                                                               ========          ========



The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                                    September 30,     December 31,
SHAREHOLDERS' EQUITY AS AT                                             1998              1997
-------------------------------------------------------------------------------------------------
(Dollars in thousands)                                             (Unaudited)         (Note 2)
LIABILITIES
Notes and loans payable (Note 3):
  Related parties............................................       $ 65,492           $ 18,207
  Others.....................................................         40,849              5,000
Debentures...................................................         33,038             41,846
Accounts and income taxes payable, accrued
 expenses and minority interests.............................         40,448             34,711
                                                                    --------           --------
        Total liabilities....................................        179,827             99,764
                                                                    --------           --------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 189,287 shares;
 issued and outstanding 174,226 and
 179,672 shares..............................................            871                898

6-1/2% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 988,055
 shares; issued and outstanding 931,683 and 968,288
 shares......................................................          4,658              4,842

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 24,555,670 and
 24,418,325 shares; outstanding 23,950,270 and
 23,812,925 shares...........................................         24,556             24,418

Additional paid-in capital...................................         57,566             57,491

Retained earnings............................................         87,960             88,775

Treasury Stock, 605,400 shares of Class A Stock,
 at cost.....................................................         (3,829)            (3,829)
Accumulated other comprehensive loss.........................        (11,201)           (10,085)
                                                                    --------           --------
        Total shareholders' equity...........................        160,581            162,510
                                                                    --------           --------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................       $340,408           $262,274
                                                                    ========           ========



The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                                       1998               1997
-------------------------------------------------------------------------------------------------
(Dollars in thousands)                                             (Unaudited)        (Unaudited)
                                                                                        (Note 2)
Cash flows from operating activities:
 Net (loss) income.........................................         $    (815)         $ 11,898
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Equity in earnings of affiliates.........................            (7,619)          (17,504)
  Realized and unrealized losses (gains) on
   investments.............................................             1,569            (5,750)
  Depreciation expense.....................................             1,012             1,232
  Amortization expense.....................................             1,055             1,379
  Loss from impairment of investments......................               270               977
  Restructuring charge.....................................                 -               600
  Minority interests.......................................              (923)             (360)
  Translation (gain) loss..................................              (314)              133
 Decrease in other assets..................................             2,887               760
 (Decrease) increase in accounts and income
  taxes payable and accrued expenses.......................            (4,398)            6,689
 Investments made in trading securities....................           (30,579)           (7,624)
 Proceeds from sale of trading securities..................            10,670             5,751
 Dividends received from affiliates........................             3,226             7,921
                                                                    ---------          --------

  Net cash(used in) provided by operating
   activities..............................................           (23,959)            6,102
                                                                    ---------          --------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected............            15,779            13,975
 Deposits, notes and loans receivable granted..............              (290)             (993)
 Investments made in affiliates and others.................          (117,007)           (7,449)
 Proceeds from sale of investments:
  Available for sale.......................................               353             1,537
  Others...................................................             1,206            16,768
 Proceeds from sale of real estate rental
  property.................................................                 -            15,046
 Purchase of property and equipment........................              (113)             (843)
 Purchase of real estate rental property...................              (960)           (1,018)
                                                                    ---------          --------

  Net cash (used in) provided by
   investing activities....................................          (101,032)           37,023
                                                                    ---------          --------



The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


NINE MONTHS ENDED SEPTEMBER 30,                                      1998               1997
------------------------------------------------------------------------------------------------
(Dollars in thousands)                                            (Unaudited)        (Unaudited)
                                                                                      (Note 2)
Cash flows from financing activities:
 Notes and loans payable received:
  Related parties..........................................        $ 83,148           $  1,244
  Others...................................................          68,763                590
 Notes and loans payable repaid:
  Related parties..........................................         (35,756)           (18,701)
  Others...................................................         (32,910)            (4,959)
 Debentures repaid.........................................          (8,246)           (16,204)
 Contribution to partnership by minority
  interests................................................           9,765                  -
                                                                   --------           --------

  Net cash provided by (used in) financing
   activities..............................................          84,764            (38,030)
                                                                   --------           --------

Effect of exchange rate changes on cash and
 cash equivalents..........................................          (1,457)            (1,455)
                                                                   --------           --------

Net (decrease) increase in cash and cash
 equivalents...............................................         (41,684)             3,640
Cash and cash equivalents at beginning of
 period....................................................          45,457             20,633
                                                                   --------           --------

Cash and cash equivalents at end of period.................        $  3,773           $ 24,273
                                                                   ========           ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties..........................................        $  1,454           $    968
  Others...................................................           2,647              2,933
                                                                   --------           --------
    Total interest paid....................................        $  4,101           $  3,901
                                                                   ========           ========

 Income taxes paid.........................................        $  4,122           $    568
                                                                   ========           ========



The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30,                                        1998           1997
----------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                        (Unaudited)    (Unaudited)
                                                                                     (Note 2)
4% PREFERRED STOCK
Balance, beginning of year.................................          $    898        $   955
Conversion of 5,446 and 6,565 shares into
 Class A Stock.............................................               (27)           (33)
                                                                     --------        -------
Balance, end of period.....................................          $    871        $   922
                                                                     ========        =======

6-1/2% PREFERRED STOCK
Balance, beginning of year.................................          $  4,842        $ 5,012
Conversion of 36,605 and 30,150 shares into
 Class A Stock.............................................              (184)          (151)
                                                                     --------        -------
Balance, end of period.....................................          $  4,658        $ 4,861
                                                                     ========        =======

CLASS A STOCK
Balance, beginning of year.................................          $ 24,418        $24,257
Issuance of shares upon conversion of
 Preferred Stock...........................................               138            123
Issuance of additional shares..............................                 -              3
                                                                     --------        -------
Balance, end of period.....................................          $ 24,556        $24,383
                                                                     ========        =======

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year.................................          $ 57,491        $57,410
Conversion of Preferred Stock..............................                73             61
Issuance of additional shares..............................                 2             12
                                                                     --------        -------
Balance, end of period.....................................          $ 57,566        $57,483
                                                                     ========        =======

RETAINED EARNINGS
Balance, beginning of year.................................          $ 88,775        $74,943
Net (loss) income..........................................              (815)        11,898
                                                                     --------        -------
Balance, end of period.....................................          $ 87,960        $86,841
                                                                     ========        =======

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year.................................          $(10,085)       $(6,628)

   Cumulative translation adjustments:
   Balance, beginning of year..............................           (10,085)        (6,530)
   Foreign currency translation adjustment.................            (4,528)        (3,171)
                                                                     --------        -------
   Balance, end of period..................................           (14,613)        (9,701)
                                                                     --------        -------

   Unrealized gain on marketable securities:
   Balance, beginning of year..............................                 -            (98)
   Unrealized gain, net....................................             3,412             98
                                                                     --------        -------
   Balance, end of period..................................             3,412              -
                                                                     --------        -------

Balance, end of period.....................................          $(11,201)       $(9,701)
                                                                     ========        =======



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

         In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party (The Israel Mezzanine Fund L.P., a limited partnership whose general partner is First Israel Mezzanine Investors Ltd.), which acquired a 7.45% interest in the Partnership for $8.195 million, and
         (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a 0.9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the Closing Date until the purchase date of the limited partnership interests).

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

         The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends as they are declared.

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

         The $110 million base purchase price for the Partnership's one-third interest in MIRS was based upon the Company's valuation of the SNO and its prospects. The original purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of MIRS, the Partnership must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of MIRS' shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Partnership must pay Motorola Israel the Bonus based on an increase in the valuation of MIRS for purposes of the IPO. In no event will such Bonus exceed $33 million multiplied by 1.16n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

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

5. As a result of a recent sale of Granite Hacarmel Investments Ltd. ("Granite") by its controlling shareholder, the shareholders' agreement which had been in effect between that shareholder, the Company and the Landau Group, as defined below, was terminated. The Company entered into a new shareholders' agreement, dated July 16, 1998, with Yeshayahu Landau and Yeshayahu Landau Properties (1998) Ltd. (collectively, the "Landau Group"), with respect to their interests in Granite. The Company owns a 21.5% interest in Granite and the Landau Group owns an 8.5% interest in Granite.

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

         Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in Ampal's financial statements. The carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim, as of September 30, 1998, is approximately $800,000.

         At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeal issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is not expected that a final judgment will be rendered before the end of 1999.

7. Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Total comprehensive
         (loss) income for the nine months ended September 30, 1998 and September 30, 1997 was $(1.9) million and $8.8 million, respectively, and for the three months ended September 30, 1998 and September 30, 1997 was $(6.7) million and $5.9 million, respectively.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

Consolidated net income of Ampal-American Israel Corporation ("Ampal") and its subsidiaries (collectively with Ampal, the "Company") decreased from $11.9 million for the nine-month period ended September 30, 1997, to a loss of $.8 million for the same period in 1998. The decrease in net income is primarily attributable to the decrease in equity in earnings of affiliates, lower realized gains on investments, unrealized losses on investments in 1998 as compared to unrealized gains in 1997, and net interest expense in 1998 as compared to net interest income in 1997. These decreases were partially offset by lower loss from impairment of investments and other expenses in 1998.

Equity in earnings of affiliates decreased to $7.6 million for the nine months ended September 30, 1998, from $17.5 million for the same period in 1997. The decrease is primarily attributable to the decreased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported lower earnings in the nine months ended September 30, 1998 as compared to the same period in 1997, primarily due to lower realized and unrealized gains on investments as a result of the sale of shares of Teledata Communications Ltd. ("Teledata") in 1997.

The decrease in the equity in earnings of affiliates was partially offset by the increased earnings of Trinet Venture Capital Ltd. ("Trinet"), Coral World International Limited ("CWI"), Carmel Container Systems Limited ("Carmel"), and Bay Heart Limited ("Bay Heart"). Trinet, the Company's 50%-owned affiliate, a high-technology venture capital fund, recorded realized and unrealized gains in the nine months ended September 30, 1998 as compared to unrealized losses in the same period in 1997. CWI, the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel), Perth and Manly (Australia), and Hawaii
(USA), reported increased earnings in 1998 as a result of earnings attributable to its new marine park in Maui, Hawaii which opened in March 1998. Carmel, the Company's 20.7%-owned affiliate, which is a manufacturer of paper-board packaging and related products, also recorded higher earnings in 1998 due to the improved efficiency at Carmel's new manufacturing plant in Caesarea and increased sales of containers to the local market, despite the economic slowdown in Israel. Bay Heart, the Company's 37%-owned affiliate, which leases and operates a shopping mall near Haifa, recorded higher earnings as a result of decreased interest expense on its Consumer Price Index-linked bank borrowings.

The Company recorded $2.2 million of unrealized losses on investments in trading securities, which are primarily attributable to the Company's investment during the third quarter of 1998 in the shares of Bank Leumi Le'Israel B.M. ("Leumi") in the amount of approximately $21 million. As a result of a further market decline in the price of Leumi stock, the Company estimated that its unrealized loss on Leumi's shares increased by approximately $1.6 million for the period of October 1, 1998 through November 10, 1998. The Company recorded $1.6 million of unrealized gains on investments in trading securities in the nine-month period ended September 30, 1997. At September 30, 1998 and December 31, 1997, the aggregate fair value of trading securities amounted to approximately $25.7 million and $7.5 million, respectively.

In the nine months ended September 30, 1998, the Company recorded $.6 million of gains on sale of investments, which are primarily attributable to its investments in Mercury Interactive Corporation ("Mercury"), Shikun U'Fituach Le'Israel Ltd., Fundtech Ltd. and M-Systems Flash Disk Pioneers Ltd. In the same period in 1997, the

Company recorded $4.2 million of gains on sale of investments, $2.9 million of which is attributable to its direct investment in Teledata.

The Company recorded net interest expense in the amount of $4.4 million in the nine months ended September 30, 1998, as compared to net interest income of $.5 million in the same period in 1997. The net interest expense is primarily attributable to bank borrowings in connection with the Company's investment in MIRS Communication Company Ltd. ("MIRS").

Manufacturing revenues and expenses, which reflect the operations of Paradise Industries Ltd., the Company's 85.1%-owned subsidiary, which is a manufacturer and distributor of mattresses and fold-out beds in Israel, decreased as a result of the slowdown in the Israeli economy in 1998.

The Company recorded a $.3 million loss from impairment of its investment in Geotek Communications Ltd. in the nine months ended September 30, 1998. In the same period of 1997 the Company recorded a $1 million loss on impairment of its investment in U.D.S. - Ultimate Distribution Systems Ltd.

Other expenses decreased for the nine months ended September 30, 1998 as compared to the same period in 1997, primarily as a result of a decrease in administrative expenses and the effect of translation.

The change in the effective income tax rate in 1998 as compared to 1997 is mainly attributable to the increased deferred tax provisions of certain Israeli subsidiaries due to the reduction of available tax benefits.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

Consolidated net income decreased from $4.6 million for the three-month period ended September 30, 1997, to a loss of $1.9 million for the same period in 1998. The decrease in net income is primarily attributable to the decrease in equity in earnings of affiliates, realized and unrealized losses on investments, and the increase in net interest expense in 1998. These decreases were partially offset by the decrease in other expenses in 1998.

Equity in earnings of affiliates decreased from $8.3 million for the three months ended September 30, 1997, to $2.3 million for the same period in 1998. The decrease is primarily attributable to decreased earnings of Ophir in the third quarter of 1998 as compared to the same period in 1997. This decrease was partially offset by increases in the Company's equity in earnings of Moriah Hotels Ltd. ("Moriah") and CWI. Moriah, the Company's 46%-owned affiliate, which owns and operates hotels in Israel, reported higher earnings mainly as a result of translation gains recorded in the third quarter. CWI reported increased earnings for the reasons described in "Results of Operations - Nine months ended September 30, 1998 compared to nine months ended September 30, 1997."

In the quarter ended September 30, 1998, the Company recorded $.6 million of losses on the sale of various investments, as compared to a $.1 million gain in the same period in 1997.

The Company also recorded $2.3 million of unrealized losses on investments in the three-month period ended September 30, 1998, which are primarily attributable to its investment in shares of Leumi, as compared to $.6 million, ($.4 million attributable to the investment in Mercury) of unrealized gains on investments in the same period in 1997.

The Company recorded net interest expense in the amount of $1.7 million in the three months ended September 30, 1998, as compared to $13,000 in the same period in 1997. (See "Results of Operations - Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.")

The increase in the rental property operating expenses for the three months ended September 30, 1998 as compared to the same period in 1997 is attributable to a real estate tax refund received in the third quarter of 1997 by the Company's United States real estate subsidiary.

The change in the effective income tax rate in 1998 as compared to 1997 is mainly attributable to the increased deferred tax provisions of certain Israeli subsidiaries due to the reduction of available tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, cash and cash equivalents were $3.8 million as compared with $45.5 million at December 31, 1997. The decrease in cash and cash equivalents and increase in investments are primarily attributable to the investment in MIRS (See "Investment in MIRS") and Leumi (See "Results of Operations - Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.") The increases in notes and loans payable and minority interests are also attributable to the investment in MIRS. The decreases in deposits, notes and loans receivable and debentures are primarily attributable to scheduled repayments.

In addition to the investment in MIRS, the Company made the following investments in the high-technology field in the nine months ended September 30, 1998, notably; (1) a $2.5 million investment to acquire a 9% interest in Smartlight Ltd., a developer and marketer of innovative digital film viewers for use in the diagnosis of medical images; (2) a $1 million investment to acquire 3.8% of PowerDsine Ltd. (total equity interest - 11.9%), a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry; (3) a $.8 million investment to acquire an additional 7.3% of XaCCT Technologies Ltd. (total equity interest - 19.1%), a developer of billing, auditing and accounting software for TCP/IP networks;
(4) a $.7 million investment to acquire an additional 1.6% in its existing investee, Mutek Solutions Ltd. (total equity interest - 8.8%), a developer of software for servers; (5) a $.6 million investment to acquire 15.4% of Medco Electronics Systems Ltd., a developer of special devices used to detect cardiac problems in fetuses; (6) a $.3 million investment in its existing investee, Qronus Interactive Israel (1994) Ltd., a developer and marketer of software testing tools and (7) a $.2 million investment in its existing investee, Shellcase Ltd., a developer and marketer of packaging devices for computer chips.

INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATION RISKS

The Company and its investee companies enter into shekel-based loans either as borrowers or as lenders, which are typically linked to the Consumer Price Index in Israel ("CPI"). Therefore, changes in the CPI and/or in the rate of exchange between the Israeli shekel and the U.S. dollar can have a direct effect on the Company's financial condition and earnings. During the month of October 1998, the Israeli shekel experienced a devaluation against the U.S. dollar of approximately 11%, which the Company believes will not have a material effect on its results of operations.

INVESTMENT IN MIRS

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

In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party (The Israel Mezzanine Fund L.P., a limited partnership whose general partner is First Israel Mezzanine Investors Ltd.), which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a 0.9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the Closing Date until the purchase date of the limited partnership interests).

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

On May 4, 1998, the Partnership received two long-term loans from Hapoalim and Bank Leumi Le'Israel B.M. in the amount of $36.4 million, each. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. The proceeds from the long-term loans were used to repay the Short-Term Loans.

The Partnership owns all of the authorized preferred shares of MIRS and Motorola Israel owns all of the authorized ordinary shares. Each share issued by MIRS is entitled to one vote.

The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends as they are declared.

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

The $110 million base purchase price for the Partnership's one-third interest in MIRS was based upon the Company's valuation of the SNO and its prospects. The original purchase agreement provides that under specified circumstances indicating that there has been an increase in the enterprise value of MIRS, the Partnership must pay Motorola Israel an additional amount (the "Bonus"). The formula for the Bonus varies depending upon whether an initial public offering of MIRS' shares (an "IPO") has been consummated. If an IPO is consummated prior to December 31, 2002, the Partnership must pay Motorola Israel the Bonus based on an increase in the valuation of MIRS for purposes of the IPO. In no event will such Bonus exceed $33 million multiplied by 1.16n, where n represents the number of years (and any part thereof) between the Closing Date and the closing of the IPO.

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

As a result of a recent sale of Granite Hacarmel Investments Ltd. ("Granite") by its controlling shareholder, the shareholders' agreement which had been in effect between that shareholder, the Company and the Landau Group (as defined below) was terminated. The Company entered into a new shareholders' agreement, dated July 16, 1998, with Yeshayahu Landau and Yeshayahu Landau Properties (1998) Ltd. (collectively, the "Landau Group"), with respect to their interests in Granite. The Company owns a 21.5% interest in Granite and the Landau Group owns an 8.5% interest in Granite.

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

Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in Ampal's financial statements. The carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim, as of September 30, 1998, is approximately $800,000.

At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeal issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is not expected that a final judgment will be rendered before the end of 1999.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - On July 27, 1998, a Tel Aviv District Court judge ruled against Ampal in its dispute with Yakhin Hakal, the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $800,000 and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

              At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is not expected that a final judgment will be rendered before the end of 1999.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES - None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5.       OTHER INFORMATION - None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

              Exhibit 3 - By-laws of Ampal-American Israel Corporation, amended as of June 9, 1998.

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

                                            AMPAL-AMERICAN ISRAEL CORPORATION

                                            By: /s/ Yehoshua Gleitman
                                               ---------------------------------
                                               Yehoshua Gleitman
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                            By: /s/ Shlomo Meichor
                                               ---------------------------------
                                               Shlomo Meichor
                                               Vice President - Finance
                                                 and Treasurer
                                               (Principal Financial Officer)

                                            By: /s/ Alla Kanter
                                               ---------------------------------
                                               Alla Kanter
                                               Vice President - Accounting
                                                 and Controller
                                               (Principal Accounting Officer)

Dated:  November 13, 1998

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------



                                  EXHIBIT INDEX

Exhibit No.                        Description

    3         By-laws of Ampal-American Israel Corporation,
              amended as of June 9, 1998 ........................        Page 21

    11        Schedule Setting Forth Computation of Earnings
              Per Share of Class A Stock.........................        Page 45

    27        Financial Data Schedule.