Form 10-K405
period 1998-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1999-03-30
CIK 731859

================================================================================

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

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

               TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE
               -------------------                     ON WHICH REGISTERED
                                                       -------------------
Class A Stock                                       American Stock Exchange
Warrants to purchase shares of Class A  Stock       American Stock Exchange

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

     The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 24,114,062 (as of March 18, 1999).

     The aggregate market value of the voting stock held by non-affiliates of the registrant is 27,071,325 (as of March 18, 1999).


================================================================================

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                      OF AMPAL-AMERICAN ISRAEL CORPORATION
                                     PART I

ITEM 1. BUSINESS

     As used in this report (the "Report"), the term "Ampal" only refers to Ampal-American Israel Corporation, the parent company; the term "Company" refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

     For industry segment financial information and financial information about foreign and domestic operations, see Note 13 to the Company's consolidated financial statements included elsewhere herein.

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

     In order to identify investment opportunities in the Israeli market, the Company is active in those sectors where it believes that the Israeli market has a competitive advantage in the global market. Currently, the Company has identified the Israeli high-technology and communications sector as having attained world-class stature. As a result, in January, 1998 the Company made the largest investment in the Company's history, an investment of $110 million for the purchase of a one-third interest (subsequently reduced to 25%) in the shared networks operations of Motorola Communications Israel, Ltd. ("Motorola Israel"). Furthermore the Company invested an additional amount of approximately $7.3 million during 1998 in other entities in the high-technology and communications sector. These new investments represent the Company's principal investments in 1998 as well as a cornerstone in the Company's strategic planning for the future. The Company expects to continue its activities in this sector.

     The Company is constantly attempting to identify and take advantage of other Israeli business sectors which have attained world-class stature. Similarly, the Company constantly evaluates its investments in order to determine which investments do not meet these standards or do not have attractive growth potential. The Company will then attempt to divest itself of such investments.

     The Company competes for investment opportunities with other established and well-capitalized investing entities. There can be no assurance that suitable opportunities will continue to be available to the Company at valuations and on terms which are favorable.

     Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the American Stock Exchange ("AMEX"), Nasdaq Stock Market ("NASDAQ") or the Tel Aviv Stock Exchange ("TASE"). For further information with respect to the more significant investee companies, see below. For additional information concerning the investee companies, previous 10-K forms of Ampal are herein incorporated by reference.

                                                                                                                     PERCENTAGE
                                                                                                                        AS OF
                       INDUSTRY SEGMENT                                        PRINCIPAL BUSINESS                 DECEMBER 31, 1998
                       ----------------                                        ------------------                 -----------------
HIGH TECHNOLOGY AND COMMUNICATIONS
   A.T.V. Broadcasting Ltd.--------------------------         Arabic Cable Channel                                     24.9
   Breezecom Ltd.------------------------------------         Wireless Local Area Network                               8.3
   Clalcom Ltd.--------------------------------------         Communications                                            0.7
   Comfy Interactive Movies Ltd.(TASE)---------------         Computer Technology for Children                          2.2
   Compugen Ltd.-------------------------------------         Bioinformatics                                            1.8
   Fundtech Ltd. (NASDAQ: "FNDTF")-------------------         Banking Software                                          1.5
   Medco Electronics Systems Ltd.--------------------         Medical Device for Cardiac Problems                      15.4
   MIRS Communication Company Ltd.-------------------         Wireless Communications Service Provider                 25.0
   M-Systems Flash Disk Pioneers Ltd.
    (NASDAQ: "FLSHF")--------------------------------         Data Storage Material                                     0.5
   Mutek Solutions Ltd.------------------------------         Develops Software for Servers                             8.8
   NKO, Inc.-----------------------------------------         Facsimile Transmission                                    3.0(1)
   Ortek Ltd.----------------------------------------         Electro-optical Devices                                  24.9
   PowerDsine Ltd.-----------------------------------         Telecommunications Components                            11.9
   Qronus Interactive Israel (1994) Ltd.-------------         Software Quality Products                                 9.5
   Shellcase Ltd.------------------------------------         Packaging Process for Semiconductor Chips                11.0
   Shiron Satellite Communications (1996) Ltd.-------         Satellite Modems and Fast Internet Access                12.0
   Smartlight Ltd.-----------------------------------         X-Ray Film Digital Viewer                                 9.0
   Trinet Venture Capital Ltd..----------------------         Venture Capital Fund                                     50.0
       Logal Software and Educational
        Systems Ltd. (NASDAQ: "LOGLF")---------------         Educational Software                                      2.9(2)
       NetformX, Ltd.--------------------------------         Computer Systems, Software and Hardware                  21.0(2)
       Peptor Ltd.-----------------------------------         Pharmaceutical Products                                   0.6(2)
       Smart-Link Ltd.-------------------------------         Multimedia                                               18.3(2)
   Unic View Ltd.------------------------------------         Projection Television System                              5.9
   VisionCare Ophthalmic Technologies Ltd.-----------         Advanced Optical Products                                 5.1
   XaCCT Technologies Ltd.---------------------------         TCP/IP Network Software                                  18.4

REAL ESTATE
   Ampal Development (Israel) Ltd.-------------------         Holding Company and Commercial Real Estate              100.0
   Ampal Financial Services Ltd.---------------------         Holding Company and Commercial Real Estate              100.0
   Ampal (Israel) Ltd.-------------------------------         Holding Company and Commercial Real Estate              100.0
   Ampal Realty Corporation--------------------------         Commercial Real Estate                                  100.0
   Bay Heart Limited---------------------------------         Shopping Mall Owner/Lessor                               37.0
   Etz Vanir Ltd. and Yakhin Mataim Ltd.-------------         Citrus Groves                                            50.0(3)
   Frenkel Lefkovitz & Co.---------------------------         Real Estate                                              20.0
   Nir Ltd.------------------------------------------         Holding Company and Commercial Real Estate               99.9
   Ophir Holdings Ltd. ("Ophir")---------------------         Holding Company                                          42.5
       Combox Ltd.-----------------------------------         Data Transmission Systems                                 8.0(4)
       Courses Investment in Technology Ltd.---------         Venture Capital Fund                                      4.6(4)
       Elpas Ltd.------------------------------------         Products Based on Data Communication Technologies         4.4(4)
       Industrial Buildings Corporation
        Ltd. (TASE)----------------------------------         Industrial Real Estate                                    5.6(4)
       Memco Software Ltd.(NASDAQ: "MEMCF")----------         Computer Security Software Products                       3.9(4)
       Nogatech Inc.---------------------------------         Video Communication Compression Technology                3.0(4)
       Romidot Ltd.----------------------------------         Optical Checking Instruments                              4.0(4)
       Shmey-Bar Group-------------------------------         Commercial Real Estate                                    7.1(4)
       Soliton Ltd.----------------------------------         Internet Safeguard Program                                7.1(4)

ENERGY DISTRIBUTION
   Granite Hacarmel Investments Ltd. (TASE)----------         Distribution of Refined Petroleum Products               19.1

HOTELS AND LEISURE-TIME
   Coral World International Limited-----------------         Underwater Observatories and Marine Parks                50.0
   Country Club Kfar Saba Limited--------------------         Country Club Facility                                    51.0
   Hod Hasharon Sport Center (1992)
    Limited Partnership------------------------------         Country Club Facility                                    50.0
   Moriah Hotels Ltd.--------------------------------         Hotel Chain                                              46.0(5)

FINANCE AND OTHER HOLDINGS
   Am-Hal Ltd.---------------------------------------         Senior Citizen Facilities                                50.0
   Bank Leumi Le'Israel Ltd.-------------------------         Israeli Commercial Bank                                   0.9
   Epsilon Investment House Ltd.---------------------         Investment House                                         20.0
   Renaissance Israel--------------------------------         Investment Fund                                          15.0

                                                                                                                     PERCENTAGE
                                                                                                                        AS OF
                       INDUSTRY SEGMENT                                        PRINCIPAL BUSINESS                 DECEMBER 31, 1998
                       ----------------                                        ------------------                 -----------------
INDUSTRY
   Carmel Container Systems Limited
    (AMEX: "KML")------------------------------------         Packaging Materials and Carton Production                20.7
   M.D.F. Industries Ltd.----------------------------         Medium Density Fiber Products                            50.0
   Paradise Industries Ltd.--------------------------         Mattresses and Fold-out Beds                             85.1


-----------
(1)  As of January 1999, the company no longer has an interest in NKO, Inc.

(2) As of December 31, 1998, Trinet Venture Capital Ltd., held the following percentage interests:

              Logal Software and Educational Systems Ltd.--------------          5.7%
              NetformX Ltd.--------------------------------------------         29.6%
              Peptor Ltd.----------------------------------------------          1.2%
              Smart-Link Ltd.------------------------------------------         35.2%

     The Company's percentage of the above companies reflects 50% of Trinet's ownership plus any direct holdings.

(3)  Please refer to "Legal Proceedings."

(4) As of December 31, 1998, Ophir Holdings Ltd. held the following percentage interests:

              Combox Ltd.----------------------------------------------         18.8%
              Courses Investment in Technology Ltd.--------------------          5.0%
              Elpas Ltd.-----------------------------------------------         10.4%
              Industrial Buildings Corporation Ltd.--------------------         13.3%
              Memco Software Ltd.--------------------------------------          9.3%
              Nogatech, Inc.-------------------------------------------          7.1%
              Romidot Ltd.---------------------------------------------          9.4%
              Shmey-Bar (I.A.) 1993 Ltd.,
              Shmey-Bar (T.H.) 1993 Ltd. and
              Shmey-Bar Real Estate 1993 Ltd.--------------------------         16.7%
              Soliton Ltd.---------------------------------------------         16.6%

     The Company's percentage of the above companies reflects 42.5% of Ophir's ownership plus any direct holdings.

(5)  Please refer to "Recent Developments" and "Moriah Hotels Ltd."

SIGNIFICANT RECENT DEVELOPMENTS SINCE BEGINNING OF LAST FISCAL YEAR

     On January 25, 1999, the Company accepted a tender from Koor Tourism Enterprises (which tendered, jointly with the Sheraton International chain) for the acquisition of the Radison Moriah Hotels chain ("Moriah"), the Company's 46%-owned affiliate, for $37.5 million. This transaction was approved by Israel's Anti-Trust Commissioner. If the aforementioned transaction is consummated, the Company will record a gain on sale in the amount of approximately $12.4 million ($8 million, net of income taxes). In the event that Moriah distributes dividends prior to the completion of the sale, the sales price will be adjusted by the amount of the dividends received.

     Hapoalim approached Ampal to commence netotiations regarding the potential purchase by Ampal and its subsidiaries of Hapoalim's entire holdings in Ampal. In connection with the proposed transaction, Ampal's Related Party Transactions Committee approved on March 22, 1999 to continue the negotiations with Hapoalim to acquire the entire Hapoalim holdings in Ampal in exchange for consideration consisting of cash and certain real estate properties currently leased to Hapoalim.

HIGH TECHNOLOGY AND COMMUNICATIONS

     BREEZECOM LTD. ("BREEZE")

     In June 1995, the Company invested $1 million to acquire a 13.6% equity interest in Breeze. The Company's interest was diluted to 8.3% in 1997 due to the issuance of shares by Breeze.

     Breeze, formerly known as Lannair, Ltd., is an Israeli company which develops, manufactures and markets wireless local area networks ("LANS") for computers and wireless local loop network (wwl) using license-free, spread spectrum radio technology. Breeze's product strategy focuses on two product lines, wireless LANS for personal computers and notebooks and wireless remote bridges and modems. Breeze has a distribution network with more than 100 distributors in 45 countries. It has a United States subsidiary which develops, sells and provides support to customers on the American continent.

     Breeze tripled its sales during 1998 to $32 million.

     Compugen Ltd. ("Compugen")

     In 1998 the Company invested $1 million for a 1.8% equity interest in Compugen an Israeli bioinformatics corporation which engages in the development of algorithms and models for the interpretation of biological processes. Ampal's investment was part of an approximately $15 million round of financing of Compugen by Clal Biotechnology Industries Ltd., Evergreen and Hapoalim Investments Ltd. ("INV"), based on a company valuation of $44 million.

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

     MEDCO ELECTRONICS SYSTEMS LTD. ("MEDCO")

     The Company purchased a 15.4% interest in Medco for $598,000. Medco completed the development of the FEMO, its fetal monitoring device. The FEMO enables the pediatrician to view a fetal ECG and is currently the only device available for such purpose. During 1998, Medco started selling the device for research purposes and has filed for FDA approval. Medco was unable to raise the capital required for operating expenses, as a result, it has ceased operations, and shareholders are seeking a buyer for the company or its technology. As a result of the forgoing the Company wrote off this investment.

     MIRS COMMUNICATION COMPANY LTD ("MIRS")

     On January 22, 1998 (the "Closing Date"), Ampal Communications, Inc. ("Communications"), a Delaware corporation and a wholly-owned subsidiary of Ampal, completed its purchase of a one-third interest (subsequently reduced to 25%) in the assets of the shared networks operation ("SNO") of Motorola Israel, an Israeli corporation, for a purchase price of $110 million. The purchase was made pursuant to a Purchase and Sale Agreement, dated January 5, 1998, between Motorola Israel and Communications. The Purchase and Sale Agreement, as amended, is referred to as the "Purchase Agreement." In addition to the purchase price, Communications paid Motorola Israel $280,000 for interest on the purchase price that accrued between the date of the Purchase Agreement and the closing of the transaction.

     In March 1998, Communications transferred its interest to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Communications (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include
(i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), which acquired a 9.1% interest in the Partnership for $10 million, (ii) Hapoalim, which acquired a 7.45% interest in the Partnership for $8.195 million, (iii) an unrelated third party mezzanine fund, which acquired a 7.45% interest in the Partnership for $8.195 million, and (iv) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer, which purchased a .9% interest for $1 million. In addition to the purchase price, the limited partners also reimbursed the Company for their pro rata share of the expenses incurred by the Company in connection with the original purchase from Motorola Israel (including interest from the date of the Purchase Agreement until the purchase date of the limited partnership interests).

     In 1998, MIRS focused its efforts on establishing its position as a radio communications operator which provides its customers with an integrated communications solution and the widest variety of communication services at the highest level of quality. In spite of the difficult economic environment in the Israeli market and the accelerated competition with cellular operators, MIRS managed to double its customer base in 1998 to more than 100,000 subscriber units.

     The revenue for the year reached approximately $100 million and MIRS managed to achieve its goals as formulated in its business plan.

     In anticipation of competition in 1999, MIRS re-aligned its sales force dividing it into two parts: the direct and the indirect. Both parts of the sales force aim to retain and cultivate relationships with the company's customers, to further increase sales and to reduce churn rate.

     1998 was a marketing breakthrough year for MIRS. An intensive effort was made to penetrate the Israeli market. Initiatives included the i1000 (Leader) advertising campaign; the marketing of a wide range of service packages to meet the needs of the business sector; the introduction of value added services such as Business Networks, Direct Dialing, Hebrew Short Messages Service and Split Bill for customers who wish to separate their business and private expenses and offering leasing packages.

     In 1998 the Customer Retention Center served as the primary contact for efficient customer service and the Telephone Collection Center was established to streamline the collection process.

     Two new delivery methods were implemented in 1998: direct delivery and immediate delivery from the salesperson's trunk. Successful implementation resulted in improved levels of customer satisfaction. The new On-Line Customer Credit Approval Center improved the order approval process and reduced cycle time.

     In 1999 MIRS will further enhance its positioning as the best-in-class integrated system, which provides the ultimate solution (private calls, group calls, telephone SMS and data) for the business and executive accounts sectors.

     In order to further improve system performance, MIRS will continue to invest in its infrastructure to provide better system coverage. MIRS is developing a second system control center which will provide full backup for the dispatch service in case of a major outage.

     The overall share of the Company in dividends from the two MIRS entities was $1.2 million, out of which $900,000 were declared and paid in March, 1999.

     1999 is expected to be the beginning of the Data Era. Anticipating demand, the infrastructure required for packet data services will be installed. Packet data is the new generation of circuit data which has the capacity to transmit data at very high rates. Data applications will include horizontal applications such as e-mail and internet as well as vertical applications designed to meet customer needs.

     MEMCO SOFTWARE LTD. ("MEMCO")

     The Company owns a 3.9% interest in Memco through Ophir. Memco, which underwent an initial public offering in October 1996, develops and markets comprehensive information security products designed to protect and manage access to critical information assets and system resources in distributed computing environments.

     On August 13, 1998, a merger agreement was signed between Memco and Platinum Technology Inc. ("Platinum"), a U.S. corporation which was a shareholder of Memco. Under that agreement, Memco will become wholly owned by Platinum and Platinum will issue its shares to Memco shareholders, at a ratio of
0.836 Platinum share for one share of Memco. The merger received the required authorities' approval.

     As part of the merger agreement, Memco shareholders (including Ophir) have undertaken not to sell Memco shares until the merger procedures are completed.

     Memco's Shares are listed on NASDAQ under the symbol MEMCF.

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

     The Company invested $700,000 in Mutek in the second quarter of 1998, increasing its interest to 8.8%. The Company decided to write down its investment in Mutek by $700,000 in 1998.

     NETFORMX, LTD. ("NETFORMX") (Formerly ImageNet Ltd.)

     The Company has a 21% equity interest directly and indirectly through Trinet and Ophir in NetformX. NetformX develops and markets the award winning CANE(R) family of network design, analysis and simulation tools. CANE, the emerging standard in Computer Aided Network Engineering, is the only integrated, end-to-end, multi-layer, network design tool on the market. NetformX's strategy is to help its customers design and maintain sophisticated computer networks. Using CANE, network and system integrators and network managers design, simulate and analyze efficient, reliable networks quickly and easily. CANE is a highly sophisticated package built from the ground up to resolve network chaos and manage the accelerating pace of network change while reducing network equipment, consulting and staff costs.

     NKO, INC. ("NKO")

     In June 1997, the Company purchased a 3% interest in NKO for $1 million. NKO is developing a unique "fax-over-data" network technology for long distance fax transmission services. NKO is a subsidiary of Clalcom Ltd., an Israeli telecommunication company. The Company's share in NKO was sold during January 1999 for $1.1 million.

     ORTEK LTD. ("ORTEK")

     In September 1997, the Company acquired a 24.99% interest in Ortek for $500,000. Ortek is a developer and manufacturer of electro-optical devices and systems for the military and civilian markets. Ortek is a subsidiary of ELOP Electro-Optical Industries Ltd., the industry leader in electro-optics in Israel. A related party of Ampal also owns a 24.99% interest in Ortek. In 1998, the Company wrote down its investment in Ortek.

     POWERDSINE LTD. ("POWERDSINE")

     In August 1997, the Company invested $2 million to acquire 12.5% of PowerDsine, an Israeli company specializing in the development, manufacture, marketing and sale of unique, innovative modules and components for the telecommunications industry. PowerDsine recently introduced its first line of off-the-shelf products - telephone ring generators - and is marketing them in North America, Europe and Asia. Additional products are currently being designed. During 1998 the Company invested an additional amount of $1 million by way of exercising an option granted to the company during the initial purchase of PowerDsine's shares. The Company decided not to exercise its full preemptive rights in the last round of financing of PowerDsine and therefore its interest in PowerDsine was reduced to 11.9%.

     QRONUS INTERACTIVE ISRAEL (1994) LTD. ("QRONUS")

     In 1994, Qronus was established to develop and sell a non-intrusive automated software testing tool embedded and non-standard systems. The key target markets for Qronus' technology are medical systems, industrial automation and instrumentation, point-of-sale and other non-standard client-server applications, telecommunications, military and aerospace. In the first quarter of 1998, Qronus raised $4 million in a private offering and is negotiating a long-term strategic relationship with a major point of sale manufacturer.

     In the first quarter of 1998, the company invested an additional $325,000 in Qronus. The Company, as of December 31, 1998, owned a 9.5% interest in Qronus.

     SHELLCASE LTD. ("SHELLCASE")

     In November 1997, The Company purchased an 11% interest in Shellcase for a purchase price of $2,000,000. Shellcase has developed a packaging process for computer chips. These packages are the smallest available to the computer industry.

     SHIRON SATELLITE COMMUNICATIONS (1996) LTD. ("SHIRON")

     In November 1997, the Company purchased a 12% interest in Shiron for a purchase price of $1,250,000. Shiron is developing a line of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephony, video conferencing and other applications. In addition, Shiron is developing a two-way fast internet access via satellite systems.

     Shiron's system employs an additional up-link channel while competing systems provide only download capability. Shiron completed its initial phase of product development in 1998 and anticipates commercial roll-out in 1999.

     SMARTLIGHT LTD. ("SMARTLIGHT")

     In 1998, the Company invested $2.5 million to acquire a 9% interest in SmartLight. SmartLight is a manufacturer and marketer of computerized x-ray viewers. SmartLight's viewers provide physicians and technicians with images which are up to 50% richer in detail.

     SmartLight anticipates significant growth in sales in 1999.

     SMART-LINK, LTD. ("SMART-LINK")

     In 1995, Trinet invested $900,000 for a 51% interest in Smart-Link Ltd., a developer and marketer of multimedia products. In 1996, Trinet increased its holdings in Smart-Link to 60.1% through an investment of an additional $600,000. Between November 1996 and April 1997, other investors invested or committed to invest $4 million in Smart-Link. An additional $3 million was invested in Smart-Link in the fourth quarter of 1998. The Company and INV participated in exercising Trinet's preemptive rights. The Company's current equity, including its respective holding through Trinet, is 18.3%.

     TRINET VENTURE CAPITAL LTD. ("TRINET")

     In February 1994, the Company and INV, established Trinet, a venture capital fund for investments in high-technology ventures in Israel including start-up entities. Each of the Company and INV had committed to invest up to $2.5 million in Trinet. In 1996, the commitment was increased by $4 million ($2 million each).

     Between 1995 and 1998 Trinet invested in several high-technology companies including Netformx and Smart-Link (as aforementioned), Logal Software and Educational Systems Ltd., Nulan Technologies Ltd., Peptor Ltd., and Comfy Interactive Movies Ltd., the latter of which was sold during 1998.

     Since the amounts committed by the shareholders were fully invested, the Chief Executive Officer of Trinet resigned during the first quarter of 1998, and Trinet's holdings are currently being managed by Ophir. See "Ophir Holdings Ltd."

     UNIC VIEW LTD. ("UNIC VIEW")

     In March 1997, the Company invested $1 million to acquire a 7.3% interest in Unic View. The Company did not participate in Unic View's last round of financing, resulting in its equity in Unic View being reduced to 5.9%. Unic View is a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use.

     VISIONCARE OPHTHALMIC TECHNOLOGIES LTD. ("VISIONCARE")

     In March 1997, the Company invested $250,000 to acquire a 5.1% interest in VisionCare. VisionCare is developing and marketing opthalmic implantable products that give patients better, more natural visual function. VisionCare's first product is a patented intraoccular telescopic lens for treatment of macular degeneration. Initial clinical trials have been successful and VisionCare's production facility has received ISO-9001 certification. During the last quarter of 1998, VisionCare met all its milestones, therefore the Company and other first round investors completed the commitment to invest in VisionCare. The Company's share in such investment was $279,000. Visioncare is currently negotiating a private placement based on the company's valuation of more than $20 million.

         XACCT TECHNOLOGIES LTD. ("XACCT")

     Ampal's original investment in XaCCT, made in June 1997, was $400,000 for an 9.8% interest. On March 2, 1998, Ampal invested an additional $838,000 and increased its equity interest to 19.3%. By the end of 1998, the Company invested an additional amount of $1.3 million which included its respective preemptive rights during the third round of financing. Participating in this $7.5 million third round of financing were two U.S. based venture capital funds which enhances the Company's profile in the United States. As a result of the third round financing the Company's interest in XaCCT was reduced to 18.4%. XaCCT has developed billing, auditing and accounting software for TCP/IP networks. This software allows such networks to generate reports of networks transactions and services. XaCCT has successfully installed its software at 15 sites worldwide, as beta-testing sites. XaCCT was selected to be among the top 25 startups of 1998 by Data Communication Magazine.

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

     Ampal Development, Nir and Ampal Financial, each of which is wholly-owned by the Company, are engaged in the business of financing acquisitions by the Company and holding and leasing commercial real estate in Israel. Prior to 1989, these companies had acted primarily as lenders, and their financing activities were the principal activities of the Company. In 1990, the Holding Companies sold substantially all their loan portfolios to Bank Hapoalim B.M. ("Hapoalim"), and they relinquished their banking licenses. The Holding Companies still service certain loans made by them prior to their ceasing lending activity which are guaranteed by Hapoalim.

     It has been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by the Holding Companies were substantially similar to the lending practices of the other Israeli banks. Two claims, one in the amount of 3.6 million New Israeli Shekels ("NIS" or "shekels") (approximately $865,000) and another one in the amount of NIS 4.0 million (together with Hapoalim) have already been filed with the District Court in Tel Aviv. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. On November 19, 1998, the District Court of Tel Aviv ruled that the statute of limitations applies to the majority of the first plaintiff's claim, and thereby rejected same. The plaintiff filed an appeal with the High Court of Appeals, and withdrew the remainder of its claim until the Appellate Court ruling. The Company expects to continue to vigorously defend the two claims. The Company believes that its exposure to additional such claims is close to nothing due to the fact that its banking activity is subject to the statute of limitations, and the fact that the courts in Israel, as in the case of the claim against the Company as described above, do not support claims concerning events that happened more than seven years ago.

     Ampal Development owns five commercial properties located in Israel aggregating approximately 37,000 square feet for which it received approximately $1.4 million in rent for 1998. Four of these properties are net leased to Hapoalim. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet for which it received approximately $.5 million in rent in 1998. Three of these properties are net leased to Hapoalim. Ampal Financial owns two commercial properties located in Israel aggregating approximately 7,000 square feet for which it received approximately $.6 million in rent in 1998. Both of these properties are net leased to Hapoalim.

     The Holding Companies hold interests in other companies discussed elsewhere in this Report and also make loans to these and other investees in furtherance of their businesses.

     Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $21.2 million of these debentures were outstanding as of December 31, 1998. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

     AMPAL INDUSTRIES (ISRAEL) LTD. ("AMPAL INDUSTRIES")

     Ampal Industries, a wholly-owned subsidiary of Ampal, which holds interests in various investee companies described elsewhere in this Report, acquired in 1997 a long-term lease interest in one-half of a commercial building located in Migdal Ha'emek. In 1998, it received approximately $.1 million in rent for this property.

     AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

     Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 57,000 square foot commercial property located in Tel Aviv which houses its principal offices. A portion of this property is net leased to Hapoalim and another portion is net leased to Moriah. Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this Report.

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

     As of February 28, 1999, the maturity date for repayment of the $15 million of outstanding principal was extended to May 31, 1999, the interest rate was set at LIBOR plus .75% and Ampal agreed to guarantee all outstanding obligations.

     Currently, 88% of the space owned by Ampal Realty in the building is occupied.

     During 1998, Ampal Realty recorded approximately $3.9 million in rent.

     During 1998, Ampal completed a major portion of the proposed building renovation including installation of a new air-conditioning system and new elevators.

     Ampal Realty intends to offer its remaining interests in the building for sale or long term lease.

     BAY HEART LIMITED ("BAY HEART")

     Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 57,600 square feet of retail and approximately 17,750 square feet of storage and other space expiring in 2001. As of December 31, 1998, approximately 98% of the Mall premises was occupied, primarily under two-year leases, with options to extend for four additional years, except for anchor tenants. The total cost of the Mall was approximately $53 million, which was financed principally with debt. The Company owns 37% of Bay Heart.

     Due to the inability to procure the regulatory approval of the relevant authorities to the joint venture with the Israel Ports and Railways Authority and the subsidiary of the Egged bus company to build a transportation and business complex next to the Mall, Bay Heart decided to revert to an alternative plan - building a train station on its land.

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

     Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal") which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, Ampal had requested that an Israeli court declare the agreement null and void, and, in its response, Yakhin Hakal had stated that the companies owed it approximately $4 million for services it had rendered to the companies. The court ruled that Ampal and Yakhin Hakal should jointly appoint an additional director of these companies, who will cast the deciding vote in cases of dispute. Yakhin Hakal filed an appeal and requested a stay concerning the implementation of the court's ruling. The appeal was denied by the Israeli Supreme Court. The parties subsequently agreed to the appointment of the Honorable Dov Levine, a retired judge, as the additional director with the deciding vote. In addition, both Ampal and Yakhin Hakal have appointed independent accountants who will jointly prepare Etz Vanir's and Yakhin Mataim's financial statements. Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in the Company's financial statements.

     In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding seeking to cause Etz Vanir and Yakhin Mataim to redeem perpetual debentures owned by Ampal and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal.

     On July 27, 1998, a Tel Aviv District Court judge ruled in favor of Yakhin Hakal the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $800,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

     At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. It is not expected that a final judgment will be rendered before the end of 1999. See "Legal Proceedings."

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

     Industrial Buildings owns approximately 13.6 million square feet of space in industrial buildings throughout Israel. It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property.

     The buildings which are owned by Industrial Buildings are leased to approximately 2,360 lessees under net leases having terms of up to ten years. The occupancy rate in buildings owned or leased by Industrial Buildings was approximately 85% at December 31, 1998.

     Industrial Buildings' plans include building a project in the Tel Aviv area comprising approximately 448 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 156,000 square feet and parking facilities of approximately 883,000 square feet.

     Approximately 5.8% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the ongoing peace process involving the State of Israel and the Palestine Liberation Organization will have an effect on this space. Historically, however, the Government of Israel has compensated property owners for forfeitures resulting from government actions.

     Industrial Buildings' policy is to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 2000. In December 1998, Industrial Buildings distributed a dividend of approximately NIS 60 million ($14.4 million).

     Ophir's interest in Industrial Buildings is subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the original acquisition of Industrial Buildings from the Government of Israel in 1993. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then due borrowings.

     Industrial Buildings had a staff of approximately 51 permanent employees as of December 31, 1998.

     The Company's interest in Industrial Buildings, as of December 31, 1998, was 5.6%.

     OPHIR HOLDINGS LTD. ("OPHIR")

     Ophir is a holding and investment company that owns interests in high technology and real estate companies. Ophir has invested in two mutual funds and thirteen start-up companies in the fields of biotechnology, software and medical equipment. During 1998, Ophir invested $6.1 million in start-up companies and wrote-down $1.2 million as research and development or equity. Ophir is 42.5%-owned by the Company.

     Ophir owns, through a wholly-owned subsidiary, seven real estate properties located in Israel aggregating approximately 118,360 square feet. Two of these properties are leased to Hapoalim or its subsidiaries.

     The Company and INV, which also owns 42.5% of Ophir, are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir.

     Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they intend to develop a 326,000 square foot building (including parking) for both industrial and commercial uses. The estimated cost of development of this project is $17.5 million. Ophir's share of the property and joint venture is 70%. Through December 31, 1998, Ophir invested $8.8 million in the development of the building. Part of the building (50% of main area) is leased already.

     On January 7, 1999, the joint venture entered into an agreement to sell 9000 square feet of the building for $1.2 million.

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

     Ophir was, through a wholly-owned subsidiary, a limited partner in Clark/67 Associates L.P. ("Clark/67") which purchased an office building in New Jersey for $3.2 million. Ophir invested $250,000 of Clark/67's $500,000 capital. Ophir sold its interest in Clark/67, effective February 20, 1998 for a sale price of $1.2 million, representing an estimated net profit after taxes of $0.9 million to Ophir.

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

     Since Ophir no longer has significant influence in Memco (because of the reduced ownership interest and cancellation of the voting agreements and total waiving of Ophir's rights to nominate a director), the use of the equity method for the investment in Memco was stopped as of April 1, 1998 and the carrying value presented an "available for sale" investment.

     On May 1998, Memco purchased two companies for $44 million in shares and $11 million in cash, reducing Ophir's equity interest to 9.3%.

     On August 13, 1998, Memco entered into an agreement with Platinum Technology International Inc. (one of Memco's shareholders), pursuant to which, at the effective time of the arrangement, each outstanding Memco ordinary share will be exchanged for 0.836 of share of Platinum and Memco will become a wholly-owned subsidiary of Platinum. Completion of the arrangement depends upon meeting a number of conditions. Ophir is the owner of 1,626,397 Memco's shares (9.3%).

     In December 1994, Ophir invested approximately $6.75 million and acquired 33% of a 60,000 square foot property in Tel Aviv. The owners of the property have nearly completed construction of a building on the property consisting of 229,000 square feet of office space, 22,000 square feet of commercial space and 500 parking spaces at a total cost of approximately $30 million. In addition, Granite invested $3 million and acquired 17% of this property. It is anticipated that Hapoalim will occupy space in this building. Since January 1995, Ophir and Granite have invested additional funds for the construction of the building. On February 20, 1997, Ophir, Granite, and an unrelated third party, Zeus Investments Ltd., entered into an agreement with Revadim (Properties) Ltd., a subsidiary of Hapoalim, to sell their interests in the property. Pursuant to the agreement, Granite and Ophir will sell their entire interests and Zeus will sell a portion of its interest. Granite's share of the consideration will be approximately NIS 36 million (approximately $10.7 million) and Ophir's share will be approximately NIS 70 million (approximately $20.9 million). Completion of the sale, upon the completion of the building, took place in the second quarter of 1998. In 1997, Ophir recorded a net gain of $1.9 million, after taxes, from the sale of the building based on an estimated partial completion of the building and an estimated provision for construction costs. In 1998, Ophir recorded a net gain of $1.9 million.

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

     On September 16, 1998, Teledata Communications Ltd. ("Teledata") entered into an agreement with ADC Telecommunications Inc., pursuant to which, ADC agreed to pay $15.7 for each of Teledata's shares. The deal was completed in November 1998 and Ophir received $5.6 million. Ophir recorded a loss of $.9 million on the sale of Teledata's shares in 1998.

     On December 31, 1998, the 52% interest in Industrial Buildings was transferred from Minvat, a 25%-owned affiliate of Ophir, to Mivnat's shareholders. Ophir currently holds a direct interest of 13.2% of Industrial Buildings, and has appointed two directors to its board of directors, one from Ampal and the other from INV.

     In 1998, Ophir paid $7.0 million for dividends declared in 1997, and declared dividends of $4.8 million paid in January 1999.

     In February 1998, Dr. Gleitman, Chief Executive Officer of Ampal, became the Chairman of the Board of Directors of Ophir.

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

     During 1998, Sonol had a net gain of 7 public gas stations to its network. As of December 31, 1998, Sonol supplied petroleum products to 180 public gas stations in Israel, of which 134 are owned by or leased to Sonol. Sonol sold approximately 2.3 million metric tons of refined petroleum products and lubricating oils in 1998.

     Sonol and Delek The Israel Fuel Corporation Ltd. ("Delek") jointly own the rights to the Dalkan 2000, a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997, the anti-trust commissioner ruled that the joint marketing arrangement of the Dalkan 2000 system between Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, Sonol and Delek agreed to divide the Dalkan 2000 system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preferences, to enter into an agreement with either of the companies. The implementation of the separation agreement was carried out during 1998.

     During 1998, the former controlling shareholder of Granite, the Mashav group, sold its 56.9% interest in Granite, in an auction yielding a company valuation of approximately $350 million, to a group consisting of the Borovitz family, controlling shareholder of Arkia, one of Israel's aviation companies and Glenkor, a Swiss corporation which is one of the world's largest crude oil dealers. Granite's Chairman is Mr. Y. Borovitz, who is the CEO of Arkia.

     During December 1998, Granite declared and paid to its shareholders cash dividends in a total amount of NIS 500 million. The Company's share in such dividends was the equivalent in US$ of NIS 93 million.

     The Company's ownership of Granite, as of December 31, 1998 was 19.1%. As a result of a recent sale of Granite Hacarmel Investments Ltd by its controlling shareholder, the shareholders' agreement which had been in effect between that shareholder, the Company and the Landau Group, as defined below, was terminated. The Company entered into a new shareholders' agreement, dated July 16, 1998, with Yeshayahu Landau and Yeshayahu Landau Properties (1998) Ltd. (collectively, the "Landau Group"), with respect to their interests in Granite. In addition to the shareholders' agreement the new controlling shareholders of Granite agreed to maintain the same board representations which existed prior to the sale. Two of the Company's representatives are members of the board of directors of Granite and one representative is a member of the executive committee of the board of Granite. As of the beginning of March 1999, the Company owns an approximately 20.3% interest in Granite and the Landau Group owns an approximately 19% interest in Granite.

HOTELS AND LEISURE-TIME

     CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

     Coral World, which is 50%-owned by the Company, owns and controls three marine parks in Eilat (Israel), Perth (Australia) and Maui (Hawaii). (The park in Maui was opened to the public in March 1998).

     Coral World's marine park located in Eilat is next to the coral reefs and visitors at this park view marine life in its natural coral habitat through a unique underwater observatory. Coral World's marine parks in Perth and Maui allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World's food and beverage facilities and retail outlets are a significant revenue source.

     Coral World's parks hosted approximately 1,251,000 visitors during 1998. Coral World employed approximately 250 persons as of December 31, 1998.

     On February 24, 1999, a wholly-owned subsidiary of Coral World sold its aquarium in Manly (Australia) to an unrelated party for AU$1.6 million. This aquarium has had an operating loss since its purchase by Coral World in 1992. This subsidiary, Coral World Manly Pty. Ltd., remains the owner of a small real estate property in Sydney.

     Coral World is in litigation with respect to insurance coverage for a U.S. $1.2 million claim relating to hurricane damages in St. Thomas in 1995. The outcome of this dispute has not been determined.

     COUNTRY CLUB KFAR SABA LIMITED ("KFAR SABA")

     Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse.

     The Club, which has a capacity of 2,000 member families, had approximately 1,800 member families for the 1998/99 season and approximately 1900 member families for the 1997/98 season. The construction cost of the Club was $5.2 million, which was financed principally with debt. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

     HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP ("HOD HASHARON")

     On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million.

     Hod Hasharon operates a similar country club facility (the "H.H. Club") in Hod Hasharon, a town adjacent to Kfar Saba. The H.H. Club, which has a capacity of 1,600 member families, has operated at capacity for the past two years. The H.H. Club, which opened in July 1994, was constructed at a cost of $4.8 million, of which $2.1 million was borrowed from banks.

     MORIAH HOTELS LTD. ("MORIAH")

     Moriah, which is 46%-owned by the Company, is one of the largest hotel chains in Israel based both upon the number of rooms and the number of locations.

     The following chart provides certain information with respect to hotels Moriah owns or operates:

                                                                      NO. OF        MORIAH'S
LOCATION                                              CATEGORY        ROOMS         INTEREST
--------                                              --------        -----         --------
Jerusalem........................................... Luxury                 292     Owns
Eilat............................................... Luxury                 306     Owns
Dead Sea............................................ Luxury                 220     Owns
Tel Aviv............................................ Luxury                 355     Leases(1)
Tiberias............................................ Luxury                 265     Leases(2)
Dead Sea............................................ First Class            196     Manages(3)
Zichron Yaakov...................................... Economy                112     Manages(4)
Nazareth............................................ Economy                120     Manages(4)
                                                                   -------------
Total...............................................                      1,866
                                                                   -------------

-----------
(1)  Net lease which expires in 2006.

(2)  Net lease which expires in 2001.

(3)  Management agreement which expires in March 1999.

(4)  Management agreement which expired in March 1998.

     Moriah's competitive position has been enhanced by operating out of more locations than any other chain in Israel, improving its facilities and providing high quality service to its guests. During 1998, Moriah spent approximately $4.4 million on general improvements and renovations.

     Tourist arrivals in Israel during 1998 and 1997 were 1.9 million and 2.1 million, respectively. Moriah's occupancy rate was 66% (68%, exclusive of the economy hotels) in 1998 and 67% (68%, exclusive of the economy hotels) in 1997. The average occupancy rate in the Israeli hotel industry during 1998 was 59%. Moriah's average room rate (expressed in dollars) decreased by 9% in 1998 compared to 1997.

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

     Moriah employed approximately 1,515 persons as of December 31, 1998.

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

     On January 25, 1999, the Company accepted a tender from Koor Tourism Enterprises (which tendered, jointly with the Sheraton International chain) for the acquisition of the Radison Moriah Hotels chain ("Moriah"), the Company's 46%-owned affiliate, for $37.5 million. This transaction was approved by Israel's Anti-Trust Commissioner. If the aforementioned transaction is consummated, the Company will record a gain on sale in the amount of approximately $12.4 million ($8 million, net of income taxes). In the event that Moriah distributes dividends prior to the completion of the sale, the sales price will be adjusted by the amount of the dividends received.

     The sale of the Moriah Hotels chain was initiated as a result of strategic policy adopted by Ampal's Board of Directors in 1998.

FINANCE AND OTHER HOLDINGS

     AM-HAL LTD. ("AM-HAL")

     The Company and a subsidiary of The Israel Corporation, a major Israeli holding company, each own 50% of Am-Hal. The aggregate cost of the center was approximately $21 million, and was financed principally by loans made or guaranteed by the shareholders and refundable tenant deposits. These loans have been repaid.

     Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles south of Tel Aviv. The center, which was completed in March 1992, includes 162 apartments (of which 152 were occupied on December 31, 1998), an 80-bed geriatric ward, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward, with a minimum rent of $340,000 per year.

     Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, among others, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv. The joint venture intends to build a senior citizens center on this site, a building of approximately 225,000 square feet (the building in Rishon Le-Zion is approximately 120,000 square feet). It is anticipated that the center will include 260 apartments. The joint venture anticipates that the center will be opened June 2000. The total cost of the project will be approximately $42 million. By the end of 1998, 16 apartments had been sold.

     EPSILON INVESTMENT HOUSE LTD. ("EPSILON")

     In January 1995, the Company invested $1.5 million and acquired 20% of Epsilon and its affiliate, Renaissance Investment Company Ltd. ("Renaissance"). Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

     RENAISSANCE ISRAEL

     In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. The Company had invested an aggregate of $2.8 million in Renaissance Israel, as of December 31, 1997. In March 1998, the Company invested approximately $60,000, reducing its outstanding commitment to approximately $150,000.

     The only active investment made by the Company through the Renaissance fund which is still on the Company's books is an investment in Clalcom. Book value of which at the end of December 31, 1998 was $370,000.

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

     In 1996, 1997 and 1998 Carmel invested approximately $34 million for machinery and infrastructure. In December 1996, one of Carmel's plants was relocated to a leased property in Caesarea, Israel and a second plant was moved and combined with the first plant in the third quarter of 1997. As of December 31, 1998, Carmel employed 690 persons.

     As of December 31, 1998, the Company owned 20.7% of the shares of Carmel. Shares of Carmel are listed for trading on the AMEX under the symbol "KML". The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business, on a competitive basis.

     M.D.F. INDUSTRIES LTD. ("M.D.F.")

     M.D.F. the Company's 50%-owned affiliate, which has established a plant in Israel for the production of medium density fiber boards, and which completed its running-in period on June 30, 1996, incurred significant losses in 1996 and 1997. The losses in 1997 are primarily attributable to a slow-down in the Israeli construction industry where M.D.F. primarily markets its products. In view of the substantial losses incurred by M.D.F. and the continuing depressed prices with respect to its products, the Company believes that further substantial losses will be incurred by M.D.F. Consequently, because of the uncertainty with respect to M.D.F.'s future operations, the Company recorded a loss from impairment of this investment in December 1996 for its full remaining investment in and loans to M.D.F. in the amount of $8.8 million. This loss, in addition to the $1.3 million loss previously recorded by the Company in 1996 with respect to M.D.F., resulted in a total loss attributable to the operations of M.D.F. in the amount of $8.6 million, net of tax benefits. M.D.F. is no longer accounted for as an affiliate of the Company under the equity method of accounting. The Company, however, continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations. The Company is attempting to reduce its exposure under these guarantees.

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

     In January 1998, a new managerial team, experienced in the mattress and bedding industry, was installed at Paradise. Throughout 1998, the number of the Company's employees was reduced to 75 while at the same time production continued, the break even point of the plant declined substantially and the production potential grew.

     The Company currently owns 85.1% of the share capital of Paradise.

Employees

     As of December 31, 1998, Ampal had 6 employees. Ampal (Israel) had two employees, Ampal Industries (Israel) Ltd. had eleven employees, and Ampal Development (Israel) Ltd. had one employee. Relations between Ampal and its employees are satisfactory.


                              CONDITIONS IN ISRAEL

     Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries and the Palestine Liberation Organization (the "PLO"). While negotiations have taken place and are taking place between Israel, its Arab neighbors and the PLO to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies.

Economic Activity

     Many of the Company's investee companies borrow and lend shekel-based loans which are typically linked to the Israeli Consumer Price Index ("CPI"). Therefore, changes in (i) the CPI, (ii) the rate of exchange between the Israeli shekel and the U.S. dollar, and (iii) inflation in Israel, can have a direct affect on the Company's financial statement.

     The Israeli inflation rate in 1998 was 8.6% versus 7.0% in 1997. The highest price increases were in miscellaneous 11.6%, fruits and vegetables 11.6%, furniture and house equipment 10.4%, health care (9.2%), education, culture and entertainment (8.6%), and food, excluding fruits and vegetables (8.4%). The housing index rose 8.8%. Until August 1998, the annual inflation rate was approximately 1.0%, but due to the drastic devaluation of the NIS versus the US$, as a result of global crisis, a rapid increase in prices occurred. The Israeli economy grew 2.0% in 1998, the lowest rate of the decade. From 1990 to 1995, the Gross Domestic Product rose from 6% to 7% annually, declining to 4.7% in 1996.

     During 1998, the shekel was devalued by 17.6% relative to the United States dollar, a rate which was higher than the annual inflation rate.

     To offset the effects of inflation on the purchasing power of the Israeli currency, the Government of Israel has instituted "linkage" policies which have also been followed by most private organizations. Through linkage, the amount of an obligation or payment is increased from time to time by an amount related to changes in an index which may be the exchange rate of a foreign currency or a price index. The payee is thus compensated for the relative decline in the purchasing power of the NIS. Linkage adjustments may be based upon the total or only a specified percentage of the change in the index being used. Many obligations or payments in shekels are linked to the United States dollar or the Israeli CPI, including payment obligations and receivables of many of the Company's investees.

     The following table sets forth for the periods indicated the effects of annual inflation on linkage adjustments and annual devaluations, as discussed in the preceding paragraph:

                                                   Israel                                             Annual             U.S.
                                                   Annual        Closing                            Inflation           Annual
                                                 Inflation      Exchange            Annual         Adjusted for        Inflation
Year Ended Dec. 31                                 Rate(1)       Rate(2)        Devaluation(3)     Devaluation(4)       Rate(5)
------------------                                 -------       -------        --------------     --------------       -------
1992.....................................             9.4         2.764               21.1            (9.66)            3.0
1993.....................................            11.2         2.986                8.0             2.96             3.0
1994.....................................            14.5         3.018                1.1            13.25             2.6
1995.....................................             8.1         3.135                3.9             4.04             2.8
1996.....................................            10.6         3.251                3.7              6.6             3.3
1997.....................................             7.0         3.536                8.8            (1.65)            1.7
1998.....................................             8.6          4.16               17.6            (7.66)            1.6

-----------
(1) "Israel Annual Inflation Rate" is the percentage increase in the Israeli CPI between December of the year indicated and December of the preceding year.

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

Israeli Banking Regulations

     A provision of the Banking (Licensing) Law, 5741 1981, as amended (the "Banking Law"), imposes limitations on the purchase and holding of means of control of non-banking corporations by Israeli banks. The Banking Law does not permit Israeli banks, including Hapoalim, to invest more than 25% of its capital in non-banking corporations, including Ampal, or to hold more than 25% of the means of control of each such corporation.

     Under an amendment to the Banking Law enacted in March 1994, Israeli banks, including Hapoalim, were required to reduce their holdings in and means of control over grandfathered non-banking corporations, including Ampal, to 25% by not later than December 31, 1996, and to 20% by December 31, 1999. Pursuant to this amendment, each bank's permitted investments in non-banking corporations by the end of 2002 cannot exceed 15% of each Israeli bank's capital, with the addition of up to 10% of its capital permitted to be invested, subject to certain limitations, in certain eligible non-banking corporations. In order to comply with Banking Law, during 1996 Hapoalim engaged in a series of transactions which reduced its holdings in Ampal and resulted in Hapoalim no longer controlling Ampal.

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

     Ampal has income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1996 and has received "final assessments" with respect to such reports filed through 1993 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1993, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

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

     Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, was taxable to corporations at 36% in 1998. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between

Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

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

     Item 2. Property

     Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent, which commenced in September 1994, is $169,000, subject to escalation. In 1998, Ampal's total payment to Hapoalim in connection with this lease was $170,000.

     The Company leases office space in various locations in Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total rental payments in 1998 of approximately $2,870,000. Generally, the annual payments are based upon 10% of the value of the property linked to the CPI. In addition, the Company leases spaces primarily for retail use to non-related parties and received approximately $4,432,000 in rent for such spaces in 1998.

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

     On July 27, 1998, a Tel Aviv District Court judge ruled in favor of Yakhin Hakal, the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $800,000 and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

     At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is not expected that a final judgment will be rendered before the end of 1999. See "Etz Vanir."

     For a description of a claim for NIS 3.6 million asserted against Ampal Financial, see "Real Estate-Ampal Development
(Israel) Ltd., Nir Ltd. and Ampal Financial Services Ltd."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF CLASS A STOCK

     Ampal's Class A Stock is listed on the AMEX under the symbol "AIS.A." The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for each calendar quarter during the periods indicated:

                                                                           HIGH             LOW
                                                                           ----             ---
1998:
Fourth Quarter................................................          $  4 7/8        $  3 3/8
Third Quarter.................................................             5 5/8           4
Second Quarter................................................             5 3/4           5 1/8
First Quarter.................................................             5 11/16         4 13/16

1997:
Fourth Quarter................................................          $  5 3/4        $  4 3/4
Third Quarter.................................................             6 1/4           5 3/8
Second Quarter................................................             6 1/8           4 3/4
First Quarter.................................................             5 3/4           4 7/8

     As of March 18, 1999, there were 1,105 record holders of Class A Stock.

     Redeemable Warrants to purchase Class A Stock, issued in connection with Ampal's 1994 public offering, were listed on the AMEX under the symbol "AIS.WS." The warrants expired on January 31, 1999.

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

                                 DIVIDEND POLICY

     In 1995, Ampal paid a dividend of $.21 per share on its Class A Stock and Common Stock. From 1989 through 1994 and in 1996, 1997 and 1998, Ampal did not pay a dividend on the Class A Stock, Ampal has never paid a dividend on its Common Stock other than in 1995. Past decisions not to pay cash dividends reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board.

     Dividends on all classes of Ampal's shares are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 61/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend on the preferred stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 16, 1998, Ampal announced that its Board of Directors, at its meeting held on December 9, 1998, had declared cash dividends on its preferred stock ($0.325 per share on its 6 1/2% Preferred Stock and $0.20 per share on its 4% Preferred Stock).

                     RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to a Letter Agreement, dated as of March 1, 1997, among Ampal, Ampal Realty Corporation, a wholly-owned subsidiary of Ampal, and Emmes Asset Management Corp. ("Emmes"), Ampal agreed to issue to Mr. Andrew Davidoff, as custodian, 100 shares of Class A Stock for each of his three children each year for the duration of the effectiveness of the Letter Agreement. Emmes and Mr. Davidoff provide general asset management and property advisory services with respect to the building located at 800 Second Avenue in New York City. Emmes is a wholly-owned subsidiary of Emmes & Company LLC. Mr. Michael Sonnenfeldt, a former director of Ampal, was the founder and managing director of Emmes & Company LLC. On July 8, 1998, Ampal issued 300 shares to Mr. Davidoff, as custodian. See "Certain Relationships and Related Transactions" for a complete description of the Company's agreement with Emmes. The issuance to Mr. Davidoff of such shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

ITEM 6



SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                         1998             1997            1996               1995                   1994
------------------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands, except per share data)
Revenues .................................    $  29,951       $  56,114       $  44,360           $  44,713          $  43,745
Net income (loss) ........................        2,175          14,183         (10,252)(3)           2,166(3)           7,334(3)
Earnings (loss) per Class A share:
 Basic EPS ...............................    $     .08(1)    $     .58(1)    $    (.45)(1)(3)    $     .07(1)(3)    $     .30(1)(3)
 Diluted EPS .............................    $     .07(2)    $      50(2)    $    (.45)(1)(3)    $     .06(2)(3)    $     .25(2)(3)
Total assets .............................      329,246         262,274         283,551             312,094            301,194
Notes, deposits and
 debentures payable ......................      131,010          65,053         102,414             115,881             95,995
Dividends declared per
 Class A share ...........................    $      --       $      --       $      --           $     .21          $      --

(1) Computation is based on net income (loss) after deduction of preferred stock dividends of $335, $351, $364, $560 and $406, respectively.

(2) Computation is based on net income (loss) after deduction due to dilution in equity in earnings of affiliate of $334, $258, $402 and $556, respectively.

(3)  Includes (loss) income from discontinued operations, as follows:

YEAR ENDED DECEMBER 31,                         1998             1997            1996               1995                   1994
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from
 discontinued
 operations ...........................        $     --        $     --      $   (2,892)         $  (4,315)         $     969
(Loss) earnings per Class A
 share from discontinued
 operations:
  Basic EPS ...........................        $     --        $     --      $     (.12)         $    (.18)         $     .04
  Diluted EPS .........................        $     --        $     --      $     (.12)         $    (.18)         $     .04

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

The Company's results of operations are directly affected by the results of operations of its investees. The results of companies which are greater than 50%-owned are included in the consolidated financial statements of the Company. The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20%- to 50%-owned companies ("affiliates"), under the equity method. Under the equity method, the Company recognizes its proportionate share of such companies' income based on its percentage of direct and indirect equity interests in earnings of those companies. If the Company's interest in a subsidiary were to be reduced to 20%-50%, the investment would be recorded under the equity method. The Company's results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above the Company's carrying value per share for such affiliate results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below the Company's carrying value per share for such affiliate results in the Company recognizing a loss for the period in which such issuance is made. The Company accounts for its holdings in investees, other than those described above, on the cost method (see later discussion regarding Investment in MIRS) or in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A comparison of the Company's financial statements from year to year must be considered in light of the Company's acquisitions and divestitures during each period.

For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders' equity.

Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in a reduction in shareholders' equity. As of December 31, 1998, the effect on shareholders' equity was a decrease of approximately $18.6 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

YEAR 2000 COMPLIANCE
--------------------
The Company has completed the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company presently expects that with modifications to existing systems and software and converting to new software, the Year 2000 issue will not pose an operational problem and does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred. The Company expects to complete all of its Year 2000 modifications by the end of 1999.

The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

INTRODUCTION OF THE EURO
------------------------
On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

The Company does not conduct operations in Europe. However, there are no assurances that the implementation of the Euro will not have an adverse material affect on the Company's financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in the first quarter of 2000. The Company doesn't believe that the adoption of this SFAS will have a material effect on its financial condition or on the results of its operations.

DISCONTINUED OPERATIONS
-----------------------
On December 23, 1996, the Company sold all of its equity interest in Pri Ha'emek (Canned and Frozen Food) 88 Ltd. ("Pri Ha'emek") to Agrifarm International Limited ("Agrifarm"), a British company. Accordingly, the results of Pri Ha'emek have been presented as discontinued operations in the Company's 1996 consolidated financial statements. In connection with the sale, the Company recorded a loss on disposition of $3.2 million and a tax benefit of $3.9 million, which was based on a total loss of its investment in Pri Ha'emek in the amount of $9.7 million.

RESULTS OF OPERATIONS
---------------------
Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------
Consolidated net income decreased from $14.2 million in 1997, to $2.2 million in 1998. The decrease in net income is primarily attributable to the decrease in equity in earnings of affiliates, lower realized gains on investments, unrealized losses on investments in 1998 as compared to unrealized gains in 1997, and net interest expense in 1998 as compared to net interest income in 1997. These decreases were partially offset by income tax benefits and lower other expenses in 1998.

Equity in earnings of affiliates decreased to $7.3 million in 1998, from $18.7 million in 1997. The decrease is primarily attributable to the decreased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported lower earnings in 1998 as compared to 1997, primarily due to lower realized and unrealized gains on investments as a result of the sale of shares of Teledata Communications Ltd. ("Teledata") in 1997.

The decrease in the equity in earnings of affiliates was partially offset by the increased earnings of Granite Hacarmel Investments Ltd. ("Granite"), Trinet Venture Capital Ltd. ("Trinet"), Carmel Container Systems Limited ("Carmel"), and Moriah Hotels Ltd. ("Moriah"). Granite, the Company's 19.1%-owned affiliate, which is one of Israel's largest distributors of refined petroleum products, recorded higher earnings in 1998 due to improved gross profit margins and a gain on sale of real estate property. Trinet, the Company's 50%-owned affiliate, a high-technology venture capital fund, recorded large unrealized losses in 1997. Carmel, the Company's 20.7%-owned affiliate, which is a manufacturer of paper-based packaging products, also recorded higher earnings in 1998 due to the improved efficiency at Carmel's new manufacturing plant in Caesarea and increased sales of containers to the local market, despite the economic slowdown in Israel. Moriah, the Company's 46%-owned affiliate (see Subsequent Event), which owns and operates hotels in Israel reported higher earnings as a result of lower administrative expenses and higher translation gains in 1998.

In 1998, the Company recorded $1.4 million of unrealized losses on investments in trading securities, which are primarily attributable to the Company's investment during the third quarter of 1998 in the shares of Bank Leumi Le'Israel B.M. ("Leumi") in the amount of approximately $21 million. The Company recorded $.9 million of unrealized gains on investments in trading securities in 1997 primarily attributable to its investment in Mercury Interactive Corporation ("Mercury"). At December 31, 1998 and December 31, 1997, the aggregate fair value of trading securities amounted to approximately $26.3 million and $7.5 million, respectively.

In 1998, the Company recorded $.8 million of gains on sale of investments, which are primarily attributable to its investments in Mercury, Shikun U'Fituach Le'Israel Ltd., Fundtech Ltd. and M-Systems Flash Disk Pioneers Ltd. In 1997, the Company recorded $4.5 million of gains on sale of investments, $2.9 million of which is attributable to its direct investment in Teledata Communications Ltd. ("Teledata").

The Company recorded net interest expense in the amount of $7 million in 1998, as compared to net interest income of $.5 million in 1997. The net interest expense is primarily attributable to bank borrowings in connection with the Company's investment in MIRS Communication Company Ltd. ("MIRS").

In the fourth quarter of 1998, Granite issued additional shares upon conversion of its debentures, and the Company's interest in Granite was diluted from 21.5% to 19.1%. As a result of the dilution the Company recorded a gain on issuance of shares in the amount of $1 million.

Manufacturing revenues and expenses, which reflect the operations of Paradise Industries Ltd. ("Paradise"), the Company's 85.1%-owned subsidiary, which is a manufacturer and distributor of mattresses and fold-out beds in Israel, decreased as a result of the slowdown in the Israeli economy in 1998.

The Company recorded a $1.9 million loss from impairment of its investments in Mutek Solutions Ltd., Ortek Ltd., Medco Electronics Systems and Geotek Communications Ltd. ("Geotek") in 1998. In 1997, the Company recorded a $2.2 million loss on impairment of its investments in U.D.S. - Ultimate Distribution Systems Ltd. and Geotek.

Other expenses decreased in 1998 as compared to the same period in 1997, primarily as a result of a decrease in administrative expenses and the effect of translation.

Income tax benefit in 1998 resulted from the utilization of foreign tax credits on dividends received from the affiliates.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------
Consolidated income from continuing operations increased to $14.2 million in 1997, from a $7.4 million loss in 1996. The increase resulted primarily from the increases in equity in earnings of affiliates, realized and unrealized gains on investments, net interest income in 1997 as compared to net interest expense in 1996, lower losses from impairment of investments, increase in other income, and the absence of an unrealized loss on rental property in 1997 which was recorded in 1996. These increases were partially offset by a decrease in net rental income and a restructuring charge recorded in 1997.

Equity in earnings of affiliates increased from $6.3 million in 1996, to $18.7 million in 1997. The increase is primarily attributable to the significantly improved earnings of Ophir and to increased earnings of Coral World International Ltd. ("CWI"), the Company's 50%-owned affiliate, which owns and operates marine parks in Eilat (Israel) and Perth and Manly (Australia). The increase in Ophir's 1997 earnings resulted primarily from realized and unrealized gains on its investment in Teledata, gains on sale of office and commercial real estate and lower interest expense which resulted from repayments of loans.

CWI reported earnings in 1997 as compared to losses in 1996. The losses recorded by CWI in 1996 were primarily attributable to the company's investments in marine parks in Nassau (Bahamas) and St. Thomas (U.S. Virgin Islands), which were sold in September 1996 and April 1997, respectively.

The increases noted above were partially offset by the unrealized losses recorded on its investments by Trinet in 1997 as compared to unrealized gains in 1996, and losses of Carmel. Carmel recorded losses in 1997 as compared to earnings in 1996 primarily because of a decrease in sales volume as a result of the economic slowdown in Israel, a decrease in sales prices as a result of escalating competition, an increase in costs associated with the running-in of a new plant and the one-time expenses incurred with respect to the closing of old plants.

Moriah also recorded losses in 1997 primarily because of the decrease in occupancy rates (excluding the hotel in Tel Aviv) as a result of the decrease in tourism to Israel in 1997 and higher rental expenses pertaining to its hotel in Tel Aviv.

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

The Company recorded net interest income in 1997, as compared to net interest expense in 1996. The increase in net interest income is primarily attributable to debt reduction in connection with the sale of a condominium unit in an office building located at 800 Second Avenue, New York, New York. Also, as a result of this transaction, the Company recorded a loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements. The decrease in rental income and rental property expenses are also attributable to the sale of the condominium unit.

In 1997, the Company recorded $2.2 million of losses from impairment of its investments in its 21.9%-owned Israeli-based software company, U.D.S. - Ultimate Distribution Systems Ltd., and in Geotek, an international wireless telecommunications company. In 1996 the Company recorded a $10.1 million loss ($8.6 million net of taxes) from impairment of its investment in M.D.F. Industries Ltd. ("M.D.F.").

On June 26, 1997, the main factory of the Company's 85%-owned manufacturing subsidiary, Paradise was heavily damaged by a fire. Paradise was, however, able to resume its activities at the end of the third quarter by assembling mattresses and sofa beds out of its newly-built assembly plant rather than manufacturing them. Paradise uses imported and domestically produced components in its assembly process. Paradise carried both fire damage and business interruption insurance covering the factory. In December 1997, Paradise settled with the insurance company and agreed to accept $7.1 million of compensation for the damage caused by the fire. Paradise received $6.8 million of the insurance proceeds in December 1997 and the balance in early 1998. The insurance recovery for the loss of profits caused by fire was $.8 million. This income is included in other income in the Company's 1997 consolidated income statement. Paradise was also compensated for the additional expenses it incurred as a result of the fire. The insurance proceeds covering these expenses were offset against the Company's manufacturing expenses in 1997. At December 31, 1997, Paradise deferred $.7 million with respect to the proceeds received from the insurance company for the expenses incurred in early 1998 as a result of the fire.

During 1997, in connection with management's plan to reorganize operations and reduce costs, the Company recorded a restructuring charge of $1.3 million ($.7 million was recorded in the quarter ended December 31, 1997). This restructuring which resulted in the elimination of certain corporate positions was completed in early 1998, and primarily related to severance and other employee related costs.

The change in the effective income tax rate in 1997 as compared to 1996 is mainly attributable to the losses of certain Israeli subsidiaries in 1996 for which no tax benefits were available, and to the utilization of foreign tax credits in 1997 which were previously not available.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At December 31, 1998, cash and cash equivalents were approximately $12 million as compared with $45.5 million at December 31, 1997. The decrease in cash and cash equivalents and increase in investments are primarily attributable to the investments in MIRS (See "Investment in MIRS") and Leumi (See "Discussion of Results of Operations - Year ended December 31, 1998 compared to year ended December 31, 1997"). The decreases in cash and cash equivalents attributable to the aforementioned investments were partially offset by dividends received from affiliates, which amounted to $26.2 million. The increases in notes and loans payable and minority interests are also attributable to the investment in MIRS. The decreases in deposits, notes and loans receivable and debentures are primarily attributable to scheduled repayments.

In addition to the investment in MIRS, the Company made the following investments in the high-technology field in the year ended December 31, 1998, notably; (1) a $2.5 million investment to acquire a 9% interest in Smartlight Ltd., a developer and marketer of innovative digital film viewers for use in the diagnosis of medical images; (2) a $2.1 million investment to acquire an additional 8.6% of XaCCT Technologies Ltd. (total equity interest - 18.4%), a developer of billing, auditing and accounting software for TCP/IP networks; (3) a $1 million investment to acquire an additional 3.8% of PowerDsine Ltd. (total equity interest - 11.9%, after dilution), a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry; (4) a $1 million investment to acquire a 1.75% equity interest in Compugen Ltd., a developer of algorithms and models for the interpretation of biological processes; (5) a $.4 million investment to acquire an additional 2% in its existing investee NetFormX Ltd. (formerly Imagenet Ltd., total equity interest-21%), a developer of CANER(C) family of network design, analysis and simulation tools; and (6) $.3 million to maintain its equity interest in its existing investee, Qronus Interactive Israel (1994) Ltd., a developer and marketer of software testing tools.

As of December 31, 1998, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $12.2 million, and has commitments issued to its investees of up to $13 million.

In 1998 and 1997, Ampal paid dividends in the amount of $.20 and $.325 per share on its 4% and 6-1/2% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in both years amounted to approximately $.3 million and $.4 million, respectively.

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

A new wireless communications service provider, MIRS Communication Company Ltd. ("MIRS"), initially one-third owned by the Company and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDENTM integrated wireless communication technology, which is known as MIRS in Israel.

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

On March 21, 1999, MIRS declared a dividend, the Company's share of which amounts to $.9 million (net of minority interest).

MARKET RISKS AND SENSITIVITY ANALYSIS
-------------------------------------
The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at December 31, 1998, and are sensitive to the above market risks.

Interest Rate Risks
-------------------
At December 31, 1998, the Company had financial assets totalling $38.6 million and financial liabilities totalling $131 million, respectively. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At December 31, 1998, the Company had fixed rate financial assets of $27.3 million and variable rate financial assets of $11.3 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.3 million.

At December 31, 1998, the Company had fixed rate debt of $40.2 million and variable rate debt of $90.8 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.7 million. The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis
----------------------------------
The Company's exchange rate exposure of its financial instruments results from its investments and ongoing operations in Israel. The Company doesn't utilize foreign exchange forward contracts to hedge this exposure. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's earnings would decrease by $1.9 million and cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $1.1 million.

Equity Price Risk
-----------------
The Company's investments at December 31, 1998, included marketable securities which are recorded at fair value of $26.3 million, including net unrealized losses of $3.6 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $2.6 million.

SUBSEQUENT EVENTS
-----------------
On January 25, 1999, the Company accepted a tender from Koor Tourism Enterprises (which tendered, jointly with the Sheraton International chain) for the acquisition of the Radison Moriah Hotels chain ("Moriah"), the Company's 46%-owned affiliate, for $37.5 million. This transaction was approved by the Israel Anti-Trust Commissioner. If the aforementioned transaction is consummated, the Company will record a gain on sale in the amount of approximately $12.4 million ($8 million, net of income taxes). In the event that Moriah distributes the dividends prior to the completion of the sale, the sales price will be adjusted by the amount of the dividends received.

Hapoalim approached Ampal to commence negotiations regarding the potential purchase by Ampal and its subsidiaries of Hapoalim's entire holdings in Ampal. In connection with the proposed transaction, Ampal's Related Party Transactions Committee approved on March 22, 1999 to continue the negotiations with Hapoalim to acquire the entire Hapoalim holdings in Ampal in exchange for consideration consisting of cash and certain real estate properties currently leased to Hapoalim.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets and revenues of 19% and 6%, respectively, in 1998, 18% and 32%, respectively, in 1997, and revenues of 44% in 1996, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net earnings of these affiliated companies represents $7,995,000, $18,611,000, and $10,443,000 of consolidated net income (loss) for the years ended December 31, 1998, 1997 and 1996, respectively. The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP

New York, New York
March 25,1999

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                                                  1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data) ................................                           (Note 1)          (Note 1)

REVENUES:
Equity in earnings of affiliates (Note 12) ...................................         $  7,328          $ 18,703          $  6,333
Manufacturing ................................................................            6,768            12,127            10,891
Interest:
 Related parties .............................................................            4,339             6,988             9,918
 Others ......................................................................              987             2,743             1,956
Rental income ................................................................            7,302             7,107            11,663
Realized and unrealized (losses) gains on
 investments (Notes 3 and 5) .................................................             (568)            5,466             1,342
Gain on issuance of shares by affiliate ......................................            1,032                --                --
Other ........................................................................            2,763             2,980             2,257
                                                                                       --------          --------          --------
     Total revenues ..........................................................           29,951            56,114            44,360
                                                                                       --------          --------          --------

EXPENSES:
Manufacturing ................................................................            8,492            12,569            12,027
Interest:
 Related parties .............................................................            5,122             2,544             3,918
 Others ......................................................................            7,195             6,719            10,163
Rental property operating expenses ...........................................            3,550             3,273             5,670
Loss from impairment of investments (Notes 3 and
 12) .........................................................................            1,890             2,185            10,083
Unrealized loss on rental property (Note 3) ..................................               --                --             1,095
Minority interests ...........................................................           (1,345)             (220)             (551)
Other ........................................................................            6,393             8,250             7,416
                                                                                       --------          --------          --------
     Total expenses ..........................................................           31,297            35,320            49,821
Restructuring charge (Note 16) ...............................................               --             1,300                --
                                                                                       --------          --------          --------
(Loss) income from continuing operations before
  income taxes................................................................           (1,346)           19,494            (5,461)
(Benefit) provision for income taxes (Note 11) ...............................           (3,521)            5,311             1,899
                                                                                       --------          --------          --------
Income (loss) from continuing operations .....................................            2,175            14,183            (7,360)
                                                                                       --------          --------          --------
Discontinued operations (Note 2):
 Loss from operations ........................................................               --                --            (3,610)
 Loss on disposition of $3,169, net of
  applicable tax benefit of $3,887 ...........................................               --                --               718
                                                                                       --------          --------          --------
Loss from discontinued operations ............................................               --                --            (2,892)
                                                                                       --------          --------          --------

     NET INCOME (LOSS) .......................................................         $  2,175          $ 14,183          $(10,252)
                                                                                       ========          ========          ========

Basic EPS (Note 10)
 Earnings (loss) from continuing operations ..................................         $    .08          $    .58          $   (.33)
 Loss from discontinued operations ...........................................               --                --              (.12)
                                                                                       --------          --------          --------
 Earnings (loss) per Class A share ...........................................         $    .08          $    .58          $   (.45)
                                                                                       ========          ========          ========

 Shares used in calculation (in thousands) ...................................           23,911            23,742            23,549

Diluted EPS (Note 10)
 Earnings (loss) from continuing operations ..................................         $    .07          $    .50          $   (.33)
 Loss from discontinued operations ...........................................               --                --              (.12)
                                                                                       --------          --------          --------
 Earnings (loss) per Class A share ...........................................         $    .07          $    .50          $   (.45)
                                                                                       ========          ========          ========

 Shares used in calculation (in thousands) ...................................           27,624            27,615            23,549



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,  DECEMBER 31,
ASSETS AS AT                                              1998          1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                                (Note 1)

Cash and cash equivalents ............................    $ 12,047     $ 45,457



Deposits, notes and loans receivable (Note 4) ........      27,816       46,176



Investments (Notes 5 and 12) .........................     214,421       92,720



Investment held for sale (Note 17) ...................      25,104       24,664



Real estate rental property, less accumulated
 depreciation of $6,492 and $5,902 (Note 3) ..........      29,735       28,603



Property and equipment, less accumulated
 depreciation of $2,608 and $2,596 ...................       3,227        3,899



Other assets .........................................      16,896       20,755
                                                          --------     --------










TOTAL ASSETS .........................................    $329,246     $262,274
                                                          ========     ========





The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                        DECEMBER 31,   DECEMBER 31,
SHAREHOLDERS' EQUITY AS AT                                1998           1997
--------------------------------------------------------------------------------
(Dollars in thousands)                                                 (Note 1)

LIABILITIES
Notes and loans payable: (Note 6)
  Related parties ....................................   $  57,557    $  18,207
  Others .............................................      40,636        5,000
Debentures (Note 7) ..................................      32,817       41,846
Accounts and income taxes payable, accrued
 expenses and minority interests .....................      37,071       34,711
                                                         ---------    ---------

        Total liabilities ............................     168,081       99,764
                                                         ---------    ---------

SHAREHOLDERS' EQUITY (Note 8)
4% Cumulative Convertible Preferred Stock, $5
 par value; authorized 189,287 shares; issued and
 outstanding 172,238 and 179,672 shares ..............         861          898

6-1/2% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 988,055 shares; issued
 and outstanding 925,279 and 968,288 shares ..........       4,626        4,842

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 24,684,822 and
 24,418,325 shares; outstanding 24,079,422
 and 23,812,925 shares ...............................      24,685       24,418

Additional paid-in capital ...........................      57,829       57,491

Retained earnings ....................................      90,615       88,775
Treasury Stock, 605,400 shares of Class A Stock,
 at cost .............................................      (3,829)      (3,829)
Accumulated other comprehensive loss .................     (13,622)     (10,085)
                                                         ---------    ---------

        Total shareholders' equity ...................     161,165      162,510
                                                         ---------    ---------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 329,246    $ 262,274
                                                         =========    =========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                1998         1997         1996
---------------------------------------------------------------------------------------
(Dollars in thousands)                                            (Note 1)     (Note 1)

Cash flows from operating activities:
 Net income (loss) ..............................   $   2,175    $  14,183    $ (10,252)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Equity in earnings of affiliates ..............      (7,328)     (18,703)      (6,333)
  Loss from discontinued operations .............          --           --        2,892
  Realized and unrealized losses (gains) on
  investments ...................................         568       (5,466)      (1,342)
  Gain on issuance of shares by affiliate .......      (1,032)          --           --
  Unrealized loss on rental property ............          --           --        1,095
  Depreciation expense ..........................       1,338        1,559        2,038
  Amortization expense ..........................       1,403        1,754        3,587
  Loss from impairment of investments ...........       1,890        2,185       10,083
  Restructuring charge ..........................          --        1,300           --
  Minority interests ............................      (1,345)        (220)        (551)
  Translation (gain) loss .......................        (623)          68         (143)
 Decrease (increase) in other assets ............       2,239          565       (3,158)
 (Decrease) increase in accounts and income
  taxes payable, accrued expenses and minority
  interests .....................................      (7,847)       4,742          (89)
 Investments made in trading securities .........     (30,838)      (9,143)      (2,391)
 Proceeds from sale of trading securities .......      11,333        8,359        3,254
 Dividends received from affiliates .............      26,245        9,719        1,806
                                                    ---------    ---------    ---------
  Net cash (used in)provided by operating
  activities ....................................      (1,822)      10,902          496
                                                    ---------    ---------    ---------
Cash flows from investing activities:
 Deposits, notes and loans receivable collected .      16,641       27,124       17,546
 Deposits, notes and loans receivable granted ...        (723)      (1,024)      (2,046)
 Investments made in:
  Available-for-sale securities .................          --           --         (228)
  Affiliates and others .........................    (119,844)     (11,159)     (11,497)
 Proceeds from sale of investments:
  Available for sale securities .................         353        1,537           --
  Affiliates and others .........................       1,294       25,212       14,934
 Real estate rental property-capital improvements      (2,895)      (1,034)      (2,475)
 Purchase of property and equipment .............        (333)      (1,182)        (380)
 Proceeds from sale of real estate rental
 property ......................................          --       15,059           --
                                                    ---------    ---------    ---------
  Net cash (used in) provided by investing
   activities ...................................    (105,507)      54,533       15,854
                                                    ---------    ---------    ---------



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                              1998         1997         1996
------------------------------------------------------------------------------------
(Dollars in thousands)                                           (Note 1)     (Note 1)
Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ...............................   $ 83,497    $  4,050    $  2,187
  Others ........................................     69,055         931       8,201
 Notes and loans payable repaid:
  Related parties ...............................    (44,251)    (20,091)     (4,866)
  Others ........................................    (32,976)     (6,184)     (1,950)
 Debentures repaid ..............................     (8,283)    (17,301)    (22,180)
 Contribution to partnership by minority
  interests .....................................      9,765          --          --
 Issuance of shares to related parties and others        352          --          --
 Dividends paid .................................       (335)       (351)       (364)
                                                    --------    --------    --------
  Net cash provided by (used in) financing
   activities ...................................     76,824     (38,946)    (18,972)
                                                    --------    --------    --------

Effect of exchange rate changes on cash and
 cash equivalents ...............................     (2,905)     (1,665)     (2,479)
                                                    --------    --------    --------

Net (decrease) increase in cash and cash
 equivalents ....................................    (33,410)     24,824      (5,101)
Cash and cash equivalents at beginning of year ..     45,457      20,633      25,734
                                                    --------    --------    --------

Cash and cash equivalents at end of year ........   $ 12,047    $ 45,457    $ 20,633
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
 Interest:
  Related parties ...............................   $  1,941    $  1,257    $  2,384
  Others ........................................      2,721       2,820       3,309
                                                    --------    --------    --------
    Total interest paid .........................   $  4,662    $  4,077    $  5,693
                                                    ========    ========    ========

Income taxes paid ...............................   $  2,037    $    714    $  3,729
                                                    ========    ========    ========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31,                             1998         1997        1996
------------------------------------------------------------------------------------
                                                               (Note 1)     (Note 1)
(Dollars in thousands, except share amounts
 and per share data)

4% PREFERRED STOCK
Balance, beginning of year .....................   $    898    $    955    $    995
Conversion of 7,434, 11,264 and  8,094 shares
 into Class A Stock ............................        (37)        (57)        (40)
                                                   --------    --------    --------
Balance, end of year ...........................   $    861    $    898    $    955
                                                   ========    ========    ========

6-1/2% PREFERRED STOCK
Balance, beginning of year .....................   $  4,842    $  5,012    $  5,263
Conversion of 43,009, 34,195 and 50,116 shares
 into Class A Stock ............................       (216)       (170)       (251)
                                                   --------    --------    --------
Balance, end of year ...........................   $  4,626    $  4,842    $  5,012
                                                   ========    ========    ========

CLASS A STOCK
Balance, beginning of year .....................   $ 24,418    $ 24,257    $ 21,066
Issuance of shares upon exchange of Common Stock         --          --       3,000
Issuance of shares upon conversion of
 Preferred Stock ...............................        167         158         191
Issuance of shares to related party (Note 9) ...        100          --          --
Issuance of additional shares ..................         --           3          --
                                                   --------    --------    --------
Balance, end of year ...........................   $ 24,685    $ 24,418    $ 24,257
                                                   ========    ========    ========

COMMON STOCK
Balance, beginning of year .....................   $     --    $     --    $  3,000
Exchange for Class A Stock .....................         --          --      (3,000)
                                                   --------    --------    --------
Balance, end of year ...........................   $     --    $     --    $     --
                                                   ========    ========    ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .....................   $ 57,491    $ 57,410    $ 57,310
Conversion of Preferred Stock ..................         86          69         100
Issuance of shares to related party (Note 9) ...        250          --          --
Issuance of additional shares ..................          2          12          --
                                                   --------    --------    --------
Balance, end of year ...........................   $ 57,829    $ 57,491    $ 57,410
                                                   ========    ========    ========

RETAINED EARNINGS
Balance, beginning of year .....................   $ 88,775    $ 74,943    $ 85,559
Net income (loss) ..............................      2,175      14,183     (10,252)
Dividends:
  4% Preferred Stock - $.20 per share ..........        (34)        (36)        (38)
  6-1/2% Preferred Stock - $.325 per share .....       (301)       (315)       (326)
                                                   --------    --------    --------
Balance, end of year ...........................   $ 90,615    $ 88,775    $ 74,943
                                                   ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31,                              1998        1997        1996
------------------------------------------------------------------------------------
                                                               (Note 1)     (Note 1)
(Dollars in thousands, except share amounts
 and per share data)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year .....................   $(10,085)   $ (6,628)   $ (4,949)

Cumulative translation adjustments:
Balance, beginning of year .....................   $(10,085)   $ (6,530)   $ (4,354)
Foreign currency translation adjustment ........     (8,495)     (3,555)     (2,176)
                                                   --------    --------    --------
Balance, end of year ...........................   $(18,580)   $(10,085)   $ (6,530)
                                                   ========    ========    ========

Unrealized gain (loss) on marketable securities:
Balance, beginning of year .....................   $     --    $    (98)   $   (595)
Unrealized gain (loss), net ....................      4,958          98         (81)
Transfer to trading securities .................         --          --          67
Write-down due to permanent impairment .........         --          --         511
                                                   --------    --------    --------
Balance, end of year ...........................   $  4,958    $     --    $    (98)
                                                   --------    --------    --------

Balance, end of year ...........................   $(13,622)   $(10,085)   $ (6,628)
                                                   ========    ========    ========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31,                              1998        1997         1996
-----------------------------------------------------------------------------------
(Dollars in thousands)

Net income (loss) ..............................   $  2,175    $ 14,183    $(10,252)
                                                   --------    --------    --------

Other comprehensive (loss) income, net of tax:
 Foreign currency translation adjustments ......     (8,495)     (3,555)     (2,176)
 Unrealized gain (loss) on securities ..........      4,958          98         (81)
                                                   --------    --------    --------
 Other comprehensive (loss) income .............     (3,537)     (3,457)     (2,257)
                                                   --------    --------    --------

 Comprehensive (loss) income ...................   $ (1,362)   $ 10,726    $(12,509)
                                                   ========    ========    ========

Related tax (expense) benefit of other
  comprehensive (loss) income:
 Foreign currency translation adjustments ......   $  1,248    $    206    $    317
 Unrealized gain (loss) on securities ..........   $ (2,670)   $    (53)   $     42








The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Note 1 - Summary of Significant Accounting Policies

(a)  The Company

     As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involves transactions with Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, and companies affiliated or related thereto. At December 31, 1998, Hapoalim and its wholly-owned subsidiary, Atad Hevra Lehashkaot Limited owned 24.4% of Ampal's outstanding Class A Stock.

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

(c)  Translation of Foreign Currencies

     For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel, assets and liabilities are translated using year-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the year. Translation differences of those foreign companies' financial statements are reflected in the cumulative translation adjustment accounts which is included in accumulated other comprehensive loss.

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

(e)  Property and Equipment

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. These assets are reviewed on a

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows.

(f)  Income Taxes

     The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

     Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totalling approximately $4.9 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $1.7 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, and gains on issuances of shares by affiliates, and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(g)  Cash Equivalents

     Cash equivalents include time deposits and notes receivable with maturities at acquisition of 90 days or less.

(h)  Comprehensive income (loss):

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Other comprehensive income (loss) consists of cumulative translation adjustments and unrealized gains (losses) on marketable securities presented net of income taxes.

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

     Accordingly, the results of Pri Ha'emek, were presented as discontinued operations in the Company's 1996 consolidated financial statements.

Note 3 - Acquisitions and Dispositions

(a) On January 22, 1998 (the "Closing Date"), the Company completed its purchase of a one-third interest in the assets of the shared networks operation ("SNO") of Motorola Communications Israel, Ltd. ("Motorola Israel") for a base purchase price of approximately $110 million. The payment for the purchase price was obtained from the Company's own resources as well as from two short-term bridge loans ("Short-Term Loans"), one in the amount of $40 million from Bank Leumi USA (of which $8 million plus interest was repaid on February 2, 1998) and a second in the amount of $35 million from Bank Hapoalim B.M. ("Hapoalim"). Each loan had a term of 90 days, bore interest at a rate of LIBOR plus 1/2% and was repaid in full from the proceeds of the long-term loans described below.

     A new wireless communications service provider, MIRS Communication Company Ltd.("MIRS"), initially one-third owned by the Company and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDEN(TM) integrated wireless

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


communication technology, which is known as MIRS in Israel.

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

     On May 4, 1998, the Partnership received two long-term loans from Hapoalim and Bank Leumi Le'Israel B.M. in the amount of $36.4 million, each (see Note 6). The proceeds from the long-term loans were used to repay the Short-Term Loans.

     The Partnership owns all of the authorized preferred shares of MIRS and Motorola Israel owns all of the authorized ordinary shares. Each share issued by MIRS is entitled to one vote.

     The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends as they are declared.

     To the extent of available after-tax profits, MIRS is required to pay dividends to the Partnership equal to at least $3.8 million for fiscal year 2000 and $7.1 million for each fiscal year thereafter, so long as the financial stability of MIRS will not be impaired. MIRS shall endeavor to pay dividends in the following amounts: for fiscal year 1998, $4.95 million, for fiscal year 1999, $10.725 million and for fiscal year 2000 and thereafter, $23.43 million (inclusive of the required payments), which all holders of an interest in MIRS shall share on a pro rata basis. To the extent that any of the above dividends are not paid by MIRS, they will accumulate. No dividends will be paid by MIRS to Motorola Israel until the Partnership has received all of its accumulated dividends. Any dividends which are paid in excess of the above amounts for a given fiscal year will similarly be paid pro rata to the Partnership and Motorola Israel based on their shares in MIRS.

     Pursuant to the original purchase agreement, Motorola Israel guaranteed that the Partnership would receive from MIRS at least $3.8 million for fiscal year 2000 and $7.1 million for each fiscal year between 2001 and 2005 inclusive, subject to an obligation of the Partnership to repay such guarantee payments in amount equal to the excess of the amount actually received by the Partnership from MIRS with respect to any subsequent year over $7.5 million.

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

     On March 21, 1999, MIRS declared a dividend, the Company's share of which amounts to $.9 million (net of minority interest).

(b) In addition to the investment in MIRS, the Company made the following investments in the high-technology field in the year ended December 31, 1998, aggregating $7.3 million, notably; (1) a $2.5 million investment to acquire a 9% interest in Smartlight Ltd., a developer and marketer of innovative digital film viewers for use in the diagnosis of medical images; (2) a $2.1 million investment to acquire an additional 8.6% of XaCCT Technologies Ltd. (total equity interest - 18.4%), a developer of billing, auditing and accounting software for TCP/IP networks; (3) a $1 million investment to acquire an additional 3.8% of PowerDsine Ltd. (total equity interest - 11.9%, after dilution), a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry; (4) a $1 million investment to acquire a 1.75% equity interest in Compugen Ltd., a developer of algorithms and models for the interpretation of biological processes; (5) a $.4 million investment to acquire an additional 2% in its existing investee NetFormX Ltd. (formerly Imagenet Ltd., - total equity interest 21%), a developer of CANER(C) family of network design, analysis and simulation tools; and (6) $.3 million to maintain its equity interest in its existing investee, Qronus Interactive Israel
(1994) Ltd., a developer and marketer of software testing tools.

(c) In 1997, the Company made several new investments in the high-technology field aggregating $8.9 million, notably (1) a $1 million investment to acquire 7.3% of UNIC View Ltd., a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use, (2) a $.75 million investment for 2.2% FundTech Ltd. (decreased to 1.5% in 1998), a developer of software for worldwide banking institutions to facilitate fund transfers, (3) a $1 million investment for 3% of NKO, Inc., a developer of low-cost facsimile transmission services, (4) a $.4 million investment for approximately 9.8% of XaCCT Technologies Ltd., a developer of billing, auditing and accounting software for TCP/IP networks which allows such networks to generate reports of network transactions and services by treating them exactly like telephone calls,
(5) a $2 million investment for 12.5% of PowerDsine, Ltd., a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry, (6) a $.5 million investment for 24.99% of Ortek Ltd., a developer and manufacturer of electro-optical devices and systems for the military and civilian markets, (7) a $1.25 million investment to acquire approximately 12% of Shiron Satellite Communications (1996) Ltd., a developer of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephone, video conferencing and other applications, and (8) a $2 million investment to acquire 11% of Shellcase Ltd., an Israeli company which has developed a packaging process for computer chips.

(d) On May 8, 1997, the Company sold all of its direct holdings in Orlite Industries (1959) Ltd. ("Orlite") and a wholly-owned subsidiary which held a separate interest in

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Orlite to Investment Company of Bank Hapoalim for an aggregate sales price of $5.3 million. The Company recorded a gain on sale of $.3 million with respect to this transaction.

(e) On February 27, 1997, the Company sold its 20.7% interest in Davidson-Atai Publishers Ltd. ("Davidson Atai"), a publishing company, to principals of Davidson Atai for approximately $.1 million. The transaction yielded a nominal profit to the Company.

(f) On March 27, 1997, the Company sold its 7.9% interest in Idan Software Industries I.S.I. Ltd. ("Idan"), to Idan's principal shareholder for approximately $.9 million and recorded a gain on sale of approximately $.1 million with respect to this transaction.

(g) On January 31, 1997, the Company sold to the Government of Israel (the "Government") the portion of the building at 800 Second Avenue, New York, New York ("800 Second Avenue") which it occupies for $31 million. As a result of this transaction, the Company recorded an unrealized loss of $1.1 million ($.6 million net of taxes) in its December 31, 1996 financial statements.

(h) In 1997 and 1996, the Company received gross proceeds in the amount of $3.6 million and $2 million from the sale of 119,800 and 113,624 shares of Teledata Communications Ltd. ("Teledata") and realized gains on sale of $2.9 million and $1.5 million ($1.9 and $1 million after taxes), respectively.

(i) In June 1996, the Company made a $1.5 million indirect investment in Geotek Communications Inc., an international wireless telecommunications company. In 1997, the Company recorded a $1.2 million loss due to the impairment in value of this investment.

(j) In September 1995, the Company invested $1.3 million to acquire a 21.9% equity interest and three-year options to acquire an additional 4.4% equity in U.D.S. - Ultimate Distribution Systems Ltd. ("U.D.S."), an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry. In 1997, the Company recorded a $1 million loss from impairment of value of this investment and U.D.S. will no longer be accounted for as an affiliate of the Company under the equity method of accounting.

Note 4 - Deposits, Notes and Loans Receivable

     Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 7 years and notes and loans receivable have maturities of up to 10 years. At December 31, 1998 and 1997, deposits, notes and loans receivable from related parties were $26.5 million and $36.7 million, respectively.

Note 5 - Investments in Marketable Securities

     The Company classifies investments in marketable securities as trading securities and available-for-sale securities and periodically re-evaluates such classifications.

(a)  Trading Securities

     The cost and market values of trading securities at December 31, 1998 and 1997 are as follows:

                                                         Unrealized      Market
December 31, 1998                            Cost      Gains/(Losses)     Value
                                            ------------------------------------
Bonds ...............................       $   333       $  (143)       $   190
Equity Securities ...................        29,543        (3,446)        26,097
                                            -------       -------        -------

Total Trading Securities ............       $29,876       $(3,589)       $26,287
                                            =======       =======        =======

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


                                                         Unrealized      Market
December 31, 1997                            Cost      Gains/(Losses)     Value
-----------------                           ------------------------------------
Bonds ...............................       $   479       $  (122)       $   357
Equity Securities ...................         5,433         1,663          7,096
                                            -------       -------        -------

Total Trading Securities ............       $ 5,912       $ 1,541        $ 7,453
                                            =======       =======        =======

     In the years ended December 31, 1998, 1997 and 1996, the Company recorded $(1.4) million, $.9 million, and $(.1) million of unrealized gains (losses), respectively, on trading securities in the statement of income.

     During 1998, 1997 and 1996, the Company invested approximately $30.8 million, $9.1 million, and $2.4 million, respectively, in marketable securities, which are classified as trading securities.

(b)  Available-For-Sale Securities

     At December 31, 1998, the aggregate fair value of available-for-sale securities was $3.3 million (cost - $.6 million). In 1997, the Company did not have any available-for-sale securities.

     In the year ended December 31, 1996, the Company recorded an unrealized loss on available-for-sale securities in the statement of income of $.5 million, as a result of the permanent impairment in value.

Note 6 - Notes and Loans Payable

     Notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2008.

     At December 31, 1998 and 1997, notes and loans payable include a $15 million note payable to Hapoalim, borrowed in connection with the purchase of the building located at 800 Second Avenue, New York, New York. The loan is due on May 28, 1999 and bears interest at the rate of LIBOR plus .75%, or 5.97% at December 31, 1998 (at December 31, 1997 the rate was LIBOR plus .5%, or 6.44%).

     On May 4, 1998, the Company received two long-term loans from Hapoalim and Bank Leumi Le' Israel B.M. in the amount of $36.4 million each, in connection with the purchase of the preferred shares of MIRS (see Note 3(a)). Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus .8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008.

     The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 6.58% on $20.6 million and 6.59% on $2.5 million in 1998 and 1997, respectively.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Note 7 - Debentures

Debentures outstanding at December 31 consist of:

                                                               1998       1997
                                                              ------------------
Ampal:
Fifteen Year 11% Discount Debenture, maturing 2003
(in 1997, various series with interest rates ranging
from 10%-12%, maturing 1999-2003) ........................    $18,075    $20,306



Ampal Development (Israel) Ltd.:
 Various series with interest rates ranging from
 6.2%-7.5%, linked to the Consumer Price Index in
 Israel, maturing 1999-2005, secured by assets of
 $22 million .............................................     21,208     29,211
                                                              -------    -------
                                                               39,283     49,517

Less: Unamortized discounts ..............................      6,466      7,671
                                                              -------    -------
Total ....................................................    $32,817    $41,846
                                                              =======    =======


     Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

1999.............................                            $16,437*
2000.............................                              6,203
2001.............................                              1,852
2002.............................                              1,851
2003.............................                              1,851
Thereafter.......................                              3,792

* If no debentures are presented for early redemption, scheduled maturities will amount to $5,569.

Note 8 - Shareholders' Equity

     Capital Stock

     The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 1998, a total of 8,710,277 shares of Class A Stock is reserved for issuance upon the conversion of the Preferred Stock and the exercise of 4.5 million warrants, 473,250 options and 100,000 rights. The warrants expired on January 31, 1999.

     The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

          (i)  up to 4% on Class A Stock, then

          (ii) on 4% Preferred Stock and Class A Stock ratably.

     Preferred shares are non-voting unless dividends are in arrears for three successive years. At December 31, 1998, there are no dividend arrearages.

Retained Earnings

     At December 31, 1998, retained earnings include $43 million for affiliates accounted for by the equity method, of which $11.2 million and an additional $37.3 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

Note 9 - Stock Options

     In September 1994, the Company's shareholders approved a Stock Option Plan (the "1994 Plan") permitting the granting of options to purchase up to an aggregate of 200,000 shares of Class A Stock to employees, officers and directors of the Company and certain subsidiaries of the Company. The options granted under the 1994 Plan may be either incentive stock options, at an exercise price of not less than (i) the fair market value of the underlying shares on the date of grant, or (ii) 110% of the fair market value on the date of grant if the grantee owns stock representing more than 10% of the voting

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


power of Ampal's capital stock or value of all classes of stock of Ampal, or non-incentive stock options, at an exercise price that is fixed by the Board of Directors (the "Board") or the Stock Option Committee (the "Committee") at the time the options are granted. The options are exercisable at the discretion of the Board or the Committee, with a non-exercisable period of at least two years from the date of grant for all options granted except those granted to non-employee directors, which may be exercised immediately upon grant. The terms of options granted under the 1994 Plan may not exceed five years. As of December 31, 1998, there were 35,750 options outstanding under the 1994 Plan, presently exercisable at $10.91 per share.

     In March 1998, the Board approved a Long-Term Incentive Plan (the "1998 Plan") permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The options granted may be either incentive stock options, at an exercise price to be determined by the Committee but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, "restricted stock," "dividend equivalent awards," which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and "stock appreciation rights," which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The 1998 Plan remains in effect for a period of ten years.

     Also in March 1998, the Company entered into a Stock Option and Stock Purchase Agreement ("the Agreement") with the Company's Chief Executive Officer. Pursuant to the Agreement, the Chief Executive Officer was granted options to purchase up to 1,000,000 shares of the Company's Class A Stock. The Company also granted, based on certain terms and conditions, the rights to purchase ("Share Purchase Rights"), at a discount, up to 200,000 shares of the Company's Class A Stock.

     The Company accounts for all plans under APB Opinion No. 25, under which compensation cost has been recognized for the year-ended December 31, 1998 for the 20% discount in connection with the Share Purchase Rights. Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

(In thousands, except per share data)                                   Year Ended December 31,
                                                                 ---------------------------------------
                                                                 1998             1997             1996
                                                                 ----             ----              ----
Net income (loss):  As reported..............                   $2,175          $ 14,183         $(10,252)
                    Pro forma................                    1,201               --                --

Basic EPS:          As reported..............                    $.08              $.58             $(.45)
                    Pro forma................                     .04                --                --

Diluted EPS:        As reported..............                    $.07              $.50             $(.45)
                    Pro forma................                     .03                --                --

     Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for the options: (1) expected life of options of 7.95 years; (2) dividend yield of 0%; (3) expected volatility of 40%; and (4) risk-free interest rate 5.72%.

     Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Transactions under both Stock Option Plans and Agreement during 1998 were as follows:

(In thousands, except per share data)
                                                    Year Ended December 31, 1998
                                           --------------------------------------------
                                                        Weighted               Weighted
                                            Share        Average                Average
                                           Purchase     Exercise               Exercise
                                            Rights        Price    Options       Price
                                           --------------------------------------------
Outstanding at beginning of year ........       --          --         109      $10.91
Granted .................................      200          (1)      1,000      $ 8.75
Exercised ...............................     (100)     $ 2.80          --          --
Terminated ..............................       --          --         (73)     $10.91
                                            ------                   ------
Outstanding at end of year ..............      100          (1)      1,036      $ 8.82
                                            ======                   ======

Exercisable at end of year ..............       --          --         473
                                                                    ======
Weighted average fair value of
 options granted ........................                                       $ 2.23
                                                                                ======

(1) Pursuant to the Stock Option and Purchase Agreement, exercise price to be determined based on 80% of the market price of the shares purchased on the date of exercise.

     The 1,036,000 options outstanding as of December 31, 1998 have exercise prices between $6.75 and $10.91 with a weighted average exercise price of $8.82 and a weighted average remaining contractual life of 7.2 years. Of these 1,036,000 options, 473,000 are exercisable; their weighted average exercise price is $8.91.

Note 10 - Earnings Per Class A Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per Class A share ("basic EPS") were computed by dividing net earnings by the weighted average number of Class A shares outstanding and excluded any potential dilution. Net earnings per Class A share amounts, assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the conversion of the 4% and 6-1/2% Preferred Stocks into Class A Stock (in 1996 these securities were excluded as they were antidilutive). SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

     A reconciliation between the basic and diluted EPS computations for net earnings is as follows:


(In thousands, except per share data)

                                                      Year Ended December 31, 1998
                                                     -------------------------------
                                                                           Per Share
                                                      Income      Shares    Amounts
                                                     -------------------------------
Basic EPS:
 Net income attributable to Class A Stock .......    $1,840(1)    23,911      $.08
                                                     ======                   ====

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
Stocks ..........................................                  3,713
                                                                  ------

Diluted EPS:
 Net income attributable to Class A Stock .......    $1,841(2)    27,624      $.07
                                                     ======       ======      ====

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


                                                     Year Ended December 31, 1997
                                                   ---------------------------------
                                                                           Per Share
                                                    Income        Shares    Amounts
                                                   ---------------------------------
Basic EPS:
 Net income attributable to Class A Stock .....    $13,832(1)     23,742    $   .58
                                                   =======                  =======

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
Stocks ........................................                    3,873
                                                                 -------

Diluted EPS:
 Net income attributable to Class A Stock .....    $13,925(2)     27,615    $   .50
                                                   =======       =======    =======
                                                      Year Ended December 31, 1996
                                                   ---------------------------------
                                                                           Per Share
                                                    Income        Shares    Amounts
                                                   ---------------------------------
Basic and Diluted EPS:
Loss from continuing operations ...............    $(7,724)(1)    23,549(3) $  (.33)
Loss from discontinued operations .............     (2,892)                    (.12)
                                                   --------                 -------
Net income attributable to Class A Stock ......    $(10,616)                $  (.45)
                                                   ========                 =======

(1) After deduction of Preferred Stock dividends of $335, $351 and $364, respectively.

(2) Includes decrease in net income of $334 and $258, respectively, due to dilution in equity in earnings of affiliate.

(3) Includes 2,769 shares of Common Stock.

Note 11 - Income Taxes

The components of current and deferred
income tax expense (benefit) are:                    1998       1997        1996
                                                  ------------------------------
Current:
 State and local ..............................   $    66    $    66    $    65
 Federal ......................................       280      2,945        912
 Foreign ......................................     1,136      2,859        999
Deferred:
 State and local ..............................      (132)       (95)      (214)
 Federal ......................................    (3,137)       716        (60)
 Foreign ......................................    (1,734)    (1,180)       197
                                                  -------    -------    -------
    Total .....................................   $(3,521)   $ 5,311    $ 1,899
                                                  =======    =======    =======

The components of deferred income tax expense
(benefit) are:

Equity in earnings of affiliates ..............    (3,477)    1,218       404
Net operating loss carryforwards ..............      (985)      (204)      (577)
Unrealized  (losses) gains ....................    (1,230)      (516)       336
Restructuring charge ..........................       245       (455)        --
Other .........................................       444       (602)      (240)
                                                  -------    -------    -------
   Total ......................................   $(5,003)   $  (559)   $   (77)
                                                  =======    =======    =======

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

                                                      1998        1997         1996
                                                  ---------------------------------
The domestic and foreign components of (loss)
income from continuing operations before income
taxes are:

Domestic ......................................   $ (5,806)   $   (363)   $ (1,894)
Foreign .......................................      4,460      19,857      (3,567)
                                                  --------    --------    --------
   Total ......................................   $ (1,346)   $ 19,494    $ (5,461)
                                                  ========    ========    ========

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax at 35%, 35% and 34% ........   $   (471)   $  6,823    $ (1,857)
Taxes on foreign income (below) in excess of
  U.S. rate, net of tax credits ...............     (2,856)     (1,366)      4,040
Other .........................................       (194)       (146)       (284)
                                                  --------    --------    --------
Total effective tax: 262%, 27% and (35%) ......   $ (3,521)   $  5,311    $  1,899
                                                  ========    ========    ========

Other assets include approximately $5.1 million ($3.6 million in 1997) of deferred tax assets which primarily represent the tax benefit of the temporary differences between the carrying values of the assets in the financial statements and their income tax bases. Accounts and income taxes payable and accrued expenses include approximately $20.9 million ($22.7 million in 1997) of deferred tax liability which primarily consists of tax liability provided on undistributed earnings of affiliates of approximately $20.2 million ($23.3 million in 1997).

Note 12 - Investments in Affiliates and Others

The companies accounted for by the equity method and the Company's share of equity in those investees are:

                                                           1998      1997    1996
                                                          -----------------------
Am-Hal Ltd. ............................................     50%     50%     50%
Bay Heart Limited (a) ..................................     37      37      37
Carmel Containers Systems Limited ......................     20.7    20.7    20.7
Coral World International Limited (b)...................     50      50      50
Epsilon Investment House Ltd. ..........................     20      20      20
Hod Hasharon Sport Center (1992) Limited
 Partnership ...........................................     50      50      50
Granite Hacarmel Investments Limited ("Granite") .......     19.1    21.5    21.5
M.D.F. Industries Ltd.(c) ..............................     --      --      --
Moriah Hotels Ltd. .....................................     46      46      46
Ophir Holdings Ltd.(d) .................................     42.5    42.5    42.5
Orlite Industries (1959) Ltd. ("Orlite")
 (See Note 3(d)) .......................................     --      --      25.3
Ortek Limited (24.99% is also owned by a related
 party)(e) .............................................     --      24.99   --
Renaissance Investment Company Ltd. ....................     20      20      20
Trinet Investment in High-Tech Ltd. ....................     37.5    37.5    37.5
Trinet Venture Capital Ltd.(f) .........................     50      50      50
U.D.S. - Ultimate Distribution Systems Ltd.
 (See Note 3(j)) .......................................     --      --      21.9

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Combined summarized financial information for the above companies is as follows:

                                                    1998       1997       1996
                                                  ------------------------------
Revenues ......................................   $672,816   $776,034   $788,169
Gross profit ..................................    184,483    204,992    184,533
  Net income ..................................     31,587     53,083     36,346

Property and equipment ........................   $348,226   $332,514   $356,901
Other assets ..................................    508,501    500,670    503,255
                                                  --------   --------   --------
  Total assets ................................   $856,727   $833,184   $860,156
                                                  ========   ========   ========

Total liabilities, including bank borrowings ..   $602,807   $516,627   $546,457
                                                  ========   ========   ========

(a) At December 31, 1998 and 1997, the Company had a note receivable from Bay Heart Limited in the amount of $.4 million and $1 million, respectively, and recorded interest income in the amount of $44 and $339, respectively, for the above years.

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

     At December 31, 1998 and 1997, the Company had a note receivable from CWI in the amount of $.1 million and $.3 million and recorded interest income in the amount of $31 and $49, respectively, for the above years.

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

(e) At December 31, 1998, the Company recorded a loss from impairment of its investment in Ortek Limited ("Ortek") in the amount of $.3 million ($.2 million net of taxes). The Company no longer accounts for Ortek under the equity method of accounting. However, the Company continues to be contingently liable for $.6 million of guarantees given by the Company to Ortek.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


(f) At December 31, 1998 and 1997, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $2.5 million and $3.6 million, respectively.

     The carrying value of the Company's investments in shares of its publicly traded affiliates and others (including investments held through Ophir Holdings Ltd.) at December 31, 1998, amounted to $38.1 million and had a market value of $51.2 million, based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ National Market and the Tel Aviv Stock Exchange. There is no assurance that any of these investments could be realized at the quoted market price.

Note 13 - Segment Information

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," at December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

YEAR ENDED DECEMBER 31,                 1998            1997             1996
--------------------------------------------------------------------------------
Revenues:
Finance ........................   $   7,341       $  16,738       $  15,154
Real estate rental .............       7,375           8,080          11,405
Mattress manufacturing .........       6,758          12,129          10,892
Leisure-time ...................       1,652           1,667           1,671
Intercompany adjustments .......        (503)         (1,204)         (1,095)
                                   ---------       ---------       ---------
     Total .....................   $  22,623       $  37,410       $  38,027
                                   =========       =========       =========

Equity in Earnings (Losses) of
  Affiliates:
Finance ........................   $     186(b)    $  15,228(b)    $   2,278(b)
Real estate rental .............         510(b)         (882)(b)      (3,362)(b)
Mattress manufacturing .........          --              --              --
Leisure-time ...................         775(a)          472(a)       (2,336)(a)
                                   ---------       ---------       ---------
     Total .....................   $   1,471       $  14,818       $  (3,420)
                                   =========       =========       =========

Interest Income:
Finance ........................   $   5,768       $  10,183       $  12,948
Real estate rental .............          61             908              36
Mattress manufacturing .........          --              --              --
Leisure-time ...................          --              --              --
Intercompany adjustments .......        (503)         (1,360)         (1,110)
                                   ---------       ---------       ---------
     Total .....................   $   5,326       $   9,731       $  11,874
                                   =========       =========       =========

Interest Expense:
Finance ........................   $  10,500       $   7,314       $  10,980
Real estate rental .............       1,483           2,375           3,110
Mattress manufacturing .........         314             453             346
Leisure-time ...................         523             481             755
Intercompany adjustments .......        (503)         (1,360)         (1,110)
                                   ---------       ---------       ---------
     Total .....................   $  12,317       $   9,263       $  14,081
                                   =========       =========       =========

Pretax Operating (Loss) Income:
Finance ........................   $  (9,991)      $  (1,199)      $ (12,076)
Real estate rental .............       2,341           2,433           1,855(c)
Mattress manufacturing .........      (2,015)           (264)         (1,516)
Leisure-time ...................        (354)           (400)           (608)
                                   ---------       ---------       ---------
     Total .....................   $ (10,019)      $     570       $ (12,345)
                                   =========       =========       =========

\

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Income Tax (Benefit) Expense:
Finance ........................   $  (2,904)      $   5,542       $   2,448
Real estate rental .............        (319)           (229)           (524)
Mattress manufacturing .........          --              --             (25)
Leisure-time ...................        (298)             (2)             --
                                   ---------       ---------       ---------
     Total .....................   $  (3,521)      $   5,311       $   1,899
                                   =========       =========       =========

Total Assets:
Finance ........................   $ 292,333       $ 227,356       $ 230,318
Real estate rental .............      35,013          48,869          62,745
Mattress manufacturing .........       4,769           8,809           8,520
Leisure-time ...................       2,614           2,831           3,262
Intercompany adjustments .......      (5,483)        (25,591)        (21,294)
                                   ---------       ---------       ---------
     Total .....................   $ 329,246       $ 262,274       $ 283,551
                                   =========       =========       =========

Investments in Affiliates:
Finance ........................   $      --       $      --       $      --
Real estate rental .............      15,697(b)       13,724(b)        8,902(b)
Mattress manufacturing .........          --              --              --
Leisure-time ...................      33,943(a)       34,638(a)       34,489(a)
                                   ---------       ---------       ---------
     Total .....................   $  49,640       $  48,362       $  43,391
                                   =========       =========       =========

Capital Expenditures:
Finance ........................   $      19       $     190       $      48
Real estate rental .............       2,895           1,035           2,475
Mattress manufacturing .........         276             893             262
Leisure-time ...................          38              98              70
                                   ---------       ---------       ---------
     Total .....................   $   3,228       $   2,216       $   2,855
                                   =========       =========       =========

Depreciation and Amortization:
Finance ........................   $   1,346       $   1,675       $   3,476
Real estate rental .............         848             756           1,291
Mattress manufacturing .........         332             620             581
Leisure-time ...................         215             262             277
                                   ---------       ---------       ---------
     Total .....................   $   2,741       $   3,313       $   5,625
                                   =========       =========       =========

     Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests. Total assets exclude assets from discontinued operations.

     (a) Operations in Australia, Bahamas (1997 and 1996, only), Israel, U.S. Virgin Islands (1997 and 1996, only) and the United States (see Note 11).

     (b) Operations in Israel.

     (c) Includes loss and gain on sale of real estate rental property (see Note
3).

     The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The mattress manufacturing segment consists of Paradise Industries, Ltd., which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel, whose customer base consists of independent stores as well as hotel chains. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the Company's 51%-owned subsidiary located in Israel).

Note 14 - Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


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

(d)  Commitments

     Due to the relatively short term of commitments discussed in Note 15, their contract value is considered to be their fair value.

(e)  Deposits, Notes and Loans Payable and Debentures

     The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

                                            1998                    1997
                                    ---------------------   --------------------
                                    Carrying     Fair       Carrying      Fair
                                     Amount      Value       Amount       Value
                                    --------    --------    --------    --------
Financial assets:

Cash and cash equivalents ......    $ 12,047    $ 12,047    $ 45,457    $ 45,457
Deposits, notes and loans
 receivable ....................      27,816      26,535      46,176      44,480
Investments ....................      29,553      29,553       7,453       7,453
                                    --------    --------    --------    --------
                                    $ 69,416    $ 68,135    $ 99,086    $ 97,390
                                    ========    ========    ========    ========

Financial liabilities:

Notes and loans payable ........    $ 98,193    $102,141    $ 23,207    $ 22,317
Debentures outstanding .........      32,817      33,556      41,846      43,157
                                    --------    --------    --------    --------
                                    $131,010    $135,697    $ 65,053    $ 65,474
                                    ========    ========    ========    ========

Note 15- Commitments and Contingencies

(a) The combined minimum annual lease payments on Paradise, Ampal's corporate offices, and Country Club Kfar Saba, without giving effect to future escalations, are $.8 million for the years 1999-2003, and $8 million in the aggregate, thereafter, totalling $12 million. The leases expire in 2006, 2009 and 2038, respectively.

(b) For the years 1999 through 2003, the combined minimum lease receipts to be received by the Company from rental properties are approximately $5.6 million in 1999 ($2.4 million from related parties); $5.2 million in 2000 ($2 million from related parties); $3.3 million in 2001 ($.3 million from related parties); $3.2 million in 2002 ($.1 million from related parties); $3 million in 2003 (all from non-related parties); and $16.3 million in the aggregate, thereafter (all from non-related parties), totalling $36.7 million ($4.8 million from related parties).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totalling $12.2 million (includes $5 million of guarantees with respect to M.D.F.).

     The Company's commitments to its investees amounted to $13 million.

(d) Sonol, a subsidiary of the Company's investee, Granite, and "Delek" the Israel Fuel Corporation Ltd. ("Delek") jointly own the rights to the "Dalkan 2000," a computerized system for marketing fuel products (primarily to automobile fleets). On January 26, 1997, the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the "Dalkan 2000" system by Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, both Sonol and Delek agreed to divide the "Dalkan 2000" system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preference, to enter into an agreement with either of the companies. The separation agreement was implemented during 1998.

     A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators has passed its first reading in the Knesset, the Israeli parliament. The Economics Committee of the current Knesset has decided that the rule of "Continuity" will be in effect regarding this proposal and to initially require the legislation of rules regarding future commitments of the fuel companies with filling station owners and only, thereafter, to deal with the issue of exclusive agreements entered into in the past. Subsequently, the Law of the Fuel Economy (Promotion of Competition Correction) 1998, was enacted in July, 1998. The Law deals with future commitments by the fuel companies and empowers the Minister of National Infrastructures to determine rules after consulting with the Controller of Restrictive Trade Agreements and after having received approval by the Economics Committee of the Knesset, regarding automatic filling systems (Dalkanim and Pazomatim) and their operation. These rules will apply to all the fuel companies.

     A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the President of the Supreme Court and law faculties for their initial comments.

     As part of the Ministry of Energy's policy to separate the holding of Emergency Inventories of crude oil and product inventories from the companies' operating inventories, the Fuel Authority has designated several tanks at various storage locations for the holding of Emergency Inventories, effective as of July 1, 1998. Furthermore, a tender offer has been published to determine the party which will hold the Emergency Inventories, which have to date been held by the major fuel marketing companies. The final date for the tender has been postponed.

     At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Granite in particular.

(e) On July 27, 1998, a Tel Aviv District Court judge ruled in favor of Yakhin Hakal Ltd., the manager and co-owner of Ampal's 50%-owned affiliates, Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim"). The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $.8 million and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

     Etz Vanir and Yakhin Mataim cultivate in the aggregate approximately 1,200 acres of citrus groves.

     Etz Vanir and Yakhin Mataim have not reported their financial results to Ampal since 1990 and, therefore, their financial results have not been included in Ampal's financial statements. The carrying value of Ampal's investment in Etz Vanir and Yakhin Mataim, as of December 31, 1998, is approximately $.8 million.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


     At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeal issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is not expected that a final judgment will be rendered before the end of 1999.

     (f) Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company. In the opinion of the companies' managements, based on the opinions of legal counsel, the provisions made are sufficient.

Note 16 - Restructuring Charge

     During 1997, in connection with management's plan to reorganize operations and reduce costs, the Company recorded a restructuring charge of $1.3 million ($.7 million was recorded in the quarter ended December 31, 1997). This restructuring resulted in the elimination of certain corporate positions and was completed in 1998, and primarily related to severance and other employee-related costs. At December 31, 1998, $.6 million of the restructuring charge remained unutilized and was transferred to severance and other employee-related liability.

Note 17 - Subsequent Events

     On January 25, 1999, the Company accepted a tender from Koor Tourism Enterprises (which tendered, jointly with the Sheraton International chain) for the acquisition of the Radison Moriah Hotels chain ("Moriah"), the Company's 46%-owned affiliate, for $37.5 million. This transaction was approved by Israel's Anti-Trust Commissioner. If the aforementioned transaction is consummated, the Company will record a gain on sale in the amount of approximately $12.4 million ($8 million, net of income taxes). In the event that Moriah distributes dividends prior to the completion of the sale, the sales price will be adjusted by the amount of the dividends received.

     Hapoalim approached Ampal to commence negotiations regarding the potential purchase by Ampal and its subsidiaries of Hapoalim's entire holdings in Ampal. In connection with the proposed transaction, Ampal's Related Party Transactions Committee approved on March 22, 1999 to continue the negotiations with Hapoalim to acquire the entire Hapoalim holdings in Ampal in exchange for consideration consisting of cash and certain real estate properties currently leased to Hapoalim.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

                                                        First          Second             Third           Fourth
                                                       Quarter        Quarter            Quarter          Quarter            Total
                                                     -------------------------------------------------------------------------------
                                                                       (Dollars in thousands, except per share data)
Year Ended December 31, 1998
Revenues .....................................       $  9,833        $  7,232           $  4,792        $  8,094           $ 29,951
Net interest (expense) .......................         (1,246)         (1,448)            (1,672)         (2,625)            (6,991)
Manufacturing operations .....................            (86)           (856)              (410)           (372)            (1,724)
Net income (loss) ............................          2,006            (919)            (1,902)          2,990              2,175
Basic EPS:
 Earnings (loss) per Class A share ...........            .08            (.03)              (.08)            .11(2)             .08
Diluted EPS:
 Earnings (loss) per Class A share ...........            .07            (.04)              (.07)            .11                .07




Year Ended December 31, 1997
Revenues .....................................       $ 12,470        $ 18,347(1)        $ 15,896        $  9,401           $ 56,114
Net interest income (expense) ................            215             281                (13)            (15)               468
Manufacturing operations .....................             (9)           (440)              (330)            337               (442)
Net income ...................................          2,521           4,769              4,608           2,285             14,183
Basic EPS:
 Earnings per Class A share ..................            .11             .20                .19             .08(2)             .58
Diluted EPS:
 Earnings per Class A share ..................            .09             .17                .16             .08                .50

(1)  Restated to reclassify the loss from impairment of investment.

(2) After deduction of preferred stock dividends of $335 and $351, respectively.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

     The following table sets forth certain information regarding Ampal's directors and executive officers:

Name                                                               Position
----                                                               --------
Daniel Steinmetz(1)..............................................  Chairman of the Board of Directors and Director
Raz Steinmetz(1).................................................  Chairman of the Executive Committee and Director
Yehoshua Gleitman(1).............................................  Chief Executive Officer
Shlomo Meichor*..................................................  Vice President-Finance and Treasurer
Alla Kanter......................................................  Vice President-Accounting and Controller
Eli S. Goldberg..................................................  Vice President-Legal and Secretary
Michael Arnon(2)(3)(4)...........................................  Director
Benzion Benbassat................................................  Director
Yaacov Elinav(1).................................................  Director
Kenneth L. Henderson(2)(3)(4)(5).................................  Director
Hillel Peled(2)(3)(4).............................................  Director
Shimon Ravid.....................................................  Director

-----------
* Mr. Meichor assumed the positions of Vice President-Finance and Treasurer of Ampal effective April 1, 1998.

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

(2) Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors' fees and related matters. Mr. Arnon is the Chairman of the Audit Committee.

(3) Member of the Related Party Transactions Committee of the Board which reviews and passes upon the fairness of business transactions between Ampal and related parties. Mr. Peled is the Chairman of the Related Party Transactions Committee.

(4) Member of the Stock Option Committee of the Board which administers Ampal's 1993 Stock Option Plan and other grants of options. For a description of Ampal's 1993 Stock Option Plan, see "Executive Compensation - Stock Option Plan." Mr. Henderson is the Chairman of the Stock Option Committee.

(5) Mr. Henderson was a member of the Board and the indicated Committees from January 1, 1998 until he resigned from the Board in May, 1998. He was reappointed to the Board (and the indicated Committees) on December 9, 1998.

     In 1998, the Board of Directors met four times and did not act by written consent; the Executive Committee met twice and acted by written consent three times; the Audit Committee met twice and did not act by written consent; the Related Party Transactions Committee met twice and acted by written consent once; and the Stock Option Committee met twice and did not act by written consent. Ampal does not have a nominating committee or compensation committee. All directors attended more than 75% of the aggregate of (1) the total number of Board of Directors meetings held during the period in 1998 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 1998 (during the period of such service).

     The following sets forth the ages of all of the above-mentioned directors and officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

     Daniel Steinmetz, 61, has managed family diamond trading businesses in Israel for more than the past five years. Mr. Steinmetz is the father of Raz Steinmetz.

     Raz Steinmetz, 35, has managed various investments for his family, including real estate, financial investments and others, since September 1994. From September 1993 through September 1994, he worked as a trainee at Republic National Bank of New York. From September 1991 through July 1993, he attended the University of Pennsylvania, Wharton Business School, where he received a Masters Degree in Business Administration. He became a director of Ampal in June 1996 and Chairman of the Executive Committee in December 1996. Mr. Steinmetz is the son of Daniel Steinmetz.

     Yehoshua Gleitman, 49, has been Chief Executive Officer of Ampal since May 1997 and Managing Director of Ampal (Israel), head of Ampal's Israeli operations, since April 1, 1997. From August 1996 until February 1997, he was a Director General of the Israeli Ministry of Industry and Trade. He was the Chief Scientist at the Ministry of Industry and Trade from January 1993 until February 1997. Prior to his tenure with the Ministry of Industry and Trade, Mr. Gleitman was Director General of AIMS Limited, a trading company.

     Shlomo Meichor, 41, assumed the duties of Vice President-Finance and Treasurer of Ampal on April 1, 1998. For more than the past five years, Mr. Meichor was the Finance and Operations Manager of Digital Semi-Conductors Israel, a semi-conductor subsidiary of Digital Equipment Corporation.

     Alla Kanter, 41, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

     Eli S. Goldberg, 44, has been Vice President-Legal and Secretary of Ampal since November 1998. From September 1996 until November 1998, he was an associate at Lowenstein, Sandler P.C. From November 1990 until July 1996, he was employed as Special Assistant to the General Counsel of the Market Transition Facility of New Jersey.

     Michael Arnon, 74, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

     Benzion Benbassat, 61, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company, controlled by Daniel Steinmetz and Raz Steinmetz, directors of Ampal and the controlling persons of Ampal's principal shareholder for more than the past five years.

     Yaacov Elinav, 54, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in 1992.

     Kenneth L. Henderson, 44, is an attorney and has been a partner at Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson") since 1987. Robinson provided legal services to Ampal during 1997.

     Hillel Peled, 51, has been President of Inveco International, Inc., a private investment company, since January 1990. From January 1982 to June 1986, he served as Vice President-Finance and Treasurer of Ampal. He became a director of Ampal in June 1996.

     Shimon Ravid, 62, has been a Joint Managing Director of Hapoalim since February 1994. From October 1989 until February 1994, he was a Senior Deputy Managing Director of Hapoalim. He became a director of Ampal in 1990.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Ampal believes that during 1998 Ampal's officers, directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1998, 1997, and 1996.

                                                            Annual Compensation
                                           -----------------------------------------------------
           Name and Principal                                                       Other Annual          All Other
                Position                   Year         Salary        Bonus         Compensation         Compensation
                --------                   ----         ------        -----         ------------         ------------
Yehoshua Gleitman(1)                       1998         $247,060                        $23,118(2)         $65,552(3)
 (Chief Executive Officer)                 1997          179,756                         23,843(2)          37,444(4)


Raz Steinmetz(5)                           1998          144,002                          7,417(2)          33,559(6)
 (Chairman of the Executive Committee)     1997          100,342                          5,599(2)          21,219(7)


Shlomo Meichor(8)                          1998          122,795                          9,735(2)           31,869(9)
 (Vice President-Finance
  and Treasurer)


Alla Kanter(10)                            1998          107,310        9,000                               14,362(11)
 (Vice President-Accounting                1997           82,525                                             9,229(12)
 and Controller)                           1996           82,400                                             9,366(13)


Lawrence Lefkowitz(14)                     1998          159,732                          6,739(2)         442,743(15)
 (President)                               1997          221,324                          8,720(2)          33,203(16)
                                           1996          220,851       16,335             8,123(2)          28,800(17)


Miri Lent Sharir(18)                       1998          159,578                          4,695(2)         247,869(19)
 (Assistant Vice President-Israel          1997          132,418       29,880                               29,842(20)
  Operations)                              1996          120,272                                            27,363(21)


-----------
(1) Dr. Gleitman was appointed Chief Executive Officer of Ampal on May 28, 1997. Effective April 1, 1997, he was named Managing Director of Ampal (Israel). Dr. Gleitman is employed by Ampal pursuant to an employment agreement dated May 28, 1997. His salary is $247,060 (payable in Shekels) per annum, (plus benefits and the use of a company car), adjusted annually in accordance with changes in the United States consumer price index. Dr. Gleitman is paid by Ampal (Israel). Either party may terminate this agreement upon three months written notice for each year of Dr. Gleitman's employment up to a maximum of nine months. On November 18, 1998, Dr. Gleitman exercised his rights to purchase 100,000 of Ampal's Class A shares at 80% of its value based on the 30 day average sales price on that date. In connection with this purchase, on December 28, 1998, Dr. Gleitman received a loan from the Company in the amount of $210,000, at a variable interest rate equal to LIBOR (5.25% as of December 31, 1998); interest payable quarterly. The loan matures prior to the year 2001. Additionally, Dr. Gleitman has obtained two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus .8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus .5% and is with recourse to Dr. Gleitman.

(2)  Consists of amounts reimbursed for the payment of taxes.

(3) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $39,070, (ii) Ampal (Israel)'s education fund of $18,511 and (iii) use of a car of $7,971.

(4) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $23,962 and (ii) Ampal (Israel)'s education fund of $13,482.

(5) Mr. Steinmetz is employed by Ampal Industries (Israel) Limited, an indirect wholly-owned subsidiary of Ampal, on a part-time basis pursuant to an employment agreement effective as of January 1, 1997. Mr. Steinmetz is entitled to receive a salary of $175,000 (payable in Shekels) per annum (plus benefits), the total for 1998 was $144,000. His agreement can be terminated by either party upon thirty days notice.

(6) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $22,778 and (ii) Ampal (Israel)'s education fund of $10,781.

(7) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $13,579 and (ii) Ampal (Israel)'s education fund of $7,640.

(8) Mr. Shlomo Meichor has been employed by Ampal since March 1, 1998 and was appointed Vice President-Finance and Treasurer of Ampal, effective April 1, 1998. Pursuant to an employment agreement, dated March 5, 1998, Mr. Meichor receives a base salary of $144,000 per annum, adjusted annually in accordance with the United States consumer price index (payable in Shekels) plus benefits and use of a car. His agreement can be terminated upon two months' notice and after the two months' notice period expires Mr. Meichor is entitled to receive his salary for an additional four months.

(9) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $19,323, (ii) Ampal (Israel)'s education fund of $9,155 and (iii) use of a car of $3,391.

(10) Ms. Kanter has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

(11) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $10,873; and (ii) Ampal's Savings Plan of $3,489.

(12) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $6,753; and (ii) Ampal's Savings Plan of $2,476.

(13) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $6,893; and (ii) Ampal's Savings Plan of $2,473.

(14) Mr. Lefkowitz resigned as President and Director of Ampal on March 26, 1998 but continued as an employee of Ampal until September 1998.

(15) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $19,788; (ii) accrued vacation benefit of $58,605; (iii) use of a car of $8,819 and a severance payment of $355,531. See "Other Benefits" below for a description of such plans.

(16) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $16,592; (ii) Ampal's Supplementary Executive Retirement Plan of $12,111 and (iii) Ampal's Savings Plan of $4,500.

(17) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $15,476; (ii) Ampal's Supplementary Executive Retirement Plan of $8,899 and
     (iii) Ampal's Savings Plan of $4,425.

(18) Ms. Sharir resigned as Vice President-Israel Operations on August 6, 1998.

(19) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of

     $12,942, (ii) Ampal (Israel)'s education fund of $6,143 and a severance payment of $228,784.

(20) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $20,899 and (ii) Ampal (Israel)'s education fund of $8,943.

(21) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $19,239 and (ii) Ampal (Israel)'s education fund of $8,124.

                          FISCAL YEAR-END OPTION VALUES

                                                                          Number of Securities Underlying Unexercised
                                                                                 Options at Fiscal Year-End(1)
                                                                          -------------------------------------------
Name                                                                         Exercisable               Unexercisable
----                                                                      ----------------           ----------------
Yehoshua Gleitman...............................................                 437,500                   562,500
Raz Steinmetz...................................................                       0                         0
Shlomo Meichor..................................................                       0                         0
Alla Kanter.....................................................                   8,000(2)                      0
Lawrence Lefkowitz..............................................                       0                         0
Miri Lent Sharir.......................................................                       0                         0

-----------
(1) This represents the total number of shares of Class A Stock subject to stock options held by the named executive officer at December 31, 1998.

(2)  Represents options which expired January 24, 1999.

     At the June 9, 1998 annual meeting of Ampal's shareholders (the "Effective Date"), Ampal's shareholders approved the grant of options and purchase rights to Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer. The terms of the options approved by the shareholders is as follows:

No. of Options                              Exercise Price                              Term
--------------------------------------------------------------------------------------------------
200,000                                     $6.75                                       4.25 years
300,000                                     $8                                          7 years
500,000                                     $10                                         10 years

     One-fourth (plus an additional one-sixteenth) of all such options vest immediately and the remaining options will vest at a rate of one-sixteenth of the total number of options every three months until March 2001. The options for 200,000 shares with an exercise price of $6.75 will expire four years and three months after the Effective Date; the options for 300,000 shares with an exercise price of $8 will expire on the seventh anniversary after the Effective Date; and the options for 500,000 shares with an exercise price of $10 will expire on the tenth anniversary after the Effective Date. All options that have not vested prior to Dr. Gleitman ceasing to be an employee of Ampal or its subsidiary will terminate and not be exercisable. Dr. Gleitman will then have the greater of (i) two time the length of any applicable termination notice period and (ii) 30 days to exercise vested options. Dr. Gleitman was granted the right to exercise his options through a cashless exercise of options.

     Dr. Gleitman was also granted the right to purchase up to 200,000 shares of Class A Stock at a price equal to 80% of the average closing sales prices of the Class A Stock during the 30 days prior to the exercise of the particular purchase right. The purchase rights vest and terminate in blocks of 50,000. In November 1998, Dr. Gleitman exercised purchase rights to acquire 100,000 shares of Class A Stock.

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

     Employees become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

                                                              Vested
Years of Service                                            Percentage
----------------                                            ----------
less than 2 years......................................          0%
2 but less than 3 years................................         20%
3 but less than 4 years................................         40%
4 but less than 5 years................................         60%
5 but less than 6 years................................         80%
6 or more years........................................        100%

     Benefits under the Pension Plan are paid in a lump sum, in an annuity form or in installments.

     Ampal maintains a savings plan (the "Savings Plan") for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k) savings account in 1998 was limited under the Code to $10,000. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation. Employees who were eligible to participate in the Savings Plan as of December 31, 1995 are 100% vested at all times in the account balances maintained in their 401(k) savings account. Employees who became eligible to participate in the Savings Plan on or after January 1, 1996 become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

                                                               Vested
Years of Service                                             Percentage
----------------                                             ----------
less than 2 years......................................           0%
2 but less than 3 years................................          20%
3 but less than 4 years................................          40%
4 but less than 5 years................................          60%
5 but less than 6 years................................          80%
6 or more years........................................         100%

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

     The Stock Option Plan is administered by the Board or by a Stock Option Committee thereof (the "Committee") consisting exclusively of directors who are not to be granted options under the Stock Option Plan. The Board (or the Committee) determines, subject to the terms of the Stock Option Plan, the individuals to whom options are to be granted and the terms of the options, including the exercise price, number of shares subject to each option, whether the option is to qualify as an ISO and the vesting of rights to exercise each option. Currently, the Stock Option Committee is administered by a committee consisting of Mr. Arnon, Mr. Henderson (Chairman) and Mr. Peled.

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

     To the extent that a grant of options results in the aggregate fair market value of the shares of Class A Stock with respect to which ISOs are exercisable for the first time by an optionee during any calendar year exceeds $100,000, such options are treated as Non-ISOs.

     Pursuant to an amendment to the Stock Option Plan, dated March 23, 1994, optionees may pay the exercise price or their withholding tax obligation with the shares of Class A Stock which are to be delivered upon exercise.

     In January 1994, pursuant to the Stock Option Plan, Non-ISO Options to purchase 134,900 shares of Class A Stock were granted to employees, officers and directors of Ampal and certain subsidiaries of Ampal. Currently, options to purchase 35,750 shares of Class A Stock remain outstanding not including options granted to Dr. Gleitman.

     In March 1998, the Board approved a Long-term Incentive Plan (the "1998 Plan") permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The options granted may be either incentive stock options, at an exercise price to be determined by the Committee but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, "restricted stock", "dividend equivalent awards", which entitle the recipient to receive dividends in the form of Class A stock, cash or a combination of both and "stock appreciation rights," which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The 1998 Plan remains in effect for a period of ten years.

     Also in March 1998, the Company entered into a Stock Option and Stock Purchase Agreement ("the Agreement") with the Company's CEO. Pursuant to the Agreement, the CEO was granted options to purchase up to 1,000,000 shares of the Company's Class A Stock. The Company also granted, based on certain terms and conditions, the rights to purchase ("Share Purchase Rights" ), at a discount, up to 200,000 shares of the Company's Class A Stock.

           Compensation Committee Interlocks and Insider Participation

     During 1998, members of the Executive Committee of the Board of Directors which functions as the compensation committee of Ampal included: Mr. Daniel Steinmetz; Mr. Yaacov Elinav, Senior Deputy Managing Director of Hapoalim; and Mr. Raz Steinmetz (Chairman). For a description of business transactions between Ampal and Hapoalim and between Ampal and the Steinmetz group, see "Certain Relationships and Related Party Transactions."

Item 12. Security Ownership of Certain Beneficial Ownership and Management

                         Principal Shareholders of Ampal

     The following table sets forth information as of March 18, 1999 as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6 1/2% Cumulative Convertible Preferred Stock (the "6 1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 18, 1999, there were outstanding 24,114,062 (not including treasury shares) shares of Class A Stock of Ampal. In addition, there were outstanding 920,186 non-voting shares of 6 1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 171,305 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

Security Ownership of Certain Beneficial Owners

Name and Address                                     Title of                         Amount and Nature           Percent
of Beneficial Owner                                   Class                        of Beneficial Ownership        of Class
-------------------                                   -----                        -----------------------        --------
Daniel Steinmetz................................  Class A Stock                       11,083,712 shs. (1)          46%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Raz Steinmetz...................................  Class A Stock                       11,083,712 shs. (1)          46%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Rebar Financial Corp............................  Class A Stock                       11,083,712 shs. (1)          46%
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Bank Hapoalim B.M...............................  Class A Stock                        6,258,639 shs. (2)          25.5%
50 Rothschild Blvd.
Tel Aviv, Israel

-----------
(1) Consists of 11,083,712 shares of Class A Stock held directly by Rebar, as reported by Mr. Daniel Steinmetz, Mr. Raz Steinmetz and Rebar on Amendment to Form 4, dated February 1, 1999, filed with the SEC. Mr. Raz Steinmetz is the President of Rebar and Mr. Daniel Steinmetz is the Vice President. They are the sole directors of Rebar and beneficially own, directly and indirectly, 96% and 4% of the outstanding equity of Rebar, respectively. Certain of the shares of Class A Stock held by Rebar have been pledged to The First International Bank of Israel Ltd.

(2) As reported by Hapoalim on Amendment No. 34 to Schedule 13-D, dated December 18, 1996, filed with the SEC. These shares represent all of the shares owned directly by its wholly-owned subsidiary Atad. Assumes conversion of 122,536 shares of 6 1/2% Preferred Stock and 3,350 shares of 4% Preferred Stock.

Security Ownership of Management

     The following table sets forth information as of March 18, 1999 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownerships are direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:


                                                           AMOUNT AND NATURE OF   PERCENT OF OUTSTANDING
                                                           BENEFICIAL OWNERSHIP          SHARES OF
NAME                                                        OF CLASS A STOCK           CLASS A STOCK
----                                                        ----------------           -------------
Yehoshua Gleitman......................................            537,500(1)                    2%
Lawrence Lefkowitz.....................................             32,375(2)                     *
Daniel Steinmetz.......................................         11,083,712(3)                   46%
Raz Steinmetz..........................................         11,083,712(3)                   46%
All Directors and Executive Officers as a Group........         11,669,087(4)                   48%


-----------
*    Represents less than 1% of the class of securities.

(1) Includes 100,000 shares of Class A Stock acquired in November 1998 upon Dr. Gleitman's exercise of purchase rights and 437,500 options to purchase shares of Class A Stock which are currently exercisable.

(2) Includes 23,100 shares of Class A Stock held by a trust under an estate as to which Mr. Lefkowitz is co-personal representative. Mr. Lefkowitz resigned as President and Director of Ampal effective March 26, 1998 and continued to be an employee of Ampal until the expiration of his employment agreement in September 1998.

(3) Attributable to 11,083,712 shares of Class A Stock held directly by Rebar. See "Security Ownership of Certain Beneficial Owners."

(4) Includes options to purchase 437,500 shares of Class A Stock which are currently exercisable.

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

     Ampal borrows and receives deposits from Hapoalim and its subsidiaries. During 1998, the largest amount of such indebtedness outstanding at any one time was $65,487,000 and interest expense thereon was $4,817,000. Additionally, Ampal makes loans to and maintains deposits with Hapoalim and its subsidiaries. The largest amount of such loans and deposits at any one time during 1998 was $62,958,000 and interest income thereon was $3,422,000. As of December 31, 1998, the amount of borrowings from Hapoalim and its subsidiaries was $57,557,000 and the amount of loans to and deposits with Hapoalim and its subsidiaries was $22,549,000. In 1998, Ampal borrowed $3 million from Hapoalim under a committed line of credit. Borrowings under this line of credit bear interest at a variable rate of interest equal to LIBOR plus .5%. Such loans and borrowings are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third persons and, in the opinion of the management of Ampal, do not involve more than normal risk of collectibility or present other unfavorable features.

     In connection with the Company's investment in MIRS, the Company borrowed $35 million from Hapoalim. The loan ("Short-Term Loan") had a term of 90 days and bore interest at a rate of LIBOR plus .5%. On May 4, 1998, the Company received a long-term loan from Hapoalim in the amount of $36.4 million. The loan is due on March 31, 2008 and bears interest at a rate of LIBOR plus 0.8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. The proceeds from the long-term loan was used to repay the Short-Term Loan.

     In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), (ii) Hapoalim, (iii) an entity owned by Dr. Yehoshua Gleitman, Ampal's Chief Executive Officer and (iv) an unrelated third party. The related parties purchased their limited partnership interests on the same terms as an unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party. A portion of Dr. Gleitman's entity's purchase price was obtained through two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus .8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus .5% and is with recourse to Dr. Gleitman. Both loans are secured by Dr. Gleitman's interest in the Partnership.

     On November 18, 1998, Dr. Gleitman exercised his rights to purchase 100,000 Class A shares at 80% of its value based on the 30 day average sales price on that date. In connection with that purchase, on December 28, 1998, Dr. Gleitman received a loan from the Company in the amount of $210,000, at a variable interest rate equal to LIBOR (5.25% as of December 31, 1998); interest payable quarterly. The loan matures prior to the year 2001.

     Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent which commenced in September 1994, is $169,000, subject to escalation. In 1998, Ampal's total payments to Hapoalim in connection with this lease totalled $170,000.

     The Company leases office space in various locations in Israel to Hapoalim and its subsidiaries, pursuant to leases which will generally expire in the years between 2000 and 2003, in exchange for total rental payments in 1998 of approximately $2,870,000. Generally, the annual payments are based upon 10% of the value of the property linked to the Israeli CPI.

     At the request of, and pursuant to the terms of an employment agreement with, Ampal, Mr. Lefkowitz has been counsel to Hapoalim and has rendered legal services to its United States branches since August 1990. Mr. Lefkowitz resigned from the Company in September 1998. In 1998, Hapoalim reimbursed Ampal $73,000 for the services of Mr. Lefkowitz under the arrangement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:


                                                                         Page
                                                                      Reference*
                                                                      ----------
  (1) Financial Statements and Supplementary Data

      Ampal-American Israel Corporation and Subsidiaries

          Report of Independent Public Accountants........................  35
          Consolidated Statements of Income for the years ended December
             31, 1998, 1997 and 1996......................................  36
          Consolidated Balance Sheets as at December 31, 1998 and 1997....  37
          Consolidated Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996.............................  39
          Consolidated Statements of Changes in Shareholders' Equity
             for the years ended December 31, 1998, 1997 and 1996.........  41
          Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.......................  42
          Notes to Consolidated Financial Statements......................  44

  Supplementary Data:

          Selected quarterly financial data for the years ended
             December 31, 1998 and 1997...................................  61

  (2) Financial Statement Schedules

               Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.

     (i) Schedule of Representative Rates of Exchange between the U.S. dollar and New Israeli Shekel for three years ended December 31, 1998


     (ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

     Granite Hacarmel Investments Limited and Subsidiaries
          Report of Certified Public Accountants..........................  81
          Consolidated Balance Sheets as at December 31, 1998 and 1997....  83
          Consolidated Statements of Income for the years ended
             December 31, 1998, 1997 and 1996.............................  85
          Consolidated Statements of Shareholders' Equity for the
             years ended December 31, 1998, 1997 and 1996.................  86
          Consolidated Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996.............................  87
          Notes to Consolidated Financial Statements......................  91

    (iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

          AM-HAL Ltd...................................................... 132
          Ampal Engineering (1994) Ltd.................................... 133
          Ampal Enterprises Ltd........................................... 135
          Ampal Financial Services Ltd.................................... 136
          Ampal Holdings (1991) Ltd....................................... 137

          Ampal Industries (Israel) Ltd................................... 139
          Ampal (Israel) Ltd.............................................. 140
          Ampal Properties Ltd............................................ 142
          Bay Heart Ltd. ................................................. 144
          Carmel Container Systems Ltd. .................................. 147
          Country Club Kfar Saba Limited.................................. 148
          Coral World International Limited............................... 150
          Epsilon Investment House Ltd.................................... 152
          Hod Hasharon Sport Center (1992) Limited Partnership............ 153
          Mivnat Holdings Ltd............................................. 155
          Moriah Hotels Ltd. ............................................. 156
          Nir Ltd......................................................... 157
          Ophir Holdings Ltd. ............................................ 159
          Orlite Industries (1959) Ltd.................................... 161
          Ortek Ltd. ..................................................... 162
          Paradise Industries Ltd. (U.S. Dollars)......................... 163
          Red Sea Marineland Holding (1973) Ltd........................... 164
          Red Sea Underwater Observatory Ltd.............................. 165
          Renaissance Investment Co. Ltd.................................. 166
          Shmey-Bar Real Estate 1993 Ltd.................................. 167
          Shmey-Bar (T.H.) 1993 Ltd....................................... 169
          Teledata Communications Ltd..................................... 171
          Trinet Investment in High-Tech Ltd.............................. 172
          Trinet Venture Capital Ltd. .................................... 174
          U.D.S. Ultimate Distribution Systems Ltd........................ 176

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

       2b.  -- Amendment, dated January 22, 1998, to (i) Purchase and Sale
               Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998 and incorporated herein by reference. File No. 0-538.)

Exhibit 3 - Articles of Incorporation and By-Laws

       3a. Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as
               Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-5380).

       3b. By-Laws of Ampal-American Israel Corporation as amended, dated June 9, 1998. (Filed as Exhibit 3 to Form 10-Q, for the quarter ended September 30, 1998 and incorporated herein by reference. File No. 0-538).

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

          10d. Ampal-American Israel Corporation's 1993 Stock Option Plan.
               (Filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

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

          10g. Committed Line of Credit Agreement, dated as of June 5, 1992, and amendments, dated October 31, 1992 and October 31, 1993. (Filed as Exhibit 10.5 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

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

          10j. Share Purchase Contract, dated October 11, 1996, between Ampal
               Industries, Inc. and Agrifarm International Ltd. (Translation). (Filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference. File No. 2-5061).

          10k. Exchange Agreement, dated as of December 11, 1996, between
               Ampal-American Israel Corporation and Bank Hapoalim B.M. (Filed as Exhibit 2 to Amendment No. 34 of Schedule 13D filed by Bank Hapoalim B.M. on December 20, 1996 and incorporated herein by reference).

          10l. Declaration Establishing a Plan for Condominium Ownership of
               Premises 800 Second Avenue, New York, New York, dated December 12, 1996. (Filed as Exhibit A to Exhibit 10m to From 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference. File No. 0-538).

          10m. Employment Agreement, dated May 28, 1997, among Ampal-American
               Israel Corporation, Ampal (Israel) Ltd. and Yehoshua Gleitman. (Filed as Exhibit 10a. to Report on Form 10-Q, for the quarter ended June 30, 1997. File No. 0-538).

          10n. Stock Option and Stock Purchase Agreement dated as of March 27,
               1998, between Ampal-American Israel Corporation and Yehoshua Gleitman, as amended. (Filed as Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference. File No. 0-538)

          10o. Amendment No. 1, dated June 4, 1997, to that certain Legal
               Services Agreement between Bank Hapoalim B.M. and Ampal-American Israel Corporation. (Filed as Exhibit 10c. to Form 10-Q, for the quarter ended June 30, 1997. File No. 0-538).

          10p. Agreement dated September 9, 1997, between Ampal Industries
               (Israel) Limited and Raz Steinmetz. (Filed as Exhibit 10 to Report on Form 10-Q for the quarter ended September 30, 1997. File No. 0-538).

          10q. Agreement, dated as of March 1, 1997, among Emmes Asset
               Management Corp., Ampal-American Israel Corporation and Ampal Realty Corporation. (Filed as Exhibit 10s to Form 10-K for the fiscal year year ended December 31, 1997 and incorporated herein by reference. File No. 0-538).

          10r. Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd.
               and Ampal Communications Limited Partnership. (Filed as Exhibit
               10.1 to Report on Form 10-Q, for the quarter ended June 30, 1998. File No. 0-538).

          10s. Form of Loan Agreement between Ampal Communications Limited
               Partnership and Bank Leumi Le-Israel B.M. (Filed as Exhibit 10.2 to Report on Form 10-Q, for the quarter ended June 30, 1998. File No. 0-538).

          10t. Amendment No. 1, dated June 16, 1998, to a letter agreement, dated September 9, 1997, between Ampal Industries (Israel) Limited and Raz Steinmetz. (Filed as Exhibit 10.3 to Report on Form 10-Q, for the quarter ended June 30, 1998. File No. 0-538).


Exhibit 11 - Computation of Earnings Per Share..................................

Exhibit 12 - Statement re Computation of Ratios.................................

Exhibit 21 - Subsidiaries of the Registrant.....................................

Exhibit 23 - Consents of Auditors:

        AM-HAL Ltd..............................................................
        Ampal-American Israel Corporation.......................................
        Ampal-American Israel Corporation.......................................
        Ampal Engineering (1994) Ltd............................................
        Ampal Enterprises Ltd...................................................
        Ampal Financial Services Ltd............................................
        Ampal Holding (1991) Ltd................................................
        Ampal Industries (Israel) Ltd...........................................
        Ampal (Israel) Ltd......................................................
        Ampal Properties Ltd....................................................
        Bay Heart, Ltd..........................................................
        Carmel Container Systems Ltd............................................
        Coral World International Ltd...........................................
        Coral World International Ltd...........................................
        Country Club Kfar Saba Limited..........................................
        Epsilon Investment House Ltd............................................
        Granite Hacarmel Investments Limited....................................
        Hod Hasharon Sport Center (1992) Ltd. Partnership.......................
        Mivnat Holdings Ltd.....................................................
        Moriah Hotels Ltd.......................................................
        Nir Ltd.................................................................
        Ophir Holdings Ltd......................................................
        Orlite Industries (1959) Ltd............................................
        Ortek Ltd...............................................................
        Paradise Industries Ltd.................................................
        Red Sea Marineland Holding (1973) Ltd...................................
        Red Sea Underwater Observatory Ltd......................................
        Renaissance Investment Co. Ltd..........................................

        Shmey-Bar Real Estate 1993 Ltd..........................................
        Shmey-Bar (T.H.) 1993 Ltd...............................................
        Teledata Communications Ltd.............................................
        Trinet Investment in High-Tech Ltd......................................
        Trinet Venture Capital Ltd..............................................
        U.D.S. Ultimate Distribution Systems Ltd................................

Exhibit 24 - Powers of Attorney.................................................

     (b) No reports on Form 8-K were filed during the last quarter of 1998. A Current Report on Form 8-K was filed by the Registrant on February 5, 1998, which described an Item 2 event, the acquisition from Motorola Communications Israel Ltd. of the assets of its shared networks operations.

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

     The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

                                        1998             1997             1996
                                      --------         --------         --------
March 31 ....................            3.597            3.361            3.111
June 30 .....................            3.667            3.587            3.203
September 30 ................            3.845            3.497            3.220
December 31 .................            4.160            3.536            3.251

[KPMG LOGO]


       SOMEKH CHAIKIN

       Mail address              Office address         Telephone 872 4 857 8998
       PO Box 240                7 Ergar Street         Fax 972 4 857 9857
       Tirat HaCarmel 28101      Tirat HaCarmel 39032
       Israel                    Israel


Tirat HaCarmel, March 23, 1999



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and the Shareholders of Granite Hacarmel Investments Limited


We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of Vulcan Batteries Ltd., a consolidated subsidiary, whose assets constitute 3.4% and 3.6% of the total consolidated assets as of December 31, 1998 and 1997 respectively, and whose revenues constitute 3.3%, 3% and 3% of the total consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Those statements were audited by other auditors whose report thereon was furnished to us. Our opinion expressed herein, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

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

The above mentioned financial statements were prepared on the basis of the historical cost convention. In historical values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.




[KPMG ADDRESS LOGO]

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

Consolidated financial statements, stated in U.S. dollars are included in Note 29 to the financial statements.

Without qualifying our opinion, we would like to bring attention to Note 26 to the financial statements regarding proposals to shorten agreements made by a consolidated company with filling station operators and owners; and other proposals regarding the fuel market. At this time, it is not possible to estimate the effect of the above on the fuel market in general and on the Company in particular.




SOMELEH CHAIKIN
Certified Public Accountants (Israel)

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     Adjusted to the Index of December 1998
                     --------------------------------------


                                               N
                                               0              December 31,
                                               t              ------------
                                               e          1998             1997
                                                          ----             ----
                                                       Adjusted NIS. (thousands)
                                                       ------------------------
Current assets
  Cash and cash equivalents                              9,760            8,533
  Marketable securities                        4         8,731            4,730
  Trade receivables                            5       620,466          530,575
  Accounts receivable                          5       170,599           90,278*
  Inventories                                  6       199,117          292,301
                                                     ---------        ---------
                                                     1,008,673          926,417
                                                     ---------        ---------

Investments, long-term
 loans and debit balances

  Affiliated companies and others              7       155,640          163,204
  Long-term loans                              8        80,518           82,609
                                                     =========        =========
                                                       236,158          245,813
                                                     =========        =========

Fixed assets                                   9
  Cost                                               1,576,380        1,495,612
  Less: Accumulated depreciation                       870,344          800,447
                                                     ---------        ---------
                                                       706,036          695,165
                                                     =========        =========

Intangible assets and
  deferred charges, net                       10        54,054           54,195
                                                     ---------        ---------

                                                     2,004,921        1,921,590
                                                     =========        =========

*  Reclassified

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                             December 31,
                                               N     ---------------------------
                                               0          1998             1997
                                               t     ---------       -----------
                                               e      Adjusted NIS. (thousands)
                                              ---    ---------------------------
Current liabilities
 Credits from banks and others                 11    1,064,293          488,876
 Current portion of
  convertible debentures                       14       14,224           44,858
 Trade payables                                12       74,669           56,679*
 Accounts payable                              13      145,074           98,227
                                                     ---------        ---------
                                                     1,298,260          688,640
                                                     ---------        ---------

Long-term liabilities
 Long-term loans                               14        3,964           97,428
 Debentures convertible into
  shares of the Company                        14       42,673          169,789
 Customers' deposits                           15       63,252           67,314
 Liabilities for employee rights
  upon retirement, net                         16       14,163           11,843
 Capital notes issued by
  a consolidated company                                   215              234
                                                     ---------        ---------
                                                       124,267          346,608
                                                     ---------        ---------
Minority  interest                                      13,408           11,763
                                                     ---------        ---------
Collaterals, commitments and
 contingent  liabilities                    25,26

Shareholders' equity                                   568,986         874,579
                                                     ---------        ---------
                                                     2,004,921        1,921,590
                                                     =========        =========

* Reclassified

Prof. I. Borovich - Chairman of the Board

A. Zilberberg - Director

M. Erez - Managing Director

Date: March 23, 1999

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                  Year ended December 31,
                                      N   -------------------------------------
                                      o        1998          1997          1996
                                      t   ---------     ---------     ---------
                                      e          Adjusted NIS. (thousands)
                                     ---  -------------------------------------
Sales                                     3,159,039     3,356,048     3,378,196
Less: Government imposts                  1,348,494     1,357,675     1,309,958
                                          ---------     ---------     ---------
Net sales                                 1,810,545     1,998,373     2,068,238
Cost of sales                         19  1,309,847     1,552,980     1,621,118
                                          ---------     ---------     ---------
Gross profit                                500,698       445,393       447,120
                                          ---------     ---------     ---------
Selling and marketing expenses        20    313,093       281,886       276,960
General and administrative expenses   21     68,716        61,493        56,068
                                          ---------     ---------     ---------
                                            381,809       343,379       333,028
                                          ---------     ---------     ---------
Income from operations                      118,889       102,014       114,092
                                          ---------     ---------     ---------
Financing expenses, net               22    (22,041)      (25,955)      (21,487)
Other income, net                     23     19,062        14,680         8,617
                                          ---------     ---------     ---------
                                             (2,979)      (11,275)      (12,870)
                                          ---------     ---------     ---------
Income before taxes on income               115,910        90,739       101,222
Taxes on income                       24     46,772        35,204        41,454
                                          ---------     ---------     ---------
Income after taxes on income                 69,138        55,535        59,768
Company's share in income (loss)
 of affiliates, net                          (9,361)         (136)          773
Minority interest in
 consolidated subsidiaries                   (1,052)           95        (1,709)
                                          ---------     ---------     ---------
Net income for the year                      58,725        55,494        58,832
                                          =========     =========     =========

Earnings per ordinary share
 (in adjusted NIS.):                  18

 Primary                                       0.49          0.45          0.48
                                               ====          ====          ====
 Fully diluted                                 0.49          0.42          0.32
                                               ====          ====          ====

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                                  Retained
                                        Capital      Premium      Earnings        Total
                                        -------      -------      --------       -------
                                                    Adjusted NIS. (thousands)
                                        ------------------------------------------------
Balance as at January 1, 1996           234,119      133,054       458,231       825,404

Changes in 1996:

Net income for the year                      --           --        58,832        58,832

Dividend paid                                --           --       (32,505)      (32,505)
                                                                  --------       -------
Balance as at December 31, 1996         234,119      133,054       484,558       851,731

Changes in 1997:

Net income for the year                      --           --        55,494        55,494

Dividend paid                                --           --       (32,646)      (32,646)
                                        -------      -------      --------       -------
Balance as at December 31, 1997         234,119      133,054       507,406       874,579

Changes in 1998:

Conversion of debentures to shares       16,277      119,314*           --       135,591

Net income for the year                      --           --        58,725        58,725

Dividend paid                                --           --      (500,000)     (500,000)

Proceeds from the sale of
 the Company's shares by a
 consolidated company, net                   --           91            --            91

Balance as at December 31, 1998         250,396      252,459        66,131       568,986
                                        =======      =======       =======       =======

*  Net of issuance expenses in the amount of NIS. 1,952 thousand.

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                              Year ended December 31,
                                                        1998          1997          1996
                                                      --------      --------      --------
                                                             Adjusted NIS. (thousands)
                                                      ------------------------------------
Cash flows from operating activities

Net income                                              58,725        55,494        58,832
Adjustments to reconcile net income
 to operating cash flows (A):                          113,029       (80,776)       15,187
                                                      --------      --------      --------
Net cash provided by (used for)
 operating activities                                  171,754       (25,282)       74,019
                                                      --------      --------      --------
Cash flows from investing activities

Acquisition of fixed assets                           (106,048)     (105,420)     (102,597)
Proceeds from sale of fixed assets (5)                  18,772        34,195         3,956
Dividend received from affiliates                           --            --         1,694
Long-term loans granted (1)                            (19,787)      (23,845)      (15,877)
Collection of long-term loans                           12,255        15,345        11,819
Investment in intangible and deferred charges          (11,293)      (21,156)      (16,706)
Investment in affiliated companies                      (1,720)      (17,643)      (79,572)
Proceeds from redemption of compulsory
 government loan                                            --           174           848
Proceeds from (investments in)
 marketable securities, net                             (6,551)        2,562        (4,454)
Investment in companies carried on the cost basis       (1,520)       (3,905)           --
Acquisition of shares in a subsidiary company               --            --        (1,884)
Repayment of capital notes of interested parties            --            --        12,870
Acquisition of initially
 consolidated companies (B), (3)                            --            --           (42)
                                                      --------      --------      --------
Net cash used for investing activities                (115,892)     (119,693)     (189,945)
                                                      --------      --------      --------
                              C/F                       55,862      (144,975)     (115,926)
                                                      --------      --------      --------

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                            Year ended December 31,
                                                    ------------------------------------
                                                        1998          1997          1996
                                                    --------      --------      --------
                                                           Adjusted NIS. (thousands)
                                                    ------------------------------------
                              B/F                     55,862      (144,975)     (115,926)
                                                    --------      --------      --------
Cash flows from financing activities:

Dividend paid                                       (500,000)      (32,646)      (32,505)
Dividend paid to minority shareholders
 in a consolidated subsidiary                           (283)         (527)         (354)
Short-term  credit from banks, net                   553,539       124,340       110,448
Long-term loans received                                 807        94,416        69,986
Long-term loans repaid (2)                           (70,821)       (1,312)       (1,100)
Redemption of capital notes issued
 by a consolidated company                                --            --           (89)
Customers' deposits received                           2,300         2,753         2,417
Customers' deposits repaid                              (890)         (608)         (729)
Redemption of debentures (4)                         (39,378)      (44,710)      (44,128)
Proceeds from sale of shares of a
 Company held by a consolidated company, net              91            --            --
                                                    --------      --------      --------
Net cash provided by (used for)
 financing activities                                (54,635)      141,706       103,946
                                                    --------      --------      --------
Increase (Decrease)  in cash and
 cash equivalents                                      1,227        (3,269)      (11,980)
Cash and cash equivalents  at beginning of year        8,533        11,802        23,782
                                                    --------      --------      --------
Cash and cash equivalents at end of year               9,760         8,533        11,802
                                                    ========      ========      ========

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                          Year ended December 31,
                                                          ------------------------
                                                      1998          1997          1996
                                                       ----          ----          ----
                                                          Adjusted NIS. (thousands)
                                                       --------------------------------
(A)
Adjustments to reconcile net
 income to operating cash flows:

Income and expenses not requiring cash flows:
Depreciation and amortization                       86,936        83,499        80,038
Deferred taxes, net                                    316        (8,194)       (3,226)
Increase in liabilities for
 employee rights upon retirement, net                2,492         1,600         1,061
Minority interest in (loss) income of
 consolidated subsidiaries                           1,052           (95)        1,709
Company's share in loss (less undistributed
 income) of affiliates, net                         16,104         3,272         1,023
Capital gains                                       (9,959)       (6,980)         (361)
Erosion of investments in capital notes, net          (235)         (418)         (200)
Erosion of long-term loans,
 debentures and capital notes issued                18,210         5,431       (18,704)
Erosion of loans granted                             3,359           352         1,409
Decrease (Increase) in value of compulsory
 Government loan and securities, net                 2,481        (1,633)       (1,111)
Erosion of customers' deposits                      (5,472)       (4,824)       (4,395)
(Increase) Decrease of investment                   (1,152)        3,738            --
Write-off of loan to an affiliated company           1,381)        5,373            --
Profit on change in percent ownership
 of an affiliated company                              (49)           --            --

Changes in assets and liabilities:
Decrease (Increase) in trade and
 accounts receivable (1)(2)                       (154,843)       (3,324)     (156,458)
Decrease in inventories                             92,632        55,586        20,263
Increase (Decrease) in trade
 and accounts payable                               59,776      (214,159)       94,139

                                                  --------      --------      --------
                                                   113,029       (80,776)       15,187
                                                  ========      ========      ========

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                     Adjusted to the Index of December 1998
                     --------------------------------------

                                                    Year ended December 31,
                                                    -----------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
                                                    Adjusted NIS. (thousands)
                                                  ----------------------------
(B)
Acquisition of initially
 consolidated companies

Assets and liabilities of the consolidated companies as at the acquisition date:

Working capital (not including
 cash and cash equivalents)                    (1,733)        729          30
Fixed assets, net                               2,482        (214)         (6)
Long-term debt, net                              (731)       (439)         --
Investment in an affiliated company                67          --          --
Goodwill created at acquisition                   685        (117)     (1,195)
Minority interest as of the
 aquisition date                                 (770)         41       1,129
                                                ------      ------      ------
                                                   --          --         (42)
                                                ======      ======      ======

Activities not requiring cash flow:

(1) In 1998, current receivables from customers were converted into long-term loans in the amount of NIS.10,592 thousand (1997 - NIS.16,789 thousand).

(2) In 1996, the redemption of a loan received from an affiliated company in the amount of NIS.5,230 thousand was offset against a receivable from the affiliated company.

(3) In 1998, acquisition of a company initially consolidated in consideration of its debt in the amount of NIS. 1,481 thousand.

(4) In 1998, NIS. 135,591 thousand of debentures were converted to shares, and in a consolidated company NIS. 151 thousand of debentures were converted to shares.

(5) On December 31, 1998 an amount of NIS. 14,023 thousand was included in accounts receivable, representing the amount not yet received on account of the sale of fixed assets in 1998. (1997 - NIS. 14,621 thousand on accounts of the sale of fixed assets in 1997)

(6) On December 31, 1998 an amount of NIS. 5,644 thousand was reflected in accounts payable, representing the balance due to a city relating to 50% of the plot of land sold to Rubinstein (see note 25.C.2.c).

The accompanying notes are an integral part of the financial statements.

              GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS IN ADJUSTED VALUES

      A.    General

            1. Granite Hacarmel Investments Ltd. (hereafter "the Company")(P.C. 520037177) and the other companies of the group have prepared their financial statements on the basis of historical cost which was adjusted to the changes in the general purchasing power of the shekel.

            2. The adjusted values presented in the adjusted statements do not necessarily reflect realizable value or current economic value, but rather the cost adjusted for the changes in the general purchasing power of the shekel.

            3. The term "cost" used in the adjusted statements means cost in adjusted shekels unless otherwise stated.

            4. The comparative figures (including the monetary items) are stated in shekels adjusted to the index of December 1998.

      B.    Basis of Adjustment - Consumer Price Index

            The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 1998, based on the Consumer Price Index published by the Central Bureau of Statistics ("Index"), on January 15, 1999 (see Note 2.G.1.)

      C.    Principles of Adjustment

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

                  c. The net financing item, reflects financing income and expenses at real terms, erosion of monetary items during the year, profit and loss arising from realization and valuation of marketable securities and profit and loss from financial instruments.

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

      B.    Investments in subsidiary and affiliated companies

            1 The investments in subsidiaries and affiliated companies are reflected in the financial statements in accordance with their adjusted equity at the balance sheet date, together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost or under which does not exceed equity as of the balance sheet date. Subsidiary companies own several other inactive and/or insignificant subsidiaries and therefore are not consolidated and are carried at cost, which does not exceed their equity as at the balance sheet date.

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

            The annual rates of depreciation are as follows:                %
                                                                      --------
            Buildings (including temporary
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

                  Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage conditions applied to each balance.

                  The Index, the exchange rates and the rate of changes therein were as follows:

                                          December 31,          Changes in %
                                      -------------------    ------------------
                                      1998    1997   1996    1998   1997   1996
                                      ----    ----   ----    ----   ----   ----

                   Index              166.3  153.1  143.1     8.6    7.0   10.6
                   Exchange rate of
                    the U.S. dollar   4.160  3.536  3.251    17.6    8.8    3.7

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

            2. The main factors in respect of which deferred taxes have not been computed:

                  a. Amount of the adjustment for the change in the purchasing power of the New Israel Shekels relating to buildings and private motor cars, in accordance with the rules determined by the Institute of Certified Public Accountants in Israel.

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

            3. Construction project - Income from a construction project is recorded in accordance with the Opinion No. 6 of the Institute of Certified Public Accountants in Israel.

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

      M.    Earnings per share

            1.    Primary earnings
                  ----------------
                  The earnings per share are computed in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel, based on the weighted average of shares outstanding.

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

      O.    Adjustment of computer systems to the year 2000

            Costs incurred for adjusting and updating the existing programs of the Company in order to distinguish between the years of the twentieth century and those of the twenty first century (adjustment to the year 2000) are charged as incurred to current expenses. Regarding the uncertainty arising from the above see also note 25.F. The costs of acquiring new programs which are compatible to the year 2000 are capitalized as investments.

      P.    Use of estimates

            The preparation of financial statements in accordance with generally accepted accounting principles requires management to use estimates and valuations which influence the reported amounts of assets and liabilities the disclosure regarding contingent assets and liabilities, and also, the amounts of income and expenses recorded in the reporting period. Actual results may differ from these estimates.

      Q. Presentation of transactions between the Company and a controlling party.

            Transactions between the Company and a controlling party are presented in accordance with the Securities Regulation (Presentation of transactions between the Company and Controlling party in the Financial Statements) - 1996.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM IN THE ENERGY SECTOR

      A.    Sonol Israel Ltd. ("Sonol")

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

            4. Pursuant to the recommendations of the committee previously appointed by the Minister of Energy and Infrastructure, the Minister of Energy and Infrastructure has announced his intention to change the policy regarding the ownership of Emergency Inventories of crude oil and refined products and to separate them from the commercial inventories of the oil companies. During the years 1996-1998 a partial transfer of Emergency Inventories was carried out from the oil marketing companies to other parties. Also, the Government intends to separate the storage of refined products included in the Emergency Inventories from the storage of refined products used in current operations, and in the future, to issue tenders to determine the party who will hold the Emergency Inventories in warehouses specially designated by the government. In the opinion of the Company, no negative effect on the financial position and profitability of the subsidiary company, Sonol, is expected as a result of the above changes.

NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM FOR THE ENERGY SECTOR (CONTINUED)

            5. In accordance with a Government ordinance issued by the Finance Minister and the Minister of Energy and Infrastructure regarding the supplying of aviation kerosene (hereinafter "ATK") to the airline companies at Ben-Gurion Airport, as of September 1, 1996, Aviation Services Ltd. (an affiliated company) (hereinafter "Aviation Services") ceased to be the sole supplier of ATK. Sonol was one of the suppliers of ATK to Aviation Services for many years. As a result of the cancellation of the right of Aviation Services to supply ATK, Sonol has, like other fuel companies, become a direct supplier of ATK to the airline companies at Ben-Gurion airport. The decree also determined the prices for refueling services and for infrastructure services provided to the airline companies at Ben-Gurion airport. In accordance with agreements signed with the budget division of the Finance Ministry and with the Airports Authority, Aviation Services will provide the refueling services and its subsidiary (50% owned), Aviation Properties Ltd., will provide the infrastructure services. The agreements do not provide Aviation Services with exclusivity in providing refueling services at Ben-Gurion airport, and recently Airports Authority has announced its intention to publish a tender for an additional provider of fueling service.

                  At this time, it is too early to determine the effect of these changes on the fuel market, in general, and on Sonol, in particular.

      B.    Supergas

            Supergas lodged a claim in the District Court for a declarative judgement against the Ministry of Energy and Infrastructure, the Fuel Authority, regarding two matters relating to the period before the Gas Reform (commencing on August 1,1989). In its ruling, the Court accepted Supergas' claim on one matter and rejected the second claim. The Government and Supergas submitted an appeal to the Supreme Court and concurrently they negotiated to compromise the dispute. In December 1996, the parties reached a compromise agreement which received the status of a Supreme Court ruling and under whose terms the Government paid Supergas the amount of NIS.
            6.1 million, which was netted against "Government imposts" in statements of income for 1996.

NOTE 4 - MARKETABLE SECURITIES

          Consist of:

                                                                 December 31,
                                                               -----------------
                                                               1998          1997
                                                               ----          ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------
            Shares                                            8,731         4,665
            Convertible debentures                               --            65
                                                           --------      --------
                                                              8,731         4,730
                                                           ========      ========

NOTE 5 -  TRADE RECEIVABLES AND ACCOUNTS RECEIVABLE

                                                                 December 31,
                                                               ------------------
                                                               1998          1997
                                                               ----          ----
                                                          Adjusted NIS. (thousands)
                                                          -------------------------
      A.    Trade receivables
            Consist of:
            Customers - open accounts                       500,992       427,486
            Checks and notes receivable                      41,396        48,072
            Credit card companies                            64,922        57,728
            Short-term loans and current portion
             of long-term loans granted                      26,108        10,595
            Less - provision for doubtful receivables(*)    (12,952)      (13,306)
                                                           --------      --------
                                                            620,466       530,575
                                                           ========      ========

      B.    Accounts receivable
            Consist of:
            Fuel Authority                                  104,476        11,922
            Government Institutions                              --           364
            Income receivable                                25,725        29,071
            Employees                                           677           896
            Prepaid expenses                                 10,019        11,031
            Income tax receivable                                --         9,540
            Future tax benefits, net(**)                      6,602         6,589
            Others                                           23,100        20,865*
                                                           --------      --------
                                                            170,599        90,278
                                                           ========      ========

            (*)  See note 2.I
            (**) See note 24.

      C.    Regarding credit risks see note 25.E.

NOTE 6 - INVENTORIES

            Consist of:

                                                                  December 31,
                                                               ------------------
                                                               1998          1997
                                                               ----          ----
                                                           Adjusted NIS. (thousands)
                                                           -------------------------

            Crude oil and raw materials                      40,318        52,893
            Finished products                               148,143       229,346
            Materials and supplies                           10,656        10,062
                                                           --------      --------
                                                            199,117       292,301
                                                           ========      ========

      *     See note 19.

NOTE 7 - SUBSIDIARIES, AFFILIATED COMPANIES AND OTHERS

                                                                 December 31,
                                                          ------------------------
                                                               1998          1997
                                                               ----          ----
                                                          Adjusted NIS. (thousands)
                                                          ------------------------
            Affiliated companies:
            Share at equity                                  26,000        33,107*
            Goodwill and excess cost attributed, net (4)     86,338        95,968
            Less: accumulated amortization                   (1,285)       (5,122)
                                                           --------      --------
            Book value (1)                                  111,053       123,953
            Long-term loans (3)                              12,663         9,676*
            Capital note and capital reserve, net
             of accumulated loss (2)                          7,670         8,059
                                                           --------      --------
                                                            131,386       141,688
            Others - cost less amortization (5)              24,254        21,516
                                                           --------      --------
                                                            155,640       163,204
                                                           ========      ========

                                                                 December 31,
                                                          ------------------------

                                                               1998          1997
                                                               ----          ----
                                                          Adjusted NIS. (thousands)
                                                          ------------------------
            (1)   Cost of shares including retained
                   earning as of December 31, 1991            7,346         7,346
                  Changes, beginning 1.1.92:
                  Cost of shares acquired                   129,076       127,354
                  Accumulated deficit (**)                  (25,369)      (11,144)*
                  Changes in capital reserves                    --           397
                                                           --------      --------
                  Book value (***)                          111,053       123,953
                                                           ========      ========

            *     Reclassified

            (**)  Dividend received
                   in the current year                        6,743         3,570
                                                           ========      ========
            (***) Including securities quoted
                   on the Tel-Aviv Exchange:
                  Book value                                 88,239        87,112
                                                           ========      ========
                  Market value                               49,576        42,353
                                                           ========      ========

            (2) Capital note is unsecured and non-negotiable, linked to the Index, bears no interest and matures in the year 2001.

            (3) The loans granted by a subsidiary to the affiliated company Otzem Promotion and Investments (1991) Ltd. ("Otzem") are index linked. The date of maturity is subject to the financial capabilities of Otzem. The balance of the loan is NIS. 6,240 thousand (after a cumulative amount of NIS. 7,462 thousand). The investment of the consolidated company in the shares of Otzem has been written off. (See note 23(3)b.).

            (4) Includes goodwill not yet amortized in the amount of NIS. 6,818 thousand (1997 - NIS. 7,580 thousand).

            (5)   See note 23.(3)a.

            (6)   See also Note 3.A.5.

            (7) The book value of the investments (approximately 10%) in Nitzba Holdings (1995) Ltd. (hereafter "Nitzba") is based on the estimated financial results of Nitzba for the year 1998, taking into consideration its results for the period of nine months ended on September 30, 1998. In the opinion of the Company's management, a possible deviation in the financial results of Nitzba as they will be reported, would not materially affect the Company.

            (8)   Changes in investments in affiliated companies and others.

                                                       Adjusted NIS. (thousands)

                  Balance as at January 1, 1998                163,204
                  Changes during the year:
                  Investments in shares                          3,310
                  Long-term loans granted                        3,895
                  Sales of investments                              -
                  Equity loss, net                              (9,361)
                  Dividend received                             (6,743)
                  Other changes                                  1,335
                  Balance as at December 31, 1998              155,640
                                                               =======

NOTE 8 - LONG-TERM LOANS

      a.    Consist of:

                                                            December 31,
                                                        1998            1997
                                                     Adjusted NIS. (thousands)

            Loans to customers                       106,493          93,059
            Loans to employees                           153             145
                                                     106,646          93,204

            Less: current portion                     26,128          10,595

                                                      80,518          82,609
                                                      ======          ======
            The years of maturity of the loans:

            First year - current portion              26,128          10,595
            Second year                               15,635          12,610
            Third year                                 6,419          17,044
            Fourth year                                7,209           5,473
            Fith year                                 10,746           3,923
            Sixth year and thereafter and
             without maturity date                    40,509          43,559

                                                     106,646          93,204
                                                     =======          ======

      b.    Breakdown of loans by level of borrowers' balances:

            Borrowers'           December 31, 1998           December 31, 1997
            balances             Number of   Total           Number of   Total
            (NIS. thousands)     loans  NIS.thousands        loans  NIS.thousands

            Less than 100         108        4,416            131        6,503
            100 - 500              29        8,155             25        8,068
            500 - 1,000            14        8,661             11        8,258
            Above 1,000            34       85,414             27       70,375

                                  185      106,646            194       93,204
                                  ===      =======            ===       ======

      c.    Linkage terms and interest rates:

                                              December 31, 1998
                               Unlinked         Linked to      Linked to      Total
                                                  index         foreign
                                                                currency
            Interest rates:    0%    10-20%   0-4%     4-10%    0%    5-9%
                                            Adjusted NIS. (thousands)
            Loans to:
             Customers       4,980   8,085   44,176   38,720  5,716  4,816   106,493
             Employees          --      --      153       --     --     --       153
                             4,980   8,085   44,329   38,720  5,716  4,816   106,646
                             =====   =====   ======   ======  =====  =====
            Less: current
                   portion                                                    26,128
                                                                              80,518
                                                                             =======

                                             December 31, 1997
                               Unlinked        Linked to      Linked to       Total
                                                 index        foreign
                                                              currency
            Interest rates:    0%    10-20%   0-4%     4-10%    0%    5-9%
                                            Adjusted NIS. (thousands)
            Loans to:
             Customers         379   3,037   45,112   32,850  5,912  5,769    93,059
             Employees           -      --      145       --     --     --       145
                               379   3,037   45,257   32,850  5,912  5,769    93,204
                              ====   =====   ======   ======  =====  =====
            Less: current
                   portion                                                    10,595
                                                                              82,609
                                                                              ======

      d.    Regarding credit risks see note 25.E.

NOTE 9 - FIXED ASSETS

      a.    Consist of:

                                Land         Machinery
                                and          and
                                Buildings    Equipment   Vehicles    Others       Total
                                                Adjusted NIS. (thousands)
      Cost
      Balance at beginning
       of year                   560,281      806,814     52,117      76,400    1,495,612*
      Additions                   47,292       49,601      6,491       7,386      110,770
      Disposals                  (15,006)      (8,787)    (6,207)         (2)     (30,002)

      Balance at end of year     592,567      847,628     52,401      83,784    1,576,380*

      Accumulated depreciation
      Balance at beginning
       of year                   169,766      551,273     32,908      46,500      800,447
      Depreciation charged        15,665       52,839      6,201       5,564       80,269
      Depreciation in
       respect of disposals           --       (5,698)    (4,674)         --      (10,372)

      Balance at end of year     185,431      598,414     34,435      52,064      870,344

      Depreciated balance as
       of December 31, 1998      407,136      249,214     17,966      31,720      706,036
                                 =======      =======     ======      ======      =======
      Depreciated balance as
       of December 31, 1997      390,515      255,541     19,209      29,900      695,165
                                 =======      =======     ======      ======      =======

      (*)   Net of investment grants in the amount of NIS. 16,052 thousand.

      b. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 235,725 thousand, for various original periods of 49 - 98 years, ending in the years 1999 - 2072. Land and buildings at a cost of NIS. 238,772 thousand have not yet been registered in the name of the Company or consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been completed.

      c.    Commitments and contingent liabilities - See note 25.

NOTE 10 - INTANGIBLE ASSETS AND DEFERRED CHARGES, NET

            Consist of:

                                                             Balance to be amortized
                                                                as of  December 31,
                                                                 1998          1997
                                                             Adjusted NIS. (thousands)
            Intangible assets:

            Deferred rent                                      29,577        28,499
            Goodwill in consolidated
             subsidiaries (1)                                   5,784         7,010
            Others                                             14,739        11,903
                                                               50,100        47,412
            Deferred charges:

            Expenses incurred in the issuance
             of debentures by the Company (2)                   1,045         4,323
            Expenses incurred in the issuance
             of debentures by a consolidated
             subsidiary (2)                                        --            79
                                                               51,145        51,814
            Less: Deferred credit in a
                  consolidated subsidiary (1)                     829         1,686

                                                               50,316        50,128
            Long-term future tax benefits (see note 24)         3,738         4,067
                                                               54,054        54,195
                                                             ========      ========

      (1)   For amortization see note 2.B.2
      (2)   For amortization see note 2.F.

NOTE 11 - CREDITS FROM BANKS AND OTHERS

            Linkage terms and interest rates:

                                                         December 31, 1998
                                         Unlinked       linked       Linked to       Total
                                                           to         foreign
                                                         Index        currency
            Interest rates:              13.7-18.0%       2-6%        5.4-7.0%
                                                      Adjusted NIS. (thousands)
            Overdrafts                       4,611            --            --         4,611
            Short-term loans               752,115            --       209,248       961,363
            Current portion of
             long-term loans                    24        92,686            36        92,746

            Total credits from banks       756,750        92,686       209,284     1,058,720
            Credits from others
             (related party)                    --         5,573            --         5,573

                                           756,750        98,259       209,284     1,064,293
                                         =========     =========     =========     =========

                                                     December 31, 1997
                                        Unlinked     linked      Linked to    Total
                                                       to        foreign
                                                      Index      currency
            Interest rates:            13.7-17.9%    2-4.75%     6.2-7.2%
                                                   Adjusted NIS. (thousands)
            Overdrafts                     1,692          --          --       1,692
            Short-term loans             377,077          --      35,720     412,797
            Current portion of
             long-term loans                  22      70,937         630      71,589

            Total credits from banks     378,791      70,937      36,350     486,078
            Credit from others
            (related party)                   --       2,798          --       2,798

                                         378,791      73,735      36,350     488,876
                                         =======     =======     =======     =======

NOTE 12 - TRADE PAYABLES

            The liabilities represent open amounts and include NIS. 13,133 thousand (1997 - NIS.2,585 thousand) balances of related and interested parties.

NOTE 13 - ACCOUNTS PAYABLE

                                                           December 31,   December 31,
                                                                1998           1997
                                                            Adjusted NIS. (thousands)
            Liabilities to employees and
             other salary related liabilities                 30,186         24,641
            Institutions                                      58,227         39,357
            Accrued expenses                                  32,794         20,972
            Income tax payable                                 8,495             --
            Others                                            15,372         13,257
                                                             145,074         98,227
                                                             =======        =======

NOTE 14 - LONG-TERM LIABILITIES

      A.    Long-term loans

                                                  Rate of   December 31,     December 31,
                                                 interest        1998             1997
                                                     %       Adjusted NIS. (thousands)
            U.S. Dollar loans from banks              7.0          39            1,818
            Index linked loans from banks         4.7-5.3      93,317          163,812
            Customers' deposit - linked
             to the index                              --       3,027            2,985
            Customers' deposit - linked
             to foreign currency                       --          18               66
            Unlinked loans from banks                16.8          46               73
            Other loans - linked to the Index          --         263              263
                                                               96,710          169,017
            Less: current portion                              92,746           71,589

                                                                3,964           97,428
                                                               ======           ======

            Yearly installments:

                                                           December 31,   December 31,
                                                                1998           1997
                                                            Adjusted NIS. (thousands)
            First year - current portion                      92,746         71,589
            Second year                                          188         92,936
            Third year                                           150            249
            Fourth year                                          158            224
            Fifth year                                           161            224
            No due date                                        3,307          3,795
                                                               3,964         97,428
                                                              96,710        169,017
                                                             =======        =======

            Accrued interest is included in "Accounts payable" in Current liabilities.

      B.    Debentures convertible into shares of the Company

                                                           December 31,   December 31,
                                                                1998           1997
                                                            Adjusted NIS. (thousands)
            Debentures (Series 1)(*)                          45,734         57,466
            Debentures (series 2)(**)                         11,163        154,771
                                                              56,897        212,237
            Less - current portion                            14,224         42,448
                                                              42,673        169,789
                                                             =======        =======

            Yearly installments:

                                               December 31, 1998      December 31, 1997
                                              Series 1  Series 2     Series 1  Series 2
                                                        Adjusted NIS. (thousands)
            First year - current portion        11,433     2,791       11,493    30,955
            Second year                         11,433     2,791       11,493    30,955
            Third year                          11,434     2,791       11,493    30,955
            Fourth year                         11,434     2,790       11,493    30,953
            Fith year                               -         -        11,494    30,953
                                                34,301     8,372       45,973   123,816

                                                45,734    11,163       57,466   154,771
                                                ======   =======       ======   =======

            (*) Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 4 equal annual installments on November 30 in each of the years commencing in 1999 and ending in 2002. In the current year 2,236,025 debentures (series 1) were converted into shares . As of the balance sheet date, there were 25,263,877 outstanding debentures. The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 40,372 thousand at the balance sheet date.

            (**) Registered debentures (Series 2) NIS. 1.- par value each. Every NIS. 5 par value of debentures are convertible into an ordinary share of NIS. 1.- par value. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price of conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 4 equal annual installments on November 30 in each of the years commencing in 1999 and ending in 2002. In the current year 79,308,820 debentures (series 2) were converted into shares. As of the balance sheet date, there were 6,716,869 outstanding debentures. The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 10,136 thousand at the balance sheet date.

            Accrued interest is included in "Accounts Payable" in current liabilities.

            See also Note 18.a. Regarding collaterals see Note 25.

            The above debentures are traded on the Tel-Aviv Stock Exchange.

      C.    Debentures convertible into shares of a subsidiary

                                                        December 31,    December 31,
                                                             1998           1997
                                                          Adjusted NIS. (thousands)
            Debentures (Series 1)                              --          2,410
            Less - current portion                             --          2,410

                                                               --             --
                                                            =====          =====

            The debentures were redeemed on December 26, 1998.

NOTE 15 - CUSTOMERS' DEPOSITS

      a. Customer deposits of Supergas as of December 31, 1998 are calculated on the basis of the expected rate of price updating and according to the request of the said company from the Ministry of Industry and Commerce for updating. The updated rate for 1998 is 12.77% (previous year 5%). The deposits are calculated on the basis of their present value at the annual discount rate of 2.75% (previous year - 1.75%).

      b. Customers' deposits include NIS.41,213 thousand (December 31, 1997 - NIS. 44,834 thousand) of linkage increments accrued on those deposits (Note 2.L.).

NOTE 16 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET

                                                            December 31,   December 31,
                                                                 1998          1997
                                                             Adjusted NIS. (thousands)
            Provision for severance pay, net (a)                7,673         6,061
            Less: deposits in approved funds (*)                1,153         1,858
                                                                6,520         4,203
            Provision for early retirement pension (**)(b)      5,583         5,559
            Provision for redemption of unutilized
             sick leave (c)                                     2,060         2,081

                                                               14,163        11,843
                                                               ======        ======

      (*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

      (**) Excluding NIS. 2,079 thousand (1997 - NIS. 1,907 thousand) current portion of early retirement pension payable which is included in "Accounts payable."

      a. The liabilities of the Company and its subsidiaries in respect of pension and severance indemnities are fully covered by provisions for severance indemnities, by deposits in approved funds and in managers' insurance policies. The deposits in approved funds and in manager's insurance plans are not included in the financial statements as they are not under the control of the Company.

      b. The provision for pension benefits for early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is up to the date when the employee reaches retirement age and is computed as a fixed percentage of pensionable salary due to the employee from the pension fund upon retirement. The rate of discount for computing the provision is 6% per annum (previous year 4.5%).

      c. In accordance with the labor agreements between subsidiaries and their employees, retiring employees (men at age 65 and women at age 60 - 65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 50 working days. A provision based on an actuarial calcualtion has been made in the financial statements for covering the aforesaid liability. The actuarial calculation is based, inter alia, on a discount rate of 3%.

NOTE 17 - LINKAGE OF MONETARY BALANCES

                                  December 31, 1998                   December 31, 1997
                                 Linked     Linked to   Unlinked     Linked      Linked to   Unlinked
                                    to       foreign      (**)          to        foreign      (**)
                                  index     currency                  index      currency
                              Adjusted NIS. (thousands)            Adjusted NIS. (thousands)
Assets:

 Cash and cash equivalent            --       6,138       3,622          --        4,588       3,945
 Marketable securities               --          --       8,731          65           --       4,665
 Trade receivables               18,460      47,473     554,533       7,902       34,559     488,114
 Accounts receivable              2,550     106,205      45,223      17,402       13,951      41,305*
 Investment in
  capital notes and loans        20,333          --          --      17,735*          --          --
 Long-term loans                 64,263      10,366       5,889      68,904       10,700       3,005

                                105,606     170,182     617,998     112,008       63,798     541,034
                                =======     =======     =======     =======      =======     =======

Liabilities:

 Credits from banks
  and others                      5,573     209,248     756,726       2,798       35,720     378,769
 Trade payables                   1,028      22,397      51,244       2,922        5,961      47,796*
 Accounts payable                32,378       4,279     108,417      21,557        7,221      69,449
 Long-term liabilities
  and debentures (including
  current portion)               96,607      56,954          46     169,470      214,121          73
 Customers' deposits(**)         63,252          --          --      67,314           --          --
 Capital notes                       --          --         215          --           --         234

                                198,838     292,878     916,648     264,061      263,023     496,321
                                =======     =======     =======     =======      =======     =======

(*)   Reclassified

(**)  Partly bearing interest.

(***) Against the Customers' deposits, Supergas holds fixed assets on loan to its customers, which are adjusted to the Index in the financial statements. Regarding the linkage of Customers' deposits - see Note 15.

Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 122,700 thousand, Sonol holds fuel and refined products inventory amounting to NIS. 147,900 thousand, which is mainly Emergency Inventory valued according to the changes in the rate of exchange of the U.S. dollar as explained in note 2.C.1.

NOTE 18 - CAPITAL

      a.    Nominal values.

            Consist of:

                                              Authorized           Issued and Paid
                                             December 31,            December 31,*
                                            1998        1997        1998        1997
                                           NIS. (thousands)        NIS. (thousands)
            225,000,000 Ordinary
             shares of NIS. 1.- each     225,000     225,000     138,943      122,674
                                         =======     =======     =======      =======

            *     138,942,790 ordinary shares (1997 - 122,674,476 ordinary
                  shares). The share capital increased by conversion of debentures into shares. See note 14.B.

      b.    Earnings per ordinary share

            1. The net income used in computing earnings per NIS. 1.- par value of shares:

                                                              Year ended December 31,
                                                            1998       1997        1996
                                                             Adjusted NIS. (thousands)
                  Net income per Statements of Income     58,725     55,494      58,832
                  Add - Profit resulting from
                   conversion of debentures
                   (series 1 and 2)                        9,807         --          --
                  The net income used in computing
                   primary earnings per share             68,532     55,494      58,832
                  Add (Deduct) - theoretical
                   income (loss) deriving from:
                  Exercise of options (series 2)(*)           --         --      10,964
                  Conversion of debentures (series 1)         --      1,341      (2,608)
                  Conversion of debentures (series 2)         --      5,985      (4,317)

                  Net income used in computing
                   diluted earnings per share             68,532     62,820      62,871
                                                          ======     ======     =======

                  * Expired on February 28, 1997. (The balance of stock options outstanding on December 31, 1996 was 39,984,108 options).

            2. The par value of shares used in computing earnings per NIS. 1.- par value share:

                                                              Year ended December 31,
                                                             ----------------------------
                                                             1998        1997        1996
                                                             ----        ----        ----
                                                             Adjusted NIS. (thousands)
                                                             ----------------------------
                  Share capital used in computing
                   primary earnings per share             138,943     122,674     122,674
                  Add - theoretical share capital
                   that may derive from:
                  Exercise of options (series 2)
                  (see 1.above)                                --          --      39,984
                  Conversion of debentures (series 1)          --       6,250       7,500
                  Conversion of debentures (series 2)          --      20,168      24,201
                  The total shares used in computing      -------     -------     -------
                   diluted earnings per share             138,943     149,092     194,359
                                                          =======     =======     =======

            3. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a discount rate 6% (12.97 - 4.5%, 12.96 - 4.5%) for securities linked to the Index and 5% (12.97 - 6% 12.96 - 5.5%) for securities linked to the exchange rate of the U.S. dollar.

NOTE 19 - COST OF SALES

            Consist of:

                                                       Year ended December 31,
                                                     ----------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
                                                       Adjusted NIS. (thousands)
                                                     ----------------------------
            Petroleum products and other
             materials used*                    1,172,700   1,423,651   1,516,962
            Labor and sub-contract work            13,809      18,383      18,941
            Production costs                      102,720      91,955      64,119
            Depreciation                            3,518       4,148       3,870
            Batteries                              17,100      14,843      17,226
                                                ---------   ---------   ---------
            Total cost of sales                 1,309,847   1,552,980   1,621,118
                                                =========   =========   =========
            Decrease in inventories               (92,632)    (55,586)    (20,263)
                                                =========   =========   =========

            (*) Financing income deriving from the erosion of dollar linked credit used as a source of financing purchases of oil inventories is included in Cost of Sales.

NOTE 20 - SELLING AND MARKETING EXPENSES

            Consist of:

                                                        Year ended December 31,
                                                     ----------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
                                                       Adjusted NIS. (thousands)
                                                     ----------------------------
            Salaries                               86,419      75,407      70,062
            Advertising and promotion              12,609      15,856      14,888
            Depreciation and amortization          74,441      70,610      68,070
            Maintenance of buildings,
             plants and filling stations           26,926      30,372      32,059
            Rent                                   47,191      40,401      40,886
            Other expenses                         65,507      49,240      50,995
                                                  -------     -------     -------
                                                  313,093     281,886     276,960
                                                  =======     =======     =======

NOTE 21 - GENERAL AND ADMINISTRATIVE EXPENSES

            (1)   Consist of:

                                                       Year ended December 31,
                                                     ----------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
                                                      Adjusted NIS. (thousands)
                                                     ----------------------------
            Salaries                               39,719      32,004      31,661
            Depreciation and amortization           3,900       4,157       3,817
            Consulting, legal and audit             7,521       6,881       6,455
            Provision for doubtful accounts
             and bad debts                          4,416       5,872       2,547
            Other expenses                         13,160      12,579      11,588
                                                  -------     -------     -------
                                                   68,716      61,493      56,068
                                                  =======     =======     =======

            (2)   Costs of adjustment of computer system to the year 2000

            The costs of adjustment of computer systems to the year 2000 for consolidated companies and the Company are estimated in the amount of NIS. 540 thousand.

            Costs for the above, charged as current expenses during the year, amount to NIS. 130 thousand. See also Note 2.O.

NOTE 22 - FINANCING INCOME (EXPENSES), NET

            Consist of:

                                                       Year ended December 31,
                                                     ----------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
                                                      Adjusted NIS. (thousands)
                                                     ----------------------------
            Dollar linked debentures
             convertible to shares                (23,655)    (10,427)     11,844
            Long-term debt                          3,311       3,546       3,719
            Profit(loss) from securities, net      (2,481)      1,634       1,111
            Financing income from
             other receivables                     14,712      14,257      16,604
            Erosion of other monetary
             assets and liabilities, net          (13,928)    (34,965)    (54,765)
                                                  -------     -------     -------
                                                  (22,041)    (25,955)    (21,487)
                                                  =======     =======     =======

NOTE 23 - OTHER INCOME, NET

            Consists of:

                                                       Year ended December 31,
                                                     ----------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
                                                      Adjusted NIS. (thousands)
                                                     ----------------------------
            Rent                                    5,662       5,573       4,676
            Dividends received                      1,089       1,050         976
            Management fee                          6,835       7,102       2,331
            Income from construction projects:
            Financial income (1)                      130       2,781          --
            Income from the project (2)             1,440       7,188          --
            Investment in and loan to affiliated
             companies written off (3)             (1,257)     (9,111)         --
            Proceeds from sales of part of
             land (see note 25.C.2.e)               9,562          --          --
            Expenses regarding strike in
             a consolidated company                (2,125)         --          --
            Others                                 (2,274)         97         634
                                                   ------      ------       -----
                                                   19,062      14,680       8,617
                                                   ======      ======       =====

            (1) The income results as a consideration for a guarantee given by a consolidated subsidiary in favour of a bank that granted a loan to a third party for financing a building project of residential housing. The income is taken into account concurrently with the progress of the project which is at its final stages of completion.

            (2) In the year 1997 an agreement was signed between a consolidated subsidiary together with its partners in the project known as "Rubinstein Towers" and Revadim (Properties) Ltd. (hereafter - Revadim), a subsidiary of Bank Hapoalim Ltd., according to which Revadim acquired a material part of the land and building in the project. The building was in its final stages and has been transferred to Revadim as at the end of 1997 (the registration in the Land Registry Office has not yet been completed). The subsidiary company included in its financial statements the above income after taking into account provisions needed, according to the opinion of the management of the company, for completion of the project.

            (3)   Consists of:

                  a. Decrease in write-off of investment presented at cost (14%) in the amount of NIS. 1,152 thousand resulting from a increase in value (1997 - write off NIS. 3,738 thousand, 1996 - NIL)).

                  b. Provision for the decrease in value of loans granted to and investments in an affiliated company (50%) in the amount of NIS. 300 thousand (1997 - 5,373 thousand, 1996
                        - NIL).

                  c. Provision for decrease in value of loans granted and investments in an affiliated (50%) in the amount of NIS. 2,109 thousand (1997 and 1996 - NIL).

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

      b.    Deferred taxes

            The deferred taxes are regarding:

                                 Depreciable    Deductions      Liabilities    Others    Total
                                 fixed assets   and losses      for employee
                                                carry forward   rights upon
                                                for tax          retirement
                                                purposes
                                 ------------   -------------    -----------   ------    -----
                                                   Adjusted NIS. (Thousands)
                                 -------------------------------------------------------------
            Balance as of
            January 1, 1997        (22,436)          321            8,342      15,772     1,999
            Changes in 1997:
            Current*                 5,848           440            1,047        (616)    6,719
            Regarding previous
             years                   1,938            --               --          --     1,938
                                   -------         -----           ------      ------    ------
            Balance as of
            December 31,1997       (14,650)          761            9,389      15,156    10,656

            Changes in 1998:
            Current                  2,725          (271)             740      (3,359)     (165)
            Regarding previous
             years                      --            --               --        (151)     (151)
                                   -------         -----           ------      ------    ------
            Balance as of
            December 31,1998       (11,925)          490           10,129      11,646    10,340
                                   =======         =====           ======      ======    ======

            * Includes NIS. 463 thousand accumulated as of the date of acquisition of an initially consolidated subsidiary.

            The deferred taxes are presented in the balance sheet as follows:

                                                           December 31,   December 31,
                                                                1998           1997
                                                           ------------   ------------
                                                            Adjusted NIS. (thousands)
            Future tax benefits - in current assets            6,602          6,589
            Future tax benefits - long-term -in
            "intangible assets and deferred charges, net"      3,738          4,067
                                                              ------         ------
                                                              10,340         10,656
                                                              ======         ======

      c. The provision for taxes on income in the statements of income consists of:

                                                          Year ended December 31,
                                                        ---------------------------
                                                         1998       1997       1996
                                                        -----      -----       ----
                                                         Adjusted NIS. (thousands)
                                                        ---------------------------
            Current taxes including
             inflationary erosion of
             advance tax payments                      46,343     44,675     45,058
            Deferred taxes, net                           316     (8,194)    (3,226)
                                                       ------     ------     ------
                                                       46,659     36,481     41,832
            Provisions (Overprovisions)
             pertaining to prior years                    113     (1,277)     (378)
                                                       ------     ------     ------
                                                       46,772     35,204     41,454
                                                       ======     ======     ======

      d.    Final tax assessments:

            Supergas has received final tax assessements through the tax year 1994 and Vulcan has received final tax assessments through the tax year 1997. Sprint has received final tax assessments through the tax year 1996. The Company, Aloc, Sonapco, Chem Ami and Yad Mordechai have received final tax assessments through tax year 1991. Sonol has received final tax assessments through the tax year 1990.

      e. Reconciliation between the theoretical tax on the reported income and the tax on income included in the statements of income:

                                                           Year ended December 31,
                                                        ----------------------------
                                                        1998       1997         1996
                                                        ----       ----         ----
            Statutory rate of tax                        36%        36%          36%
                                                        ====       ====         ====
                                                          Adjusted NIS. (thousands)
                                                        ----------------------------
            The theoretical tax at the
             applicable tax rate                      41,727     32,666       36,440
            Erosion of advanced tax payments           1,266      1,037        1,696
            Differences in the definition of
             capital and assets for tax
             purposes and others, net                  3,666      2,778        3,696
            Overprovisions in respect of prior years     113     (1,277)        (378)
                                                      ------     ------       ------
                                                      46,772     35,204       41,454
                                                      ======     ======       ======

NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

      A.    Floating and fixed charges:

                                       December 31, 1998       Collateralized by
                                       -----------------       -----------------
                                    Adjusted NIS. (thousands)
                                    -------------------------
            Short-term bank                                    Floating charges on
             credits                          4,611            current assets of the
                                                               main subsidiaries.

            Short-term Loans from banks     961,363            Floating charges on
                                                               current assets of Sonol.

            Accounts payable and credit                        Floating charges on
             balances including                                current assets of Sonol
             interest on short-term loans     3,662

            Long-term bank loans             93,402            Floating charge on
                                                               current assets of Sonol,
                                                               Sonol Shani Agencies
                                                               Ltd., fixed charges
                                                               on all the assets of
                                                               Vulcan and fixed charges
                                                               on part of the fixed
                                                               assets of Milchen Sonol
                                                               Agency Ltd., Sonol Dan
                                                               Ltd. and Motoricka Ltd.

            Investment grants                    --            Floating charges on all
                                                               Vulcan's assets guaran-
                                                               teeing the fulfillment of
                                                               the terms related to the
                                                               receipt of such grants.
                                                               Although final approval
                                                               has been received the
                                                               charges have not yet been
                                                               cancelled.

            Convertible debentures                             Floating charge
             (Including interest)            56,924            subordinated to other
                                                               floating charges on all
                                                               the assets of the
                                                               Company.

      B.    Liabilities and contingencies:

            1.    Indemnification and Insurance of directors and senior officers

                  The Articles of Association of the Company enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

            2.    Pending litigation

                  a. Claims (mainly legal claims) arising in the normal course of business have been lodged against subsidiaries and affiliated companies. Regarding part of the said claims appropriate provisions have been made. In the opinion of the companies' managements, based on the opinions of legal counsel, the provisions made are sufficient.

                  b. A claim has been submitted against Sonol by a customer owning land leased to Sonol on which a filling station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff and a monetary claim against Sonol in the amount of approximately NIS. 6 million. In the opinion of Sonol's legal counsel, the claim's prospects (as far as the monetary claim is concerned) are weak.

                  c. As a result of arbitration proceedings between the Fuel Authority and the Agents' organization and station owners, in which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's ruling was confirmed by the district court. The Fuel Authority, in turn, demanded that the fuel marketing companies reimburse the station owners for the depreciation (to the extent payable) since it claims that the depreciation component was previously recognized by the Fuel Authority within the framework of the Price Structure. In the opinion of Sonol's legal counsel, there is no basis for the Fuel Authority's demand. In accordance with the arbitration ruling, twenty five third party proceedings have been filed by the Government against Sonol regarding claims filed against the Government by station owners for the reimbursement of the investment in the construction of stations. The total amounts to NIS. 39 million and, in the opinion of the company's legal counsel, there is no basis for these claims as far as they relate to Sonol.

                  d. Three claims were lodged against an affiliated company and against its shareholders, which include Sonol. The total amount of the claims is approximately NIS. 59.4 million relate to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff alleges) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a sound defense against the claims.

                  e. A filling station operator, who received operating rights within the framework of an arrangement between invalids and the rehabilitation department of the Ministry of Defense, the Israel Lands Authority and the fuel companies, has filed a claim in court against Sonol for a ruling declaring the cancellation of agreements between him and Sonol, claiming them to be restrictive trade agreements in accordance with the Law for Restrictive Trade Agreements. In the opinion of Sonol's legal counsel, it is too early to determine the defense's prospects at this early stage of deliberations.

                  f. On December 10, 1998 the owners of one of Sonol's agencies filed a claim against Sonol in the amount of approximately NIS. 30 million on account of various losses incurred, in their opinion, as a result of Sonol's stopping to supply them with fuel products and on account of other obligations that Sonol did not fulfill. The owners have asked the court to declare all agreements entered into between them and Sonol null and void. Sonol, on January 10, 1999 filed its defense in which it denied and refuted all the plaintiff's claims. In Sonol's estimation, the Agency's owners' chances of success are not high and Sonol has a reasonable chance of defending its position.

                        On January 21, 1999 Sonol filed a claim against the owners of the same Agency in the amount of approximately NIS. 31 million on account of the non-payment of amounts due on account of fuel products supplied to them, compensation on account of various damages incurred, and also asked the court to enforce a memorandum of agreement signed by the parties on March 22, 1998. On February 8, 1999 Sonol filed an additional, separate claim in the amount of approximately NIS. 6.7 million against the owners of the agency on account of an unpaid balance of a loan. At this time, the defendants have not submitted their defense, and therefore, it is difficult to estimate the chances of success of the first claim, while there appears to be a good chance of success in the second claim.

                  g. A request for approval by the court of a law suit as a class action for payment of compensation was filed against the consolidated company Supergas, Pazgas (1993) Ltd. and Amisragas, the American Israeli Gas Corporation Ltd.

                        The suit involves two main claims raised by the plaintiffs - the Consumer Protection Authority and three customers. The first - that the gas companies marketed to customers gas in cylinders in lesser quantities than the quantities declared with respect to two types of common cylinders (13 and 48 Kilogram), the second - that at the time the cylinders are returned to the gas companies, unused quantities of gas remain in the cylinders and, despite this, the gas companies do not credit the customers for the returned gas. The plaintiffs did not specify the precise amounts they are claiming, but they estimated that the amount of the claim against all the gas companies for the last 10 years totals approximately NIS. 3 billion. The plaintiff's motion for court approval as a class action was denied.

                  h. A group of greenhouse owners, claiming damage caused to them in the amount of approximately NIS. 7.6 million as a result of using defective light fuel oil produced by the Oil Refineries Ltd. and sold to them by the oil marketing companies, has filed a claim against the consolidated company, Sonol Israel Ltd., Oil Refineries Ltd., Paz Oil Company Ltd., Delek the Israel Fuel Corporation Ltd. and Alon Israel Oil Company Ltd. In the opinion of Sonol's Management, Sonol has a sound defense against this claim and has, in addition, insurance coverage included in a product liability policy.

                  i. Two filling station owners have filed claims in court against the consolidated company, Sonol, in the amount of approximately NIS. 10 million, claiming that the Company owes them commission differentials on account of prior years. At this time, it is too early to estimate the prospects of the success of these claims.

      C. The consolidated subsidiary companies are committed as of balance sheet date as follows:

            1.    Commitments:                                 Adjusted NIS. (thousands)
                                                               -------------------------
                  Acquisition of fixed assets                           300,844
                  Suppliers of fuel, luboils and parts                   88,387
                  Rental leases and obligations in accordance
                   with signed agreements with agencies
                   for the use of their outlets for marketing
                   Sonol's products over various periods(*)             461,511
                  Acquisition and maintenance of
                   a computer  and other equipment
                   over periods of up to five years                       2,559

            (*) The rental liability for each of the years following December 31, 1998 is as follows:

                      1999                                               39,942
                      2000                                               38,116
                      2001                                               29,924
                      2002                                               27,640
                      2003                                               26,227
                      2004 and thereafter                               299,662
                                                                        -------
                                                                        461,511
                                                                        =======

            2.    Commitments for investments:

                  a. In 1996 a consolidated company signed an agreement for its participation in a limited partnership to establish a tourist attraction. The investment by the consolidated subsidiary (including loans and guarantees) is expected to reach an amount of up to NIS. 17,500 thousand linked to the representative rate of the U.S. dollar, for which it will obtain a 35% share in the limited partnership. As of the balance sheet date, the Company invested approximately NIS. 2,800 thousand.

                  b. In 1997, a consolidated company, signed an agreement to invest in a venture capital fund the amount of approximately NIS. 5,000 thousand. As of the balance sheet date, the company has invested approximately NIS. 1,900 thousand.

                  c. In 1997, a consolidated company signed an agreement to acquire rights to land and a building to which its offices will be relocated. The company committed itself to invest NIS. 21,700 thousand, of which approximately NIS. 18,400 thousand has been paid as of the balance sheet date.

                  d. In 1998, a consolidated company entered into an agreement to invest approximately NIS. 2,000 thousand in a venture capital fund. As of the balance sheet date, NIS. 360 thousand has been invested.
                  e. In 1998, a consolidated company entered into an agreement to sell 50% of its rights in a plot of land situated in Tel-Aviv for an amount of NIS. 30,600 thousand, linked to the Consumer Price Index. The balance not yet received as of the balance sheet date amounts to approximately NIS. 14,000 thousand. The Company also signed an agreement with the buyer to construct a joint building project on the land. The project will include, inter alia, a 20 story office building covering an area of approximately 23,000 m. and underground parking facilities. The project is currently in the planning stages and agreements with building contractors have not yet been signed. In addition, the Company signed an agreement whereby it agreed to pay approximately NIS. 11.3 million, linked to the Consumer Price Index, to the city of Tel-Aviv.

            3.    Other commitments

                  On June 1, 1998 the Company signed a Financial Incentive ("award") Agreement with its senior managers based on the appreciation in the value of the Company's common stock.

                  The award program is a cash payment for the appreciation in the value of approximately 2.3 million of the Company's common stock (correct as of December 31, 1998 after adjustment for convertible securities).

                  The appreciation in value of the common stock is computed according to the difference between the price of shares on the stock exchange at the date of the manager's notice of the exercise of his right, and between the stipulated basis price of the shares (471 points), as adjusted for the Consumer Price Index known on the date of exercise of the right.

                  The basis price and the number of shares in the program are subject to adjustments for distribution of bonus shares, conversion of convertible securities, exercise of rights by common shareholders, merger or disolution of the Company and distribution of dividends.

                  Pursuant to the Agreement, the award is granted in three installments. Up to December 31, 1998, the right of the managers to exercise two portions was vested, and of which notice to exercise the rights for one portion was given. The right to exercise the final portion will commence December 31, 1999.

                  Compensation expenses related to the award program are recorded in the profit and loss statement on the accrual basis for each of the portions according to the vesting period from the date of the Agreement and until the date of the vesting of the right to exercise. The amount recorded as compensation expense as of the balance sheet date was NIS. 4,982,000. The unrecorded amount relating to the balance of the vesting period, based on the price of the shares and the number of shares outstanding as of December 31, 1998, totalled NIS. 896,000.

      D. The consolidated subsidiaries have contingent liabilities as of the balance sheet date in respect of:

                                                               Adjusted NIS. (thousands)
                                                               -------------------------
            1.    The consolidated subsidiary Supergas has
                  given a guarantee in favor of a bank
                  regarding a loan given by the bank to a
                  partnership (in which Supergas is a
                  partner). The loan has been repaid, but
                  the guarantees have not yet been cancelled               --

            2.    Various guarantees.                                   5,538

            3.    Sonol is a guarantor to a bank for loans
                  granted by the bank to a filling station
                  owner who has leased the station to Sonol.            3,453

            4.    Sonol is a guarantor to a bank on account
                  of a loan granted by the bank to one of
                  Sonol's agencies.                                       972

            5.    Sonol has given a guarantee to one of its
                  customers on account of a tender for the
                  supply of fuel products.                              2,000

            6.    Vulcan has given a guarantee to a
                  government agency assuring the supply of
                  its products. The guarantee is
                  collateralized by a floating charge on all
                  the assets of Vulcan.                                   330

            7.    Sonol is a guarantor to a bank on account
                  of a loan granted by the bank to an
                  affiliated company for financing acquired
                  equipment.                                              832

            8.    Sonol has guaranteed compensation to one
                  of its suppliers for any damages caused to
                  the supplier as a result of the temporary
                  remedy given to Sonol by the court, if it
                  becomes evident that there was no basis
                  for Sonol's request from the court.                   1,170

            9.    Sonol is a guarantor to a bank in respect
                  to an agreement entered into with the city
                  of Tel-Aviv                                           3,046

            10.   The Company is a guarantor to a bank on
                  account of its part in a consortium which
                  will compete in a tender offer for the
                  building of a power plant                             1,830

            11.   Sonol is a guarantor to a bank on account
                  of a loan taken by one of its affiliated
                  companies.                                            1,150

            12.   As part of legal proceedings currently
                  being heard against customers of a
                  subsidiary company regarding the
                  collection of open balances, the court has
                  required that such subsidiary provide
                  suitable guarantees                             Unlimited amount

            13.   The consolidated company, Granite Hacarmel
                  Properties (1993) Ltd., has given a
                  guarantee to a Government agency
                  guaranteeing the payment of all debts
                  relating to the sale of a plot of land                4,415

            14.   Guarantees given to Customs and Excise
                  Department for payment of customs duty,
                  purchase and other taxes that may be due
                  to that Department by the Company, Sonol
                  and a related Company.                          Unlimited amount

      E.    Credit Risks

            1. The maximal credit risks of the Company regarding its financial assets do not exceed the book value of the financial assets less the existing collaterals held by the Company.

            2. Concentration of credit risks are created by the fact, that the consolidated company's customers and long-term receivables (long-term loans granted) are of similar character (independent fuel agencies). The highest balance is that of an agent whose current balance (included in trade receivables) and whose long term balance (included in long-term loans) total approximately NIS. 55 million. Against a portion of amounts due from customers, the Company has collateral as is acceptable in the industry. The financial statements include specific provisions for receivables the collection of which is doubtful in the opinion of the management.

      F. Uncertainity resulting from modifying of computer systems to the year 2000

            The issue of the year 2000 derives from the design of many computer systems alloting two places instead of four in identifying the year. In relating to dates, systems might identify the year 2000 as the year 1900 or any other date, thus causing mistakes in processing data in the year 2000. In addition, similar problems may arise in systems using various dates in the year 1999 to reflect items other than the date. Effect of the year 2000 issue may occur prior to, on or after January 1, 2000. Inadequate attention to the aforesaid problems may influence the activities of the Company and affect financial reporting. The magnitude of the problem will vary with the circumstances and may manifest itself as insignificant mistakes or in the collapse of whole systems which may affect the organization's ability to continue normal operations. There is no way to ascertain that a complete solution to all aspects of the year 2000 issue affecting the organization will be found including those relating to the efforts of customers, suppliers or other outside parties.

NOTE 26 - RULING BY THE CONTROLLER OF RESTRICTIVE TRADE PRACTICES AND PROPOSED LAW FOR THE FUEL SECTOR

      A. Sonol and Delek, the Israel Fuel Corporation Ltd.(hereinafter "Delek") jointly own the rights to "Dalkan 2000", a computerized system for marketing fuel products (primarely to automobile fleets). On January 26, 1997, the Controller of Restrictive Trade Practices ruled that the joint marketing arrangement of the "Dalkan 2000" system by Sonol and Delek is a restrictive trade agreement. As a result of the position taken by the Controller, both Sonol and Delek agreed to separate the "Dalkan 2000" system between themselves so that each company will operate an independent system in a manner that will enable customers, in accordance with their own preference, to enter into an agreement with either of the companies. The separation agreement was implemented during 1998.

      B. A private legislative proposal dealing with the shortening of the terms of exclusive agreements entered into between the fuel marketing companies and filling station owners and operators passed its first reading in the previous Knesset. The Economics Committee of the current Knesset decided that the rule of "Continuity" will be in effect regarding this proposal, and to initially require the legislation of rules regarding future commitments of the fuel companies with filling station owners and only, thereafter, to deal with the issue of exclusive agreements entered into in the past. Subsequently, the Law of the Fuel Economy (Promotion of Competition (Correction) 1998, was enacted in July, 1998. The Law deals with future commitments by the fuel companies and empowers the Minister of National Infrastructures to determine rules after consulting with the Controller of Restrictive Trade Agreements and after having received approval by the Economics Committee of the Knesset, regarding automatic filling systems (Dalkanim and Pazomatim) and their operation. These rules will apply to all the fuel companies.

      C. A draft proposal of legislation by the Ministry of Energy and Infrastructure regarding the term of exclusive contracts between the fuel marketing companies and station owners has been forwarded to government ministries, the president of the Supreme Court and law faculties for their initial comments.

      D. As part of the Ministry of Energy's policy to separate the holding of Emergency Inventories of crude oil and product inventories from the companies' operating inventories, the Fuel Authority has designated several tanks at various storage locations for the holding of Emergency Inventories, effective as of July 1, 1998. Furthermore, a tender offer has been published to determine the party which will hold the Emergency Inventories, which have to date been held by the major fuel marketing companies. The final date for the tender has been postponed.

            At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Sonol in particular.

NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

      a.    Income and expenses from interested and related parties.

            1.    Consist of:

                                                            Year ended December 31,
                                                          --------------------------
                                                1998                  1997                  1996
                                              -------                ------                ------
                                                          Adjusted NIS. (thousands)
                                              ---------------------------------------------------
                                        Interested  Related   Interested  Related   Interested  Related
                                        parties     parties   parties     parties   parties     parties
                                        ----------  -------   ----------  -------   ----------  -------
                  Financing expenses        131         111     1,217         142        84          --

                  Financing income           --         348        --         489        --         545

                  Income from
                  Management Services        --       6,835        --       6,848        --       2,331

                  Purchases               9,929          --        --          --        --          --

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

            3. Sonol purchases most of the fuel products from Oil Refineries Ltd., which is obligated to supply its products to the fuel marketing companies at the refinery gate price which is under government control.

      b.    Benefits to interested parties

                                                        Year ended December 31,
                                           Number    ----------------------------
                                             of      1998         1997      1996
                                           persons   ----         ----      ----
                                           -------     Adjusted NIS. (thousands)
                                                     ----------------------------
            1.    Interested party
                  employed by the company     1     6,437*       1,527     1,417

            2.    Directors                  22       706          720       529**

            * Includes NIS. 3,606 thousand on account of severance arrangements and an incentive award (Note 25.c.3).

            ** Includes overprovision from 1995 in the amount of NIS. 218 thousand.

NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

      c.    Balances with interested and related parties

                                         December 31, 1998           December 31, 1997
                                      ----------------------       ---------------------
                                                   Adjusted NIS. (thousands)
                                      --------------------------------------------------
                                      Interested    Related        Interested   Related
                                      parties       parties        parties      parties
                                      ----------    -------        ----------   -------
            Current assets:
             Trade receivables             --           669          9,801        2,838
             Accounts receivable           --            66             --          753
                                        -----         -----         ------        -----
                                           --           735          9,801        3,591
                                        =====         =====         ======        =====

            Loans and capital notes
             to subsidiary companies                 20,333                      17,735
                                                     ======                      ======

             The highest balance with
              interested parties
              during the year          11,860                       10,309
                                       ======                       ======

            Current liabilities:
             Credits from banks
             and others                    --         5,573             --        2,798
             Trade payables             9,929         3,204             --        2,585
             Accounts payable              --           375             --          280
                                       ------         -----         ------        -----
                                        9,929         9,152             --        5,663
                                       ======        ======         ======        =====

            The highest balance
             with interested
              parties during
              the year                  9,929                       16,786
                                       ======                       ======

            Commitment to purchase
             fuel products from
             an interested party       11,939                           --
                                       ======                       ======

NOTE 28 - SUBSEQUENT EVENT

      1. Subsequent to the balance sheet date, Sonol, as part of the group's reorganization, transferred all its holdings of shares in Vulcan Batteries Ltd. (approximately 84%) to the Company. The transfer was made at market prices and has not effect on the Company's Financial Statements.

      2. Subsequent to the balance sheet date, the Company concluded an agreement to purchase the 50% remaining balance of ownership and control (shares and shareholders' loans) in Otzem Promotion and Investments (1991) Ltd. for the shekel equivalent of approximately $ 800 thousand.

NOTE 29 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS

      The financial records of the Company and its consolidated subsidiaries are maintained on a current basis in historical nominal New Israel Shekels.

      The translated consolidated financial statements, stated in U.S. dollars, have been prepared in accordance with generally accepted accounting principles for use in connection with the preparation of the financial statements of a U.S. shareholder.

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

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     Translated to U.S. Dollars
                                                            December 31,
                                                    -----------------------------
                                                        1998             1997
                                                        ----             ----
Current assets
 Cash and cash equivalents                             2,368            2,220
 Marketable securities                                 2,099            1,232
 Trade receivables                                   149,228          138,228
 Accounts receivable                                  41,396           23,688*
 Inventories                                          48,642           76,737
                                                     -------          -------
                                                     243,733          242,105
                                                     -------          -------
Investments, long-term loans and debit balances
 Subsidiaries, affiliated companies and others        37,858           36,766
 Long-term loans                                      19,356           21,509
 Future tax benefits                                       2              623
                                                     -------          -------
                                                      57,216           58,898
                                                     -------          -------
Fixed assets
 Cost                                                268,717          246,381
 Less: Accumulated depreciation                      125,378          112,240
                                                     -------          -------
                                                     143,339          134,141
                                                     -------          -------
Intangible assets and deferred charges, net           12,612           12,564
                                                     -------          -------
                                                     456,900          447,708
                                                     =======          =======

* Reclassified.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      Translated to U.S. Dollars
                                                     ----------------------------
                                                              December 31,
                                                     ----------------------------
                                                          1998             1997
                                                          ----             ----
Current liabilities
  Credits from banks and others                        255,839          127,285
  Current portion of convertible debentures              3,091           11,387
  Trade payables                                        17,998           14,763*
  Accounts payable                                      34,861           25,729
                                                       -------          -------
                                                       311,789          179,164
                                                       -------          -------
Long-term liabilities
  Long-term loans                                          860           25,365
  Debentures convertible into shares
   of the company (I)                                    9,772           43,161
  Customers' deposits                                   15,205           17,526
  Liabilities for employee rights upon retirement, net   3,405            3,084
  Capital notes issued by a consolidated company            52               61
                                                       -------          -------
                                                        29,294           89,197
                                                       -------          -------
Minority interest                                        3,152            2,813
                                                       -------          -------
Shareholders' equity                                   112,665          176,534
                                                       -------          -------
                                                       456,900          447,708
                                                       =======          =======

* Reclassified

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                  Translated to U.S. Dollars
                                                -------------------------------
                                                    Year ended December 31,
                                                -------------------------------
                                                   1998        1997        1996
                                                   ----        ----        ----
Revenues:
 Sales                                          793,106     873,668     871,091
 Less: Government imposts                       339,228     352,963     337,685
                                                -------     -------     -------
 Net sales                                      453,878     520,705     533,406
 Other income, net                                6,833       5,137       2,777
                                                -------     -------     -------
                                                460,711     525,842     536,183
                                                -------     -------     -------
Costs and expenses:
 Cost of sales                                  327,708     403,680     417,201
 Selling, general and
  administrative expenses                        76,162      70,695      68,804
 Depreciation and amortization                   15,634      14,251      12,756
 Financing expenses, net                          5,903       7,558       6,033
                                                -------     -------     -------
                                                425,407     496,184     504,794
                                                -------     -------     -------
Operating income before taxes on income          35,304      29,658      31,389
Taxes on income                                  11,695      10,494      10,554
                                                -------     -------     -------
Operating income after taxes on income           23,609      19,164      20,835
Company's share in income (loss)
 of affiliates, net                               1,052       (865)           2
Minority interest in income
 of consolidated subsidiaries                      (215)        10         (557)
                                                -------     -------     -------
Net income for the year                          24,446      18,309      20,280
                                                =======     =======     =======

Earnings per ordinary share:

Primary                                            0.18        0.15        0.17
                                                   ====        ====        ====

Fully diluted                                      0.18        0.13        0.14
                                                   ====        ====        ====

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                       Translated to U.S. Dollars
                                                     --------------------------------
                                                                          Other
                                                                          Accumulated
                                      Common  Capital         Retained    Comprehensive
                                      Stock   Reserves(II)    Earnings    income*          Total
                                      ------- ------------    --------    -------------    -----
Balance as at January 1, 1996:        55,735     36,006         62,826           --       154,567

Changes in 1996:

Net income for the year                   --         --         20,280           --        20,280

Dividend paid                             --         --         (8,520)          --        (8,520)

                                      ------     ------       --------      -------      --------
Balance as at December 31, 1996       55,735     36,006         74,586           --       166,327

Changes in 1997:

Net income for the year                   --         --         18,309           --        18,309

Unrealized gains on
securities                                --         --             --          379           379

Dividend paid                             --         --         (8,481)          --        (8,481)
                                      ------     ------       --------      -------      --------
Balance as at December 31, 1997       55,735     36,006         84,414          379       176,534

Changes in 1998:
Issuance of shares                     3,864     28,300**           --           --        32,164

Net income for the year                   --         --         24,446           --        24,446

Unrealized gain (losses)
 on securities                            --         --             --         (249)         (249)

Reclassification adjustment
 for gains included in net income         --         --             --         (146)         (146)

Proceeds from the sale of
 the Company's shares by a
 consolidated company, net                --         22             --           --            22

Dividend paid                             --         --       (120,106)          --      (120,106)
                                      ------     ------       --------      -------      --------
Balance as at December 31, 1998       59,599     64,328        (11,246)         (16)      112,665
                                      ======     ======       ========      =======      ========

* Deriving from unrealized gains (losses) on marketable securities. Tax effect is immaterial.

**    Net of shares' issuance expenses in the amount of $ 420 thousand.

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

            The proceeds of the public offerings have been allocated to the securities issued on the basis of their fair market prices at the beginning of trading on the stock exchange. As a result, the debentures are carried at their discounted values as follows:

                                                        U.S. Dollars (thousands)
                                                       --------------------------
                                                              December 31,
                                                       --------------------------
                                                          1998             1997
                                                          ----             ----
            Debentures (Series 1 and 2) - face value    13,677           55,258
            Discount (Series 1) (*)                        814            1,339
                                                        ------           ------
                                                        12,863           53,919
            Less current portion                         3,091           10,758
                                                        ------           ------
                                                         9,772           43,161
                                                        ======           ======

            (*) The discount is being amortized over the remaining period until maturity.

            See note 14.B.

      (II) The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be disposed of," these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1998, the adoption of SFAS 121 did not have a material effect on the Company.

                  LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES

                                                          Holding and Control
                                                          at balance sheet date
                                                          ---------------------
                                                                    %
                                                                   ---
Consolidated Subsidiaries
-------------------------
Sonol Israel Ltd.                                                  100
Vulcan Batteries Ltd.                                               84
Sprint Motors Ltd.                                                 100
Sprint Motors Agencies (1995) Ltd.                                 100
Milchen Sonol Agency Ltd.                                           67
Sonol J-M Ltd.                                                      70
Sonol Dan (1992) Ltd.                                              100
Allied Oils and Chemicals Ltd.                                     100
Sonol Yad Mordechai (1972) Ltd.                                     59
Chem Ami Ltd.                                                      100
Sonapco Bank Street Corporation                                    100
Supergas Israel Gas Distribution Company Ltd.                      100
Supergas Hanegev Ltd.                                               65
Supergas Rehovot 89 Ltd.                                            90
Supergas Heating (1984) Ltd.                                       100
Granite Hacarmel Holdings (1993) Ltd.                              100
Granite Hacarmel Properties (1993) Ltd.                            100
Granite Hacarmel O.Y. Holdings Ltd.                                100

Granite Hacarmel Development Holdings Ltd.                         100
Granite Hacarmel Development Ltd.                                  100
Granite Hacarmel Industries Holdings Ltd.                          100
Granite Hacarmel Industries Ltd.                                   100
Granite Hacarmel Y.A. Holdings Ltd.                                100
Granite Hacarmel NZV Holdings Ltd.                                 100
Granite Hacarmel Motoricka Holdings Ltd.                           100
Granite Hacarmel Energy (1997) Ltd.                                100
Granite Hacarmel Energy Holding Ltd.                               100
Sonol Agencies Shovas (1996) Ltd.                                   60
Sonol Cnaan Ltd.                                                    51
Sonol Shani Agencies Ltd.                                           51
M. Solomon & Co. Gas Agencies Ashkelon Ltd.                         51

Affiliated Companies
--------------------
Aviation Services Ltd.                                              22.5
Tanker Services Ltd.                                                25
United Petroleum Export Company Ltd.                                25
Otzem Promotion and Investments (1991) Ltd.                         50
Texma Chemicals Ltd.                                                50
Yarok Az Ltd.                                                       22.9
Etzion Gas Products (1998) Ltd.                                     50
Lev Magor Management and Services Ltd.                              50
Park Cible Management and Holdings Ltd.                             50
Nitzba Holdings (1995) Ltd.                                         10.4
Orpak Industries (1983) Ltd.                                        10
Sonor Ltd.                                                          50
Park Mini Israel - Limited Patnership                               35
Mini Israel Ltd.                                                    35

The above list does not include inactive and/or immaterial affiliated companies and other companies.

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

                           [BRIGHTMAN ALMAGOR & CO.]

                      AUDITORS' REPORT TO THE SHAREHOLDERS
                                 OF AM-HAL LTD.

We have audited the accompanying balance sheets of Am-Hal Ltd. ("the Company"), and the consolidated balance sheets of the Company and the consolidated Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows of the Company for each of the three years in the period ended December 31, 1998, and the consolidated statements of operations and of cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of a partnership, whose assets constitute approximately 40% of consolidated total assets as of December 31, 1998 (approximately 11% as of December 31, 1997). The financial statements of the partnership were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in respect of the aforementioned partnership, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Auditors' Regulations (Auditor's Mode of Performance) - 1973. For purposes of these financial statements, there are no material differences between generally accepted auditing standards in Israel and those in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The aforementioned financial statements have been prepared on the basis of historical cost, adjusted for changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. A summary of the Company's nominal data, which serve as the basis for the adjusted financial statements, are presented in Note 25.

In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31, 1998 and 1997, the results of activities, the changes in shareholders' equity and cash flows of the Company and on a consolidated basis - for each of the three years and two years, respectively, in the period ended December 31, 1998 in accordance with generally accepted accounting principles in Israel which, with respect to these financial statements, are substantially identical to generally accepted accounting principles in the U.S., except as detailed in Note 24 to the financial statements.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.


/s/ Brightman Bar-Levav Friedman & Co.
Brightman Bar-Levav Friedman & Co.
Certified Public Accountants

Tel Aviv, February 16, 1999

                        [LETTERHEAD OF SHLOMO ZIV & CO.]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF

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

In our opinion, the above mentioned financial statements present fairly, in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in its shareholders' equity and cash-flows for each of the three years, the latest ended December 31, 1996, in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to the financial statements of the Company, such accounting principles are practically identical).

Pursuant to Section 211 of the Companies Ordinance (New Versions)- 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the Company's books.

                                        SHLOMO ZIV & CO.
Tel-Aviv, March 18, 1997                /s/ [ILLEGIBLE]
                                        Certified Public Accountants (Isr.)

                  [LETTERHEAD OF COHEN, EYAL, YEHOSHUA & CO.]

                             AMPAL ENTERPRISES LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                            SPECIAL PURPOSE STATEMENT

We have audited the balance sheets of Ampal Enterprises Ltd. as at December31, 1996 and 1995, the related statements of profit and loss, the statement of changes in shareholders' equity and the statement of cash flows for each of the three years in the period ended December 31, 1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                             /s/ COHEN, EYAL, YEHOSHUA & CO.
                                             Cohen, Eyal, Yehoshua & Co.
                                             Certified Public Accountants (Isr.)

March 10, 1997

                        [LETTERHEAD OF FAHN, KANNE & CO.]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          AMPAL FINANCIAL SERVICES LTD.


We have audited the balance sheets of AMPAL FINANCIAL SERVICES LTD. as of December 31, 1996 and 1995 and the related statements of income and shareholders' equity and cash flows for the three years in the period ended December 31,1996, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

In our opinion, the above mentioned financial statements present fairly the financial position of the Company as of December 31,1996 and 1995 and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1996, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 13) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1996 and 1995, the results of its operations, the changes in shareholders' equity and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

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


                                             /s/ Fahn, Kanne & Co.
                                             Fahn, Kanne & Co.
                                             Certified Public Accountants (Isr.)

                        [LETTERHEAD OF SHLOMO ZIV & CO.]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF

                            AMPAL HOLDINGS (1991) LTD


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

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statement themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of the historical cost as adjusted for the changes in the general purchasing power of the Israel currency, in accordance with opinions issued by the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 8 to the financial statements.

In our opinion, the above mentioned financial statements present fairly, in conformity with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, the changes in the shareholders' equity and cash-flows for each of the three years, the latest ended December 31, 1996 in conformity with accounting principles generally accepted in the United States and in Israel (as applicable to the financial statements of the Company, such accounting principles are practically identical).

Pursuant to Section 211 of the Companies Ordinance (New Versions) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above statements is given according to the best of our information and the explanations received by us and as shown by the Company's books.

                                        SHLOMO ZIV & CO.
Tel-Aviv, March 6, 1997                 /s/ [ILLEGIBLE]
                                        Certified Public Accountants (Isr.)

                                                                      Number 480
                                                             tel, March 11, 1999


                        [LETTERHEAD OF FAHN, KANNE & CO.]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                         AMPAL INDUSTRIES (ISRAEL) LTD.

We have audited the balance sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of December 31, 1998 and 1997 and the related statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 1998, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management.

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

In our opinion, based on our audit and the reports of other auditors, the above mentioned financial statements present fairly the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1998, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 19) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1998 and 1997, the results of its operations, the changes in shareholders' equity and its cash flows, for each of the three years in the period ended December 31, 1998, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding this difference is summarized in Note 20 to the financial statements.


                                             /s/ Fahn, Kanne & Co.
                                             Fahn, Kanne & Co.
                                             Certified Public Accountants (Isr.)

                        [LETTERHEAD OF HAFT & HAFT & CO.
                           INCL. STRAUSS, LAZER & CO.]

                               AMPAL (ISRAEL) LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                            SPECIAL PURPOSE STATEMENT


We have audited the accompanying consolidated balance sheets of Ampal (Israel) Ltd, as of December 31, 1996 and 1995, and the related statements of profit and loss, changes in shareholders' equity and cash flows for each of the two years ended on those dates, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance). - 1973. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether originating in an error in the financial statements or in a misrepresentation included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company on a consolidated basis as of December 31, 1996 and 1995 and the results of operations, changes in shareholders' equity and cash flows of the Company on a consolidated basis for each of the two years ended on December 31, 1996 and 1995, in accordance with generally accepted accounting principles in Israel.

Also, in our opinion, the unconsolidated financial statements based on nominal data (Note 25) present fairly, in nominal terms, the unconsolidated financial position of the Company as at December 31, 1996 and 1995, and the results of its operations, the changes in shareholders' equity and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding the method of translation to U.S. dollars and the above mentioned differences are summarized in Note 25F to the financial statements.

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


                                             /s/ H.H.S.L. Haft & Haft & Co.
                                             H.H.S.L.  Haft & Haft & Co.
                                             Certified Public Accountants (Isr.)

March 10, 1997

                   [LETTERHEAD OF COHEN, EYAL, YEHOSHUA & CO.]

                              AMPAL PROPERTIES LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                            SPECIAL PURPOSE STATEMENT


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

In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996, in accordance with generally accepted accounting principles. Also, in our opinion, the financial statements based on nominal data (Note 8) present fairly, in nominal terms, the financial position of the Company as at December 31, 1996 and 1995, the results of its operations, changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of the historical cost convention.

Without qualifying our opinion, we call attention to the Company's accumulated losses, which substantially exceed its capital.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The data regarding the method of translation to U.S. dollars and the above mentioned differences are summarized in Note 8E to the financial statements.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all of the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.


                                             /s/ COHEN, EYAL, YEHOSHIA & CO.
                                             Cohen, Eyal, Yehoshia & Co.
                                             Certified Public Accountants (Isr.)

March 10, 1997

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

                           [BRIGHTMAN ALMAGOR & CO.]


                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. ("the Company") as of December 31, 1998 and 1997, and the consolidated balance sheets as of such dates, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the years then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. Comparative figures in the financial statements for the year ended December 31, 1996 were audited by other auditors whose report, dated February 10, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31, 1998 and 1997, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for the years then ended in accordance with generally accepted accounting principles.

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


/s/ Brightman Bar-Levav Friedman & Co.
Brightman Bar-Levav Friedman & Co.
Certified Public Accountants

Haifa, February 3, 1999

                       [LETTERHEAD OF RONEL STETTNER & CO]

                      [CERTIFIED PUBLIC ACCOUNTANT ISRAEL]


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

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

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

                       [LETTERHEAD OF RONEL STETTNER & CO]

                      [CERTIFIED PUBLIC ACCOUNTANT ISRAEL]


Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of historical net income (loss) and shareholder's equity to the extent summarized in Note 24(g) to the financial statements.



Haifa, Israel,                              RONEL STETTNER & CO
February 10, 1997                           /s/ Ronel Stettner & Co
                                            Certified Public Accountant (Israel)

[ERNST & YOUNG LOGO]


                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                 CARMEL CONTAINER SYSTEMS LTD. AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. ("the Company") and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of subsidiaries, which statements reflect total assets constituting 21% and 20% as of December 31, 1997 and 1998, respectively, and total revenues constituting 32%, 34% and 32% of the related consolidated totals for each of the three years in the period ended December 31, 1998. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards in the United States and Israel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement either originating within the financial statements themselves or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     The aforementioned consolidated financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, as required by the Statements of the Institute of Certified Public Accountants in Israel.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmel Container Systems Ltd. and its subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel which differ in certain respects from those followed in the United States (see Note 22 to the consolidated financial statements).



                                               /s/ KOST, FORER & GABBAY
                                               ------------------------
Tel-Aviv, Israel                                  KOST, FORER & GABBAY
March 4, 1999                              Certified Public Accountants (Israel)

                           [LETTERHEAD OF PORAT & CO.]
                      CERTIFIED PUBLIC ACCOUNTANTS (ISR.)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                               TO THE SHAREHOLDERS

                                       OF

                         COUNTRY CLUB KFAR-SABA LIMITED


We have audited the financial statements of Country Club Kfar-Saba Limited (hereinafter - the Company), as follows:

-    Balance sheets of the Company as at December 31, 1998, December 31, 1997.

- Statements of income, shareholders equity and cash flow for the company for the two years ended December 31, 1998 and December 31, 1997.

These statements are the responsibility of the Company's management.


Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's, Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                           [LETTERHEAD OF PORAT & CO.]

                      CERTIFIED PUBLIC ACCOUNTANTS (Isr.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                               TO THE SHAREHOLDERS

                                       OF

                         COUNTRY CLUB KFAR-SABA LIMITED


In our opinion, based on our audit, the above mentioned financial statements present fairly the financial position of the Company as at December 31, 1998 and 1997, the results of its operations, the changes in shareholders' equity and cash flows for each of the years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 19) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1998 and 1997, and the results of its operations, the changes in shareholders' equity and its cash flows for each of the three years in the period ended December 31, 1998, on the basis of the historical cost convention.

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


                                            Porat & Co.
                                            /s/ Porat & Co.
                                            Certified Public Accountants (Isr.)

Ramat Gan, February 18, 1999

                       [LETTERHEAD OF FAHN, KANNE & CO.]
                      CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS
                       OF CORAL WORLD INTERNATIONAL LTD.


We have audited the accompanying consolidated balance sheets of "Coral World International Ltd." (the "Company") and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years ended December 31, 1998. These financial statements are the responsibility of the Board of Directors and the management of the Company. Our responsibility is to express an opinion of these financial statements based on our audits.

We did not audit the financial statements of certain consolidated subsidiaries which statements reflect assets and revenues of 79% and 51% in 1998 and 79% and 35% in 1997 of the related consolidated totals. The statements of these subsidiaries were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and on the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and subsidiaries as of December 31, 1998 and 1997, and the results of operations, changes in shareholders' equity and cash flows for each of the two years ended December 31, 1998, in accordance with generally accepted accounting principles.


                                             /s/ Fahn, Kanne & Co.
                                             Fahn, Kanne & Co.
                                             Certified Public Accountants (Isr.)


Tel-Aviv, Israel, March 4, 1999

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coral World International Ltd.:

We have audited the accompanying consolidated balance sheets of Coral World International Ltd. (a Guernsey corporation) and subsidiaries (the "Company") as of December 31,1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 47% and 60%, respectively, in 1996, 52% and 49%, respectively, in 1995, and revenues of 40% in 1994, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and subsidiaries as of December 31,1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31,1996, in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

March 26, 1997
New York, New York

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

                           [BRIGHTMAN ALMAGOR & CO.]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                          EPSILON INVESTMENT HOUSE LTD.

We have audited the Consolidated Balance Sheet of EPSILON INVESTMENT HOUSE LTD., (an Israeli corporation) (hereinafter - "the Company") and its subsidiary as at December 31, 1998 and 1997, and the related Consolidated Statements of Income, Comprehensive Income and Changes in Shareholders' Equity for each of the 3 years in the period ended December 31, 1998, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by Management as well as evaluating the overall Financial Statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The Statement of Cash Flows for the period has not been included in the Financial Statements.

In our opinion, the nominal Financial Statements in NIS, which were the base of the translation of the Financial Statements as referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiary, as at December 31, 1998 and 1997, the results of their operations and the changes in their shareholders' equity, for each of the 3 years in the period ended December 31, 1998, in conformity with generally accepted accounting principles, which are not substantially different from those followed in the United States.

Also, in our opinion, the translated amounts in the accompanying Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial Statements.


/s/ Brightman, Almagor & Co.
BRIGHTMAN, ALMAGOR & CO.
Certified Public Accountants

Tel-Aviv, March 24, 1999

                          [LETTERHEAD OF PORAT & CO.]

                      CERTIFIED PUBLIC ACCOUNTANTS (Isr.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                      Certified Public Accountants (Isr.)

                                       OF

              HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP


We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management.

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973 and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                           [LETTERHEAD OF PORAT & CO.]
                      CERTIFIED PUBLIC ACCOUNTANTS (ISR.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                       OF

              HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP


In our opinion, based on our audit the above mentioned financial statements present fairly the financial position of the partnership as at December 31, 1998 and 1997, the results of its operations, the changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 19) present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as at December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1998, on the basis of the historical cost convention.

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


                                             Porat and Co.

                                             /s/ Porat and Co.
                                             Certified Public Accountants (Isr.)


Ramat Gan, March 1,1999

                          [LETTERHEAD OF ERNST & YOUNG]

                             [KOST FORER & GABBAY]


                         REPORT OF INDEPENDENT AUDITORS

                             TO THE SHAREHOLDERS OF

                               MIVNAT HOLDING LTD.

     We have audited the accompanying balance sheets of Mivnat Holding Ltd. ("the Company") as of December 31, 1998 and 1997 and its subsidiaries ("the Consolidated") as of December 31, 1997 and the statements of income, changes in shareholders' equity and cash flows - the Company and the Consolidated - for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973, which do not differ in any significant respect from generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The aforementioned financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, as required by the Statements of the Institute of Certified Public Accountants in Israel.

     A summary of the Company's financial statements in nominal (historical) Israeli shekels was not presented in these financial statements.

     In our opinion, except for the matter described in the preceding paragraph, the financial statements referred to above present fairly, in a11 material respects, the financial position of the Company as of December 31, 1998 and 1997 and of the Consolidated as of December 31, 1997 and the related results of operations, changes in shareholders' equity and cash flows - the Company and the Consolidated - for each of three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel. Also, in our opinion, the consolidated financial statements based on nominal data (Note 26) present fairly, in all material respects, the consolidated financial position as of December 31, 1997, and the related consolidated results of operations and changes in shareholders' equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel, on the basis of the historical cost convention.

     Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. Financial statements based on the application of the latter and their translation into U.S. dollars based on the principles set forth in SFAS 52, are presented in Note 26 to the financial statements.

     Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we hereby state that we have received all the information and explanations which we have requested and that our opinion on the above financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.


                                           /s/ Kost Forer & Gabbay
Tel-Aviv, Israel                           KOST FORER & GABBAY
March 7, 1999                              Certified Public Accountants (Israel)

                 [LETTERHEAD OF HAGGAI WALLENSTEIN, DOV & CO.]



                                AUDITORS' REPORT

                             TO THE SHAREHOLDERS OF

                               MORIAH HOTELS LTD.

We have audited the accompanying consolidated balance sheets of Moriah Hotels Ltd. (an Israeli corporation) (hereinafter - the company) and its subsidiaries as at December 31, 1998 and 1997, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, expressed in US dollars. These financial statements are the responsibility of the board of directors and company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moriah Hotels Ltd. and its subsidiaries as at December 31, 1998 and 1997, and the results of their operations, changes in their shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see note 1 to the consolidated financial statements).

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements translated into US dollars have been computed on the basis set forth in note 1a. to the consolidated financial statements.



                                        /s/ HAGGAI WALLENSTEIN, DOV & CO.
                                        HAGGAI WALLENSTEIN, DOV & CO.
                                        Certified Public Accountants (Isr.)
Ramat-Gan,
 March 14, 1999

                        [LETTERHEAD OF HAFT & HAFT & CO.
                           INCL. STRAUSS, LAZER & CO.]



                                    NIR LTD.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                            SPECIAL PURPOSE STATEMENT


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


                                        /s/ H.H.S.L. HAFT & HAFT & CO.
                                        H.H.S.L. Haft & Haft & Co.
                                        Certified Public Accountants (Isr.)



March 10, 1997

                     [LETTERHEAD OF PRICEWATERHOUSECOOPERS]

                            [KESSELMAN & KESSELMAND]


                         REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF

OPHIR HOLDINGS LTD.


We have audited the financial statements of Ophir Holdings Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiaries: balance sheets as of December 31, 1998 and 1997 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets constitute approximately 25% and 22% of total consolidated assets as of December 31, 1998 and 1997, respectively, and whose revenues constitute approximately 21%, 11% and 13%, of total consolidated revenues and gains for the years ended December 31, 1998, 1997 and 1996, respectively. We did not audit the financial statements of certain associated companies, the Company's interest in which as reflected in the balance sheets as of December 31, 1998 and 1997 is adjusted NIS 426,127,000 and adjusted NIS 197,862,000, respectively, and the Company's share in excess of profits over losses of which is a net amount of adjusted NIS 5,237,000 in 1998, adjusted NIS 8,246,000 in 1997 and adjusted NIS 11,254,000 in
1996. The financial statements of those subsidiaries and associated companies were audited by other independent auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based solely on the reports of the other independent auditors.

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

[2ND PAGE LETTERHEAD OF PRICEWATERHOUSECOOPERS]


The aforementioned financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 15.

In our opinion, based upon our audits and the reports of the other independent auditors, the aforementioned financial statements present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 1998 and 1997 and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in Israel. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income and shareholders' equity to the extent summarized in note 16.

The special condensed consolidated financial statements which are presented in note 16 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standard No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.



                                        /s/ KESSELMAN & KESSELMAN
Tel-Aviv, Israel                            Kesselman & Kesselman
  March 11, 1999                        Certified Public Accountants (Isr.)

                         [LETTERHEAD KPMG BRAUDE BAVLY]


                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          ORLITE INDUSTRIES (1959) LTD


We have audited the balance sheets of Orlite Industries (1959) Ltd (hereinafter
- the Company) at 31 December 1996 and 1995 and the related statements of income, shareholder's equity and cash flows for each of the three years ended 31 December 1996, 1995 and 1994, expressed in New Israeli Shekels (hereinafter
NIS). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance), 1973, and, accordingly we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the US. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ BRAUDE BAVLY
BRAUDE BAVLY CPA


24 February 1997

                        [LETTERHEAD OF KPMG BRAUDE BAVLY]

                                       -1-

                      AUDITORS' REPORT TO THE SHAREHOLDERS

                                       OF

                                  ORTEK LIMITED


We have audited the accompanying balance sheets of Ortek Limited (the "Company") as at December 31, 1997 and 1996, and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's board of directors and management our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors (Modes of Operation) Regulations, 1973, which auditing standards are identical in all material respects to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error in the financial statements or anything misleading therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

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


/s/ BRAUDE BAVLY
Braude Bavly



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

The aforementioned financial statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 26 to the financial statements.

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



                                                 Shlomo Ziv & Co.
                                                 /s/
                                        Certified Public Accountants (Isr.)


Tel-Aviv, February 24, 1998

                        [LETTERHEAD OF FAHN, KANNE & CO.]


                                                                     Number: 990


                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                     RED SEA MARINELAND HOLDING (1973) LTD.
                     ----------------------------------------


We have audited the balance sheet of Red Sea Marineland Holding (1973) Ltd. as of December 31, 1996. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

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



                                             /s/ FAHN, KANNE & CO.
                                                 Fahn, Kanne & Co.
                                        Certified Public Accountants (Isr.)

Tel Aviv, Israel, March 17, 1997

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

                           [BRIGHTMAN ALMAGOR & CO.]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                         RENAISSANCE INVESTMENT CO. LTD
                         -------------------------------


We have audited the Balance Sheet of RENAISSANCE INVESTMENT CO. LTD., (an Israeli corporation) (hereinafter - "the Company") as at December 31, 1998 and 1997, and the related Statements of Income, comprehensive income and Changes in Shareholders' Equity for each of the 3 years in the period ended December 31, 1998, translated into US Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance whether to Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by Management as well as evaluating the overall Financial Statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The Statement of Cash Flows for the period has not been included in the Financial Statements.

In our opinion, the nominal Financial Statements in NIS., which were the base of the translation of the Financial Statements as referred to above, present fairly, in all material respects, the financial position of the Company, as at December 31, 1998 and 1997, the results of their operations and the changes in their shareholders' equity, for each of the 3 years in the period ended December 31, 1998, in conformity with generally accepted accounting principles, which are not substantially different from the followed in the United States.

Also, in our opinion, the translated amounts in the accompanying Financial Statements translated into US Dollar have been computed on the basis set forth in Note 2.2 to the Financial Statements.



/s/ BRIGHTMAN, ALMAGOR & CO.
BRIGHTMAN, ALMAGOR & CO.,
Certified Public Accountants

Tel-Aviv, March 24, 1999

                          [LETTERHEAD OF ERNST & YOUNG]

                             [KOST FORER & GABBAY]


Messrs. Ampal LTD
-----------------


               Re: Financial statements of Shmay-Bar Real Estate 1993 Ltd. ("the Company") translated into U.S. dollars
                    -------------------------------------------------------

     As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1998 and 1997, which were audited by us, and on which we expressed our opinion on February 18, 1999, have been provided to you.

     We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1998 and 1997, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors Regulations (Mode of Performance)(Israel), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1998 and their accompanying Notes.

                          [LETTERHEAD OF ERNST & YOUNG]

                             [KOST FORER & GABBAY]



     In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1998 and 1997, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

     The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.


                                                     Sincerely,


                                             /s/ KOST, FORER and GABBAY
                                               KOST, FORER and GABBAY
                                        Certified Public Accountants (Israel)
Tel-Aviv, Israel
February 18, 1999

                          [LETTERHEAD OF ERNST & YOUNG]

                             [KOST FORER & GABBAY]


Messrs. Ampal LTD
-----------------


               Re:  Financial Statements of Shmay-Bar (T.H.) 1993 Ltd.
                    ("the Company") translated into U.S. dollars
                    --------------------------------------------------------

     As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1998 and 1997, which were audited by us, and on which we expressed our opinion on February 18, 1999, have been provided to you.

     We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1998 and 1997, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors Regulations (Mode of Performance)(Israel), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1998 and their accompanying Notes.

                          [LETTERHEAD OF ERNST & YOUNG]

                             [KOST FORER & GABBAY]



     In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1998 and 1997, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

     Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

     The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.


                                                     Sincerely,


                                             /s/ KOST, FORER and GABBEY
                                               KOST, FORER and GABBEY
                                        Certified Public Accountants (Israel)
Tel-Aviv, Israel
February 18, 1999

                        [LETTERHEAD OF BDO ALMAGOR & CO.]


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



/s/ BDO ALMAGOR & CO.

BDO Almagor & Co.
Certified Public Accountants


Ramat-Gan, Israel,
February 16, 1997

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

                           [BRIGHTMAN ALMAGOR & CO.]


                                AUDITORS' REPORT
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      TRINET INVESTMENTS IN HIGH-TECH LTD.
                      ------------------------------------


We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. ("the Company") as of December 31, 1998 and 1997, and the related statements of operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 1998, in accordance with generally accepted accounting principles in Israel.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

The financial information presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 9 to the financial statements.




/s/ BRIGHTMAN BAR-LEVAV FRIEDMAN & CO.
Brightman Bar-Levav Friedman & Co.
Certified Public Accountants



Tel Aviv, February 21, 1999

                    [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

                           [BRIGHTMAN ALMAGOR & CO.]


                                AUDITORS' REPORT
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                           TRINET VENTURE CAPITAL LTD.


We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. ("the Company") as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' deficiency for and cash flows each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In prior years the Company did not prepare consolidated financial statements to reflect a subsidiary held by the Company through December 31, 1997. Consolidated financial statements are required in accordance with Opinion No. 57 of the Institute of Certified Public Accountants in Israel.

In our opinion, based on our audits and the reports of other auditors, except for omission of consolidated financial statements through December 31, 1997 as mentioned in the preceding paragraph, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1998, in accordance with generally accepted accounting principles in Israel.

Pursuant to Section 211 of the Companies Ordinance (New Version) - 1983, we hereby state that we received all the information and explanations which we requested and that our opinion on the financial statements is given based on the best of the information and explanations which we received and as reflected in the books of the Company.

The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 12. Such financial information includes investments valued at $8,117,000 and $10,740,000 as of December 31, 1998 and 1997, respectively (98% and 97% of total assets, respectively), whose values have been estimated by the Board of Directors and management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors and management in arriving at their estimates of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



/s/ BRIGHTMAN BAR-LEVAV FRIEDMAN & CO.

Brightman Bar-Levav Friedman & Co.
Certified Public Accountants

Tel Aviv, March 10, 1999

                      [LETTERHEAD OF KESSELMAN & KESSELMAN]

                               [COOPERS & LYBRAND]

                                AUDITORS' REPORT

To the shareholders of

U.D.S. ULTIMATE DISTRIBUTION SYSTEMS LTD.


We have audited the financial statements of U.D.S. Ultimate Distribution Systems Ltd. (hereafter - the Company) and the consolidated financial statements of the Company and its subsidiary balance sheets at December 31, 1996 and 1995 and statements of loss, change in shareholders' equity and cash flows for each of the years ended on those dates. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Tel-Aviv, Israel                                 /s/ KESSELMAN & KESSELMAN
March 5, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                  AMPAL-AMERICAN ISRAEL CORPORATION

                             By:  /s/ Yehoshua Gleitman
                                  --------------------------------------------
                                  Yehoshua Gleitman, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

Signatures                         Title                              Date
----------                         -----                              ----

Michael Arnon                      Director
Benzion Benbassat                  Director
Yaacov Elinav                      Director
Kenneth L. Henderson               Director
Hillel Peled                       Director
Shimon Ravid                       Director
Daniel Steinmetz                   Chairman of the Board
                                    of Directors and Director
Raz Steinmetz                      Director


/s/ Yehoshua Gleitman
--------------------------------------------------               March 30, 1999
   Yehoshua Gleitman, Chief Executive Officer
          (Principal Executive Officer)


/s/ Shlomo Meichor
--------------------------------------------------               March 30, 1999
   Shlomo Meichor, Vice President-Finance and
     Treasurer (Principal Financial Officer)


/s/ Alla Kanter
--------------------------------------------------               March 30, 1999
   Alla Kanter, Vice President-Accounting and
    Controller (Principal Accounting Officer)