Form 10-Q
period 1999-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1999-05-14
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                March 31, 1999
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ________________________

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

      The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 24,115,471 (as of April 30, 1999).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q

                                                                            Page
                                                                            ----

Part I    Financial Information

          Consolidated Statements of Income......................             1

          Consolidated Balance Sheets............................             2

          Consolidated Statements of Cash Flows..................             4

          Consolidated Statements of Changes in Shareholders'
           Equity................................................             6

          Consolidated Statements of Comprehensive Income........             7

          Notes to the Consolidated Financial Statements.........             8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........            11

Part II   Other Information......................................            15

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31,                                  1999        1998
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             (Unaudited)  (Unaudited)
REVENUES
Equity in earnings of affiliates .....................      $   811      $ 3,179
Manufacturing ........................................        1,844        1,901
Interest:
 Related parties .....................................          104          618
 Others ..............................................          221          246
Rental income ........................................        1,878        1,757
Realized and unrealized gains on investments .........        9,088        1,636
Other ................................................        1,755          496
                                                            -------      -------
     Total revenues ..................................       15,701        9,833
                                                            -------      -------

EXPENSES
Manufacturing ........................................        2,278        1,987
Interest:
 Related parties .....................................        1,042          937
 Others ..............................................        1,010        1,173
Rental property operating expenses ...................          872          854
Other ................................................        1,576        1,216
                                                            -------      -------
     Total expenses ..................................        6,778        6,167
                                                            -------      -------
Income before income taxes ...........................        8,923        3,666
Provision for income taxes ...........................        3,371        1,660
                                                            -------      -------

     NET INCOME ......................................      $ 5,552      $ 2,006
                                                            =======      =======

Basic EPS
 Earnings per Class A share ..........................      $   .23      $   .08
                                                            =======      =======

 Shares used in calculation (in thousands) ...........       24,094       23,832

Diluted EPS
 Earnings per Class A share ..........................      $   .20      $   .07
                                                            =======      =======

 Shares used in calculation (in thousands) ...........       27,716       27,616

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          March 31,   December 31,
ASSETS AS AT                                                1999          1998
----------------------------------------------------------------------------------
(Dollars in thousands)                                   (Unaudited)
Cash and cash equivalents ............................     $ 11,900     $ 12,047

Deposits, notes and loans receivable .................       26,166       27,816

Investments ..........................................      229,879      214,421

Investment held for sale(Note 5) .....................       23,955       25,104

Real estate rental property, less accumulated
 depreciation of $6,770 and $6,492 ...................       30,151       29,735

Property and equipment, less accumulated
 depreciation of $2,767 and $2,608 ...................        3,254        3,227

Other assets .........................................       15,415       16,896
                                                           --------     --------

TOTAL ASSETS .........................................     $340,720     $329,246
                                                           ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                March 31,   December 31,
SHAREHOLDERS' EQUITY AS AT                                       1999          1998
---------------------------------------------------------------------------------------
(Dollars in thousands)                                       (Unaudited)
LIABILITIES
Notes and loans payable:
  Related parties ..........................................   $  56,540    $  57,557
  Others ...................................................      40,698       40,636
Debentures .................................................      27,752       32,817
Accounts and income taxes payable, accrued
 expenses and minority interests ...........................      47,816       37,071
                                                               ---------    ---------

        Total liabilities ..................................     172,806      168,081
                                                               ---------    ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value;
 authorized 189,287 shares; issued and
 outstanding 170,255 and 172,238 shares ....................         851          861

6-1/2% Cumulative Convertible Preferred Stock, $5 par value;
 authorized 988,055 shares; issued and
 outstanding 920,186 and 925,279 shares ....................       4,601        4,626

Class A Stock, $1 par value; authorized 60,000,000 shares;
 issued 24,710,016 and 24,684,822 shares;
 outstanding 24,104,616 and 24,079,422 shares ..............      24,710       24,685

Additional paid-in capital .................................      57,839       57,829

Retained earnings ..........................................      96,167       90,615

Treasury Stock, 605,400 shares of Class A Stock,
 at cost ...................................................      (3,829)      (3,829)

Accumulated other comprehensive loss .......................     (12,425)     (13,622)
                                                               ---------    ---------

        Total shareholders' equity .........................     167,914      161,165
                                                               ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $ 340,720    $ 329,246
                                                               =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,                               1999          1998
---------------------------------------------------------------------------------
(Dollars in thousands)                                  (Unaudited)   (Unaudited)
                                                                       (Note 2)
Cash flows from operating activities:
 Net income ..........................................   $   5,552    $   2,006
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates ...................        (811)      (3,179)
  Realized and unrealized gains on investments .......      (9,088)      (1,636)
  Depreciation expense ...............................         323          333
  Amortization expense ...............................         347          346
  Translation gain ...................................        (137)        (152)
 (Increase) decrease in other assets .................        (640)       3,614
 Increase (decrease) in accounts and income taxes
  payable, accrued expenses and minority
  interests ..........................................       3,151       (2,994)
 Investments made in trading securities ..............      (4,514)      (2,157)
 Proceeds from sale of trading securities ............       1,235        3,447
 Dividends received from affiliates ..................       2,243        3,144
                                                         ---------    ---------

  Net cash (used in) provided by operating
   activities ........................................      (2,339)       2,772
                                                         ---------    ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected ......       6,107       14,809
 Deposits, notes and loans receivable granted ........      (3,702)         (22)
 Investments made in affiliates and others ...........      (1,863)    (112,367)
 Proceeds from sale of investments:
  Others .............................................       1,072        1,207
 Deposit-sale of affiliate ...........................       7,581           --
 Purchase of property and equipment ..................         (28)         (47)
 Real estate rental property - capital
  improvements .......................................        (486)        (825)
                                                         ---------    ---------

  Net cash provided by (used in) investing
   activities ........................................       8,681      (97,245)
                                                         ---------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,                               1999           1998
----------------------------------------------------------------------------------
(Dollars in thousands)                                  (Unaudited)    (Unaudited)
                                                                        (Note 2)
Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ....................................    $     --     $ 35,710
  Others .............................................          --       32,088
 Notes and loans payable repaid:
  Related parties ....................................      (1,281)        (712)
  Others .............................................         (48)        (609)
 Debentures repaid ...................................      (5,764)      (7,936)
 Contribution to partnership by minority
  interests ..........................................          --        9,765
                                                          --------     --------

  Net cash (used in) provided by financing
   activities ........................................      (7,093)      68,306
                                                          --------     --------

Effect of exchange rate changes on cash and
 cash equivalents ....................................         604         (215)
                                                          --------     --------

Net (decrease) in cash and cash equivalents ..........        (147)     (26,382)
Cash and cash equivalents at beginning of
 period ..............................................      12,047       45,457
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $ 11,900     $ 19,075
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties ....................................    $    395     $     72
  Others .............................................         577        1,100
                                                          --------     --------
    Total interest paid ..............................    $    972     $  1,172
                                                          ========     ========

 Income taxes paid (refunded), net ...................    $     36     $   (665)
                                                          ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31,                               1999          1998
---------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)            (Unaudited)   (Unaudited)
4% PREFERRED STOCK
Balance, beginning of year .........................     $    861      $    898
Conversion of 1,983 and 1,440 shares into
 Class A Stock .....................................          (10)           (7)
                                                         --------      --------
Balance, end of period .............................     $    851      $    891
                                                         ========      ========

6-1/2% PREFERRED STOCK
Balance, beginning of year .........................     $  4,626      $  4,842
Conversion of 5,093 and 9,881 shares into
 Class A Stock .....................................          (25)          (50)
                                                         --------      --------
Balance, end of period .............................     $  4,601      $  4,792
                                                         ========      ========

CLASS A STOCK
Balance, beginning of year .........................     $ 24,685      $ 24,418
Issuance of shares upon conversion of
 Preferred Stock ...................................           25            37
                                                         --------      --------
Balance, end of period .............................     $ 24,710      $ 24,455
                                                         ========      ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .........................     $ 57,829      $ 57,491
Conversion of Preferred Stock ......................           10            20
                                                         --------      --------
Balance, end of period .............................     $ 57,839      $ 57,511
                                                         ========      ========

RETAINED EARNINGS
Balance, beginning of year .........................     $ 90,615      $ 88,775
Net income .........................................        5,552         2,006
                                                         --------      --------
Balance, end of period .............................     $ 96,167      $ 90,781
                                                         ========      ========

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year: ........................     $(13,622)     $(10,085)

  Cumulative translation adjustments:
  Balance, beginning of year .......................      (18,580)      (10,085)
  Foreign currency translation adjustment ..........        1,163          (973)
                                                         --------      --------
  Balance, end of period ...........................      (17,417)      (11,058)
                                                         --------      --------

  Unrealized gain on marketable securities:
  Balance, beginning of year .......................        4,958            --
  Unrealized gain, net .............................        1,745         1,441
  Transfer to trading securities ...................       (1,711)           --
                                                         --------      --------
  Balance, end of period ...........................        4,992         1,441
                                                         --------      --------

Balance, end of period .............................     $(12,425)     $ (9,617)
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,                                    1999          1998
-------------------------------------------------------------------------------------
(Dollars in thousands)                                       (Unaudited)  (Unaudited)
Net income .................................................   $ 5,552      $ 2,006
                                                               -------      -------

Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments ..................     1,163         (973)
 Unrealized gain on securities .............................     1,745        1,441
                                                               -------      -------
 Other comprehensive income ................................     2,908          468
                                                               -------      -------

 Comprehensive income ......................................   $ 8,460      $ 2,474
                                                               =======      =======

Related tax (expense) benefit of other comprehensive income:
 Foreign currency translation adjustments ..................   $  (178)     $   141
 Unrealized gain on securities .............................   $  (940)     $  (776)

The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries.

2. The December 31, 1998 consolidated balance sheet presented herein was derived from the audited December 31, 1998 consolidated financial statements of the Company.

      Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1998 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1998 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1998 consolidated statement of cash flows have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. Segment information presented below results primarily from operations in Israel.

      THREE MONTHS ENDED MARCH 31,                         1999            1998
      -------------------------------------------------------------------------
      (Dollars in thousands)
        Revenues:
        Finance .....................................   $  10,919     $   2,739
        Real estate rental ..........................       1,878         1,757
        Mattress manufacturing ......................       1,844         1,901
        Leisure-time ................................         390           404
        Intercompany adjustments ....................        (141)         (147)
                                                        ---------     ---------
             Total ..................................   $  14,890     $   6,654
                                                        =========     =========

        Pretax Operating Income (Loss):
        Finance .....................................   $   7,868     $     (52)
        Real estate rental ..........................         654           593
        Mattress manufacturing ......................        (499)         (136)
        Leisure-time ................................          93            59
                                                        ---------     ---------
             Total ..................................   $   8,116     $     464
                                                        =========     =========

        Total Assets:
        Finance .....................................   $ 276,771*    $ 263,388*
        Real estate rental ..........................      36,055        33,504
        Mattress manufacturing ......................       5,372         6,929
        Leisure-time ................................      36,436        36,953
        Intercompany adjustments ....................     (13,914)       (9,880)
                                                        ---------     ---------
             Total ..................................   $ 340,720     $ 330,894
                                                        =========     =========

      Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests.

      The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The mattress manufacturing segment consists of Paradise Industries, Ltd., which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel whose customer base consists of independent stores as well as hotel chains. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel, see Note 4 below), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company's 51%-owned subsidiary located in Israel).

      *Includes an investment in MIRS of $111 million.

4. The following table summarizes securities that were outstanding as of March 31, 1999 and 1998, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

      (Shares in thousands)
                                                            March 31,
                                                      ---------------------
                                                      1999             1998
                                                      ----             ----
      Options and Rights                             1,100              109*
      Warrants                                          --            4,500*

      * Expired on January 31, 1999.

5. On April 14, 1999, the Company sold its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company will record a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the June 30, 1999 consolidated financial statements.

6. On May 11, 1999, the Company signed an agreement with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP, which provides for the following:

            (a) The Company will acquire from BHP and its subsidiary all of their holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.3 million.

            (b) The Company will sell to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., currently leased to and occupied by BHP, for $14.7 million.

            (c) Ampal's subsidiary will renew the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

      Upon completion of the transaction, Ampal's outstanding shares will consist of 18,242,891 shares of Class A Stock, 166,180 shares of 4% Preferred Stock and 794,673 shares of 6 1/2% Preferred Stock, based on shares outstanding on May 10, 1999. Rebar Financial Corporation and the public will hold 11,083,712 and 7,159,179 shares of Class A Stock, representing 60.8% and 39.2% of Ampal's Class A Stock outstanding, respectively.

      Ampal will record a net gain of approximately $6 million on the sale of the aforementioned real estate properties.

      The above transactions are subject to the receipt of the approval of the Related Party Transactions and Audit Committees, boards of directors and shareholder approval of Ampal, its subsidiaries, and the relevant committees of Bank Hapoalim and its subsidiaries, where applicable, as well as the approval of the appropriate regulatory agencies in Israel.

      Ampal's Related Party Transactions Committee has requested a fairness opinion from Lehman Brothers concerning the aforementioned transactions. Lehman Brothers has begun its evaluation.

      The transaction is expected to close after Ampal's annual meeting to be held on June 29, 1999.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net income increased to $5.6 million for the three-month period ended March 31, 1999, from $2 million for the same period in 1998. The increase in net income is primarily attributable to greater unrealized gains on investments and the dividend income from MIRS Communication Company Ltd. ("MIRS") in 1999, which were partially offset by the decrease in equity in earnings of affiliates and the decrease in interest income.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $8.5 million of unrealized gains on investments which are classified as trading securities in the three-month period ended March 31, 1999, as compared to $.5 million in the same period in 1998. The unrealized gains recorded in 1999 are primarily attributable to the Company's investments in the shares of Bank Leumi Le'Israel B.M. (pretax gain of $4 million) and Fundtech Ltd. ("Fundtech") (pretax gain of $3.6 million). The Company's investment in Fundtech, which was classified as an available-for-sale security at December 31, 1998, was classified as a trading security at March 31, 1999, since the Company commenced selling its shares in Fundtech. At March 31, 1999 and December 31, 1998, the aggregate fair value of trading securities amounted to approximately $39.2 million and $26.3 million, respectively.

In the quarter ended March 31, 1999, the Company recorded $.6 million of gains on sale of investments, which are primarily attributable to its investment in Fundtech. In the quarter ended March 31, 1998, the Company recorded $1.1 million of gains on sale of investments, which are attributable to its investments in Mercury Interactive Corporation, Shikun U'Fituach le-Israel Ltd., and Fundtech Ltd.

The increase in other income in the three months ended March 31, 1999, as compared to the same period in 1998 is attributable to the dividend of $1.2 million ($.9 million, net of minority interest) declared by MIRS.

The Company recorded lower interest income in the three months ended March 31, 1999, as compared to the same period in 1998, as a result of utilizing its funds for making investments in various companies.

Equity in earnings of affiliates decreased to $.8 million for the three months ended March 31, 1999, from $3.2 million for the same period in 1998. The decrease is primarily attributable to the decreased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported lower earnings in 1999 primarily due to gains realized on the sale of several commercial real estate properties and shares of Memco Software Ltd. ("Memco") in 1998, which were absent in 1999.

Granite Hacarmel Investments Ltd. ("Granite"), the Company's 20.3%-owned affiliate, which is one of the largest distributors of refined petroleum products in Israel, reported lower earnings in the first quarter of 1999 as a result of higher interest expense, which is attributable to increased bank borrowings.

Moriah Hotels Ltd. ("Moriah"), the Company's 46%-owned affiliate (See Subsequent Events), which is one of the largest hotel chains in Israel, recorded higher losses in the first quarter of 1999 primarily due to a decrease in occupancy rates as a result of the decrease in tourism to Israel.

Manufacturing revenues and expenses reflect the operations of Paradise Industries Ltd., the Company's 85.1%-owned subsidiary, which is a manufacturer and distributor of mattresses and fold-out beds in Israel. Manufacturing expenses were lower in 1998 as a result of the additional expense reimbursement by the insurance company in early 1998, for the fire that occurred in 1997.

The decrease in the effective income tax rate in 1999 as compared to 1998 is mainly attributable to the decreased deferred tax provisions of certain Israeli subsidiaries due to the utilization of available tax benefits.

Liquidity and Capital Resources

At March 31, 1999, cash and cash equivalents were $11.9 million as compared with $12 million at December 31, 1998. The decrease in debentures is primarily attributable to scheduled repayments. The increase in accounts payable is attributable to the deposit received from Koor Tourism Enterprises Ltd. ("Koor") and Sheraton International Ltd. ("Sheraton") with respect to the sale of Moriah.

During the first quarter of 1999, the Company made an additional investment of $1.8 million in Granite and increased its equity interest from 19.1% to 20.3%.

OTHER DEVELOPMENTS

On March 29, 1999, Memco, in which Ophir had a 9.3% interest, merged with Platinum Technology International Inc. ("Platinum"). Pursuant to this merger, Ophir exchanged its 1,626,000 shares of Memco for 1,360,000 shares of Platinum.

On March 29, 1999, Platinum signed a merger agreement with Computer Associates International, Inc. ("CA"). The merger was approved by the Board of Directors of both companies, and is subject to approval by Platinum's shareholders.
CA agreed to acquire Platinum for $29.25 per share.

Subject to completion of the purchase of Platinum's shares by CA, Ophir is expected to receive approximately $40 million and expects to record a net gain on sale of approximately $22 million. As a result of the above transaction, the Company will record equity in the above gain of approximately $9 million
($6 million after taxes).


MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at March 31, 1999, and are sensitive to the above market risks.

Interest Rate Risks

At March 31, 1999, the Company had financial assets totalling $36.6 million and financial liabilities totalling $125 million, respectively. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At March 31, 1999, the Company had fixed rate financial assets of $25.5 million and variable rate financial assets of $11.1 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.4 million.

At March 31, 1999, the Company had fixed rate debt of $34.2 million and variable rate debt of $90.8 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.6 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. On March 31, 1999, the Company entered into a foreign exchange forward purchase contract for $10 million to partially hedge this exposure. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's earnings would decrease by $2.4 million and cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $.8 million.

Equity Price Risk

The Company's investments at March 31, 1999, included marketable securities which are recorded at fair value of $39.2 million, including net unrealized gains of $ 5.6 million. Those securities have exposure to price risk. The estimated potential lossin fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $3.9 million.

Year 2000 Compliance

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

Subsequent Events

On April 14, 1999, the Company sold its 46% equity interest in Moriah to Koor and Sheraton for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company will record a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the June 30, 1999 consolidated financial statements.

On May 11, 1999, the Company signed an agreement with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP, which provides for the following:

      (a) The Company will acquire from BHP and its subsidiary all of their holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.3 million.

      (b) The Company will sell to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., currently leased to and occupied by BHP, for $14.7 million.

      (c) Ampal's subsidiary will renew the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

Upon completion of the transaction, Ampal's outstanding shares will consist of 18,242,891 shares of Class A Stock, 166,180 shares of 4% Preferred Stock and 794,673 shares of 6 1/2% Preferred Stock, based on shares outstanding on May 10, 1999. Rebar Financial Corporation and the public will hold 11,083,712 and 7,159,179 shares of Class A Stock, representing 60.8% and 39.2% of Ampal's Class A Stock outstanding, respectively.

Ampal will record a net gain of approximately $6 million on the sale of the aforementioned real estate properties.

The above transactions are subject to the receipt of the approval of the Related Party Transactions and Audit Committees, boards of directors and shareholder approval of Ampal, its subsidiaries, and the relevant committees of Bank Hapoalim and its subsidiaries, where applicable, as well as the approval of the appropriate regulatory agencies in Israel.

Ampal's Related Party Transactions Committee has requested a fairness opinion from Lehman Brothers concerning the aforementioned transactions. Lehman Brothers has begun its evaluation.

The transaction is expected to close after Ampal's annual meeting to be held on June 29, 1999.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds - None.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - On May 11, 1999, the Company signed an agreement with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP, which provides for the following: (i) the Company will acquire from BHP and its subsidiary all of their holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.3 million; (ii) the Company will sell to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., currently leased to and occupied by BHP, for $14.7 million; and
        (iii) Ampal's subsidiary will renew the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

        The above transactions are subject to the receipt of the approval of the boards of directors and certain committees of each of the parties, the approval of the shareholders of Ampal and the approval of the appropriate regulatory agencies in Israel. See "Management's Discussion And Analysis of Financial Condition And Results of Operations - Subsequent Events".

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits:

        Exhibit 9 - Form of Agreement, dated January 27, 1999, between Ampal Israel Ltd., Amot Investments Ltd. and Gmul Investment Co. and Koor Tourism Enterprises Ltd. and Sheraton International Ltd. (Translation).

        Exhibit 10 - Form of Agreement, dated May 11, 1999, between Bank Hapoalim B.M., Atad Investment Company Ltd. and Revadim (Nechasin) Ltd. and Ampal-American Israel Corporation, Ampal Development (Israel) Ltd., Ampal Financial Services Ltd. and Ampal (Israel) Ltd. (Translation).

        Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

        Exhibit 27 - Financial Data Schedule.

  (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Registrant on April 27, 1999, which described an Item 2 Event, the Disposition by Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal-American Israel Corporation, of its 46% equity interest in Moriah Hotels Ltd., to Koor Tourism Enterprises Ltd. and Sheraton International Ltd.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMPAL-AMERICAN ISRAEL CORPORATION


                                             By: /s/ Yehoshua Gleitman
                                                 -------------------------------
                                                 Yehoshua Gleitman
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                             By: /s/ Shlomo Meichor
                                                 -------------------------------
                                                 Shlomo Meichor
                                                 Vice President - Finance
                                                   and Treasurer
                                                 (Principal Financial Officer)


                                             By: /s/ Alla Kanter
                                                 -------------------------------
                                                 Alla Kanter
                                                 Vice President - Accounting
                                                   and Controller
                                                 (Principal Accounting Officer)

Dated: May 14, 1999

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

        Exhibit No.                         Description
            9         Form of Agreement, dated January 27, 1999,
                      between Ampal Israel Ltd., Amot
                      Investments Ltd. and Gmul Investment Co. and
                      Koor Tourism Enterprises Ltd. and Sheraton
                      International Ltd. (Translation)..........................

           10         Form of Agreement, dated May 11, 1999,
                      between Bank Hapoalim B.M., Atad Investment
                      Company Ltd. and Revadim (Nechasin) Ltd.
                      and Ampal-American Israel Corporation,
                      Ampal Development (Israel) Ltd., Ampal
                      Financial Services Ltd. and Ampal
                      (Israel) Ltd. (Translation)...............................

           11         Schedule Setting Forth Computation of Earnings
                      Per Share of Class A Stock................................

           27         Financial Data Schedule.