Form 10-Q
period 1999-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1999-08-12
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended           June 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 18,278,812 (as of July 30, 1999).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q



                                                                           Page
                                                                           ----
Part I          Financial Information


                Consolidated Statements of Income

                 Six Months Ended June 30..............................      1

                 Three Months Ended June 30............................      2

                Consolidated Balance Sheets............................      3

                Consolidated Statements of Cash Flows..................      5

                Consolidated Statements of Changes in Shareholders'
                 Equity................................................      7

                Consolidated Statements of Comprehensive Income........      8

                Notes to the Consolidated Financial Statements.........      9

                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........     12


Part II         Other Information......................................     16

                                                                 20
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


SIX MONTHS ENDED JUNE 30,                                                                 1999                       1998
                                                                                      -----------                 -----------
(Dollars in thousands, except per share data)                                         (Unaudited)                 (Unaudited)
                                                                                                                    (Note 2)
REVENUES
Equity in earnings of affiliates ...........................................           $ 10,992                    $  5,309
Manufacturing ..............................................................              3,414                       3,317
Interest:
 Related parties ...........................................................                618                       1,764
 Others ....................................................................                503                         678
Rental income ..............................................................              3,851                       3,591
Realized and unrealized gains on investments ...............................             26,566                       1,355
Other ......................................................................              2,315                       1,051
                                                                                       --------                    --------
     Total revenues ........................................................             48,259                      17,065
                                                                                       --------                    --------

EXPENSES
Manufacturing ..............................................................              4,097                       4,259
Interest:
 Related parties ...........................................................              2,285                       2,216
 Others ....................................................................              2,405                       2,920
Rental property operating expenses .........................................              1,769                       1,733
Loss from impairment of investments ........................................              2,559                         270
Minority interests .........................................................               (358)                       (534)
Other ......................................................................              3,523                       3,380
                                                                                       --------                    --------
     Total expenses ........................................................             16,280                      14,244
                                                                                       --------                    --------
Income before income taxes .................................................             31,979                       2,821
Provision for income taxes .................................................             11,676                       1,734
                                                                                       --------                    --------

     NET INCOME ............................................................           $ 20,303                    $  1,087
                                                                                       ========                    ========

Basic EPS
 Earnings per Class A share ................................................           $    .84                    $    .05
                                                                                       ========                    ========

 Shares used in calculation (in thousands) .................................             24,105                      23,859

Diluted EPS
 Earnings per Class A share ................................................           $    .73                    $    .03
                                                                                       ========                    ========

 Shares used in calculation (in thousands) .................................             27,716                      27,616


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED JUNE 30,                                     1999            1998
                                                             ----------     -----------
(Dollars in thousands, except per share data)                (Unaudited)    (Unaudited)
                                                                             (Note 2)
REVENUES
Equity in earnings of affiliates .....................       $ 10,181        $  2,130
Manufacturing ........................................          1,570           1,416
Interest:
 Related parties .....................................            514           1,146
 Others ..............................................            282             432
Rental income ........................................          1,973           1,834
Realized and unrealized gains (losses) on
  investments ........................................         17,478            (281)
Other ................................................            560             555
                                                             --------        --------
     Total revenues ..................................         32,558           7,232
                                                             --------        --------

EXPENSES
Manufacturing ........................................          1,819           2,272
Interest:
 Related parties .....................................          1,243           1,279
 Other ...............................................          1,395           1,747
Rental property operating expenses ...................            897             879
Loss from impairment of investments ..................          2,500             270
Minority interests ...................................           (361)           (511)
Other ................................................          2,009           2,141
                                                             --------        --------
     Total expenses ..................................          9,502           8,077
                                                             --------        --------
Income (loss) before income taxes ....................         23,056            (845)
Provision for income taxes ...........................          8,305              74
                                                             --------        --------

     NET INCOME (LOSS) ...............................       $ 14,751        $   (919)
                                                             ========        ========

Basic EPS
 Earnings (loss) per Class A share ...................       $    .61        $   (.03)
                                                             ========        ========

 Shares used in calculation (in thousands) ...........         24,117          23,885

Diluted EPS
 Earnings (loss) per Class A share ...................       $    .53        $   (.04)
                                                             ========        ========

 Shares used in calculation (in thousands) ...........         27,716          27,616


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
ASSETS AS AT                                          1999             1998
                                                   -----------     ------------
(Dollars in thousands)                             (Unaudited)

Cash and cash equivalents ...................       $ 21,032       $ 12,047



Deposits, notes and loans receivable ........         23,466         27,816



Investments .................................        261,289        214,421



Investment held for sale(Note 5) ............             --         25,104



Real estate rental property, less accumulated
 depreciation of $6,976 and $6,492 ..........         30,141         29,735



Property and equipment, less accumulated
 depreciation of $2,832 and $2,608 ..........          3,147          3,227



Other assets ................................         16,544         16,896
                                                    --------       --------


TOTAL ASSETS ................................       $355,619       $329,246
                                                    ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                                         June 30,      December 31,
SHAREHOLDERS' EQUITY AS AT                                                               1999             1998
                                                                                      -----------     ------------
(Dollars in thousands)                                                                (Unaudited)

LIABILITIES
  Notes and loans payable:
  Related parties ..............................................................       $  71,699        $  57,557
  Others .......................................................................          40,634           40,636
Debentures .....................................................................          27,988           32,817
Accounts and income taxes payable, accrued
 expenses and minority interests ...............................................          38,040           37,071
                                                                                       ---------        ---------

        Total liabilities ......................................................         178,361          168,081
                                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value; authorized
189,287 shares; issued and
 outstanding 168,946 and 172,238 shares ........................................             845              861

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued
 and outstanding 914,814 and 925,279 shares ....................................           4,574            4,626

Class A Stock, $1 par value; authorized 60,000,000 shares; issued 24,732,677 and
 24,684,822 shares; outstanding 24,127,277
 and 24,079,422 shares .........................................................          24,733           24,685

Additional paid-in capital .....................................................          57,849           57,829

Retained earnings ..............................................................         110,918           90,615

Treasury Stock, 605,400 shares of Class A Stock,
 at cost .......................................................................          (3,829)          (3,829)

Accumulated other comprehensive loss ...........................................         (17,832)         (13,622)
                                                                                       ---------        ---------

        Total shareholders' equity .............................................         177,258          161,165
                                                                                       ---------        ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................       $ 355,619        $ 329,246
                                                                                       =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



SIX MONTHS ENDED JUNE 30,                                 1999               1998
                                                       -----------       ------------
(Dollars in thousands)                                 (Unaudited)       (Unaudited)
                                                                           (Note 2)

Cash flows from operating activities:
 Net income .....................................       $  20,303        $   1,087
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Equity in earnings of affiliates ..............         (10,992)          (5,309)
  Realized and unrealized gains on investments ..         (26,566)          (1,355)
  Depreciation expense ..........................             639              670
  Amortization expense ..........................             705              705
  Loss from impairment of investments ...........           2,559              270
  Translation (gain) ............................             (52)              (8)
  Minority interests ............................            (358)            (534)
 (Increase) decrease in other assets ............          (1,891)           3,599
 Increase (decrease) in accounts and income taxes
  payable, accrued expenses and minority
  interests .....................................           2,624           (4,291)
 Investments made in trading securities .........         (14,247)          (8,542)
 Proceeds from sale of trading securities .......           9,845            5,483
 Dividends received from affiliates .............          10,120            3,144
                                                        ---------        ---------

  Net cash (used in) operating activities .......          (7,311)          (5,081)
                                                        ---------        ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected .           9,077           15,616
 Deposits, notes and loans receivable granted ...          (4,104)            (272)
 Investments made in:
  Available-for-sale security ...................         (24,147)              --
  Affiliates and others .........................          (2,973)        (113,119)
 Proceeds from sale of investments:
  Affiliate .....................................          29,622               --
  Available-for-sale ............................              --              353
  Others ........................................           1,072            1,206
 Purchase of property and equipment .............             (44)             (99)
 Real estate rental property -  capital
  improvements ..................................            (754)            (911)
                                                        ---------        ---------

  Net cash provided by (used in) investing
   activities ...................................           7,749          (97,226)
                                                        ---------        ---------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



SIX MONTHS ENDED JUNE 30,                                                        1999            1998
                                                                              ---------       ----------
(Dollars in thousands)                                                       (Unaudited)     (Unaudited)
                                                                                               (Note 2)
Cash flows from financing activities:
 Notes and loans payable received:
  Related parties .....................................................       $ 15,433        $ 72,537
  Others ..............................................................            106          68,763
 Notes and loans payable repaid:
  Related parties .....................................................         (1,316)        (35,737)
  Others ..............................................................           (155)        (32,834)
 Debentures repaid ....................................................         (5,783)         (8,224)
 Contribution to partnership by minority
  interests ...........................................................             --           9,765
                                                                              --------        --------

  Net cash provided by financing
   activities .........................................................          8,285          74,270
                                                                              --------        --------

Effect of exchange rate changes on cash and
 cash equivalents .....................................................            262            (847)
                                                                              --------        --------

Net increase (decrease) in cash and cash
 equivalents ..........................................................          8,985         (28,884)
Cash and cash equivalents at beginning of
 period ...............................................................         12,047          45,457
                                                                              --------        --------

Cash and cash equivalents at end of period ............................       $ 21,032        $ 16,573
                                                                              ========        ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties .....................................................       $    656        $  1,127
  Others ..............................................................          1,034           1,787
                                                                              --------        --------
    Total interest paid ...............................................       $  1,690        $  2,914
                                                                              ========        ========

 Income taxes paid ....................................................       $ 10,037        $  1,159
                                                                              ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



SIX MONTHS ENDED JUNE 30,                                    1999            1998
                                                          -----------     -----------
(Dollars in thousands, except share amounts)              (Unaudited)     (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year ........................       $     861        $     898
Conversion of 3,292 and 3,254 shares into
 Class A Stock ....................................             (16)             (16)
                                                          ---------        ---------
Balance, end of period ............................       $     845        $     882
                                                          =========        =========

6-1/2% PREFERRED STOCK
Balance, beginning of year ........................       $   4,626        $   4,842
Conversion of 10,465 and 32,031 shares into
 Class A Stock ....................................             (52)            (161)
                                                          ---------        ---------
Balance, end of period ............................       $   4,574        $   4,681
                                                          =========        =========

CLASS A STOCK
Balance, beginning of year ........................       $  24,685        $  24,418
Issuance of shares upon conversion of
 Preferred Stock ..................................              48              113
                                                          ---------        ---------
Balance, end of period ............................       $  24,733        $  24,531
                                                          =========        =========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year ........................       $  57,829        $  57,491
Conversion of Preferred Stock .....................              20               64
                                                          ---------        ---------
Balance, end of period ............................       $  57,849        $  57,555
                                                          =========        =========

RETAINED EARNINGS
Balance, beginning of year ........................       $  90,615        $  88,775
Net income ........................................          20,303            1,087
                                                          ---------        ---------
Balance, end of period ............................       $ 110,918        $  89,862
                                                          =========        =========

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year: .......................       $ (13,622)       $ (10,085)

   Cumulative translation adjustments:
   Balance, beginning of year .....................         (18,580)         (10,085)
   Foreign currency translation adjustment ........             956           (2,038)
                                                          ---------        ---------
   Balance, end of period .........................         (17,624)         (12,123)
                                                          ---------        ---------

   Unrealized (loss) gain on marketable securities:
   Balance, beginning of year .....................           4,958               --
   Unrealized (loss) gain, net ....................            (208)           5,688
   Sale of available-for-sale security ............          (3,247)              --
   Transfer to trading securities .................          (1,711)              --
                                                          ---------        ---------
   Balance, end of period .........................            (208)           5,688
                                                          ---------        ---------

Balance, end of period ............................       $ (17,832)       $  (6,435)
                                                          =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



SIX MONTHS ENDED JUNE 30,                                            1999            1998
                                                                  -----------     ----------
(Dollars in thousands)                                            (Unaudited)     (Unaudited)


Net income .................................................       $ 20,303        $  1,087
                                                                   --------        --------

Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments ..................            956          (2,038)
 Unrealized (loss) gain on securities ......................           (208)          5,688
                                                                   --------        --------
 Other comprehensive income ................................            748           3,650
                                                                   --------        --------

 Comprehensive income ......................................       $ 21,051        $  4,737
                                                                   ========        ========

Related tax (expense) benefit of other comprehensive income:
 Foreign currency translation adjustments ..................       $   (153)       $    298
 Unrealized (loss) gain on securities ......................       $    112        $ (3,063)


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

         Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1998 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1998 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1998 consolidated statements of income and cash flows have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. Segment information presented below results primarily from operations in Israel.


SIX MONTHS ENDED JUNE 30, .....         1999              1998
                                      ---------         ---------
(Dollars in thousands)
Revenues:
Finance .......................       $  29,471         $   4,305
Real estate rental ............           3,851             3,591
Mattress manufacturing ........           3,414             3,317
Leisure-time ..................             755               796
Intercompany adjustments ......            (224)             (253)
                                      ---------         ---------
     Total ....................       $  37,267         $  11,756
                                      =========         =========

Pretax Operating Income (Loss):
Finance .......................       $  19,963         $  (3,079)
Real estate rental ............           1,410             1,199
Mattress manufacturing ........            (836)           (1,076)
Leisure-time ..................              92               (66)
                                      ---------         ---------
     Total ....................       $  20,629         $  (3,022)
                                      =========         =========

Total Assets:
Finance .......................       $ 315,362*        $ 272,190*
Real estate rental ............          36,321            34,857
Mattress manufacturing ........           5,362             5,757
Leisure-time ..................          12,894            37,925
Intercompany adjustments ......         (14,320)          (11,577)
                                      ---------         ---------
     Total ....................       $ 355,619         $ 339,152
                                      =========         =========


         Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests.

         The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The mattress manufacturing segment consists of Paradise Industries, Ltd., which is a leading manufacturer and distributor of mattresses and fold-out beds in Israel whose customer base consists of independent stores as well as hotel chains. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel, see Note 5 below), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company's 51%-owned subsidiary located in Israel).

         *Includes an investment in MIRS of $111 million.

4. The following table summarizes securities that were outstanding as of June 30, 1999 and 1998, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

(Shares in thousands)          June 30,
                         -----------------
                          1999        1998
                         -----       -----

Options and Rights       1,100(a)    1,238(a)(b)
Warrants                    --       4,500(b)

         a) On June 29, 1999, Dr. Gleitman, the Company's then Chief Executive Officer announced his resignation, effective July 1, 1999. The Stock Option and Stock Repurchase Plan Agreement that the Company entered into with Dr. Gleitman in 1998 was terminated on the date of his resignation. According to the Agreement, the Chief Executive Officer was granted options to purchase up to one million shares of the Company's Class A Stock. The Company also granted the rights to purchase at discount up to 200,000 shares of the Company's Class A Stock. Through June 30, 1999, none of the stock options and 100,000 of the stock rights were exercised by Dr. Gleitman.

         b) 38,000 options and all warrants expired on January 31, 1999.

5. On April 14, 1999, the Company sold its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the June 30, 1999 consolidated financial statements.

6. On July 6, 1999, the Company completed a transaction with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP, which provided for the following:

                  (a) The Company acquired from BHP all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.3 million.

                  (b) The Company sold to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., currently leased to and occupied by BHP, for $14.7 million.

                  (c) Ampal's subsidiary renewed the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

         As a result of the above transaction, Ampal's outstanding shares consist of 18,278,812 shares of Class A Stock, 164,130 shares of 4% Preferred Stock and 786,116 shares of 6 1/2% Preferred Stock, based on shares outstanding on July 30, 1999. Rebar Financial Corporation and the public hold 11,083,712 and 7,195,100 shares of Class A Stock, representing 60.6% and 39.4% of Ampal's outstanding Class A Stock, respectively.

         Ampal will record a net gain of approximately $6 million on the sale of the aforementioned real estate properties in its September 30, 1999 consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations

Six months ended June 30, 1999 compared to six months ended June 30, 1998:

Consolidated net income increased to $20.3 million for the six-month period ended June 30, 1999, from $1.1 million for the same period in 1998. The increase in net income is primarily attributable to greater realized and unrealized gains on investments and the increase in equity in earnings of affiliates.

In the six months ended June 30, 1999, Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $15.6 million of gains on sale of investments, which are primarily attributable to the sale of its investment in Moriah Hotels Ltd ("Moriah"). On April 14, 1999, the Company sold its 46% equity interest in Moriah to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the June 30, 1999 consolidated financial statements. In addition, the Company recorded a $1.2 million gain on sale of its investment in Fundtech Ltd. ("Fundtech"). In the six months ended June 30, 1998, the Company recorded $1.3 million of gains on sale of investments, which are attributable to its investments in Mercury Interactive Corporation, Shikun U'Fituach le-Israel Ltd., and Fundtech.

The Company recorded $11 million of unrealized gains on investments which are classified as trading securities in the six-month period ended June 30, 1999, as compared to $.1 million in the same period in 1998. The unrealized gains recorded in 1999 are primarily attributable to the Company's investments in the shares of Bank Leumi Le'Israel B.M. ("Leumi") (pretax gain of $6.4 million) and Fundtech (pretax gain of $2.6 million). At June 30, 1999 and December 31, 1998, the aggregate fair value of trading securities amounted to approximately $44.3 million and $26.3 million, respectively.

Equity in earnings of affiliates increased to $11 million for the six months ended June 30, 1999, from $5.3 million for the same period in 1998. The increase is primarily attributable to the increased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported significantly higher earnings in 1999 primarily due to the gain realized on the sale of its holdings in Platinum Technology International Inc. in May 1999.

The increase in other income in the six months ended June 30, 1999, as compared to the same period in 1998 is attributable to the dividend of $1.2 million ($.9 million, net of minority interest) declared by MIRS Communication Company Ltd.

The Company recorded lower interest income and higher net interest expense in the six months ended June 30, 1999, as compared to the same period in 1998, as a result of utilizing its funds for making investments in various companies.

Manufacturing revenues and expenses reflect the operations of Paradise Industries Ltd. ("Paradise"), the Company's 85.1%-owned subsidiary, which is a manufacturer and distributor of mattresses and fold-out beds in Israel. During the first half of 1999, Paradise completed a restructuring of its operations, which resulted in a reduction of its workforce and other employee-related expenses.

The decrease in the effective income tax rate in 1999 as compared to 1998 is mainly attributable to the decreased deferred tax provisions of certain Israeli subsidiaries due to the utilization of available tax benefits.

Three months ended June 30, 1999 compared to three months ended June 30, 1998:
------------------------------------------------------------------------------
Consolidated net income increased to $14.8 million for the three-month period ended June 30, 1999, from a loss of $.9 million for the same period in 1998. The increase in net income is primarily attributable to the greater realized and unrealized gains on investments and the increase in equity in earnings of affiliates.

In the quarter ended June 30, 1999, the Company recorded $14.7 million of gains on sale of investments, $13.5 million of which is attributable to the sale of its investment in Moriah. The Company did not record similar gains in the same period in 1998.

The Company also recorded $2.8 million of unrealized gains on investments in the three-month period ended June 30, 1999, $2.1 million of which is attributable to its investment in Leumi, as compared to $.3 million of unrealized losses on investments in the same period in 1998.

Equity in earnings of affiliates increased to $10.2 million for the three months ended June 30, 1999, from $2.1 million for the same period in 1998. The increase is primarily attributable to the gain on sale of investment recorded by Ophir in the second quarter of 1999. (See "Discussion on Results of Operations - Six months ended June 30, 1999 compared to six months ended June 30, 1998.")

The Company recorded net interest expense in the amount of $1.8 million in the three months ended June 30, 1999, as compared to $1.4 million in the same period in 1998. (See "Discussion on Results of Operations - Six months ended June 30, 1999 compared to six months ended June 30, 1998.")

In the quarter ended June 30, 1999, the Company recorded $2.5 million of losses from impairment of its investments in Unic View Ltd. ($1 million) and M.D.F. Industries Ltd. ($1.5 million), which continues to experience operational problems. In the same period of 1998 the Company recorded a $.3 million loss on impairment of its investment in Geotek Communications Ltd.

The change in the effective income tax rate in 1999 as compared to 1998 is mainly attributable to the decreased deferred tax provisions of certain Israeli subsidiaries due to the reduction of available tax benefits.

Liquidity and Capital Resources
-------------------------------
At June 30, 1999, cash and cash equivalents were $21 million as compared with $12 million at December 31, 1998. The increase in cash and cash equivalents is primarily attributable to the proceeds received from the sale of the Company's investment in Moriah (See "Discussion on Results of Operations - Six months ended June 30, 1999 compared to six months ended June 30, 1998"). The decrease in debentures is primarily attributable to scheduled repayments.

On June 23, 1999 the Company acquired a 3.9% interest in Blue Square-Israel Ltd. ("Blue Square") for approximately $24 million. Blue Square owns approximately 160 supermarkets and specialty stores in Israel. In addition, the Company invested $.5 million to acquire a 2% interest in Babylon Ltd., a developer and marketer of single click translation software for non-English speaking Internet users, $1.8 million to acquire an additional 1.2% interest (total equity interest is 20.3%) in Granite Hacarmel Investments Ltd., and approximately $.5 million to maintain its equity interest in NetformX Ltd. (total equity interest
- 21%).

MARKET RISKS AND SENSITIVITY ANALYSIS
-------------------------------------
The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at June 30, 1999, and are sensitive to the above market risks.

Interest Rate Risks
-------------------
At June 30, 1999, the Company had financial assets totalling $43.5 million and financial liabilities totalling $140.3 million, respectively. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At June 30, 1999, the Company had fixed rate financial assets of $23.3 million and variable rate financial assets of $20.2 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.3 million.

At June 30, 1999, the Company had fixed rate debt of $42.1 million and variable rate debt of $98.2 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.6 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.4 million, holding other variables constant.

Exchange Rate Sensitivity Analysis
----------------------------------
The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. In March 1999, and May 1999, the Company entered into foreign exchange forward purchase contracts for $10 million and $5 million, respectively, to partially hedge this exposure. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's earnings would decrease by $1.8 million and cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $.5 million.

Equity Price Risk
-----------------
The Company's investments at June 30, 1999, included marketable securities which are recorded at fair value of $44.3 million, including net unrealized gains of $8.4 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $4.4 million.

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

Subsequent Events

On July 6, 1999, the Company completed a transaction with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP (the "Hapoalim Transaction"), which provided for the following:

         (a) The Company acquired from BHP all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.3 million.

         (b) The Company sold to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., currently leased to and occupied by BHP, for $14.7 million.

         (c) Ampal's subsidiary renewed the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

As a result of the above transaction, Ampal's outstanding shares consist of 18,278,812 shares of Class A Stock, 164,130 shares of 4% Preferred Stock and 786,116 shares of 6 1/2% Preferred Stock, based on shares outstanding on July 30, 1999. Rebar Financial Corporation and the public held 11,083,712 and 7,195,100 shares of Class A Stock, representing 60.6% and 39.4% of Ampal's outstanding Class A Stock, respectively.

Ampal will record a net gain of approximately $6 million on the sale of the aforementioned real estate properties in the September 30, 1999 consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities and Use of Proceeds - None.

Item 3.       Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - On June 29, 1999, Ampal's shareholders held their annual meeting (the "Annual Meeting"). At such meeting, the shareholders elected the following individuals as directors by the following vote:

                                                                  FOR                   AUTHORITY WITHHELD

                      Michael Arnon                           18,453,048                          30,060
                      Benzion Benbassat                       18,452,948                          30,160
                      Yaacov Elinav                           18,453,048                          30,060
                      Kenneth L. Henderson                    18,452,648                          30,400
                      Hillel Peled                            18,453,048                          30,460
                      Shimon Ravid                            18,453,048                          30,060
                      Daniel Steinmetz                        18,453,048                          30,060
                      Raz Steinmetz                           18,453,048                          30,060
                      Eliyahu Vagner                          18,453,348                          29,760
                      Avi A. Vigder                           18,453,248                          29,860

              Also at the Annual Meeting, the shareholders approved the Hapoalim Transaction (See "Subsequent Events") (11,203,389 for; 22,602 against; 7,257,117 abstain).

Item 5. Other Information - After the conclusion of the Annual Meeting, Ampal's Board of Directors elected the following individuals to serve as officers for the upcoming year:

                      Chairman of the Board:                           Daniel Steinmetz
                      President and Chief
                       Executive Officer:                              Raz Steinmetz
                      Vice President -
                        Finance and Treasurer:                         Shlomo Meichor
                      Vice President -
                        Accounting and Controller:                     Alla Kanter
                      Vice President -
                        Legal and Secretary:                           Eli S. Goldberg
                      Vice President-Business
                       Development                                     Shlomo Shalev
                      Assistant Secretary:                             Gennifer A. Starita
                      Assistant Controller:                            Harold Aronowitz

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits:


              Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

              Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Registrant on July 6, 1999, which described an Item 2 Event, the closing provided for in the agreement dated May 11, 1999 (filed as Exhibit 10 to Form 10-Q for the quarter ended March 31, 1999), among Ampal-American Israel Corporation and its subsidiaries and Bank Hapoalim B.M. and its two wholly-owned subsidiaries.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           AMPAL-AMERICAN ISRAEL CORPORATION



                                           By:/s/ Raz Steinmetz
                                              ----------------------------------
                                              Raz Steinmetz
                                              President and Chief
                                               Executive Officer
                                              (Principal Executive Officer)



                                           By:/s/ Shlomo Meichor
                                              ----------------------------------
                                              Shlomo Meichor
                                              Vice President - Finance
                                                and Treasurer
                                              (Principal Financial Officer)



                                           By:/s/ Alla Kanter
                                              ----------------------------------
                                              Alla Kanter
                                              Vice President - Accounting
                                                and Controller
                                              (Principal Accounting Officer)


Dated:  August 12, 1999

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES


                                  Exhibit Index


         Exhibit No.                                 Description


              11           Schedule Setting Forth Computation of Earnings
                           Per Share of Class A Stock............................................         Page 20

              27           Financial Data Schedule...............................................           *


* This exhibit was included in the copy of this report filed with the Securities and Exchange Commission and is available upon request from Ampal.