Form 10-Q
period 1999-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 1999-11-15
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended           September 30, 1999
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                           to
                               -------------------------     -------------------


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

            The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 18,268,317 (as of October 31, 1999).



               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                               Index to Form 10-Q

                                                                        Page
                                                                        ----
Part I    Financial Information

          Consolidated Statements of Income

             Nine Months Ended September 30 ............................   1

             Three Months Ended September 30............................   2

          Consolidated Balance Sheets..................................    3

          Consolidated Statements of Cash Flows........................    5

          Consolidated Statements of Changes in Shareholders'
             Equity....................................................    7

          Consolidated Statements of Comprehensive Income..............    9

          Notes to the Consolidated Financial Statements...............   10

          Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............   13


Part II   Other Information............................................   18




AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



NINE MONTHS ENDED SEPTEMBER 30,                          1999            1998
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         (Unaudited)    (Unaudited)
                                                                      (Note 2)
REVENUES
Equity in earnings of affiliates ......................  $ 14,943     $    7,619
Interest:
 Related parties.......................................       630          2,699
 Others................................................       962            859
Rental income..........................................     5,415          5,465
Realized and unrealized gains (losses) on
 investments...........................................    23,176         (1,569)
Gain on sale of real estate rental property
 (Note 6)..............................................     9,203              -
Other..................................................     4,031          1,815
                                                         --------       --------
     Total revenues....................................    58,360         16,888
                                                         --------       --------

EXPENSES
Interest:
 Related parties.......................................     2,225          3,371
 Others................................................     5,016          4,340
Rental property operating expenses.....................     2,652          2,674
Loss from impairment of investments....................     2,959            270
Minority interests.....................................      (531)          (693)
Other..................................................     5,807          4,895
                                                         --------       --------
     Total expenses....................................    18,128         14,857
                                                         --------       --------
Income from continuing operations before income
 taxes.................................................    40,232          2,031
Provision for income taxes.............................    13,906          1,534
                                                         --------       --------
Income from continuing operations......................    26,326            497
                                                         --------       --------
Discontinued operations (Note 7):
 Loss from operations..................................    (1,083)        (1,312)
 Loss on disposition of $3,593, net of applicable
  tax benefit of $2,000................................    (1,593)             -
                                                         --------       --------
Loss from discontinued operations......................    (2,676)        (1,312)
                                                         --------       --------

     NET INCOME (LOSS).................................  $ 23,650       $   (815)
                                                         ========       ========

Basic EPS
 Earnings (loss) per Class A share:
  Earnings from continuing operations..................  $   1.20       $    .02
  (Loss) from discontinued operations..................      (.12)          (.05)
                                                         --------       --------
 Earnings (loss) per Class A share.....................  $   1.08       $   (.03)
                                                         ========       ========
 Shares used in calculation (in thousands).............    21,772         23,885

Diluted EPS
 Earnings (loss) per Class A share:
  Earnings from continuing operations..................  $   1.04       $    .01
  (Loss) from discontinued operations..................      (.10)          (.05)
                                                         --------       --------
 Earnings (loss) per Class A share.....................  $    .94       $   (.04)
                                                         ========       ========

 Shares used in calculation (in thousands).............    25,208         27,616

The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED SEPTEMBER 30,                          1999           1998
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         (Unaudited)     (Unaudited)
                                                                       (Note 2)

REVENUES
Equity in earnings of affiliates .................       $  3,951       $  2,310
Interest:
 Related parties..................................             12            935
 Others...........................................            459            181
Rental income.....................................          1,564          1,874
Realized and unrealized (losses) on investments...         (3,390)        (2,924)
Gain on sale of real estate rental property
 (Note 6).........................................          9,203              -
Other.............................................          1,719            787
                                                          --------      --------
     Total revenues...............................         13,518          3,163
                                                          --------      --------

EXPENSES
Interest:
 Related parties..................................             39          1,199
 Other............................................          2,668          1,532
Rental property operating expenses................            883            941
Loss from impairment of investment................            400              -
Minority interests................................           (298)          (319)
Other.............................................          2,284          1,515
                                                          --------      --------
     Total expenses...............................          5,976          4,868
                                                          --------      --------
Income (loss) from continuing operations before
 income taxes.....................................          7,542         (1,705)
Provision (benefit) for income taxes..............          2,230           (200)
                                                          --------      --------
Income (loss) from continuing operations..........          5,312         (1,505)
                                                          --------      --------
Discontinued operations (Note 7):
 Loss from operations.............................           (372)          (397)
 Loss on disposition of $3,593, net of applicable
  tax benefit of $2,000...........................         (1,593)             -
                                                          --------      --------
Loss from discontinued operations.................         (1,965)          (397)
                                                          --------      --------

     NET INCOME (LOSS)............................       $  3,347       $ (1,902)
                                                          ========      ========

Basic EPS
 Earnings (loss) per Class A share:
  Earnings (loss) from continuing operations......       $    .29       $   (.06)
  (Loss) from discontinued operations.............           (.11)          (.02)
                                                          --------      --------
 Earnings (loss) per Class A share................       $    .18        $  (.08)
                                                          ========      ========

 Shares used in calculation (in thousands)........         18,279         23,939

Diluted EPS
 Earnings (loss) per Class A share:
  Earnings (loss) from continuing operations......       $    .25        $  (.06)
  (Loss) from discontinued operations.............           (.09)          (.02)
                                                          --------      --------
 Earnings (loss) per Class A share................       $    .16        $  (.08)
                                                          ========      ========

 Shares used in calculation (in thousands)........         21,446         27,616

The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS




                                                    September 30,    December 31,
ASSETS AS AT                                            1999            1998
--------------------------------------------------------------------------------
(Dollars in thousands)                               (Unaudited)       (Note 2)

Cash and cash equivalents........................        $  6,803       $ 12,047



Deposits, notes and loans receivable.............          21,422         27,572



Investments......................................         256,029        214,421



Investment held for sale (Note 5)................               -         25,104



Real estate rental property, less accumulated
 depreciation of $3,984 and $6,492...............          24,636         29,735



Property and equipment, less accumulated
 depreciation of $2,343 and $2,267...............           2,621          2,258



Other assets.....................................          12,107         12,983


Net assets of discontinued operations (Note 7)...               -            796
                                                         --------       --------





TOTAL ASSETS.....................................        $323,618       $324,916
                                                         ========       ========


The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED BALANCE SHEETS



LIABILITIES AND                                                                September 30,    December 31,
SHAREHOLDERS' EQUITY AS AT                                                         1999             1998
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                          (Unaudited)       (Note 2)


LIABILITIES
Notes and loans payable:
  Related parties.............................................................. $   7,837           $ 56,534
  Others.......................................................................   103,194             39,674
Debentures.....................................................................    27,733             32,817
Accounts and income taxes payable, accrued
 expenses and minority interests...............................................    38,611             34,726
                                                                                 --------           --------

        Total liabilities......................................................   177,375            163,751
                                                                                 --------           --------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 166,580 and 172,238 shares; outstanding 163,230
 and 172,238 shares............................................................       833                861
6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 898,744 and 925,279 shares; outstanding 776,208
 and 925,279 shares............................................................     4,494              4,626

Class A Stock, $1 par value; authorized 60,000,000 shares; issued 24,792,717 and
 24,684,822 shares; outstanding 18,264,536
 and 24,079,422 shares.........................................................    24,792             24,685

Additional paid-in capital.....................................................    57,882             57,829

Retained earnings..............................................................   114,265             90,615

Treasury Stock, at cost (Note 6)...............................................   (35,552)            (3,829)

Accumulated other comprehensive loss...........................................   (20,471)           (13,622)
                                                                                 --------           --------

        Total shareholders' equity.............................................   146,243            161,165
                                                                                 --------           --------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................  $323,618           $324,916
                                                                                 ========           ========

The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



NINE MONTHS ENDED SEPTEMBER 30,                                    1999            1998
------------------------------------------------------------------------------------------
(Dollars in thousands)                                         (Unaudited)     (Unaudited)
                                                                                (Note 2)
Cash flows from operating activities:
 Net income (loss).........................................    $ 23,650         $    (815)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Equity in earnings of affiliates.........................     (14,943)           (7,619)
  Loss from discontinued operations........................       2,676             1,312
  Realized and unrealized (gains) losses on
   investments.............................................     (23,176)            1,569
  Gain on sale of real estate rental property..............      (9,203)                -
  Depreciation expense.....................................         763               849
  Amortization expense.....................................       1,010               961
  Loss from impairment of investments......................       2,959               270
  Minority interests.......................................        (531)             (693)
  Translation loss (gain)..................................         362              (314)
 Decrease in other assets..................................       2,186               139
 Increase (decrease) in accounts and income
  taxes payable, accrued expenses and minority
  interests................................................       3,879            (1,942)
 Investments made in trading securities....................     (18,104)          (30,579)
 Proceeds from sale of trading securities..................      18,634            10,670
 Dividends received from affiliates........................      10,120             3,226
                                                                -------         ---------

  Net cash provided by (used in) operating
   activities..............................................         282           (22,966)
                                                                -------         ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected............       9,429            15,779
 Deposits, notes and loans receivable granted..............      (4,502)             (290)
 Investments made in:
  Available-for-sale security..............................     (24,147)                -
  Affiliates and others....................................      (7,178)         (117,007)
 Proceeds from sale of investments:
  Affiliate................................................      29,622                 -
  Available-for-sale.......................................           -               353
  Others...................................................       1,072             1,206
 Proceeds from sale of real estate rental
  property.................................................      14,703                 -
 Purchase of property and equipment........................        (547)              (38)
 Real estate rental property - capital
  improvements.............................................      (1,025)             (960)
                                                                -------         ---------

  Net cash provided by (used in)
   investing activities....................................      17,427          (100,957)
                                                                -------         ---------

The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS



NINE MONTHS ENDED SEPTEMBER 30,                                  1999             1998
-----------------------------------------------------------------------------------------
(Dollars in thousands)                                         (Unaudited)     (Unaudited)
                                                                                 (Note 2)
Cash flows from financing activities:
 Notes and loans payable received:
  Related parties..........................................    $  8,139        $ 81,800
  Others...................................................      13,347          68,400
 Notes and loans payable repaid:
  Related parties..........................................           -         (35,042)
  Others...................................................      (6,236)        (32,591)
 Debentures repaid.........................................      (5,785)         (8,246)
 Purchase of treasury stock................................     (31,724)              -
 Contribution to partnership by minority
  interests................................................           -           9,765
                                                               --------         -------

  Net cash (used in) provided by financing
   activities..............................................     (22,259)         84,086
                                                               --------        --------
Effect of exchange rate changes on cash and
 cash equivalents..........................................        (694)         (1,522)
                                                                -------        --------

Net (decrease) in cash and cash equivalents................      (5,244)        (41,359)
Cash and cash equivalents at beginning of
 period....................................................      12,047          45,132
                                                               --------        --------

Cash and cash equivalents at end of period.................     $ 6,803        $  3,773
                                                                =======        ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties..........................................    $    613        $  1,385
  Others...................................................       1,716           2,503
                                                               --------        --------
    Total interest paid....................................    $  2,329        $  3,888
                                                               ========        ========

 Income taxes paid.........................................    $ 10,964        $  1,713
                                                               ========        ========

The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




NINE MONTHS ENDED SEPTEMBER 30,                                 1999            1998
--------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                (Unaudited)     (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year................................   $    861         $    898
Conversion of 5,658 and 5,446 shares into
 Class A Stock............................................        (28)             (27)
                                                             --------         --------
Balance, end of period....................................   $    833         $    871
                                                             ========         ========
6-1/2% PREFERRED STOCK
Balance, beginning of year................................   $  4,626         $  4,842
Conversion of 26,535 and 36,605 shares into
 Class A Stock............................................       (132)            (184)
                                                             --------         --------
Balance, end of period....................................   $  4,494         $  4,658
                                                             ========         ========

CLASS A STOCK
Balance, beginning of year................................   $ 24,685         $ 24,418
Issuance of shares upon conversion of
 Preferred Stock..........................................        107              138
                                                             --------         --------
Balance, end of period....................................   $ 24,792         $ 24,556
                                                             ========         ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year................................   $ 57,829         $ 57,491
Conversion of Preferred Stock.............................         53               73
Issuance of additional shares.............................          -                2
                                                             --------         --------
Balance, end of period....................................   $ 57,882         $ 57,566
                                                             ========         ========

RETAINED EARNINGS
Balance, beginning of year................................   $ 90,615         $ 88,775
Net income (loss).........................................     23,650             (815)
                                                             --------         --------
Balance, end of period....................................   $114,265         $ 87,960
                                                             ========         ========


The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



NINE MONTHS ENDED SEPTEMBER 30,                             1999            1998
--------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)           (Unaudited)     (Unaudited)

TREASURY STOCK (Note 6)

   4% PREFERRED STOCK
   Balance, beginning of year........................   $      -        $      -
   Purchase of 3,350 shares, at cost.................        (84)              -
                                                        --------        --------
   Balance, end of period............................        (84)              -
                                                        --------        --------

   6-1/2% PREFERRED STOCK
   Balance, beginning of year........................          -               -
   Purchase of 122,536 shares, at cost...............     (1,853)              -
                                                        --------        --------
   Balance, end of period............................     (1,853)              -
                                                        --------        --------

   CLASS A STOCK
   Balance, beginning of year - 605,400 shares,
    at cost..........................................     (3,829)         (3,829)
   Purchase of 5,922,781 shares, at cost.............    (29,786)              -
                                                        --------        --------
   Balance, end of period - 6,528,181 shares,
    at cost..........................................    (33,615)         (3,829)
                                                        --------        --------

Balance, end of period...............................   $(35,552)       $ (3,829)
                                                        ========        ========

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance, beginning of year........................   $(13,622)       $(10,085)

   Cumulative translation adjustments:
   Balance, beginning of year........................    (18,580)        (10,085)
   Foreign currency translation adjustment...........        356          (4,528)
                                                        --------        --------
   Balance, end of period............................    (18,224)        (14,613)
                                                        --------        --------

   Unrealized (loss) gain on marketable securities:
   Balance, beginning of year........................      4,958               -
   Unrealized (loss) gain, net.......................     (2,247)          3,412
   Sale of available-for-sale security...............     (3,247)              -
   Transfer to trading securities....................     (1,711)              -
                                                        --------        --------
   Balance, end of period............................     (2,247)          3,412
                                                        --------        --------

Balance, end of period...............................   $(20,471)       $(11,201)
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



NINE MONTHS ENDED SEPTEMBER 30,                          1999            1998
--------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)     (Unaudited)

Net income (loss)....................................    $ 23,650       $   (815)
                                                         --------       --------

Other comprehensive (loss), net of tax:
 Foreign currency translation adjustments............         356         (4,528)
 Unrealized (loss) gain on securities................      (2,247)         3,412
                                                         --------       --------
 Other comprehensive (loss)..........................      (1,891)        (1,116)
                                                         --------       --------

 Comprehensive income (loss).........................    $ 21,759       $ (1,931)
                                                         ========       ========

Related tax (expense) benefit of other
  comprehensive income:
 Foreign currency translation adjustments............    $    349       $    651
 Unrealized (loss) gain on securities................    $  1,263       $ (1,837)


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

     Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1998 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1998 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim other than those that are discussed in Note 7. Certain amounts in the 1998 consolidated statements of cash flows have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. Segment information presented below results primarily from operations in Israel.


     NINE MONTHS ENDED SEPTEMBER 30,               1999             1998
     --------------------------------------------------------------------------
     (Dollars in thousands)
      Revenues:
      ---------
      Finance .............................     $ 27,882         $  2,880
      Real estate rental...................       14,619*           5,465
      Leisure-time.........................        1,274            1,300
      Intercompany adjustments.............         (358)            (376)
                                                --------         ---------
           Total...........................     $ 43,417         $  9,269
                                                ========         =========

      Pretax Operating Income (Loss):
      -------------------------------
      Finance .............................     $ 13,693         $ (7,979)
      Real estate rental...................       10,949*           1,761
      Leisure-time.........................          116              (63)
                                                --------         ---------
           Total...........................     $ 24,758         $ (6,281)
                                                ========         =========

      Total Assets:
      -------------
      Finance .............................     $289,885**       $ 274,048**
      Real estate rental...................       30,901            35,629
      Leisure-time.........................       13,165            37,945
      Intercompany adjustments.............      (10,333)          (12,475)
                                                --------         ---------
           Total...........................     $323,618         $ 335,147
                                                ========         =========


     Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests. Total assets exclude assets from discontinued operations.

     The real estate rental segment consists of rental property owned in Israel and the United States leased to related (See Note 6 below) and unrelated parties. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel, see Note 5 below), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the Company's 51%-owned subsidiary located in Israel).

     *Includes a gain on sale of real estate rental property of $9 million (See
     Note 6 below).

     **Includes an investment in MIRS of $111 million.

4. The following table summarizes securities that were outstanding as of September 30, 1999 and 1998, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

            (Shares in thousands)                   September 30,
                                                -------------------
                                                 1999         1998
                                                ------       ------
            Options and Rights                       -       1,238(a)(b)
            Warrants                                 -       4,500(b)

     a) On June 29, 1999, Dr. Gleitman, the Company's then Chief Executive Officer announced his resignation, effective July 1, 1999. The Stock Option and Stock Repurchase Plan Agreement that the Company entered into with Dr. Gleitman in 1998 was terminated on the date of his resignation. According to the Agreement, the Chief Executive Officer was granted options to purchase up to one million shares of the Company's Class A Stock. The Company also granted the rights to purchase at discount up to 200,000 shares of the Company's Class A Stock. Through September 30, 1999, none of the stock options and 100,000 of the stock rights were exercised by Dr. Gleitman.

     b) 38,000 options and all warrants expired on January 31, 1999.

5. On April 14, 1999, the Company sold its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the September 30, 1999 consolidated financial statements.

6. On July 6, 1999, the Company completed a transaction with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP, which provided for the following:

               (a) The Company acquired from BHP all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.5 million.

               (b) The Company sold to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., which had previously been leased to and occupied by BHP, for $14.7 million.

               (c) Ampal's subsidiary renewed the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

     As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of the aforementioned real estate properties in the September 30, 1999 consolidated financial statements. Commencing in the third quarter of 1999, the transactions with BHP are no longer reflected as transactions with a related party in the Company's consolidated financial statements.

7. Discontinued Operations - On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd.,

("Paradise") to Beit Hafuton, AA Ltd. ("Beit Hafuton"). Accordingly, the results of Paradise, whose financial statements were previously consolidated with the Company's financial statements through June 30, 1999, have been presented as discontinued operations for all periods presented. In connection with the sale, the Company agreed to the following: a) to forgive a capital note in the amount of $.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, b) to forgive a loan to Paradise in the amount of approximately $.5 million and c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight Center. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.6 million net of taxes) in the consolidated financial statements for the nine months ended September 30, 1999.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (See discussion on Discontinued Operations elsewhere in Management's Discussion and Analysis)

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998:

Consolidated income from continuing operations increased to $26.3 million for the nine-month period ended September 30, 1999, from $.5 million for the same period in 1998. The increase in income is primarily attributable to the realized and unrealized gains on investments, gain on sale of real estate rental property, and the increase in equity in earnings of affiliates.

In the nine months ended September 30, 1999, Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $16.3 million of gains on sale of investments, which is primarily attributable to the sale of its investment in Moriah Hotels Ltd. ("Moriah"). On April 14, 1999, the Company sold its 46% equity interest in Moriah to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million net of taxes). In addition, the Company recorded a $1.2 million gain on sale of its investment in Fundtech Ltd. ("Fundtech"). In the nine months ended September 30, 1998, the Company recorded $.6 million of gains on sale of investments, which are attributable to its investments in Mercury Interactive Corporation, Shikun U'Fituach le-Israel Ltd., and Fundtech.

The Company recorded $6.9 million of unrealized gains on investments which are classified as trading securities in the nine-month period ended September 30, 1999, as compared to $2.2 million of unrealized losses in the same period in 1998. The unrealized gains recorded in 1999 are primarily attributable to the Company's investments in the shares of Bank Leumi Le'Israel B.M. ("Leumi") (pretax gain of $4.7 million) and Fundtech (pretax gain of $2.2 million). At September 30, 1999 and December 31, 1998, the aggregate fair value of trading securities amounted to approximately $35.9 million and $26.3 million, respectively.

On July 6, 1999, the Company completed a transaction with Bank Hapoalim B.M. ("BHP") and two wholly-owned subsidiaries of BHP, which provided for the following:

            (a) The Company acquired from BHP all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.5 million.

            (b) The Company sold to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., which had previously been leased to and occupied by BHP, for $14.7 million.

            (c) Ampal's subsidiary renewed the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of the aforementioned real estate properties in the September 30, 1999 consolidated financial statements. Commencing in the third quarter of 1999, the transactions with BHP are no longer reflected as transactions with a related party in the Company's consolidated financial statements.

Equity in earnings of affiliates increased to $14.9 million for the nine months ended September 30, 1999, from $7.6 million for the same period in 1998. The increase is primarily attributable to the increased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported significantly higher earnings in 1999 primarily due to the gain realized on the sale of its holdings in Platinum Technology International Inc. in May 1999.

The increase in other income in the nine months ended September 30, 1999, as compared to the same period in 1998 is primarily attributable to the dividends received from MIRS Communication Company Ltd. ($1.2 million) and Leumi ($.7 million).

In the nine months ended September 30, 1999, the Company recorded $3 million of losses from impairment of investments which are primarily attributable to its investments in Unic View Ltd. ($1 million), M.D.F. Industries Ltd. ($1.5 million), which continues to experience operational problems and Mutek Solutions Ltd. ($.4 million). In the same period in 1998 the Company recorded a $.3 million loss on impairment of its investment in Geotek Communications Ltd.

The Company recorded higher net interest expense in the nine months ended September 30, 1999, as compared to the same period in 1998, as a result of utilizing its funds for making investments in various companies and increasing its borrowings for the acquisition of its shares from BHP.

The increase in other expenses is primarily attributable to the translation losses recorded in the nine months ended September 30, 1999, as compared to translation gains recorded in the same period in 1998.

The decrease in the effective income tax rate in 1999, as compared to 1998, is mainly attributable to the decreased deferred tax provisions of certain Israeli subsidiaries because of the utilization of available tax benefits.

Three months ended September 30, 1999 compared to three months ended September 30, 1998:

Consolidated income from continuing operations increased to $5.3 million for the three-month period ended September 30, 1999, from a loss of $1.5 million for the same period in 1998. The increase in income is primarily attributable to the gain on sale of real estate rental property to BHP. (See "Discussion on Results of Operations - Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.")

The Company recorded $3.3 million of unrealized losses on investments in trading securities in the three-month period ended September 30, 1999, which are primarily attributable to its investments in Leumi and Fundtech. In the three months ended September 30, 1998, the Company recorded $2.3 million of unrealized losses on investments, primarily attributable to its investment in Leumi.

Equity in earnings of affiliates increased to $4 million for the three months ended September 30, 1999, from $2.3 million for the same period in 1998. The increase is primarily attributable to the increased earnings of Ophir and Granite Hacarmel Investments Ltd. ("Granite"), the Company's 20.3%-owned affiliate, which is one of the largest distributors of refined petroleum products in Israel. Ophir recorded increased earnings in the three months ended September 30, 1999 as compared to the same period in 1998 as a result of a gain on sale of shares of Industrial Buildings Corporation Ltd. Granite reported higher earnings as a result of the translation gains recorded in the quarter ended September 30, 1999.

The increase in other income in the third quarter of 1999, as compared to the same period in 1998, is primarily attributable to the dividend received from Leumi in the amount of $.7 million.

The Company recorded net interest expense in the amount of $2.2 million in the three months ended September 30, 1999, as compared to $1.6 million in the same period in 1998. (See "Discussion on Results of Operations - Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.")

Other expenses were higher in the three months ended September 30, 1999, as compared to the same period in 1998, for the same reason as described in "Discussion on Results of Operations - Nine months ended September 30, 1999 as compared to nine months ended September 30, 1998."

The change in the effective income tax rate in 1999, as compared to 1998, is mainly attributable to the decreased deferred tax provisions of certain Israeli subsidiaries because of the reduction of available tax benefits.

Liquidity and Capital Resources

At September 30, 1999, cash and cash equivalents were $6.8 million as compared with $12 million at December 31, 1998. The decrease in cash and cash equivalents and the increase in notes and loans payable are primarily attributable to the Company's acquisition of its shares from BHP (see "Discussion on Results of Operations - Nine months ended September 30, 1999 compared to nine months ended September 30, 1998") and the new investments made during 1999. The decrease in debentures and deposits, notes and loans receivable is primarily attributable to scheduled repayments.

On June 23, 1999 the Company acquired a 3.9% interest in Blue Square-Israel Ltd. ("Blue Square") for approximately $24 million. Blue Square owns approximately 160 supermarkets and specialty stores in Israel. In addition, the Company invested $2.5 million to acquire a 2.45% interest in Floware Wireless Systems Ltd., a developer of products that enable the transmission of broadband wireless services; $1.25 million to acquire a 14% interest in Camelot Technologies Ltd., a developer of intelligent adaptive systems for the detection of illegal activities on computer systems; $.5 million to acquire a 2% interest in Babylon Ltd., a developer and marketer of single click translation software for non-English speaking Internet users; $1.8 million to acquire an additional 1.2% interest (total equity interest is 20.3%) in Granite Hacarmel Investments Ltd., and approximately $.6 million to maintain its equity interest in NetformX Ltd. (total equity interest - 21%).

On October 12, 1999, the Company, as part of a third round financing, invested $5 million in XACCT Technologies (1997) Ltd. ("XACCT"), a developer of billing, auditing and accounting software for TCP/IP Networks, and increased its equity interest in XACCT by 0.8% to 16.7%.

Discontinued Operations

On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd., ("Paradise") to Beit Hafuton, AA Ltd. ("Beit Hafuton"). Accordingly, the results of Paradise, whose financial statements were previously consolidated with the Company's financial statements through June 30, 1999, have been presented as discontinued operations for all periods presented. In connection with the sale, the Company agreed to the following: a) to forgive a capital note in the amount of $.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, b) to forgive a loan to Paradise in the amount of approximately $.5 million and c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight Center. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.6 million net of taxes) in the consolidated financial statements for the nine months ended September 30, 1999.

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 1999, and are sensitive to the above market risks.

Interest Rate Risks

At September 30, 1999, the Company had financial assets totalling $27.5 million and financial liabilities totalling $138.8 million, respectively. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 1999, the Company had fixed rate financial assets of $20.8 million and variable rate financial assets of $6.7 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.2 million.

At September 30, 1999, the Company had fixed rate debt of $48 million and variable rate debt of $90.8 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.6 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 1999, the Company entered into various foreign exchange forward purchase contracts, totalling $20 million, to partially hedge this exposure. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's earnings would decrease by $.9 million and its cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $.5 million.

Equity Price Risk

The Company's investments at September 30, 1999, included marketable securities which are recorded at fair value of $35.9 million, including net unrealized gains of $3.5 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $3.6 million.

Year 2000 Compliance

The Company has completed the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue, which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company presently expects that with modifications to existing systems and software and converting to new software, the year 2000 issue will not pose an operational problem and it does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred. The Company expects to complete all of its year 2000 modifications by the end of 1999.

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

Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities and Use of Proceeds - None.

Item 3.           Defaults upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd., to Beit Hafuton, AA Ltd. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.6 million net of taxes) in the consolidated financial statements for the nine months ended September 30, 1999. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.")

Item 6.           Exhibits and Reports on Form 8-K

      (a)         Exhibits:

                  Exhibit 11 - Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

                  Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Registrant on July 6, 1999, which described an Item 2 Event, the closing provided for in the agreement dated May 11, 1999 (filed as Exhibit 10 to Form 10-Q for the quarter ended March 31, 1999), among Ampal-American Israel Corporation and certain of its subsidiaries and Bank Hapoalim B.M. and two of its wholly-owned subsidiaries.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMPAL-AMERICAN ISRAEL CORPORATION

                                      By:/s/ Raz Steinmetz
                                      -------------------------------
                                         Raz Steinmetz
                                         President and Chief
                                          Executive Officer
                                         (Principal Executive Officer)

                                      By:/s/ Shlomo Meichor
                                      -------------------------------
                                         Shlomo Meichor
                                         Vice President - Finance
                                           and Treasurer
                                         (Principal Financial Officer)

                                      By:/s/ Alla Kanter
                                      -------------------------------
                                         Alla Kanter
                                         Vice President - Accounting
                                           and Controller
                                         (Principal Accounting Officer)



Dated:  November 15, 1999

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
               --------------------------------------------------

                                  Exhibit Index

Exhibit No.                      Description

     11       Schedule Setting Forth Computation of Earnings
              Per Share of Class A Stock........................       Page  21

     27       Financial Data Schedule.