Form 10-K405
period 1999-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2000-03-30
CIK 731859

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

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  ---------

                          Commission file number 0-538

                        AMPAL-AMERICAN ISRAEL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                   NEW YORK                                     13-0435685
        (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)
1177 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                    10036
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

Yes   X     No
     ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                            ---

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 18,642,447 (as of March 22, 2000).

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $194,933,419 (as of March 22, 2000).

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                      OF AMPAL-AMERICAN ISRAEL CORPORATION
                                     PART I

ITEM 1.  BUSINESS

         As used in this report (the "Report"), the term "Ampal" only refers to Ampal-American Israel Corporation, the parent company; the term "Company" refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

         For industry segment financial information and financial information about foreign and domestic operations, see Note 14 to the Company's consolidated financial statements included elsewhere herein.

         The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related. The Company seeks to invest in companies which have long-term growth potential. The Company is currently invested in a broad cross-section of Israeli companies engaged in various fields including high technology and communications, leisure-time, real estate, capital markets, energy distribution and industry. The Company generally participates in the management of its investee companies through representation on boards of directors and otherwise. As part of its investment activity, Ampal provides its investee companies with ongoing support through its involvement in the investees' strategic decisions and introduction to the financial community, investment bankers and other potential investors. Sometimes, the Company participates in the investee companies' daily activities by providing managerial support.

         In order to identify investment opportunities in the Israeli market, the Company is active in those sectors where it believes that the Israeli market has a competitive advantage in the global market. Currently, the Company has identified the Israeli high-technology and telecommunications sector as having attained world-class stature. In addition, the high-technology and telecommunications sector is experiencing the greatest sector growth within the Israeli economy. As a result, the Company has, for the past two years, directed its strategic focus to investing in this sector. In 1999, the Company invested a total of approximately $10.4 million in seven high-technology companies, most of which were at the seed-capital or start-up stage. The Company expects to continue its activities in this sector and anticipates that investments in high-technology and telecommunications will predominate, in both number and investment value, among the Company's holdings. The Company is also engaged in other investments that may have substantial potential, such as facilities for senior citizens.

         Ampal's 42.5%-owned subsidiary, Ophir, has also focused its new investments in the technology sector, consistent with Ampal's current strategy.

         The Company decided to exit certain other investments which, in the opinion of management, did not meet minimum growth criteria. During 1999, the Company sold its holdings in Moriah Hotels Ltd., Paradise Industries Ltd. and various real estate holdings. The Company expects to continue to make further dispositions of assets which management believes do not meet the Company's criteria for growth potential. The size of the Israeli market may, however, restrain expeditious disposition.

         Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the American Stock Exchange ("AMEX"), Nasdaq Stock Market ("NASDAQ"), Tel Aviv Stock Exchange ("TASE") or the Canadian Venture Exchange ("CDNX"). For further information with respect to the more significant investee companies, see below. For additional information concerning the investee companies, previous 10-K forms of Ampal are herein incorporated by reference.

                                                                                                                 PERCENTAGE
                                                                                                                    AS OF
                     INDUSTRY SEGMENT                                PRINCIPAL BUSINESS                      DECEMBER 31, 1999(1)
                     ----------------                                ------------------                      --------------------
HIGH-TECHNOLOGY AND COMMUNICATIONS
   Babylon Ltd.--------------------------------------         Translation Software for the Internet                 2.1
   BreezeCom Ltd.(NASDAQ:"BRZE")---------------------         Wireless Local Area Network                           4.3
   Camelot Information Technologies Ltd.-------------         Systems-Safeguarding Software                        18.0(2)
   Clalcom Ltd.--------------------------------------         Communications                                        0.7
   Comfy Interactive Movies Ltd.(TASE)---------------         Computer Technology for Children                      2.2
   Compugen Ltd.-------------------------------------         Bioinformatics                                        1.8
   ContactNOW Inc.-----------------------------------         Develops Internet-Based Community Enablers            4.6
   ElephantX dot com LLC.----------------------------         Develops Software for E-Trading                       0.5
   Floware Wireless Systems Ltd.---------------------         Broadband Wireless Transmission                       2.5
   Fundtech Ltd. (NASDAQ: "FNDT")--------------------         Banking Software                                      0.9
   MIRS Communication Company Ltd.-------------------         Wireless Communications Service Provider             25.0
   Modem Art Ltd.------------------------------------         Develops Programmable Modems                          5.0
   MuTek Solutions Ltd.------------------------------         Develops Defect-Detecting Software                    7.2
   Ophir Holdings Ltd. ("Ophir")---------------------         Holding Company                                      42.5
       Attune Networks Ltd.--------------------------         Computer Network Software                             7.4(2)
       Carmel Bio-Sensors Ltd.-----------------------         Glucose-measuring products                            5.1(2)
       Combox Ltd.-----------------------------------         Data Transmission Systems                             8.4(2)
       Courses Investment in Technology Ltd.---------         Venture Capital Fund                                  4.6(2)
       Dovrat Shrem-Skies Fund '92 Ltd.--------------         Venture Capital Fund                                  1.2(2)
       Elpas Ltd.------------------------------------         Products Using Infra-Red Based
                                                               Data Communication Technologies                      3.8(2)
       Expand Networks Ltd.--------------------------         Internet Data Compression                             6.1(2)
       Mainsoft Corporation -------------------------         Develops Tools for UNIX                               1.3(2)
       Nogatech Inc.---------------------------------         Video Communication Compression Technology            3.5(2)
       Pelican Security Ltd.-------------------------         Internet Data Protection Software                     5.7(2)
       Real M Technologies Ltd.----------------------         IP Multi-Media Products                               5.4(2)
       Romidot Ltd.----------------------------------         Optical Checking Instruments                          4.0(2)
       Syperactive Video Systems Ltd.----------------         Video Coding Technology                              14.5(2)
       StoreAge Networking Technologies Ltd.---------         Develops Data Storage Software                        5.4(2)
   PowerDsine Ltd.-----------------------------------         Telecommunications Components                        13.4
   Qronus Interactive Israel (1994) Ltd.-------------         Software Quality Products                             9.5
   ShellCase Ltd. (CDNX: "SSD")----------------------         Packaging Process for Semiconductor Chips            10.3
   Shiron Satellite Communications (1996) Ltd.-------         Satellite Modems and Fast Internet Access             9.0
   Smartlight Ltd.-----------------------------------         X-Ray Film Digital Viewer                             8.9
   Trinet Venture Capital Ltd..----------------------         Venture Capital Fund                                 50.0
       Netformx Ltd.---------------------------------         Develops Network Design Tools                        20.7(2)(3)
       Peptor Ltd.-----------------------------------         Pharmaceutical Products                               0.6(3)
       Smart Link Ltd.-------------------------------         Developer of Software Modems                         17.9(3)
   U.D.S.-Ultimate Distribution Systems Ltd.---------         Distribution Software                                12.1
   VisionCare Ophthalmic Technologies Ltd.-----------         Advanced Optical Products                             8.8
   XACCT Technologies (1997) Ltd.--------------------         TCP/IP Network Software                              16.7

REAL ESTATE
   Am-Hal Ltd.---------------------------------------         Chain of Senior Citizen Facilities                  100.0
   Ampal (Israel) Ltd.-------------------------------         Holding Company and Real Estate                     100.0
   Ampal Realty Corporation--------------------------         Commercial Real Estate                              100.0
   Bay Heart Limited---------------------------------         Shopping Mall Owner/Lessor                           37.0
   Etz Vanir Ltd. and Yakhin Mataim Ltd.-------------         Citrus Groves                                        50.0(4)
   Frenkel Lefkovitz & Co.---------------------------         Real Estate                                          20.0
   Nir Ltd.------------------------------------------         Commercial Real Estate                               99.9
   Ophir Holdings Ltd. ("Ophir")---------------------         Holding Company                                      42.5
       Industrial Buildings Corporation
        Ltd. (TASE)----------------------------------         Industrial Real Estate                                5.2(2)
       Lysh The Coastal High-way Ltd.----------------         Commercial Real Estate                               10.6(2)
       Meimadim Investments Ltd.---------------------         Commercial Real Estate                                6.3(2)
       New Horizons (1993) Ltd.----------------------         Commercial Real Estate                               34.0(2)
       Shmey-Bar Group-------------------------------         Commercial Real Estate                                9.4(2)

ENERGY DISTRIBUTION AND INDUSTRY
   Carmel Container Systems Limited
    (AMEX: "KML")------------------------------------         Packaging Materials and Carton Production            20.7
   Granite Hacarmel Investments Ltd. (TASE)----------         Distribution of Refined Petroleum Products           20.3
   M.D.F. Industries Ltd.----------------------------         Medium Density Fiber Products                        50.0

LEISURE-TIME
   Coral World International Limited-----------------         Underwater Observatories and Marine Parks            50.0
   Country Club Kfar Saba Limited--------------------         Country Club Facility                                51.0
   Hod Hasharon Sport Center (1992)
    Limited Partnership------------------------------         Country Club Facility                                50.0

CAPITAL MARKETS AND OTHER HOLDINGS
   Ampal Development (Israel) Ltd.-------------------         Holding Company                                     100.0
   Ampal Industries (Israel) Ltd.--------------------         Holding Company                                     100.0
   Bank Leumi le'Israel B.M.-------------------------         Israeli Commercial Bank                               0.9
   Blue Square-Israel Ltd.---------------------------         Supermarket Chain                                     3.9
   Epsilon Investment House Ltd. and
    Renaissance Investment Company Ltd.--------------         Portfolio Management and Underwriting Services       20.0
   Renaissance Israel--------------------------------         Investment Fund                                      15.0


-----------

(1) Based upon current ownership percentage. Does not give effect to any potential dilution.

(2) As of December 31, 1999, Ophir Holdings Ltd. held the following percentage interests:

              Attune Networks Ltd.-------------------------------------    17.5
              Camelot Information Technologies Ltd.--------------------    12.6
              Carmel Bio-Sensors Ltd.----------------------------------    12.0
              Combox Ltd.----------------------------------------------    19.7
              Courses Investment in Technology Ltd.--------------------     5.0
              Dovrat Shrem-Skies Fund '92 Ltd.-------------------------     2.9
              Elpas Ltd.-----------------------------------------------     9.0
              Expand Networks Ltd.-------------------------------------    14.3
              Industrial Buildings Corporation Ltd.--------------------    12.2
              Lysh The Coastal High-way Ltd.---------------------------    25.0
              Mainsoft Corporation Ltd.--------------------------------     3.0
              Meimadim Investments Ltd.--------------------------------    10.0
              Netformx Ltd.--------------------------------------------     5.7
              New Horizons (1993) Ltd.---------------------------------    80.0
              Nogatech, Inc.-------------------------------------------     8.2
              Pelican Security Ltd.------------------------------------    13.5
              Real M Technologies Ltd.---------------------------------    12.6
              Romidot Ltd.---------------------------------------------     9.4
              Shmey-Bar (I.A.) 1993 Ltd.,
              Shmey-Bar (T.H.) 1993 Ltd. and
              Shmey-Bar Real Estate 1993 Ltd.--------------------------    22.2
              Syperactive Video Systems Ltd.---------------------------    34.0
              StoreAge Networking Technologies Ltd.--------------------    12.8

         The Company's percentage of the above companies reflects 42.5% of Ophir's ownership plus any direct holdings.

(3) As of December 31, 1999, Trinet Venture Capital Ltd. held the following percentage interests:

              Netformx Ltd.--------------------------------------------    29.2
              Peptor Ltd.----------------------------------------------     1.2
              Smart Link Ltd.------------------------------------------    34.3

         The Company's percentage of the above companies reflects 50% of Trinet's ownership plus any direct holdings.

(4)      Please refer to "Legal Proceedings."

SIGNIFICANT RECENT DEVELOPMENTS SINCE THE END OF LAST FISCAL YEAR

         On January 10, 2000, the Company invested $1 million to acquire a 2.9% interest in BridgeWave Communications Inc. ("BridgeWave"). BridgeWave develops products that enable the transmission of broadband wireless services from point to multi-point (PMP) in the local loop. The company has wireless solutions that seamlessly integrate with existing cable and DSL networks.

         On January 20, 2000, the Company invested $.75 million to acquire a 20% interest in Xpert Ltd., a software and systems integrator specializing in systems security.

         On February 4, 2000, the Company, through Ophir, entered into an agreement with Terayon Communication Systems, Inc. ("Terayon"), a leading supplier of broadband network systems, to sell its holdings in Combox Ltd. ("Combox"). Under the terms of this agreement, Ophir will exchange its 19.7% interest in Combox for approximately 150,000 shares of Terayon, valued at approximately $17.7 million as of the market close on February 3, 2000. Ophir acquired Combox for approximately $2.3 million. The market price of Terayon's shares as of the market close on March 27, 2000 was $216-5/8 per share.

         On February 8, 2000, the Company purchased 396,000 shares of Arel Communications and Software Ltd. ("Arel"), representing a 4.9% interest in Arel, a leading provider of interactive distance learning systems, for $6 million.

         On February 28, 2000, the Company made an additional $1.8 million investment in PowerDsine, Ltd. ("PowerDsine"), a developer of telecommunications components for advanced telecom and data communication equipment, as part of a $22 million private placement. As a result of this transaction, the Company's equity interest was diluted to 10.8%.

         On March 13, 2000, the Company invested $.5 million to acquire 13% of G.O.L Geometry-On-Line, Inc., which engages in development, production and marketing of a 3D browser/publisher that enables fast progressive viewing, compression and streaming of 3D models.

         On March 22, 2000, the Company and Ophir invested $2.75 million and $1 million, respectively, in Netformx Ltd. ("Netformx"), and converted debentures in the amount of $.6 million and $.2 million, respectively, as part of an approximately $19.7 million private placement ($15 million in new investments and $4.7 million by conversion of debentures). As a result of these transactions, the Company's net equity interest in Netformx decreased to 20.2%.

         On March 23, 2000 the Company's investee, BreezeCOM Ltd. ("BreezeCOM"), a developer and manufacturer of wireless access products, completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million.

HIGH TECHNOLOGY AND COMMUNICATIONS

         BABYLON LTD. ("BABYLON")

         In May 1999, the Company invested $.5 million to acquire a 2.1% equity interest in Babylon Ltd., an Israeli corporation which develops and distributes the Babylon single click translation software for Internet and e-mail users.

         Babylon's language applications already provide translation support for 85% of the emerging non-English speaking Internet market, including Spanish, Japanese, German, French, Italian, Portuguese, Dutch, Hebrew and Chinese in both simplified and traditional dialects. With a single click on any word, Babylon's technology allows its users to find definitions, translations and links to more information on a particular word. Its Single Click Translator allows users to convert currencies, metrics and time zones, making e-business a more global experience.

         In 1998 Babylon won Best of Show at CEBIT and in just the past year, the company won a prestigious award from the Japanese Ministry of International Trade and Industry (MITI), entered into a partnership agreement with The New York Times to provide the publication's international readers with online translation support and introduced Babylon Single Click Translator and BabyloNet in the United States. To date, Babylon has over 40 partnerships worldwide.

         BREEZECOM LTD. ("BREEZE")

         Breeze is an Israeli company which is a leading developer and manufacturer of wireless access products used worldwide by service providers and private enterprises. Incorporating internally developed core technologies optimized for high-speed data, most products use spread spectrum radio transmission, digital signal processing and wireless packet switching technology. Breeze has three product lines: BreezeACCESS for service providers in licensed and unlicensed frequency bands, BreezeNET for wireless campus networks in unlicensed bands and BreezeLINK for point-to-point T1/E1 connectivity.

         Breeze increased its sales during 1999 to more than $40 million. On March 23, 2000, Breeze completed an initial public offering of 5 million shares on the NASDAQ and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of Breeze.

         At December 31, 1999, the Company had invested $1 million in Breeze for a 4.3% equity interest. In January 2000, the Company invested an additional $.1 million in Breeze. After the public offering, its equity interest in Breeze was diluted to 3.3%.

         CAMELOT INFORMATION TECHNOLOGIES LTD. ("CAMELOT")

         In April 1999, the Company invested $1.25 million for a 14.1% equity interest in Camelot based on the company's valuation of $5.4 million (pre-money). Ophir invested a corresponding amount (see "Ophir"). Camelot is an Israeli corporation engaged in developing intelligent adaptive systems for detecting illegal and suspicious activities on organizations' computer systems.

         In November 1999, SoftBank, a prominent Japanese venture capital fund, invested $1.25 million for an 11.1% equity interest in Camelot based on a company valuation of $10 million (pre-money). As a result of this transaction, the Company's direct interest in Camelot was reduced to 12.6% (net equity interest is 18%.)

         CONTACTNOW INC. ("CONTACTNOW") FORMERLY COMMUNITY 4U INC.

         During 1999, the Corporation invested $.5 million to acquire 4.6% of ContactNOW, which developed an Internet-activated anonymous telephony service. By using the ContactNOW service, an Internet user can initiate a regular phone call to any other Internet user simply by clicking on his/her e-mail address, ICQ number, YahooID or any other identification alias. The actual telephone numbers of both parties remain confidential.

         COMPUGEN LTD. ("COMPUGEN")

         In 1998 the Company invested $1 million for a 1.8% equity interest in Compugen, an Israeli bioinformatics corporation which engages in the development of algorithms and models for the interpretation of biological processes. Ampal's investment was part of an approximately $15 million round of financing of Compugen by Clal Biotechnology Industries Ltd., Evergreen and Hapoalim Investments Ltd.("INV."), based on a pre-investment company valuation of $44 million.

         FLOWARE WIRELESS SYSTEMS LTD. ("FLOWARE")

         Floware develops products that enable the transmission of broadband wireless services from point to multi-point (PMP) presence in the local loop. Floware offers highly competitive broadband wireless system solutions that allow new telecom operators to easily connect business customers to their networks. Floware specializes in broadband/wideband Point-to-MultiPoint (PMP) wireless access solutions for the growing deregulated telecommunications marketplace worldwide. Floware's wireless access technology helps new telecom operators provide cost-effective data and voice communications for their business customers.

         In September 1999, the Company invested $2.5 million, at a pre-money valuation of approximately $80 million, for an approximately 2.45% equity interest in Floware. The Company's investment in Floware was representative of the Company's commitment to expanding its investments in the telecommunications and technology sectors in Israel.

         During the first quarter of 2000, Siemens AG, a global powerhouse in telecommunications, electrical engineering and electronics and a strategic investor in Floware, significantly increased its equity interest in Floware from 10% to 28% based on a pre-money valuation of $230 million. As a result of this transaction, the Company's interest in Floware was reduced to 1.66%.

         FUNDTECH LTD. ("FUNDTECH")

         Fundtech is an Israeli company which designs, builds and sells payment systems to financial institutions and their customers, using advanced technology and innovative human engineering. In March 1998, Fundtech completed a public offering of its shares. Ampal sold 129,800 shares in 1999 and recorded net realized and unrealized gains, after taxes, of $1.1 million and $1.3 million, respectively. At December 31, 1999, Ampal owned 129,021 shares of Fundtech.

         MIRS COMMUNICATION COMPANY LTD ("MIRS")

         MIRS, which is the largest investment in Ampal's history, represents a cornerstone in Ampal's strategic planning for the future. On January 22, 1998, the Company completed its purchase of a one-third interest in the assets of a new wireless communications service provider, MIRS Communication Company Ltd.("MIRS") for $110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly-owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The limited partners of the partnership reimbursed the Company for their pro-rata share of expenses incurred by the Company in connection with the original purchase from Motorola Israel. MIRS, which is one-third owned by the partnership and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDEN integrated wireless communication technology, which is known as MIRS in Israel. The MIRS system employs a unique radio technology, developed by Motorola Israel, and provides an integrated service platform of digital wireless communications services. These services are targeted primarily to commercial customers.

                  MIRS recently received a license from the Israeli Ministry of Communications permitting it to provide its communications services. The two disadvantages of this license are that there are no CPP (calling party pays) agreements and no connectivity agreement with Bezek (the local telephone provider). MIRS is now negotiating changes in its license terms with the Ministry of Communications. During 1999, MIRS exceeded most of its business goals based on which Ampal's investment was made. MIRS has over 140,000 subscribers in the commercial, governmental, municipal, security and military sectors. In 1999, MIRS distributed a $4.6 million dividend and in March, 2000, MIRS' Board of Directors declared a $4.8 million dividend based on 1999 results. MIRS strongly positioned itself in the commercial sector, announcing a very aggressive pricing strategy for the cellular services market, resulting in increased revenues in 1999 and an increase in its customer base.

         The main goal of MIRS is to provide a new wireless advanced communications service to the commercial, governmental and military sectors according to quality standards set by Motorola, in order to give a full and satisfying solution to all wireless communications needs.

The communications infrastructures operated by MIRS are as follows:

MIRS Network - the leading digital infrastructure of MIRS, which offers a wide variety of communications services in national deployment, which include instant radio communication, private and group communication, mobile telephone services, short message services and data communication.

Rav-Gal - provides the subscribers with analog trunking, enabling regional group communication.

Hyunit/Bakarit Networks - control systems allowing the subscriber to receive beeper indications of the system's regular or irregular condition, as well as indications of alarms and security in unmanned systems or installations.

At present, over 4 million subscribers are using the MIRS system worldwide- in the United States, Argentina, Brazil, Canada, Japan, China, Korea, Mexico, Peru, Singapore and Colombia. By the end of 1999, MIRS had more than 140,000 subscribers in Israel, as compared to 100,000 subscribers in 1998.

THE MAIN COMMUNICATIONS SERVICES OF THE MIRS SYSTEMS ARE:

-  Instant private communication
-  Instant group communication
- High quality telephone calls with additional services, such as voice-mail, call waiting, last number dialing, etc.
-  Two telephone numbers per subscriber - optional
-  Smart voice-mail, including automatic indication on incoming messages
-  Hebrew/English SMS, sent from the user's P.C.
-  19.6 kbps net rate data transmission
-  Video on MIRS - enables transmission of digital/video pictures via MIRS
- Business Networks - instant private calls between companies and organizations that belong to the same business network
- On-going information updates through the Internet regarding the current billing status of the customer's subscriber units
-  96 kbps rate advanced Packet-Data communications, using TCP/IP protocols

-  MIRS subscriber unit with integrated browser
- Easy access from the lap-top to the customer's office/home computer applications
- Fast access to information services and e-mail, directly from the MIRS subscriber unit
- Alphanumeric messages can be sent to the MIRS subscriber unit through a manned paging center or through the Internet

         MUTEK SOLUTIONS LTD. ("MUTEK")

         MuTek, which was founded in 1996, develops software tools for the programming, testing and support production environments, that enable trapping and reproducing defects in software systems, using its unique executable hooking technology.

         The Company has invested $1.45 million in MuTek and its equity interest was 7.2% at December 31, 1999. During December 1999, MuTek completed a private placement raising $6 million. In February 2000, MuTek raised an additional $2.2 million, which reduced the Company's interest to 6.8%.

         NETFORMX, LTD. ("NETFORMX")

         The Company has a 20.7% equity interest in Netformx, directly and indirectly through Trinet and Ophir. Netformx develops and markets the award winning CANE(R) family of network design, analysis and simulation tools. CANE, the emerging standard in Computer Aided Network Engineering, is the only integrated, end-to-end, multi-layer, network design tool on the market. Netformx's strategy is to help its customers design and maintain sophisticated computer networks. Using CANE, network and system integrators and network managers design, simulate and analyze efficient, reliable networks quickly and easily. CANE is a highly sophisticated package built from the ground up to resolve network chaos and manage the accelerating pace of network change while reducing network equipment, consulting and staff costs.

         During 1999, Netformx signed a strategic agreement with Cisco, making its products the tools which Cisco utilizes to design computer networks. This agreement with Cisco also resulted in significant sales for the company. Netformx is now positioning itself to become the preferred tool in the design and maintenance of networks.

         In 1999, the Company invested approximately $.6 million in Netformx's convertible debentures. On March 22, 2000, the Company and Ophir invested $2.75 million and $1 million, respectively, in Netformx, and converted debentures in the amount of $.6 million and $.2 million, respectively, as part of an approximately $19.7 million private placement ($15 million in new investments and $4.7 million by conversion of debentures). As a result of these transactions, the Company's net equity interest in Netformx decreased to 20.2%.

                   (1)   OPHIR HOLDINGS LTD. ("OPHIR")

         Ophir has invested in two mutual funds and fourteen start-up companies in the high-technology sector. During 1999, Ophir invested $7 million in start-up companies.

         Included among Ophir's investments are the following companies:

         ATTUNE NETWORKS LTD. is developing a software system permitting quick and continuous identification of difficulties and interruptions in various communications networks. Ophir invested $1.5 million for a 17.5% equity interest.

         ELPAS LTD. has developed a system, based on infra-red communications technology, is designed to make optimal use of technical and human resources in emergency rooms. Ophir invested $1 million to acquire 9% of the company.

         EXPAND NETWORKS LTD. ("Expand") developed technology designed to accelerate communications over diverse network infrastructures and improve broadband efficiency, therefore yielding significant savings in communications infrastructure costs. Expand is negotiating a third round of financing raising $15-25 million at a post-money valuation of $70-90 million. Ophir invested $1.1 million to acquire 14.3% of Expand.

         NOGATECH INC. ("Nogatech") provides compression chips for video connectivity between video devices and computers. The products enable real-time transaction of video, audio and data signals into personal computers and personal digital assistants. Nogatech's sales increased from $3.2 million in 1998 to $8.9 million in 1999. On March 14, 2000, Nogatech filed for an initial public offering to sell up to $57.5 million in stock on the NASDAQ. Ophir invested $2.25 million to acquire 8.2% of Nogatech.

         PELICAN SECURITY LTD. is developing a protection program as a solution to safeguarding data on both the Internet and intranet. Ophir invested $1 million for a 13.5% equity interest.

         STOREAGE NETWORKING TECHNOLOGIES LTD. is developing software to store data on communications networks. Ophir invested $1.1 million for a 12.8% equity interest.

         On March 29, 1999, Memco Software Ltd. ("Memco"), 9.3% - owned by Ophir, merged with Platinum Technology International Inc. ("Platinum"). As a result of this merger, Ophir exchanged its 1,626,397 shares of Memco for 1,360,000 shares of Platinum. Concurrently, Platinum signed a merger agreement with Computer Associates International, Inc. ("CA") whereby CA agreed to acquire Platinum for $29.25 per share. The transaction was completed in June 1999 and Ophir received approximately $40 million. Ophir recorded a gain of $33.3 million ($21.3 million after taxes). Ampal recorded equity in the above gain of approximately $9 million ($6 million after taxes).

         RECENT TRANSACTIONS

         On February 4, 2000, the Company, through Ophir, entered into an agreement with Terayon Communication Systems, Inc. ("Terayon"), a leading supplier of broadband network systems, to sell its holdings in Combox Ltd. ("Combox"). Under the terms of this agreement, Ophir will exchange its 19.7% interest in Combox for approximately 150,000 shares of Terayon, valued at approximately $17.7 million as of the market close on February 3, 2000. Ophir acquired Combox for approximately $2.3 million. The market price of Terayon's shares as of the market close on March 27, 2000 was $216-5/8 per share.

         POWERDSINE LTD. ("POWERDSINE")

         PowerDsine develops cutting-edge power component solutions for advanced telecom and data communications equipment. The need for sophisticated solutions to transfer power between nodes along a network has become acute with the explosive growth of broadband communications along various infrastructure media such as copper, cable and wireless. These advanced systems are unable to support and supply the requisite power needs using conventional power solutions, due to constraints on performance, cost and "real estate". At the same time, the demand for these advanced power solutions has compelled telecom equipment providers to replace their in-house efforts with third party solutions. Based on its advanced DSP power-switching technology, PowerDsine supplies leading equipment providers with a range of sophisticated solutions, including the recently unveiled Power-over-LAN technology. The innovative Power-over-Lan solution enables the delivery of operating power for Ethernet terminals over the standard LAN cabling infrastructure, thereby facilitating the convergence of voice and data communications.

         PowerDsine's revolutionary Power-over-LAN technology will pave the path for a unified network that supplies data, voice and power through a single access point. PowerDsine will leverage this technological breakthrough to position the company at the forefront of the telecom components markets.

         PowerDsine has become a leading player in the telecom component market with more than 200 design wins and sales to over 100 telecom equipment providers, including Nortel, Fujitsu, Newbridge Networks, Lucent Technologies, Alcatel, Ericsson and Siemens.

PowerDsine's commitment to constant development in close partnership with its clients has culminated in a sound competitive and technological advantage that it shares with its customers.

         During 1999, PowerDsine's sales increased to $4.4 million, up from $1.5 million in 1998.

         The company's investment in PowerDsine at December 31, 1999 was $3 million, and its equity interest was 13.4%. As part of a $22 million private placement during February 2000, the Company invested $1.8 million by exercising its pre-emptive rights. As a result of the above, the Company currently has a 10.8% equity interest in PowerDsine. The last round of financing was at a company valuation (post-money) of $72 million.

         SHELLCASE LTD. ("SHELLCASE")

         ShellCase has developed a proprietary, patented chip size packaging
(CSP) technology for silicon devices using a wafer-level process. The packaging technology is used in various applications such as mobile electronics, cell phones and image sensors for digital photography. ShellCase is publicly traded on the Canadian Venture Exchange. The company invested $2 million in ShellCase and its equity interest at December 31, 1999 was 10.3%.

         In January 2000, ShellCase completed a private placement in which Israel Infinity Venture Capital Funds ("Infinity") acquired 52.8% and the Company converted a $430,000 loan into 718,102 preferred shares. As a result of this transaction, the Company received 1,729,409 ordinary shares of ShellCase from Toyo Ink Manufacturing Co, Ltd. ("Toyo"), per previously granted anti-dilution rights, as a consequence of Toyo's reducing its interest in ShellCase to 9%. As a result of the above, the Company currently owns 17.6% of ShellCase.

         SHIRON SATELLITE COMMUNICATIONS (1996) LTD. ("SHIRON")

         Shiron developed a line of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephony, video conferencing and other applications. In addition, Shiron developed a two-way fast internet access via satellite systems.

         Shiron's system offers an up-link channel while most competing systems provide only download capability. Shiron completed its initial phase of product development in 1998 and sales reached $2.4 million in 1999, up from $.2 million in 1998.

         Shiron is in the process of completing a $6.5 million private placement (pre-money valuation of approximately $20 million), which will include the Company's investment of $.6 million by way of exercising its pre-emptive rights. The company has invested $1,250,000 in Shiron, and its equity interest at December 31, 1999 was 9%.

         SMARTLIGHT LTD. ("SMARTLIGHT")

         SmartLight is a manufacturer and marketer of computerized x-ray viewers. SmartLight's viewers provide physicians and technicians with images which are up to 50% richer in detail.

         SmartLight's sales in 1999 rose to more than $5 million vs. $2.7 million in 1998. SmartLight is in advanced negotiations with strategic partners. The Company invested $2.5 million to acquire an 8.9% interest in SmartLight.

         SMART LINK, LTD. ("SMART LINK")

         Smart Link is a developer and marketer of software modems. During 1999 Smart Link increased its sales to $11.6 million, up from $2 million in 1998. The company expects 2000 to be a breakthrough year for sales and is working on the next generation of products. Smart Link recently completed a $14 million private placement, and the Company's net equity interest decreased to 15.1%.

         Trinet, a 50%-owned affiliate, has invested $1.5 million in Smart Link and had an equity interest of 34.3% at December 31, 1999. When combined with the Company's direct investment of $150,000 (0.8% equity interest), the Company's net equity interest in Smart Link at December 31, 1999 was 17.9%.

         TRINET VENTURE CAPITAL LTD. ("TRINET")

         The Company and Poalim Investments Ltd. ("Poalim Investments") established Trinet, a venture capital fund for investments in high-technology ventures in Israel, including start-up entities. Trinet invested in several high-technology companies, including Netformx and Smart Link (as aforementioned), Sim Player.com Ltd. ("Sim Player") (sold in 1999), and Peptor Ltd. On March 15, 2000, Trinet exercised its option to repurchase a portion of the shares of Sim Player that it sold in 1999, as a result of the significant appreciation in Sim Player's share price.

         VISIONCARE OPHTHALMIC TECHNOLOGIES LTD. ("VISIONCARE")

         VisionCare develops and markets unique, proprietary ophthalmic implantable products that give patients better and more natural visual function with improved quality of life. VisionCare's products meet the growing demand for innovative devices to treat age-related eye disorders, affecting tens of millions of people. VisionCare's first product is the patented Implantable Miniaturized Telescope ("IMT"), a solution for macular degeneration, a disease that affects 5 million Americans, destroying their central vision. IMT, which restores central vision without the need for special glasses, is being introduced to the market in the first quarter of 2000. The company is also developing new implantable devices for the treatment of tunnel vision and other ophthalmic diseases. Initial clinical trials have been successful and VisionCare's production facility has received ISO-9001 certification. In 1999, VisionCare conducted a private placement based on the company's valuation of more than $20 million. The Company invested $730,000 in VisionCare and its equity interest at December 31, 1999 was 8.8%.

         XACCT TECHNOLOGIES (1997) LTD. ("XACCT")

         XACCT is a leading provider of intelligent business infrastructure software for telecommunications carriers, Internet service providers, enterprise network operators and cable network operators, referred to collectively as network service providers. XACCT's infrastructure platform allows network service providers to leverage the rapid growth of Internet services and data traffic to increase revenue opportunities. This foundation technology provides a single point of interface between the operations and business support systems of network service providers and the physical network. Network service providers use XACCT's platform's comprehensive real-time collection, data aggregation and automated user account provisioning capabilities to deploy new business models and higher-margin, enhanced services. As of December 31, 1999, XACCT had licensed its business software to over 20 network service providers. XACCT's customers include Bell Nexxia, Global One, GTE Internetworking, Harvard University, Mannesman Ipulsys, MCI Worldcom, Siemens, TV Cabo, Verio and UUNET. In addition, XACCT has developed strategic alliances or collaborative relationship with a group of over 70 system integrators, value-added resellers, networking infrastructure vendors and software applications vendors.

         XACCT is acknowledged as a world leader in this industry, was elected as the "Product of the Year" in the billing category by the Internet Telephony magazine and was elected among the top 25 start-ups for 1998.

         At December 31, 1998, the Company's investment in XACCT was $2.5 million. On October 12, 1999, the Company, as part of a third round financing, made an additional investment of approximately $5 million. At December 31, 1999, the Company's equity interest in XACCT was 16.7%.

         On March 27, 2000, Sun Microsystems, Inc. and several other investors invested a total of $15.5 million in XACCT, which diluted the Company's equity interest to approximately 15%. On March 28, 2000, XACCT filed its S-1 with the Securities and Exchange Commission.

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

         Ampal Development, Nir and Ampal Financial, each of which is wholly-owned by the Company, are engaged in the business of financing acquisitions by the Company, and until July 1999, holding and leasing commercial real estate in Israel. Prior to 1989, these companies had acted primarily as lenders, and their financing activities were the principal activities of the Company. In 1990, the Holding Companies sold substantially all their loan portfolios to Bank Hapoalim B.M. ("Hapoalim"), and they relinquished their banking licenses.

         It has been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by the Holding Companies were substantially similar to the lending practices of the other Israeli banks. Two claims, one in the amount of 3.6 million New Israeli Shekels ("NIS" or "shekels") (approximately $865,000) and another one in the amount of NIS 4.0 million (together with Hapoalim) have already been filed with the District Court in Tel Aviv. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. On November 19, 1998, the District Court of Tel Aviv ruled that the statute of limitations applies to the majority of the first plaintiff's claim, and thereby rejected same. The plaintiff filed an appeal with the High Court of Appeals, and withdrew the remainder of its claim until the Appellate Court ruling. The Company expects to continue to vigorously defend the two claims. The Company believes that its exposure to additional such claims is minimal due to the fact that its banking activity is subject to the statute of limitations, and the fact that the courts in Israel, as in the case of the claim against the Company as described above, do not support claims concerning events that happened more than seven years ago.

         In addition to the above transaction, Ampal Development sold a property that was previously leased by Hapoalim to an unrelated party and recorded a gain of $.3 million.

On July 6, 1999, the Company completed a transaction with Hapoalim and two wholly-owned subsidiaries of Hapoalim, which provided for the following:

         (a) The Company acquired from Hapoalim all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.5 million.

         (b) The Company sold to Hapoalim's subsidiary seven real estate properties totaling 53,000 sq. ft., which had previously been leased to and occupied by Hapoalim, for $14.7 million.

         (c) Ampal's subsidiary renewed the lease agreement with Hapoalim with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of the aforementioned real estate properties in the December 31, 1999 consolidated financial statements.

         At December 31, 1999, Ampal Development owned a 2,000 square foot property in Tel Aviv and received rental income of approximately $.7 million in 1999 which includes rental income of $.6 million for the properties which were sold to Hapoalim. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet for which it received approximately $.5 million in rent in 1999. Though Ampal Financial no longer owns any real estate property, it received approximately $.3 million in rental income in 1999 for the properties that were sold during the year.

         Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $15.8 million of these debentures were outstanding as of December 31, 1999. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

         AM-HAL LTD. ("AM-HAL")

         Am-Hal is a wholly-owned subsidiary of the Company. On December 31, 1999, the Company invested $6 million to purchase a 50% equity interest in Am-Hal from the Israel Corporation and currently owns 100% of Am-Hal.

         Am-Hal has developed and operates a luxury senior citizens center in Rishon Lezion, a city located approximately 10 miles south of Tel Aviv. The center, which was completed in March 1992, includes 162 apartments (of which 154 were occupied on December 31, 1999), an 80-bed geriatric ward, a swimming pool and other recreational facilities. The geriatric ward is leased by Am-Hal to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the geriatric ward, with a minimum rent of $340,000 per year.

         The aggregate cost of the center was approximately $21 million, and was financed principally by loans made or guaranteed by the shareholders and refundable tenant deposits. These loans have been repaid.

         Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, among others, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv. The joint venture is constructing a senior citizens center on this site, a building of approximately 250,000 square feet (the building in Rishon Le-Zion is approximately 120,000 square feet). The center will include 244 apartments, a 34-bed geriatric ward and a 26-bed nursing care center. The joint venture anticipates that the center will open in June 2000. The total cost of the project will be approximately $42 million. By the end of 1999, 53 apartments had been sold.

         AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

         Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 57,000 square foot commercial property located in Tel Aviv which houses its principal offices. A portion of this property was leased to Hapoalim and another portion was leased to Moriah. In July 1999, the Company sold 7,000 square feet of the aforementioned property to Hapoalim and received 135,345 shares of the Company's stock at $5 per share, totaling approximately $.7 million. Total rental income was $.4 million. Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this Report.

         AMPAL REALTY CORPORATION ("AMPAL REALTY")

         Ampal Realty owns two condominium units totaling approximately 163,000 square feet in a 290,000 square foot office building located at 800 Second Avenue, New York, New York. The building is 43.8%-occupied by the Consulate of the Government of Israel in New York and many other Israeli government offices.

         At December 31, 1999, Ampal Realty had a $15 million note payable to Hapoalim, with an interest rate of LIBOR plus .75%, which matures on May 31, 2000.

         During 1999, Ampal Realty recorded rental income of approximately $4.7 million and invested $1 million for capital improvements.

         Currently, 98% of the space owned by Ampal Realty in the building is occupied.

         BAY HEART LIMITED ("BAY HEART")

         Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 29,000 square feet of retail and approximately 9,000 square feet of storage and other space expiring in 2011. As of December 31, 1999, approximately 97% of the Mall was occupied, primarily under two-year leases, with options to extend for four additional years, except for anchor tenants. The total cost of the Mall was approximately $53 million, which was financed principally with debt. The Company owns 37% of Bay Heart.

         Three construction projects are in various stages of completion as follows:

         1. A train station is planned for the west side of the mall. Building permits are expected to be issued imminently.

         2. A transportation complex in conjunction with a subsidiary of Egged Bus Company, is planned for the south side of the mall. The design and contract phases have been completed and building permits are expected soon.

         3.       A new gas station is currently under construction.

         All these projects are expected to increase mall attendance.

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

         On July 27, 1998, a Tel Aviv District Court judge ruled in favor of Yakhin Hakal the manager and co-owner of Ampal's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $.8 million and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

         At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. It is expected that a final judgment will be rendered before the end of 2000. See "Legal Proceedings."

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

         The buildings which are owned by Industrial Buildings are leased to approximately 2,400 lessees under net leases having terms of up to ten years. The occupancy rate in buildings owned or leased by Industrial Buildings was approximately 85% at December 31, 1999.

         Industrial Buildings is engaged in the construction of "Tel Aviv Towers", a project in the Tel Aviv area comprising approximately 448 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 156,000 square feet and underground parking facilities of approximately 883,000 square feet.

         Approximately 5.7% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the ongoing peace process involving the State of Israel and the Palestine Liberation Organization will have an effect on this space. Historically, however, the Government of Israel has compensated property owners for forfeitures resulting from government actions.

         Industrial Buildings' policy is to distribute as a dividend not less than 60% of each year's earnings during the period 1993 through 2000. In December 1999, Industrial Buildings distributed a dividend of approximately $12 million.

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

         Ophir's interest in Industrial Buildings, as of December 31, 1999, was 12.2%.

         OPHIR HOLDINGS LTD. ("OPHIR")

         Ophir is a holding company that owns interests in high-technology (as described in the high-technology segment) and real estate companies. Ophir is 42.5%-owned by the Company. The Company and Poalim Investments, which also owns 42.5% of Ophir, are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir.

         Ophir owns six real estate properties located in Israel aggregating approximately 85,000 square feet. In December 1999, Ophir sold a building to the lessor for a net gain of $1.5 million, after taxes.

      Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they developed a 326,000 square foot building (including parking) for both industrial and commercial use. The cost of development of this project was $21 million. Ophir's share of the property and joint venture is 70%. Through December 31, 1999, Ophir invested $14.6 million in the development of the building. A majority of the building (80% of the main area) is leased. In January 1999, the joint venture sold 9,000 square feet of the building for $1.2 million and recorded a net gain of $.3 million, after taxes.

         Ophir owns a 22.2% interest in the Shmey-Bar group of companies ("Shmey-Bar"). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. ("Hamashbir Hamerkazi") for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir's interest in Shmey-Bar was acquired with a nominal investment accompanied by a $2.6 million shareholder's loan. In August 1999, Ophir acquired an additional 5.5% interest in Shmey-Bar group, by exercising its right to buy its proportional share per the Shmey-Bar group shareholder proposal, for a total consideration of $2.6 million, which consists of an investment and a shareholder's loan.

         In June 1999, Ophir entered into an agreement with Lysh The Coastal High-way Ltd. ("Lysh"). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. ("BHL"), which is building a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority. The estimated construction costs for the commercial project are approximately $14 million and the value of the land is estimated at approximately $9 million. Ophir's share in Lysh is approximately 25% (its share in the project being approximately 12.5% and the amount of its investment therein is approximately $3.5 million). As of December 31, 1999, Ophir had invested approximately $1.2 million in Lysh.

         Ophir has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 1999, BHL had taken bank loans for approximately $10 million, drawn on a credit line extended by the bank in connection with the project.

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

         In July 1999, Ophir sold 2,846,100 shares of Industrial Buildings for a net gain of $2.8 million, after taxes. Ophir has appointed two directors to its board of directors, one from Ampal and the other from Poalim Investments.

         In 1999, Ophir paid $4.8 million in dividends which were declared in 1998.

         Ophir intends to separate the operation of its start-up companies from its real estate operations in order to focus on this activity.

ENERGY DISTRIBUTION AND INDUSTRY

         CARMEL CONTAINER SYSTEMS LIMITED ("CARMEL")

         Carmel is one of the leading Israeli designers and manufacturers of paper-based packaging and related products. Carmel manufactures a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes.

         Carmel estimates that it manufactures approximately 17% of the folding board, approximately 75% of the corrugated triple wall, and approximately 35% of the corrugated board packaging in Israel. Carmel's products are marketed to a wide variety of customers for diverse uses, but its principal market is packaging for agricultural products and for the food and beverage industry. During the last few years, sales of packaging products to exporters of agricultural products have declined slightly, but have been partially offset by an increase in domestic sales.

         From 1996 through 1999, Carmel invested approximately $39 million for machinery and infrastructure. In December 1996, one of Carmel's plants was relocated to a leased property in Caesarea, Israel and a second plant was moved and combined with the first plant in the third quarter of 1997. As of December 31, 1999, Carmel employed 690 persons.

         As of December 31, 1999, the Company owned 20.7% of the shares of Carmel. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 78% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business, on a competitive basis.

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

         During 1999, Sonol had a net increase of 4 public gas stations to its network. As of December 31, 1999, Sonol supplied petroleum products to 184 public gas stations in Israel, of which 71 are owned by or leased to Sonol. Sonol sold approximately 2.1 million metric tons of refined petroleum products and lubricating oils in 1999.

         During 1998, the former controlling shareholder of Granite, the Mashav group, sold its 56.9% interest in Granite, in an auction yielding a company valuation of approximately $350 million, to a group consisting of the Borovitz family, controlling shareholder of Arkia, one of Israel's aviation companies and Glencore, a Swiss corporation which is one of the world's largest crude oil dealers. Granite's Chairman is Dr. I. Borovitz, who is the President and CEO of Arkia.

         During December 1999, Granite declared dividends of approximately $15 million. The Company received dividends of approximately $3.1 million on January 4, 2000.

         The Company's ownership of Granite, as of December 31, 1999 was 20.3%. Two of the Company's representatives are members of the board of directors of Granite and one representative is a member of the executive committee of the board of Granite.

         On December 27, 1999 Granite announced a reorganization as follows:
Granite's subsidiary Sonol, will be split into two companies, Sonol Israel which will function as the company's gas distribution unit and Sonol Sachar, which will focus on business and real estate development. Both Sonol Israel and Sonol Sachar are 100%-owned subsidiaries of Granite. As part of the reorganization, Sonol Israel will transfer to Sonol Sachar, assets and rights as well as a portion of Sonol Israel's liabilities to reflect the book value of the transferred assets. Additionally, Sonol Israel's share in Supergas (50%), as well as its real estate holdings, will be transferred to the parent company at book value.

         The aforementioned transactions are subject to the approval of the Israeli regulatory authorities.

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

         There have been no changes in the status of legislative matters dealing with the shortening of the terms of exclusive agreements entered into between the oil marketing companies and filling station owners and operators since the Company's report in the annual December 31, 1998 financial statements, except for the fact that the fourteenth Knesset was dispersed and the fifteenth Knesset has been elected. The significance of this is that the rule of continuity, which began in thirteenth Knesset and came into effect during the term of the fourteenth Knesset, will not apply to the fifteenth Knesset and that to the best of the Company's knowledge, the matter is no longer on the Knesset's agenda.

         As part of the Ministry of National Infrastructure's policy to separate the holding of Emergency Inventories of crude oil and product inventories from the oil marketing companies' commercial inventories the Fuel Authority has ordered that Emergency Inventories of fuel products are to be stored in separate tanks at specifically designated locations. The ruling, which was to have taken effect on November 30, 1999, has been postponed, and it is expected to go into effect during the year 2000.

         The oil marketing companies, Sonol, Paz and Delek, have filed a claim in the district court against the Government of Israel, the Minister of Finance, and the Department of Customs and Value Added Tax, claiming the illegality of an excise tax order which among others, serves as the basis for excise tax charged the said companies' fuel sales. The claim for declarative relief also includes a request for a declaration entitling the oil marketing companies to seek a refund of illegally collected excise taxes. Subsequently, a class action was filed against the oil marketing companies in the amount of NIS. 1 billion (approximately $250 million) demanding the refund to consumers of illegally charged excise taxes based on the companies' claim mentioned above. Subsequent to the balance sheet date, on January 31, 2000, the class action was amended to include, inter alia, the State of Israel as a defendant.

         In accordance with a government decision, the excise tax rate applicable to gasoil used for transportation will be increased significantly. This increase will cause a large price differential between the price of gasoil used for transportation and that used for other purposes. As a result, it has been proposed, within the framework of a proposed law for Arrangements in the Government Economy (1999) to amend the excise tax law pertaining to fuel products in such a manner that will require the marking of gasoil not used for transportation to provide the Director of Customs with enforcement powers to inspect the purported uses of gasoil and to take punitive measures against the illegal use of gasoil for purposes other than stipulated by law. Concurrently with the government's above mentioned decision, Knesset member A. Poraz submitted a private bill intended to ensure that all fuel product excise taxes will be imposed at equal rates for all types of the same products, thus preventing the proposed tax differentials on gasoil. The proposed law has passed preliminary reading in the Knesset.

         If the proposed law is enacted as stated in the Law for Arrangements, and Knesset member Poraz's private bill is not enacted, it can be assumed that the enforcement means and punitive measures proposed will not suffice to prevent potential users from violating the law by using gasoil meant for industrial or heating purposes, for transportation purposes, thus making the Company's operations more difficult. Regardless, an increase in the rate of excise tax will cause a significant increase in the level of customer credit

         During February 2000 a claim in the amount of NIS. 400,000 (approximately $.1 million) was filed against Sonol, together with Paz Oil Company Ltd. ("Paz") and "Delek" relating to the alleged collusion in the fixing of the price of gasoil to consumers. This claim, if recognized as a class action, is stated to amount to approximately NIS. 175 million (approximately $44 million) against all companies. Sonol denies the claim and, according to its legal counsel, chances are good that the claim will not be recognized as a class action.

         Three claims were lodged against Granite's affiliated company and its shareholders, which include Sonol. The total amount of the claims is approximately NIS. 60.2 million ($15 million) relate to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff alleges) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a sound defense against the claims.

         At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Granite in particular.

         M.D.F. INDUSTRIES LTD. ("M.D.F.")

          M.D.F., the Company's 50%-owned affiliate, which engages in the production of medium density fiberboards, has incurred significant losses since its inception in June 1996. The losses are primarily attributable to a downturn in the Israeli construction industry, M.D.F.'s primary market.

         In 1999 M.D.F. attempted to improve its efficiency and reduce its costs. At that same time an anti-dumping duty was imposed by the Minister of Industry and Commerce on medium density fiber boards imported from the United States and Europe. These factors allowed M.D.F. to increase its sales and substantially improve its gross profits from 9% to 15%.

         Despite the above improvements in M.D.F.'s results of operation, the Company expects that M.D.F. will continue to accrue substantial losses due to the recession in Israel and declining global prices for medium density fiberboards.

         M.D.F. is no longer accounted for as an affiliate of the Company under the equity method of accounting. The Company, however, continues to be contingently liable with respect to $5 million of guarantees given by the Company with respect to M.D.F.'s bank obligations. The Company is attempting to reduce its exposure under these guarantees.

         Paradise Industries Ltd., ("PARADISE")

         On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise to Beit Hafuton, AA Ltd. ("Beit Hafuton"). In connection with the sale, the Company agreed to the following: a) to forgive a capital note in the amount of $.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, b) to forgive a loan to Paradise in the amount of approximately $.5 million and c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight Center. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.1 million net of taxes) in the consolidated financial statements for the year ended December 31, 1999.

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

         Coral World's parks hosted approximately 1.8 million visitors during 1999. Coral World employed approximately 260 persons as of December 31, 1999.

          Coral World has invested in a new multimedia attraction for its facility in Eilat. The attraction "Amazing World" will open to the public in the third quarter of 2000. The attraction is a joint venture of Clal Tourism, Red Sea Underwater Observatory and Yardeni Holdings. The total projected investment cost is $4 million.

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

         The Club, which has a capacity of 2,000 member families, had approximately 1800 member families for the 1999/2000 and 1998/1999 seasons. The construction cost of the Club was $5.2 million, which was financed principally with debt. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

         HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP ("HOD HASHARON")

         On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million.

         Hod Hasharon operates a similar country club facility (the "H.H. Club") in Hod Hasharon, a town adjacent to Kfar Saba. The H.H. Club, which has a capacity of 1,600 member families, has operated at capacity for the past three years. The H.H. Club, which opened in July 1994, was constructed at a cost of $4.8 million, of which $2.1 million was borrowed from banks.

CAPITAL MARKETS AND OTHER HOLDINGS

         AMPAL INDUSTRIES (ISRAEL) LTD. ("AMPAL INDUSTRIES")

         Ampal Industries, a wholly-owned subsidiary of Ampal, holds interests in various investee companies described in the high-technology section in this report. Ampal Industries also has a portfolio of marketable securities which was valued at approximately $55 million at December 31, 1999, which includes investments in Blue Square and Leumi, as described below.

         In addition, Ampal Industries owns 50% of a commercial building located in Migdal Ha'emek. In 1999, it received approximately $.1 million in rental income for this property.

         BANK LEUMI LE'ISRAEL B.M. ("LEUMI")

         In 1999, the Company sold 3,215,691 shares of Leumi for a net gain of $.8 million, after taxes, and also recorded a net unrealized gain of $5.1 million, after taxes.

         On December 30, 1999, the Company exercised Bank Leumi options and purchased 2,760,856 shares for approximately $4.3 million. The Company owned 12,470,681 shares of Leumi at December 31, 1999 with a market valuation of $26.2 million.

         BLUE SQUARE ISRAEL LTD. ("BLUE SQUARE")

         In June 1999, the Company invested $24 million to purchase 1,500,000 shares of Blue Square, representing 3.9% of the company, at $16 per share. Blue Square is the second largest supermarket chain in Israel, owning 165 supermarkets. The company owns 80% of Blue Square Properties, a publicly traded company on the Tel Aviv Stock Exchange, with which the company expects to merge. In March 2000, Blue Square Israel sold its 38% interest in the Home Centers chain of specialty retail stores.

         Over the last several years the company has demonstrated a sound financial structure and annual growth in sales.

         In 1999, the Company recorded a net unrealized loss of $3.2 million, after taxes, on its investment in Blue Square, which had a market value $19.1 million at December 31, 1999.

         EPSILON INVESTMENT HOUSE LTD. ("EPSILON") AND RENAISSANCE INVESTMENT COMPANY LTD. ("RENAISSANCE")

         The Company has invested $1.5 million for 20% of Epsilon and its affiliate, Renaissance. Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries. On March 20, 2000, Epsilon filed its initial public offering prospectus in Israel.

         RENAISSANCE ISRAEL

         In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. The Company had invested an aggregate of $2.9 million in Renaissance Israel, as of December 31, 1999.

         The only active investment made by the Company through the Renaissance fund which is still on the Company's books is a $406,000 investment in Clalcom.

EMPLOYEES

         As of December 31, 1999, Ampal had 6 employees. Ampal Industries (Israel) Ltd. had 14 employees and Ampal Development (Israel) Ltd. had one employee. Relations between Ampal and its employees are satisfactory.

                              CONDITIONS IN ISRAEL

         Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries and the Palestine Liberation Organization (the "PLO"). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place and are taking place between Israel, its Arab neighbors and the PLO to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies.

         All male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform military reserve duty annually. Additionally, all these individuals are subject to being called to active duty at any time under emergency circumstances. Many of the officers and employees of Ampal's investee companies are currently obligated to perform annual reserve duty. While these companies have operated effectively under these requirements since they began operations, Ampal cannot assess the full impact of these requirements on their workforce or business if conditions should change. In addition, Ampal cannot predict the effect on our business of a state of emergency in which large numbers of individuals are called up for active duty.

ECONOMIC ACTIVITY

         Many of the Company's investee companies borrow and lend shekel-based loans which are typically linked to the Israeli Consumer Price Index ("CPI"). Therefore, changes in the CPI and the rate of exchange between the Israeli shekel and the U.S. dollar can have a direct affect on the Company's financial statement.

         The Israeli inflation rate in 1999 was 1.3% versus 8.6% in 1998. The main reasons for the low rate of inflation were the tight monetary policy and the continued slowdown in economic activity. The Israeli GDP grew by 2.0% in 1999, and the shekel was appreciated by 0.2% relative to the United States dollar, as compared to 18.2% depreciation during 1998.

         The following table sets forth, for the periods indicated, certain information with respect to the rate of inflation in Israel, the NIS/$ exchange rate, the rate of devaluation of the NIS against the dollar and the rate of inflation adjusted for devaluation. For purposes of this table, Inflation is the percentage change in the Israeli consumer price index between the last month of the period indicated and December of the preceding year, Closing Exchange Rate is the rate of exchange of one United States dollar for the NIS at December 31 of the year indicated as reported by the Bank of Israel, Devaluation is the percentage increase in the value of the dollar in relation to Israeli currency during the period indicated. Inflation adjusted for devaluation is obtained by multiplying by 100 the results obtained from dividing the Israeli inflation rate plus 100 by the annual devaluation rate plus 100, and then subtracting 100 and U.S. Annual Inflation Rate is obtained by calculating the percentage change in the United States Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor.

                                      ISRAEL                                             ANNUAL             U.S.
                                      ANNUAL        CLOSING                            INFLATION           ANNUAL
                                    INFLATION       EXCHANGE         ANNUAL           ADJUSTED FOR       INFLATION
YEAR ENDED DEC. 31                     RATE           RATE        DEVALUATION         DEVALUATION           RATE
------------------                     ----           ----        -----------         -----------           ----
1993............................          11.2        2.986               8.0                  3.0            3.0
1994............................          14.5        3.018               1.1                 13.2            2.6
1995............................           8.1        3.135               3.9                  4.0            2.8
1996............................          10.6        3.251               3.7                  6.6            3.3
1997............................           7.0        3.536               8.8                 (1.7)           1.7
1998............................           8.6        4.160              17.6                 (7.7)           1.6

1999............................           1.3        4.153              (0.2)                 0.9            2.7

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

         Industrial research and development projects in Israel may qualify for government aid if they deal with the development of commercial products to be made in Israel for sale abroad. Direct incentives usually are provided in the forms of grants, regulated in accordance with the Law for Encourageoent of Industrial Research and Development 1984. Many of the Company's investee companies have taken advantage of such incentives.

              CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

SEC EXEMPTIVE ORDER

         In 1947, the SEC granted Ampal an exemption from the Investment Company Act of 1940, as amended (the "1940 Act"), pursuant to an Exemptive Order. The Exemptive Order was granted based upon the nature of Ampal's operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal's securities in the economic development of Israel. There can be no assurance that the SEC will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order could materially and adversely affect the Company unless Ampal were able to obtain other appropriate exemptive relief. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make changes, which might be material, to its management, capital structure and methods of operation, including its dealings with principal shareholders and their related companies.

                                 TAX INFORMATION

ISRAELI TAXATION OF AMPAL

         Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 1998, Israeli companies were taxed on their income at a rate of 36%.

         A tax treaty between Israel and the United States became effective on December 30, 1994. This treaty has not had a substantial impact on the taxation of the Company in the United States or in Israel.

         Ampal had income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1997 and has received "final assessments" with respect to such reports filed through 1993 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1993, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

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

         Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered. They can deduct VAT paid on goods and services acquired by them for the purpose of their business. Until November 1999, all of the Company's subsidiaries with the exception of Ampal Industries Israel, were considered Banking Institutes and as such were not subject to the VAT law. As of November 1999 their status has changed leaving Nir as the only subsidiary not subject to the VAT law.

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

ITEM 2.  PROPERTY

         Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent, which commenced in September 1994, is $169,000, subject to escalation. In 1999, Ampal's total payment to Hapoalim in connection with this lease was $183,000.

         Kfar Saba, which operates a country club in Kfar Saba, occupies a 7-1/4 acre lot which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on October 15, 2037, and lease payments in 1999 totalled $164,000.

         The Company leases office space in various locations in Israel to Hapoalim and received rental payments of $1,755,000 in 1999. In addition, the Company leases space primarily for commercial and retail use to non-related parties and received approximately $5,145,000 in rent for such space in 1999.

         Other properties of the Company are discussed elsewhere in this Report. See "Business."

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

         At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is expected that a final judgment will be rendered before the end of 2000. See "Etz Vanir."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF CLASS A STOCK

         Ampal's Class A Stock is listed on the AMEX under the symbol "AIS". The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for each calendar quarter during the periods indicated:

                                                         HIGH             LOW
                                                         ----             ---
1999:
Fourth Quarter....................................    $  9 1/4        $  6 1/16
Third Quarter.....................................       6 5/8           5 3/8
Second Quarter....................................       5 5/8           4 1/16
First Quarter.....................................       4 7/16          3 7/8

1998:
Fourth Quarter....................................    $  4 7/8        $  3 3/8
Third Quarter.....................................       5 5/8           4
Second Quarter....................................       5 3/4           5 1/8
First Quarter.....................................       5 11/16         4 13/16

         As of March 9, 2000, there were 1,019 record holders of Class A Stock.

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

                                 DIVIDEND POLICY

         In 1995, Ampal paid a dividend of $.21 per share on its Class A Stock and Common Stock. Ampal has never paid a dividend on its Common Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board.

         Dividends on all classes of Ampal's shares of Preferred Stock are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend on the preferred stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 22, 1999, Ampal announced that its Board of Directors, at its meeting held on December 15, 1999, had declared cash dividends on its preferred stock ($0.325 per share on its 6 1/2% Preferred Stock and $0.20 per share on its 4% Preferred Stock).

                     RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to a Letter Agreement, dated as of March 1, 1997, among Ampal, Ampal Realty Corporation, a wholly-owned subsidiary of Ampal, and Emmes Asset Management Corp. ("Emmes"), Ampal agreed to issue to Mr. Andrew Davidoff, 300 shares of Class A Stock each year for the duration of the effectiveness of the Letter Agreement. Emmes and Mr. Davidoff provide general asset management and property advisory services with respect to the building located at 800 Second Avenue in New York City. Emmes is a wholly-owned subsidiary of Emmes & Company LLC. Mr. Michael Sonnenfeldt, a former director of Ampal, was the founder and managing director of Emmes & Company LLC. On July 8, 1998, Ampal issued 300 shares to Mr. Davidoff, as custodian. See "Certain Relationships and Related Transactions" for a complete description of the Company's agreement with Emmes. The issuance to Mr. Davidoff of such shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 6


SELECTED FINANCIAL DATA



YEAR ENDED DECEMBER 31,            1999            1998              1997             1996             1995
----------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands, except per share data)


Revenues ..................   $  69,613      $  23,160(1)      $  43,142(1)      $  33,468(1)       $  34,539(1)
Net income (loss) .........      28,031(4)       2,175(4)         14,183(4)        (10,252)(4)          2,166(4)
Earnings (loss) per Class A
 share:
 Basic EPS ................   $    1.32(2)(4)$     .08(2)(4)   $     .58(2)(4)   $    (.45)(2)(4)   $     .07(2)(4)
 Diluted EPS ..............   $    1.15(4)   $     .07(3)(4)   $     .50(3)(4)   $    (.45)(2)(4)   $     .06(3)(4)
Total assets ..............     396,780        324,916(1)        256,069(1)         278,703(1)         308,416(1)
Notes and loans and
 debentures payable .......   $ 174,519        129,025(1)         64,068(1)         99,755(1)         114,875(1)
Dividends declared per
 Class A share ............   $       -      $       -         $       -         $       -          $       -


(1) Restated to reflect Paradise Industries Ltd. as a discontinued operation.

(2) Computation is based on net income (loss) after deduction of preferred stock dividends of $284, $335, $351, $364 and $560, respectively.

(3) Computation is based on net income (loss) after deduction due to dilution in equity in earnings of affiliate of $334, $258 and $402, respectively.

(4) Includes (loss) from discontinued operations, as follows:

YEAR ENDED DECEMBER 31,               1999             1998          1997               1996          1995
-----------------------------------------------------------------------------------------------------------------

(Loss) from  discontinued
operations ..................   $     (2,156)   $     (1,715)(1)   $ (257)(1)   $  (4,166)(1)  $   (3,969)(1)
(Loss) per Class A share from
 discontinued  operations:
  Basic EPS .................   $       (.10)   $       (.07)(1)   $  (.01)(1)  $    (.18)(1)   $    (.17)(1)
  Diluted EPS ...............   $       (.09)   $       (.06)(1)   $  (.01)(1)  $    (.18)(1)   $    (.14)(1)

Items 7 & 8.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL
-------

The "Company" (refers to Ampal-American Israel Corporation ("Ampal"), and its consolidated subsidiaries) acquires interests in businesses located in the State of Israel or that are Israel-related. Ampal's primary investment focus is the growing high-technology and communications sector. The Company is involved in a broad cross-section of Israeli companies engaged in various fields including high-technology and communications, real estate, capital markets, leisure-time, energy distribution and industry. The Company sometimes participates in the management of its investee companies through representation on boards of directors and otherwise.

The Company's results of operations are directly affected by the results of operations of its investees. The results of companies which are greater than 50%-owned are included in the consolidated financial statements of the Company. The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20%- to 50%-owned companies ("affiliates"), under the equity method. Under the equity method, the Company recognizes its proportionate share of such companies' income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. If the Company's interest in a subsidiary were to be reduced to 20%-50%, the investment would be recorded under the equity method. The Company's results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above the Company's carrying value per share for such affiliate results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below the Company's carrying value per share for such affiliate results in the Company recognizing a loss for the period in which such issuance is made. The Company accounts for its holdings in investees, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in a reduction in shareholders' equity. As of December 31, 1999, the effect on shareholders' equity was a decrease of approximately $17.7 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

YEAR 2000 COMPLIANCE
--------------------

The Company has completed the process of identifying, evaluating and implementing changes to computer programs necessary to address the Year 2000 issue which is the result of computer programs having been written using two digits instead of four to define a year. This issue affects computer systems that have date sensitive programs that may recognize a date using "00" as 1900 rather than 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company presently expects that with modifications to existing systems and software and converting to new software, the Year 2000 issue will not pose an operational problem and does not believe the cost of converting all internal systems to be year 2000 compliant are material to its financial condition or results of operations.

Costs related to the Year 2000 issue are being expensed as incurred. The Company completed all of its Year 2000 modifications by the end of 1999.

The Year 2000 issue may affect the systems of various entities with which the Company interacts. At December 31, 1999 and to date, the Year 2000 issue did not have a material adverse effect on the Company's financial statements. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant will not have a material adverse effect on the Company.

INTRODUCTION OF THE EURO
------------------------
On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

The Company does not conduct operations in Europe. However, there are no assurances that the implementation of the Euro will not have an adverse material affect on the Company's financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting Derivative Instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 2000. Management believes that the implementation of SFAS No. 133 during the third quarter of year 2000 will not have a material impact on the Company's results of operations.

DISCONTINUED OPERATIONS
-----------------------
On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd., ("Paradise") to Beit Hafuton, AA Ltd. ("Beit Hafuton"). Accordingly, the results of Paradise, whose financial statements were previously consolidated with the Company's financial statements, have been presented as discontinued operations for all periods presented. In connection with the sale, the Company agreed to the following: a) to forgive a capital note in the amount of $.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, b) to forgive a loan to Paradise in the amount of approximately $.5 million and c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight Center. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.1 million net of taxes) in the consolidated financial statements for the year ended December 31, 1999.

RESULTS OF OPERATIONS
---------------------
Year ended December 31, 1999 compared to Year ended December 31, 1998:
----------------------------------------------------------------------
Consolidated income from continuing operations increased to $30.2 million in 1999, from $3.9 million in 1998. The increase in income is primarily attributable to the realized and unrealized gains on investments, gain on sale of real estate rental property, and the increase in equity in earnings of affiliates.

In the year ended December 31, 1999, the Company recorded $18.4 million of gains on sale of investments, which is primarily attributable to the sale of its investment in Moriah

Hotels Ltd. ("Moriah"). On April 14, 1999, the Company sold its 46% equity interest in Moriah to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million net of taxes). In addition, the Company recorded gains of $1.7 million and $1.2 million, respectively, on sale of its investments in shares of Fundtech Ltd. ("Fundtech") and Bank Leumi le'Israel B.M. ("Leumi"). In the year ended December 31, 1998, the Company recorded $.8 million of gains on sale of investments, which were attributable to its investments in Mercury Interactive Corporation ("Mercury"), Shikun U'Fituach le-Israel Ltd. ("Shikun"), Fundtech and M-Systems Flash Disk Pioneers Ltd. ("M-Systems").

The Company recorded $12.1 million of unrealized gains on investments which are classified as trading securities in the year ended December 31, 1999, as compared to $1.4 million of unrealized losses in the same period in 1998. The unrealized gains recorded in 1999 are primarily attributable to the Company's investments in the shares of Leumi (pre-tax gain of $7.9 million) and Fundtech (pre-tax gain of $2 million). At December 31, 1999 and December 31, 1998, the aggregate fair value of trading securities amounted to approximately $40.4 million and $26.3 million, respectively.

On July 6, 1999, the Company completed a transaction with Bank Hapoalim B.M. ("Hapoalim") and two wholly-owned subsidiaries of Hapoalim, which provided for the following:

       (a) The Company acquired from Hapoalim all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.5 million.

       (b) The Company sold to Hapoalim's subsidiary seven real estate properties totaling 53,000 sq. ft., which had previously been leased to and occupied by Hapoalim, for $14.7 million.

       (c) Ampal's subsidiary renewed the lease agreement with Hapoalim with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of the aforementioned real estate properties in the December 31, 1999 consolidated financial statements.

Equity in earnings of affiliates increased to $16 million for the year ended December 31, 1999, from $7.3 million for the same period in 1998. The increase is primarily attributable to the increased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in high-technology and real estate companies. Ophir reported significantly higher earnings in 1999 primarily due to the gain on the sale of its holdings in Platinum Technology International Inc. in June 1999.

The increase in other income in 1999, as compared to 1998 is primarily attributable to the dividends received from MIRS Communication Company Ltd. ("MIRS") ($1.2 million) and Leumi ($.7 million).

In the year ended December 31, 1999, the Company recorded $3 million of losses from impairment of investments which are primarily attributable to its investments in M.D.F. Industries Ltd. ($1.5 million), which continues to experience operational problems, Unic View Ltd. ($1 million) and MuTek Solutions Ltd. ("MuTek") ($.4 million). In the same period in 1998, the Company recorded a $1.9 million loss on impairment of its investments in MuTek, Ortek Ltd.(" Ortek"), Medco Electronics Systems Ltd. ("Medco") and Geotek Communications Ltd. ("Geotek").

The Company recorded net interest expense in the amount of $8 million in 1999, as compared to $6.7 million in the same period in 1998. The increase in the net interest expense in 1999 resulted from utilizing the Company's funds for making investments in various companies and increasing its borrowings for the acquisition of its shares from Hapoalim.

The Company recorded a translation loss of $1.2 million in 1999, as compared to a translation gain of $.6 million in 1998. The translation loss in 1999 is attributable to the foreign exchange forward contracts entered into by the Company during the year.

The change in the effective income tax rate in 1999, as compared to 1998, is mainly attributable to the higher deferred tax credits of certain Israeli subsidiaries in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
----------------------------------------------------------------------

Consolidated income from continuing operations decreased from $14.4 million in 1997, to $3.9 million in 1998. The decrease in net income is primarily attributable to the decrease in equity in earnings of affiliates, lower realized gains on investments, unrealized losses on investments in 1998 as compared to unrealized gains in 1997, and net interest expense in 1998 as compared to net interest income in 1997. These decreases were partially offset by income tax benefits and lower other expenses in 1998.

Equity in earnings of affiliates decreased to $7.3 million in 1998, from $18.7 million in 1997. The decrease is primarily attributable to the decreased earnings of Ophir, the Company's 42.5%-owned affiliate, which is a holding company with interests in high technology and real estate companies. Ophir reported lower earnings in 1998 as compared to 1997, primarily due to lower realized and unrealized gains on investments as a result of the sale of shares of Teledata Communications Ltd. ("Teledata") in 1997.

The decrease in the equity in earnings of affiliates was partially offset by the increased earnings of Granite Hacarmel Investments Ltd. ("Granite"), Trinet Venture Capital Ltd. ("Trinet"), Carmel Container Systems Limited ("Carmel"), and Moriah. Granite, the Company's 19.1%-owned affiliate, which is one of Israel's largest distributors of refined petroleum products, recorded higher earnings in 1998 due to improved gross profit margins and a gain on sale of real estate property. Trinet, the Company's 50%-owned affiliate, a high-technology venture capital fund, recorded large unrealized losses in 1997. Carmel, the Company's 20.7%-owned affiliate, which is a manufacturer of paper-based packaging products, also recorded higher earnings in 1998 due to the improved efficiency at Carmel's new manufacturing plant in Caesarea and increased sales of containers to the local market, despite the economic slowdown in Israel. Moriah, the Company's then 46%-owned affiliate, which owns and operates hotels in Israel, reported higher earnings as a result of lower administrative expenses and higher translation gains in 1998.

In 1998, the Company recorded $1.4 million of unrealized losses on investments in trading securities, which were primarily attributable to the Company's investment during the third quarter of 1998 in the shares of Leumi in the amount of approximately $21 million. The Company recorded $.9 million of unrealized gains on investments in trading securities in 1997 primarily attributable to its investment in Mercury. At December 31, 1998 and December 31, 1997, the aggregate fair value of trading securities amounted to approximately $26.3 million and $7.5 million, respectively.

In 1998, the Company recorded $.8 million of gains on sale of investments, which were primarily attributable to its investments in Mercury, Shikun, Fundtech and M-Systems. In 1997, the Company recorded $4.5 million of gains on sale of investments, $2.9 million of which was attributable to its direct investment in Teledata.

The Company recorded net interest expense in the amount of $6.7 million in 1998, as compared to net interest income of $.9 million in 1997. The net interest expense was primarily attributable to bank borrowings in connection with the Company's investment in MIRS.

In the fourth quarter of 1998, Granite issued additional shares upon conversion of its debentures, and the Company's interest in Granite was diluted from 21.5% to 19.1%. As a result of the dilution the Company recorded a gain on issuance of shares in the amount of $1 million.

The Company recorded a $1.9 million loss from impairment of its investments in MuTek, Ortek, Medco and Geotek in 1998. In 1997, the Company recorded a $2.2 million loss on impairment of its investments in U.D.S. - Ultimate Distribution Systems Ltd. and Geotek.

Other expenses decreased in 1998 as compared to the same period in 1997, primarily as a result of a decrease in administrative expenses.

Income tax benefit in 1998 resulted from the utilization of foreign tax credits on dividends received from the affiliates.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, cash and cash equivalents were $7.4 million as compared with $12 million at December 31, 1998. The decrease in cash is primarily attributable to the Company's acquisition of its shares from Hapoalim (see "Discussion on Results of Operations - Year ended December 31, 1999 compared to year ended December 31, 1998") and the new investments made during 1999. The increase in notes and loans payable is primarily attributable to the consolidation of Am-Hal Ltd.'s ("Am-Hal") balance sheet with the Company's consolidated balance sheet at December 31, 1999 as a result of the acquisition of an additional 50% interest in Am-Hal for $6 million on December 31, 1999. The decrease in debentures and deposits, notes and loans receivable is primarily attributable to scheduled repayments.

On June 23, 1999, the Company acquired a 3.9% interest in Blue Square-Israel Ltd. ("Blue Square") for approximately $24 million. Blue Square owns 165 supermarkets in Israel. In addition, the Company invested $4.3 million to acquire an additional 0.2% interest (total equity interest is 0.88%) in Leumi; $2.5 million to acquire a 2.45% interest in Floware Wireless Systems Ltd., a developer of products that enable the transmission of broadband wireless services; $1.8 million to acquire an additional 1.2% interest (total equity interest is 20.3%) in Granite Hacarmel Investments Ltd.; $1.25 million to acquire a 14% interest (subsequently diluted to 12.6%) in Camelot Information Technologies Ltd., a developer of intelligent adaptive systems for the detection of illegal activities on computer systems; approximately $.6 million to maintain its equity interest in Netformx Ltd. (total equity interest - 20.7%); $.5 million to acquire a 2.1% interest in Babylon Ltd., a developer and marketer of single click translation software for Internet and e-mail users; a $.5 million investment to acquire a 4.6% interest in ContactNOW Inc., a developer of Internet-based community enablers; and a $.2 million investment to acquire a 5% interest in Modem Art Ltd., a developer of programmable modems.

On October 12, 1999, the Company, as part of a third round financing, invested approximately $5 million in XACCT Technologies (1997) Ltd. ("XACCT"), a developer of billing, auditing and accounting software for TCP/IP networks, and increased its equity interest in XACCT by 0.8% to 16.7%.

During 1999, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate amount of $11.3 million, and the commitments to its investees amounted to $8.3 million at December 31, 1999.

In 1999 and 1998, Ampal paid dividends in the amount of $.20 and $.325 per share, respectively, on its 4% and 6-1/2% Cumulative Convertible Preferred Stocks. Total dividends paid in each year amounted to approximately $.3 million.

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 1999, and are sensitive to the above market risks.

Interest Rate Risks

At December 31, 1999, the Company had financial assets totalling $27.6 million and financial liabilities totalling $174.5 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 1999, the Company had fixed rate financial assets of $21.5 million and variable rate financial assets of $6.1 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.1 million.

At December 31, 1999, the Company had fixed rate debt of $55.3 million and variable rate debt of $119.2 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.6 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.8 million, holding other variables constant.

Exchange Rate Sensitivity Analysis
----------------------------------

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 1999, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 1999, the open foreign exchange forward purchase contracts totalled $26 million. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's earnings would decrease by $1.5 million and its cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $.8 million.

Equity Price Risk
-----------------

The Company's investments at December 31, 1999, included marketable securities (trading and available-for-sale) which are recorded at fair value of $59.5 million, including net unrealized gains of $4 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $6 million.

SUBSEQUENT EVENTS
-----------------

On February 4, 2000, the Company, through Ophir, entered into an agreement with Terayon Communication Systems, Inc. ("Terayon"), a leading supplier of broadband network systems, to sell its holdings in Combox Ltd. ("Combox"). Under the terms of this agreement, Ophir will exchange its 19.7% interest in Combox for approximately 150,000 shares of Terayon, valued at approximately $17.7 million as of the market close on February 3, 2000. Ophir acquired Combox for approximately $2.3 million. The market price of Terayon's shares as of the market close on March 27, 2000 was $216 5/8 per share.

On February 8, 2000, the Company acquired a 4.9% interest in Arel Communications and Software Ltd., a leading provider of interactive distance learning systems, for $6 million.

On February 28, 2000, the Company made an additional $1.8 million investment in PowerDsine, Ltd. ("PowerDsine"), a developer of telecommunications components for advanced telecom and data communication equipment, as part of a $22 million private placement. As a result of this transaction, the Company's equity interest was diluted to 10.8%.

On March 22, 2000, the Company and Ophir invested $2.75 million and $1 million, respectively, in Netformx, and converted debentures in the amount of $.6 million and $.2 million, respectively, as part of an approximately $19.7 million private placement ($15 million in new investments and $4.7 million by conversion of debentures). As a result of these transactions, the Company's net equity interest in Netformx decreased to 20.2%.

In addition to the aforementioned investments, the Company made the following investments during the first quarter of 2000: a $1 million investment to acquire a 2.9% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; a $.75 million investment to acquire a 20% interest in Xpert Ltd., a software and systems integrator specializing in systems security and a $.5 million investment to acquire a 13% interest in G.O.L. Geometry-On-Line Inc., a developer and marketer of a 3D browser/publisher that enables fast progressive viewing, compression and streaming of 3D models.

On March 23, 2000 the Company's investee, BreezeCOM Ltd. ("BreezeCOM"), a developer and manufacturer of wireless access products completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the ''Company'') as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 27% and 25%, respectively, in 1999, 19% and 6%, respectively, in 1998, and total revenues of 32% in 1997, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net earnings of these affiliated companies represents $15,727,000, $7,995,000, and $18,433,000, of consolidated net income for the years ended December 31, 1999, 1998 and 1997, respectively. The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



New York, New York
March 27, 2000

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                1999                1998          1997
---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

REVENUES:
Equity in earnings of affiliates (Note 13).............  $16,003         $ 7,328        $18,703
Interest:
 Related parties.......................................      655           4,339          6,988
 Others................................................    1,381             987          2,743
Rental income..........................................    6,900           7,302          7,107
Realized and unrealized gains (losses) on
 investments (Notes 4 and 6)...........................   30,501            (568)         5,466
Gain on sale of real estate rental
 property (Note 3) ....................................    9,523              --             --
Gain on issuance of shares by affiliate................       --           1,032             --
Other .................................................    4,650           2,740          2,135
                                                         -------         -------        -------
     Total revenues....................................   69,613          23,160         43,142
                                                         -------         -------        -------

EXPENSES:
Interest:
 Related parties.......................................    2,225           5,022          2,386
 Others................................................    7,778           6,981          6,424
Rental property operating expenses.....................    3,528           3,550          3,273
Loss from impairment of investments (Notes 4 and
 13) ..................................................    3,025           1,890          2,185
Minority interests.....................................     (762)         (1,045)          (213)
Translation loss (gain)................................    1,185            (623)            68
Other..................................................    6,885           7,016          7,968

                                                         -------         -------        -------
     Total expenses....................................   23,864          22,791         22,091
Restructuring charge (Note 17) ........................       --              --          1,300
                                                         -------         -------        -------
Income from continuing operations before
 income taxes..........................................   45,749             369         19,751
Provision (benefit) for income taxes (Note 12).........   15,562          (3,521)         5,311
                                                         -------         -------        -------
Income from continuing operations......................   30,187           3,890         14,440
                                                         -------         -------        -------
Discontinued operations (Note 2):
 Loss from operations..................................   (1,083)         (1,715)          (257)
 Loss on disposition of $3,593, net of
  applicable tax benefit of $2,520.....................   (1,073)             --             --
                                                         -------         -------        -------
Loss from discontinued operations......................   (2,156)         (1,715)          (257)
                                                         -------         -------        -------

     NET INCOME........................................  $28,031        $  2,175        $14,183
                                                         =======         =======        =======

Basic EPS (Note 11)
 Earnings from continuing operations...................    $1.42           $ .15          $ .59
 Loss from discontinued operations.....................     (.10)           (.07)          (.01)
                                                         -------         -------        -------
 Earnings per Class A share ...........................    $1.32           $ .08          $ .58
                                                         =======         =======        =======

 Shares used in calculation (in thousands).............   20,966          23,911         23,742

Diluted EPS (Note 11)

 Earnings from continuing operations...................    $1.24           $ .13          $ .51
 Loss from discontinued operations.....................     (.09)           (.06)          (.01)
                                                         -------         -------        -------
 Earnings per Class A share............................    $1.15           $ .07           $.50
                                                         =======         =======        =======

 Shares used in calculation (in thousands) ............   24,331          27,624         27,615


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                   December 31,     December 31,
ASSETS AS AT                                                           1999            1998
-------------------------------------------------------------------------------------------------
(Dollars in thousands)

Cash and cash equivalents....................................     $  7,409           $ 12,047



Deposits, notes and loans receivable (Note 5)................       22,336             27,572



Investments (Notes 6 and 13).................................      273,174            214,421



Investment held for sale (Note 4)............................           --             25,104



Real estate property, less accumulated

 depreciation of $7,463 and $6,492 (Notes 3 and 4(a))........       72,809             29,735



Other assets.................................................       21,052             15,241



Net assets of discontinued operations (Note 2)...............            -                796
                                                                  --------           --------








TOTAL ASSETS.................................................     $396,780           $324,916
                                                                  ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                                       December 31,      December 31,
SHAREHOLDERS' EQUITY AS AT                                                                1999            1998
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)


LIABILITIES
Notes and loans payable: (Note 7)
  Related parties ..............................................................       $  14,564        $  56,534
  Others .......................................................................         131,296           39,674
Debentures (Note 8) ............................................................          28,659           32,817
Accounts and income taxes payable, accrued
 expenses and minority interests ...............................................          65,427           34,726
                                                                                       ---------        ---------
        Total liabilities ......................................................         239,946          163,751
                                                                                       ---------        ---------

SHAREHOLDERS' EQUITY (Note 9)

4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 165,823 and 172,238 shares; outstanding 162,473
 and 172,238 shares ............................................................             829              861

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 891,763 and 925,279 shares; outstanding 769,227
 and 925,279 shares ............................................................           4,459            4,626

Class A Stock, $1 par value; authorized 60,000,000 shares; issued 24,817,445 and
 24,684,822 shares; outstanding 18,289,264  and 24,079,422 shares ..............          24,817           24,685

Additional paid-in capital .....................................................          57,896           57,829

Retained earnings ..............................................................         118,362           90,615

Treasury Stock, at cost (Note 3) ...............................................         (35,552)          (3,829)

Accumulated other comprehensive loss ...........................................         (13,977)         (13,622)
                                                                                       ---------        ---------

        Total shareholders' equity .............................................         156,834          161,165
                                                                                       ---------        ---------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................       $ 396,780        $ 324,916
                                                                                       =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                          1999            1998              1997
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from operating activities:
 Net income ...........................................       $  28,031        $   2,175        $  14,183
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Equity in earnings of affiliates ....................         (16,003)          (7,328)         (18,703)
  Loss from discontinued operations ...................           2,156            1,715              257
  Realized and unrealized (gains) losses on
    investments .......................................         (30,501)             568           (5,466)
  Gain on sale of real estate rental property .........          (9,523)              --               --
  Gain on issuance of shares by affiliate .............              --           (1,032)              --
  Depreciation expense ................................           1,003            1,129            1,072
  Amortization expense ................................           1,356            1,280            1,621
  Loss from impairment of investments .................           3,025            1,890            2,185
  Restructuring charge ................................              --               --            1,300
  Minority interests ..................................            (762)          (1,045)            (213)
  Consolidation of subsidiary previously
   accounted for by the equity method .................             386               --               --
  Translation loss (gain) .............................           1,185             (623)              68
  Decrease (increase) in other assets .................           3,460           (1,063)             250
  Increase (decrease) in accounts and income
  taxes payable, accrued expenses and minority
  interests ...........................................           3,925           (5,325)           2,513
 Investments made in trading securities ...............         (28,004)         (30,838)          (9,143)
 Proceeds from sale of trading securities .............          30,131           11,333            8,359
 Dividends received from affiliates ...................          10,415           26,245            9,719
                                                              ---------        ---------        ---------
  Net cash provided by (used in) operating
   activities .........................................             280             (919)           8,002
                                                              ---------        ---------        ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected .......           9,635           16,641           27,124
 Deposits, notes and loans receivable granted .........          (4,869)            (723)          (1,024)
 Investments made in:
  Available-for-sale securities .......................         (24,147)              --               --
  Affiliates and others ...............................         (12,935)        (119,844)         (11,159)
 Proceeds from sale of investments:
  Affiliates ..........................................          29,622               --            5,331
  Available-for-sale securities .......................              --              353            1,537
  Others ..............................................           1,537            1,294           19,881
 Capital improvements .................................          (1,944)          (2,952)          (1,343)
 Proceeds from sale of real estate property ...........          15,076               --           15,059
                                                              ---------        ---------        ---------

  Net cash provided by (used in) investing
   activities .........................................          11,975         (105,231)          55,406
                                                              ---------        ---------        ---------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                                                          1999          1998              1997
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties .....................................................       $  8,139        $ 81,799        $  2,000
  Others ..............................................................         19,417          68,400             140
 Notes and loans payable repaid:
  Related parties .....................................................         (1,281)        (43,493)        (17,017)
  Others ..............................................................         (5,029)        (32,626)         (4,888)
 Debentures repaid ....................................................         (5,785)         (8,283)        (17,301)
 Purchase of treasury stock ...........................................        (31,724)             --              --
 Contribution to partnership by minority
   interests ..........................................................             --           9,765              --
 Issuance of shares to related parties and others .....................             --             352              --
 Dividends paid .......................................................           (284)           (335)           (351)
                                                                              --------        --------        --------
  Net cash (used in) provided by financing
   activities .........................................................        (16,547)         75,579         (37,417)
                                                                              --------        --------        --------

Effect of exchange rate changes on cash and
 cash equivalents .....................................................           (346)         (2,514)         (1,492)
                                                                              --------        --------        --------

Net (decrease) increase in cash and cash
 equivalents ..........................................................         (4,638)        (33,085)         24,499
Cash and cash equivalents at beginning of year ........................         12,047          45,132          20,633
                                                                              --------        --------        --------
Cash and cash equivalents at end of year ..............................       $  7,409        $ 12,047        $ 45,132
                                                                              ========        ========        ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:

 Interest:
  Related parties .....................................................       $    613        $  1,824        $  1,099
  Others ..............................................................          2,205           2,524           2,524
                                                                              --------        --------        --------
    Total interest paid ...............................................       $  2,818        $  4,348        $  3,623
                                                                              ========        ========        ========
Income taxes paid .....................................................       $ 11,593        $  2,037        $    714
                                                                              ========        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                                1999              1998             1997
------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts
 and per share data)

4% PREFERRED STOCK
Balance, beginning of year ...................       $     861        $     898        $     955
Conversion of 6,415, 7,434 and 11,264 shares
 into Class A Stock ..........................             (32)             (37)             (57)
                                                     ---------        ---------        ---------
Balance, end of year .........................       $     829        $     861        $     898
                                                     =========        =========        =========

6-1/2% PREFERRED STOCK

Balance, beginning of year ...................       $   4,626        $   4,842        $   5,012
Conversion of 33,516, 43,009 and 34,195 shares
 into Class A Stock ..........................            (167)            (216)            (170)
                                                     ---------        ---------        ---------
Balance, end of year .........................       $   4,459        $   4,626        $   4,842
                                                     =========        =========        =========

CLASS A STOCK

Balance, beginning of year ...................       $  24,685        $  24,418        $  24,257
Issuance of shares upon conversion of
 Preferred Stock .............................             132              167              158
Issuance of shares to related party (Note 10)               --              100               --
Issuance of additional shares ................              --               --                3
                                                     ---------        ---------        ---------
Balance, end of year .........................       $  24,817        $  24,685        $  24,418
                                                     =========        =========        =========

ADDITIONAL PAID-IN CAPITAL

Balance, beginning of year ...................       $  57,829        $  57,491        $  57,410
Conversion of Preferred Stock ................              67               86               69
Issuance of shares to related party (Note 10)               --              250               --
Issuance of additional shares ................              --                2               12
                                                     ---------        ---------        ---------
Balance, end of year .........................       $  57,896        $  57,829        $  57,491
                                                     =========        =========        =========

RETAINED EARNINGS

Balance, beginning of year ...................       $  90,615        $  88,775        $  74,943
Net income ...................................          28,031            2,175           14,183
Dividends:
  4% Preferred Stock - $.20 per share ........             (32)             (34)             (36)
  6-1/2% Preferred Stock - $.325 per share ...            (252)            (301)            (315)
                                                     ---------        ---------        ---------
Balance, end of year .........................       $ 118,362        $  90,615        $  88,775
                                                     =========        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YEAR ENDED DECEMBER 31,                                    1999            1998            1997
--------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)

TREASURY STOCK (Note 3)
   4% PREFERRED STOCK
   Balance, beginning of year .....................      $      --       $      --       $      --
   Purchase of 3,350 shares, at cost ..............            (84)             --              --
                                                         ---------       ---------       ---------
   Balance, end of year ...........................            (84)             --              --
                                                         ---------       ---------       ---------
   6-1/2% PREFERRED STOCK
   Balance, beginning of year .....................             --              --              --
   Purchase of 122,536 shares, at cost ............         (1,853)             --              --
                                                         ---------       ---------       ---------
   Balance, end of year ...........................         (1,853)             --              --
                                                         ---------       ---------       ---------
   CLASS A STOCK
   Balance, beginning of year - 605,400 shares,
    at cost .......................................         (3,829)         (3,829)         (3,829)
   Purchase of 5,922,781 shares, at cost ..........        (29,786)             --              --
                                                         ---------       ---------       ---------
   Balance, end of year - 6,528,181 shares,
    at cost .......................................        (33,615)         (3,829)         (3,829)
                                                         ---------       ---------       ---------


Balance, end of year ..............................       $(35,552)       $ (3,829)       $ (3,829)
                                                         =========       =========       =========
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance, beginning of year .....................       $(13,622)       $(10,085)       $ (6,628)

   Cumulative translation adjustments:
   Balance, beginning of year .....................        (18,580)        (10,085)         (6,530)
   Foreign currency translation adjustment ........            904          (8,495)         (3,555)
                                                         ---------       ---------       ---------
   Balance, end of year ...........................        (17,676)        (18,580)        (10,085)
                                                         ---------       ---------       ---------
   Unrealized (loss) gain on marketable securities:
   Balance, beginning of year .....................          4,958              --             (98)
   Unrealized gain, net ...........................          3,699           4,958              98
   Sale of available-for-sale security ............         (3,247)             --              --
   Transfer to trading securities .................         (1,711)             --              --
                                                         ---------       ---------       ---------
   Balance, end of year ...........................          3,699           4,958              --
                                                         ---------       ---------       ---------
Balance, end of year ..............................       $(13,977)       $(13,622)       $(10,085)
                                                         =========       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


YEAR ENDED DECEMBER 31,                                                      1999             1998         1997
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Net income ........................................................       $ 28,031        $  2,175        $ 14,183
                                                                          --------        --------        --------

Other comprehensive income (loss), net of tax:

 Foreign currency translation adjustments .........................            904          (8,495)         (3,555)
 Unrealized gain on securities ....................................          3,699           4,958              98
                                                                          --------        --------        --------
 Other comprehensive income (loss) ................................          4,603          (3,537)         (3,457)
                                                                          --------        --------        --------

 Comprehensive income (loss) ......................................       $ 32,634        $ (1,362)       $ 10,726
                                                                          ========        ========        ========

Related tax (expense) benefit of other comprehensive income (loss):

 Foreign currency translation adjustments .........................       $    223        $  1,248        $    206
 Unrealized (loss) on securities ..................................       $ (1,915)       $ (2,670)       $    (53)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Note 1 - Summary of Significant Accounting Policies

(a)    The Company

       As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involves transactions with Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, and companies affiliated or related thereto. Prior to July 6, 1999, Hapoalim and its wholly-owned subsidiary, Atad Hevra Lehashkaot Limited owned 24.4% of Ampal's outstanding Class A Stock. On July 6, 1999 the Company acquired all of Hapoalim's holdings in Ampal (see Note 3). Commencing with the third quarter of 1999, transactions with Hapoalim and its related parties, which were reflected as related parties transactions in the Company's consolidated financial statements through June 30, 1999, are no longer reflected as transactions with a related party.

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

       Assets and liabilities of foreign subsidiaries and companies accounted for by the equity method whose functional currency is the U.S. dollar are translated using year-end rates of exchange, except for property and equipment and certain investment and equity accounts, which are translated at rates of exchange prevailing on the dates of acquisition. Revenues and expenses are translated at average rates of exchange during the year except for revenue and expense items relating to assets translated at historical rates, which are translated on the same basis as the related asset. Translation gains and losses for these companies are reflected in the consolidated statement of income.

(d)    Foreign Exchange Forward Contracts

       The Company enters into various foreign exchange forward purchase contracts to hedge foreign currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Gains and losses associated with currency rate changes are recorded in translation gain (loss) in the consolidated statement of income. At December 31, 1999, the open foreign exchange forward contracts totalled $26 million and will mature through April 2000.

(e)    Investments

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

(f)    Property and Equipment

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

(g)    Income Taxes

       The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

       Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totalling approximately $31.6 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $11.1 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(h)    Cash Equivalents

       Cash equivalents include time deposits and notes receivable with maturities at acquisition of 90 days or less.

(i)    Accumulated Comprehensive Loss

       Accumulated other comprehensive loss consists of cumulative translation adjustments and unrealized gains (losses) on marketable securities presented net of income taxes.

Note 2 - Discontinued Operations

On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd., ("Paradise") to Beit Hafuton, AA Ltd. ("Beit Hafuton"). Accordingly, the results of Paradise, whose financial statements were previously consolidated with the Company's financial statements, have been presented as discontinued operations for all periods presented. In connection with the sale, the Company agreed to the following: a) to forgive a capital note in the amount of $.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, b) to forgive a loan to Paradise in the amount of approximately $.5 million and c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight Center. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.1 million net of taxes) in the consolidated financial statements for the year ended December 31, 1999.

Note 3 - Transaction with Hapoalim

On July 6, 1999, the Company completed a transaction with Hapoalim and two wholly-owned subsidiaries of Hapoalim, which provided for the following:

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

       (a) The Company acquired from Hapoalim all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.5 million.

       (b) The Company sold to Hapoalim's subsidiary seven real estate properties totaling 53,000 sq. ft., which had previously been leased to and occupied by Hapoalim, for $14.7 million.

       (c) Ampal's subsidiary renewed the lease agreement with Hapoalim with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of the aforementioned real estate properties in the December 1999 consolidated financial statements.

Note 4 - Acquisitions and Dispositions

(a) On December 31, 1999, the Company invested $6 million for a 50% equity interest in Am-Hal Ltd. ("Am-Hal"). The purchase price of this acquisition was allocated to the net assets based upon their estimated fair values at the time of the acquisition. Goodwill resulting from this transaction will be amortized over the useful life of the related assets. As a result of this transaction, the Company holds a 100% equity interest in Am-Hal, the owner and manager of a chain of luxury senior citizens facilities in Israel. Accordingly, Am-Hal's balance sheet was consolidated with the Company's consolidated balance sheet at December 31, 1999.

(b) On October 12, 1999, the Company, as part of a third round financing, invested approximately $5 million in XACCT Technologies (1997) Ltd. ("XACCT"), a developer of billing, auditing and accounting software for TCP/IP networks, and increased its equity interest in XACCT by 0.8% to 16.7%.

(c) On June 23, 1999, the Company acquired a 3.9% interest in Blue Square-Israel Ltd. ("Blue Square") for approximately $24 million. Blue Square owns 165 supermarkets in Israel.

(d) In addition to the above investments, the Company made the following investments during the year ended December 31, 1999, aggregating $11.7 million, notably; (1) a $4.3 million investment to acquire an additional 0.2% interest (total equity interest is 0.88%) in Bank Leumi l'Israel B.M. ("Leumi"); (2) a $2.5 million investment to acquire a 2.45% interest in Floware Wireless Systems Ltd., a developer of products that enable the transmission of broadband wireless services; (3) a $1.8 million investment to acquire an additional 1.2% interest (total equity interest is 20.3%) in Granite Hacarmel Investments Ltd.; (4) a $1.25 million investment to acquire a 14% interest (subsequently diluted to 12.6%) in Camelot Technologies Ltd., a developer of intelligent adaptive systems for the detection of illegal activities on computer systems; (5) an approximately $.6 million investment to maintain its equity interest in Netformx Ltd. ("Netformx") (total equity interest - 20.7%); (6) a $.5 million investment to acquire a 2.1% interest in Babylon Ltd., a developer and marketer of single click translation software for non-English speaking Internet users; (7) a $.5 million investment to acquire a 4.6% interest in ContactNOW Inc., a developer of Internet-based community enablers and (8) a $.2 million investment to acquire a 5% interest in Modem Art Ltd., a developer of programmable modems.

(e) On April 14, 1999, the Company sold its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the December 31, 1999 consolidated financial statements.

(f) On January 22, 1998, the Company completed its purchase of a one-third interest in the assets of a new wireless communications service provider, MIRS Communication Company Ltd.("MIRS"), for $110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly-owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The limited partners

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

       of the partnership reimbursed the Company for their pro rata share of expenses incurred by the Company in connection with the original purchase from Motorola Israel. MIRS, which is one-third owned by the partnership and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDENTM integrated wireless communication technology, which is known as MIRS in Israel.

       The partnership owns all of the authorized preferred shares of MIRS and Motorola Israel owns all of the authorized ordinary shares. Each share issued by MIRS is entitled to one vote. The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends as they are declared. On March 21, 1999, MIRS declared a dividend, the Company's share of which amounts to $.9 million (net of minority interest), which was paid in September 1999.

(g) In addition to the investment in MIRS, the Company made the following investments in the high-technology field in the year ended December 31, 1998, aggregating $7.3 million, notably; (1) a $2.5 million investment to acquire an 8.9% interest in SmartLight Ltd., a developer and marketer of innovative digital film viewers for use in the diagnosis of medical images; (2) a $2.1 million investment to acquire an additional 8.6% of XACCT, a developer of billing, auditing and accounting software for TCP/IP networks; (3) a $1 million investment to acquire an additional 3.8% of PowerDsine Ltd. ("PowerDsine"), a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry; (4) a $1 million investment to acquire a 1.75% equity interest in Compugen Ltd., a developer of algorithms and models for the interpretation of biological processes; (5) a $.4 million investment to acquire an additional 2% in its existing investee Netformx, a developer of CANER(C)family of network design, analysis and simulation tools; and
       (6) a $.3 million investment to maintain its equity interest in its existing investee, Qronus Interactive Israel (1994) Ltd., a developer and marketer of software testing tools.

(h) In 1997, the Company made several new investments in the high-technology field aggregating $8.9 million, notably; (1) a $1 million investment to acquire 7.3% of UNIC View Ltd., a manufacturer and marketer of a liquid screen display projector for video, large-screen television and computer projection systems and a developer of a new projector engine for home use (investment was written off in 1999); (2) a $.75 million investment for 2.2% FundTech Ltd. (decreased to 0.9% in 1999), a developer of software for worldwide banking institutions to facilitate fund transfers; (3) a $1 million investment for 3% of NKO, Inc., a developer of low-cost facsimile transmission services (sold in 1999 for $1.1 million); (4) a $.4 million investment for approximately 9.8% of XACCT, a developer of billing, auditing and accounting software for TCP/IP networks; (5) a $2 million investment for 12.5% of PowerDsine, a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry; (6) a $.5 million investment for 24.99% of Ortek Ltd., a developer and manufacturer of electro-optical devices and systems for the military and civilian markets (sold in 1999 for a net of tax gain of $.3 million); (7) a $1.25 million investment to acquire approximately 12% of Shiron Satellite Communications (1996) Ltd., a developer of satellite modems which achieve high data rates, designed to answer the requirements of satellite data and voice applications such as rural telephone, video conferencing and other applications; and (8) a $2 million investment to acquire 11% of ShellCase Ltd., an Israeli company which has developed a packaging process for computer chips.

(i) On May 8, 1997, the Company sold all of its direct holdings in Orlite Industries (1959) Ltd. ("Orlite") and a wholly-owned subsidiary which held a separate interest in Orlite to Poamlim Investments Ltd. for an aggregate sales price of $5.3 million. The Company recorded a gain on sale of $.3 million with respect to this transaction.

(j) On March 27, 1997, the Company sold its 7.9% interest in Idan Software Industries I.S.I. Ltd. ("Idan"), to Idan's principal shareholder for approximately $.9 million

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

       and recorded a gain on sale of approximately $.1 million with respect to this transaction.

(k) In 1997, the Company received gross proceeds in the amount of $3.6 million from the sale of 119,800 shares of Teledata Communications Ltd. ("Teledata") and realized a gain on sale of $2.9 million ($1.9 million after taxes).

(l) In 1997, the Company recorded a $1.2 million loss due to the impairment in value of its investment in Geotek Communications Inc., which it acquired in June 1996 for $1.5 million.

(m) In 1997, the Company recorded a $1 million loss from impairment of its investment in U.D.S. - Ultimate Distribution Systems Ltd. ("U.D.S."), an Israeli-based software company specializing in the management and optimization of a variety of logistic tasks for the distribution industry, which it acquired in September 1995, for $1.3 million.

Note 5 - Deposits, Notes and Loans Receivable

       Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 6 years and notes and loans receivable have maturities of up to 9 years. At December 31, 1999 and 1998, deposits, notes and loans receivable from related parties were $3.1 million and $26.3 million, respectively, and such balances with others were $19.2 million and $1.3 million, respectively (see Note 3).

Note 6 - Investments in Marketable Securities

       The Company classifies investments in marketable securities as trading securities or available-for-sale securities and periodically re-evaluates such classifications.

(a)    Trading Securities

The cost and market values of trading securities at December 31, 1999 and 1998 are as follows:



                                                                              Unrealized
December 31, 1999                                                 Cost      Gains/(Losses)   Market Value
-----------------                                              -------------------------------------------

Bonds .......................................................    $    70        $    (4)        $    66
Equity Securities ...........................................     31,253          9,039          40,292
                                                                 -------        -------         -------

Total Trading Securities ....................................    $31,323        $ 9,035         $40,358
                                                                 =======        =======         =======

                                                                              Unrealized
December 31, 1998                                                 Cost       Gains/(Losses)  Market Value
-----------------                                              ------------------------------------------

Bonds .......................................................    $   333        $  (143)        $   190
Equity Securities ...........................................     29,543         (3,446)         26,097
                                                                 -------        -------         -------

Total Trading Securities ....................................    $29,876        $(3,589)        $26,287
                                                                 =======        =======         =======

In the years ended December 31, 1999, 1998 and 1997, the Company recorded $12.1 million, $(1.4) million, and $.9 million of unrealized gains (losses), respectively, on trading securities in the statement of income.

During 1999, 1998 and 1997, the Company invested approximately $28 million, $30.8 million, and $9.1 million, respectively, in marketable securities, which are classified as trading securities.

(b)              Available-For-Sale Securities

The cost and market values of available-for-sale securities at December 31, 1999 and 1998 are as follows:

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

                                                                                 Unrealized
December 31, 1999                                                 Cost          Gains/(Losses)    Market Value
-----------------                                                 -----------------------------------------------
Equity Securities ............................................... $  24,147       $   (5,012)      $19,135
                                                                  =========       ==========       =======

                                                                                 Unrealized
December 31, 1998                                                 Cost          Gains/(Losses)    Market Value
-----------------                                                 -------------------------------------------------
Equity Securities ............................................... $     633       $    2,632       $ 3,265
                                                                  =========       ==========       =======

Note 7 - Notes and Loans Payable

                 Notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2008.

                 At December 31, 1999 and 1998, notes and loans payable include a $15 million note payable to Hapoalim, secured by the Company's ownership interest in the building located at 800 Second Avenue, New York, New York. The loan is due on May 31, 2000 and bears interest at the rate of LIBOR plus .75%, or 6.85% and 5.97% at December 31, 1999 and December 31 1998, respectively.

                 On May 4, 1998, the Company received two long-term loans from Hapoalim and Leumi in the amount of $36.4 million each, in connection with the purchase of the preferred shares of MIRS (see Note 4(f)). Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus .8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008.

                 Notes and loans payable include $22.3 million of loans payable ($4.6 million to related parties) attributed to Am-Hal (see Note 4(a)), which are dollar linked, mature in 2001 and have interest rates of zero to LIBOR plus 1%. Furthermore, as part of the acquisition of an additional 50% equity interest in Am-Hal, the Company received a short-term loan in the amount of $6 million from the seller.

       The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 5.24% on $46.7 million and 6.58% on $20.6 million in 1999 and 1998, respectively.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Note 8 - Debentures

Debentures outstanding at December 31 consist of:


                                                          1999         1998
                                                       ----------------------
Ampal:
-------
Fifteen Year 11% Discount Debenture,
 maturing 2003 ..................................       $18,044       $18,075

Ampal Development (Israel) Ltd.:
 Various series with interest rates ranging from
 6.2%-7.5%, linked to the Consumer Price Index in
 Israel, maturing 2000-2005, secured by assets of
 $16 million and $22 million, respectively ......        15,794        21,208
                                                        -------       -------
                                                         33,838        39,283

Less: Unamortized discounts .....................         5,179         6,466
                                                        -------       -------
Total ...........................................       $28,659       $32,817
                                                        =======       =======

                 Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:


2000.............................       $ 18,532*
2001.............................          1,881
2002.............................          1,881
2003.............................          1,880
2004.............................          1,880

* If no debentures are presented for early redemption, scheduled maturities will amount to $6,697.

Note 9 - Shareholders' Equity

       Capital Stock

       The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 1999, a total of 3,881,146 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 762,000 options.

       The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

       (i)    up to 4% on Class A Stock, then

       (ii)   on 4% Preferred Stock and Class A Stock ratably.

       Preferred shares are non-voting unless dividends are in arrears for three successive years. At December 31, 1999, there are no dividend arrearages.

       Retained Earnings

       At December 31, 1999, retained earnings include $41.4 million for affiliates accounted for by the equity method, of which $5.8 million and an additional $54.5 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Note 10 - Stock Options

       In September 1994, the Company's shareholders approved a Stock Option Plan (the "1994 Plan") permitting the granting of options to purchase up to an aggregate of 200,000 shares of Class A Stock to employees, officers and directors of the Company and certain subsidiaries of the Company. The options granted under the 1994 Plan may be either incentive stock options, at an exercise price of not less than (i) the fair market value of the underlying shares on the date of grant, or (ii) 110% of the fair market value on the date of grant if the grantee owns stock representing more than 10% of the voting power of Ampal's capital stock or value of all classes of stock of Ampal, or non-incentive stock options, at an exercise price that is fixed by the Board of Directors (the "Board") or the Stock Option Committee (the "Committee") at the time the options are granted. The options are exercisable at the discretion of the Board or the Committee, with a non-exercisable period of at least two years from the date of grant for all options granted except those granted to non-employee directors, which may be exercised immediately upon grant. The terms of options granted under the 1994 Plan may not exceed five years. As of December 31, 1999, all options under the plan expired.

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

       Also in March 1998, the Company entered into a Stock Option and Stock Purchase Agreement ("the Agreement") with Dr. Gleitman, the Company's then Chief Executive Officer. Pursuant to the Agreement, the Chief Executive Officer was granted options to purchase up to 1,000,000 shares of the Company's Class A Stock. The Company also granted, based on certain terms and conditions, the rights to purchase ("Share Purchase Rights"), at a discount, up to 200,000 shares of the Company's Class A Stock. On June 29, 1999, Dr. Gleitman announced his resignation, effective July 1, 1999. The Agreement that the Company entered into with Dr. Gleitman in 1998 was terminated on the date of his resignation. Upon Dr. Gleitman's resignation, 437,500 stock options and 100,000 stock rights have been forfeited.

       The Company accounts for all plans under APB Opinion No. 25, under which compensation cost has been recognized for the year-ended December 31, 1998 for the 20% discount in connection with the Share Purchase Rights. Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:


(In thousands, except per share data)                        Year Ended December 31,
                                                      ----------------------------------
                                                      1999           1998          1997
                                                      ----           ----          ----
Net income:               As reported ......... $      28,031    $      2,175    $     14,183
                          Pro forma ...........        27,305           1,201             -

Basic EPS:                As reported ......... $        1.32    $        .08    $        .58
                          Pro forma                      1.29             .04             -

Diluted EPS:              As reported ......... $        1.15    $        .07    $        .50
                          Pro forma ...........          1.12             .03             -

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

       Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for the options granted as of December 31, 1999 and 1998, respectively: (1) expected life of options of 5 and 7.95 years;
(2) dividend yield of 0%; (3) expected volatility of 41% and 40%; and (4) risk-free interest rate of 6.35% and 5.72%.

       Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Transactions under both Stock Option Plans and Agreements were as follows:

(In thousands, except per share data)

                                                       Year Ended December 31,1999
                                         -----------------------------------------------------
                                                       Weighted                    Weighted
                                          Share         Average                     Average
                                         Purchase      Exercise                    Exercise
                                          Rights        Price       Options          Price
                                         -----------------------------------------------------

Outstanding at beginning of year ...       100            (1)        1,036        $   8.82
Granted ............................         -             -           199        $   8.00
Exercised ..........................         -             -             -               -
Forfeited/Expired ..................      (100)           (1)         (473)       $   8.91
                                        ------                      ------
Outstanding at end of year .........         0                         762        $   8.55
                                        ======                      ======

Exercisable at end of year .........         -             -           684               -
                                                                    ======
Weighted average fair value of
 options granted ...................                                              $   3.67
                                                                                  ========

                                                           Year Ended December 31,1998
                                     ---------------------------------------------------------
                                                    Weighted                        Weighted
                                       Share         Average                        Average
                                      Purchase      Exercise                        Exercise
                                       Rights        Price          Options          Price
                                     ---------------------------------------------------------
Outstanding at beginning of year             -             -           109        $   10.91
Granted .........................          200            (1)        1,000        $    8.75
Exercised .......................         (100)       $ 2.80             -             -
Terminated ......................            -             -           (73)       $   10.91
                                        ------                      ------
Outstanding at end of year ......          100            (1)        1,036        $    8.82
                                        ======                      ======

Exercisable at end of year ......            -             -           473             -
                                                                    ======
Weighted average fair value of
 options granted ................                                                 $    2.23
                                                                                  =========

(1) Pursuant to the Stock Option and Purchase Agreement, exercise price to be determined based on 80% of the market price of the shares purchased on the date of exercise.

       The 762,000 options outstanding as of December 31, 1999 have exercise prices between $6.75 and $10 with a weighted average exercise price of $8.55 and a weighted average remaining contractual life of 2 years. Of these 762,000 options, 684,000 are exercisable; their weighted average exercise price is $8.62.

Note 11 - Earnings Per Class A Share

       In accordance with SFAS No. 128 "Earnings Per Share", net earnings per Class A share ("basic EPS") were computed by dividing net earnings by the weighted average number of Class A shares outstanding and excluded any potential dilution. Net earnings per Class A share amounts, assuming dilution ("diluted EPS") were computed by reflecting potential

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

dilution from the conversion of the 4% and 6-1/2% Preferred Stocks into Class A Stock. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

       A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

(In thousands, except per share data)

                                                                          Year Ended December 31, 1999
                                                               ------------------------------------------------
                                                                                                  Per Share
                                                                 Income             Shares          Amounts
                                                               ------------------------------------------------
Basic EPS:
 Income from continuing operations ..........................   $ 29,903(1)                          $   1.42
 Loss from discontinued operations ..........................     (2,156)                                (.10)
                                                                --------                             --------
 Net income attributable to Class A Stock ...................   $ 27,747               20,966        $   1.32
                                                                ========                             ========

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
  Stocks ....................................................                           3,365
                                                                                   ----------

Diluted EPS:
 Income from continuing operations ..........................   $ 30,187                             $   1.24
 Loss from discontinued operations ..........................     (2,156)                                (.09)
                                                               ---------                             --------
 Net income attributable to Class A Stock ...................   $ 28,031               24,331        $   1.15
                                                                ========           ==========        ========




                                                                          Year Ended December 31, 1998
                                                               ------------------------------------------------
                                                                                                  Per Share
                                                                 Income             Shares          Amounts
                                                               ------------------------------------------------
Basic EPS:
 Income from continuing operations ..........................   $  3,555(1)                          $    .15
 Loss from discontinued operations ..........................     (1,715)                                (.07)
                                                                --------                             --------
 Net income attributable to Class A Stock ...................   $  1,840               23,911        $    .08
                                                                ========                             ========

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
  Stocks ....................................................                           3,713
                                                                                   ----------

Diluted EPS:
 Income from continuing operations ..........................   $  3,556(2)                          $    .13
 Loss from discontinued operations ..........................     (1,715)                                (.06)
                                                                --------                             --------
 Net income attributable to Class A Stock ...................   $  1,841               27,624        $    .07
                                                                ========           ==========        ========




                                                                          Year Ended December 31, 1997
                                                               ------------------------------------------------
                                                                                                  Per Share
                                                                 Income             Shares          Amounts
                                                               ------------------------------------------------
Basic EPS:
 Income from continuing operations ..........................   $ 14,089(1)                          $    .59
 Loss from discontinued operations ..........................       (257)                                (.01)
                                                                --------                             --------
 Net income attributable to Class A Stock ...................   $ 13,832               23,742        $    .58
                                                                ========                             ========

Effect of Dilutive Securities:
 Conversion of 4% and 6-1/2% Preferred
  Stocks ....................................................                           3,873
                                                                                   ----------
Diluted EPS:
 Income from continuing operations ..........................   $ 14,182(2)                          $    .51
 Loss from discontinued operations ..........................       (257)                                (.01)
                                                                --------                             --------
 Net income attributable to Class A Stock ...................   $ 13,925               27,615        $    .50
                                                                ========           ==========        ========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

(1) After deduction of Preferred Stock dividends of $284, $335 and $351, respectively.

(2) Includes decrease in net income in 1998 and 1997 of $334 and $258, respectively, due to dilution in equity in earnings of affiliate.

       Options to purchase 762,000 shares of common stock which were outstanding as of December 31, 1999 were not included in the computation of diluted EPS because of their anti-dilutive effect.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Note 12 - Income Taxes

The components of current and deferred
income tax expense (benefit) are:                                                       1999             1998          1997
                                                                                     ------------------------------------------
Current:
 State and local ..............................................................       $      5        $     66        $     66
 Federal ......................................................................            542             280           2,945
 Foreign ......................................................................         13,291           1,136           2,859
Deferred:
 State and local ..............................................................           (182)           (132)            (95)
 Federal ......................................................................         (1,582)         (3,137)            716
 Foreign ......................................................................          3,488          (1,734)         (1,180)
                                                                                      --------        --------        --------
    Total .....................................................................       $ 15,562        $ (3,521)       $  5,311
                                                                                      ========        ========        ========

The components of deferred income tax expense (benefit) are:

Unrealized gains (losses) .....................................................       $  4,375        $ (1,230)       $   (516)
Goodwill ......................................................................          1,186               -               -
Foreign tax credit utilization ................................................         (1,740)              -               -
Equity in earnings of affiliates ..............................................         (1,349)         (3,477)          1,218
Loss from impairment of investments ...........................................           (875)              -               -
Net operating loss carryforwards ..............................................            141            (985)           (204)
Restructuring charge ..........................................................              -             245            (455)
Other .........................................................................            (14)            444            (602)
                                                                                      --------        --------        --------
   Total ......................................................................       $  1,724        $ (5,003)       $   (559)
                                                                                      ========        ========        ========

The domestic and foreign components of (loss) income from continuing operations before income taxes are:

Domestic ......................................................................       $ (2,540)       $ (5,806)       $   (363)
Foreign .......................................................................         48,289           6,175          20,114
                                                                                      --------        --------        --------
   Total ......................................................................       $ 45,749        $    369        $ 19,751
                                                                                      ========        ========        ========

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax at 35% ....................................................        $ 16,012        $    129        $  6,913
Taxes on foreign income (below) U.S. rate,
 net of tax credits ..........................................................            (303)         (3,456)         (1,457)
Other ........................................................................            (147)           (194)           (145)
                                                                                      --------        --------        --------
Total effective tax: 34%, (954%) and 27% .....................................        $ 15,562        $ (3,521)       $  5,311
                                                                                      ========        ========        ========

Other assets include approximately $6.3 million ($5.1 million in 1998) of deferred tax assets which primarily represent the tax benefit of the temporary differences between the carrying values of the assets in the financial statements and their income tax bases. Accounts and income taxes payable and accrued expenses include approximately $18 million ($20.9 million in 1998) of deferred tax liability which primarily consists of tax liability provided on undistributed earnings of affiliates of approximately $17 million ($20.2 million in 1998).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Note 13 - Investments in Affiliates


The companies accounted for by the equity method and the Company's share of equity in those investees are:

                                                                                          1999           1998           1997
                                                                                     ------------------------------------------

Am-Hal Ltd.(See Note 4(a)) .....................................................              -             50%             50%
Bay Heart Limited (a) ..........................................................             37             37              37
Carmel Containers Systems Limited ..............................................             20.7           20.7            20.7
Coral World International Limited (b) ..........................................             50             50              50
Epsilon Investment House Ltd. ..................................................             20             20              20
Granite Hacarmel Investments Limited ("Granite") ...............................             20.3           19.1            21.5
Hod Hasharon Sport Center (1992) Limited
 Partnership ...................................................................             50             50              50
Moriah Hotels Ltd. (see Note 4 (e)) ............................................              -             46              46
Ophir Holdings Ltd. ............................................................             42.5           42.5            42.5
Ortek Limited (c) ..............................................................              -              -              24.99
Renaissance Investment Company Ltd. ............................................             20             20              20
Trinet Investment in High-Tech Ltd. ............................................             37.5           37.5            37.5
Trinet Venture Capital Ltd.(d) .................................................             50             50              50

Combined summarized financial information for the above companies is as follows:

                                                                                          1999           1998           1997
                                                                                     ------------------------------------------

Revenues .......................................................................       $678,537       $672,803        $776,034
Gross profit ...................................................................        216,285        184,487         204,992
Net income .....................................................................         51,443         31,720          53,083

Property and equipment .........................................................       $272,548       $347,605        $332,514
Other assets ...................................................................        597,505        508,459         500,670
                                                                                       --------       --------        --------
  Total assets .................................................................       $870,053       $856,064        $833,184
                                                                                       ========       ========        ========

Total liabilities, including bank borrowings ...................................       $627,509       $601,909        $516,627
                                                                                       ========       ========        ========

(a) At December 31, 1999 and 1998, the Company had a note receivable from Bay Heart Limited in the amount of $.4 million and recorded interest income in the amount of $20 and $44, respectively, for the above years.

(b) At December 31, 1998 and 1997, the Company had a note receivable from CWI in the amount of $.1 million and $.3 million and recorded interest income in the amount of $31 and $49, respectively, for the above years. This note receivable matured on March 3, 1999.

(c) At December 31, 1998, the Company recorded a loss from impairment of its investment in Ortek Limited ("Ortek") in the amount of $.3 million ($.2 million net of taxes). The Company no longer accounted for Ortek under the equity method of accounting. In November 1999, the Company sold its equity interest in Ortek and recorded a net of tax gain of approximately $.3 million.

(d) At December 31, 1999 and 1998, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $2.4 million and $2.5 million, respectively.

       The carrying value of the Company's investments in shares of its publicly traded affiliates at December 31, 1999, amounted to $28.4 million and had a market value of $47.1 million, based upon quoted market prices of shares traded on the American Stock Exchange, NASDAQ National Market and the Tel Aviv Stock Exchange. There is no assurance that any of these investments could be realized at the quoted market price.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

Note 14 - Segment Information

       SFAS 131 "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

YEAR ENDED DECEMBER 31,                     1999            1998           1997
-----------------------------------------------------------------------------------
Revenues:
---------
Finance .........................       $  45,501        $   7,308        $  15,896
Real estate rental ..............           6,902            7,375            8,080
Leisure-time ....................           1,674            1,652            1,667
Intercompany adjustments ........            (467)            (503)          (1,204)
                                        ---------        ---------        ---------
     Total ......................       $  53,610        $  15,832        $  24,439
                                        =========        =========        =========

Equity in Earnings of Affiliates:
---------------------------------
Finance(b) ......................       $   5,595        $     186        $  15,228
Real estate rental(b) ...........           5,277              510             (882)
Leisure-time(a) .................             782              775              472
                                        ---------        ---------        ---------
     Total ......................       $  11,654        $   1,471        $  14,818
                                        =========        =========        =========

Interest Income:
----------------
Finance .........................       $   2,503        $   5,768        $  10,183
Real estate rental ..............               -               61              908
Leisure-time ....................               -                -                -
Intercompany adjustments ........            (467)            (503)          (1,360)
                                        ---------        ---------        ---------
     Total ......................       $   2,036        $   5,326        $   9,731
                                        =========        =========        =========

Interest Expense:
-----------------
Finance .........................       $   8,947        $  10,500        $   7,314
Real estate rental ..............           1,374            1,483            2,375
Leisure-time ....................             149              523              481
Intercompany adjustments ........            (467)            (503)          (1,360)
                                        ---------        ---------        ---------
     Total ......................       $  10,003        $  12,003        $   8,810
                                        =========        =========        =========

Pretax Operating Income (Loss):
-------------------------------
Finance .........................       $  26,873        $  (9,991)       $  (1,198)
Real estate rental ..............           2,000            2,341            2,433
Leisure-time ....................             111             (354)            (400)
                                        ---------        ---------        ---------
     Total ......................       $  28,984        $  (8,004)       $     835
                                        =========        =========        =========

Income Tax Expense (Benefit):
-----------------------------
Finance .........................       $  15,583        $  (2,904)       $   5,542
Real estate rental ..............              88             (319)            (229)
Leisure-time ....................            (109)            (298)              (2)
                                        ---------        ---------        ---------
     Total ......................       $  15,562        $  (3,521)       $   5,311
                                        =========        =========        =========
Total Assets:
-------------
Finance .........................       $ 323,047        $ 288,016        $ 223,244
Real estate rental ..............          81,268           35,013           48,869
Leisure-time ....................           2,865            2,614            2,831
Intercompany adjustments ........         (10,400)          (1,523)         (21,630)
                                        ---------        ---------        ---------
     Total ......................       $ 396,780        $ 324,120        $ 253,314
                                        =========        =========        =========

Investments in Affiliates:
--------------------------
Finance .........................       $       -         $      -         $      -
Real estate rental(b) ...........          32,179           15,697           13,724
Leisure-time(a) .................          11,017           33,943           34,638
                                        ---------        ---------        ---------
     Total ......................       $  43,196        $  49,640        $  48,362
                                        =========        =========        =========

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)


Capital Expenditures:
---------------------
Finance .........................       $     819        $      19        $     211
Real estate rental ..............           1,014            2,895            1,034
Leisure-time ....................             111               38               98
                                        ---------        ---------        ---------
     Total ......................       $   1,944        $   2,952        $   1,343
                                        =========        =========        =========

Depreciation and Amortization:
------------------------------
Finance .........................       $   1,434        $   1,346        $   1,675
Real estate rental ..............             818              848              756
Leisure-time ....................             107              215              262
                                        ---------        ---------        ---------
     Total ......................       $   2,359        $   2,409        $   2,693
                                        =========        =========        =========

       Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests. Total assets exclude assets from discontinued operations.

       (a) Operations in Australia, Bahamas (1997 only), Israel, U.S. Virgin Islands (1997 only) and the United States (see Note 13).

       (b) Operations in Israel.

       The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel-see Note 4 (e)), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the Company's 51%-owned subsidiary located in Israel).

Note 15 - Disclosures about Fair Value of Financial Instruments

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

(d)    Commitments

       Due to the relatively short term of commitments discussed in Note 16, their contract value is considered to be their fair value.

(e)    Deposits, Notes and Loans Payable and Debentures

       The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

                                          1999                         1998
                                -----------------------       -----------------------
                                 Carrying         Fair        Carrying         Fair
                                  Amount         Value         Amount         Value
                                --------       --------       --------       --------
Financial assets:

Cash and cash equivalents ....  $  7,409       $  7,409       $ 12,047       $ 12,047
Deposits, notes and loans
 receivable ..................    22,336         20,682         27,572         26,091
Investments ..................    59,493         59,493         29,553         29,553
                                --------       --------       --------       --------
                                $ 89,238       $ 87,584       $ 69,172       $ 67,691
                                ========       ========       ========       ========

Financial liabilities:

Notes and loans payable .....   $145,860       $151,150       $ 96,208       $100,156
Debentures outstanding ......     28,659         29,144         32,817         33,556
                                --------       --------       --------       --------
                                $174,519       $180,294       $129,025       $133,712
                                ========       ========       ========       ========

Note 16- Commitments and Contingencies

(a) The combined minimum annual lease payments on Ampal's corporate offices and Country Club Kfar Saba, without giving effect to future escalations, are $.4 million in each of the years 2000-2004, and $7.0 million in the aggregate, thereafter, totaling $9.0 million. The leases expire in 2009 and 2037, respectively.

(b) For the years 2000 through 2004, the combined minimum lease receipts to be received by the Company from rental properties are approximately $4.2 million in each of the years from 2000 through 2003, and $4.3 million in 2004; and $21.1 million in the aggregate, thereafter, totaling $42.3 million (all from non-related parties).

(c) The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $11.3 million (includes $5.0 million of guarantees with respect to M.D.F.).

       The Company's commitments to its investees amounted to $8.3 million.

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

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

       There have been no changes in the status of legislative matters dealing with the shortening of the terms of exclusive agreements entered into between the oil marketing companies and filling station owners and operators since the Company's report in the annual December 31, 1998 financial statements, except for the fact that the fourteenth Knesset was dispersed and the fifteenth Knesset has been elected. The significance of this is that the rule of continuity, which began in thirteenth Knesset and came into effect during the term of the fourteenth Knesset, will not apply to the fifteenth Knesset and that to the best of the Company's knowledge, the matter is no longer on the Knesset's agenda.

       As part of the Ministry of National Infrastructure's policy to separate the holding of Emergency Inventories of crude oil and product inventories from the oil marketing companies' commercial inventories the Fuel Authority has ordered that Emergency Inventories of fuel products are to be stored in separate tanks at specifically designated locations. The ruling, which was to have taken effect on November 30, 1999, has been postponed, and it is expected to go into effect during the year 2000.

       The oil marketing companies, Sonol, Paz and Delek, have filed a claim in the district court against the Government of Israel, the Minister of Finance, and the Department of Customs and Value Added Tax, claiming the illegality of an excise tax order which among others, serves as the basis for excise tax charged the said companies' fuel sales. The claim for declarative relief also includes a request for a declaration entitling the oil marketing companies to seek a refund of illegally collected excise taxes. Subsequently, a class action was filed against the oil marketing companies in the amount of NIS. 1 billion (approximately $250 million) demanding the refund to consumers of illegally charged excise taxes based on the companies' claim mentioned above. Subsequent to the balance sheet date, on January 31, 2000, the class action was amended to include, inter alia, the State of Israel as a defendant.

       In accordance with a government decision, the excise tax rate applicable to gasoil used for transportation will be increased significantly. This increase will cause a large price differential between the price of gasoil used for transportation and that used for other purposes. As a result, it has been proposed, within the framework of a proposed law for Arrangements in the Government Economy (1999) to amend the excise tax law pertaining to fuel products in such a manner that will require the marking of gasoil not used for transportation to provide the Director of Customs with enforcement powers to inspect the purported uses of gasoil and to take punitive measures against the illegal use of gasoil for purposes other than stipulated by law. Concurrently with the government's above mentioned decision, Knesset member A. Poraz submitted a private bill intended to ensure that all fuel product excise taxes will be imposed at equal rates for all types of the same products, thus preventing the proposed tax differentials on gasoil. The proposed law has passed preliminary reading in the Knesset.

       If the proposed law is enacted as stated in the Law for Arrangements, and Knesset member Poraz's private bill is not enacted, it can be assumed that the enforcement means and punitive measures proposed will not suffice to prevent potential users from violating the law by using gasoil meant for industrial or heating purposes, for transportation purposes, thus making the Company's operations more difficult. Regardless, an increase in the rate of excise tax will cause a significant increase in the level of customer credit.

       During February 2000 a claim in the amount of NIS. 400,000 (approximately $.1 million) was filed against Sonol, together with Paz Oil Company Ltd. ("Paz") and "Delek" relating to the alleged collusion in the fixing of the price of gasoil to consumers. This claim, if recognized as a class action, is stated to amount to approximately NIS. 175 million (approximately $44 million) against all companies. Sonol denies the claim and, according to its legal counsel, chances are good that the claim will not be recognized as a class action.

       Three claims were lodged against Granite's affiliated company and its shareholders, which include Sonol. The total amount of the claims is approximately NIS.60 million ($15 million) relate to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff alleges) among the fuel companies. In the opinion of the legal counsels of Sonol and the affiliated company, the companies have a sound defense against the claims.

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

       At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeal issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeal in Jerusalem. It is expected that a final judgment will be rendered before the end of 2000.

(f) Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company. In the opinion of the companies' managements, based on the opinions of legal counsel, the provisions made are sufficient.

Note 17 - Restructuring Charge

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

Note 18 - Subsequent Events

On February 4, 2000, the Company, through Ophir, entered into an agreement with Terayon Communication Systems, Inc. ("Terayon"), a leading supplier of broadband network systems, to sell its holdings in Combox Ltd. ("Combox"). Under the terms of this agreement, Ophir will exchange its 19.7% interest in Combox for approximately 150,000 shares of Terayon, valued at approximately $17.7 million as of the market close on February 3, 2000. Ophir acquired Combox for approximately $2.3 million. The market price of Terayon's shares as of the market close on March 27, 2000 was $216 5/8 per share.

On February 8, 2000, the Company acquired a 4.9% interest in Arel Communications and Software Ltd., a leading provider of interactive distance learning systems, for $6 million.

On February 28, 2000, the Company made an additional $1.8 million investment in PowerDsine, a developer of telecommunications components for advanced telecom and data communication equipment, as part of a $22 million private placement. As a result of this transaction, the Company's equity interest was diluted to 10.8%.

On March 22, 2000, the Company and Ophir invested $2.75 million and $1 million, respectively, in Netformx, and converted debentures in the amount of $.6 million and $.2 million, respectively, as part of an approximately $19.7 million private placement ($15 million in new investments and $4.7 million by conversion of debentures). As a result of these transactions, the Company's net equity interest in Netformx decreased to 20.2%.

In addition to the aforementioned investments, the Company made the following investments during the first quarter of 2000: a $1 million investment to acquire a 2.9% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; a $.75 million investment to acquire a 20% interest in Xpert Ltd., a software and systems integrator specializing in systems security and a $.5 million investment to acquire a 13% interest in G.O.L. Geometry-On-Line Inc., a developer and marketer of 3D browser/publisher that enables fast progressive viewing, compression and streaming of 3D models.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

On March 23, 2000 the Company's investee, BreezeCOM Ltd. ("BreezeCOM"), a developer and manufacturer of wireless access products, completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million.

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------
(Unaudited)


                                                        First          Second          Third      Fourth
                                                        Quarter        Quarter       Quarter     Quarter       Total
                                                     --------------------------------------------------------------------------
                                                                  (Dollars in thousands, except per share data)

Year Ended December 31, 1999(1)
Revenues ........................................   $   13,854    $   30,988    $   13,518    $   11,253    $      69,613
Net interest expense ............................       (1,659)       (1,754)       (2,236)       (2,318)          (7,967)
Income from continuing operations ...............   $    5,977    $   15,037    $    5,312    $    3,861    $      30,187
(Loss) income from discontinued operations ......         (425)         (286)       (1,965)          520           (2,156)
                                                    ----------    ----------    ----------    ----------       ----------
Net income ......................................   $    5,552    $   14,751    $    3,347    $    4,381    $      28,031
                                                    ==========    ==========    ==========    ==========       ==========
Basic EPS:
  Earnings per Class A share:
  Earnings from continuing operations(3) ........   $      .25    $      .62    $      .29    $      .21    $        1.42
  (Loss) income from discontinued operations ....         (.02)         (.01)         (.11)          .03             (.10)
                                                    ----------    ----------    ----------    ----------       ----------
  Earnings per Class A share ....................   $      .23    $      .61    $      .18    $      .24    $        1.32
                                                    ==========    ==========    ==========    ==========       ==========
Diluted EPS:
  Earnings per Class A share:
  Earnings from continuing operations ...........   $      .22    $      .54    $      .25    $      .18    $        1.24
  (Loss) income from discontinued  operations ...         (.02)         (.01)         (.09)          .02             (.09)
                                                    ----------    ----------    ----------    ----------       ----------
  Earnings per Class A share ....................   $      .20    $      .53    $      .16    $      .20    $        1.15
                                                    ==========    ==========    ==========    ==========       ==========


Year Ended December 31, 1998(2)
Revenues ........................................   $    7,916    $    5,809    $    3,163    $    6,272    $      23,160
Net interest expense ............................       (1,180)       (1,358)       (1,615)       (2,524)          (6,677)
Income (loss) from continuing operations ........   $    2,122    $     (120)   $   (1,505)   $    3,393    $       3,890
(Loss) from discontinued operations .............         (116)         (799)         (397)         (403)          (1,715)
                                                    ----------    ----------    ----------    ----------       ----------
Net income (loss) ...............................   $    2,006    $     (919)   $   (1,902)   $    2,990    $       2,175
                                                    ==========    ==========    ==========    ==========       ==========
Basic EPS:
  Earnings (loss) per Class A share:
  Earnings (loss) from continuing operations(3) .   $      .08    $        -    $     (.06)   $      .13(3) $         .15
  (Loss) from discontinued operations ...........            -          (.03)         (.02)         (.02)            (.07)
                                                    ----------    ----------    ----------    ----------       ----------
  Earnings (loss) per Class A share .............   $      .08    $     (.03)   $     (.08)   $      .11    $         .08
                                                    ==========    ==========    ==========    ==========       ==========
Diluted EPS:
  Earnings (loss) per Class A share:
  Earnings (loss) from continuing operations ....   $      .07    $        -    $     (.06)   $      .12    $         .13
  (Loss) from discontinued operations ...........            -          (.03)         (.02)         (.01)            (.06)
                                                    ----------    ----------    ----------    ----------       ----------
  Earnings (loss) per Class A share .............   $      .07    $     (.03)   $     (.08)   $      .11    $         .07
                                                    ==========    ==========    ==========    ==========       ==========


(1) The first and second quarters have been restated to reflect the results of Paradise Industries Ltd. as a discontinued operation.
(2) Each quarter has been restated to reflect the results of Paradise Industries Ltd. as a discontinued operation.
(3) After deduction of preferred stock dividends of $284 and $335, respectively.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The following table sets forth certain information regarding Ampal's directors and executive officers:


NAME                                                               POSITION
----                                                               --------
Daniel Steinmetz(1)..............................................  Chairman of the Board of Directors and Director
Raz Steinmetz(1).................................................  President and Chief Executive Officer and Director
Shlomo Meichor...................................................  Vice President-Finance and Treasurer
Alla Kanter......................................................  Vice President-Accounting and Controller
Eli S. Goldberg..................................................  Vice President-Legal and Secretary
Michael Arnon(2)(3)(4)...........................................  Director
Benzion Benbassat................................................  Director
Yaacov Elinav(2).................................................  Director
Kenneth L. Henderson(3)..........................................  Director
Hillel Peled(1)(2)(3)(4).........................................  Director
Avi A. Vigder....................................................  Director
Eliyahu Wagner(4)................................................  Director

 -----------

         The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1) Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board. Mr. D. Steinmetz is the Chairman of the Executive Committee.

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

(4) Member of the Stock Option Committee of the Board which administers Ampal's 1998 Stock Option Plan and other grants of options. For a description of Ampal's 1998 Stock Option Plan, see "Executive Compensation - Stock Option Plan." Mr. Wagner is the Chairman of the Stock Option Committee.

         In 1999, the Board of Directors met five times and acted by written consent one time; the Executive Committee met three times and acted by written consent three times; the Audit Committee met one time and did not act by written consent; the Related Party Transactions Committee met two times and did not act by written consent; and the Stock Option Committee did not meet and did not act by written consent. Ampal does not have a nominating committee or compensation committee. All directors attended more than 75% of the aggregate of (1) the total number of Board of Directors meetings held during the period in 1999 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 1999 (during the period of such service).

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

         RAZ STEINMETZ, 36, has managed various investments for his family, including real estate, financial investments and others, since September 1994. From September 1993 through September 1994, he worked as a trainee at Republic National Bank of New York. From September 1991 through July 1993, he attended the University of Pennsylvania, Wharton Business School, where he received a Masters Degree in Business Administration. He served as a director of Ampal and has been the Chairman of the Executive Committee since December 1996. On June 29, 1999, Mr. Steinmetz was elected Chief Executive Officer and President. Mr. Steinmetz is the son of Daniel Steinmetz.

         SHLOMO MEICHOR, 42, assumed the duties of Vice President-Finance and Treasurer of Ampal on April 1, 1998. For more than five years prior to April 1, 1998, Mr. Meichor was the Finance and Operations Manager of Digital Semi-Conductors Israel, a semi-conductor subsidiary of Digital Equipment Corporation.

         ALLA KANTER, 42, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

         ELI S. GOLDBERG, 45, has been Vice President-Legal and Secretary of Ampal since November 1998. From September 1996 until November 1998, he was an associate at Lowenstein, Sandler P.C. From November 1990 until July 1996, he was employed as Special Assistant to the General Counsel of the Market Transition Facility of New Jersey.

         MICHAEL ARNON, 75, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

         BENZION BENBASSAT, 62, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company, controlled by Daniel Steinmetz and Raz Steinmetz, directors of Ampal and the controlling persons of Ampal's shareholder, for more than the past five years.

         YAACOV ELINAV, 55, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in 1992.

         KENNETH L. HENDERSON, 45, is an attorney and has been a partner at Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson") since 1987. Robinson provided legal services to Ampal during 1999.

         HILLEL PELED, 52, has been President of Inveco International, Inc., a private investment company, since January 1990. From January 1982 to June 1986, he served as Vice President-Finance and Treasurer of Ampal. He became a director of Ampal in June 1996.

         ELIYAHU WAGNER, 59, has been a private real estate developer for more than the past five years. He became a director of Ampal in 1999.

         AVI A. VIGDER, 39, has been a Senior Vice President and Chief Financial Officer of R. Steinmetz (U.S.) Ltd. since November 1998. From June 1997 until October 1998, he was head of Investment Banking at Israel Discount Bank. From January 1994 until December 1996, he was Managing Director of Foreign Trusts Ltd. He became a director of Ampal in 1999.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Ampal believes that during 1999 Ampal's officers, directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 1999, 1998, and 1997.


                                                               ANNUAL COMPENSATION
                                                               -------------------
                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                       AWARDS
                                                                                                     NUMBER OF
                                                                                  OTHER              SECURITIES            ALL
   NAME AND PRINCIPAL                                                             ANNUAL             UNDERLYING           OTHER
        POSITION                         YEAR          SALARY      BONUS       COMPENSATION         OPTIONS (15)       COMPENSATION
        --------                         ----          ------      -----       ------------        -------------       ------------

Raz Steinmetz(1)                         1999          176,123                   10,097(2)              30,000           41,085(b)
 (Chief Executive Officer                1998          144,002                    7,417(2)                               33,559(6)
  and President)                         1997          100,342                    5,599(2)                               21,219(7)

                                         1999         $249,055                  $ 7,780(2)                   0         $ 61,726(a)
Yehoshua Gleitman(5)                     1998          247,060                   23,118(2)                               65,552(3)
 (Chief Executive Officer)               1997          179,756                   23,843(2)                               37,444(4)

Shlomo Meichor(8)                        1999          180,317                    7,701(2)              24,000           37,609(c)
 (Vice President-Finance                 1998          122,795                    9,735(2)                               31,869(9)
  and Treasurer)

Alla Kanter(10)                          1999          116,300     9,700                                15,000           15,598(f)
 (Vice President-                        1998          107,310     9,000                                                 14,362(11)
  Accounting and                         1997           82,525                                                            9,229(12)
  Controller)

Shlomo Shalev(13)
 (Vice President-Business                1999          167,887                    5,973(2)              20,000           34,212(e)
  Development)

Nitzan Yanovski(14)                      1999          153,295                    6,886(2)              20,000           36,467(d)
 (Vice President-Business
  Development)

 -----------

(1) Mr. Steinmetz has been employed by Ampal since January 1, 1997 and was appointed C.E.O. and President effective July 1, 1999. Pursuant to an employment agreement dated January 1, 1997, Mr. Steinmetz is entitled to receive a base salary of $175,000 (payable in Shekels) per annum (plus benefits), the total for 1999 was $227,305. His agreement can be terminated by either party upon thirty days notice.

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

(5) Dr. Gleitman was Chief Executive Officer of Ampal from May 28, 1997 until his resignation on July 1, 1999.

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

(10) Ms. Kanter has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

(11) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $10,873; and (ii) Ampal's Savings Plan of $3,489.

(12) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $6,753; and (ii) Ampal's Savings Plan of $2,476.

(13) Mr. Shlomo Shalev has been employed by Ampal since August 1997. From July 1994 until July 1997, Mr. Shalev served as the Commercial Attachee of the Government of Israel for the West Coast region of the United States. Mr. Shalev was appointed Vice President-Business Development of Ampal effective July 1, 1999.

(14) Mr. Nitzan Yanovski has been employed by Ampal since January 1991. Mr. Yanovski was appointed Vice President-Business Development of Ampal effective July 1, 1999.

(15) Represents the number of shares of Class A Stock underlying options granted to the named executive officers.

(a) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $39,422; (ii) Ampal (Israel)'s education fund of $14,504 and (iii) use of a car of $7,800.

(b) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $27,877; and (ii) Ampal (Israel)'s education fund of $13,208.

(c) Comprised of Ampal (Israel)'s Pension Plan of $22,833; (ii) Ampal (Israel)'s education fund of $10,818; and (iii) use of a car of $3,958.

(d) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $20,550; (ii) Ampal (Israel)'s education fund of $9,966; and (iii) use of a car of $5,951.

(e) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $19,176; (ii) Ampal (Israel)'s education fund of $9,085; and (iii) use of a car of $5,951.

(f) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $11,827;

         and (ii) Ampal's Savings Plan of $3,771.

                          FISCAL YEAR-END OPTION VALUES

                                            NUMBER OF SECURITIES UNDERLYING
                                             UNEXERCISED OPTIONS AT FISCAL
                                                       YEAR-END(1)
NAME                                       EXERCISABLE             UNEXERCISABLE
----                                       ---------------         -------------
Yehoshua Gleitman.................                 562,500                     0
Raz Steinmetz.....................                  15,000                15,000
Shlomo Meichor....................                  12,000                12,000
Alla Kanter.......................                   7,500                 7,500
Shlomo Shalev.....................                  10,000                10,000
Nitzan Yanovski...................                  10,000                10,000

 -----------

(1) This table represents the total number of shares of Class A Stock subject to stock options held by each of the named executive officers at December 31, 1999.

                          OPTION GRANTS IN FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our named executive officers during fiscal year 1999:





                                                     ANNUAL COMPENSATION
                                                     -------------------

------------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable Value
                     Number of   % of Total                                                 at Assumed Annual Rates of
                    Securities     Options                    Market                          Stock Price Appreciation
                    Underlying    Granted to     Exercise    Price on                              For Option Term
                      Option     Employees in    Price Per    Date of      Expiration     ------------------------------
     Name            Granted     Fiscal Year      Share        Grant          Date        0%          5%             10%
     ----            -------     -----------      -----        -----          ----        --          --             ---
------------------------------------------------------------------------------------------------------------------------
Raz Steinmetz         30,000       19.6%          $8.00        $8.00        12-14-04      0      $66,308        $146,522
------------------------------------------------------------------------------------------------------------------------
Shlomo Meichor        24,000       15.7%          $8.00        $8.00        12-14-04      0      $53,046        $117,218
------------------------------------------------------------------------------------------------------------------------
Alla Kanter           15,000        9.8%          $8.00        $8.00        12-14-04      0      $30,154        $73,261
------------------------------------------------------------------------------------------------------------------------
Shlomo Shalev         20,000       13.1%          $8.00        $8.00        12-14-04      0      $44,205        $97,682
------------------------------------------------------------------------------------------------------------------------
Nitzan Yanovski       20,000       13.1%          $8.00        $8.00        12-14-04      0      $44,205        $97,682
------------------------------------------------------------------------------------------------------------------------


                                          Value of Unexercised In-the-Money
                                             Options at Fiscal Year-End
                                          Exercisable     Unexercisable
                                          -----------     -------------

         -------------------------------------------------------------------
          Yehoshua Gleitman                  $492,188               $0
         -------------------------------------------------------------------
          Raz Steinmetz                       $18,750          $18,750
         -------------------------------------------------------------------
          Shlomo Meichor                      $15,000          $15,000
         -------------------------------------------------------------------
          Alla Kanter                          $9,375           $9,375
         -------------------------------------------------------------------
          Shlomo Shalev                       $12,500          $12,500
         -------------------------------------------------------------------
          Nitzan Yanovski                     $12,500          $12,500
         -------------------------------------------------------------------

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

         Employees become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

                                                              VESTED
YEARS OF SERVICE                                           PERCENTAGE
----------------                                           ----------
less than 2 years....................................           0%
2 but less than 3 years..............................          20%
3 but less than 4 years..............................          40%
4 but less than 5 years..............................          60%
5 but less than 6 years..............................          80%
6 or more years......................................         100%

         Benefits under the Pension Plan are paid in a lump sum, in an annuity form or in installments.

         Ampal maintains a savings plan (the "Savings Plan") for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k)"savings account in 1999 was limited under the Code to $10,500. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation. Employees who were eligible to participate in the Savings Plan as of December 31, 1995 are 100% vested at all times in the account balances maintained in their 401(k) savings account. Employees who became eligible to participate in the Savings Plan on or after January 1, 1996 become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

                                                           VESTED
YEARS OF SERVICE                                        PERCENTAGE
----------------                                        ----------
less than 2 years.................................           0%
2 but less than 3 years...........................          20%
3 but less than 4 years...........................          40%
4 but less than 5 years...........................          60%
5 but less than 6 years...........................          80%
6 or more years...................................         100%

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

STOCK OPTION PLAN

         In March 1998, the Board approved a Long-term Incentive Plan (the "1998 Plan") permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of

Class A Stock. The options granted may be either incentive stock options, at an exercise price to be determined by the Committee but not less than 100% of the fair market value of the underlying shares on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, "restricted stock", "dividend equivalent awards", which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and "stock appreciation rights," which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The 1998 Plan remains in effect for a period of ten years.

         Also in March 1998, the Company entered into a Stock Option and Stock Purchase Agreement ("the Agreement") with Dr. Gleitman, the Company's then CEO. Pursuant to the Agreement, the CEO was granted options to purchase up to 1,000,000 shares of the Company's Class A Stock. The Company also granted, based on certain terms and conditions, the rights to purchase ("Share Purchase Rights"), at a discount, up to 200,000 shares of the Company's Class A Stock. On June 29, 1999, Dr. Gleitman announced his resignation, effective July 1, 1999. The Agreement that the Company entered into with Dr. Gleitman in 1998 was terminated on the date of his resignation. Upon Dr. Gleitman's resignation, 437,500 stock options and 100,000 stock rights have been forfeited.

         On February 15, 2000, the Stock Option Plan Committee approved a new incentive plan, the 2000 Incentive Plan (the "2000 Plan") under which, subject to the approval of a majority of the Company's shareholders, the Company will reserve up to 4 million shares of Class A Stock for grants to present and future employees. The 2000 Plan will be presented to the Board of Directors at the Meeting to be held March 27, 2000 and will be presented for a vote of the Company's shareholders at the June 2000 annual meeting of shareholders.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, members of the Executive Committee of the Board of Directors which functions as the compensation committee of Ampal included: Mr. Daniel Steinmetz (Chairman) and Chairman of the Board of Directors of the Company; Mr. Hillel Peled, President of Inveco International Inc.; and Mr. Raz Steinmetz, Chief Executive Officer and President of the Company.

         Executive Compensation

         The information required by this section is incorporated by reference from the information captioned "Executive Compensation" to be included in the proxy statement to be filed in connection with the annual meeting of stockholders, to be held on June 29, 2000 (the "Proxy Statement").

         For a description of business transactions between Ampal and the Steinmetz group, see "Certain Relationships and Related Party Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

                         PRINCIPAL SHAREHOLDERS OF AMPAL

         The following table sets forth information as of March 22, 2000 as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6 1/2% Cumulative Convertible Preferred Stock (the "6 1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 22, 2000, there were outstanding 18,642,447(not including treasury shares) shares of Class A Stock of Ampal. In addition, there were outstanding 656,776 non-voting shares of 6 1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 159,307 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                                             PERCENT
                                                                                NUMBER OF SHARES          OF OUTSTANDING
NAME AND ADDRESS                                                                   AND NATURE               SHARES OF
OF BENEFICIAL OWNER                                     TITLE OF CLASS       OF BENEFICIAL OWNERSHIP      CLASS A STOCK
-------------------                                     --------------       -----------------------      --------------
Daniel Steinmetz........................................ Class A Stock         11,115,112 shs. (1)             60%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

                                                                                                             PERCENT
                                                                               NUMBER OF SHARES          OF OUTSTANDING
NAME AND ADDRESS                                                                  AND NATURE               SHARES OF
OF BENEFICIAL OWNER                                    TITLE OF CLASS        OF BENEFICIAL OWNERSHIP     CLASS A STOCK
-------------------                                    --------------        -----------------------     --------------
Raz Steinmetz.......................................... Class A Stock          11,115,112 shs. (1)             60%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Rebar Financial Corp................................... Class A Stock          11,115,112 shs. (1)             60%
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

 -----------

(1) Consists of 11,115,112 shares of Class A Stock held directly by Rebar, as reported by Mr. Daniel Steinmetz, Mr. Raz Steinmetz and Rebar on Amendment 11 to Form 13D, dated September 12, 1999, filed with the SEC. Mr. Raz Steinmetz is the President of Rebar and Mr. Daniel Steinmetz is the Vice President. They are the sole directors of Rebar and beneficially own, directly and indirectly, 96% and 4% of the outstanding equity of Rebar, respectively. Certain of the shares of Class A Stock held by Rebar have been pledged to The First International Bank of Israel Ltd.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of March 22, 2000 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownerships are direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

                                                                         NUMBER OF SHARES AND NATURE OF     PERCENT OF OUTSTANDING
                                                                              BENEFICIAL OWNERSHIP                SHARES OF
NAME                                                                             OF CLASS A STOCK               CLASS A STOCK
----                                                                     ------------------------------     ----------------------
Yehoshua Gleitman....................................................                      100,000                          *
Daniel Steinmetz.....................................................                   11,115,112(3)                      60%
Raz Steinmetz........................................................                   11,115,112(3)                      60%
Benzion Benbassat....................................................                        1,000                          *
All Directors and Executive Officers as a Group......................                   11,216,112                         60%

 -----------

         *  Represents less than 1% of the class of securities.

(3) Attributable to 11,115,112 shares of Class A Stock held directly by Rebar. See "Security Ownership of Certain Beneficial Owners.".

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

         For the period from January 1, 1999 to July 5, 1999, Hapoalim was the beneficial owner of more than five percent of Ampal's voting securities. On July 6, 1999, the Company acquired all of Hapoalim's holdings in Ampal (see Note 3). Commencing with the third quarter of 1999, transactions with Hapoalim and its related party which were reflected as related parties transactions in the Company's consolidated financial statements through June 30, 1999 are no longer reflected as transactions with a related party. Ampal borrows and receives deposits from Hapoalim and its subsidiaries. During the period ended June 30, 1999, the largest amount of such indebtedness outstanding at any one time was $63,563,000 and interest expense thereon was $2,307,000. Additionally, Ampal makes loans to and maintains deposits with Hapoalim and its subsidiaries. The largest amount of such loans and deposits at any one time during the period ended June 30, 1999 was $36,234,000 and interest income thereon was $578,000. Such loans and borrowings were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and, in the opinion of the management of Ampal, do not involve more than normal risk of collectibility or present other unfavorable features.

         In connection with the Company's investment in MIRS, the Company borrowed $35 million from Hapoalim. The loan (the "Short-Term Loan") had a term of 90 days and bore interest at a rate of LIBOR plus .5%. On May 4, 1998, the Company received a long-term loan from Hapoalim in the amount of $36.4 million. The loan is due on March 31, 2008 and bears interest at a rate of LIBOR plus
 .8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. The proceeds from the long-term loan were used to repay the Short-Term Loan.

         In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), (ii) Hapoalim, (iii) an entity owned by Dr. Yehoshua Gleitman, Ampal's then Chief Executive Officer and
(iv) an unrelated third party. The related parties purchased their limited partnership interests on the same terms as an unrelated third party which were determined through arm's length negotiations between the Company and the unrelated third party. A portion of Dr. Gleitman's entity's purchase price was obtained through two loans aggregating $250,000 from the Company. One loan, in the amount of $150,000, has a term of 10 years, an interest rate of LIBOR plus
 .8% and is without recourse to Dr. Gleitman. The second loan, in the amount of $100,000, has a term of 10 years, an interest rate of LIBOR plus .5% and is with recourse to Dr. Gleitman. Both loans are secured by Dr. Gleitman's interest in the Partnership.

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

         Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent which commenced in September 1994, is $169,000, subject to escalation. In 1999, Ampal's total payments to Hapoalim in connection with this lease totalled $183,000.

         The Company leases office space in various locations in Israel to Hapoalim and received rental payments of $1,755,000 in 1999.

         As of December 31, 1999 the Company leases only one bank branch, located in Bnei Brak, to Hapoalim for an annual rent of $346,000.

         Once in 1999, and on three separate occasions during the first quarter of 2000, an entity controlled by Raz Steinmetz, Chief Executive Officer, President and a director of Ampal and a controlling person of the largest shareholder of Ampal, and Ampal made concurrent investments in certain companies on the same terms and conditions. In each of such cases, the Steinmetz-controlled entity introduced Ampal to the investment opportunity. In March 1999, Ampal and Cavallo Capital Corporation, an entity controlled by Raz Steinmetz, each loaned $3 million to WorldGate Communications, Inc. and received warrants in connection with the loan. In March 2000, Ampal and Cavallo Capital Corporation, an entity controlled by Raz Steinmetz, invested $2 million and $4 million respectively, in Sonic Foundry, Inc. In March, 2000, Ampal and Cavallo Capital Corporation, an entity controlled by Raz Steinmetz, invested $1 million and $3 million, respectively, in APA Optics, Inc. In March, 2000, Ampal and Cavallo Capital Corporation, an entity controlled by Raz Steinmetz, each invested $1 million in Seranova, Inc., a subsidiary of Intelligroup, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                                                                                          PAGE
                                                                                                                       REFERENCE*
                                                                                                                       ----------
  (1) Financial Statements and Supplementary Data

          Ampal-American Israel Corporation and Subsidiaries

                    Report of Independent Public Accountants......................................................     37
                    Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997........     38
                    Consolidated Balance Sheets as at December 31, 1999 and 1998..................................     39
                    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997....     41
                    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
                       1999, 1998 and 1997........................................................................     43
                    Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and
                       1997.......................................................................................     45
                    Notes to Consolidated Financial Statements....................................................     46

  Supplementary Data:

                    Selected quarterly financial data for the years ended December 31, 1999 and 1998..............     65

  (2) Financial Statement Schedules

                       Schedules which have been omitted are not applicable or the required information is shown in the financial statements or notes thereto.

  (i)      Schedule of Representative Rates of Exchange between the U.S. dollar and New Israeli Shekel for three years ended December 31, 1999

  (ii)     Consolidated financial statements filed pursuant to Rule 3-09 of
              Regulation S-X

     Ophir Holdings Ltd.
         Report of Certified Public Accountants...................................................................     35
         Consolidated Balance Sheets as at December 31, 1999 and 1998.............................................     87
         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997...................     89
         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and
            1997..................................................................................................     90
         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...............     91
         Notes to Consolidated Financial Statements...............................................................     93

  (iii)    Reports of Other Certified Public Accountants filed pursuant to Rule
           2-05 of Regulation S-X:

           AM-HAL Ltd.............................................................................................    138
           Ampal Industries (Israel) Ltd..........................................................................    139

           Bay Heart Ltd. .....................................................    140
           Carmel Container Systems Ltd. ......................................    141
           Coral World International Limited...................................    142
           Country Club Kfar Saba Limited......................................    143
           Epsilon Investment House Ltd........................................    145
           Granite Hacarmel Investments Limited................................    146
           Hod Hasharon Sport Centre Ltd.......................................    148
           Hod Hasharon Sport Center (1992) Limited Partnership................    150
           Mivnat Holdings Ltd.................................................    152
           Moriah Hotels Ltd. .................................................    153
           Paradise Industries Ltd. (U.S. Dollars).............................    154
           Renaissance Investment Co. Ltd......................................    155
           Shmey-Bar Real Estate 1993 Ltd......................................    156
           Shmey-Bar (T.H.) 1993 Ltd...........................................    157
           Trinet Investment in High-Tech Ltd..................................    158
           Trinet Venture Capital Ltd. ........................................    160

(3) List of Exhibits

Exhibit  2 -  Plan of Acquisition, Reorganization, Arrangement, Liquidation or
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

         2b. -- Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd.,
                  (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit2 a to a Current Report on Form 8-K, dated February 5, 1998 and incorporated herein by reference. File No. 0-538.)

Exhibit  3 -  Articles of Incorporation and By-Laws

         3a. Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-5380).

         3b. By-Laws of Ampal-American Israel Corporation as amended, dated June, 1997. (Filed as Exhibit 3b to Form 10-Q, for the quarter ended September 30, 1998 and incorporated herein by reference. File No. 0-538).

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

         10c. Amendment, dated as of March 23, 1994, to Ampal-American Israel Corporation's 1993 Stock Option Plan. (Filed as Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference. File No. 0-538).

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

         10g. Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference. File No. 0-538).

         10h. Share Purchase Contract, dated October 11, 1996, between Ampal Industries, Inc. and Agrifarm International Ltd. (Translation). (Filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference. File No. 2-5061).

         10i. Exchange Agreement, dated as of December 11, 1996, between Ampal-American Israel Corporation and Bank Hapoalim B.M. (Filed as Exhibit 2 to Amendment No. 34 of Schedule 13D filed by Bank Hapoalim B.M. on December 20, 1996 and incorporated herein by reference).

         10j. Declaration Establishing a Plan for Condominium Ownership of Premises 800 Second Avenue, New York, New York, dated December 12, 1996. (Filed as Exhibit A to Exhibit 10m to Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference File No. 0-538)

         10k. Employment Agreement, dated May 28, 1997, among Ampal-American Israel Corporation, Ampal (Israel) Ltd. and Yehoshua Gleitman. (Filed as Exhibit 10a. to Report on Form 10-Q, for the quarter ended June 30, 1997. File No. 0-538).

         10l. Stock Option and Stock Purchase Agreement dated as of March 27, 1998, between Ampal-American Israel Corporation and Yehoshua Gleitman, as amended (Filed as Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference File No. 0-538).

         10m. Agreement dated September 9, 1997, between Ampal Industries (Israel) Limited and Raz Steinmetz. (Filed as Exhibit 10 to Report on Form 10-Q for the quarter ended September 30, 1997. File No. 0-538).

         10m. Agreement, dated as of March 1, 1997, among Emmes Asset Management Corp., Ampal-American Israel Corporation and Ampal Realty Corporation (Filed as Exhibit 10s to Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference File No. 0-538).

         10o. Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as
                  Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998. File No. 0-538).

         10p. Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B. M. (Filed as Exhibit
                  10.2 to Report on Form 10-Q for the quarter ended June 30, 1998. File No. 0-538).

         10q. Amendment No. 1, dated June 16, 1998, to a letter agreement, dated September 9, 1997, between Ampal Industries (Israel) Limited and Raz Steinmetz (Filed as Exhibit 10.3 to Report on Form 10-Q for the quarter ended June 30, 1998. File No. 0-
                  538).


Exhibit 11 - Statement re Computation of Earnings Per Share

Exhibit 12 - Statement re Computation of Ratios

Exhibit 21 - Subsidiaries of the Registrant

Exhibit 23 - Consents of Auditors:

        AM-HAL Ltd.............................................................23.1
        Ampal-American Israel Corporation......................................23.2
        Ampal Industries (Israel) Ltd..........................................23.3
        Bay Heart, Ltd.........................................................23.4
        Carmel Container Systems Ltd...........................................23.5
        Coral World International Ltd..........................................23.6
        Country Club Kfar Saba Limited.........................................23.7
        Epsilon Investment House Ltd...........................................23.8
        Granite Hacarmel Investments Limited...................................23.9
        Hod Hasharon Sport Center Ltd..........................................23.10
        Hod Hasharon Sport Center (1992) Ltd. Partnership......................23.11
        Mivnat Holdings Ltd....................................................23.12
        Sheraton Moriah (Israel) Ltd...........................................23.13
        Ophir Holdings Ltd.....................................................23.14
        Paradise Industries Ltd................................................23.15
        Renaissance Investment Co. Ltd.........................................23.16
        Shmey-Bar Real Estate 1993 Ltd.........................................23.17
        Shmey-Bar (T.H.) 1993 Ltd..............................................23.18
        Trinet Investment in High-Tech Ltd.....................................23.19
        Trinet Venture Capital Ltd.............................................23.20

Exhibit 24 - Powers of Attorney................................................24

         (b) No reports on Form 8-K were filed during the last quarter of 1999. A Current Report on Form 8-K was filed by the Registrant on April 27, 1999, which described an Item 2 event, the disposition by Ampal (Israel) Ltd., a wholly-owned subsidiary of the Registrant of its 46% equity interest in Moriah Hotels Ltd. A Current Report on Form 8-K was filed by the Registrant on July 19, 1999 which described an Item 2 event, a transaction, among Ampal and its subsidiaries and Bank Hapoalim B.M. ("BHP") and its two wholly-owned subsidiaries, wherein:

         (a) The Company acquired from BHP all of its holdings in Ampal - 5,874,281 shares of Class A Stock, 3,350 shares of 4% Preferred Stock and 122,536 shares of 6 1/2% Preferred Stock for $31.3 million.

         (b) The Company and its subsidiary sold to BHP's subsidiary seven real estate properties totaling 53,000 sq. ft., previously leased to and occupied by BHP, for $14.7 million.

         (c) Ampal's subsidiary renewed the lease agreement with BHP with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000.

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

         The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

                                                 1999          1998        1997
                                                 ----          ----        ----
              March 31.....................      4.034        3.597        3.361
              June 30......................      4.076        3.667        3.587
              September 30.................      4.276        3.845        3.497
              December 31..................      4.153        4.160        3.536

                       THIS PAGE INTENTIONALLY LEFT BLANK

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                               1999 ANNUAL REPORT



                                TABLE OF CONTENTS


REPORT OF INDEPENDENT AUDITORS
FINANCIAL STATEMENTS - OF THE COMPANY AND
    CONSOLIDATED - IN ADJUSTED NEW ISRAELI SHEKELS (NIS):
    Balance sheets
    Statements of income
    Statements of changes in shareholders' equity
    Statements of cash flows
    Notes to financial statements


                                 ---------------
                            -------------------------
                                 ---------------

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of
OPHIR HOLDINGS LTD.

We have audited the financial statements of Ophir Holdings Ltd. (the "Company") and the consolidated financial statements of the Company and its subsidiaries: balance sheets as of December 31, 1999 and 1998 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets constitute approximately 22% and 25% of total consolidated assets as of December 31, 1999 and 1998, respectively, and whose revenues constitute approximately 9%, 21% and 11% of total consolidated revenues and gains for the years ended December 31, 1999, 1998 and 1997, respectively. We did not audit the financial statements of certain associated companies, the Company's interest in which as reflected in the balance sheets as of December 31, 1999 and 1998 is adjusted NIS 180,904,000 and adjusted NIS 431,841,000, respectively, and the Company's share in excess of profits over losses of which is a net amount of adjusted NIS 4,169,000 in 1999, adjusted NIS 5,307,000 in 1998 and adjusted NIS 8,357,000 in
1997. The financial statements of those subsidiaries and associated companies were audited by other independent auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based solely on the reports of the other independent auditors.

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

In our opinion, based upon our audits and the reports of the other independent auditors, the aforementioned financial statements present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 1999 and 1998 and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in Israel. Also, in our opinion, the abovementioned financial statements have been prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1b, the aforementioned financial statements are presented in Israeli currency adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income and shareholders' equity to the extent summarized in note 18.

The special condensed consolidated financial statements which are presented in note 18 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standard No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.

Tel-Aviv, Israel                                Kesselman & Kesselman
    February 29, 2000                    Certified Public Accountants (Isr.)

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                                 BALANCE SHEETS
                         IN ADJUSTED NEW ISRAELI SHEKELS


                                                                     CONSOLIDATED               THE COMPANY
                                                                 ---------------------     ----------------------
                                                                     DECEMBER 31                DECEMBER 31
                                                                 ---------------------     ----------------------
                                                    NOTE           1999         1998         1999          1998
                                                  --------       --------     --------     --------      --------
                                                                      IN THOUSANDS               IN THOUSANDS
                                                                 ---------------------     ----------------------

                           A S S E T S               9c

CURRENT ASSETS:                                      13
    Cash and cash equivalents                                      4,532        25,840           328       21,392
    Short-term loans to shareholders                 12b          79,591                      79,591
    Short-term investments                           14a           3,866         1,878         3,866        1,878
    Accounts receivable                              14b          16,746         8,574         5,850        8,243
                                                                 -------       -------       -------      -------
           T o t a l  current assets                             104,735        36,292        89,635       31,513
                                                                 -------       -------       -------      -------
LAND - BUSINESS INVENTORY                         1e;9a(2)        12,313        12,313
                                                                 -------       -------
INVESTMENTS AND LONG-TERM                            13
    RECEIVABLES:
    Subsidiaries                                      2                                       69,970       64,363
    Associated companies                              3          185,130       377,140       147,204      338,708
    Other companies                                   4          244,374        57,166       244,374       57,166
    Long-term bank deposit, net of
       current maturities                            14c           5,861         9,549         5,861        9,549
                                                                 -------       -------       -------      -------
                                                                 435,365       443,855       467,409      469,786
                                                                 -------       -------       -------      -------
FIXED ASSETS, net of accumulated
    depreciation                                      5          101,325        97,908        56,484       50,941
                                                                 -------       -------       -------      -------
                                                                 653,738       590,368       613,528      552,240
                                                                 =======       =======       =======      =======



                                            ) P. BITTERMAN-COHEN,
     --------------------------------------
                                            )    DIRECTOR


                                            ) Y. KAPLAN,
     --------------------------------------
                                            )    MANAGING DIRECTOR



        Date of approval of the financial statements: February 29, 2000

                                                                          CONSOLIDATED                THE COMPANY
                                                                       --------------------      --------------------
                                                                           DECEMBER 31                DECEMBER 31
                                                                       --------------------      --------------------
                                                            NOTE        1999         1998          1999         1998
                                                           ------      -------      -------      -------      -------
                                                                           IN THOUSANDS               IN THOUSANDS
                                                                       --------------------      --------------------

             LIABILITIES AND SHAREHOLDERS' EQUITY             9c

CURRENT LIABILITIES:                                          13
    Bank credit                                              14d        14,800       24,771       12,060       22,816
    Accounts payable and accruals                            14e        31,331       15,874       30,474       18,657
    Dividend payable                                                                 20,268                    20,268
    Deferred income taxes                                    11b                      2,319                     2,319
                                                                       -------      -------      -------      -------
           T o t a l  current liabilities                               46,131       63,232       42,534       64,060
                                                                       -------      -------      -------      -------
LONG-TERM LIABILITIES:                                        13
    Bank loans (net of current
       maturities)                                            6         93,889      101,644       70,416       76,232
    Capital notes to associated
       company (the Company - and
       a subsidiary)                                          7        151,601      153,634      151,539      153,570
    Liability for employee rights upon
       retirement, net of amount
       funded                                                 8             45           10
    Payables in respect of acquisition
       of land - business inventory -
       related parties                                      9a(2)       11,418       11,925
    Deferred income taxes                                    11b         2,028        1,604          441           90
                                                                       -------      -------      -------      -------
           T o t a l  long-term liabilities                            258,981      268,817      222,396      229,892
                                                                       -------      -------      -------      -------
COMMITMENTS AND
    CONTINGENT LIABILITIES                                    9
                                                                       -------      -------      -------      -------
           T o t a l  liabilities                                      305,112      332,049      264,930      293,952
MINORITY INTEREST                                             2             28           31
SHAREHOLDERS' EQUITY                                          10       348,598      258,288      348,598      258,288
                                                                       -------      -------      -------      -------
                                                                       653,738      590,368      613,528      552,240
                                                                       =======      =======      =======      =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                              STATEMENTS OF INCOME
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                            CONSOLIDATED                   THE COMPANY
                                                                     ----------------------------   ---------------------------
                                                           NOTE       1999      1998       1997      1999      1998      1997
                                                          ------     -------   -------    -------   -------   -------   -------
                                                                            IN THOUSANDS                   IN THOUSANDS
                                                                     ----------------------------   ---------------------------

REVENUES AND GAINS:
    From lease of buildings                                 12a        9,192     6,388      6,099     3,374       317
    Share in profits of associated companies - net        3;15a(1)     2,421     6,493      9,475     2,421     5,122     7,637
    Shares in profits of subsidiaries - net                  2                                        6,171     4,223     6,035
    Gain on dilution of holding in associated
        companies resulting from sale and issuance
        of shares to a third party - net                     3         5,847    13,876    137,109     5,847    13,876   137,109
    Gain from sale of land - business inventory                                    354
    Gain from sale of investments in other companies         4       135,864    11,470              135,864    11,470
    Gain from sale of partnership in the United States                           5,059
    Gain from sale and increase in value of marketable
        securities - net                                                  80                7,174        80               7,174
    Gain from sale of buildings                                       11,500    15,086     10,294     1,896    15,086
    Dividend received from another company                               500       485        390       500       485       390
    Management fees from associated companies (the
       Company - and from a subsidiary)                     12a        1,412     1,216      1,400     1,412     1,207     1,301
                                                                     -------   -------    -------   -------   -------   -------
                                                                     166,816    60,427    171,941   157,565    51,786   159,646
                                                                     -------   -------    -------   -------   -------   -------
EXPENSES AND LOSSES:
    Depreciation of buildings for rent                                 2,247     1,234      1,035     1,231       197
    Operating cost of buildings for rent                                 677                            546
    Write-down of investments in other companies             4           348     4,054      6,309       348     4,054     6,309
    Loss from decrease in value of marketable
       securities - net                                                             62                             62
    General and administrative expenses                   12a;14h      5,985     5,348      4,935     2,397     1,478     2,047
    Capital loss from sale of fixed assets                                         254                            254
    Financial expenses - net                              12a;14i      1,841     1,879      6,145       952     1,039     3,706
                                                                     -------   -------    -------   -------   -------   -------
                                                                      11,098    12,831     18,424     5,474     7,084    12,062
                                                                     -------   -------    -------   -------   -------   -------
INCOME BEFORE TAXES ON INCOME                                        155,718    47,596    153,517   152,091    44,702   147,584
TAXES ON INCOME                                              11       64,908    14,420     34,133    61,278    11,557    28,200
                                                                     -------   -------    -------   -------   -------   -------
INCOME AFTER TAXES ON INCOME                                          90,810    33,176    119,384    90,813    33,145   119,384
MINORITY INTEREST IN LOSSES (PROFITS) OF A
    SUBSIDIARY                                                             3       (31)
                                                                     -------   -------    -------   -------   -------   -------
NET INCOME FOR THE YEAR                                               90,813    33,145    119,384    90,813    33,145   119,384
                                                                     =======   =======    =======   =======   =======   =======



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                               DIFFERENCES FROM
                                                                                                TRANSLATION OF
                                                                                               FOREIGN CURRENCY
                                                                                             FINANCIAL STATEMENTS
                                                                                             OF A SUBSIDIARY AND
                                                           SHARE     CAPITAL     RETAINED    ASSOCIATED COMPANIES
                                                          CAPITAL    SURPLUS     EARNINGS        (NOTE 1b(4))        TOTAL
                                                         ---------  ---------   ----------   --------------------   -------
                                                                                    IN THOUSANDS
                                                         ------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997                                  2,672      57,168     165,697           (8,381)          217,156
CHANGES DURING 1997:
    Net income                                                                    119,384                            119,384
    Company's share in erosion of capital notes
       issued by associated companies                                                (145)                              (145)
    Differences from translation of foreign currency
       financial statements of a subsidiary and
       associated companies                                                                          8,134             8,134
    Dividend                                                                      (99,493)                           (99,493)
                                                          -------     -------     -------          -------           -------
BALANCE AT DECEMBER 31, 1997                                2,672      57,168     185,443             (247)          245,036
CHANGES DURING 1998:
    Net income                                                                     33,145                             33,145
    Company's share in erosion of capital notes
       issued by associated companies                                                (128)                              (128)
    Differences from translation of foreign currency
       financial statements of a subsidiary and
       associated company                                                                              503               503
    Proposed dividend                                                             (20,268)                           (20,268)
                                                          -------     -------     -------          -------           -------
BALANCE AT DECEMBER 31, 1998                                2,672      57,168     198,192              256           258,288
CHANGES DURING 1999:
    Net income                                                                     90,813                             90,813
    Differences from translation of foreign currency
       financial statements of a subsidiary                                                           (408)             (408)
    Erosion in value of dividend proposed in 1998                                     (95)                               (95)
                                                          -------     -------     -------          -------           -------
BALANCE AT DECEMBER 31, 1999                                2,672      57,168     288,910             (152)          348,598
                                                          =======     =======     =======          =======           =======


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                 (Continued) - 1

                               OPHIR HOLDINGS LTD.
                             (An Israel Corporation)
                            STATEMENTS OF CASH FLOWS
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                CONSOLIDATED
                                                                                    -------------------------------------
                                                                                      1999          1998           1997
                                                                                    --------      --------       --------
                                                                                                IN THOUSANDS
                                                                                    -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the year                                                           90,813        33,145        119,384
    Adjustments required to reflect the cash flows from operating activities*       (130,748)      (32,187)      (147,192)
                                                                                    --------      --------       --------
    Net cash provided by (used in) operating activities                              (39,935)          958        (27,808)
                                                                                    --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of shares in associated companies                              21,546        17,724        176,036
    Proceeds from sale of investment in other companies                              165,973        23,560            624
    Proceeds from sale of partnership in the United States                                           5,060
    Proceeds from sale of land - business inventory                                                    370
    Short-term investments - net                                                                                   13,386
    Investment in associated companies (including capital notes)                     (17,096)     (264,684)        (6,317)
    Investment in other companies                                                    (23,814)      (26,554)        (2,340)
    Investment in fixed assets (mainly buildings)                                    (10,337)      (16,867)       (28,626)
    Long-term bank deposit                                                                                        (11,397)
    Short-term bank deposit                                                                          5,926         (5,926)
    Withdrawal of long-term bank deposit                                               1,780
    Decrease (increase) in land - business inventory                                                   134           (537)
    Proceeds from sale of fixed assets (mainly buildings)                              3,896        23,866         75,843
    Decrease (increase) in short-term loans granted to associated
      companies (the Company - and subsidiaries)                                      (6,795)         (656)        (2,861)
    Collection of capital notes from an associated company                                         110,621          8,791
    Reduction of share capital by another company                                        608           334
                                                                                    --------      --------       --------
    Net cash provided by (used in) investing activities                              135,761      (121,166)       216,676
                                                                                    --------      --------       --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Discharge of long-term bank loans                                                (23,832)      (19,383)       (19,021)
    Decrease in short-term loans from shareholders - net                                                          (41,096)
    Discharge of capital notes from shareholders                                                                    9,422
    Capital notes from associated companies (the Company - and a subsidiary)                       153,634
    Dividend paid                                                                    (20,363)      (27,519)       (71,971)
    Short-term loans to shareholders                                                 (78,981)
    Short-term bank credit - net                                                       6,106        (3,784)       (25,420)
                                                                                    --------      --------       --------
    Net cash provided by (used in) financing activities                             (117,070)      102,948       (148,086)
                                                                                    --------      --------       --------
 TRANSLATION DIFFERENCES ON CASH BALANCES OF
    CONSOLIDATED SUBSIDIARY OPERATING INDEPENDENTLY                                      (64)
                                                                                    --------      --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (21,308)      (17,260)        40,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        25,840        43,100          2,318
                                                                                    --------      --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               4,532        25,840         43,100
                                                                                    ========      ========       ========

                                                                                               THE COMPANY
                                                                                    ----------------------------------
                                                                                      1999         1998         1997
                                                                                    --------     --------     --------
                                                                                               IN THOUSANDS
                                                                                    ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the year
    Adjustments required to reflect the cash flows from operating activities*         90,813       33,145      119,384
                                                                                    (131,394)     (37,964)    (145,087)
    Net cash provided by (used in) operating activities                             --------     --------     --------
                                                                                     (40,581)      (4,819)     (25,703)
CASH FLOWS FROM INVESTING ACTIVITIES:                                               --------     --------     --------
    Proceeds from sale of shares in associated companies
    Proceeds from sale of investment in other companies                               21,546       17,724      176,036
    Proceeds from sale of partnership in the United States                           165,973       23,560          624
    Proceeds from sale of land - business inventory
    Short-term investments - net
    Investment in associated companies (including capital notes)                                                13,386
    Investment in other companies                                                    (17,096)    (264,684)      (6,317)
    Investment in fixed assets (mainly buildings)                                    (23,814)     (26,554)      (2,340)
    Long-term bank deposit                                                           (10,300)     (16,783)     (26,499)
    Short-term bank deposit                                                                                    (11,397)
    Withdrawal of long-term bank deposit                                                            5,926       (5,926)
    Decrease (increase) in land - business inventory                                   1,780
    Proceeds from sale of fixed assets (mainly buildings)
    Decrease (increase) in short-term loans granted to associated                      3,531       23,866       53,053
      companies (the Company - and subsidiaries)
    Collection of capital notes from an associated company                            (6,795)      32,216       18,409
    Reduction of share capital by another company                                                  82,976        3,539
                                                                                         608          334
    Net cash provided by (used in) investing activities                             --------     --------     --------
                                                                                     135,433     (121,419)     212,568
    CASH FLOWS FROM FINANCING ACTIVITIES:                                           --------     --------     --------
    Discharge of long-term bank loans
    Decrease in short-term loans from shareholders - net                             (21,896)     (17,429)     (17,732)
    Discharge of capital notes from shareholders                                                               (41,096)
    Capital notes from associated companies (the Company - and a subsidiary)                                     9,422
    Dividend paid                                                                                 153,571
    Short-term loans to shareholders                                                 (20,363)     (27,519)     (71,971)
    Short-term bank credit - net                                                     (78,981)
                                                                                       5,324       (3,772)     (25,017)
    Net cash provided by (used in) financing activities                             --------     --------     --------
                                                                                    (115,916)     104,851     (146,394)
 TRANSLATION DIFFERENCES ON CASH BALANCES OF                                        --------     --------     --------
    CONSOLIDATED SUBSIDIARY OPERATING INDEPENDENTLY

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    --------     --------     --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       (21,064)     (21,387)      40,471
                                                                                      21,392       42,779        2,308
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            --------     --------     --------
                                                                                         328       21,392       42,779
                                                                                     ========     ========     ========

                                                                 (Concluded) - 2

                              OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                            STATEMENTS OF CASH FLOWS
                        IN ADJUSTED NEW ISRAELI SHEKELS

                                                                        CONSOLIDATED                         THE COMPANY
                                                               -------------------------------     --------------------------------
                                                                 1999       1998        1997         1999        1998        1997
                                                               --------    -------    --------     --------     -------    --------
                                                                         IN THOUSANDS                         IN THOUSANDS
                                                               -------------------------------     --------------------------------
* ADJUSTMENTS REQUIRED TO REFLECT THE CASH FLOWS FROM
  OPERATING ACTIVITIES:
    Income and expenses not involving cash flows:
      Share in profits of associated companies - net             (2,421)    (6,493)     (9,475)      (2,421)     (5,122)     (7,637)
      L e s s -  dividends received from associated company       6,131      8,171       2,200        6,131       5,949       1,651
      Share in profits of subsidiaries - net                                                         (6,171)     (4,223)     (6,035)
      Depreciation                                                2,348      1,437       1,139        1,271         363          87
      Deferred income taxes - net                                (1,895)     4,745       2,024       (1,968)      4,496      (3,130)
      Gain on dilution of holding in associated companies
         resulting from sale and issuance of shares to a
         third party - net                                       (5,847)   (13,876)   (137,109)      (5,847)    (13,876)   (137,109)
      Minority interest in profits (losses) of a subsidiary          (3)        31
      Gain from sale of investment in other companies          (135,864)   (11,470)        (38)    (135,864)    (11,470)        (38)
      Liability for employee rights upon retirement                  35         10
      Gain from sale of land - business inventory                             (354)
      Gain from sale of partnership in the United States                    (5,059)
      Capital loss from sale of fixed assets (mainly
         buildings) - net                                        (9,649)   (14,832)    (10,294)         (45)    (14,832)
      Gain (loss) from sale and decrease (increase) in value
         of marketable securities - net                             (80)        62      (7,174)         (80)         62      (7,174)
      Write-down of investments in other companies                  348      4,054       6,309          348       4,054       6,309
      Erosion of principal of long-term bank loans                            (563)     (1,417)                    (460)     (1,074)
      Erosion of principal of long-term bank deposit                            62                                   62
      Accrued interest on capital notes of associated
         company - net                                                                    (139)                                (139)
      Linkage difference of loans to shareholders                  (610)                               (610)
                                                               --------    -------    --------     --------     -------    --------
                                                               (147,507)   (34,075)   (153,974)    (145,256)    (34,997)   (154,289)
                                                               --------    -------    --------     --------     -------    --------

    Changes in operating asset and liability items:
      Decrease (increase) in accounts receivable                  2,153      2,696       6,738        2,393        (362)        592
      Increase (decrease) in accounts payable and accruals       14,606       (808)         44       11,469      (2,605)      8,610
                                                               --------    -------    --------     --------     -------    --------
                                                                 16,759      1,888       6,782       13,862      (2,967)      9,202
                                                               --------    -------    --------     --------     -------    --------
                                                               (130,748)   (32,187)   (147,192)    (131,394)    (37,964)   (145,087)
                                                               ========    =======    ========     ========     =======    ========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

             The significant accounting policies, applied on a consistent basis, are as follows:

             ONE. GENERAL:

                1) Ophir Holdings Ltd. (the "Company") is a holding company which also owns commercial building under construction designated for rent.

                     The subsidiary Merkazim Investments Ltd. is a holding and investment company engaged in the renting of commercial buildings.

                     The subsidiary New Horizons (1993) Ltd. holds a number of properties (designated for sale), which were purchased from an interested party, see also note 9a(2).

                     The subsidiary Ophir Financing Ltd. is inactive.

                     The Company and its subsidiaries receive management services from shareholders in consideration of management fees.

                     As to the activities of the associated companies, see note 3c.

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

                     Associated company -      a company controlled to the
                                               extent of 20% or over (which is
                                               not a subsidiary), or a company
                                               less than 20% controlled which
                                               complies with the condition
                                               relating to "material
                                               influence", as prescribed by
                                               Opinion 68 of the Institute of
                                               Certified Public Accountants in
                                               Israel (the "Israeli
                                               Institute"), the investment in
                                               which is presented by the equity
                                               method.

                     Another company -         a company controlled to the
\                                              extent of 20% or less and to
                                               which the conditions specified
                                               in the preceding paragraph do
                                               not apply.

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

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

             b.   ADJUSTED FINANCIAL STATEMENTS:

                  1) The financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Israeli Institute. All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 1999 adjusted NIS) - based upon the changes in the Israeli consumer price index; hereafter - the "Israeli CPI" (see also note 13b).

                       The adjustment of the financial statements is based on the accounts of the Company and its Israeli subsidiaries, maintained in nominal NIS. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 17.

                       The components of the income statements were, for the most part, adjusted as follows: the components relating to transactions carried out during the year were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly - depreciation and write down of investment in companies) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.

                  2) As mentioned in (1) above, these financial statements have been drawn up in accordance with the principles of adjustment prescribed by pronouncements of the Israeli Institute, on the basis of the changes in the Israeli CPI. As to subsidiary and associated companies whose financial statements are drawn up in foreign currency, see (4) below.

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

                  4) A subsidiary and associated companies whose financial statements are drawn up in foreign currency

                       For purposes of consolidation or inclusion on the equity basis, the amounts (in foreign currency terms) included in the statements of the above companies were treated as follows:

                       Balance sheet items at the end of the year and the results of operations for the year were translated at the exchange rate of the U.S. dollar ("dollar") as compared to Israeli currency at the end of the year. Balance sheet items at the beginning of the year and changes in shareholders' equity items during the year were translated at the relevant exchange rate at the beginning of the year or at the date of each change and then adjusted on the basis of the changes in the Israeli CPI through the end of the year.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

             e.   LAND - BUSINESS INVENTORY

                  The land is presented at cost which - in managements' estimation - is lower than market value. According to the agreements for the purchase of land, the Company might pay bear costs of up to 90% of the net sale proceeds, see also note 9a(2).

             f.  INVESTMENTS:

                  1)   Subsidiaries

                       In the Company's accounts, the investments in these companies are accounted for by the equity method.

                  2)   Associated companies:

                       (a) The investments in these companies are accounted for by the equity method.

                       (b) The excess of cost of the investment in associated companies over the Company's share in their equity in net assets at date of acquisition ("excess of cost of investment") represents an amount not attributed to specific assets (goodwill). The amount attributed to goodwill is amortized in equal annual installments over a period of 10 years, commencing in the year of acquisition.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                  3)   Other companies

                       The investments in the shares of these companies, including investments in quoted shares, which the Company intends to hold for a long period ("permanent investment"), are stated at cost, net of write-down for decrease in value which is not of a temporary nature.

                       Investments in companies which were accounted for by the equity method, was reclassified as an investments in other companies, since the Company no longer had a "significant influence" in them, are stated by the equity method as of the date of the reclassification.

             g.  FIXED ASSETS:

                  1)   These assets are stated at cost.

                  2) Cost of fixed assets includes the Company's share in joint venture engaged mainly in construction of a building and rental thereof.

                  3) Financial expenses in respect of loans and credit applied to finance the construction of buildings - incurred until construction was completed - were charged to cost of the buildings.

                  4) The assets are depreciated by the straight-line method, on basis of their estimated useful life.

                       Annual rates of depreciation are as follows:

                                                                                                     %
                                                                                                   -----
                                    Buildings                                                        2;4
                                    Machinery and equipment                                         7-15
                                    Vehicles                                                         15
                                    Office furniture and equipment (including
                                       computers and peripheral equipment)                          6-33

             h. DEFERRED INCOME TAXES:

                  1) Deferred taxes are computed in respect of differences between the amounts present in these statements and those taken into account for tax purposes. As to the factors in respect of which deferred taxes have been included - see note 11b.

                       Deferred tax balances are computed at the tax rate expected to be in effect at time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

                  2) Taxes which would apply in the event of disposal of investments in subsidiaries and associated companies have not been taken into account in computing the deferred taxes, since as of the date of issuance of these financial statements it is the Company's policy to hold these investments, not to realize them.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

             i.   CAPITAL NOTES ISSUED BY ASSOCIATED COMPANIES

                  The erosion of such capital notes, which are not linked and most of which do not bear interest, is carried to retained earnings in the statements of changes in shareholders' equity.

             j.   REVENUE RECOGNITION

                  Income from leasing of buildings is recognized on the accrual basis, in accordance with the terms of the agreements with tenants.

             k.   CASH EQUIVALENTS

                  The group considers all highly liquid investments, which include short-term bank deposits (up to 3 months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

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

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUBSIDIARIES:

             a.   SUBSIDIARIES CONSOLIDATED ARE AS FOLLOWS:

                   Wholly-owned:
                      Ophir Financing Ltd.
                      Maoz Financial Investments Ltd. - inactive ("Maoz") Merkazim Investments Ltd. (a wholly-owned subsidiary of
                          Maoz; "Merkazim")
                      Merkazim New York, Inc. (a wholly-owned subsidiary of
                          Merkazim; "Merkazim New York")
                   80% owned - New Horizons (1993) Ltd. ("New Horizons").


             b.     THE INVESTMENTS ARE COMPOSED AS FOLLOWS:

                                                                                              THE COMPANY
                                                                                          -------------------
                                                                                               DECEMBER 31
                                                                                          -------------------
                                                                                            1999       1998
                                                                                          --------    -------
                                                                                               ADJUSTED NIS
                                                                                               IN THOUSANDS
                                                                                          -------------------
                    Cost of shares                                                            216         216
                    Share in accumulated undistributed profits                             54,841      48,670
                    Differences from translation of foreign currency
                        financial statements                                                 (152)        (94)
                    Erosion of capital note issued to a subsidiary
                        by an associated company                                             (521)        (15)
                    Merkazim's share in capital surplus derived
                        to an associated company - Mivnat Holdings Ltd.
                        ("Mivnat") from sale of its investment
                        in Industrial Buildings Ltd. ("Industrial buildings") to
                        its shareholders (see note 3c(1))                                  15,586      15,586
                                                                                          -------     -------
                                                                                           69,970      64,363
                                                                                          =======     =======

             c.   THE CHANGES IN INVESTMENTS IN 1999 ARE AS FOLLOWS:

                                                                                               THE COMPANY
                                                                                        -------------------------
                                                                                        ADJUSTED NIS IN THOUSANDS
                                                                                        -------------------------
                    Balance at beginning of year                                                  64,363
                    Changes during the year:
                        Share in profits of subsidiaries                                          6,171
                        Erosion of capital note issued to a
                        subsidiary by an associated company                                       (506)
                    Differences from translation of foreign
                        currency financial statements of a subsidiary                              (58)
                                                                                                 -------
                    Balance at end of year                                                        69,970
                                                                                                 =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES:

             a.   THE INVESTMENTS ARE COMPOSED AS FOLLOWS:

                                                                  CONSOLIDATED                            THE COMPANY
                                                            -------------------------              -------------------------
                                                                   DECEMBER 31                            DECEMBER 31
                                                            -------------------------              -------------------------
                                                             1999               1998                1999              1998
                                                            -------           -------              -------           -------
                                                                               ADJUSTED NIS IN THOUSANDS
                                                            ----------------------------------------------------------------
Equity in net assets:
    Cost of shares (1)                                       16,007           214,568               14,845           213,406
    Share in accumulated undistributed profit
       (including accumulated erosion of capital
       notes) (2)                                            87,575            86,706               66,245            64,928
Differences from translation of foreign currency
    financial statements of associated companies               (152)              256                                    350
Share in capital surplus derived by Mivnat from
    sale of its investment from Industrial Buildings
    to its shareholders                                      62,345            62,345               46,759            46,759
                                                            -------           -------              -------           -------
                                                            165,775           363,875              127,849           325,443
Long-term loans (3)                                          19,355            13,265               19,355            13,265
                                                            -------           -------              -------           -------
                                                            185,130           377,140              147,204           338,708
                                                            =======           =======              =======           =======

(1) The cost of shares as of December 31, 1998 is net of intercompany profit from the sale of Industrial Buildings shares to the Company and the Company's share in the proceeds from the options of the liabilities which were undertaken by the Company, see c(1) hereafter.

(2) Including gain on dilution of holding in an associated companies resulting from sale and issuance of shares to a third party.

(3) The loans are linked to the Israeli CPI, bear interest at annual rates of 4%-5% and have no fixed maturity date.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

             b.   THE CHANGES IN THE INVESTMENTS IN 1999 ARE AS FOLLOWS:





                                                                                                                          THE
                                                                                                  CONSOLIDATED          COMPANY
                                                                                                 --------------        ---------
                                                                                                    ADJUSTED NIS IN THOUSANDS
                                                                                                 -------------------------------
Balance at beginning of year                                                                         377,140            338,708
Changes during the year:
    Investments in shares                                                                             17,096             17,096
    Proceeds from sale of investment in an associated company                                        (21,546)           (21,546)
    Share in profits of associated companies - net                                                     2,421              2,421
    Dividend received                                                                                 (6,131)            (6,131)
    Share in erosion of capital notes issued to associated companies                                  (2,033)            (1,527)
    Gain on dilution of holding in associated company resulting from sale of shares - net              5,847              5,847
    Long-term loans                                                                                    6,795              6,795
    Reclassification of investments in Industrial Buildings, Memadim Investments Ltd.,
    Pelikan Security Ltd. and Expand Networks Ltd. as investments in other
       companies, see c(1),(5),(7) and (9) below                                                    (194,459)          (194,459)
                                                                                                    --------           --------
Balance at end of year                                                                               185,130            147,204
                                                                                                    ========           ========

             c.  FOLLOWING ARE DETAILS RELATING TO THE ASSOCIATED COMPANIES:

                 1)   Mivnat and Industrial Buildings:

                      (a) Mivnat was established in March 1993, by the Company, the subsidiary Merkazim and others, some of whom are interested parties, for the purpose of acquiring the Israeli Government's shares in Industrial Buildings. Mivnat purchased the said shares in March 1993 for approximately adjusted NIS 975 million.

                           As of December 31, 1997, Mivnat held approximately 52.2% of the issued and paid shares of Industrial Buildings (fully diluted - approximately 44% of the issued and paid share capital of Industrial Buildings), see also (c) below.

                           Industrial Buildings is engaged in initiation, and construction, of buildings for industry, designated for rental and sale, and in the management of land development and infrastructure preparation for residence and industry.

                      (b) As part of a public offering of securities by the Jerusalem Economic Company Ltd. ("JEC"), Industrial Buildings and Mivnat, which took place in May 1997, Industrial Buildings and Mivnat offered warrants and purchase options exercisable in purchase of Industrial Buildings' ordinary shares at the exercise price of NIS 7.5, linked to the Israeli CPI. The net proceeds derived by Industrial Buildings from the warrant offering was approximately adjusted NIS 1.06 million, while that derived by Mivnat was approximately adjusted NIS 11.05 million.

                           As part of a public offering by JEC and Industrial Buildings on September 18, 1997, Industrial Buildings offered to the public debentures of NIS 200 million par value, 10 million warrants exercisable in purchase of Industrial Buildings ordinary shares and 1 million warrants exercisable in purchase of debentures of NIS 100 million par value.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

                       (c) On December 31, 1998, Mivnat sold its holding in
                           Industrial Buildings to its shareholders (including the Company). As part of the transaction, the Company acquired 13% of Industrial Buildings issued and paid ordinary shares - 37,227,210 ordinary shares NIS 1 par value - and 2,978,177 purchase options (series 3) of Industrial buildings for a total consideration of adjusted NIS 264,070,000. 32,227,210 of the shares so acquired were pledged to secure loans received from a bank, the balance as of December 31, 1998 was: consolidated - approximately adjusted NIS 109,468,000; the Company - adjusted NIS 82,101,000.

                           In order to secure the exercise of 5,000,000 purchase options (series 1) which were offered to the public (see (b) above), the Company deposited 5,000,000 shares of Industrial Buildings with another bank.

                           The shares which will remain with the other bank at the end of the exercise period of the options, the proceeds from the exercise of the options and the dividends received in respect of the 5,000,000 shares will be pledged to secure the loan received from the bank as mentioned above.

                           Following this transaction, Mivnat has no rights whatsoever to Industrial Buildings' shares.

                           In March 1999, the Company invested approximately adjusted NIS 74,000 in Mivnat.

                           In July 1999, the Company sold 2,846,100 shares of Industrial Buildings. As a result of the sale, the Company's holding in Industrial Buildings decreased from approximately 13.2% to approximately 12.2%. The Company's pre-tax profit on this sale is approximately adjusted NIS 5.8 million.

                           Assuming exercise of all the warrants and purchase options issued by Industrial Buildings, the Company's holdings in Industrial Buildings will decrease from approximately 12.2% to approximately 11.0%.

                           Through the third quarter of 1999, the investment in Industrial Buildings was accounted for by the equity method. Following the decrease in shareholding in that company in July 1999 and the Board's resolution to further reduce the holding therein, and since the Company no longer has significant influence in Industrial Buildings, commencing October 1, 1999, the investment in that company has been reclassified as "investment in another company" at its carrying value in the Company's accounts as of September 30, 1999 and is no longer presented by the equity method.

                       (d) The percentages of holding in Mivnat at December
                           31, 1999 and 1998 are as follows:

                                                                                     %
                                                                                    ---
                              Consolidated - the Company and Merkazim              25.00
                                                                                  =======
                              The Company                                          18.75
                                                                                  =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

                 2) Shmey-Bar Real Estate 1993 Ltd., Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar (I.A.) 1993 Ltd. ("Shmey-Bar companies")

                      The Company, along with a group of companies, established the Shmey-Bar companies on December 9, 1993. These companies were established for the purpose of dealing in development of fruit bearing properties. They purchased rights to real estate and options to purchase real estate in Tel-Aviv, Haifa, Beer-Sheva, Kiryat Shemona, Eilat, etc., all from Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd.

                      The Shmey-Bar companies commenced operations in 1994.

                      In July 1999, Hamashbir Investments (1993) Ltd. gave notice of its intention to offer half of its holding in the Shmey-Bar companies - 16.7% of the share capital thereof - to the other shareholders in the Shmey-Bar companies.

                      The Company, which held 1/6 of the ownership and control of each of the Shmey-Bar companies until that date, decided to take advantage of the above offer and invest approximately adjusted NIS 10.7 million in shares, options and owners' loans of the Shmey-Bar companies. Assuming exercise of the options, this investment will give the Company an additional 5.6% holding in the Shmey-Bar companies.

                      As of December 31, 1999, the Company has invested approximately adjusted NIS 5,972,000 in the Shmey-Bar companies. As a result of this investment, the Company recorded excess of cost amounting to approximately adjusted NIS 5,228,000. This excess of cost was attributed to land and buildings.

                 3)   Derdan Financing Ltd. ("Derdan")

                      Derdan was established in June 1993 by the Company along with a group of companies, for the purpose of financing the purchase of rights in real estate which Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd. has granted the associated company Shmey-Bar (I.A.) 1993 Ltd. (see (2) above).

                      Derdan commenced operations in 1994. The Company's share in Derdan is 25%.

                 4)   Clark/67 Associates L.P. - limited partnership

                      In August 1994, the subsidiary Merkazim New York and others established a limited partnership in the United States ("the partnership"). The U.S. subsidiary's share in the partnership is 50%. The partnership acquired a commercial building in New Jersey, U.S.A. for a total cost of approximately $ 2.3 million. The partnership invested approximately $ 1 million in renovating the building.

                      In November 1997, Merkazim New York granted an option to a third party for acquisition of its share in the partnership. In February 1998, the option was exercised and as a result, Merkazim New York had a capital gain of approximately adjusted NIS 5,059,000.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

                 5)   Memadim Investments Ltd. ("Memadim")

                      Memadim was established in 1995 by the Company, along with a group of companies one of which is Industrial Buildings, for the purpose of real estate development. The Company directly holds 10% of the ownership and control of Memadim and Industrial Buildings holds 40% of the ownership and control of Memadim.

                      Following the reclassification of the investment in Industrial Buildings as "investment in another company", the investment in Medamim was also reclassified as "investment in another company".

                 6)   Lysh The Coastal High-way Ltd. ("L1")

                      In June 1999, the Company entered into an investment agreement with Lysh Commercial and Road Services Ltd. ("L2"), a company controlled by Poalim Investments Ltd.
                      - an interested party in the Company, and with L1, a wholly-owned subsidiary of L2.

                      L1 has a 50% holding in Beit Herut-Lysh Development Company Ltd. ("BHL"), which has invested in a project for the leasing of commercial premises near Moshav Beit Herut (the "project").

                      BHL is developing land owned by the Israel Lands Administration (the "Administration"), in accordance with resolution 717 of the Administration. The area under development is 16,850 square meters. In the first stage, a commercial building occupying 10,000 square meters of the property will be constructed. The estimated constuction costs for the commercial project are approximately $ 14 million and the value of the land is estimated at approximately $ 9 million. The Company's share in L1 is approximately 25% (its share in the project being approximately 12.5% and the amount of its investment therein is approximately $ 3.5 million). As of December 31, 1999, the Company had invested approximately adjusted NIS 5 million in L1.

                      The Company has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 1999, BHL had taken bank loans for approximately adjusted NIS 41.7 million, drawn on a credit line extended by the bank in connection with the project.

                 7)   Pelikan Security Ltd. (formerly - Soliton Ltd.; "Pelikan")

                      Pelikan, a private Israeli company, was established in January 1997, with the aim of developing a protection program as a solution to safeguarding data on the internet and intranet.

                      In December 1997, the Company invested in the share capital of Pelikan another adjusted NIS 2,916,000.

                      In May 1999, the Company invested adjusted NIS 1,059,000 in Pelikan.

                      As of December 31, 1999 the Company holds 13.5% in
                      Pelikan.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

                     Since the Company no longer has significant influence in Pelikan, commencing December 31, 1999, the investment in that company has been reclassified as "investment in another company," at its value in the Company's accounts as of that date, and is no longer presented by the equity method.

                8) Syperactive Ltd. (formerly SVIS, Secure Video Systems Ltd.; "Syperactive")

                     Syperactive, a private Israeli company, was established in 1995 and is engaged in developing technology for video coding and reconstruction of data.

                     In 1997, the Company invested approximately adjusted NIS 1,012,000 in Syperactive, for 23% of the ownership and control of that company.

                     In 1998, the Company invested approximately adjusted NIS 1,032,000 in Syperactive. In 1999, the Company invested a further amount of approximately adjusted NIS 1,104,000. The Company has not yet been allotted Syperactive shares for the entire amount of its investment. As of December 31, 1999, the Company holds 34% of the share capital of Syperactive. After the Company is allotted the remaining shares in respect of its investment, its shareholding in Syperactive will be 46.5%.

                 9)  Expand Networks Ltd. (formerly - INFIT Ltd.; "Expand")

                     Expand is a private Israeli company specializing in communications protocols and data compression on the internet, as well as the development of edge to edge communications solutions.

                     In December 1997, the Company invested adjusted NIS 2,389,000, in Expand; during 1999, the Company invested another adjusted NIS 3,856,000 in Expand. Consequently, the Company holds approximately 14.3% of the ownership and control of Expand.

                     Since the Company no longer has significant influence in Expand, commencing December 31, 1999, the investment in that company has been reclassified as "investment in another company," at its value in the Company's accounts as of that date, and is no longer presented by the equity method.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES:


                                                                                               CONSOLIDATED AND
                                                                                                 THE COMPANY
                                                                                     ------------------------------------
                                                                                                 DECEMBER 31
                                                                                     ------------------------------------
                                                                                            1999               1998
                                                                                     ----------------    ----------------
                                                                                           ADJUSTED NIS IN THOUSANDS
                                                                                     ------------------------------------

               Dovrat, Shrem - Keren Shakim 92 Ltd. ("Keren Shakim") (a)                     341                 949
               Mahalachim Investment in Technology Ltd. ("Mahalachim") (b)                 1,380               1,380
               Carmel Biosensor Ltd. ("Carmel") (c)                                        1,046                 504
               Industrial Buildings - quoted shares and quoted warrants
                   (December 31, 1998 - only warrants) (d)                               191,485                 467
               Mainsoft Corporation ("Mainsoft ") (e)                                      1,162               1,123
               Myriad Ultra Systems Ltd. ("Myriad") (f)                                                          348
               Memco Software Ltd. ("Memco") (g)                                                              30,109
               Netformx Ltd. (formerly Imagenet Ltd.; "Netformx") (h)                      4,280               3,496
               Elpaz Electro-optic Systems Ltd. ("Elpaz") (i)                              4,918               3,954
               NogaTech Inc. ("NogaTech") (j)                                              5,895               5,895
               Combox Ltd. ("Combox") (k)                                                  9,473               6,303
               RealM Technologies Ltd. ("RealM") (l)                                       1,362                 108
               Romidot Ltd. ("Romidot") (m)                                                2,571               2,530
               Attune Networks Ltd. ("Attune") (n)                                         6,173
               Camelot Information Technologies Ltd. ("Camelot") (o)                       5,178
               StoreAge Networking Technologies Ltd. ("StoreAge") (p)                      4,420
               Indocs Online Ltd. ("Indocs") (q)                                           1,249
               Pelikan (r)                                                                   437
               Expand (s)                                                                  2,302
               Memadim (t)                                                                   702
                                                                                         -------             -------
                                                                                         244,374              57,166
                                                                                         =======             =======

             (a) The Company holds 2.9% of the shares of Keren Shakim. The main activity of Keren Shakim is investment in business and securities. Its investments consist mainly of long and medium term investments, primarily in Israel. The investment as of December 31, 1999 and 1998 in presented net of write-down of adjusted NIS 1,120,000. In 1999 a Court approved reduction of share capital in Keren Shakim. The Company's part in the refund of capital was adjusted NIS 608,000.

             (b) Mahalachim is a venture capital fund. The Company holds shares conferring upon it a 5% holding in this company. The investment as of December 31, 1999 and 1998 is presented net of write-down of adjusted NIS 2,146,000.

             (c) The Company holds preferred shares convertible into ordinary shares, conferring upon it a 12% holding in Carmel. Carmel is engaged in development of products for measurement of the concentration of glucose in the blood without using the present mechanical methods. In 1999, the Company invested adjusted NIS 542,000 in Carmel.

                  At December 31, 1999 and 1998, the investment is presented net of write-down of adjusted NIS 4,000,000.

             (d) In December 1998, the Company purchased a part of the Industrial Buildings purchase options issued by Mivnat. The market value of Industrial Buildings purchase options held by the Company at December 31, 1999 and 1998 is adjusted NIS 852,000 and adjusted NIS 467,000, respectively.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

                  The shares of Industrial Buildings are traded on the Tel-Aviv Stock Exchange. The market value of the holdings of the Company in the shares of Industrial Buildings at December 31, 1999 and 1998 is approximately adjusted NIS 223.6 million and adjusted NIS 193.2 million, respectively.

                  See also note 3c(1).

             (e) The Company holds shares conferring upon it approximately 3% in Mainsoft. Mainsoft is engaged in the development, production and marketing of software and development tools for developers of software.

                  In 1998, the Company granted Mainsoft a loan denominated in dollars. The loan bears interest at the annual rate of 10%.

                  At December 31, 1999 and 1998, the investment is presented net of provision of adjusted NIS 2,906,000 for impairment of value.

             (f) The Company holds 6.7% in Myriad which is engaged in the development, production and marketing of instruments for the measuring, by ultra-sound, of bone density and elasticity.

                  At December 31, 1999 and 1998, the investment is presented net of provision of adjusted NIS 3,808,000 and adjusted NIS 3,460,000 respectively, for impairment of value.

                  In 1999, Myriad discontinued operations.

             (g) As from April 1, 1998, the Company's investment in Memco was no longer included by the equity method; it was reclassified to other investments.

                  On March 29, 1999, under a merger agreement between Memco and a U.S. company, Platinum Technology, Inc. ("Platinum") - a shareholder in Memco, Memco became a wholly-owned subsidiary of Platinum. In consideration, the former shareholders of Memco were issued shares in Platinum at the ratio of 0.836 Platinum shares for each Memco share. The Company owned 1,626,388 ordinary shares of Memco and, accordingly, it received 1,359,660 ordinary shares of Platinum.

                  On March 29, 1999, Platinum signed an agreement with Computer Associates, Inc. ("CA"), a company resident in the United States and a wholly-owned subsidiary thereof. Under that agreement, CA agreed to acquire all the shares of Platinum for $ 29.25 per share. The transaction was completed in June 1999 and the Company received approximately $ 39.8 million upon sale of its shares in Platinum.

                  The Company's capital gain on sale of its shareholding in Platinum was approximately adjusted NIS 136 million (the net gain after tax was approximately adjusted NIS 81 million).

             (h) In February 1998, the Company acquired debentures convertible into shares of Netformx (an associated company of an interested party), which develops, markets and supports computer aided network engineering (CANE), a software product for network design simulation and optimization.

                  In 1999, the Company invested adjusted NIS 784,000 in
                  Netformx.

                  The Company holds 4.4% of Netformx shares.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

                  At December 31, 1999 and 1998, the investment is presented net of provision of adjusted NIS 1,013,000 for impairment of value.

             (i) In 1998, the Company purchased shares of EIpaz which is engaged in development, manufacturing and marketing of products and solutions based on unique wireless infra-red data communication technologies.

                  In August 1999, the Company invested additional adjusted NIS 964,000 in EIpaz.

                  The Company holds 9% of Elpaz's shares.

             (j) In July 1998, the Company purchased 7.1% (fully diluted) of the shares of NogaTech, a U.S. corporation with a research and development center in Israel, which is engaged, in development, manufacturing and marketing of video communication compression technology.

             (k) In 1998, the Company purchased 18.75% of the shares of Combox which is engaged in the development, manufacturing, marketing and sale of high speed data transmission systems for CATV and satellite network wireless and related technology. In addition, the Company was granted 18 month option for the purchase of additional 5.9% of Combox's shares.

                  The Company exercised the option in December 1999, for the exercise price of adjusted NIS 3,170,000.

                  Combox raised $5.25 million in a private placement (including exercise of options). Following the private placement and the exercise of the options, the Company holds approximately 19.7% of Combox's capital.

                  On February 4, 2000, the Company entered into an agreement with Terayon Communication Systems (a U.S. corporation traded on the NASDAQ market; "Terayon"). Under that agreement, the Company is to sell Terayon its shareholding in Combox and Terayon is to purchase the remaining share capital of Combox from its other shareholders.

                  That agreement also stipulates that, in consideration for its shares in Combox, the Company is to receive approximately 150,000 Terayon shares which are to be listed for trade on NASDAQ. The Company's net capital gain on this transaction, based on the quoted price of the shares at time of signing the agreement ($120.8 per share) is NIS 44 million.

                  This transaction is subject to approval by various authorities.

                  In February 2000, the Company sold short 65,000 Terayon shares at the average price of $140 per share. The quoted price of those shares as of the date of approval of these financial statements was $257 per share.

             (l) In October 1998, the Company invested in RealM, which is engaged in development manufacturing and marketing of IP multi-media communication products.

                  In 1999, the Company invested adjusted NIS 1,254,000 in RealM. The Company's shareholding in RealM is 12.6%.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

             (m) In December 1998, the Company purchased shares of Romidot (an associated company of an interested party), which is engaged in development, production and marketing of optical checking instruments used in industrial factories for quality control in the manufacture line.

                  In March 1999, the Company invested additional adjusted NIS 41,000 in Romidot. The Company's shareholding in Romidot is approximately 9%.

             (n) In 1999, the Company acquired shares conferring upon it a shareholding of approximately 16.8% in Attune, which is engaged in the development of a software system permitting quick and continuous identification of difficulties and interruptions in various communications networks.

             (o) In July 1999, the Company invested in Camelot, a company engaged in the development of software to safeguard computer systems. The Company's shareholding in Camelot is approximately 12.6%.

             (p) In November and December 1999, the Company invested in StoreAge, a company engaged in the development of software to store data on communications networks. The Company's shareholding in StoreAge is approximately 12.8%.

                  StoreAge is also an investee of an interested party.

             (q) In December 1999, the Company invested adjusted NIS 1,249,000 in Indocs, a company engaged in the development of software for E-commerce technological applications in the printing field, via the internet.

                  The said investment constitutes part of a planned investment of approximately $ 1.3 million. After the entire investment is made, the Company will hold 13% of the share capital of Indocs.

             (r) Commencing December 31, 1999, the investment in Pelikan has been reclassified as "investment in another company" and is no longer presented by the equity method (see also note 3c(7).

             (s) Commencing December 31, 1999, the investment in Expand has been reclassified as "investment in another company" and is no longer presented by the equity method (see also note 3c(9).

             (t) Commencing October 1, 1999, the investment in Memadim has been reclassified as "investment in another company" (see also note 3c (5)).

\
                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - FIXED ASSETS:

             a. COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, AND CHANGES THEREIN DURING 1999, ARE AS FOLLOWS:

                                                                                    COST
                                                          ----------------------------------------------------------
                                                                                             IN RESPECT
                                                                                                 OF
                                                          BALANCE AT       ADDITIONS        RETIREMENTS     BALANCE
                                                          BEGINNING         DURING            DURING        AT END
                                                           OF YEAR         THE YEAR          THE YEAR       OF YEAR
                                                          ----------       ---------        -----------     -------
                                                                             ADJUSTED NIS IN THOUSANDS
                                                          ----------------------------------------------------------
         Consolidated:
            Buildings - leased out
               (including land)                            118,113            10,328             5,862       122,579
            Machinery and equipment                            977                                               977
            Vehicles                                           289                                               289
            Office furniture and equipment
               (including computers and
               peripheral equipment)                           199                                               208
                                                           -------           -------           -------       -------
                                                           119,578            10,337             5,862       124,053
                                                           =======           =======           =======       =======
         The Company:
            Building - leased out (including land)          50,183            10,291             3,486        56,988
            Machinery and equipment                            977                                               977
            Office furniture and equipment
               (including computers and
               peripheral equipment)                           199                                               208
                                                           -------           -------           -------       -------
                                                            51,359            10,300             3,486        58,173
                                                           =======           =======           =======       =======

                                                                             ACCUMULATED DEPRECIATION
                                                           -----------------------------------------------------------
                                                                                               IN RESPECT
                                                                                                   OF
                                                           BALANCE AT         ADDITIONS        RETIREMENTS     BALANCE
                                                           BEGINNING            DURING           DURING        AT END
                                                            OF YEAR            THE YEAR         THE YEAR       OF YEAR
                                                           ----------         ---------        -----------     -------
                                                                             ADJUSTED NIS IN THOUSANDS
                                                           -----------------------------------------------------------
         Consolidated:
            Buildings - leased out
               (including land)                               21,388              2,112             1,290       22,210
            Machinery and equipment                              148                161                            309
            Vehicles                                              61                 35                             96
            Office furniture and equipment
               (including computers and
               peripheral equipment)                              73                 40                            113
                                                             -------            -------            ------       ------
                                                              21,670              2,348             1,290       22,728
                                                             =======            =======            ======       ======
         The Company:
            Building - leased out (including land)               197              1,070                          1,267
            Machinery and equipment                              148                161                            309
            Office furniture and equipment
               (including computers and
               peripheral equipment)                              73                 40                            113
                                                             -------            -------                         ------
                                                                 418              1,271                          1,689
                                                             =======            =======                         ======

                                                                   DEPRECIATED
                                                                   BALANCE AT
                                                                   DECEMBER 31
                                                             -------------------------
                                                               1999            1998
                                                             --------        ---------
                                                             ADJUSTED NIS IN THOUSANDS
                                                             -------------------------
         Consolidated:
            Buildings - leased out
               (including land)                               100,369         96,725
            Machinery and equipment                               668            829
            Vehicles                                              193            228
            Office furniture and equipment
               (including computers and
               peripheral equipment)                               95            126
                                                              -------        -------
                                                              101,325         97,908
                                                              =======        =======
         The Company:
            Building - leased out (including land)             55,721         49,986
            Machinery and equipment                               668            829
            Office furniture and equipment
               (including computers and
               peripheral equipment)                               95            126
                                                              -------        -------
                                                               56,484         50,941
                                                              =======        =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - FIXED ASSETS (continued):

             b.  THE COMPANIES' RIGHTS IN REAL ESTATE ARE AS FOLLOWS:

                                                                                                              ACCUMULATED
                                                                               C O S T                        DEPRECIATION
                                                                      --------------------------         -----------------------
                                                                             DECEMBER 31                       DECEMBER 31
                                                                      --------------------------         -----------------------
                                                                       1999               1998            1999            1998
                                                                      -------            -------         -------         -------
                                                                                          ADJUSTED NIS IN THOUSANDS
                                                                      ----------------------------------------------------------
               The Company:
                   Building - leased out - on land jointly
                      leased with another company for
                      44 years ending October 31, 2037 -
                      (the Company's share - 70%) (1)                  56,988             50,183           1,267             197
                                                                      -------            -------         -------         -------
               Merkazim:
                   Buildings on subsidiary's land (2)(3)                8,811             11,150           2,638           3,708
                   Buildings jointly owned with
                      an interested party - the subsidiary's
                      share - 50%                                      11,175             11,175           3,043           2,859
                   Buildings on land leased for
                      49 years ending March 24, 2022 -
                      80% of lease fees are capitalized                28,545             28,545           8,547           8,111
                   Buildings on land leased for
                      49 years ending March 31, 2025 -
                      80% of lease fees are capitalized                 5,743              5,743           1,745           1,667
                   Buildings on land leased for
                      49 years ending March 31, 2021                   11,317             11,317           4,970           4,846
                                                                      -------            -------         -------         -------
                      T o t a l - Merkazim                             65,591             67,930          20,943          21,191
                                                                      -------            -------         -------         -------
                      T o t a l - consolidated                        122,579            118,113          22,210          21,388
                                                                      =======            =======         =======         =======

                  (1) In August 1994, the Company and a third party established a joint venture for the construction of an industrial and commercial building on jointly leased land. The Company's share in the joint venture is 70%. The building is 30,500 square meters, of which approximately 17,700 square meters - the main area. The leasing out of areas in the building started in September 1998. In January 1999, 900 square meters of the building were sold for approximately adjusted NIS 3,531,000 and the Company's share in the profit is adjusted NIS 45,000.

                  (2) The buildings of Merkazim are leased out for long periods (up to ten years); the lessees of some of these buildings have been granted a purchase option realizable during, or at termination of, the lease period.

                  (3) In December 1999, Merkazim sold a building to the lessor thereof for $2,619,000, and recorded a net capital gain of approximately adjusted NIS 5,669,000.

                  The registration of the Company's land in its name in the Land Registry has not yet been completed.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - LONG-TERM BANK LOANS:

             a. The loans are linked to the Israeli CPI and bear interest at the annual rate of 3.25%-4.4%.

             b. The loans mature in the following years after the balance sheet dates:

                                                                    CONSOLIDATED                      THE COMPANY
                                                               -----------------------          -----------------------
                                                                     DECEMBER 31                      DECEMBER 31
                                                               -----------------------          -----------------------
                                                                1999            1998             1999            1998
                                                               -------         -------          -------         -------
                                                                               ADJUSTED NIS IN THOUSANDS
                                                               --------------------------------------------------------
               First year - current maturities                   7,827          23,906            5,868          21,951
                                                               -------         -------          -------         -------
               Second year                                       7,824           7,819            5,868           5,865
               Third year                                        7,824           7,819            5,868           5,865
               Fourth year                                       7,824           7,819            5,868           5,865
               Fifth year                                        7,824           7,819            5,868           5,865
               Sixth year and thereafter (through 2012)         62,593          70,368           46,944          52,772
                                                               -------         -------          -------         -------
                                                                93,889         101,644           70,416          76,232
                                                               -------         -------          -------         -------
                                                               101,716         125,550           76,284          98,183
                                                               =======         =======          =======         =======

             c. As to pledges to secure the loans and limitations relating to them, see note 9c.

NOTE 7 - CAPITAL NOTES:

             a.   On December 31, 1998, as part of a transaction in which Mivnat
                  - an associated company - sold all its shares in Industrial Buildings (see note 3c(1)(c)), the Company and a subsidiary issued to Mivnat capital notes in the amount of adjusted NIS 153,634,000 (par value - NIS 151,601,000), of which adjusted NIS 115,296,000 (par value - NIS 113,770,000) - the Company.

                  The capital notes are as follows:

                  1) Capital notes in the amount of adjusted NIS 153,381,000 (par value - NIS 151,351,000) - consolidated - and adjusted NIS 115,105,000 (par value - 113,582,000) the
                       Company - are unlinked, bear no interest and redeemable, upon request of Mivnat, on January 1, 2004.

                  2) Capital notes in the amount of adjusted NIS 253,000 (par value - 250,000) consolidated - and adjusted NIS 191,000 (par value - 188,000) - the Company - are unlinked and bear no interest. Mivnat is entitled to demand payment of the notes each year, upon fulfillment of certain conditions including discharge of the notes referred to in (1) above and Mivnat's entering into liquidation procedures.

             b. On December 31, 1998, the Company issued a capital note in the amount of adjusted NIS 38,274,000 (par value - 37,769,000) to a subsidiary. The capital note is unlinked, bears no interest and is redeemable, upon request, on January 1, 2004.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - EMPLOYEE RIGHTS UPON RETIREMENT

             Labor laws and agreements require the Company and its subsidiaries to pay severance pay to employees dismissed or retiring from their employ in certain other circumstances.

             The companies' severance pay liability to their employees is covered mainly by regular deposits with recognized severance pay funds in the employees' names.

             The amount of liability for severance pay presented in the balance sheets reflects that part of the liability not covered by the funds mentioned above.

NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES:

             a.  COMMITMENTS:

                 1) The Company is committed to invest approximately adjusted NIS 5,860,000 in a joint venture (see also note 3c(5)) with interested parties and others (the Company's share is 10%). The joint venture will acquire land for construction of buildings for lease. The Company's share in the cost of the buildings is approximately $ 30 million.

                 2) In December 1996, the subsidiary New Horizons acquired real estate (intended for sale) from a then interested party which holds 20% of New Horizons' shares. The selling company will be entitled to 90% of the profits from the subsequent sale of the real estate, with the balance accruing to New Horizons. The registration of the real estate in New Horizons' name in the Land Registry has not yet been completed.

                  3) The Company is committed to provide guarantees under an agreement with L1 (see note 3c(6)).

                  4) As to the agreement for the sale of the investment in Combox, see note 4k.

             b.  CONTINGENT LIABILITIES:

                 1) The Company and Merkazim have each provided guarantees to secure the long-term bank loans of the other.

                 2) In March 1995, a lawsuit for a commission of approximately adjusted NIS 704,000 in respect of acquisition of real estate was brought against the Company. In management's opinion, this suit is without merit, so that the Company will not incur any expenses in respect thereof. Therefore, the Company did not record any provision in respect of the claim.

                 3) The Company has provided guarantees for 10% of the debts of Memadim to banks. The guarantee is limited to adjusted NIS 118 million ($ 30 million), see a(1) above and note 3c(5). The balance of the loans so guaranteed is approximately adjusted NIS 59.8 million as of December 31, 1999.

                 4) As to a contingent liability towards purchasers of purchase options for the shares of Industrial Buildings, see note 3c(1) (c).

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES (continued):

                  5) In February 1997, the Company entered into an agreement for the sale of a part in a building, to an interested party. After the agreement was signed, the Company received notice from a third party, claiming that the Company had undertaken to lease premises in the building to that third party. The Company rejected this claim, since, in the opinion of the Company's legal counsel, the negotiations with the third party were not concluded and no legal obligation was created.

                  6) As to contingent liabilities to tax authorities, see note 11e.

             c. PLEDGES AND RESTRICTIONS IN RESPECT OF LIABILITIES:

                  1) To secure repayment of long-term bank loans in a total amount at December 31, 1999 of adjusted NIS 101.7 million
                      - consolidated and adjusted NIS 76.3 million - the Company, the Company and Merkazim have undertaken towards the bank that the Company's shareholders' equity will not fall below adjusted NIS 71 million, the total consolidated liabilities will not be more than 3.25 times the shareholders' equity and the average annual net income, at any time, will not fall below adjusted NIS 6.9 million for the last three years.

                      The shares in Industrial Buildings have also been pledged as security for these loans, see note 3c(1).

                  2) To secure repayment of long and short-term bank loans of third parties, designated for financing a building for rent under construction - in Netanya, the balance of which is adjusted NIS 16 million as of December 31, 1999, the Company mortgaged its rights in the building.


NOTE 10 - SHARE CAPITAL

          Composed at December 31, 1999 and 1998 as follows:


                                                                     NUMBER OF SHARES                        AMOUNT IN NIS
                                                              ------------------------------         -----------------------------
                                                                                  ISSUED AND                            ISSUED AND
                                                              AUTHORIZED             PAID            AUTHORIZED            PAID
                                                              ----------          ----------         ----------         ----------
                    Ordinary shares of NIS 0.001
                        par value                              160,000             100,000                 160                100
                                                               =======             =======             =======            =======
                    Deferred shares of NIS 0.0001
                        par value*                                   3                   3              0.0003             0.0003
                                                               =======             =======             =======            =======


                * The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME:

             a. MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX (INFLATIONARY ADJUSTMENTS ( LAW, 1985

                 Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. The Company and its Israeli subsidiaries are taxed under this law.

             b.  DEFERRED INCOME TAXES:

                 1) The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

                                                 CONSOLIDATED                                        THE COMPANY
                               -------------------------------------------------  -------------------------------------------------
                                              BUILDINGS                                          BUILDINGS
                                                UNDER                                              UNDER
                                            CONSTRUCTION,                                      CONSTRUCTION,
                                               NET OF                                             NET OF
                               DEPRECIABLE    ADVANCES       PROFITS              DEPRECIABLE    ADVANCES       PROFITS
                                  FIXED         FROM       OF INVESTEE               FIXED         FROM       OF INVESTEE
                                 ASSETS*     PURCHASERS     COMPANIES    TOTAL      ASSETS*     PURCHASERS     COMPANIES    TOTAL
                               -----------  -------------  -----------  --------  -----------  -------------  -----------  --------
                                              ADJUSTED NIS IN THOUSANDS                        ADJUSTED NIS IN THOUSANDS
                               -------------------------------------------------  -------------------------------------------------
Balance at January 1, 1998        1,265       (5,242)         3,155        (822)                   (5,242)         3,155    (2,087)
Changes in 1998 -
    amounts carried to income       339        5,242           (836)      4,745          90         5,242           (836)    4,496
                                -------      -------        -------     -------     -------       -------        -------   -------
Balance at December 31, 1998      1,604        -,-            2,319       3,923          90          -,-           2,319     2,409
Changes in 1999 -
    amounts carried to income       424        -,-           (2,319)     (1,895)        351          -,-          (2,319)   (1,968)
                                -------      -------        -------     -------     -------       -------        -------   -------
Balance at December 31, 1999      2,028        -,-            -,-         2,028         441          -,-           -,-         441
                                =======      =======        =======     =======     =======       =======        =======   =======

* Taking into account the provisions of Opinion 40 of the Israeli Institute, see c. below.

\



                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

                  2) Deferred taxes are presented in the balance sheets as follows:


                                                                      CONSOLIDATED                     THE COMPANY
                                                                -----------------------          -----------------------
                                                                      DECEMBER 31                      DECEMBER 31
                                                                -----------------------          -----------------------
                                                                 1999            1998             1999            1998
                                                                -------         -------          -------         -------
                                                                               ADJUSTED NIS IN THOUSANDS
                                                                --------------------------------------------------------
                           Among current liabilities                              2,319                            2,319
                           Among long-term liabilities            2,028           1,604              441              90
                                                                -------         -------          -------         -------
                           Balance                                2,028           3,923              441           2,409
                                                                =======         =======          =======         =======

                  3)  The deferred taxes are computed at the rate of 36%.

             c. UNDEPRECIATED BALANCE OF COST OF FIXED ASSETS - THE PORTION IN RESPECT OF WHICH DEFERRED TAXES HAVE NOT BEEN PROVIDED

                  The balance of undepreciated cost of certain depreciable fixed assets includes the amounts detailed below which will not be allowed for tax purposes by way of depreciation or as cost upon realization of the assets. These amounts are regarded as permanent differences (in respect of which no deferred taxes are to be provided) in accordance with Opinion 40 of the Israeli Institute:

                                                                                                   CONSOLIDATED
                                                                                            --------------------------
                                                                                              1999               1998
                                                                                            --------            ------
                                                                                                   ADJUSTED NIS
                                                                                                   IN THOUSANDS
                                                                                            --------------------------
                       Balance at beginning of year                                          21,403             20,582
                       Increase (decrease) in the above balance due
                           to depreciation charge for the year                               (1,449)               821
                                                                                            -------             ------
                       Balance at end of year                                                19,954             21,403
                                                                                            =======             ======

             d.  TAXES ON INCOME INCLUDED IN THE INCOME STATEMENTS:

                 1)   As follows:

                                                                                   1999              1998           1997
                                                                                  -------          --------        -------
                                                                                          ADJUSTED NIS IN THOUSANDS
                                                                                  ----------------------------------------
                           Consolidated:
                               Current                                             66,803             9,675         32,109
                               Deferred, see also b. above                         (1,895)            4,745          2,024
                                                                                  -------          --------        -------
                                                                                   64,908            14,420         34,133
                                                                                  =======          ========        =======
                           The Company:
                               Current                                             63,246             7,061         31,330
                               Deferred, see also b. above                         (1,968)            4,496         (3,130)
                                                                                  -------          --------        -------
                                                                                   61,278            11,557         28,200
                                                                                  =======          ========       ========


                      Current taxes are computed at the tax rates of 36%.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

                 2) Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

                                                                                       1999              1998             1997
                                                                                      -------           -------          -------
                                                                                               ADJUSTED NIS IN THOUSANDS
                                                                                      ------------------------------------------
      Consolidated:
          Income before taxes on income as reported in the income statements          155,718            47,596          153,517
          L e s s - share in profits of associated companies - net                      2,421             6,493            9,475
                                                                                      -------           -------          -------
      B a l a n c e - income                                                          153,297            41,103          144,042
                                                                                      =======           =======          =======
          Theoretical tax expense                                                      55,187            14,797           51,855
          Increase (decrease) in taxes resulting from permanent
             differences - the tax effect:
             Disallowable deductions                                                      198             2,437            2,325
             Taxes on income subject to different rates:
                 Taxes on dividends received from associated company                                                         303
                 Taxes on dividend received from another company                         (180)
             Income taxed by a different tax method:
                 Gain from sale of buildings                                                               (801)           2,113
                 Gain on sale of shares in an associated company                                                         (19,820)
                 Gain from sale of investment in another company                        8,000            (2,767)
             Tax exempt income - decrease in shareholding in an associated
                 company following issuance of its shares to a third party                                                (2,671)
             Income taxed at a different tax rate - gain from sale of
                 investment in a partnership                                                               (346)
             Sundry - net*                                                              1,703             1,100               28
                                                                                      -------           -------          -------
          Taxes on income for the reported year                                        64,908            14,420           34,133
                                                                                      =======           =======          =======
      The company:
          Income before taxes on income, as reported in the income statements         152,091            44,702          147,584
          L e s s - profits of subsidiaries and share in profits of associated
             companies - net                                                            8,592             9,345           13,672
                                                                                      -------           -------          -------
      B a l a n c e - income                                                          143,499            35,357          133,912
                                                                                      =======           =======          =======
          Theoretical tax expense                                                      51,660            12,728           48,208
          Increase (decrease) in taxes resulting from permanent
             differences - the tax effect:
             Disallowable deductions                                                      150             1,472            2,270
             Taxes on income subject to different rates:
                 Taxes on dividends received from associated company                                                         229
                 Taxes on dividend received from anoother company                        (180)
             Income taxed by a different method:
                 Gain from sale of buildings                                                               (801)
                 Gain from sale of shares in an associated company                                                       (19,820)
                 Gain from sale of investment in another company                        8,000            (2,767)
             Tax exempt income - decrease in shareholding in associated
                 company following issuance of its shares to a third party                                                (2,671)
             Sundry - net*                                                              1,648               925              (16)
                                                                                     --------           -------          -------
          Taxes on income for the reported year                                        61,278            11,557           28,200
                                                                                     ========           =======          =======

* Resulting mainly from the difference in computation of linkage to the Israeli CPI for financial statement and tax purposes.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

             e.   TAX LIABILITY RELATING TO LONG-TERM LEASE OF BUILDINGS

                  In March 1993, Merkazim notified the tax authorities that it had leased buildings for a ten year period and that options to extend the leases for a further ten year period or to purchase the property at the end of the original lease period were granted to companies related to the original lessees at the time of signing the leases.

                  In September and October 1999, Merkazim received land appreciation tax assessments in the amount of approximately adjusted NIS 5.5 million in respect of a part of the said buildings.

                  Merkazim received a legal opinion to the effect that the above leases are subject to income tax and not land appreciation tax. Merkazim reported to the tax authorities on this basis.

                  Merkazim has appealed the said land appreciation tax assessments (adjusted NIS 1.7 million of which relates to an asset which does not, and did not, belong to Merkazim).

                  Based on the abovementioned legal opinion and on certificates received from the income tax authorities, management of Merkazim is of the opinion that no additional tax liability will arise in respect of this matter and, accordingly, has not made any provisions for the said assessments.

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

NOTE 12 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED
          PARTIES:

             a.   TRANSACTIONS WITH INTERESTED PARTIES AND RELATED PARTIES:

                                                                                        1999             1998             1997
                                                                                      -------           ------           -------
                                                                                               ADJUSTED NIS IN THOUSANDS
                                                                                      ------------------------------------------
                    Income (expenses):
                        Consolidated:
                          Lease fees for buildings - from interested parties (1)          968            3,580             3,500
                                                                                      =======           ======           =======
                          management fees from associated companies                     1,412            1,216             1,400
                                                                                      =======           ======           =======
                          General and administrative expenses -
                              management fees to shareholders
                              (2 companies) (2) (3)                                    (1,092)          (1,394)           (1,185)
                                                                                      =======           ======           =======
                          Financial expenses - to a bank -
                            interested party - net*                                      (255)          (1,214)             (438)
                                                                                      =======           ======           =======
                     Salary to related party employed by the Company                   (2,228)            (988)             (438)
                                                                                      =======           ======           =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

                                                                         1999            1998           1997
                                                                        -------         ------         -------
                                                                                ADJUSTED NIS IN THOUSANDS
                                                                        --------------------------------------
                The Company:
                   Management fees from an associated company
                      and a subsidiary                                    1,412          1,207           1,301
                                                                        =======         ======          ======
                   Financial expenses - to a bank -
                      interested party - net*                               (28)          (842)           (448)
                                                                        =======         ======          ======
                   Participation in expenses of a subsidiary               (903)
                                                                        =======

                * In 1999 - for the three months ended March 31, 1999, when the bank ceased being an interested party.


                  (1) In management's opinion, the lease fees are similar to those generally prevailing for similar leases.

                  (2)  See also note 1a(1).

                  (3) The management fees are paid at the end of each quarter in a fixed amount linked to the Israeli CPI in accordance with a shareholders' agreement.

                  As to other transactions with, and commitments to, interested parties, see note 9.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

             b.   BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES:

                  1)   Current and long-term  receivables:

                                                                                                DECEMBER 31
                                                                                        ---------------------------
                                                                                         1999                 1998
                                                                                        ------               ------
                                                                                         ADJUSTED NIS IN THOUSANDS
                                                                                        ---------------------------
                            Consolidated:
                               a)  Cash and cash equivalents:
                                      Balance at balance sheet date                                          15,620
                                                                                                            =======
                                      Highest balance during the year*                    2,934             262,630
                                                                                        =======             =======
                               b)  Short-term loans to shareholders***                   79,591
                                                                                        =======
                               c)  Long-term receivables - loans to associated
                                      companies**                                        19,355              13,265
                                                                                        =======             =======
                            The Company:
                               a)  Cash and cash equivalents:
                                      Balance at balance sheet date                                          15,462
                                                                                                            =======
                                      Highest balance during the year*                    1,920             263,914
                                                                                        =======             =======
                               b)  Short-term loans to shareholders                      79,591
                                                                                        =======
                               c)  Long-term receivables - loans to associated
                                      companies**                                        19,355              13,265
                                                                                        =======             =======
                               d)  Short-term loans from subsidiaries                     5,923               5,039
                                                                                        =======             =======

                       As to current balances with associated companies, see
                       note 14b.

                  * The highest balance in 1999 relates to the three months ended March 31, 1999, when the bank ceased being an interested party.

                  ** The loans are linked to the Israeli CPI and bear annual interest at the rate of 4%-5%.

                       The balance outstanding as of December 31, 1999 was the highest during the year.

                  *** The loans are linked to the Israeli CPI and bear no interest.

                  2) Long-term liability in respect of acquisition of land - business inventory - is linked to the Israeli CPI and bears no interest.

             c. As to investments in associated companies, some of which are interested parties, see note 3.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - TRANSACTIONS AND BALANCE WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

             d.   As to investments in quoted shares of an interested party, see note 14a.

             e. In the ordinary course of business, the Company carries out transactions with entities that are, or could be, included in the definition of interested parties because of their connection with a bank that - until March 31, 1999 - was an interested party in the Company. In view of the above, it is impractical to record the transactions with such entities separately and, therefore, no information thereon is given in these financial statements. Management is of the opinion that, in view of Company procedures and their implementation, such transactions were carried out in the ordinary course of business and at prices and credit terms that do not differ from those generally prevailing on the market.

NOTE 13 - LINKAGE OF MONETARY BALANCES:

             a.   AS FOLLOWS:

                                                                                             DECEMBER 31, 1999
                                                                    --------------------------------------------------------------
                                                                      IN, OR
                                                                     LINKED TO            LINKED
                                                                       THE                TO THE          UNLINKED          TOTAL
                                                                    U.S. DOLLAR         ISRAELI CPI
                                                                    -----------         -----------       --------         -------
                                                                                          ADJUSTED NIS IN THOUSANDS
                                                                    --------------------------------------------------------------
               Consolidated:
                   Assets:
                      Current assets:
                         Cash and cash equivalents                       165                                  4,367          4,532
                         Short-term loans to shareholders                                  79,591                           79,591
                         Short-term investments                                                                 171            171
                         Accounts receivable                          10,707                5,001             1,038         16,746
                         Investments and long-term receivables:
                          Loans to associated companies                                    19,355                           19,355
                          Long-term bank deposit
                            (including current maturities)                                  9,556                            9,556
                                                                     -------              -------           -------        -------
                                                                      10,872              113,503             5,576        129,951
                                                                     =======              =======           =======        =======
                   Liabilities:
                      Current liabilities:
                          Bank credit                                                                         6,973          6,973
                          Accounts payable and accruals                                                      31,255         31,255
                      Long-term liabilities:
                          Payables in respect of acquisition
                             of land - business inventory                                  11,418                           11,418
                          Bank loans (including
                             current maturities)                                          101,716                          101,716
                          Capital notes to associated company                                               151,601        151,601
                                                                                          -------           -------        -------
                                                                                          113,134           189,829        302,963
                                                                                          =======           =======        =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13 - LINKAGE OF MONETARY BALANCES (continued):

                                                                                      DECEMBER 31, 1999
                                                                  --------------------------------------------------------
                                                                    IN, OR
                                                                   LINKED TO             LINKED
                                                                      THE                TO THE     UNLINKED        TOTAL
                                                                  U.S. DOLLAR         ISRAELI CPI
                                                                  -----------         -----------   --------        ------
                                                                                   ADJUSTED NIS IN THOUSANDS
                                                                  --------------------------------------------------------
               The Company:
                   Assets:
                      Current assets:
                          Cash and cash equivalents                    165                               163           328
                          Short-term loans to shareholders                             79,591                       79,591
                          Short-term investments                                                         171           171
                          Accounts receivable                                           5,001            849         5,850
                       Investments and long-term
                          receivables:
                          Loans to associated companies                                19,355                       19,355
                          Long-term bank deposit,
                              (including current maturities)                            9,556                        9,556
                                                                   -------            -------        -------       -------
                                                                       165            113,503          1,183       114,851
                                                                   =======            =======        =======       =======
                   Liabilities:
                      Current liabilities:
                          Bank credit                                                                  6,192         6,192
                          Accounts payable and accruals                                               30,398        30,398
                      Long-term bank loans (including
                          current maturities)                                          76,284                       76,284
                      Capital notes to associated
                          company and subsidiary                                                     151,539       151,539
                                                                                      -------        -------       -------
                                                                                       76,284        188,129       264,413
                                                                                      =======        =======       =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13 - LINKAGE OF MONETARY BALANCES (continued):

             b.   DATA REGARDING THE EXCHANGE RATE AND THE ISRAELI CPI:

                                                                                       EXCHANGE RATE
                                                                                        OF ONE U.S.             ISRAELI
                                                                                          DOLLAR                  CPI*
                                                                                       -------------          ------------
                       At end of year:
                           1999                                                          NIS 4.153            168.5 points
                           1998                                                          NIS 4.160            166.3 points
                           1997                                                          NIS 3.536            153.1 points
                           1996                                                          NIS 3.251            143.1 points
                       Increase (decrease) during the year:
                           1999                                                             (0.2)%                1.3%
                           1998                                                             17.6%                 8.6%
                           1997                                                              8.8%                 7.0%


                  * Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

             BALANCE SHEETS:

                                                                   CONSOLIDATED                      THE COMPANY
                                                             ------------------------         ------------------------
                                                                    DECEMBER 31                      DECEMBER 31
                                                             ------------------------         ------------------------
                                                              1999             1998            1999             1998
                                                             -------          -------         -------          -------
                                                                              ADJUSTED NIS IN THOUSANDS
                                                             ---------------------------------------------------------
             a.  SHORT-TERM INVESTMENTS:

                    Quoted shares of an
                        interested party                         171               91             171               91
                    Current maturities of
                        long-term bank
                        deposit, see c. below                  3,695            1,787           3,695            1,787
                                                             -------          -------         -------          -------
                                                               3,866            1,878           3,866            1,878
                                                             =======          =======         =======          =======

             b.  ACCOUNTS RECEIVABLE:

                    Associated companies
                        and others                             1,034              641           1,034              641
                    Government of Israel                         103              453             103              281
                    Purchasers of buildings                   15,447            7,271           4,672            7,271
                    Other                                        162              209              41               50
                                                             -------          -------         -------          -------
                                                              16,746            8,574           5,850            8,243
                                                             =======          =======         =======          =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

                    c. LONG-TERM BANK DEPOSIT

                       The deposit is linked to the Israeli CPI, bears annual interest at the rate of 4.5% and is repayable in twelve equal quarterly payments beginning September 1999.

                                                                           CONSOLIDATED                          THE COMPANY
                                                                    --------------------------          --------------------------
                                                                            DECEMBER 31                          DECEMBER 31
                                                                    --------------------------          --------------------------
                                                                     1999               1998             1999               1998
                                                                    -------            -------          -------            -------
                                                                                        ADJUSTED NIS IN THOUSANDS
                                                                    --------------------------------------------------------------
                    d. BANK CREDIT:
                            Short-term credit and loans               6,973                865            6,192                865
                            Current maturities of long-term
                              loans, see note 6                       7,827             23,906            5,868             21,951
                                                                    -------            -------          -------            -------
                                                                     14,800             24,771           12,060             22,816
                                                                    =======            =======          =======            =======

                    e. ACCOUNTS PAYABLE AND ACCRUALS:
                            Trade                                       320                552              320                552
                            Accrued expenses                          2,033              1,808            1,418              1,273
                            Government of Israel                     26,274              1,027           20,486                410
                            Subsidiaries - current accounts                                               5,922              5,039
                            Other                                     2,704             12,487            2,328             11,383
                                                                    -------            -------          -------            -------
                                                                     31,331             15,874           30,474             18,657
                                                                    =======            =======          =======            =======

                    f. CONCENTRATIONS OF CREDIT RISKS

                       The group's cash and cash equivalents, short-term investments and long-term deposit at December 31, 1999 and 1998 were deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

                    g. FAIR VALUE OF FINANCIAL INSTRUMENTS

                       The financial instruments of the group consist of non-derivative assets and liabilities (items included in working capital, long-term loans to associated and other companies, long-term bank deposit, capital notes from associated companies and subsidiaries, short-term and long-term bank loans, capital notes to associated company and long-term liabilities in respect of purchase of land). The Company also has investments in associated and other companies whose shares are publicly traded.

                       In view of their nature, the fair value of financial instruments included in the working capital of the group is usually identical or close to their carrying value. The fair value of long-term loans to associated and other companies, long-term bank deposit and short-term and long-term bank loans also approximates their carrying value, since they bear interest at rates close to prevailing market rates. As to the fair value of investments in other companies - traded in the Tel-Aviv Stock Exchange - see note 4. The determination of the fair value of the capital notes from associated companies and subsidiaries, capital notes to associated company and long-term liabilities in respect of acquisition of land (see note 9 (a)(2)), is impractical.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

          STATEMENTS OF INCOME:

                                                                                       1999           1998              1997
                                                                                      ------         ------            ------
                                                                                            ADJUSTED NIS IN THOUSANDS
                                                                                      ---------------------------------------
           h. GENERAL AND ADMINISTRATIVE EXPENSES:
                   Consolidated:
                      Management fees (mainly to shareholders)                         1,093          1,088             1,185
                      Payroll and related expenses                                     3,387          2,243             2,387
                      Office rent and maintenance                                        321            339               290
                      Professional fees                                                  567            789               773
                      Other                                                              617            889               300
                                                                                      ------         ------            ------
                                                                                       5,985          5,348             4,935
                                                                                      ======         ======            ======
                   The Company:
                      Payroll and related expenses                                     1,162                            1,122
                      Office rent and maintenance                                        301            323               290
                      Professional fees                                                  511            629               539
                      Other                                                              423            526                96
                                                                                      ------         ------            ------
                                                                                       2,397          1,478             2,047
                                                                                      ======         ======            ======
           i. FINANCIAL EXPENSES - NET:
                   Consolidated:
                      Expenses:
                          In respect of long-term loans                                4,832          4,458             8,720
                          In respect of short-term bank credit                           357            373             1,914
                          In respect of short-term loans from shareholders                                                188
                          Other                                                           40            560               156
                          L e s s  - financial expenses capitalized to cost of
                             buildings under construction                                            (1,006)             (657)
                                                                                      ------         ------            ------
                                                                                       5,229          4,385            10,321
                                                                                      ------         ------            ------
                      Income:
                          In respect of long-term bank deposit                           450            455               460
                          In respect of short-term bank deposits                       1,760
                          In respect of short-term loans to associated companies         628            507             2,772
                          Other                                                          550          1,544               944
                                                                                      ------         ------            ------
                                                                                       3,388          2,506             4,176
                                                                                      ------         ------            ------
                                                                                       1,841          1,879             6,145
                                                                                      ======         ======            ======
                   The Company:
                      Expenses:
                          In respect of long-term bank loans                           3,720          4,138             5,632
                          In respect of short-term bank credit                           357            373             1,903
                          In respect of short-term loans from shareholders                                                188
                          Other                                                           22            124             1,004
                          L e s s  - financial expenses capitalized to cost
                             of buildings under construction                                         (1,006)             (657)
                                                                                      ------         ------            ------
                                                                                       4,099          3,629             8,070
                                                                                      ------         ------            ------
                      Income:
                          In respect of long-term bank deposit                           450            455               460
                          In respect of short-term bank deposits                       1,760
                          In respect of short-term loans to subsidiaries
                             and associated companies                                    800          1,409             3,904
                          Other                                                          137            726
                                                                                      ------         ------            ------
                                                                                       3,147          2,590             4,364
                                                                                      ------         ------            ------
                                                                                         952          1,039             3,706
                                                                                      ======         ======            ======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

    NOTE 15 - INFORMATION ON BUSINESS SEGMENTS AND ON INVESTMENTS IN ASSOCIATED AND OTHER COMPANIES CLASSIFIED BY BUSINESS SEGMENTS

                  The Company, through a joint venture, subsidiaries, associated companies and other companies, is engaged in construction, real estate, computers, communications and software.

                  a. FOLLOWING ARE DATA OF INVESTMENTS IN ASSOCIATED COMPANIES (AS TO THE ACTIVITIES OF THE ASSOCIATED COMPANIES - SEE
                       NOTE 3c):

                       1) Share in profits (losses) of associated companies - net (consolidated):

                                                                            1999              1998                1997
                                                                           -------           -------             -------
                                                                                      ADJUSTED NIS IN THOUSANDS
                                                                           ---------------------------------------------
                                   Construction and real
                                       estate                                6,410             6,649               7,408
                                   Computers, communications
                                       and software                         (3,989)             (156)              2,067
                                                                           -------           -------             -------
                                                                             2,421             6,493               9,475
                                                                           =======           =======             =======

                       2)   Investments in associated companies (consolidated):

                                                                                  DECEMBER 31
                                                                           -------------------------
                                                                             1999             1998
                                                                           --------          -------
                                                                           ADJUSTED NIS IN THOUSANDS
                                                                           -------------------------
                                   Construction and real
                                       estate                               184,765          376,065
                                   Computers, communications
                                       and software                             365            1,075
                                                                           --------          -------
                                                                            185,130          377,140
                                                                           ========          =======

                  b. INVESTMENTS IN OTHER COMPANIES - CLASSIFIED BY ACTIVITY (SEE ALSO NOTE 4):

                                                                                                   DECEMBER 31
                                                                                          -----------------------------
                                                                                            1999                 1998
                                                                                          --------              -------
                                                                                             ADJUSTED NIS IN THOUSANDS
                                                                                          -----------------------------
                            Construction and real estate                                   192,187                  467
                            Computers, communications and
                               software                                                     46,849               50,988
                            Optical checking instruments                                     2,571                2,530
                            Medicine and biotechnology                                       1,046                  852
                            Investment companies and
                               venture capital funds                                         1,721                2,329
                                                                                          --------              -------
                                                                                           244,374               57,166
                                                                                          ========              =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 16 - SUBSEQUENT EVENTS:

            a. The Company intends to separate the investments in high-tech Companies from the real estate and construction activity.

            b. Subsequent to December 31, 1999, the Company invested $ 1.2 million in Interlink Computer Communications. Ltd. ("Interlink"), a developer and provider of Web-based applications integration software in the e-business environment.

                  The Company holds 12% in Interlink. In addition, the Company has a 15 month option to invest another $ 500,000 in Interlink, based on company worth of $ 13 million.

            c.    See note 4k.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - NOMINAL DATA OF THE COMPANY:

            a.    BALANCE SHEET DATA:

                                                                                             NOMINAL NIS
                                                                                             IN THOUSANDS
                                                                                      --------------------------
                                                                                             DECEMBER 31
                                                                                      --------------------------
                                                                                       1999               1998
                                                                                      -------            -------
                                                     A S S E T S

                      Current assets:
                          Cash and cash equivalents                                       328             21,109
                          Short-term loans to shareholders                             79,591
                          Short-term investments                                        3,866              1,853
                          Accounts receivable                                           5,850              8,134
                                                                                      -------            -------
                                                                                       89,635             31,096
                                                                                      -------            -------
                      Investments and long-term receivables:
                          Subsidiaries                                                 27,647             19,648
                          Associated companies                                        136,633            234,002
                          Other companies                                             162,581             49,986
                          Long-term bank deposit, net of current maturities             5,861              9,423
                                                                                      -------            -------
                                                                                      332,722            313,059
                                                                                      -------            -------
                      Fixed assets, net of accumulated depreciation                    49,900             44,344
                                                                                      -------            -------
                                                                                      472,257            388,499
                                                                                      =======            =======
                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                      Current liabilities:
                          Short-term bank credit                                       12,060             22,514
                          Accounts payable and accruals                                30,474             19,121
                          Dividend payable                                                                20,000
                          Deferred income taxes                                                            2,114
                                                                                      -------            -------
                                                                                       42,534             63,749
                                                                                      -------            -------
                      Long-term liabilities:
                          Bank loans (net of current maturities)                       70,416             75,223
                          Capital notes to associated company and a
                             subsidiary                                               151,539            151,539
                          Deferred income taxes                                           492                 89
                                                                                      -------            -------
                                                                                      222,447            226,851
                                                                                      -------            -------
                                 T o t a l  liabilities                               264,981            290,600
                      Shareholders' equity, see c. below                              207,276             97,899
                                                                                      -------            -------
                                                                                      472,257            388,499
                                                                                      =======            =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - NOMINAL DATA OF THE COMPANY (continued):

            b.    OPERATING RESULTS DATA:

                                                                                          NOMINAL NIS IN THOUSANDS
                                                                                   -------------------------------------
                                                                                    1999            1998          1997
                                                                                   -------         -------       -------
           Revenues and gains:
               From lease of buildings                                               3,352             311
               Share in profits of associated companies - net                       10,427             846         9,812
               Share in profits of subsidiaries - net                                7,999           2,321         6,102
               Gain on dilution of holding in associated companies
                  resulting from sale and issuance of shares to a
                  third party - net                                                 11,595          12,715       128,326
               Gain from sale of investments in other companies                    136,412          12,251
               Gain from sale and increase in value of
                  marketable securities - net                                           80                         7,102
               Gain from sale of buildings                                           2,298          18,025
               Dividend received from another company                                1,100             458           351
               Management fees from associated company and
                  from a subsidiary                                                  1,392             950         1,161
                                                                                   -------         -------       -------
                                                                                   174,655          47,877       152,854
                                                                                   -------         -------       -------
           Expenses and losses:
               Operating cost of buildings for rent (including depreciation)         1,574
               Write-down of investment in other companies                             142           4,000         5,600
               General and administrative expenses (including
                  depreciation)                                                      2,468           1,406         1,828
               Loss from decrease in value of marketable securities - net                               51
               Financial expenses - net                                                692           4,695         6,362
                                                                                   -------         -------       -------
                                                                                     4,876          10,152        13,790
                                                                                   -------         -------       -------
           Income before taxes on income                                           169,779          37,725       139,064
           Taxes on income                                                          60,402          11,006        25,921
                                                                                   -------         -------       -------
           Net income for the year - nominal                                       109,377          26,719       113,143
                                                                                   =======         =======       =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - NOMINAL DATA OF THE COMPANY (continued):

            c.    CHANGES IN SHAREHOLDERS' EQUITY:

                                                                        NOMINAL NIS IN THOUSANDS
                                                          ---------------------------------------------------------
                                                           SHARE          CAPITAL         RETAINED
                                                          CAPITAL         SURPLUS         EARNINGS           TOTAL
                                                          -------         -------         --------          -------
               Balance at January 1, 1997                    *             31,084          36,953            68,037
               Changes during 1997:
                   Net income                                                             113,143           113,143
                   Dividend                                                               (90,000)          (90,000)
                                                           ------         -------         -------           -------
               Balance at December 31, 1997                  *             31,084          60,096            91,180
               Changes during 1998:
                   Net income                                                              26,719            26,719
                   Proposed dividend                                                      (20,000)          (20,000)
                                                           ------         -------         -------           -------
               Balance at December 31, 1998                  *             31,084          66,815            97,899
               Changes during 1999 -
                   net income                                                             109,377           109,377
                                                           ------         -------         -------           -------
               Balance at December 31, 1999                  *             31,084         176,192           207,276
                                                           ======         =======         =======           =======


                    *  Represents an amount less than nominal NIS 1,000.

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

            a.    GENERAL:

                  1) As stated in note 1b, the primary financial statements of the Company are drawn up in Israeli currency adjusted for the changes in the Israeli CPI.

                        For incorporation in the financial statements of the Company's U.S. shareholder, Ampal-American Israel Corporation ("Ampal"), the Company also prepared these special condensed consolidated financial statements ("the special statements"), see below.

                  2) Through December 31, 1992, Ampal translated the nominal Israeli currency data of the Company on the basis of which the primary financial statements were prepared into dollars for the purpose of inclusion in its financial statements. The translation was made in accordance with the principles of remeasurement set forth in Statement of Financial Accounting Standard ("FAS") No. 52 of the Financial Accounting Standards Board of the United States ("FASB") for entities operating in a highly inflationary economy.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

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

                        (e) Adjustments required to make the data conform with U.S. generally accepted accounting principles ("GAAP") have been made.

                  4) For the convenience of Ampal, these special statements have been translated into dollars in accordance with the principles set forth in FAS 52.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

            b.    FOLLOWING ARE THE SPECIAL STATEMENTS:

                  1)    Consolidated balance sheets at December 31, 1999 and
                        1998:

                                                                                                    TRANSLATED INTO
                                                                                                      U.S. DOLLARS,
                                                                  NEW ISRAELI SHEKELS                SEE a(4) ABOVE
                                                                -----------------------          ------------------------
                                                                      DECEMBER 31                       DECEMBER 31
                                                                -----------------------          ------------------------
                                                                 1999            1998              1999            1998
                                                                -------         -------          --------         -------
                                                                      IN THOUSANDS                     IN THOUSANDS
                                                                -----------------------          ------------------------
                       A S S E T S

    Current assets:
        Cash and cash equivalents                                 4,532          25,498             1,091           6,129
        Short-term loans to shareholders                         79,591                            19,165
        Short-term investments                                    3,866           1,853               931             445
        Accounts receivable                                      16,746           8,454             4,021           2,032
                                                                -------         -------          --------         -------
                                                                104,735          35,805            25,208           8,606
                                                                -------         -------          --------         -------
    Land - business inventory                                    12,191          12,150             2,935           2,921
                                                                -------         -------          --------         -------
    Investments and long-term receivables:
        Associated companies                                    174,124         271,419            41,927          65,245
        Other companies                                         274,231         126,385            66,032          30,381
        Long-term bank deposit, net of
           current maturities                                     5,861           9,423             1,411           2,265
                                                                -------         -------          --------         -------
                                                                454,216         407,227           109,370          97,891
                                                                -------         -------          --------         -------
    Fixed assets, net of accumulated depreciation                62,647          56,368            15,083          13,550
                                                                -------         -------          --------         -------
                                                                633,789         511,550           152,596         122,968
                                                                =======         =======          ========         =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                                                                                                    TRANSLATED INTO
                                                                                                     U.S. DOLLARS,
                                                                 NEW ISRAELI SHEKELS                 SEE a(4) ABOVE
                                                              ------------------------          ------------------------
                                                                     DECEMBER 31                      DECEMBER 31
                                                              ------------------------          ------------------------
                                                               1999             1998              1999            1998
                                                              -------          -------          --------         -------
                                                                    IN THOUSANDS                      IN THOUSANDS
                                                              ------------------------          ------------------------
               LIABILITIES AND SHAREHOLDERS' EQUITY


    Current liabilities:
        Bank credit                                            14,800           24,443             3,564           5,876
        Accounts payable and accruals                          31,121           15,664             7,495           3,765
        Dividend payable                                                        20,000                             4,808
        Deferred income taxes
                                                              -------          -------          --------         -------
                                                               45,921           60,107            11,059          14,449
                                                              -------          -------          --------         -------
    Long-term liabilities:
        Bank loans (net of current maturities)                 93,889          100,299            22,618          24,109
        Capital notes to associated company                   151,601          151,601            36,504          36,442
        Liability for employee rights upon
           retirement, net of amount funded                        45               10                11               2
        Payables in respect of acquisition of
           land - business inventory - related parties         11,418           11,767             2,749           2,829
        Deferred income taxes                                  19,437           36,562             4,680           8,789
                                                              -------          -------          --------         -------
                                                              276,390          300,239            66,562          72,171
                                                              -------          -------          --------         -------
           T o t a l  liabilities                             322,311          360,346            77,621          86,620
    Minority interest                                              17               21                 4               5
    Shareholders' equity                                      311,461          151,183            74,971          36,343
                                                              -------          -------          --------         -------
                                                              633,789          511,550           152,596         122,968
                                                              =======          =======          ========         =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                  2) Consolidated income statements for the years ended 1999, 1998 and 1997:

                                                                                 TRANSLATION INTO U.S. DOLLARS
                                                      NEW ISRAELI SHEKELS                SEE a(4) ABOVE
                                                 -----------------------------   -----------------------------
                                                  1999        1998       1997     1999       1998        1997
                                                 -------     ------     ------   ------     ------      ------
                                                    ADJUSTED NIS IN THOUSANDS             IN THOUSANDS
                                                 -----------------------------   -----------------------------
Revenues and gains:
    From lease of buildings                        9,089      6,296      5,505     2,196      1,594      1,596
    Share in profits of associated
       companies - net                             5,435      1,015      7,323     1,313        257      2,123
    Gain on dilution of holding in
       associated companies resulting
       from sale and issuance of shares
       to a third party - net                     12,209     14,168    118,402     3,002      3,587     32,954
    Gain from sale and increase in
       value of marketable securities - net           80                31,729        19                 9,196
    Gain from sale of fixed assets
       (mainly buildings)                         12,696     14,713     23,196     3,067      3,725      6,725
    Gain from sale of investments in
       other companies                           136,320                          33,330
    Dividend received from another
       company                                     1,100        474        351       265        120        102
    Management fees from
       associated companies                        1,392      1,086      1,250       336        275        363
                                                 -------     ------    -------    ------    -------     ------
                                                 178,321     37,752    187,756    43,528      9,558     53,059
                                                 -------     ------    -------    ------    -------     ------
Expenses and losses:
    Depreciation of buildings for rent             1,457        458                  352        116
    Operating cost of buildings for rent           1,574                             380
    Write-down of investment in
       other companies                               142      4,000      5,547        34        961      1,608
    Loss from decrease in value of
       marketable securities - net                            3,432                             869
    General and administrative expenses            4,925      5,170      4,699     1,190      1,309      1,362
    Financial expenses - net                       1,918     10,064     11,562       462      2,548      3,352
                                                 -------     ------    -------    ------    -------     ------
                                                  10,016     23,124     21,808     2,418      5,803      6,322
                                                 -------     ------    -------    ------    -------     ------
Income before taxes on income                    168,305     14,628    165,948    41,110      3,755     46,737
Taxes on income                                   60,043      8,094     33,762    13,834      2,131      9,788
                                                 -------     ------    -------    ------    -------     ------
Income after taxes on income                     108,262      6,534    132,186    27,276      1,624     36,949
Minority interest in losses of a subsidiary            4                               1
                                                 -------     ------    -------    ------    -------     ------
Net income for the year                          108,266      6,534    132,186    27,277      1,624     36,949
                                                 =======     ======    =======    ======    =======     ======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                  3) Statements of changes in shareholders' equity for the years ended December 31, 1999, 1998 and 1997:

                                                                                     NEW ISRAELI SHEKELS
                                                          --------------------------------------------------------------------------
                                                                                      ACCUMULATED OTHER
                                                                                    COMPREHENSIVE INCOME -
                                                                                     UNREALIZED INCOME ON
                                                            SHARE       SHARE       MARKETABLE SECURITIES       RETAINED
                                                           CAPITAL     PREMIUM     AVAILABLE FOR SALE - NET     EARNINGS     TOTAL
                                                          ---------   ---------   --------------------------   ----------   -------
                                                                                         IN THOUSANDS
                                                          --------------------------------------------------------------------------
             Balance at January 1, 1997                        434      31,220                                   40,032      71,686
             Changes during 1997:
                 Net income                                                                                     132,186     132,186
                 Dividend                                                                                       (90,000)    (90,000)
                                                            ------      ------                                  -------     -------
             Balance at December 31, 1997                      434      31,220                                   82,218     113,872
             Changes during 1998:
                 Net income                                                                                       6,534       6,534
                 Other comprehensive income -
                    unrealized income on
                    marketable securities available
                    for sale - net                                                           50,777                          50,777
                                                                                            -------             -------     -------
                 Total comprehensive income                                                  50,777               6,534      57,311
                                                                                                                -------     -------
                 Dividend                                                                                       (20,000)    (20,000)
                                                            ------      ------              -------             -------     -------
             Balance at December 31, 1998                      434      31,220               50,777              68,752     151,183
             Changes during 1999:
                 Net income                                                                                     108,266     108,266
                 Other comprehensive income -
                    unrealized income on marketable
                    securities available for sale - net                                      52,012                          52,012
                                                                                            -------             -------     -------
                 Total comprehensive income                                                  52,012             108,266     160,278
                                                            ------      ------              -------             -------     -------
             Balance at December 31, 1999                      434      31,220              102,789             177,018     311,461
                                                            ======      ======              =======             =======     =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                                                                        TRANSLATED INTO U.S. DOLLARS, SEE a(4) ABOVE
                                                          -----------------------------------------------------------------------
                                                                                              ACCUMULATED OTHER
                                                                                                COMPREHENSIVE
                                                                                                 INCOME (LOSS)
                                                                                          --------------------------
                                                                                            UNREALIZED
                                                                                            INCOME ON
                                                                                            MARKETABLE
                                                                                            SECURITIES
                                                           SHARE     SHARE    RETAINED    AVAILABLE FOR  TRANSLATION
                                                          CAPITAL   PREMIUM   EARNINGS      SALE - NET   DIFFERENCES      TOTAL
                                                          -------   -------   --------    -------------  -----------      -----
                                                                                        IN THOUSANDS
                                                          -----------------------------------------------------------------------

Balance at January 1, 1997                                    157    10,477      12,009                        (592)      22,051
                                                                                 ------                     -------      -------
Changes during 1997:
    Net income                                                                   36,949                                   36,949
    Other comprehensive loss - translation differences                                                       (1,251)      (1,251)
                                                                                 ------                     -------      -------
    T o t a l  comprehensive income (loss)                                       36,949                      (1,251)      35,698
                                                                                 ------                     -------      -------
    Dividend                                                                    (25,546)                                 (25,546)
                                                           ------    ------      ------                                  -------
Balance at December 31, 1997                                  157    10,477      23,412                      (1,843)      32,203
                                                                                 ------                     -------      -------
Changes during 1998:
    Net income                                                                    1,624                                    1,624
    Other comprehensive income (loss):
       Translation differences                                                                               (4,430)      (4,430)
       Unrealized income from marketable securities
         available for sale - net                                                              11,754                     11,754
                                                                                 ------        ------       -------      -------
    T o t a l  comprehensive income (loss)                                        1,624        11,754        (4,430)       8,948
                                                                                 ------                     -------      -------
    Dividend                                                                     (4,808)                                  (4,808)
                                                           ------    ------      ------        ------       -------      -------
Balance at December 31, 1998                                  157    10,477      20,228        11,754        (6,273)      36,343
Changes during 1999:
    Net income                                                                   27,277                                   27,277
    Other comprehensive income (loss):
       Translation differences                                                                              (1,620)       (1,620)
       Unrealized income from marketable securities
         available for sale - net                                                              12,971                     12,971
                                                                                 ------        ------       -------      -------
    T o t a l  comprehensive income (loss)                                       27,277        12,971        (1,620)      38,628
                                                           ------    ------      ------        ------       -------      -------
Balance at December 31, 1999                                  157    10,477      47,505        24,725        (7,893)      74,971
                                                           ======    ======      ======        ======       =======      =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 18 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                  4) Reconciliation of nominal/historical net income and shareholders' equity under Israeli generally accepted accounting principles (GAAP) to U.S. GAAP:

                                                                                          NEW ISRAELI SHEKELS
                                                                            ----------------------------------------------
                                                                             1999                 1998              1997
                                                                            -------              ------            -------
                                                                                              IN THOUSANDS
                                                                            ----------------------------------------------
        (a)    Net income for the year:
                   Net income - historical/nominal
                      amount (see note 17)                                  109,377              26,719            113,143
                                                                            -------             -------            -------
                   Reconciliation to U.S. GAAP:
                      Effect of application of principles
                          applicable to economies no longer
                          considered highly inflationary:
                          Depreciation                                         (465)               (461)              (456)
                          Share in profits of associated companies           (5,008)                279              5,573
                          Deferred income taxes                               4,362              (2,138)            (3,939)
                       Other:
                          Gain from increase in value of shares
                          which are presented as trading securities
                          while in the Israeli GAAP financial
                          statements the investment in those
                          shares are accounted for by the equity
                          method                                                                (11,109)            11,109
                          Gain from sale of building - net                                       (6,756)             6,756
                                                                            -------             -------            -------
                                                                             (1,111)            (20,185)            19,043
                                                                            -------             -------            -------
                      Net income for the year, as per (2) above             108,266               6,534            132,186
                                                                            =======             =======            =======
        (b)    Shareholders' equity at December 31, 1999,
                   1998 and 1997:
                   Shareholders' equity - historical/ nominal
                       amount (see note 17)                                 207,276              97,899             91,180
                   Reconciliation to U.S. GAAP:
                       Effect, at beginning of year, of application
                          of principles applicable to economies no
                          longer considered highly inflationary              53,284              22,692              3,649
                       Effect of reconciliation of net income for
                          the year to U.S. GAAP (see(a) above)               (1,111)            (20,185)            19,043
                       Unrealized income from marketable
                          securities available for sale - net                52,012              50,777
                                                                            -------             -------            -------
                       Shareholders' equity, as per (3) above               311,461             151,183            113,872
                                                                            =======             =======            =======



                                ---------------
                           -------------------------
                                ---------------

                    [Letterhead of Deloitte Touche Tohmatsu]

                      INDEPENDENT AUDITORS' SPECIAL REPORT

We have audited the balance sheets of Am-Hal Ltd. ("the Company"), and the consolidated balance sheets of the Company and a consolidated partnership as of December 31. 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three years in the period ended December 31, 1999, and have issued our unqualified report thereon dated February 22, 2000. The aforementioned financial statements (not presented separately herein) were prepared in new Israeli shekels ("NIS") on the historical cost basis,adjusted for changes in the general purchasing power of the NIS in accordance with standards established by the Institute of Certified Public Accountants in Israel.

As described in Note 2B, the accompanying Company and consolidated financial data in U.S. dollars ("dollars") as of the abovementioned dates and for the abovementioned years ended were prepared on the basis of financial data in nominal NIS (the basis on which the abovementioned Company and consolidated adjusted NIS financial statements were also prepared), translated into dollars in accordance with the guidelines outlined in Note 2B.

In our opinion, the accompanying financial data in dollars was translated in accordance with the guidelines described in Note 2B.

This report is intended solely for the information and use of the Boards of Directors and management of the Company and Ampal-American Israel Corp., and should not be used for any other purpose.


/s/ Brightman, Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
Certified Public Accountants

Tel Aviv, February 22, 2000.

                           [Letterhead of Fahn, Kanne & Co.]

                                                        Number 480
                                                        Tel-Aviv, March 15, 2000

                          INDEPENDENT AUDITORS' REPORT
                             TO THE SHAREHOLDERS OF
                         AMPAL INDUSTRIES (ISRAEL) LTD.

We have audited the balance sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of, December 31, 1999 and 1998 and the related statements of income, shareholders, equity and cash flows for the three years in the period ended December 31, 1999, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the reports of other auditors, the abovementioned financial statements present fairly the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the three years in the period ended December 1999, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 18) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 1999 and 1998, the results of its operations, the changes in shareholders' equity and its cash flows, for each of the three years in the period ended December 31, 1999, on the basis of the historical cost convention.

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


                                                    /s/ Fahn, Kanne & Co.
                                                      Fahn, Kanne & Co.
                                             Certified Public Accountants (Isr.)

Member firm of Grant Thorton International

                    [Letterhead of Deloitte Touche Tohmatsu]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. ("the Company") as of December 31, 1999 and 1998, and the consolidated balance sheets as of such dates, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31. 1999 and 1998, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three the years in the period ended December 31, 1999, in accordance with generally accepted accounting principles.

Furthermore, in our opinion, the financial statements are prepared in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements) - 1993.

As described in Note 2A the aforementioned financial statements have been prepared in adjusted values on the basis of the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 24.

The condensed consolidated financial information in U.S. dollars presented in
Note 26 to the financial statements, prepared at the request of an affiliate, represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 24A. In our opinion, such translation into U S. dollars was properly made in accordance with the basis stated in Note 26A.


/s/ Brightman Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
Certified Public Accountants

Haifa, February 14, 2000

                          [Letterhead of Ernst & Young]

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                  CARMEL CONTAINER SYSTEMS LTD AND SUBSIDIARIES

      We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. ("the Company") and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of subsidiaries, which statements reflect total assets constituting 20% and 20% as of December 31, 1998 and 1999, respectively, and total revenues constituting 34%, 32% and 31% of the related consolidated totals for each of the three years in the period ended December 31, 1999. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries is based solely on the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmel Container Systems Ltd. and its subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in Israel which differ in certain respects from those followed in the United States (see Note 22 to the consolidated financial statements).

      Furthermore, in our opinion, the aforementioned financial statements comply with the requirements of the Israeli Securities Regulations (Preparation of Annual Financial Statements), 1993.

      The aforementioned consolidated financial statements have been prepared on the basis of the historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, as required by the Statements of the Institute of Certified Public Accountants in Israel.


                                                 /s/ Kost Forer & Gabbay
Tel-Aviv, Israel                                    KOST FORER & GABBAY
March 5, 2000                            A Member of Ernst & Young International

                       [Letterhead of Fahn, Kanne & Co.]

                INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS
                       OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of "Coral World International Ltd." (the Company") and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the board of directors and the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain consolidated subsidiaries whose assets included in the consolidation represent 74% and 76% of the total consolidated assets as of December 31, 1999 and 1998, respectively and whose revenues included in the consolidation represent 56%, 52% and 35% of the total consolidated revenues for the three years ended December 31, 1999, 1998 and 1997, respectively. The statements of these subsidiaries were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those subsidiaries, is based on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and on the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, in accordance with generally accepted accounting principles.


                                             /s/ Fahn, Kanne & Co.

                                                Fahn, Kanne & Co.
                                       Certified Public Accountants (Isr.)


Tel-Aviv, Israel, March 2, 2000

                  Member firm of Grant Thornton International

Porat & Co.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR).

                    Report of Independent Public Accountants

                               To The Shareholders

                                       of

                         COUNTRY CLUB KFAR-SABA LIMITED

We have audited the accompanying balance sheets of Country Club Kfar-Saba Ltd. ("the Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows of the Company for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of operations, change in shareholders' equity and cash flows of the Company for each of the two years in the period ended December 31, 1999, in accordance with generally accepted accounting principles. Also, in our opinion, the financial statements based on nominal data (Note 20) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 1999 and 1998, and the results of its operations, the changes in shareholders equity, and its cash flows for each of the three years in the period ended December 31, 1999, on the basis of the historical cost convention.

As described in Note 2A the aforementioned financial statements have been prepared in adjusted values on the basis of the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 20.

                    Report of Independent Public Accountants

                              To The Shareholders

                                       of

                         COUNTRY CLUB KFAR-SABA LIMITED

The condensed financial information in U.S. dollars presented in Note 20 to the financial statement represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 2G. In our opinion, such translation into U.S. dollars was properly made in accordance with the stated basis.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal, historical net income (loss) and shareholders' equity to the extent summarized in Note 21 to the financial statements.

                                                  Porat & Co.

                                                /s/ Porat & Co.

                                       Certified Public Accountants (Isr.)

Ramat Gan, February 27, 2000

                    [Letterhead of Deloitte Touche Tohmatsu]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                         EPSILON INVESTMENT HOUSE LTD.

We have audited the Consolidated Balance Sheets of EPSILON INVESTMENT HOUSE LTD., (an Israeli corporation) (hereinafter - "the Company") and its subsidiaries as at December 31, 1999 and 1998, and the related Consolidated Statements of Income, comprehensive income and Changes in Shareholders' Equity for each of the 3 years in the period ended December 31, 1999, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audit.

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

In our opinion, the Financial Statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 1999 and 1998, the results of their operations and the changes in their shareholders' equity, for each of the 3 years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying Consolidated Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Consolidated Financial Statements.

/s/ Brightman, Almagor & Co.

BRIGHTMAN, ALMAGOR & CO.
Certified Public Accountants

Tel-Aviv, February 29, 2000

                              [Letterhead of KPMG]

Tirat HaCarmel, March 9, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Shareholders of Granite Hacarmel Investments Limited

We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 5.2% and 3.8% of the total consolidated assets as of December 31, 1999 and 1998 respectively, and whose revenues constitute 5.3%, 5.1% and 3.6% of the total consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The financial statements of those subsidiaries were audited by other auditors whose report thereon was furnished to us. Our opinion, insofar as it related to amount emanating from the financial statements of such subsidiaries, is based solely on the said report of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

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

In our opinion, based on our audit and the reports of the above mentioned other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations, changes in the shareholders' equity and their cash flows for each of the three years, the last of which ended December 31, 1999 in conformity with generally accepted accounting principles. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

As explained in Note 1, the above mentioned financial statements are stated in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

Consolidated financial statements, stated in U.S. dollars are included in Note 29 to the financial statements.

Without qualifying our opinion, we would like to bring attention to Note 25 and 28 in the financial statements regarding three claims against consolidated companies which the court has been asked to recognize as class actions and to
Note 26 in the financial statements regarding proposals to shorten agreements made by a consolidated company with filling station operators and owners, and other proposals regarding the fuel market. At this time, it is not possible to estimate the effect of the above on the fuel market in general and on the Company in particular.


/s/ Somekh Chaikin

Certified Public Accountants (Israel)

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                              To The Shareholders

                                       of

                         Hod Hasharon Sport Center Ltd.

We have audited the accompanying balance sheet of Hod Hasharon Sport Center Ltd. as at December 31, 1999 and 1998, the related changes in statements of income and changes in shareholders equity for each of the three years in the period then ended, expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of operations, change in shareholders' equity for each of the three years in the period ended December 31, 1999, in accordance with generally accepted accounting principles.

As described in Note 2A the aforementioned financial statements have been prepared in adjusted values on the basis of the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 6.

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                              To The Shareholders

                                       of

                         Hod Hasharon Sport Center Ltd.

The condensed financial information in U.S. dollars presented in Note 6 to the financial statement represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 2D. In our opinion, such translation into U.S. dollars was properly made in accordance with the stated basis.

                                                Porat and Co.

                                               /s/ Porat and Co

                                       Certified Public Accountants (Isr.)

Ramat Gan, February 20, 2000

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                                       of

              Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of operations, change in Partners Capital and cash flows for each of the three years in the period ended December 31, 1999, in accordance with generally accepted accounting principles.

As described in Note 2A the aforementioned financial statements have been prepared in adjusted values on the basis of the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, is presented in Note 20.

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                                       of

              Hod Hasharon Sport Center (1992) Limited Partnership

The condensed financial information in U.S. dollars presented in Note 20 to the financial statement represents a translation of the Partnership nominal Israeli currency financial data in accordance with the basis stated in Note 2D. In our opinion, such translation into U.S. dollars was properly made in accordance with the stated basis.

                                                 Porat and Co.

                                               /s/ Porat and Co.

                                       Certified Public Accountants (Isr.)

Ramat Gan, February 20, 2000

[Letterhead of ERNST & YOUNG]
   KOST FORER & GABBAY

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

[LOGO]

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

In our opinion. the financial statements referred to above present fairly, in all material respects. the financial position of Moriah Hotels Ltd. and its subsidiaries as at December 31, 1998 and 1997, and the results of their operations, changes in their shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see note 1 to the consolidated financial statements).

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

Ramat-Gan.
  March 14, 1999

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

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations, (Auditors Mode of Performance) - 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the above mentioned financial statements present fairly, in accordance with generally accepted accounting principles, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations, the changes in its shareholders' equity and cash flows for each of the three years, the latest ended December 31, 1997. Similarly, in our opinion, the abovementioned Financial Statements have been prepared in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements) 1993.

Without qualifying our aforementioned opinion, we draw your attention to Note 24, regarding a fire which broke out in the Company's factory and the action of the Company's management in connection with the reconstruction of the factory and renewal of operations.

                                          Shlomo Ziv & Co.

                                          /s/ Shlomo Ziv & Co.
Tel-Aviv, February 24, 1998
                                          Certified Public Accountants (Isr.)

                    [Letterhead of Deloitte Touche Tohmatsu]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                         RENAISSANCE INVESTMENT CO. LTD

We have audited the Balance Sheet of RENAISSANCE INVESTMENT CO. LTD., (an Israeli corporation) (hereinafter - "the Company") as at December 31, 1999 and 1998, and the related Statements of Income, comprehensive income and Changes in Shareholders' Equity for each of the 3 years in the period ended December 31, 1999, translated into U.S. Dollars. These Financial Statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these Financial Statements, based on our audit.

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

In our opinion, the nominal Financial referred to above, present fairly, in all material respects, the financial position of the Company, as at December 31, 1999 and 1998, the results of their operations and the changes in their shareholders' equity, for each of the 3 years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the translated amounts in the accompanying Financial Statements translated into U.S. Dollars have been computed on the basis set forth in Note 2.2 to the Financial Statements.

/s/ Brightman, Almagor & Co.,

BRIGHTMAN, ALMAGOR & CO.,
Certified Public Accountants

Tel-Aviv, February 29, 2000

                         [Letterhead of Ernst & Young]

Messrs. Ampal Ltd.

            Re: Financial statements of Shmay-Bar Real Estate 1993 Ltd. ("the Company") translated into U.S. dollars.

      As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1999 and 1998, which were audited by us, and on which we expressed our opinion on February 24, 2000, have been provided to you.

      We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1999 and 1998, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1999 and their accompanying Notes.

      In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1999 and 1998, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

      Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

      The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

                                        /s/ Kost Forer & Gabbay

Tel-Aviv, Israel                           KOST FORER & GABBAY
February 24, 2000                 A Member of Ernst & Young International

                         [Letterhead of Ernst & Young]

Messrs. Ampal Ltd.

            Re: Financial statements of Shmay-Bar (T.H.) 1993 Ltd. ("the Company") translated into U.S. dollars

      As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 1999 and 1998, which were audited by us, and on which we expressed our opinion on February 24, 2000, have been provided to you.

      We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 1999 and 1998, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Full financial statement disclosures, statements of cash flows and Consolidated financial statements of the Company and its subsidiary, which are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 1999 and their accompanying Notes.

      In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 1999 and 1998, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

      Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

      The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.


                                                 /s/ Kost Forer & Gabbay

Tel-Aviv, Israel                                   KOST FORER & GABBAY
February 24, 2000                        A Member of Ernst & Young International

                     [Letterhead of Deloitte Touche Tohmatsu
                            Brightman Almagor & Co.]

                                AUDITORS' REPORT
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      TRINET INVESTMENTS IN HIGH-TECH LTD.

We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. ("the Company") as of December 31, 1999 and 1998, and the related statements of operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 1999, in accordance with generally accepted accounting principles in Israel.

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


/s/ Brightman Almagor & Co.

Brightman Almagor & Co.
Certified Public Accountants
Tel Aviv, March 14, 2000

                    [Letterhead of Deloitte Touche Tohmatsu
                            Brightman Almagor & Co.]

                                AUDITORS' REPORT
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          TRINET VENTURE CAPITAL LTD.

We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. ("the Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain affiliates, the investments in which are recorded using the equity method of accounting. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the affiliates, is based solely on the reports of the other auditors.

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

As described in Note 2, the aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements of the Company were prepared, is presented in Note 11.

In our opinion, based on our audits and the reports of other auditors, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1999, in accordance with generally accepted accounting principles in Israel.

The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 12. Such financial information includes investments valued at $8,131 thousand and $8,241 thousand as of December 31, 1999 and 1998, respectively (99% of the total assets as of December 31, 1999 and 1998). The values of such investments have been estimated by the Board of Directors and management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors and management in arriving at their estimates of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

/s/ Brightman Almagor & Co.

Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, March 14, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                                          AMPAL-AMERICAN ISRAEL CORPORATION

                                    By:    /s/ Raz Steinmetz
                                          --------------------------------------
                                          Raz Steinmetz, Chief Executive Officer
                                           and President


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

SIGNATURES                                           TITLE                                     DATE
----------                                           -----                                     ----
Michael Arnon                                        Director
Benzion Benbassat                                    Director
Yaacov Elinav                                        Director
Kenneth L. Henderson                                 Director
Hillel Peled                                         Director
Daniel Steinmetz                                     Chairman of the Board
                                                      of Directors and Director
Raz Steinmetz                                        Director
Avi A. Vigder                                        Director
Eliyahu Wagner                                       Director


   /s/ Raz Steinmetz
  ----------------------------------                                                           March 30, 2000
      Raz Steinmetz, Chief Executive
     Officer and President (Principal
           Executive Officer)


   /s/ Shlomo Meichor
  ----------------------------------                                                           March 30, 2000
        Shlomo Meichor, Vice
    President-Finance and Treasurer
     (Principal Financial Officer)

   /s/ Alla Kanter
  ----------------------------------                                                           March 30, 2000
           Alla Kanter, Vice
       President-Accounting and
    Controller (Principal Accounting
              Officer)