Form 10-Q
period 2000-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2000-05-15
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended           March 31, 2000
                              -----------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                     to
                             --------------------     -----------------------

                          Commission file number 0-538

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --
       The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 18,895,015 (as of April 30, 2000).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q

                                                                                Page

Part I        Financial Information

              Consolidated Statements of Income......................             1

              Consolidated Balance Sheets............................             2

              Consolidated Statements of Cash Flows..................             4

              Consolidated Statements of Changes in Shareholders'
               Equity................................................             6

              Consolidated Statements of Comprehensive Income........             8

              Notes to the Consolidated Financial Statements.........             9

              Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........            11


Part II       Other Information......................................            14


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME




THREE MONTHS ENDED MARCH 31,                                                      2000                        1999
(Dollars in thousands, except per share data)                                  (Unaudited)                 (Unaudited)
                                                                                                             (Note 2)

REVENUES
Equity in earnings of affiliates .................................              $  2,866                     $    811
Interest:
 Related parties..................................................                    26                          104
 Others...........................................................                   348                          221
Real estate income................................................                 2,173                        1,878
Realized and unrealized gains on investments......................                 3,243                        9,088
Other.............................................................                 2,099                        1,752
                                                                                --------                     --------
     Total revenues...............................................                10,755                       13,854
                                                                                --------                     --------

EXPENSES
Interest:
 Related parties..................................................                     -                          996
 Other............................................................                 2,537                          988
Real estate expenses..............................................                 1,730                          872
Loss from impairment of investment................................                 1,500                            -
Minority interests................................................                    72                           77
Translation loss (gain)...........................................                 1,053                         (137)
Other.............................................................                 2,022                        1,710
                                                                                --------                     --------
     Total expenses...............................................                 8,914                        4,506
                                                                                 --------                    --------
Income from continuing operations before
 income taxes.....................................................                 1,841                        9,348
Provision for income taxes........................................                   679                        3,371
                                                                                 --------                     --------
Income from continuing operations.................................                 1,162                        5,977
                                                                                --------                      --------
Discontinued operations:
 Loss from operations.............................................                     -                         (425)
                                                                                --------                       --------
Loss from discontinued operations.................................                     -                         (425)
                                                                                --------                      --------

     NET INCOME...................................................              $  1,162                     $  5,552
                                                                                ========                     ========

Basic EPS Earnings per Class A share:
  Earnings from continuing operations.............................                 $ .06                        $ .25
  Loss from discontinued operations...............................                     -                         (.02)
                                                                                   -----                        -----
 Earnings per Class A share.......................................                 $ .06                        $ .23
                                                                                   =====                        =====

 Shares used in calculation (in thousands)........................                18,520                       24,094

Diluted EPS Earnings per Class A share:
  Earnings from continuing operations.............................                 $ .05                        $ .22
  Loss from discontinued operations...............................                     -                         (.02)
                                                                                   -----                         -----
 Earnings per Class A share.......................................                 $ .05                        $ .20
                                                                                   =====                         =====

 Shares used in calculation (in thousands)........................                21,723                       27,716

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,              December 31,
ASSETS AS AT                                                                       2000                     1999
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                          (Unaudited)
Cash and cash equivalents...................................................      $  8,685              $  7,409



Deposits, notes and loans receivable........................................        15,140                22,336



Investments.................................................................       321,474               273,174



Real estate property, less accumulated
 depreciation of $7,824 and $7,463..........................................        79,126                72,809



Other assets................................................................        14,647                21,052
                                                                                  --------              --------






TOTAL ASSETS................................................................      $439,072               $396,780
                                                                                  ========              =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



LIABILITIES AND                                                                            March 31,               December 31,
SHAREHOLDERS' EQUITY AS AT                                                                   2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                    (Unaudited)


LIABILITIES
Notes and loans payable:
  Related parties.................................................................        $ 15,185                 $  14,564
  Others..........................................................................         143,321                   131,296
Debentures........................................................................          22,893                    28,659
Accounts and income taxes payable, accrued
 expenses and minority interests..................................................          80,563                    65,427
                                                                                          --------                  --------

        Total liabilities.........................................................         261,962                   239,946
                                                                                          --------                  --------

SHAREHOLDERS' EQUITY

4% Cumulative Convertible Preferred Stock, $5
 par value; authorized 189,287 shares; issued
 162,519 and 165,823 shares; outstanding 159,169
 and 162,473 shares...............................................................             813                       829

6-1/2% Cumulative Convertible Preferred Stock,
 $5 par value; authorized 988,055 shares;
 issued 772,098 and 891,763 shares; outstanding 649,562
 and 769,227 shares...............................................................           3,860                     4,459

Class A Stock, $1 par value; authorized
 60,000,000 shares; issued 25,192,960 and
 24,817,445 shares; outstanding 18,773,779
 and 18,289,264 shares............................................................          25,193                    24,817

Additional paid-in capital........................................................          58,193                    57,896

Retained earnings.................................................................         119,524                   118,362

Treasury stock, at cost...........................................................         (34,863)                  (35,552)

Accumulated other comprehensive income (loss).....................................           4,390                   (13,977)
                                                                                          --------                  --------

        Total shareholders' equity................................................         177,110                   156,834
                                                                                          --------                  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................        $439,072                  $396,780
                                                                                          ========                  ========





The accompanying notes are an integral part of the consolidated financial statements.


AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS




THREE MONTHS ENDED MARCH 31,                                                                       2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                          (Unaudited)           (Unaudited)
                                                                                                                        (Note 2)
Cash flows from operating activities:
 Net income.....................................................................                $  1,162              $  5,552
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates..............................................                  (2,866)                 (811)
  Loss from discontinued operations.............................................                       -                   425
  Realized and unrealized gains on investments..................................                  (3,243)               (9,088)
  Depreciation expense..........................................................                     429                   273
  Amortization expense..........................................................                     249                   318
  Loss from impairment of investment............................................                   1,500                     -
  Translation loss (gain).......................................................                   1,053                  (137)
  Minority interests............................................................                      72                    77
  Decrease (increase) in other assets...........................................                   4,578                   (27)
  Increase in accounts and income taxes
   payable, accrued expenses and minority
   interests....................................................................                     495                 2,336
 Investments made in trading securities.........................................                 (14,336)               (4,514)
 Proceeds from sale of trading securities.......................................                   9,925                 1,235
 Dividends received from affiliates.............................................                   3,423                 2,243
                                                                                               ---------             ---------

  Net cash provided by (used in) operating
   activities...................................................................                   2,441                (2,118)
                                                                                               ---------             ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected.................................                   7,806                 6,107
 Deposits, notes and loans receivable granted...................................                    (191)               (3,702)
 Investments made in:
  Available-for-sale securities.................................................                  (2,127)                    -
  Affiliates and others.........................................................                  (9,189)               (1,863)
 Proceeds from sale of investments:
  Others........................................................................                   1,133                 1,072
 Deposit-sale of affiliate......................................................                       -                 7,581
 Capital improvements...........................................................                  (5,768)                 (508)
                                                                                               ---------             ---------


  Net cash (used in) provided by investing
   activities...................................................................                  (8,336)                8,687
                                                                                                ---------              ---------





The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



THREE MONTHS ENDED MARCH 31,                                                                      2000                   1999
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                         (Unaudited)            (Unaudited)
                                                                                                                        (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Others............................................................................            $ 19,564                $      -
 Notes and loans payable repaid:
  Related parties...................................................................                   -                  (1,281)
  Others............................................................................              (7,285)                    (48)
 Proceeds from exercise of stock options............................................                 747                       -
 Debentures repaid..................................................................              (6,389)                 (5,764)
                                                                                                --------                 -------

  Net cash provided by (used in) financing
   activities.......................................................................               6,637                  (7,093)
                                                                                                --------                --------
Effect of exchange rate changes on cash and
 cash equivalents...................................................................                 534                     377
                                                                                                --------                --------

Net increase (decrease) in cash and cash
 equivalents........................................................................               1,276                    (147)
Cash and cash equivalents at beginning of
 period.............................................................................               7,409                  12,047
                                                                                                --------                --------

Cash and cash equivalents at end of period..........................................            $  8,685                $ 11,900
                                                                                                ========                ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
   Related parties..................................................................            $      -                $    348
   Others...........................................................................               1,540                     550
                                                                                                --------                --------
    Total interest paid.............................................................            $  1,540                $    898
                                                                                                ========                ========

 Income taxes paid..................................................................            $    139                $     36
                                                                                                ========                ========







The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




THREE MONTHS ENDED MARCH 31,                                                               2000                  1999
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                                             (Unaudited)          (Unaudited)


4% PREFERRED STOCK
Balance, beginning of year....................................................           $    829              $    861
Conversion of 3,324 and 1,983 shares into
 Class A Stock................................................................                (16)                  (10)
                                                                                         --------              --------
Balance, end of period........................................................           $    813              $    851
                                                                                         ========              ========
6-1/2% PREFERRED STOCK
Balance, beginning of year....................................................           $  4,459              $  4,626
Conversion of 119,665 and 5,093 shares into
 Class A Stock................................................................               (599)                  (25)
                                                                                         --------              --------
Balance, end of period........................................................           $  3,860              $  4,601
                                                                                         ========              ========

CLASS A STOCK
Balance, beginning of year....................................................           $ 24,817              $ 24,685
Issuance of shares upon conversion of
 Preferred Stock..............................................................                376                    25
                                                                                         --------              --------
Balance, end of period........................................................           $ 25,193              $ 24,710
                                                                                         ========              ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year....................................................           $ 57,896              $ 57,829
Conversion of Preferred Stock.................................................                239                    10
Issuance of shares upon exercise of
 stock options................................................................                 58                     -
                                                                                         --------              --------
Balance, end of period........................................................           $ 58,193              $ 57,839
                                                                                         ========              ========

RETAINED EARNINGS
Balance, beginning of year....................................................           $118,362              $ 90,615
Net income....................................................................              1,162                 5,552
                                                                                         --------              --------
Balance, end of period........................................................           $119,524              $ 96,167
                                                                                         ========              ========




The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



THREE MONTHS ENDED MARCH 31,                                                   2000                  1999
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                                 (Unaudited)          (Unaudited)


TREASURY STOCK

   4% PREFERRED STOCK
   Balance, end of period.................................................   $     (84)            $      -
                                                                             ---------             --------

   6-1/2% PREFERRED STOCK
   Balance, end of period.................................................      (1,853)                   -
                                                                             ---------             --------

   CLASS A STOCK
   Balance, beginning of year - 6,528,181
    and 605,400 shares, at cost...........................................     (33,615)              (3,829)
   Issuance of shares upon exercise of 109,000
    stock options.........................................................         689                    -
                                                                             ---------            ---------
   Balance, end of period - 6,419,181 and
    605,400 shares, at cost...............................................     (32,926)              (3,829)
                                                                             ---------            ---------


Balance, end of period....................................................   $ (34,863)           $  (3,829)
                                                                             =========            =========

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance, beginning of year.............................................   $ (13,977)            $(13,622)

   Cumulative translation adjustments:
   Balance, beginning of year.............................................     (17,676)             (18,580)
   Foreign currency translation adjustment................................         852                1,163
                                                                             ---------             --------
   Balance, end of period.................................................     (16,824)             (17,417)
                                                                             ---------             --------
   Unrealized gain on marketable securities:
   Balance, beginning of year.............................................       3,699                4,958
   Unrealized gain, net...................................................      17,515                1,745
   Transfer to trading securities.........................................           -               (1,711)
                                                                             ---------             --------
   Balance, end of period.................................................      21,214                4,992
                                                                             ---------             --------

Balance, end of period....................................................   $   4,390             $(12,425)
                                                                             =========             ========






The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





THREE MONTHS ENDED MARCH 31,                                                           2000                 1999
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                              (Unaudited)          (Unaudited)


Net income.........................................................................  $  1,162             $  5,552
                                                                                     --------             --------

Other comprehensive income, net of tax:
 Foreign currency translation adjustments..........................................       852                1,163
 Unrealized gain on securities.....................................................    17,515                1,745
                                                                                     --------             --------
 Other comprehensive income........................................................    18,367                2,908
                                                                                     --------             --------
 Comprehensive income..............................................................  $ 19,529             $  8,460
                                                                                     ========             ========

Related tax (expense) of other comprehensive income:
 Foreign currency translation adjustments..........................................  $   (236)            $   (178)
 Unrealized gain on securities.....................................................  $(11,732)            $   (940)




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

2. The December 31, 1999 consolidated balance sheet presented herein was derived from the audited December 31, 1999 consolidated financial statements of the Company.

       Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1999 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1999 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. Certain amounts in the 1999 consolidated statements of income and cash flows have been reclassified to conform with current period's presentation. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. Segment information presented below results primarily from operations in Israel.



        THREE MONTHS ENDED MARCH 31,                                               2000                                 1999
        -----------------------------------------------------------------------------------------------------------------------
        (Dollars in thousands)


        Revenues:
        Finance ..........................................................     $  5,409                             $ 10,916
        Real estate.......................................................        2,173                                1,878
        Leisure-time......................................................          416                                  390
        Intercompany adjustments..........................................         (109)                                (141)
                                                                               --------                             --------
             Total........................................................     $  7,889                             $ 13,043
                                                                               ========                             ========

        Pretax Operating (Loss) Income:
        Finance ..........................................................     $ (1,043)                            $  7,867
        Real estate.......................................................          (19)                                 654
        Leisure-time......................................................          109                                   93
                                                                               --------                             --------
             Total........................................................     $   (953)                            $  8,614
                                                                               ========                             ========

        Total Assets:
        Finance ..........................................................     $353,347*                            $272,811*
        Real estate.......................................................       82,148                               36,055
        Leisure-time......................................................       14,206                               36,436
        Intercompany adjustments..........................................      (10,629)                              (9,954)
                                                                               --------                             --------
             Total........................................................     $439,072                             $335,348
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

       The real estate segment consists of rental property owned in Israel and the United States leased to related and unrelated parties and of the operations of Am-Hal Ltd. (in 2000 only), the Company's wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel, 1999 only), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company's 51%-owned subsidiary located in Israel).

       *Includes an investment in MIRS Communications Ltd. of $111 million.

4. The following table summarizes securities that were outstanding as of March 31, 2000 and 1999, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.



       (Shares in thousands)                                                  March 31,
                                                                      ------------------------------
                                                                        2000                   1999
                                                                       ------                  -----

       Options and Rights                                                   -                  1,100


5. On April 18, 2000, the Company completed the sale of its indirect holdings in Combox Ltd. ("Combox"), through its 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), to Terayon Communications Systems, Inc. ("Terayon"), a leading supplier of broadband network systems. Ophir exchanged its 19.7% interest in Combox for approximately 150,000 shares (subsequently split 2 shares for 1 share) of Terayon. Ophir acquired Combox for approximately $2.3 million. The market price of Terayon's shares as of the market close on April 18, 2000, was $75-1/2 per share. During the first quarter of 2000, Ophir sold short approximately 60,000 Terayon shares at $140 per share.

6.     On March 23, 2000, the Company's investee, BreezeCOM Ltd.
       ("BreezeCOM"), a developer and manufacturer of wireless access products, completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million. At March 31, 2000, the Company recorded an unrealized gain on its investment in BreezeCOM in the amount of $29.3 million ($18.8 million net of income taxes) in accumulated other comprehensive income on its consolidated balance sheet.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Consolidated income from continuing operations decreased to $1.2 million for the three-month period ended March 31, 2000, from $6 million for the same period in 1999. The decrease in income is primarily attributable to lower unrealized gains on investments, a loss from impairment of investment in 2000, and a translation loss in 2000 as compared to a translation gain in 1999. These decreases were partially offset by the increase in equity in earnings of affiliates.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $1.7 million of unrealized gains on investments which are classified as trading securities in the three-month period ended March 31, 2000, as compared to $8.5 million in the same period in 1999. The unrealized gains recorded in 2000 are primarily attributable to the Company's investment in Bank Leumi Le'Israel B.M. ("Leumi"), and in 1999 the gains were attributable to the investments in the shares of Leumi (pre-tax gain of $4.5 million) and Fundtech Ltd. (pre-tax gain of $3.6 million). At March 31, 2000 and December 31, 1999, the aggregate fair value of trading securities amounted to approximately $47.7 million and $40.4 million, respectively.

In the quarter ended March 31, 2000, the Company recorded $1.5 million of gains on the sale of various marketable securities. In the quarter ended March 31, 1999, the Company recorded $.6 million of gains on the sale of investments, which were primarily attributable to its investment in Fundtech Ltd.

Equity in earnings of affiliates increased to $2.9 million for the three months ended March 31, 2000, from $.8 million for the same period in 1999. The increase is primarily attributable to the increased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd., which recorded unrealized gains on its investments in Netformx Ltd. ("Netformx") and Sim-Player.com Ltd., and to the absence of losses from Moriah Hotels Ltd. ("Moriah") in the first quarter of 2000, which were included in this category in the same period in 1999. The Company sold its investment in Moriah on April 14, 1999.

The increase in real estate income and expenses in the first quarter of 2000 as compared to the same period in 1999 is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. The Company acquired an additional 50% interest in Am-Hal on December 31, 1999. As a result, Am-Hal's statement of income was consolidated with the Company's consolidated statement of income in the first quarter of 2000, while in the same period in 1999, Am-Hal's results were recorded in equity in earnings of affiliates.

The increase in other income in the three months ended March 31, 2000, as compared to the same period in 1999, is attributable to a larger dividend received from MIRS Communications Ltd. ("MIRS").

The Company recorded higher interest expense in the three months ended March 31, 2000, as compared to the same period in 1999, as a result of increased borrowings in connection with the acquisition of its shares from Bank Hapoalim B.M. in July, 1999.

In the three-month period ended March 31, 2000, the Company recorded an additional $1.5 million loss from impairment of its investment in M.D.F. Industries Ltd., which continues to experience operational problems.

The Company recorded a translation loss of $1.1 million in the quarter ended March 31, 2000, as compared to a translation gain of $.1 million in the same period in 1999. The translation loss in 2000 is attributable to the foreign exchange forward contracts executed by the Company, which were outstanding during the first quarter of 2000.

Liquidity and Capital Resources

At March 31, 2000, cash and cash equivalents were $8.7 million as compared with $7.4 million at December 31, 1999. The increase in cash is primarily attributable to the dividend received from MIRS in the first quarter of 2000. The decrease in deposits, notes and loans receivable and debentures is primarily attributable to scheduled repayments. The decrease in other assets and the increase in accounts payable is primarily attributable to the increase in the deferred tax provision with respect to the unrealized gains on the available-for-sale securities. The increase in notes and loans payable is attributable to the increased borrowings with respect to the operations of Am-Hal, and in connection with the new investments made by the Company.

During the first quarter of 2000, the Company made the following investments, aggregating $17.4 million, notably: (1) a $6.2 million investment to acquire a 4.9% interest in Arel Communications and Software Ltd., a leading provider of interactive distance learning systems; (2) an additional $2.75 million investment in Netformx (net equity interest - 20.2%), a developer of network design tools; (3) a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems; (4) an additional $1.8 million investment in PowerDsine Ltd. (total equity interest - 10.8%), a leading developer of power supply devices for the telecommunications industry; (5) a $1 million investment to acquire a 2.9% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; (6) a $1 million investment in preferred stock of APA Optics Inc., a manufacturer of fiber optics communications equipment; (7) a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of E-business services; (8) a $.75 million investment to acquire a 20% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security; (9) a $.5 million investment to acquire a 13% interest in Geometry-On-Line Inc., a developer and marketer of a 3D browser that enables fast viewing, compression and streaming of 3D models and (10) an additional $.4 million investment in ShellCase Ltd., (total equity interest - 17.6%), a developer of the smallest packages for semiconductor chips.

Other Developments

On April 18, 2000, the Company completed the sale of its indirect holdings in Combox Ltd. ("Combox"), through its 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), to Terayon Communications Systems, Inc. ("Terayon"), a leading supplier of broadband network systems. Ophir exchanged its 19.7% interest in Combox for approximately 150,000 shares (subsequently split 2 shares for 1 share) of Terayon. Ophir acquired Combox for approximately $2.3 million. The market price of Terayon's shares as of the market close on April 18, 2000, was $75-1/2 per share. During the first quarter of 2000, Ophir sold short approximately 60,000 Terayon shares at $140 per share.

On March 23, 2000, the Company's investee, BreezeCOM Ltd. ("BreezeCOM"), a developer and manufacturer of wireless access products, completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million. At March 31, 2000, the Company recorded an unrealized gain on its investment in BreezeCOM in the amount of $29.3 million ($18.8 million net of income taxes) in accumulated other comprehensive income on its consolidated balance sheet.

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2000, and are sensitive to the above market risks.

Interest Rate Risks

At March 31, 2000, the Company had financial assets totalling $21.2 million and financial liabilities totalling $181.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At March 31, 2000, the Company had fixed rate financial assets of $14.9 million and variable rate financial assets of $6.3 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.1 million.

At March 31, 2000, the Company had fixed rate debt of $48.7 million and variable rate debt of $132.7 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.5 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.8 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company enters into various foreign exchange forward purchase contracts. At March 31, 2000, the open foreign exchange forward purchase contracts totalled $17 million. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's cumulative translation loss (reflected in accumulated other comprehensive income
(loss)) would increase by $.6 million.

Equity Price Risk

The Company's investments at March 31, 2000 included marketable securities (trading and available-for-sale) which are recorded at fair value of $97 million, including net unrealized gains of $37 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $9.7 million.

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

  (b)    Reports on Form 8-K.  None.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMPAL-AMERICAN ISRAEL CORPORATION

                                       By:/s/ Raz Steinmetz
                                       ---------------------------------------
                                              Raz Steinmetz
                                              President and
                                               Chief Executive Officer
                                             (Principal Executive Officer)

                                       By:/s/ Shlomo Meichor
                                       ---------------------------------------
                                              Shlomo Meichor
                                              Vice President - Finance
                                                and Treasurer
                                              (Principal Financial Officer)

                                       By:/s/ Alla Kanter
                                       ---------------------------------------
                                              Alla Kanter
                                              Vice President - Accounting
                                                and Controller
                                              (Principal Accounting Officer)

Dated:  May 15, 2000

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                  Exhibit Index



     Exhibit No.                                                 Description

        11       Schedule Setting Forth Computation of Earnings
                 Per Share of Class A Stock......................................................................         Page*

        27       Financial Data Schedule.

                 *     These exhibits were included in the
                       copy of this report filed with the
                       Securities and Exchange Commission and
                       are available upon request from Ampal.

