Form 10-Q
period 2000-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2000-08-14
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended           June 30, 2000
                               ------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                       to
                               ---------------------    -----------------------


                          Commission file number 0-538
                                                 -----------

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
                                                   ----------------------------


---------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


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

       The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,086,301 (as of July 31, 2000).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q



                                                                      Page
                                                                      ----

Part I       Financial Information


             Consolidated Statements of Income
              Six Months Ended June 30.............................    1
              Three Months Ended June 30...........................    2

             Consolidated Balance Sheets...........................    3

             Consolidated Statements of Cash Flows.................    5

             Consolidated Statements of Changes in Shareholders'
              Equity...............................................    7

             Consolidated Statements of Comprehensive Income.......    9

             Notes to the Consolidated Financial Statements........   10

             Management's Discussion and Analysis of
              Financial Condition and Results of Operations........   12


Part II      Other Information.....................................   16

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



SIX MONTHS ENDED JUNE 30,                                               2000               1999
----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                        (Unaudited)        (Unaudited)
                                                                                         (Note 2)
REVENUES
Equity in earnings of affiliates ...........................           $ 16,056           $  10,992
Interest:
 Related parties............................................                 31                 618
 Others.....................................................                697                 503
Real estate income..........................................              4,421               3,851
Realized and unrealized gains on investments................              6,609              26,566
Other.......................................................              3,506               2,312
                                                                       --------            --------
     Total revenues.........................................             31,320              44,842
                                                                       --------            --------

EXPENSES
Interest:
 Related parties............................................                 44               2,186
 Other......................................................              5,981               2,348
Real estate expenses........................................              3,768               1,769
Loss from impairment of investments.........................              3,500               2,559
Minority interests..........................................               (518)               (233)
Translation loss (gain).....................................                737                 (52)
Other.......................................................              3,950               3,575
                                                                       --------            --------
     Total expenses.........................................             17,462              12,152
                                                                       --------            --------
Income from continuing operations before
 income taxes...............................................             13,858              32,690
Provision for income taxes..................................              5,461              11,676
                                                                       --------            --------
Income from continuing operations...........................              8,397              21,014
                                                                       --------            --------
Discontinued operations:
 Loss from operations.......................................                  -                (711)
                                                                       --------            --------
Loss from discontinued operations...........................                  -                (711)
                                                                       --------            --------

     NET INCOME.............................................           $  8,397            $ 20,303
                                                                       ========            ========

Basic EPS
 Earnings per Class A share:
  Earnings from continuing operations.......................             $  .44              $  .87
  Loss from discontinued operations.........................                  -                (.03)
                                                                          -----              ------
 Earnings per Class A share.................................             $  .44              $  .84
                                                                         ======              ======

 Shares used in calculation (in thousands)..................             18,747              24,105

Diluted EPS
 Earnings per Class A share:
  Earnings from continuing operations.......................             $  .38              $  .76
  Loss from discontinued operations.........................                  -               ( .03)
                                                                          -----              ------
 Earnings per Class A share.................................             $  .38              $  .73
                                                                         ======              ======

 Shares used in calculation (in thousands)..................             21,785              27,716


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



THREE MONTHS ENDED JUNE 30,                                             2000                1999
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                        (Unaudited)         (Unaudited)
                                                                                           (Note 2)

REVENUES
Equity in earnings of affiliates ...........................          $  13,190           $  10,181
Interest:
 Related parties............................................                  5                 514
 Others.....................................................                349                 282
Real estate income..........................................              2,248               1,973
Realized and unrealized gains on investments................              3,366              17,478
Other.......................................................              1,407                 560
                                                                       --------            --------
     Total revenues.........................................             20,565              30,988
                                                                       --------            --------

EXPENSES
Interest:
 Related parties............................................                 44               1,190
 Other......................................................              3,444               1,360
Real estate expenses........................................              2,038                 897
Loss from impairment of investments.........................              2,000               2,500
Minority interests..........................................               (590)               (310)
Translation (gain) loss.....................................               (316)                 85
Other.......................................................              1,928               1,924
                                                                       --------            --------
     Total expenses.........................................              8,548               7,646
                                                                       --------            --------
Income from continuing operations before
 income taxes...............................................             12,017              23,342
Provision for income taxes..................................              4,782               8,305
                                                                       --------            --------
Income from continuing operations...........................              7,235              15,037
                                                                      ---------            --------
 Discontinued operations:
 Loss from operations.......................................                  -                (286)
                                                                       --------            --------
Loss from discontinued operations...........................                  -                (286)
                                                                       --------            --------

     NET INCOME.............................................           $  7,235            $ 14,751
                                                                       ========            ========

Basic EPS
 Earnings per Class A share:
  Earnings from continuing operations.......................             $  .38              $  .62
  Loss from discontinued operations.........................                  -                (.01)
                                                                          -----              ------
 Earnings per Class A share.................................             $  .38              $  .61
                                                                         ======              ======

 Shares used in calculation (in thousands)..................             18,981              24,117

Diluted EPS
 Earnings per Class A share:
  Earnings from continuing operations.......................             $  .33              $  .54
  Loss from discontinued operations.........................                  -                (.01)
                                                                          -----              ------
 Earnings per Class A share.................................             $  .33              $  .53
                                                                         ======              ======

 Shares used in calculation (in thousands)..................             21,916              27,716

   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                        June 30,         December 31,
ASSETS AS AT                                                              2000               1999
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                (Unaudited)

Cash and cash equivalents...................................           $  6,641            $  7,409



Deposits, notes and loans receivable........................             16,073              22,336



Investments.................................................            330,950             273,174



Real estate property, less accumulated
 depreciation of $8,168 and $7,463..........................             83,699              72,809



Other assets................................................             15,706              21,052
                                                                       --------            --------











TOTAL ASSETS................................................           $453,069            $396,780
                                                                       ========            ========


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                         June 30,          December 31,
SHAREHOLDERS' EQUITY AS AT                                                2000               1999
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                (Unaudited)


LIABILITIES
Notes and loans payable:
  Related parties...........................................           $ 15,217           $  14,564
  Others....................................................            149,233             131,296
Debentures..................................................             23,204              28,659
Accounts and income taxes payable, accrued
 expenses and minority interests............................             85,523              65,427
                                                                       --------            --------

        Total liabilities...................................            273,177             239,946
                                                                       --------            --------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value;
 authorized 189,287 shares; issued 161,560 and 165,823
 shares; outstanding 158,210  and 162,473 shares............                808                 829

6-1/2% Cumulative Convertible Preferred Stock, $5 par
 value; authorized 988,055 shares; issued 759,942 and
 891,763 shares; outstanding 637,406 and 769,227 shares.....              3,800               4,459

Class A Stock, $1 par value; authorized 60,000,000 shares;
 issued 25,234,223 and 24,817,445 shares; outstanding
 19,066,059 and 18,289,264 shares...........................             25,234              24,817

Additional paid-in capital..................................             56,641              57,896

Retained earnings...........................................            126,759             118,362

Treasury stock, at cost.....................................            (33,275)            (35,552)

Accumulated other comprehensive loss........................                (75)            (13,977)
                                                                       --------            --------

        Total shareholders' equity..........................            179,892             156,834
                                                                       --------            --------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................           $453,069            $396,780
                                                                       ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                                                2000                1999
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                (Unaudited)         (Unaudited)
                                                                                            (Note 2)

Cash flows from operating activities:
 Net income.................................................          $   8,397            $ 20,303
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in earnings of affiliates..........................            (16,056)            (10,992)
  Loss from discontinued operations.........................                  -                 711
  Realized and unrealized gains on investments..............             (6,609)            (26,566)
  Depreciation expense......................................                859                 539
  Amortization expense......................................                489                 666
  Loss from impairment of investments.......................              3,500               2,559
  Translation loss (gain)...................................                737                 (52)
  Minority interests........................................               (518)               (233)
  Decrease (increase) in other assets.......................              3,312              (1,347)
  Increase in accounts and income taxes
   payable, accrued expenses and minority
   interests................................................              6,973               2,195
 Investments made in trading securities.....................            (15,965)            (14,247)
 Proceeds from sale of trading securities...................             14,763               9,845
 Dividends received from affiliates.........................              3,507              10,120
                                                                      ---------           ---------

  Net cash provided by (used in) operating
   activities...............................................              3,389              (6,499)
                                                                      ---------           ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected.............              7,810               9,077
 Deposits, notes and loans receivable granted...............             (1,212)             (3,951)
 Investments made in:
  Available-for-sale securities.............................             (2,127)            (24,147)
  Affiliates and others.....................................            (12,857)             (2,973)
 Proceeds from sale of investments:
  Affiliate.................................................                  -              29,622
  Others....................................................              1,134               1,072
 Return of capital by partnership...........................                722                   -
 Capital improvements.......................................            (10,497)               (787)
                                                                      ---------           ---------

  Net cash (used in) provided by investing
   activities...............................................            (17,027)              7,913
                                                                      ---------           ---------


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                                                 2000             1999
----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                 (Unaudited)      (Unaudited)
                                                                                         (Note 2)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties...........................................           $      -            $ 14,466
  Others....................................................             28,470                   -
 Notes and loans payable repaid:
  Related parties...........................................                  -              (1,281)
  Others....................................................            (10,363)                (94)
 Proceeds from exercise of stock options....................                759                   -
 Debentures repaid..........................................             (6,402)             (5,783)
                                                                       --------             -------

  Net cash provided by financing activities.................             12,464               7,308
                                                                       --------            --------

Effect of exchange rate changes on cash and
 cash equivalents...........................................                406                 263
                                                                       --------            --------

Net (decrease) increase in cash and cash
 equivalents................................................               (768)              8,985
Cash and cash equivalents at beginning of
 period.....................................................              7,409              12,047
                                                                       --------            --------

Cash and cash equivalents at end of period..................           $  6,641            $ 21,032
                                                                       ========            ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
 Interest:
  Related parties...........................................           $      -            $    612
  Others....................................................              2,202                 921
                                                                       --------            --------
    Total interest paid.....................................           $  2,202            $  1,533
                                                                       ========            ========

 Income taxes paid..........................................           $    264            $ 10,037
                                                                       ========            ========


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



SIX MONTHS ENDED JUNE 30,                                                2000                1999
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                          (Unaudited)         (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year..................................           $    829            $    861
Conversion of 4,263 and 3,292 shares into
 Class A Stock..............................................                (21)                (16)
                                                                       --------            --------
Balance, end of period......................................           $    808            $    845
                                                                       ========            ========

6-1/2% PREFERRED STOCK
Balance, beginning of year..................................           $  4,459            $  4,626
Conversion of 131,821 and 10,465 shares into
 Class A Stock..............................................               (659)                (52)
                                                                       --------            --------
Balance, end of period......................................           $  3,800            $  4,574
                                                                       ========            ========

CLASS A STOCK
Balance, beginning of year..................................           $ 24,817            $ 24,685
Issuance of shares upon conversion of
 Preferred Stock............................................                417                  48
                                                                       --------            --------
Balance, end of period......................................           $ 25,234            $ 24,733
                                                                       ========            ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year..................................           $ 57,896            $ 57,829
Conversion of Preferred Stock...............................                263                  20
Issuance of shares upon exercise of
 stock options..............................................             (1,518)                  -
                                                                       --------            --------
Balance, end of period......................................           $ 56,641            $ 57,849
                                                                       ========            ========

RETAINED EARNINGS
Balance, beginning of year..................................           $118,362            $ 90,615
Net income..................................................              8,397              20,303
                                                                       --------            --------
Balance, end of period......................................           $126,759            $110,918
                                                                       ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



SIX MONTHS ENDED JUNE 30,                                              2000              1999
---------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                        (Unaudited)      (Unaudited)




TREASURY STOCK
  4% PREFERRED STOCK
  Balance, end of period....................................         $     (84)        $      -
                                                                     ---------         --------

  6-1/2% PREFERRED STOCK
  Balance, end of period....................................            (1,853)               -
                                                                     ---------         --------

  CLASS A STOCK
  Balance, beginning of year - 6,528,181
   and 605,400 shares, at cost..............................           (33,615)          (3,829)
  Issuance of shares upon exercise of 360,017
   stock options............................................             2,277                -
                                                                     ---------        ---------
  Balance, end of period - 6,168,164 and
   605,400 shares, at cost..................................           (31,338)          (3,829)
                                                                     ---------        ---------


Balance, end of period......................................         $ (33,275)       $  (3,829)
                                                                     =========        =========

ACCUMULATED OTHER COMPREHENSIVE LOSS

  Cumulative translation adjustments:
  Balance, beginning of year................................           (17,676)         (18,580)
  Foreign currency translation adjustment...................               263              956
                                                                     ---------         --------
  Balance, end of period....................................           (17,413)         (17,624)
                                                                     ---------         --------

  Unrealized gain on marketable securities:
  Balance, beginning of year................................             3,699            4,958
  Unrealized gain (loss), net...............................            13,639             (208)
  Sale of available-for-sale security.......................                 -           (3,247)
  Transfer to trading securities............................                 -           (1,711)
                                                                     ---------         --------
  Balance, end of period....................................            17,338             (208)
                                                                     ---------         --------

Balance, end of period......................................         $     (75)        $(17,832)
                                                                     =========         ========


   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



SIX MONTHS ENDED JUNE 30,                                                2000                1999
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                (Unaudited)        (Unaudited)


Net income..................................................           $  8,397            $  20,303
                                                                        -------            ---------

Other comprehensive income(loss), net of tax:
 Foreign currency translation adjustments...................                263                  956
 Unrealized gain (loss) on securities.......................             13,639                 (208)
                                                                       --------            ---------
 Other comprehensive income.................................             13,902                  748
                                                                       --------            ---------

 Comprehensive income.......................................           $ 22,299            $  21,051
                                                                       ========            =========

Related tax (expense) of other comprehensive income:
 Foreign currency translation adjustments...................           $     (4)           $    (153)
 Unrealized gain (loss) on securities.......................           $ (9,584)           $     112


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

3. Segment information presented below results primarily from operations in Israel.

        SIX MONTHS ENDED JUNE 30,                                     2000              1999
        ------------------------------------------------------------------------------------------
        (Dollars in thousands)
        Revenues:
        --------
        Finance ...........................................        $ 10,273             $ 29,468
        Real estate........................................           4,421                3,851
        Leisure-time.......................................             795                  755
        Intercompany adjustments...........................            (225)                (224)
                                                                    -------             --------
             Total.........................................        $ 15,264             $ 33,850
                                                                   ========             ========

        Pretax Operating (Loss) Income:
        ------------------------------
        Finance ...........................................        $ (2,620)            $ 19,963
        Real estate........................................            (129)               1,410
        Leisure-time.......................................              33                   92
                                                                    -------             --------
             Total.........................................        $ (2,716)            $ 21,465
                                                                   ========             ========

        Total Assets:
        ------------
        Finance ...........................................        $361,145*            $311,402*
        Real estate........................................          88,933               36,321
        Leisure-time.......................................          13,766               12,894
        Intercompany adjustments...........................         (10,775)             (10,360)
                                                                    -------             --------
             Total.........................................        $453,069             $350,257
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

4. The following table summarizes securities that were outstanding as of June 30, 2000 and 1999, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.


        (Shares in thousands)                             June 30,
                                                   ---------------------
                                                    2000           1999
                                                   ------         ------
        Options and Rights                          2,375         1,100


5. On April 18, 2000, the Company completed the sale of its indirect holdings in Combox Ltd. ("Combox"), through its 42.5%-owned affiliate, Ophir Holdings Ltd. ("Ophir"), to Terayon Communications Systems, Inc. ("Terayon"), a leading supplier of broadband network systems of Terayon. Ophir exchanged its 19.7% interest in Combox for approximately 300,000 shares of Terayon, as adjusted for stock split of 2 shares for 1 share, 220,000 shares of which were sold short at June 30, 2000. Ophir acquired Combox for approximately $2.3 million. During the second quarter of 2000, Ophir changed the classification of its investment in Terayon from an available-for-sale security to a trading security. Ophir recorded an unrealized gain in the amount of $13.6 million ($8.7 million net of income taxes) in its June 30, 2000, statement of income.

6. On March 23, 2000, the Company's investee, BreezeCOM Ltd. ("BreezeCOM"), a developer and manufacturer of wireless access products, completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million. At June 30, 2000, the Company recorded unrealized gains on its investment in BreezeCOM in the amounts of $7.7 million ($5 million net of income taxes), with respect to the hedging of its position in BreezeCOM, and $25.4 million ($16.2 million net of income taxes) in its consolidated statement of income and in accumulated other comprehensive loss on its consolidated balance sheet, respectively.

7. On August 2, 2000, the Company's investee, Floware Wireless Systems, Ltd. ("Floware"), a developer of products that enable the transmission of broadband wireless services, completed an initial public offering of
        4.5 million shares in the United States and raised $58.5 million (at $13 per share). The Company holds 501,300 shares of Floware, which were acquired for approximately $2 million. The market price of Floware's shares as at the market close on August 10, 2000 was $16-7/8 per share.

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Consolidated income from continuing operations decreased to $8.4 million for the six-month period ended June 30, 2000, from $21 million for the same period in 1999. The decrease in income is primarily attributable to lower realized and unrealized gains on investments, higher interest expense, increased loss from impairment of investments, and a translation loss in 2000 as compared to a translation gain in 1999. These decreases were partially offset by the increase in the equity in earnings of affiliates and larger dividend income in 2000.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $4.3 million of unrealized gains on investments which are classified as trading securities in the six-month period ended June 30, 2000, as compared to $11 million in the same period in 1999. The unrealized gains recorded in 2000 are primarily attributable to the Company's investment in BreezeCOM Ltd. ("BreezeCOM") (see "Other Developments"), which were partially offset by the unrealized losses on shares of Arel Communications Ltd.("Arel"), while in 1999, the gains were attributable to the investments in the shares of Bank Leumi le'Israel B.M. ("Leumi") and Fundtech Ltd. At June 30, 2000 and December 31, 1999, the aggregate fair value of trading securities amounted to approximately $47.6 million and $40.4 million, respectively.

In the six months ended June 30, 2000, the Company recorded $2.3 million of gains on the sale of various marketable securities. In the six months ended June 30, 1999, the Company recorded $15.6 million of gains on the sale of investments, which were primarily attributable to the sale of its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. on April 14, 1999.

Equity in earnings of affiliates increased to $16.1 million for the six months ended June 30, 2000, from $11 million for the same period in 1999. The increase is primarily attributable to the increased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), which recorded unrealized gains on its investments in Smart Link Ltd., Netformx Ltd. ("Netformx") and Sim-Player.com Ltd. Granite Hacarmel Investments Ltd., the Company's 20.2%-owned affiliate, which is one of the largest distributors of refined petroleum products, recorded higher earnings in 2000 primarily as a result of a gain on sale of investees.

The increase in real estate income and expenses in the first half of 2000 as compared to the same period in 1999 is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. The Company acquired an additional 50% interest in Am-Hal on December 31, 1999. As a result, Am-Hal's statement of income was consolidated with the Company's consolidated statement of income in the first half of 2000, while in the same period in 1999, Am-Hal's results were recorded in equity in earnings of affiliates.

The increase in other income in the six months ended June 30, 2000, as compared to the same period in 1999, is attributable to dividend income on securities and a larger dividend received from MIRS Communications Ltd.

The Company recorded higher interest expense in the first half of 2000, as compared to the same period in 1999, as a result of increased borrowings in connection with new investments made and the acquisition of the Company's shares from Bank Hapoalim B.M. in July, 1999.

In the six-month period ended June 30, 2000, the Company recorded an additional $3.5 million loss from impairment of its investment in M.D.F. Industries Ltd. ("M.D.F."), which continues to experience operational problems. In the same period in 1999 the Company recorded a $2.5 million of losses on impairment of its investments in M.D.F. ($1.5 million) and Unic View Ltd. ($1 million).

The Company recorded a translation loss of $.7 million in the six months ended June 30, 2000, as compared to a translation gain of $.1 million in the same period in 1999. The translation loss in 2000 is attributable to the foreign exchange forward contracts executed by the Company, which were outstanding during the first half of 2000.

The increase in the effective income tax rate in 2000 as compared to 1999 is mainly attributable to the losses of certain Israeli subsidiaries for which no tax benefits were available.

Three months ended June 30, 2000 compared to three months ended June 30, 1999:

Consolidated net income from continuing operations decreased to $7.2 million for the three-month period ended June 30, 2000, from $15 million for the same period in 1999. The decrease in net income is primarily attributable to the lower gains on sale of investments, which were partially offset by the increase in the equity in earnings of affiliates.

In the quarter ended June 30, 2000, the Company recorded $.3 million of gains on sale of various marketable securities. In the quarter ended June 30, 1999, the Company recorded $14.7 million of gains on sale of investments, $13.5 million of which is attributable to the sale of its investment in Moriah.

The Company also recorded $3.1 million of unrealized gains on investments in the three-month period ended June 30, 2000, as compared to $2.8 million of unrealized gains on investments in the same period in 1999. (See "Discussion on Results of Operations - Six months ended June 30, 2000 compared to six months ended June 30, 1999).

Equity in earnings of affiliates increased to $13.2 million for the three months ended June 30, 2000, from $10.2 million for the same period in 1999. The increase is primarily attributable to the unrealized gains on investments recorded by Trinet in the second quarter of 2000. (See "Discussion on Results of Operations - Six months ended June 30, 2000 compared to six months ended June 30, 1999.")

The increase in other income in the second quarter of 2000, as compared to the second quarter of the previous year, is attributable to the higher dividend income on securities.

Interest expense increased in the quarter ended June 30, 2000 as compared to the same period in 1999 for the same reasons as discussed in "Results of Operations
- Six months ended June 30, 2000 compared to six months ended June 30, 1999."

Liquidity and Capital Resources

At June 30, 2000, cash and cash equivalents were $6.6 million as compared with $7.4 million at December 31, 1999. The decrease in cash is primarily attributable to the new investments made in the first half of 2000. The decrease in deposits, notes and loans receivable and debentures is primarily attributable to scheduled repayments. The decrease in other assets and the increase in accounts payable is primarily attributable to the increase in the deferred tax provision with respect to the unrealized gains on the available-for-sale securities. The increase in notes and loans payable is attributable to the increased borrowings with respect to the construction of the new senior citizens facility by Am-Hal, and in connection with the new investments made by the Company.

During the first half of 2000, the Company made the following investments, aggregating $20.3 million, notably: (1) a $6.2 million investment to acquire a 4.9% interest in Arel, a leading provider of interactive distance learning systems; (2) an additional $2.75 million investment in Netformx (net equity interest - 20.2%, including net indirect equity through Trinet), a developer of network design tools; (3) a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems; (4) an additional $1.8 million investment in PowerDsine Ltd. (total equity interest - 10.8%), a leading developer of power supply devices for the telecommunications industry; (5) a $1.25 million investment to acquire a 12.2% interest in RealM Technologies Ltd. (total equity interest - 18%, including net indirect equity through Ophir), a developer of a network of servers, which will allow the introduction of the next generation of applicable services, while maximizing performance and optimizing bandwidth usage;(6) a $1 million investment to acquire a 2.9% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; (7) a $1 million investment in preferred stock of APA Optics Inc., a manufacturer of fiber optics communications equipment; (8) a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of E-business services; (9) a $.75 million investment to acquire a 20% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security; (10) a $.5 million investment to acquire a 13% interest in Enbaya Inc., a developer and marketer of a 3D browser that enables fast viewing, compression and streaming of 3D models, (11) an additional $.6 million investment to maintain its interest in Shiron Satellite Communications, Ltd. (1996) (equity interest - 9%), a developer and marketer of two-way multimedia satellite communication products; (12) a $.5 million investment to acquire a 10.8% interest in Oblicore Ltd., a provider of a unique solution that enables businesses to track service performance relative to service targets and allocate service resources to maximize their success; (13) a $.5 million investment to acquire a 5.6% interest in Zactus Inc., a developer of websites for musicians and (14) an additional $.4 million investment in ShellCase Ltd., (total equity interest - 17.6%), a developer of the smallest packages for semiconductor chips.

Other Developments

On April 18, 2000, the Company completed the sale of its indirect holdings in Combox Ltd. ("Combox"), through Ophir, to Terayon Communications Systems, Inc. ("Terayon") a leading supplier of broadband network systems. Ophir exchanged its 19.7% interest in Combox for approximately 300,000 shares of Terayon, as adjusted for stock split of 2 shares for 1 share, 220,000 shares were sold short at June 30, 2000. Ophir acquired Combox for approximately $2.3 million. During the second quarter of 2000, Ophir changed the classification of its investment in Terayon from an available-for-sale security to a trading security. Ophir recorded an unrealized gain in the amount of $13.6 million ($8.7 million net of income taxes) in its June 30, 2000, statement of income.

On March 23, 2000, the Company's investee, BreezeCOM Ltd. ("BreezeCOM"), a developer and manufacturer of wireless access products, completed an initial public offering of 5 million shares in the United States and raised $100 million (at $20 per share). The Company holds approximately 815,000 shares of BreezeCOM which were acquired for $1.1 million. At June 30, 2000, the Company recorded unrealized gains on its investment in BreezeCOM in the amounts of $7.7 million ($5 million net of income taxes), with respect to the hedging of its position in BreezeCOM, and $25.4 million ($16.2 million net of income taxes) in its consolidated statement of income and in accumulated other comprehensive loss on its consolidated balance sheet, respectively.

On August 2, 2000, the Company's investee, Floware Wireless Systems, Ltd. ("Floware"), a developer of products that enable the transmission of broadband wireless services, completed an initial public offering of 4.5 million shares in the United States and raised $58.5 million (at $13 per share). The Company holds 501,300 shares of Floware which were acquired for approximately $2 million. The market price of Floware's shares as at the market close on August 10, 2000 was $16-7/8 per share.

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2000, and are sensitive to the above market risks.

Interest Rate Risks

At June 30, 2000, the Company had financial assets totalling $21.3 million and financial liabilities totalling $187.7 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At June 30, 2000, the Company had fixed rate financial assets of $16 million and variable rate financial assets of $5.3 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.2 million.

At June 30, 2000, the Company had fixed rate debt of $46.1 million and variable rate debt of $141.6 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.5 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.9 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company enters into various foreign exchange forward purchase contracts. At June 30, 2000, the open foreign exchange forward purchase contracts totalled $15 million. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's cumulative translation loss (reflected in accumulated other comprehensive loss) would increase by $.6 million.

Equity Price Risk

The Company's investments at June 30, 2000 included marketable securities (trading and available-for-sale) which are recorded at fair value of $90.7 million, including net unrealized gains of $32.4 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $9.1 million.

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds - Pursuant to a Letter Agreement, dated as of March 1, 1997, among Ampal, Ampal Realty Corporation, an indirect wholly-owned subsidiary of Ampal, and Emmes Asset Management Corp. ("Emmes"), Ampal agreed to issue to Mr. Andrew Davidoff, as custodian, 100 shares of Class A Stock for each of his three children each year for the duration of the term of the letter agreement. Emmes and Mr. Davidoff provide general asset management and property advisory services with respect to the building located at 800 Second Avenue. On July 7, 2000, Ampal issued 600 shares (representing allocation for 1999 and 2000) to Mr. Davidoff, as custodian. The issuance to Mr. Davidoff of such shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 3.    Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - On June 29, 2000, Ampal's shareholders held their annual meeting (the "Annual Meeting"). At such meeting, the shareholders elected the following individuals as directors by the following vote:

                                                      FOR                      AUTHORITY
                                                                               WITHHELD

                  Michael Arnon                    17,389,924                    20,007
                  Benzion Benbassat                17,390,250                    19,681
                  Yaacov Elinav                    17,390,299                    19,632
                  Kenneth L. Henderson             17,390,324                    19,607
                  Hillel Peled                     17,390,399                    19,532
                  Daniel Steinmetz                 17,377,215                    32,716
                  Raz Steinmetz                    17,377,225                    32,706
                  Avi A. Vigder                    17,390,399                    19,532
                  Eliyahu Wagner                   17,390,324                    19,607


           Also at the Annual Meeting, the shareholders approved the Ampal-American Israel Corporation 2000 Incentive Plan (11,898,313 for; 612,408 against; 26,177 abstain).

Item 5. Other Information - After the conclusion of the Annual Meeting, Ampal's Board of Directors elected the following individuals to serve as officers for the upcoming year:

                  Chairman of the Board:                  Daniel Steinmetz
                  President and Chief
                   Executive Officer:                     Raz Steinmetz
                  Vice President -
                    Finance and Treasurer:                Shlomo Meichor
                  Vice President -
                    Accounting and Controller:            Alla Kanter
                  Vice President -
                    Legal and Secretary:                  Eli S. Goldberg
                  Assistant Controller:                   Harold Aronowitz

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



                                     AMPAL-AMERICAN ISRAEL CORPORATION



                                     By:/s/ Raz Steinmetz
                                     -------------------------------------
                                        Raz Steinmetz
                                        President and
                                         Chief Executive Officer
                                        (Principal Executive Officer)



                                     By:/s/ Shlomo Meichor
                                     -------------------------------------
                                        Shlomo Meichor
                                        Vice President - Finance
                                          and Treasurer
                                        (Principal Financial Officer)



                                     By:/s/ Alla Kanter
                                     -------------------------------------
                                        Alla Kanter
                                        Vice President - Accounting
                                          and Controller
                                        (Principal Accounting Officer)


Dated:  August 14, 2000

                  AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES


                                  Exhibit Index


Exhibit No.                         Description

   11         Schedule Setting Forth Computation of Earnings
              Per Share of Class A Stock................................   Page  *

   27         Financial Data Schedule.


              * These exhibits were included in the copy of this report filed with the Securities and Exchange Commission and are available upon request from Ampal.