Form 10-Q
period 2000-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2000-11-14
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________________to______________________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,116,822 (as of October 31, 2000).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
Part 1        Financial Information

   Item 1.       Financial Statements

                 Consolidated Statements of Income

                   Nine Months Ended September 30............................  1

                   Three Months Ended September 30...........................  2

                 Consolidated Balance Sheets.................................  3

                 Consolidated Statements of Cash Flows.......................  5

                 Consolidated Statements of Changes in Shareholders'
                   Equity....................................................  7

                 Consolidated Statements of Comprehensive Income.............  9

                 Notes to the Consolidated Financial Statements.............. 10

   Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 12

   Item 3.       Quantitative and Qualitative Disclosures about Market Risks. 15

Part II       Other Information.............................................. 16

ITEM 1. FINANCIAL STATEMENTS
----------------------------

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30,                                 2000                 1999
---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)            (Unaudited)           (Unaudited)
                                                                                    (Note 2)
REVENUES
Equity in earnings of affiliates .................            $ 18,595             $ 14,943
Interest:
   Related parties ...............................                  23                  630
   Others ........................................                 933                  962
Real estate income ...............................               7,091                5,415
Realized and unrealized gains on investments .....               9,482               23,176
Gain on sale of real estate rental property ......                  --                9,203
Other ............................................               4,503                4,031
                                                              --------             --------
     Total revenues ..............................              40,627               58,360
                                                              --------             --------

EXPENSES
Interest:
   Related parties ...............................                 254                2,225
   Others ........................................              10,093                5,016
Real estate expenses .............................               6,239                2,652
Loss from impairment of investments ..............               3,500                2,959
Minority interests ...............................              (1,334)                (531)
Translation loss .................................               1,313                  362
Other ............................................               5,604                5,445
                                                              --------             --------
     Total expenses ..............................              25,669               18,128
                                                              --------             --------
Income from continuing operations before
   income taxes ..................................              14,958               40,232
Provision for income taxes .......................               6,202               13,906
                                                              --------             --------
Income from continuing operations ................               8,756               26,326
                                                              --------             --------
Discontinued operations:
   Loss from operations ..........................                  --               (1,083)
   Loss on disposition of $3,593, net of
    applicable tax benefit of $2,000 .............                  --               (1,593)
                                                              --------             --------
Loss from discontinued operations ................                  --               (2,676)
                                                              --------             --------

     NET INCOME ..................................            $  8,756             $ 23,650
                                                              ========             ========

Basic EPS
   Earnings per Class A share:
    Earnings from continuing operations ..........            $    .46             $   1.20
    Loss from discontinued operations ............                  --                 (.12)
                                                              --------             --------
   Earnings per Class A share ....................            $    .46             $   1.08
                                                              ========             ========

   Shares used in calculation (in thousands) .....              18,853               21,772

Diluted EPS
   Earnings per Class A share:
    Earnings from continuing operations ..........            $    .40             $   1.04
    Loss from discontinued operations ............                  --                 (.10)
                                                              --------             --------
   Earnings per Class A share ....................            $    .40             $    .94
                                                              ========             ========

   Shares used in calculation (in thousands) .....              21,813               25,208

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30,                          2000                 1999
--------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)          (Unaudited)         (Unaudited)
                                                                             (Note 2)
REVENUES
Equity in earnings of affiliates ...........            $  2,539             $  3,951
Interest:
   Related parties .........................                  11                   12
   Others ..................................                 217                  459
Real estate income .........................               2,670                1,564
Realized and unrealized gains (losses) on
   investments .............................               2,873               (3,390)
Gain on sale of real estate rental property                   --                9,203
Other ......................................                 997                1,719
                                                        --------             --------
     Total revenues ........................               9,307               13,518
                                                        --------             --------

EXPENSES
Interest:
   Related parties .........................                 210                   39
   Other ...................................               4,112                2,668
Real estate expenses .......................               2,471                  883
Loss from impairment of investment .........                  --                  400
Minority interests .........................                (816)                (298)
Translation loss ...........................                 576                  414
Other ......................................               1,654                1,870
                                                        --------             --------
     Total expenses ........................               8,207                5,976
                                                        --------             --------
Income from continuing operations before
   income taxes ............................               1,100                7,542

Provision for income taxes .................                 741                2,230
                                                        --------             --------
Income from continuing operations ..........                 359                5,312
                                                        --------             --------
Discontinued operations:
   Loss from operations ....................                  --                 (372)
   Loss on disposition of $3,593, net of
    applicable tax benefit of $2,000 .......                  --               (1,593)
                                                        --------             --------
Loss from discontinued operations ..........                  --               (1,965)
                                                        --------             --------

     NET INCOME ............................            $    359             $  3,347
                                                        ========             ========

Basic EPS
   Earnings per Class A share:
    Earnings from continuing operations ....            $    .02             $    .29
    Loss from discontinued operations ......                  --                 (.11)
                                                        --------             --------
   Earnings per Class A share ..............            $    .02             $    .18
                                                        ========             ========

   Shares used in calculation (in thousands)              19,092               18,279

Diluted EPS
   Earnings per Class A share:
    Earnings from continuing operations ....            $    .02             $    .25
    Loss from discontinued operations ......                  --                 (.09)
                                                        --------             --------
   Earnings per Class A share ..............            $    .02             $    .16
                                                        ========             ========

   Shares used in calculation (in thousands)              21,878               21,446

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                               September 30,        December 31,
ASSETS AS AT                                       2000                1999
--------------------------------------------------------------------------------
(Dollars in thousands)                          (Unaudited)
Cash and cash equivalents ............            $ 14,556            $  7,409


Deposits, notes and loans receivable .              15,654              22,336


Investments ..........................             338,004             273,174


Real estate property, less accumulated
   depreciation of $8,714 and $7,463 .              85,802              72,809


Other assets .........................              18,301              21,052
                                                  --------            --------



TOTAL ASSETS .........................            $472,317            $396,780
                                                  ========            ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                             September 30,          December 31,
SHAREHOLDERS' EQUITY AS AT                                       2000                 1999
                                                              ---------             ---------
(Dollars in thousands)                                       (Unaudited)
LIABILITIES
Notes and loans payable:
   Related parties ...............................            $  15,281             $  14,564
   Others ........................................              160,520               131,296
Debentures .......................................               23,711                28,659
Accounts and income taxes payable, accrued
   expenses and minority interests ...............               87,468                65,427
                                                              ---------             ---------

     Total liabilities ...........................              286,980               239,946
                                                              ---------             ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5
   par value; authorized 189,287 shares; issued
   158,675 and 165,823 shares; outstanding 155,325
   and 162,473 shares ............................                  793                   829

6-1/2% Cumulative Convertible Preferred Stock,
   $5 par value; authorized 988,055 shares; issued
   749,628 and 891,763 shares; outstanding 627,092
   and 769,227 shares ............................                3,748                 4,459

Class A Stock, $1 par value; authorized
   60,000,000 shares; issued 25,280,190 and
   24,817,445 shares; outstanding 19,112,026
   and 18,289,264 shares .........................               25,280                24,817

Additional paid-in capital .......................               56,672                57,896

Retained earnings ................................              127,118               118,362

Treasury stock, at cost ..........................              (33,275)              (35,552)

Accumulated other comprehensive income (loss) ....                5,001               (13,977)
                                                              ---------             ---------

     Total shareholders' equity ..................              185,337               156,834
                                                              ---------             ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......            $ 472,317             $ 396,780
                                                              =========             =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                                2000                 1999
--------------------------------------------------------------------------------------------
(Dollars in thousands)                                      (Unaudited)          (Unaudited)
                                                                                  (Note 2)
Cash flows from operating activities:
   Net income ...................................            $  8,756             $ 23,650
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in earnings of affiliates ............             (18,595)             (14,943)
    Loss from discontinued operations ...........                  --                2,676
    Realized and unrealized gains on investments               (9,482)             (23,176)
    Gain on sale of real estate rental property .                  --               (9,203)
    Depreciation expense ........................               1,534                  763
    Amortization expense ........................                 677                1,010
    Loss from impairment of investments .........               1,000                2,959
    Minority interests ..........................              (1,334)                (531)
    Translation loss ............................               1,313                  362
   Decrease in other assets .....................               3,056                2,186
   Increase in accounts and income taxes
    payable, accrued expenses and minority
    interests ...................................               9,826                3,879
   Investments made in trading securities .......             (21,946)             (18,104)
   Proceeds from sale of trading securities .....              31,440               18,634
   Dividends received from affiliates ...........               3,629               10,120
                                                             --------             --------

    Net cash provided by operating activities ...               9,874                  282
                                                             --------             --------

Cash flows from investing activities:
   Deposits, notes and loans receivable collected               8,893                9,429
   Deposits, notes and loans receivable granted .              (1,665)              (4,502)
   Investments made in:
    Available-for-sale securities ...............              (2,127)             (24,147)
    Affiliates and others .......................             (20,723)              (7,178)
   Proceeds from sale of investments:
    Affiliate ...................................                  --               29,622
    Others ......................................               2,149                1,072
   Return of capital by partnership .............                 722                   --
   Proceeds from sale of real estate rental
    property ....................................                  --               14,703
   Capital improvements .........................             (13,704)              (1,572)
                                                             --------             --------

    Net cash (used in) provided by investing
     activities .................................             (26,455)              17,427
                                                             --------             --------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                               2000                 1999
------------------------------------------------------------------------------------------
(Dollars in thousands)                                     (Unaudited)         (Unaudited)
                                                                                 (Note 2)
Cash flows from financing activities:
  Notes and loans payable received:
    Related parties ............................            $     --             $  8,139
    Others .....................................              49,803               13,347
   Notes and loans payable repaid:
    Related parties ............................                 (49)                  --
    Others .....................................             (21,066)              (6,236)
   Proceeds from exercise of stock options .....                 759                   --
   Issuance of shares ..........................                  10                   --
   Debentures repaid ...........................              (6,402)              (5,785)
   Purchase of treasury stock ..................                  --              (31,724)
                                                            --------             --------

    Net cash provided by (used in) financing
     activities ................................              23,055              (22,259)
                                                            --------             --------

Effect of exchange rate changes on cash and
   cash equivalents ............................                 673                 (694)
                                                            --------             --------

Net increase (decrease) in cash and cash
   equivalents .................................               7,147               (5,244)
Cash and cash equivalents at beginning of
   period ......................................               7,409               12,047
                                                            --------             --------

Cash and cash equivalents at end of period .....            $ 14,556             $  6,803
                                                            ========             ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest:
    Related parties ............................            $     --             $    613
    Others .....................................               4,685                1,716
                                                            --------             --------
     Total interest paid .......................            $  4,685             $  2,329
                                                            ========             ========

Income taxes paid ..............................            $    301             $ 10,964
                                                            ========             ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,                           2000                  1999
---------------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)           (Unaudited)
4% PREFERRED STOCK
Balance, beginning of year .................            $     829             $     861
Conversion of 7,148 and 5,658 shares into
   Class A Stock ...........................                  (36)                  (28)
                                                        ---------             ---------
Balance, end of period .....................            $     793             $     833
                                                        =========             =========

6-1/2% PREFERRED STOCK
Balance, beginning of year .................            $   4,459             $   4,626
Conversion of 142,135 and 26,535 shares into
   Class A Stock ...........................                 (711)                 (132)
                                                        ---------             ---------
Balance, end of period .....................            $   3,748             $   4,494
                                                        =========             =========

CLASS A STOCK
Balance, beginning of year .................            $  24,817             $  24,685
Issuance of shares upon conversion of
   Preferred Stock .........................                  463                   107
                                                        ---------             ---------
Balance, end of period .....................            $  25,280             $  24,792
                                                        =========             =========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .................            $  57,896             $  57,829
Conversion of Preferred Stock ..............                  284                    53
Issuance of shares .........................                   10                    --
Issuance of shares upon exercise of
   stock options ...........................               (1,518)                   --
                                                        ---------             ---------
Balance, end of period .....................            $  56,672             $  57,882
                                                        =========             =========

RETAINED EARNINGS
Balance, beginning of year .................            $ 118,362             $  90,615
Net income .................................                8,756                23,650
                                                        ---------             ---------
Balance, end of period .....................            $ 127,118             $ 114,265
                                                        =========             =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30,                                  2000                 1999
----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)             (Unaudited)           (Unaudited)
TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period ............................            $    (84)            $    (84)
                                                               --------             --------

6-1/2% PREFERRED STOCK
Balance, end of period ............................              (1,853)              (1,853)
                                                               --------             --------

CLASS A STOCK
Balance, beginning of year - 6,528,181
   and 605,400 shares, at cost ....................             (33,615)              (3,829)
Issuance of shares upon exercise of 360,017
   stock options ..................................               2,277                   --
Purchase of 5,922,781 shares, at cost .............                  --              (29,786)
                                                               --------             --------
Balance, end of period - 6,168,164 and
   6,528,181 shares, at cost ......................             (31,338)             (33,615)
                                                               --------             --------

Balance, end of period ............................            $(33,275)            $(35,552)
                                                               ========             ========

ACCUMULATED OTHER COMPREHENSIVE LOSS

   Cumulative translation adjustments:
   Balance, beginning of year .....................            $(17,676)            $(18,580)
   Foreign currency translation adjustment ........                 572                  356
                                                               --------             --------
   Balance, end of period .........................             (17,104)             (18,224)
                                                               --------             --------

   Unrealized gain (loss) on marketable securities:
   Balance, beginning of year .....................               3,699                4,958
   Unrealized gain (loss), net ....................              18,406               (2,247)
   Sale of available-for-sale security ............                  --               (3,247)
   Transfer to trading securities .................                  --               (1,711)
                                                               --------             --------
   Balance, end of period .........................              22,105               (2,247)
                                                               --------             --------

Balance, end of period ............................            $  5,001             $(20,471)
                                                               ========             ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,                                           2000                 1999
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                (Unaudited)           (Unaudited)

Net income .................................................            $  8,756             $ 23,650
                                                                        --------             --------

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments ................                 572                  356
   Unrealized gain (loss) on securities ....................              18,406               (2,247)
                                                                        --------             --------
   Other comprehensive income (loss) .......................              18,978               (1,891)
                                                                        --------             --------

   Comprehensive income ....................................            $ 27,734             $ 21,759
                                                                        ========             ========

Related tax (expense) benefit of other comprehensive income:
   Foreign currency translation adjustments ................            $    (80)            $    349
   Unrealized gain (loss) on securities ....................            $(12,268)            $  1,263

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

3. Segment information presented below results primarily from operations in Israel.

         NINE MONTHS ENDED SEPTEMBER 30,              2000                     1999
--------------------------------------------------------------------------------------
         (Dollars in thousands)
         Revenues:
         Finance .......................            $  13,954               $  27,882
         Real estate ...................                7,091                  14,619*
         Leisure-time ..................                1,353                   1,274
         Intercompany adjustments ......                 (366)                   (358)
                                                    ---------               ---------
              Total ....................            $  22,032               $  43,417
                                                    =========               =========

         Pretax Operating (Loss) Income:
         Finance .......................            $  (4,005)              $  13,693
         Real estate ...................               (1,084)                 10,949*
         Leisure-time ..................                  118                     116
                                                    ---------               ---------
              Total ....................            $  (4,971)              $  24,758
                                                    =========               =========

         Total Assets:
         Finance .......................            $ 375,912**             $ 289,885**
         Real estate ...................               93,507                  30,901
         Leisure-time ..................               13,724                  13,165
         Intercompany adjustments ......              (10,826)                (10,333)
                                                    ---------               ---------
              Total ....................            $ 472,317               $ 323,618
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

         *Includes a gain on sale of real estate rental property of $9 million. **Includes an investment in MIRS Communications Ltd. of $111 million.

4. The following table summarizes securities that were outstanding as of September 30, 2000 and 1999, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

         (Shares in thousands)                                   September 30,
                                                             -------------------
                                                               2000      1999
         Options and Rights                                    2,375     563

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Consolidated income from continuing operations decreased to $8.8 million for the nine-month period ended September 30, 2000, from $26.3 million for the same period in 1999. The decrease in income is primarily attributable to lower realized and unrealized gains on investments, the gain on sale of real estate rental property in 1999, which was absent in 2000, and higher interest expense and translation loss in 2000. These decreases were partially offset by the increase in the equity in earnings of affiliates and larger dividend income in 2000.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $2.8 million of unrealized losses on investments which are classified as trading securities in the nine-month period ended September 30, 2000, as compared to $6.9 million of gains in the same period in 1999. The unrealized losses in 2000 are primarily attributable to the Company's investment in shares of Arel Communications Ltd. ("Arel"), while in 1999, the unrealized gains were attributable to the investments in the shares of Bank Leumi le'Israel B.M. ("Leumi") and Fundtech Ltd. ("Fundtech"). At September 30, 2000 and December 31, 1999, the aggregate fair value of trading securities amounted to approximately $38 million and $40.4 million, respectively.

In the nine months ended September 30, 2000, the Company recorded $12.3 million of gains on the sale of marketable securities, $9.5 million of which were attributable to the Company's investment in BreezeCOM Ltd. ("BreezeCOM"). In the nine months ended September 30, 1999, the Company recorded $16.3 million of gains on the sale of investments, $13.5 million which were attributable to the sale of its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. on April 14, 1999.

On July 6, 1999, the Company sold real estate rental properties to a subsidiary of Bank Hapoalim B.M., and recorded a gain on the sale of $9.2 million ($6 million net of taxes) in its September 30, 1999, consolidated financial statements.

Equity in earnings of affiliates increased to $18.6 million for the nine months ended September 30, 2000, from $14.9 million for the same period in 1999. The increase is primarily attributable to the increased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), which recorded unrealized gains on its investments in Smart Link Ltd., Netformx Ltd. ("Netformx") and Sim-Player.com Ltd. Granite Hacarmel Investments Ltd., ("Granite"), the Company's 20.2%-owned affiliate, which is one of the largest distributors of refined, petroleum products, recorded higher earnings in 2000 primarily as a result of a gain on sale of investees.

The increase in real estate income and expenses in the first nine months of 2000 as compared to the same period in 1999 is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. The Company acquired an additional 50% interest in Am-Hal on December 31, 1999. As a result, Am-Hal's statement of income was consolidated with the Company's consolidated statement of income in 2000, while in 1999, Am-Hal's results were recorded in equity in earnings of affiliates.

The increase in other income in the nine months ended September 30, 2000, as compared to the same period in 1999, is attributable to higher dividend income on marketable securities and a larger dividend received from MIRS Communications Ltd.

The Company recorded higher interest expense in the nine months ended September 30, 2000, as compared to the same period in 1999, as a result of increased borrowings in connection with new investments made and the acquisition of the Company's shares from Bank Hapoalim B.M. in July, 1999.

In the nine-month period ended September 30, 2000, the Company recorded an additional loss from impairment of $3.5 million with respect to bank guarantees in connection with its investment in M.D.F. Industries Ltd. ("M.D.F."). The Company paid the banks $2.5 million in September, 2000 and another $2.5 million in October, 2000 (total provision at September 30, 2000 was $5 million). In the same period in 1999, the Company recorded $3 million of losses on impairment of its investments in M.D.F. ($1.5 million), Unic View Ltd. ($1 million) and MuTek Solutions Ltd. ($.4 million).

The Company recorded a translation loss of $1.3 million in the nine months ended September 30, 2000, as compared to $.4 million in the same period in 1999. The increase in the translation loss in 2000 is attributable to the foreign exchange forward contracts executed by the Company, which were outstanding during 2000.

The increase in the effective income tax rate in 2000 as compared to 1999 is mainly attributable to translation losses and to the losses of certain Israeli subsidiaries for which no tax benefits were available.

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

Consolidated net income from continuing operations decreased to $.4 million for the three-month period ended September 30, 2000, from $5.3 million for the same period in 1999. The decrease in net income is primarily attributable to the absence of the gain on sale of real estate rental property, higher interest expense, decrease in the equity in earnings of affiliates and lower dividend income. These decreases were partially offset by the unrealized gains on investments in 2000, as compared to losses in 1999.

The Company recorded $2.8 million of unrealized gains on investments in the three-month period ended September 30, 2000, as compared to $3.4 million of unrealized losses on investments in the same period in 1999. The unrealized gains in the third quarter of 2000 are primarily attributable to the Company's investment in the shares of BreezeCom and Leumi, while the unrealized losses in 1999 were attributable to the investments in shares of Leumi and Fundtech.

Equity in earnings of affiliates decreased to $2.5 million for the three months ended September 30, 2000, from $4 million for the same period in 1999. The decrease is attributable to the decreased earnings of those companies accounted for by the equity method.

The decrease in other income in the third quarter of 2000, as compared to the third quarter of the previous year, is attributable to the lower dividend income on marketable securities.

Interest expense increased in the quarter ended September 30, 2000 as compared to the same period in 1999 for the same reasons as discussed in "Results of Operations -- nine months ended September 30, 2000 compared to nine months ended
September 30, 1999."

The increase in the effective income tax rate in the three months ended September 30, 2000, as compared to the same period in 1999 is primarily attributable to the losses of certain Israeli subsidiaries for which no tax benefits were available.

Liquidity and Capital Resources

At September 30, 2000, cash and cash equivalents were $14.6 million as compared with $7.4 million at December 31, 1999. The increase in cash is primarily attributable to proceeds received from the sale of the trading securities in the first nine months of 2000. The decrease in deposits, notes and loans receivable and debentures is primarily attributable to scheduled repayments. The increase in accounts payable is primarily attributable to the increase in the deferred tax provision with respect to the unrealized gains on the available-for-sale securities and the increase in Am-Hal's deposits from tenants. The increase in notes and loans payable is attributable to the increased borrowings with respect to the construction of the new senior citizens facility by Am-Hal, and in connection with the new investments made by the Company. The increase in accumulated other comprehensive income is primarily attributable to the Company's investments in BreezeCOM, Floware Wireless Systems Ltd. and Compugen Ltd.

During the first nine months of 2000, the Company made the following investments, aggregating $27.5 million, notably: (1) a $6.2 million investment to acquire a 4.9% interest in Arel, a leading provider of interactive distance learning systems; (2) an additional $3.3 million investment in Camelot Information Technologies Ltd. (total equity interest is 19%, including net indirect equity through OphirTech Ltd.), a developer of innovative software solutions to secure organizational communication networks; (3) a $2.8 million investment to acquire a 4% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; (4) an additional $2.75 million investment in Netformx (net equity interest - 20.2%, including net indirect equity through Trinet), a developer of network design tools; (5) a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems; (6) an additional $1.8 million investment in PowerDsine Ltd. (total equity interest -- 10.8%), a leading developer of power supply devices for the telecommunications industry; (7) a $1.25 million investment to acquire a 12.2% interest in RealM Technologies Ltd. (total equity interest -- 17%, including net indirect equity through Ophir), a developer of a network of servers, which will allow the introduction of the next generation of applicable services, while maximizing performance and optimizing bandwidth usage; (8) a $1.25 million investment in Star Venture Capital Fund, which focuses on investments in communications, Internet, software and medical devices; (9) an additional $1.1 million investment in Compugen Ltd. (total equity interest - 1.6%), a pioneer in the field of computational genomics and proteomics; (10) a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of E-business services;
(11) a $.75 million investment to acquire a 20% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security; (12) a $.75 million investment to acquire a 9.5% equity interest in mPrest Technologies Ltd. (formerly WapDWap Ltd.), a developer of web-based applications for cellular phones; (13) an additional $.6 million investment to maintain its interest in Shiron Satellite Communications, Ltd. (1996) (equity interest -- 9%), a developer and marketer of two-way multimedia satellite communication products; (14) a $.5 million investment to acquire a 13% interest in Enbaya Inc., a developer and marketer of a 3D browser that enables fast viewing, compression and streaming of 3D models; (15) a $.5 million investment to acquire a 10.8% interest in Oblicore Ltd., a provider of a unique solution that enables businesses to track service performance relative to service targets and allocate service resources to maximize their success; (16) a $.5 million investment to acquire a 5.6% interest in Zactus Inc., a developer of websites for musicians and (17) an additional $.4 million investment in ShellCase Ltd., (total equity interest - 17.6%), a developer of the smallest packages for semiconductor chips.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2000, and are sensitive to the above market risks.

Interest Rate Risks

At September 30, 2000, the Company had financial assets totalling $22.1 million and financial liabilities totalling $199.5 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At September 30, 2000, the Company had fixed rate financial assets of $16.5 million and variable rate financial assets of $5.6 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.1 million.

At September 30, 2000, the Company had fixed rate debt of $42 million and variable rate debt of $157.5 million. A ten percent decease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.4 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $1 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company enters into various foreign exchange forward purchase contracts. At September 30, 2000, the open foreign exchange forward purchase contracts totalled $15 million. Holding other variables constant, if there were a ten percent adverse change in foreign currency exchange rates, the Company's cumulative translation loss (reflected in accumulated other comprehensive income) would increase by $.5 million.

Equity Price Risk

The Company's investments at September 30, 2000 included marketable securities (trading and available-for-sale) which are recorded at fair value of $91.3 million, including net unrealized gains of $29.1 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $9.1 million.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings -- None.

     Item 2.      Changes in Securities and Use of Proceeds -- None.

     Item 3.      Defaults upon Senior Securities -- None.

     Item 4.      Submission of Matters to a Vote of Security Holders -- None.

     Item 5.      Other Information -- None.

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  Exhibit 11 -- Schedule Setting Forth Computation of Earnings per Share of Class A Stock.

                  Exhibit 27 -- Financial Data Schedule.

          (b)     Reports on Form 8-K.  None.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMPAL-AMERICAN ISRAEL CORPORATION



                              By:/s/ Raz Steinmetz
                              -----------------------------------------------
                                       Raz Steinmetz
                                       President and
                                         Chief Executive Officer
                                       (Principal Executive Officer)

                              By:/s/ Shlomo Meichor
                              -----------------------------------------------
                                       Shlomo Meichor
                                       Vice President - Finance
                                         and Treasurer
                                       (Principal Financial Officer)

                              By:/s/ Alla Kanter
                              -----------------------------------------------
                                       Alla Kanter
                                       Vice President - Accounting
                                       and Controller
                                       (Principal Accounting Officer)

Dated:  November 14, 2000

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

Exhibit No.                            Description
-----------                            -----------
11       Schedule Setting Forth Computation of Earnings
                  Per Share of Class A Stock...............................     Page *

27       Financial Data Schedule.

         * These exhibits were included in the copy of this report filed with the Securities and Exchange Commission and are available upon request from Ampal.