Form 10-K405
period 2000-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2001-03-30
CIK 731859

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

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                          Commission file number 0-538
                        AMPAL-AMERICAN ISRAEL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   NEW YORK                                      13-0435685
        (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)
1177 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                     10036
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 782-2100.
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Class A Stock
                    4% Cumulative Convertible Preferred Stock
                  6 1/2% Cumulative Convertible Preferred Stock
                               (Titles of Classes)
                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                                ----   ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K  X    .
                              ----
         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,353,768 (as of March 20, 2001).

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $47,366,522 (as of March 20, 2001).

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                      OF AMPAL-AMERICAN ISRAEL CORPORATION
                                     PART I

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

         In order to identify investment opportunities in the Israeli market, the Company is active in those sectors where it believes that the Israeli market has a competitive advantage in the global market. Currently, the Company has identified the Israeli high-technology and telecommunications sector as having attained world-class stature. In addition, the high-technology and telecommunications sector is experiencing the greatest sector growth within the Israeli economy. As a result, the Company has, for the past three years, directed its strategic focus to investing in this sector. In 2000, the Company invested a total of approximately $37 million in twenty-one high-technology companies, most of which were at the seed-capital or start-up stage. The Company expects to continue its activities in this sector and anticipates that investments in high-technology and telecommunications will predominate, in both number and investment value, among the Company's holdings. The Company is also engaged in other investments that may have substantial potential, such as facilities for senior citizens.

         Ampal's 42.5%-owned affiliate, Ophirtech Ltd., has also focused its new investments in the technology sector, consistent with Ampal's current strategy.

         Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the New York Stock Exchange ("NYSE"), NASDAQ Stock Market ("NASDAQ"), American Stock Exchange ("AMEX"), Tel Aviv Stock Exchange ("TASE") or the Canadian Venture Exchange ("CDNX"). For further information with respect to the more significant investee companies, see below. For additional information concerning the investee companies, previous 10-K forms of Ampal are herein incorporated by reference.

                                                                                                           PERCENTAGE AS OF
                       INDUSTRY SEGMENT                                 PRINCIPAL BUSINESS               DECEMBER 31, 2000(1)
                       ----------------                                 ------------------               -----------------
HIGH-TECHNOLOGY AND COMMUNICATIONS
   Ampal Cavallo Intervest Fund .....................         Venture Capital Fund                              20.0
   Arel Communications and Software Ltd.
     (NASDAQ:"ARLC").................................         Interactive Distance Learning Systems              3.1
   Babylon Ltd.......................................         Translation Software for the Internet              2.1
   BreezeCom Ltd. (NASDAQ:"BRZE")....................         Wireless Local Area Network                        2.1
   BridgeWave Communications, Inc....................         Broadband Wireless Technology                      4.0
   Camelot Information Technologies Ltd..............         Systems-Safeguarding Software                     20.7(2)
   Clalcom Ltd.......................................         Communications                                     0.7
   Comfy Interactive Movies Ltd.(TASE)...............         Computer Technology for Children                   2.2
   Compugen Ltd. (NASDAQ:"CGEN").....................         Bioinformatics                                     1.5
   ContactNOW Inc....................................         Internet-Based Community Enablers                  4.6
   CUTe Ltd..........................................         Designs Intellectual Property Rights              20.0
   ElephantX dot com LLC.............................         Software for E-Trading                             0.5
   Enbaya Ltd........................................         3D Browser/Publisher                              12.9
   Floware Wireless Systems Ltd. (NASDAQ:"FLRE").....         Broadband Wireless Transmission                    1.6
   MIRS Communications Ltd...........................         Wireless Communications Service Provider          25.0
   Modem Art Ltd.....................................         Fabless Semiconductor Company                      7.6
   mPrest Technologies Ltd...........................         Web-Based Applications for Cellular Phones         9.5
   MuTek Solutions Ltd...............................         Defect-Detecting Software                          6.1
   Oblicore Ltd......................................         Service Performance Tracking Software             17.0
   Ophir Holdings Ltd. ("Ophir").....................         Holding Company                                   42.5
     Courses Investment in Technology Ltd............         Venture Capital Fund                               4.6(3)
     Dovrat Shrem-Skies Fund '92 Ltd.................         Venture Capital Fund                               1.2(3)
     Zoran Corporation (NASDAQ:"ZRAN")...............         Digital Solutions-on-a-Chip                        0.3(3)
   Ophirtech Ltd. ("Ophirtech")......................         Holding Company                                   42.5
     Carmel Bio-Sensors Ltd..........................         Glucose-measuring products                         5.8(2)
     Celvibe Ltd.....................................         Digital Video Technologies                         6.7(2)
     Cipheractive Ltd................................         Video Coding Technology                           13.7(2)
     Elpas Ltd.......................................         Products Using Infra-Red Based                     6.9(2)
                                                                Data Communication Technologies
     Expand Networks Ltd.............................         Internet Data Compression                          4.8(2)
     Indocs Online Ltd...............................         E-Commerce Software                                6.1(2)
     Interlink Computer Communications Ltd...........         Web-Based Application Integration Software         5.6(2)
     iRadius.com, Inc................................         Family-Friendly E-Commerce Platforms               4.5(2)
     Mainsoft Corporation ...........................         UNIX Tools                                         0.8(2)
     Omegaon Ltd.....................................         Computer Network Software                          6.6(2)
     Pelican Security Ltd............................         Internet Data Protection Software                  6.2(2)
     Praxell, Inc....................................         Prepaid Charge Card Software                       3.7(2)
     Romidot Ltd.....................................         Optical Checking Instruments                       4.5(2)
     StoreAge Networking Technologies Ltd............         Data Storage Software                              5.9(2)
     Techimage Ltd...................................         Computer Animation Software                        1.1(2)
   PowerDsine Ltd....................................         Telecommunications Components                     10.8
   Qronus Interactive Israel (1994) Ltd..............         Software Quality Products                          9.5
   RealM Technologies Ltd............................         IP Multi-Media Products                           19.2(2)
   SeraNova, Inc. (NASDAQ:"SERA")(4).................         Provider of E-Business Services                    0.5
   ShellCase Ltd. (CDNX:"SSD").......................         Packaging Process for Semiconductor Chips         17.6
   Shiron Satellite Communications (1996) Ltd........         Satellite Modems and Fast Internet Access          9.0
   Smartlight Ltd....................................         X-Ray Film Digital Viewer                          8.9
   Sonic Foundry, Inc. (NASDAQ:"SOFO")...............         Digital Media and Internet Software Tools          0.4
   Star Management of Investments No. II (2000) L.P..         Venture Capital Fund                              10.0

                                                                                                           PERCENTAGE AS OF
                       INDUSTRY SEGMENT                                 PRINCIPAL BUSINESS               DECEMBER 31, 2000(1)
                       ----------------                                 ------------------               -----------------
HIGH-TECHNOLOGY AND COMMUNICATIONS - CONTINUED
   Trinet Venture Capital Ltd..----------------------         Venture Capital Fund                              50.0
    Netformx Ltd.------------------------------------         Network Design Tools                              20.2(2)(5)
    Peptor Ltd.--------------------------------------         Pharmaceutical Products                            0.6(5)
    Smart Link Ltd.----------------------------------         Software-Based Communications Products            14.9(5)
   VisionCare Ophthalmic Technologies Ltd.-----------         Advanced Optical Products                          9.4
   XACCT Technologies Ltd.---------------------------         TCP/IP Network Software                           16.2
   Xpert Integrated Systems Ltd.---------------------         Software and Systems Integrator                   16.6
                                                               Specializing in Systems Security
   Zactus, Inc.--------------------------------------         Web Site for Musicians                            11.9(3)
REAL ESTATE------------------------------------------
   Am-Hal Ltd.---------------------------------------         Chain of Senior Citizen Facilities               100.0
   Ampal (Israel) Ltd.-------------------------------         Holding Company and Real Estate                  100.0
   Ampal Realty Corporation--------------------------         Commercial Real Estate                           100.0
   Bay Heart Limited---------------------------------         Shopping Mall Owner/Lessor                        37.0
   Etz Vanir Ltd. and Yakhin Mataim Ltd.-------------         Citrus Groves                                     50.0(6)
   Frenkel Lefkovitz & Co.---------------------------         Real Estate                                       20.0
   Nir Ltd.------------------------------------------         Commercial Real Estate                            99.9
   Ophir Holdings Ltd. ("Ophir Holdings")------------         Holding Company                                   42.5
    Industrial Buildings Corporation Ltd. (TASE)-----         Industrial Real Estate                             5.2(3)
    Lysh The Coastal High-way Ltd.-------------------         Commercial Real Estate                            10.6(3)
    Meimadim Investments Ltd.------------------------         Commercial Real Estate                             6.3(3)
    New Horizons (1993) Ltd.-------------------------         Commercial Real Estate                            34.0(3)
    Shmey-Bar Group----------------------------------         Commercial Real Estate                             9.4(3)

ENERGY DISTRIBUTION AND INDUSTRY---------------------
   Carmel Container Systems Limited
    (AMEX:"KML")-------------------------------------         Packaging Materials and Carton Production         21.7
   Granite Hacarmel Investments Ltd. (TASE)----------         Distribution of Refined Petroleum Products        20.2
   M.D.F. Industries Ltd.----------------------------         Medium Density Fiber Products                     50.0

LEISURE-TIME-----------------------------------------
   Coral World International Limited-----------------         Underwater Observatories and Marine Parks         50.0
   Country Club Kfar Saba Limited--------------------         Country Club Facility                             51.0
   Hod Hasharon Sport Center (1992)
    Limited Partnership------------------------------         Country Club Facility                             50.0

CAPITAL MARKETS AND OTHER HOLDINGS-------------------
   Ampal Development (Israel) Ltd.-------------------         Holding Company                                  100.0
   Ampal Industries (Israel) Ltd.--------------------         Holding Company                                  100.0
   Bank Leumi le'Israel B.M.-------------------------         Israeli Commercial Bank                            0.3
   Blue Square-Israel Ltd. (NYSE:"BSI" and
    TASE)--------------------------------------------         Supermarket Chain                                  3.9
   Epsilon Investment House Ltd. and-----------------
    Renaissance Investment Company Ltd.--------------         Portfolio Management and                          20.0
                                                               Underwriting Services
   Renaissance Israel--------------------------------         Investment Fund                                   15.0

-----------------------

(1) Based upon current ownership percentage. Does not give effect to any potential dilution.

(2) As of December 31, 2000, Ophirtech Ltd. held the following percentage interests:

              Camelot Information Technologies Ltd.--------------------         13.2
              Carmel Bio-Sensors Ltd.----------------------------------         13.7
              Celvibe Ltd.---------------------------------------------         15.7
              Cipheractive Ltd.----------------------------------------         32.3
              Elpas Ltd.-----------------------------------------------         16.3
              Expand Networks Ltd.-------------------------------------         11.2
              Indocs Online Ltd.---------------------------------------         14.4

              Interlink Computer Communications Ltd.-------------------         13.1
              iRadius.com, Inc.----------------------------------------         10.7
              Mainsoft Corporation Ltd.--------------------------------          1.8
              Netformx Ltd.--------------------------------------------          5.9
              Omegaon Ltd.---------------------------------------------         15.6
              Pelican Security Ltd.------------------------------------         14.6
              Praxell, Inc.--------------------------------------------          8.8
              RealM Technologies Ltd.----------------------------------         14.5
              Romidot Ltd.---------------------------------------------         10.6
              StoreAge Networking Technologies Ltd.--------------------         13.8
              Techimage Ltd.-------------------------------------------          2.6

         The Company's percentage of the above companies reflects 42.5% of Ophirtech's ownership plus any direct holdings.

(3) As of December 31, 2000, Ophir Holdings Ltd. held the following percentage interests:

              Courses Investment in Technology Ltd.--------------------          5.0
              Dovrat Shrem-Skies Fund '92 Ltd.-------------------------          2.9
              Industrial Buildings Corporation Ltd.--------------------         12.2
              Lysh The Coastal High-way Ltd.---------------------------         25.0
              Meimadim Investments Ltd.--------------------------------         10.0
              New Horizons (1993) Ltd.---------------------------------         80.0
              Shmey-Bar (I.A.) 1993, Ltd., Shmey-Bar (T.H.)
               1993 Ltd. and Shmey-Bar Real Estate (1993) Ltd.---------         22.2
              Zactus, Inc.---------------------------------------------         14.9
              Zoran Corporation----------------------------------------          0.8

         The Company's percentage of the above companies reflects 42.5% of Ophir Holdings' ownership plus any direct holdings.

(4) SeraNova, Inc. was acquired by Silverline Technologies Ltd. (NYSE:"SLT") on March 6, 2001.

(5) As of December 31, 2000, Trinet Venture Capital Ltd., held the following percentage interests:

              Netformx Ltd.--------------------------------------------         16.8
              Peptor Ltd.----------------------------------------------          1.2
              Smart Link Ltd.------------------------------------------         28.6

         The Company's percentage of the above companies reflects 50% of Trinet's ownership plus any direct holdings.

(6)      Please refer to "Legal Proceedings."

SIGNIFICANT RECENT DEVELOPMENTS SINCE THE END OF LAST FISCAL YEAR

          On January 22, 2001, the Company made an additional investment of $1.5 million in Enbaya Ltd., a developer of a 3D browser that enables fast serving, compression and streaming of 3D models, and increased its equity interest in the company from 12.9% to 20.5%.

         On February 5, 2001, the Company announced that its 25%-owned affiliate, MIRS Communications Ltd. ("MIRS"), was granted a full general operator license by the Ministry of Communications, similar to the three existing cellular licenses previously granted to other Israeli operators. Subsequently, on February 27, 2001, the Company was informed that Partner, the Orange network operator in Israel, filed a petition with the High Court of Justice in Jerusalem against the Ministry of Communications and MIRS. The petition requests the cancellation of the general operator license granted to MIRS on February 5, 2001, due to the circumstances leading to its granting.

         On February 23, 2001, the Company made an additional $5 million investment in XACCT Technologies Ltd. ("XACCT"), a leading provider of business infrastructure software for the next-generation public network. The Company now holds an approximate 16.2% equity interest in XACCT.

         On March 27, 2001, the Company sold its interest in the building located at 800 Second Avenue in New York City for $33 million and recorded a pretax gain of approximately $7.7 million.

HIGH TECHNOLOGY AND COMMUNICATIONS

         AMPAL CAVALLO INTERVEST FUND ("AMPAL KOREA")

         In December 2000, the Company invested $1.1 million in Ampal Korea, a new Korean venture capital fund which it will manage. Ampal Korea will have a capitalization of 35 billion Korean won (approximately $30 million), and the partners in this fund are the Company (20%); the Government of Korea (40%); foreign investors including Cavallo Capital Corporation (29%) and Intervest Company Ltd. (11%). The fund will be managed by Ampal International Ventures
(2000) Ltd., a wholly-owned subsidiary of Ampal, headed by Nitzan Yanovski, together with Intervest Company Ltd. ("Intervest"), a venture capital fund manager in Korea.

         The fund will invest in Korean high-technology companies and will promote these companies by capitalizing upon the expertise of Ampal's Israeli high-technology investee companies. The current business environment in Korea is similar to the business environment in Israel in the early 1990s, when the high-technology market offered high potential investment opportunities. As a result of the recent economic upheavals which have affected the Far East, Korean conglomerates have been forced to focus on salvaging profit margins and restructuring, leaving the economy wide open to innovations by small and mid-sized businesses. Furthermore, the involvement of the Korean Government in this market significantly increased, providing assistance and incentives to these high-technology companies.

         Ampal's investment strategy will focus on state-of-the-art technology companies that can provide global growth potential, particularly in the telecommunications, software and semiconductor sectors. Ampal's entry into the Korean market provides Ampal's portfolio companies access to new business opportunities and technological advantages to support their future growth.

         The structure of the deal provides Ampal with the option to purchase the Korean Government's share in the fund at cost plus interest (and in certain cases additional remuneration) upon the expiration of the initial three-year term in 2004. This option may significantly enhance Ampal's return on its investment.

         Ampal believes that Korea's technological expertise in the electronics and semiconductor industries, together with the support of the Government of Korea and Ampal's leadership, will provide the ingredients for the success of this new fund.

         Intervest, established in 1999, is a Korean-owned enterprise specializing in providing private and venture capital to existing companies, many of them listed, and to start-up companies, particularly in the high-technology and information industries. Intervest also organized funds with Chase Asia Equity Partners, an Asia-region private equity arm of the Chase Manhattan Bank group and domestic investors.

         AREL COMMUNICATIONS AND SOFTWARE LTD. ("AREL")

         The Company purchased 396,000 shares of Arel (NASDAQ "ARLC") in February 2000 for approximately $6 million. Arel's core business targets the emerging Interactive Distance Learning (IDL) market, where it is positioned as the innovative technology leader. Arel's subsidiary, ArelNet Ltd. ("ArelNet"), is the leading provider of high quality Internet Protocol (IP) telephony solutions, developing cutting-edge technology solutions for real-time voice and fax over IP networks and enhanced services. Arel completed the spin-off of its holdings in ArelNet in June 2000, and the Company received 119,674 shares of ArelNet.

         In 2000, the Company recorded a net gain of $.3 million, after taxes, on the sale of Arel shares, and also recorded a net unrealized loss of $3 million, after taxes. At December 31, 2000, the Company owned 398,100 and 119,674 shares of Arel and ArelNet, respectively, which had a combined market valuation of $1.2 million. The Company's equity interest in Arel and ArelNet at year-end was 3.1%.

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

         Babylon recently announced a reorganization program that includes a 50% cut in its work force.

         BREEZECOM LTD. ("BREEZE")

         Breeze (NASDAQ "BRZE") is an Israeli company which is a leading provider of wireless access solutions used worldwide by public operators, Internet service providers and private enterprises. Its products provide a wireless alternative to wired access solutions, such as DSL and cable modems, and facilitate indoor and outdoor, as well as fixed and mobile wireless LAN connectivity. Breeze's products are based on a packet switching point-to-multipoint wireless platform, optimized for high-speed Internet and intranet access. Core technologies include spread spectrum radio, digital signal processing, modems, networking protocols and VLSI. Breeze has three product lines: BreezeACCESS(TM) for service providers in licensed and unlicensed frequency bands, BreezeNET(R) for wireless campus networks in unlicensed bands and BreezeLINK(R) for point-to-point T1/E1 connectivity.

         Breeze's revenues increased from $45 million in 1999 to $101 million in 2000, and net income in 2000 was $10 million, compared to a net loss of $3.6 million in 1999. In March 2000, Breeze completed an initial public offering of 5,750,000 shares on the NASDAQ and received net proceeds of $107 million.

         At December 31, 1999, the Company had invested $1 million in Breeze for a 4.3% equity interest. In January 2000, the Company invested an additional $.1 million in Breeze. After the public offering, the Company held 814,870 shares of Breeze and purchased additional shares during the year. In 2000, the Company sold 318,200 shares of Breeze for a net gain of $7.2 million after taxes and recorded a net unrealized gain of $.7 million, after taxes, in the statement of income. A net unrealized gain of $3 million, after taxes, was recorded in accumulated other comprehensive loss on the balance sheet.

         At December 31, 2000, the Company's holdings of 581,770 shares of Breeze, representing a 2.1% equity interest, had a market value of $8.3 million.

         BRIDGEWAVE COMMUNICATIONS, INC. ("BRIDGEWAVE")

         During 2000, the Company made two investments, aggregating $2.8 million, for a 4% equity interest in BridgeWave, which develops and markets wireless access systems that extend the reach of broadband networks, allowing service providers to reach untapped subscribers with high-margin, high-bandwidth services.

         The Company's most recent investment was made in September 2000 as part of a $26.5 million private placement, based on a $126.5 million post-money valuation. Other significant investors in the private placement were Merrill Lynch and Scientific Atlanta Strategic Investment L.L.P.

         CAMELOT INFORMATION TECHNOLOGIES LTD. ("CAMELOT")

         In 1999 and 2000, the Company invested $1.25 million and $3.3 million, respectively, for a 15.1% equity interest in Camelot, an Israeli corporation which develops and markets security and management solutions for the networked business environment. Its flagship product, HARK!, is the world's first automated intelligent access control solution, which enables users access to information resources strictly on a need-to-know basis. Utilizing sophisticated discovery algorithms to analyze network events and deduce the functional structure of an organization, HARK! automatically creates dynamic, highly-granulated policies and facilitates effective management of network users and resources. HARK! empowers information technology managers with time-saving automation and reporting functionality, while allowing them to closely monitor all activity on the network.

         Camelot's private placement in October 2000 raised $21 million from key investors which included SOFTBANK, a prominent Japanese venture capital firm and PCG Ventures, the venture capital arm of Pacific Capital Group.

         Ophirtech Ltd., the Company's 42.5%-owned affiliate, has invested $3.5 million in Camelot for a 13.2% equity interest. The Company's net equity interest in Camelot at December 31, 2000, was 20.7%.

         COMPUGEN LTD. ("COMPUGEN")

         Compugen (NASDAQ "CGEN") is a pioneer in the field of computational genomics and is developing new approaches to computational proteomics. Compugen combines the disciplines of mathematics and computer science with molecular biology to develop products and services that enable life scientists to significantly enhance and accelerate their research efforts in the discovery of drugs, therapeutics, diagnostics and agricultural products. In addition, Compugen is commercializing the genes and proteins that are discovered through its drug discovery division. Customers of Compugen products and services include pharmaceutical, biotechnology and other life science organizations such as Amgen, Human Genome Sciences, Inc., Merck, Monsanto, Pfizer and the U.S. Patent and Trademark Office.

         In August 2000, Compugen completed an initial public offering of 5,750,000 shares on the NASDAQ and received net proceeds of $53.5 million. Revenues increased from $3.2 million in 1999 to $6.9 million in 2000.

         The Company invested $1 million and $1.1 million in Compugen in 1998 and 2000, respectively. During 2000, the Company sold 26,300 shares of Compugen for a net gain of $.1 million, after taxes. A net unrealized gain of $.4 million, after taxes, was recorded in accumulated other comprehensive loss on the balance sheet.

         At December 31, 2000, the Company's holdings of 384,197 shares of Compugen, representing a 1.5% equity interest, had a market value of $2.4 million.

         CONTACTNOW INC. ("CONTACTNOW")

         During 1999, the Company invested $.5 million to acquire 4.6% of ContactNOW, which developed an Internet-activated anonymous telephony service. By using the ContactNOW service, an Internet user can initiate a regular phone call to any other Internet user simply by clicking on his/her e-mail address, ICQ number, YahooID or any other identification alias. The actual telephone numbers of both parties remain confidential.

         The investment in ContactNOW was written-off in 2000.

         CUTE LTD. ("CUTE")

         In June 2000, the Company entered into a Share Purchase Agreement pursuant to which it undertook to invest $1.75 million, in four equal consecutive quarterly installments, bearing interest from the date of the closing until the repayment in full, for a 20% equity interest in CUTe, a designer of intellectual property rights and software modules on key components of the physical layer of wireless telecommunications systems.

         By December 31, 2000, the Company invested $.875 million of the total amount of $1.75 million. The third installment was made at the beginning of January 2001, and the last payment was made on March 26, 2001.

         ENBAYA LTD. ("ENBAYA")

         Enbaya (formerly Geometry-On-Line, Inc.) is the developer of the first 3D content delivery network service for the Internet. Based on 3D graphics and animation, Enbaya's groundbreaking technology enables e-businesses to offer a richer, more powerful interactive experience. With high quality, fast-loading 3D objects that can be moved, turned, studied and "touched", Enbaya gives users information in a format never before available on the Internet, strengthening "stickiness" and enhancing sales. E-businesses can seamlessly integrate any 3D content into their site by simply uploading it to the Enbaya Service Network(TM).

         Enbaya's products are built around a core technology for progressive compression and streaming, and a unique "one-link service" business model. The combination of Enbaya's new technology with the easily deployed business model breaks speed and integration barriers that have been traditionally associated with delivering rich-media and 3D over the Internet, and is fast and compact enough to be used with other platforms such as PDAs and mobile phones. Enbaya is expected to launch beta services for bricks-and-mortar retailers who want to provide customers with a realistic and interactive virtual experience of products and services.

         In March 2000, the Company invested $.5 million in Enbaya for a 12.9% equity interest, and extended a bridge loan of $.4 million in September 2000. The Company made an additional investment of $1.5 million in Enbaya in January 2001, increasing its equity interest to 20.5%. The last investment was made as part of a $5 million round of financing based on a $15 million post-money valuation. Other significant investors included Poalim Capital Markets, DS Polaris and Partner FutureComm.

         FLOWARE WIRELESS SYSTEMS LTD. ("FLOWARE")

         Floware (NASDAQ "FLRE") is a leading provider of broadband wireless access solutions that enable new telecom operators (CLECs) to offer business customers cost-effective "last mile" connectivity to backbone networks. Floware's WALKair(TM) system, a broadband point-to-multipoint fixed wireless access system, is designed to allow operators to produce competitive services in the increasingly deregulated telecommunications marketplace. Installed in over 40 sites around the world (both commercial and field experiments), WALKair(TM) offers high capacity bandwidth data/internet services as well as advanced voice services.

         In September 1999, the Company invested $2.5 million, at a pre-money valuation of approximately $80 million, for an approximately 2.45% equity interest in Floware. During the first quarter of 2000, Siemens AG ("Siemens"), a global powerhouse in telecommunications, electrical engineering and electronics and a strategic investor in Floware, significantly increased its equity interest in Floware from 10% to 28%, based on a pre-money valuation of $230 million. In August 2000, Floware completed an initial public offering of 5,175,000 shares on the NASDAQ and raised gross proceeds of $67 million.

         Floware's revenues increased from $3.3 million in 1999 to $38.5 million in 2000.

         In 2000, the Company's statement of income reflected a net gain of $.4 million, after taxes, on the sale of shares to Siemens. A net unrealized gain of $2.5 million, after taxes, was recorded in accumulated other comprehensive loss in the balance sheet. At December 31, 2000, the Company's holdings of 518,800 shares of Floware, representing an equity interest of 1.5%, had a market value of $6.1 million.

         MIRS COMMUNICATIONS LTD. ("MIRS")

         MIRS, which is the largest investment in Ampal's history, represents a cornerstone in Ampal's strategic planning for the future. On January 22, 1998, the Company completed its purchase of a one-third interest in the assets of a new wireless communications service provider, MIRS Communication Company Ltd.("MIRS") for $110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly-owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The limited partners of the partnership reimbursed the Company for their pro-rata share of expenses incurred by the Company in connection with the original purchase from Motorola Israel. MIRS, which is one-third owned by the partnership and two-thirds owned by Motorola Israel, coordinates and operates the digital and analog public-shared two-way radio and other services in Israel previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel. The MIRS system employs a unique radio technology, developed by Motorola Israel, and provides an integrated service platform of digital wireless communications services. These services are targeted primarily to commercial customers.

         During 2000, MIRS exceeded most of its business goals based on which Ampal's investment was made. MIRS has over 168,000 subscribers (analog and digital) in the commercial, governmental, municipal, security and military sector, 15,000 of which are Packet-Data users. MIRS strongly positioned itself in the commercial sector, announcing an aggressive pricing strategy for the cellular services market, resulting in increased revenues in 2000 and an increase in its customer base. In 2000, MIRS' Board of Directors authorized the payment of a dividend based on 1999 results, of which $1.6 million was paid to the Company. In addition, the Company recorded income of $3.8 million from Motorola (Israel) Ltd, with respect to the guaranteed dividend income from MIRS.


         MIRS operated until recently under a license from the Israeli Ministry of Communications permitting it to provide its communications services. The two disadvantages of this license were that there were no Calling Party Pays (CPP) agreements and no connectivity agreement with Bezek, the local telephone provider.

         On February 5, 2001, MIRS Communications Ltd., was granted a full general operator license by the Ministry of Communications, similar to the three existing cellular licenses previously granted to other Israeli operators. The major advantages of this new license are that MIRS will now be able to charge for airtime usage for incoming calls and will have a connectivity agreement with Bezek. As part of this agreement, MIRS agreed to pay royalties to the Government of Israel and to be subject to certain quality of service measurements to comply with industry standards. The Ministry of Communications will conduct an economic valuation to determine the additional license fees to be paid by MIRS.

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

         At present, over 6 million subscribers are using the MIRS system worldwide, primarily in the United States where service is provided by Nextel, and in Argentina, Brazil, Canada, Japan, China, Korea, Mexico, Peru, Singapore and Colombia. By the end of 2000, MIRS had more than 168,000 subscribers in Israel, as compared to 140,000 subscribers in 1999.

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

         -  MIRS subscriber unit with integrated browser

         - Easy access from the lap-top to the customer's office/home computer applications

         - Fast access to information services and e-mail, directly from the MIRS subscriber unit

         - Alphanumeric messages can be sent to the MIRS subscriber unit through a manned paging center or through the Internet

         MODEM ART LTD. ("MODEM")

         In 1999 and 2000, the Company invested $.2 million and $1.65 million, respectively, for a 7.6% equity interest in Modem. An Israeli fabless semiconductor company, Modem specializes in developing system-on-a-chip solutions for wideband and broadband communication systems.

         mPREST TECHNOLOGIES LTD. ("mPREST")

         mPrest, (formerly WapDWap Ltd.), is engaged in the development of web-based applications for cellular phones. In August 2000, Ampal invested $.75 million in mPrest for a 9.5% equity interest, as part of a $4 million private placement, based on a $9.4 million post-money valuation.

         mPrest has developed a unique Personal Consolidation Platform for mobile Internet information. Using this platform, Internet and Intranet users can drag and drop specific information from any online page, choosing what is important to them for viewing on their mobile handset. The updated selected information is displayed on the mobile device, all on one phone page, with one-click access. Furthermore, the mPrest platform intelligently links the user's selected web information on the handset to relevant wireless services and transactions, generating m-traffic and m-commerce (m- =mobile).

         MUTEK SOLUTIONS LTD. ("MUTEK")

         MuTek develops and markets software solutions that improve the availability of business-critical software applications. Its Black Box Flight Recorders for software applications provide online alerts prior to system failures; record and play back software malfunctions and pinpoint the root cause of crashes and other errors in server and desktop applications. MuTek's customers include e-business and traditional blue chip companies in the computer and software industry, financial services, telecom and cellular operators, manufacturing and industrial companies.

         Revenues increased from $2.4 million in 1999 to $7.7 million in 2000.

         The Company has invested $3.7 million in MuTek, and its equity interest at December 31, 2000 was 6.1%. Its most recent investment of $1.6 million was made in October 2000 as part of a $15 million round of financing which was based on a $115 million post-money valuation.

         In February 2001, the Intel 64 Fund invested in MuTek and MuTek signed a joint development and marketing agreement with Sun Microsystems, Inc.

         NETFORMX, LTD. ("NETFORMX")

         The Company has a 20.2% equity interest in Netformx, directly and indirectly through Trinet and Ophir. Netformx develops and markets the award winning CANE(R) family of network design, analysis and simulation tools. CANE, the emerging standard in Computer Aided Network Engineering, is the only integrated, end-to-end, multi-layer, network design tool on the market. Netformx's strategy is to help its customers design and maintain sophisticated computer networks. Using CANE, network and system integrators and network managers design, simulate and analyze efficient, reliable networks quickly and easily. CANE is a highly sophisticated package built from the ground up to resolve network chaos and manage the accelerating pace of network change while reducing network equipment, consulting and staff costs.

         During 1999, Netformx signed a strategic agreement with Cisco making its products the tools which Cisco utilizes to design computer networks. Netformx is now positioning itself to become the preferred tool in the design and maintenance of networks.

         Due to a slower than expected growth in its markets, Netformx has reduced its work force and expenses during the first quarter of 2001 to calibrate it to current market conditions. In 2000, the Company and its 50%-owned affiliate, Trinet Venture Capital Ltd., recorded net write-downs of their investments in Netformx of $1.6 million and $2.7 million, respectively, after taxes. The Company's consolidated net loss on the Netformx write-downs was $2.5 million, after taxes.

         OBLICORE LTD. ("OBLICORE")

         Oblicore is developing a comprehensive infrastructure system that enables Application Service Providers ("ASP") to reduce costs and regulate service provision to meet the requirements of individual customers. With Oblicore, ASPs can supply customers with timely, accurate reports comparing actual service level delivery to service level commitments for each service level agreement.

         The Company invested $2.2 million in 2000 for a 17% equity interest in Oblicore. The most recent investment was made in November 2000 as part of an $11 million second round of financing based on a $27.5 million post-money valuation.

         OPHIR HOLDINGS LTD. ("OPHIR")

         Ophir, the Company's 42.5%-owned affiliate, held interests in real estate and high technology. In March 2000, Ophir sold most of its high-technology interests to a related entity, Ophirtech Ltd. ("Ophirtech") for $17.6 million. The Company has a 42.5% interest in Ophirtech.

         In addition to its investment in two mutual funds which focus on the high-technology sector, Ophir previously held a 5.6% equity interest in Nogatech, Inc. ("Nogatech"), which developed video communication compression technology. In May 2000, Nogatech completed an initial public offering of 3,500,000 shares on the NASDAQ and received gross proceeds of $42 million. Nogatech was acquired by Zoran Corporation ("Zoran") in October 2000. Zoran is a leading provider of digital solutions-on-a-chip for applications in the growing multimedia and consumer electronics markets.

         At December 31, 2000, Ophir's 137,567 shares of Zoran, representing a 0.8% equity interest, had a market value of $2.1 million.

         In April 2000, Terayon Communications Systems, Inc. ("Terayon") acquired Combox Ltd. ("Combox"). Ophir exchanged its 19.7% equity interest in Combox for 301,998 shares of Terayon. During the year, Ophir sold 268,424 shares of Terayon and recorded a net gain of $8.5 million, after taxes.

         OPHIRTECH LTD. ("OPHIRTECH")

         Ophirtech, the Company's 42.5%-owned affiliate, has invested in 18 companies in the high-technology sector. During 2000, Ophirtech invested $16.2 million in start-up companies.

         Included among Ophirtech's investments are the following companies:

                  CAMELOT INFORMATION TECHNOLOGIES LTD. ("CAMELOT")

                  Ophirtech has invested $3.5 million in Camelot for a 13.2% equity interest. The Company's net equity interest in Camelot at December 31, 2000, was 20.7% (see Camelot above).

                  CELVIBE LTD. ("CELVIBE")

                  Celvibe develops digital video technologies for the Internet, broadband networks and mobile users. Ophirtech invested $1.5 million for a 15.7% equity interest.

                  ELPAS LTD. ("ELPAS")

                  Elpas is a leader in local positioning-system solutions for hospitals and buildings. Through its patented wireless infra-red technology, Elpas is positioned to deliver solutions that change the way personnel, patients, visitors and equipment are managed indoors. Elpas recently formed a partnership with Siemens that will make patient positioning available to hospitals throughout the world. Ophirtech invested $1.6 million for a 16.3% equity interest in Elpas.

                  EXPAND NETWORKS LTD. ("EXPAND")

                  Expand developed caching technology designed to accelerate communications over diverse network infrastructures and improve broadband efficiency, thereby yielding significant savings in communications infrastructure costs. Expand extends the performance benefits of caching beyond Web traffic to all enterprise data. The result is a 100%-400% network performance increase that supports the deployment of bandwidth-intensive applications.

                  In October 2000, Expand completed a private placement, raising a total of $25 million from America Online, Inc., Comcast Interactive Capital, the Kaufman Fund, investment banks and other venture capital funds.

                  Expand's revenues increased from $.4 million in 1999 to $5.8 million in 2000. At December 31, 2000, Ophirtech's investment of $2.9 million represented an 11.2% equity interest in Expand.

                  INTERLINK COMPUTER COMMUNICATIONS LTD. ("INTERLINK")

                  Interlink is developing an application that enables communication between various computing platforms. Ophirtech invested $1.2 million for a 13.1% equity interest.

                  OMEGAON NETWORKS LTD. ("OMEGAON")

                  Omegaon, (formerly Attune Networks Ltd.), is developing a software system permitting quick and continuous identification of difficulties and interruptions in various communications networks. Ophirtech invested $2.0 million for a 15.6% equity interest.

                  PELICAN SECURITY LTD. ("PELICAN")

                  Pelican is a leading client-side Internet security vendor that provides solutions that proactively protect e-businesses from Internet threats. Pelican's flagship product line, Pelican SafeTnet(TM), defends organizations from threats such as destructive Internet viruses and hackers who attempt to exploit the security weaknesses of the Windows client to gain unauthorized access to vital corporate resources. SafeTnet(TM) was the only technology to proactively block the malicious actions of the "Love Bug" worm when it first hit in early May 2000.

                  Ophirtech has invested $2.6 million for a 14.6% equity interest in Pelican.

                  PRAXELL, INC. ("PRAXELL")

                  Praxell has developed a payment system (Praxicard), which provides safe, secured and anonymous online purchases. Praxicard also enables new segments like teenagers and travelers that lack credit cards, which have been largely excluded from online purchasing, to buy online. These segments are currently estimated as 40% of Internet users. The system, completely based on Oracle systems, provides Internet users comfortable, flexible and secured payment solutions, far more so than the existing payments that are based on credit cards. Praxell offers a variety of other services like gift certificates, loyalty points programs and account managing for e-commerce sites.

                  Ophirtech invested $.75 million in Praxell for an equity interest of 8.8%.

                  STOREAGE NETWORKING TECHNOLOGIES LTD. ("STOREAGE")

                  StoreAge provides cost effective storage solutions to the enterprise market with a focus on StoreAge Area Network (SAN) architecture. StoreAge makes a device that allows users to prioritize information contained on corporate storage networks and manage the data more efficiently, using virtualization technology to accomplish the gain in efficiency.

                  Ophirtech invested $3 million in StoreAge and had a 13.8% equity interest at December 31, 2000. In January 2001, Cisco Systems Inc. and several other investors participated in a $25 million round of financing and Ophirtech's equity interest decreased to 11%.

         POWERDSINE LTD. ("POWERDSINE")

         PowerDsine Ltd. is a leading designer and developer of software-controlled power solutions, which enable the delivery of operating power over telecom and converged voice-data communications networks. PowerDsine is the market leader of Power over LAN(TM) technology, featuring Power over LAN Hubs, which integrate data, voice and power on standard Ethernet cables.

         PowerDsine's products are based on its proprietary core technology for advanced high performance Digital Signal Processor (DSP)-controlled switching power supplies. Power over LAN is the first system on the market to supply reliable, uninterrupted power to Internet Protocol (IP) telephones, wireless LAN access points, and other devices using existing Local Area Network (LAN) cable infrastructure.

         PowerDsine's client base includes major communications equipment manufacturers, such as Nortel Networks, Siemens, Lucent Technologies, Ericsson, Fujitsu, NEC, Proxim, 3Com, ADC Telecommunications, Gilat Satellite Networks, Portugal Telecom, Sagem, Avaya and LG Information & Communications. PowerDsine's solutions are included in the backbone of systems run by more than 100 telecom equipment providers worldwide and have merited more than 200 industry design wins.

         During 2000, PowerDsine's sales increased to $12.5 million, from $4.4 million in 1999.

         The Company's investment in PowerDsine at December 31, 1999, was $3 million, and its equity interest was 13.4%. As part of a $22 million private placement during February 2000, the Company invested $1.8 million by exercising its pre-emptive rights. As a result of the above, the Company currently has a 10.8% equity interest in PowerDsine. The last round of financing was at a post-money valuation of $72 million.

         REALM TECHNOLOGIES LTD. ("REALM")

         RealM offers site owner's tools to integrate live interactive video applications with their existing sites. Applications are then deployed over RealM's VideoReach(TM) network of servers, maximizing performance and optimizing bandwidth usage.

         In June 2000, the Company invested $1.25 million in RealM for a 13% equity interest. Ophirtech, the Company's 42.5% affiliate, has invested $.75 million in RealM for a 14.5% equity interest. The Company's net equity interest in RealM at December 31, 2000, was 19.2%.

         SHELLCASE LTD. ("SHELLCASE")

         ShellCase has developed a proprietary, patented chip size packaging
(CSP) technology for silicon devices using a wafer-level process. Hand-held electronics, wireless communication products, ID technologies, digital imaging and light detection applications in consumer goods, smart cards and medical disposables are just part of the growing list of applications that benefit from the unique properties of ShellCase's technology.

         ShellCase is publicly traded on the Canadian Venture Exchange. The Company's investment of $2.4 million in ShellCase represented a 17.6% equity interest at December 31, 2000.

         SHIRON SATELLITE COMMUNICATIONS (1996) LTD. ("SHIRON")

         Shiron is engaged in the development, manufacturing and marketing of InterSKY(TM), the company's state-of-the-art satellite communications product. Shiron is the leader in providing easily deployable two-way, "always-on" broadband satellite communications to corporate businesses, Internet Service Providers (ISP) and Small Office/Home Office (SOHO) in places where broadband infrastructure is insufficient or does not currently exist. Unlike traditional satellite solutions, which provide only a one-way connection, InterSKY(TM) provides a broadband connection for both inbound and outbound signals. The company's systems are intended to meet the communication needs of developing countries, as well as the demands of technologically developed countries, for advanced high-speed two-way transmission.

         In January 2001, Shiron was chosen to participate in European Union research projects to construct a new generation of smart satellites and to develop satellite communications applications for the distant management of construction projects.

         Shiron's sales increased from $2.4 million in 1999 to $4.8 million in 2000.

         The Company invested an additional $.6 million in Shiron in April 2000 as part of a $6.5 million private placement. At December 31, 2000, the Company's investment in Shiron was $1.8 million, representing an equity interest of 9%.

         SMARTLIGHT LTD. ("SMARTLIGHT")

         SmartLight is a manufacturer and marketer of computerized x-ray viewers. SmartLight's viewers provide physicians and technicians with images, which are up to 50% richer in detail.

         The Company invested $3 million in SmartLight. In December 2000, SmartLight requested the Tel Aviv District Court to appoint a receiver for it in order to realize the rights in its intellectual and physical property. The Company wrote-off its investment in SmartLight in 2000 and recorded a net loss of $2 million, after taxes.

         SMART LINK LTD. ("SMART LINK")

         Smart Link is a leading developer and supplier of software-based communications products that provide Internet access and broadband voice/data communications to the residential and small office/home office markets. Its proprietary technology enables customers to replace traditional hardware-based communications products with high-quality, user-friendly software-based solutions that are smaller and less costly. Products include software and chips that are easily integrated into personal computers and information appliances. Its products take advantage of the excess computer power of advanced microprocessors to perform required communications tasks.

         Smart Link's DSLsnapp(TM) is an enhanced solution for Voice-over-DSL (VoDSL) communication that employs plug-and-play, hardware adapters and downloadable, PC-based software to provide simultaneous Internet access and voice calls on existing home/office telephone wiring. Smart Link has signed partnerships with several leading providers of VoDSL equipment.

         Smart Link increased its sales from $11.6 million in 1999 to $18 million in 2000. It completed a $14 million private placement in 2000.

         Trinet, a 50%-owned affiliate, has invested $1.5 million in Smart Link and had an equity interest of 28.6% at December 31, 2000. When combined with the Company's direct investment of $150,000 (0.6% equity interest), the Company's net equity interest in Smart Link at December 31, 2000, was 14.9%.

         STAR MANAGEMENT OF INVESTMENTS NO. II (2000) L.P. ("STAR")

         In September 2000, the Company invested $1.25 million in Star, a venture capital fund which focuses on investments in communications, Internet, software and medical devices, for a 10% equity interest.

         TRINET VENTURE CAPITAL LTD. ("TRINET")

         The Company and Poalim Investments established Trinet, a venture capital fund for investments in high-technology ventures in Israel, including start-up entities. Trinet invested in several high-technology companies, including Netformx, Smart Link (as aforementioned), and Peptor Ltd.

         In 2000, Trinet recorded a net unrealized gain of $6.7 million, after taxes, on its investment in Smart Link. A net unrealized loss of $2.7 million, after taxes, was recorded on its investment in Netformx.

         VISIONCARE OPHTHALMIC TECHNOLOGIES LTD. ("VISIONCARE")

         VisionCare develops and markets unique, proprietary ophthalmic implantable products that give patients better and more natural visual function with improved quality of life. VisionCare's products meet the growing demand for innovative devices to treat age-related eye disorders, affecting tens of millions of people. VisionCare's first product is the patented Implantable Miniaturized Telescope ("IMT"), a solution for macular degeneration, a disease that affects 5 million Americans, destroying their central vision. IMT, which restores central vision without the need for special glasses, is being introduced to the market in the first quarter of 2000. VisionCare is also developing new implantable devices for the treatment of tunnel vision and other ophthalmic diseases. Initial clinical trials have been successful and VisionCare's production facility has received ISO-9001 certification. In 1999, VisionCare conducted a private placement based on a valuation of more than $25 million. The Company invested $.7 million in VisionCare and its equity interest at December 31, 2000, was 9.4%.

         XACCT TECHNOLOGIES LTD. ("XACCT")

         XACCT is a leading provider of business infrastructure software for the next-generation public network. Customers include telecommunications carriers, Internet Service Providers, enterprise network operators and cable network operators, referred to collectively as Network Service Providers (NSP). Using XACCT's network-to-business (N2B(TM)) platform, NSPs can implement new business models and offer high-margin, enhanced services. XACCT's N2B platform provides a single point of interface between the operations and business support systems and the physical network. NSPs use XACCT's platforms to run mission-critical business applications that require comprehensive real-time data collection, data aggregation and automated user account provisioning. As of December 31, 2000, XACCT had licensed its business software to over 40 network service providers. XACCT's customers include Bell Nexxia, Broadwing, Cable & Wireless, COLT Telecom, Genuity, Global One, GTE Internetworking, Mannesman Ipulsys, MCI Worldcom, Siemens, TV Cabo and Verio. In addition, XACCT has developed strategic alliances or collaborative relationships with a group of over 100 system integrators, value-added resellers, networking infrastructure vendors and software applications vendors.

         XACCT is acknowledged as a world leader in this industry. XACCT has earned the following honors:

         - Twice named the "Most Innovative Billing Product", Billing System 2000 and Billing System 1999 (April of 1999 and April of 2000).
         - Named "Product of the Year" in the billing category by Internet Telephony(R) magazine's Annual Products of the Year Awards (1999).
         - Three awards in the 1999-2000 DC Chapter of the Society for Technical Communication competition.
         -   "Hot Products of 1999" by Data Communications magazine (January 4,
             1999).
         - "Top 25 Hot Startups of 1998" by Data Communications magazine (December 7, 1998).

         At December 31, 1999, the Company's investment in XACCT was $7.3 million. In March 2000, Sun Microsystems, Inc. and several other investors invested a total of $15.5 million in XACCT. In April 2000, the Company exercised approximately $.3 million in XACCT warrants. As of December 31, 2000, the Company has invested $7.6 million in XACCT with an equity interest of 16.2%.

         In February 2001, the Company made an additional investment of $5 million in XACCT as part of a $26.6 million round of financing based on a $300 million post-money valuation.

         On March 28, 2000, XACCT filed its S-1 with the Securities and Exchange Commission. On January 29, 2001, XACCT withdrew its S-1 filing due to adverse market conditions for initial public offerings.

         XACCT's revenues increased from $1.2 million in 1999 to $10 million in 2000.

         XPERT INTEGRATED SYSTEMS LTD. ("XPERT")

         Xpert is a leader in architectural design and implementation for IP-based service providers. Xpert completed a $15 million private placement in December 2000, based on a $55 million post-money valuation.

         The Company invested $2.75 million in Xpert in 2000, and its equity interest at December 31, 2000, was 16.6%

         ZACTUS, INC. ("ZACTUS")

         In 2000, the Company invested $.5 million in Zactus, a web site for musicians, for a 5.6% equity interest. Ophir invested $1.3 million for a 14.9% equity interest. At December 31, 2000, the Company's net equity interest in Zactus was 11.9%.

         Zactus, Inc. is the creator of the Zactus Guidance Platform (ZGP), a proprietary web-based application platform that allows users to self-manage their way through any process or project over any period of time. Zactus.com is the first site to incorporate the technology of the Zactus Guidance Platform, and is a tool that allows independent musicians to manage and chart the progress of their career on the web.

         In the fourth quarter of 2000, the Company and Ophir wrote-off their investments in Zactus and recorded a net loss, of $.3 million and $.8 million, respectively, after taxes. The Company's consolidated net loss on the Zactus write-offs was $.6 million, after taxes.


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

         Ampal Development, Nir and Ampal Financial, each of which is wholly-owned by the Company, are engaged in the business of financing acquisitions by the Company and, until July 1999, holding and leasing commercial real estate in Israel. Prior to 1989, these companies had acted primarily as lenders, and their financing activities were the principal activities of the Company. In 1990, the Holding Companies sold substantially all their loan portfolios to Bank Hapoalim B.M. ("Hapoalim"), and they relinquished their banking licenses.

         It has been reported in the media that Israeli banks are the subject of allegations that they engaged in improper business practices regarding lending. The lending practices engaged in by the Holding Companies were substantially similar to the lending practices of the other Israeli banks. A claim in the amount of 3.6 million New Israeli Shekels ("NIS" or "shekels") (approximately $865,000) has already been filed with the District Court in Tel Aviv. However, to the best of the Company's knowledge, the Company's subsidiaries, which operated as banking institutions, acted within the law and in accordance with the procedures and customs in effect at the time. On November 19, 1998, the District Court of Tel Aviv ruled that the statute of limitations applies to the majority of the plaintiff's claim, and thereby rejected same. The plaintiff filed an appeal with the High Court of Appeals, and withdrew the remainder of its claim until the Appellate Court ruling. The Company expects to continue to vigorously defend the claim. The Company believes that its exposure to additional such claims is minimal due to the fact that its banking activity is subject to the statute of limitations, and the fact that the courts in Israel, as in the case of the claim against the Company described above, do not support claims concerning events that happened more than seven years ago.

         On July 6, 1999, the Company completed a transaction with Hapoalim and two wholly-owned subsidiaries of Hapoalim. As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of real estate properties in the December 31, 1999, consolidated financial statements. A description of this transaction can be found in the Company's Form 10K for 1999.

         At December 31, 2000, Ampal Development owned a 2,000 square foot property in Tel Aviv and received rental income of approximately $.1 million in 2000. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet for which it received approximately $.6 million in rent in 2000.

         Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $9.8 million of these debentures were outstanding as of December 31, 2000. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

         AM-HAL LTD. ("AM-HAL")

         Am-Hal is a wholly-owned subsidiary of the Company. On December 31, 1999, the Company invested $6 million to purchase a 50% equity interest in Am-Hal from the Israel Corporation and currently owns 100% of Am-Hal.

         Am-Hal develops and operates luxury retirement centers for senior citizens.

         In March 1992, the first center was opened in Rishon LeZion, a city located approximately 10 miles south of Tel-Aviv. This center, of about 120,000 square feet, includes 145 self-contained apartments (of which 123 were occupied on December 31, 2000), an 80-bed nursing care ward, a 24-bed assisted-living ward (which had 100% occupancy on December 31, 2000), a swimming pool, a health care center and other recreational facilities. The nursing care ward is leased to a non-affiliated health care provider until 2002. Rental payments are based upon the profits of the nursing care ward, with a minimum rent of $350,000 per year.

         The aggregate cost of the center in Rishon LeZion was approximately $21 million and was financed principally by loans made or guaranteed by the shareholders and refundable tenants' deposits. All of the loans have been repaid.

         Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, amongst others, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv, for its second center. This center, which is approximately 250,000 square feet, was opened in June 2000, and includes 244 self-contained apartments, a 34-bed nursing care ward and a 24-bed assisted-living ward. As of December 31, 2000, 135 of the apartments had been sold and the nursing care ward had a 30% occupancy. The total cost of the project was approximately $42 million financed principally by bank loans and refundable deposits from tenants.

         AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

         Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 57,000 square foot commercial property located in Tel Aviv which houses its principal offices. Total rental income was $.1 million. In November 2000, Ampal Israel entered into new lease agreements totaling $.3 million a year. Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this report.

         AMPAL REALTY CORPORATION ("AMPAL REALTY")

         Ampal Realty owns two condominium units totaling approximately 163,000 square feet in a 290,000 square foot office building located at 800 Second Avenue, New York, New York. The building is 43.8%-occupied by the Consulate of the Government of Israel in New York and many other Israeli government offices.

         At December 31, 2000, Ampal Realty had a $15 million note payable to Hapoalim, with an interest rate of LIBOR plus .75%, which matures in March, 2001.

         During 2000, Ampal Realty recorded rental income of $5.1 million and invested $.9 million for capital improvements. Currently, 99% of the space owned by Ampal Realty in the building is occupied.

         On March 28, 2001, the Company sold its interest in the building for $33 million and recorded a pretax gain of approximately $8 million.

         BAY HEART LIMITED ("BAY HEART")

         Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 29,000 square feet of retail and approximately 9,000 square feet of storage and other space expiring in 2011. As of December 31, 2000, approximately 82% of the Mall was occupied. The total cost of the Mall was approximately $53 million, which was financed principally with debt. The Company owns 37% of Bay Heart.

         Three construction projects are in various stages of completion as follows:

         1. A train station is under construction on the west side of the Mall and completion is expected in May 2001. The total cost of this project will be approximately $1.5 million.

         2. A transportation complex, in conjunction with a subsidiary of Egged Bus Company, is under construction on the south side of the Mall and completion is expected in July 2001 at a cost of approximately $.6 million.

         3. A new gas station was completed and became operational in October 2000, providing annual rental income of $.1 million.

         All of these projects are expected to increase mall attendance.

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

         Ampal owns 50% of the equity of Etz Vanir and Yakhin Mataim. The remaining 50% of the equity of these companies is owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal") which manages their operations. Because of a dispute between Ampal and Yakhin Hakal regarding the operating agreement for the companies, Ampal had requested that an Israeli court declare the agreement null and void, and, in its response, Yakhin Hakal had stated that the companies owed it approximately $4 million for services it had rendered to the companies. The court ruled that Ampal and Yakhin Hakal should jointly appoint an additional director of these companies, who will cast the deciding vote in cases of dispute. Yakhin Hakal filed an appeal and requested a stay concerning the implementation of the court's ruling. The appeal was denied by the Israeli Supreme Court. The parties subsequently agreed to the appointment of the Honorable Dov Levine, a retired judge, as the additional director with the deciding vote. In addition, both Ampal and Yakhin Hakal have appointed independent accountants who will jointly prepare Etz Vanir's and Yakhin Mataim's financial statements. Etz Vanir's and Yakhin Mataim's financial results have not been included in the Company's financial statements.

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

         At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. At this point, the Company can not estimate when a final ruling will be issued. See "Legal Proceedings."

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

         The buildings which are owned by Industrial Buildings are leased to approximately 2,355 lessees under net leases having terms of up to ten years. The occupancy rate in buildings owned or leased by Industrial Buildings was approximately 86% at December 31, 2000.

         Industrial Buildings is engaged in the construction of "Tel Aviv Towers", a project in the Tel Aviv area comprising approximately 448 apartments, a commercial center of approximately 43,000 square feet, an office building of approximately 156,000 square feet and underground parking facilities of approximately 883,000 square feet. During 2000, the Company started to record profits from the sale of apartments in one of the towers.

         Approximately 5% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the current dispute between the State of Israel and the Palestinians will have any effect on these properties.

         Since 1993, Industrial Buildings' policy has been to distribute as a dividend not less than 60% of each year's earnings. In December 2000, Industrial Buildings distributed a dividend of approximately $12 million.

         Ophir's interest in Industrial Buildings is subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the original acquisition of Industrial Buildings from the Government of Israel in 1993. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then-due borrowings.

         Industrial Buildings had a staff of 57 permanent employees as of December 31, 2000.

         Ophir's interest in Industrial Buildings, as of December 31, 2000, was 12.2%.

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

         Ophir owns six real estate properties located in Israel, aggregating approximately 85,000 square feet.

         Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they developed a 326,000 square foot building (including parking) for both industrial and commercial use. The cost of development of this project was $21 million. Ophir's share of the property and joint venture is 70%. Through December 31, 2000, Ophir invested $14.6 million in the development of the building. A majority of the building (80% of main area) is leased.

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

         In June 1999, Ophir entered into an agreement with Lysh The Coastal High-way Ltd. ("Lysh"). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. ("BHL"), which is building a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority. The estimated construction costs for the commercial project are approximately $20.6 million and the value of the land is estimated at approximately $9 million. Ophir's share in Lysh is approximately 25% (its share in the project being approximately 12.5%). As of December 31, 2000, Ophir had invested approximately $1.2 million in Lysh.

         Ophir has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2000, BHL had taken bank loans for approximately $14.9 million, drawn on a credit line extended by the bank in connection with the project.

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

         In 2000, Ophir paid $7.4 million in dividends.

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

         Carmel estimates that it manufactures approximately 12% of the folding board, approximately 70% of the corrugated triple wall, and approximately 35% of the corrugated board packaging in Israel. Carmel's products are marketed to a wide variety of customers for diverse uses, but its principal market is packaging for agricultural products and for the food and beverage industry. During the last few years, sales of packaging products to exporters of agricultural products have declined slightly, but have been partially offset by an increase in domestic sales. The political situation also had a negative effect on Carmel's business as well as increasing competition from low-cost importers of packaging products.

         From 1996 through 1999, Carmel invested approximately $39 million for machinery and infrastructure in its new plant, a leased property, in Caesarea, a modern state-of-the-art manufacturing plant. By the end of 1997, two of Carmel's plants were relocated to the new leased property in Caesarea. As of December 31, 2000, Carmel employed 685 persons.

         As of December 31, 2000, the Company owned 21.7% of the shares of Carmel. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 83.5% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business, on a competitive basis.

         GRANITE HACARMEL INVESTMENTS LTD. ("GRANITE")

         Granite owns the Sonol group of companies, one of the three largest Israeli distributors of refined petroleum products. Supergas, a wholly-owned subsidiary of Granite, is the third largest marketer and distributor, in Israel, of liquefied petroleum gas. Through its subsidiaries, Granite also manufactures and markets lubricating oils and automotive batteries.

         During 2000, Sonol had a net increase of 7 public gas stations to its network. As of December 31, 2000, Sonol supplied petroleum products to 191 public gas stations in Israel, of which 140 are owned by or leased to Sonol. Sonol sold approximately 2.0 million metric tons of refined petroleum products and lubricating oils in 2000.

         The Company received dividends from Granite of approximately $3.1 million on January 4, 2000.

         The Company's ownership of Granite, as of December 31, 2000, was 20.2%. Two of the Company's representatives are members of the board of directors of Granite and one representative is a member of the executive committee of the board of Granite.

         On December 27, 1999, Granite announced a reorganization as follows:
Granite's subsidiary Sonol will be split into two companies, Sonol Israel, which will function as the company's petroleum products distribution unit, and Sonol Trading, which will focus on business and real estate development. Both Sonol Israel and Sonol Trading are 100%-owned subsidiaries of Granite. As part of the reorganization, Sonol Israel will transfer to Sonol Trading, assets and rights, as well as a portion of Sonol Israel's liabilities, to reflect the book value of the transferred assets. Additionally, Sonol Israel's share in Supergas (50%) will be transferred to the parent company, and non-operating real estate assets will be transferred to Granite HaCarmel Holdings (1993) Ltd., a 100%-owned subsidiary, at book value. The aforementioned transactions are subject to the approval of the Israeli regulatory authorities.

         In connection with this reorganization, Granite and Ampal are exploring the feasibility of merging real estate assets and business into a separate joint company. This process is in the preliminary stages and is subject to the approval of the Boards of Directors of each of the companies and also to the approval of the Israeli regulatory authorities.

         As part of the Ministry of National Infrastructure's policy to separate the holding of Emergency Inventories of crude oil and product inventories from the oil marketing companies' commercial inventories, the Fuel Authority had ordered that Emergency Inventories of fuel products were to be stored in separate tanks at specifically designated locations. The separation of inventories has been postponed. Under consideration within the framework of the Law for Arrangements in the Economy is a change proposed by the government regarding the holding of inventories of fuel products, which would be held at the account of the fuel companies. Until the law is passed and regulations and rulings are formulated, it is difficult to determine its potential financial impact on Granite.

         A claim filed by the oil marketing companies, Sonol, Paz and Delek against the Government of Israel, the Minister of Finance, and the Department of Customs and Value Added Tax, claimed the illegality of an excise tax order that serves as the basis for excise tax charged the said companies' fuel sales. Pursuant to mutual agreement between the parties, the claim for declarative relief, which was filed with the District Court of Tel Aviv, was withdrawn.

         Subsequent to the above withdrawal, a class action previously filed against the oil marketing companies in the amount of NIS. 1 billion (approximately $250 million), demanding the refund to consumers of illegally charged excise taxes, was also withdrawn.

         In accordance with a government decision, the excise tax rate applicable to gasoil used for transportation will be increased significantly. This increase will cause a large price differential between the price of gasoil used for transportation and that used for other purposes. As a result it has been proposed, within the framework of a proposed law for Arrangements in the Government Economy (1999), to amend the excise tax law pertaining to fuel products in such a manner that will require the marking of gasoil not used for transportation, and to provide the Director of Customs with enforcement powers to inspect the purported uses of gasoil and to take punitive measures against the illegal use of gasoil for purposes other than stipulated by law. Concurrently with the government's above-mentioned decision, Knesset member, A. Poraz, submitted a private bill intended to ensure that all fuel product excise taxes will be imposed at equal rates for all types of the same products, thus preventing the proposed tax differentials on gasoil. The proposed private bill passed preliminary reading in the Knesset.

         If the proposed law is enacted as stated in the Law for Arrangements, and Knesset member Poraz's private bill is not enacted, it can be assumed that the enforcement means and punitive measures proposed will not suffice to prevent potential users from violating the law by using gasoil, meant for industrial or heating purposes, for transportation purposes, thus making the Company's operations more difficult. Regardless, an increase in the rate of excise tax will cause a significant increase in the level of customer credit.

         A claim was filed against Sonol, Paz Oil Company Ltd. and Delek Oil Company Ltd. during February 2000, in the amount of NIS. 400,000 (approximately $.1 million) relating to alleged collusion in the fixing of the price of gasoil to consumers. This claim if recognized, as requested by the claimant as a class action, is stated to amount to approximately NIS. 175 million (approximately $44 million) against all of the companies. Sonol denies the claim and, according to its legal counsel, chances are good that the claim will not be recognized as a class action.

         Three claims were lodged against Granite's formerly affiliated company and its past and present shareholders, which included Sonol. The total amount of the claims is approximately NIS. 60.2 million ($15 million). The plaintiff's allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates. In the opinion of the legal counsels of Sonol and the formerly affiliated company, the companies have a sound defense against the claims.

         Sonol has filed a claim against one of its agencies for approximately NIS. 37 million (approximately $9 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS. 57 million (approximately $14 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

         In the opinion of Sonol's management, based on opinion of Sonol's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable. Currently, the dispute has been referred to arbitration.

         At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Granite in particular.

LEISURE-TIME

         CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

         Coral World, which is 50%-owned by the Company, owns and controls three marine parks: in Eilat (Israel), Perth (Australia) and Maui (Hawaii).

         Coral World's marine park, located in Eilat, is next to the coral reefs and visitors at this park view marine life in its natural coral habitat through a unique underwater observatory. Coral World's marine parks in Perth and Maui allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World's food and beverage facilities and retail outlets are a significant revenue source.

         Coral World's parks hosted approximately 1.1 million visitors during 2000. Coral World employed approximately 260 persons as of December 31, 2000.

         Coral World has invested in a new multimedia attraction for its facility in Eilat. The attraction "Amazing World" was opened to the public in the third quarter of 2000 and hosted 65,000 visitors. The attraction is a joint venture of Clal Tourism, Red Sea Underwater Observatory and Yardeni Holdings. Coral World is capitalizing on its expertise in operating marine parks and multimedia attractions to evaluate several projects in Italy.

         Coral World is in litigation with respect to insurance coverage for a U.S. $1.2 million claim relating to hurricane damages in St. Thomas in 1995. The outcome of this dispute has not been determined.

         COUNTRY CLUB KFAR SABA LIMITED ("KFAR SABA")

         Kfar Saba operates a country club facility (the "Club") in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real property on which the Club is situated. The Club's facilities include swimming pools, tennis courts and a clubhouse. The Club currently is seeking to obtain building permits for an additional 30,000 square feet of commercial development on the Club grounds.


         The Club, which has a capacity of 2,000 member families, had approximately 1,890 member families for the 2000 season. The construction cost of the Club was $5.2 million, which was financed principally with debt. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

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

         In 2000, the H.H. Club distributed a cash dividend of $.1 million to each of the partners and also repaid owner's loans of $1.5 million to each of the partners. The H.H. Club is expected to continue repaying owner's loans in 2001.

CAPITAL MARKETS AND OTHER HOLDINGS

         AMPAL INDUSTRIES (ISRAEL) LTD. ("AMPAL INDUSTRIES")

         Ampal Industries, a wholly-owned subsidiary of Ampal, holds interests in various investee companies described in the high-technology section in this report. Ampal Industries also has a portfolio of marketable securities which was valued at approximately $55.6 million at December 31, 2000, which includes investments valued at approximately $19 million in Blue Square and $11 million in Leumi.

         In addition, Ampal Industries owns 50% of a commercial building located in Migdal Ha'emek. In 2000, it received approximately $.1 million in rental income for this property.

         BANK LEUMI LE'ISRAEL B.M. ("LEUMI")

         In 2000, the Company sold 7,714,255 shares of Leumi for a net gain of $.6 million, after taxes, and also recorded a net unrealized gain of $.5 million, after taxes. The Company owned 4,756,426 shares of Leumi at December 31, 2000 with a market valuation of $11 million.

         BLUE SQUARE ISRAEL LTD. ("BLUE SQUARE")

         In June 1999, the Company invested $24 million to purchase 1,500,000 shares of Blue Square, representing 3.9% of the Blue Square, at $16 per share. Blue Square is the second largest supermarket chain in Israel, owning 168 supermarkets. Blue Square owns 80% of Blue Square Properties, a publicly traded company on the Tel Aviv Stock Exchange, with which Blue Square expects to merge. In March 2000, Blue Square sold its 38% interest in the Home Centers chain of specialty retail stores.

         Over the last several years Blue Square has demonstrated a sound financial structure and annual growth in sales.

         At December 31, 2000, the investment in Blue Square had a market value of $19 million, and net unrealized loss of $3.3 million, after taxes, was recorded in accumulated other comprehensive loss on the balance sheet.

         EPSILON INVESTMENT HOUSE LTD. ("EPSILON") AND RENAISSANCE INVESTMENT COMPANY LTD. ("RENAISSANCE")

         The Company has invested $1.5 million for 20% of Epsilon and its affiliate, Renaissance. Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries. During 2000, the Company received a dividend of $.4 million from Epsilon.

         RENAISSANCE ISRAEL

         In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. The Company had invested an aggregate of $2.9 million in Renaissance Israel, as of December 31, 2000.

         The only active investment made by the Company through the Renaissance fund which is still on the Company's books is a $.4 million investment in Clalcom.

EMPLOYEES

         As of December 31, 2000, Ampal had 6 employees and Ampal Industries (Israel) Ltd. had 16 employees. Relations between Ampal and its employees are satisfactory.

                              CONDITIONS IN ISRAEL

         Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries and the Palestine Liberation Organization (the "PLO"). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PLO to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. During the last several months the state of hostility has increased in intensity. It is possible that the situation may deteriorate further and may impact the value of Ampal and it's investee companies.

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


ECONOMIC AND FINANCIAL DEVELOPMENTS

         The first nine months of 2000 were a period of rapid economic growth that was led by (a) a very large rise in exports but was halted in the fourth quarter as a result of conditions in the market and the security situation in Israel; (b) a high and static level of unemployment; (c) the completion of the disinflation process to a level far below the targeted range of inflation; and
(d) a very small total budget deficit, which was considerably lower than its targeted level.

         The rapid growth in exports of goods and services recorded during 2000 slowed considerably toward the end of the year, when the political/security crisis led to a serious drop in tourism concurrent with the crisis on the NASDAQ and the decline in "new economy" companies that led to a slowdown in industrial exports. According to initial Israeli Central Bureau of Statistics estimates for 2000, exports of goods and services grew by 22.3% in real terms during 2000, following an increase of 10% in 1999. Imports rose by 12.2% following a 1999 growth of 14.6%.

         The new trend in the American economy during 2000 that was reflected by the heavy price slide on the NASDAQ and the problems encountered by many high-tech companies in the United States are leading to fear of a drop in demand for high-tech products, which will obviously affect Israel's exports. 35% of Israel's exports, most of which are high-technology, go to the United States. Investments in start-up companies are largely financed via the United States' capital market. Under the Central Bureau of Statistics' method of measurement, the sale of start-up companies abroad is recorded as the export of services. Prior to a sale, the product of a company is recorded as a growth in inventory (investment). The "other services" export item increased by 35% in 2000 due to the sale of companies. The increase contributed two percentage points to the 5.9% growth rate.

         The unemployment rate averaged 8.8% in 2000. The rapid growth in business sector Gross Domestic Product mainly derived from the high-technology industries, especially start-up companies. Since these industries are not labor-intensive, their contribution was clearly apparent from the growth in labor productivity. It should be noted that the unemployment rate remained stable despite an impressive 4.0% increase in the number of employed persons, due to a similar increase in the civilian labor force. The labor force participation rate (the proportion of the civilian labor force to the population of the over-15 age group) rose from 53.8% to 54.9%. Most of the increase in the number of employed persons was mainly recorded in the commerce and services sector. The number of employed persons in manufacturing industry rose slightly and the number of persons employed in construction fell.

         The consumer price index remained unchanged in 2000. The decline in the level of inflation was already apparent at the beginning of 1998, as the result of a policy of fiscal and monetary restraint. However, the downturn in inflation was halted at the end of that year by the large depreciation of the shekel following the crisis in Russia and the Long-Term Capital Market hedge fund. Since then, the exchange rate has appreciated, a development that has contributed to zero inflation. Price stability has derived from other factors as well: structural changes in the economy that led to increased competition; the opening up of the economy to imports, which, over the years, has affected prices of clothing and shoes; the reduction in purchase taxes; and a relatively moderate level of domestic demand which resulted from the high level of unemployment. The housing item, which is measured on the basis of apartment rental fees, fell by 2.4% in 2000. This item was notable for its increase during the 1990's and its decrease reflects the fall off in demand resulting from the high price level that had been achieved. The inflation target for 2001 has been set as 2.5%-3.5%.

         The exchange rate of the shekel appreciated by 2.7% against the dollar and by 5.5% against the currency basket during 2000. The appreciation largely resulted from the convenient balance-of-payments situation: a low current account deficit and growing capital movements to the economy that were mainly intended for high-tech companies. The deterioration in the geopolitical situation in the fourth quarter led to a small depreciation of the shekel. In view of the seriousness of the developments at the time, this was most definitely indicative of the strength of the shekel and the confidence in it.

         The following table sets forth, for the periods indicated, certain information with respect to the rate of inflation in Israel, the NIS/$ exchange rate and the rate of devaluation of the NIS against the dollar.

                                       ISRAEL                                            U.S.
                                       ANNUAL        CLOSING                            ANNUAL
                                      INFLATION     EXCHANGE          ANNUAL           INFLATION
YEAR ENDED DEC. 31                     RATE(1)       RATE(2)       DEVALUATION(3)        RATE(4)
------------------                      ----          ----         -----------           ----
1993............................        11.2          2.986            8.0                3.0
1994............................        14.5          3.018            1.1                2.6
1995............................         8.1          3.135            3.9                2.8
1996............................        10.6          3.251            3.7                3.3
1997............................         7.0          3.536            8.8                1.7
1998............................         8.6          4.160           17.6                1.6
1999............................         1.3          4.153           (0.2)               2.7
2000 ...........................         0            4.041           (2.7)               3.4

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

(4) "U.S. Annual Inflation Rate" is obtained by calculating the percentage change in the United States Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor.

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

                                 TAX INFORMATION

ISRAELI TAXATION OF AMPAL

         Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 2000, Israeli companies were taxed on their income at a rate of 36%.

         A tax treaty between Israel and the United States became effective on December 30, 1994. This treaty has not had a substantial impact on the taxation of the Company in the United States or in Israel.

         Ampal had income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 1998 and has received "final assessments" with respect to such reports filed through 1994 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1994, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

         Generally, under the provisions of the Income Tax Ordinance, taxable income paid to non-residents of Israel by residents of Israel is generally subject to withholding tax at the rate of 25%. However, withholding rates on income paid to United States residents by residents of Israel are subject to the United States-Israel tax treaty. No withholding has been made on interest and rent payable to Ampal under an exemption which Ampal has received from the income tax authorities on an annual basis. There can be no assurance that this exemption will continue in the future. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

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

The Income Tax Law (Adjustment for Inflation), 1985, which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders' equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. If the depreciated cost of Fixed Assets exceeds shareholders' equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

         Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered. They can deduct VAT paid on goods and services acquired by them for the purpose of their business. Until November 1999, all of the Company's subsidiaries with the exception of Ampal Industries Israel, were considered Financial Institutes and as such were not subject to the VAT law. As of November 1999 their status has changed leaving Nir as the only subsidiary not subject to the VAT law.

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

ITEM 2. PROPERTY

         Ampal subleases 4,960 rentable square feet of office space leased by Hapoalim at 1177 Avenue of the Americas, New York City under a sublease which expires on August 30, 2009. The base rent, which commenced in September 1994, is $193,000, subject to escalation. In 2000, Ampal's total payment to Hapoalim in connection with this lease was $199,000.

         Kfar Saba, which operates a country club in Kfar Saba, occupies a 7-1/4 acre lot which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2000 totaled $176,000.

         The Company leases space in various locations in Israel for office, commercial and retail use to various parties and received $9,981,000 in rent for such space in 2000.

         Other properties of the Company are discussed elsewhere in this Report. See "Business."

ITEM 3. LEGAL PROCEEDINGS

         Yakhin Hakal

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

         At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. At this point, the Company can not estimate when a final ruling will be issued. See "Etz Vanir."

         Granite

         A claim was filed against Sonol, Paz Oil Company Ltd. and Delek Oil Company Ltd. during February 2000, in the amount of NIS. 400,000 (approximately $.1 million) relating to alleged collusion in the fixing of the price of gasoil to consumers. This claim if recognized, as requested by the claimant as a class action, is stated to amount to approximately NIS. 175 million (approximately $44 million) against all of the companies. Sonol denies the claim and, according to its legal counsel, chances are good that the claim will not be recognized as a class action.

         Three claims were lodged against Granite's formerly affiliated company and its past and present shareholders, which included Sonol. The total amount of the claims is approximately NIS. 60.2 million ($15 million). The plaintiff's allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates. In the opinion of the legal counsels of Sonol and the formerly affiliated company, the companies have a sound defense against the claims.

         Sonol has filed a claim against one of its agencies for approximately NIS. 37 million (approximately $9 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS. 57 million (approximately $14 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

         In the opinion of Sonol's management, based on opinion of Sonol's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable. Currently, the dispute has been referred to arbitration.

         Additional information regarding the above described legal proceedings may be found in Note 25 to the Granite financial statements for the year ended December 31, 2000, a copy of which has been filed with the Securities and Exchange Commission in connection with this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF CLASS A STOCK

         Ampal's Class A Stock is listed on the NASDAQ Stock Market under the symbol "AMPL". The following table sets forth the high and low bid prices for the Class A Stock for May and June of 2000, and the Third and Fourth Quarters of 2000, as reported by the NASDAQ Stock Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.


                                                                                         HIGH               LOW
                                                                                         ----               ---
2000:
Fourth Quarter......................................................                 $   13.375          $  5.5938
Third Quarter.......................................................                     19.5              13

May and June 2000...................................................                     17                 8.625

         During 2000, Ampal changed the listing of its Class A Stock from the American Stock Exchange under the symbol "AIS" to the NASDAQ Stock Market under the symbol "AMPL". The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for April 2000 and for each calendar quarter indicated.

                                                                                         HIGH             LOW
                                                                                         ----             ---
2000:
April 2000..........................................................                 $   18          $   10
First Quarter.......................................................                     33 1/4           9 1/8

1999:
Fourth Quarter......................................................                 $    9 1/4      $    6 1/16
Third Quarter.......................................................                      6 5/8           5 3/8
Second Quarter......................................................                      5 5/8           4 1/16
First Quarter.......................................................                      4 7/16          3 7/8

         As of March 20, 2001, there were approximately 946 record holders of Class A Stock.

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

                                 DIVIDEND POLICY

         In 1995, Ampal paid a dividend its Class A Stock. Ampal has not paid a dividend on its Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board.

         Dividends on all classes of Ampal's shares of Preferred Stock are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend on the preferred stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 15, 2000, Ampal announced that its Board of Directors had declared cash dividends on its Preferred Stock ($0.325 per share on its 6 1/2% Preferred Stock and $0.20 per share on its 4% Preferred Stock).

                     RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to a Letter Agreement, dated as of March 1, 1997, among Ampal, Ampal Realty Corporation, a wholly-owned subsidiary of Ampal, and Emmes Asset Management Corp. ("Emmes"), Ampal agreed to issue to Mr. Andrew Davidoff, 300 shares of Class A Stock each year for the duration of the effectiveness of the Letter Agreement as consideration for Emmes and Mr. Davidoff's provision of general asset management and property advisory services to Ampal with respect to the building located at 800 Second Avenue in New York City. Emmes is a wholly-owned subsidiary of Emmes & Company LLC. Mr. Michael Sonnenfeldt, a former director of Ampal, was the founder and managing director of Emmes & Company LLC. On July 8, 1998, Ampal issued 300 shares to Mr. Davidoff, as custodian. On July 7, 2000, Ampal issued 600 shares to Mr. Davidoff, as custodian. The issuance to Mr. Davidoff of such shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. On September 22, 2000 the Letter Agreement among Ampal, Ampal Realty Corporation and Emmes was terminated.

         Pursuant to a Letter Agreement, dated as of January, 31, 2001, between Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal, and Zionism 2000, a charitable organization, Ampal (Israel) Ltd. gifted to Zionism 2000, 6,000 shares of Class A Stock on February 9, 2001.

         Pursuant to a Letter Agreement, dated as of January 31, 2001, between Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal, and Coaching Ltd., Ampal (Israel) Ltd. transferred to Coaching Ltd., 1,500 shares of Class A Stock on March 1, 2001, as compensation for services rendered.

         The issuance to each of Zionism 2000 and Coaching Ltd. of the aforementioned shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 902 of Regulation S of such Act.

ITEM 6.  SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,           2000            1999              1998               1997                1996
-----------------------           ----            ----              ----               ----                ----
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues.....................  $  39,697       $  69,613          $  23,160          $  43,142          $  33,468
Net income (loss)............        813          28,031(1)           2,175(1)          14,183(1)         (10,252)(1)
Earnings (loss) per
 Class A share:
 Basic EPS...................  $     .03(2)    $    1.32(1)(2)    $     .08(1)(2)    $     .58(1)(2)    $    (.45)(1)(2)
 Diluted EPS.................  $     .03       $    1.15(1)       $     .07(1)(3)    $     .50(1)(3)    $    (.45)(1)(2)
Total assets.................    446,628         396,780            324,916            256,069            278,703
Notes and loans and
 debentures payable..........    201,576         174,519            129,025             64,068             99,755
Dividends declared per
 Class A share...............  $      --       $      --          $      --          $      --          $      --

-----------------------------

(1)  Includes (loss) from discontinued operations, as follows:


YEAR ENDED DECEMBER 31,                          2000         1999          1998      1997         1996
-----------------------                          ----         ----          ----      ----         ----
                                                       (Dollars in thousands, except per share data)

(Loss) from discontinued operations............  $ --       $(2,156)      $(1,715)   $(257)      $(4,166)
(Loss) per Class A  share from discontinued
operations:
   Basic EPS...................................  $ --       $  (.10)      $  (.07)   $(.01)      $  (.18)
   Diluted EPS.................................  $ --       $  (.09)      $  (.06)   $(.01)      $  (.18)

(2) Computation is based on net income (loss) after deduction of preferred stock dividends of $234, $284, $335, $351 and $364, respectively.

(3) Computation is based on net income after deduction due to dilution in equity in earnings of affiliate of $334 and $258, respectively.

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

         For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders' equity. Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in a reduction in shareholders' equity. As of December 31, 2000, the effect on shareholders' equity was a decrease of approximately $17.2 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

INTRODUCTION OF THE EURO:

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

         The Company does not conduct operations in Europe. However, there can be no assurance that the implementation of the Euro will not have an adverse material affect on the Company's financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting Derivative Instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 2000. Management believes that the implementation of SFAS No. 133 and SFAS No. 138, which modifies certain provisions of SFAS No. 133 will not have a material impact on the Company's results of operations.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         Consolidated income from continuing operations decreased to $.8 million for the year ended December 31, 2000, from $30.2 million for the same period in 1999. The decrease in income is primarily attributable to lower realized and unrealized gains on investments, the gain on sale of real estate rental property in 1999, which was absent in 2000, greater loss from impairment of investments, decreased equity in earnings of affiliates, and higher interest expense in 2000. These decreases were partially offset by the increase in other income.

         The Company recorded $5.9 million of unrealized losses on investments which are classified as trading securities in the year ended December 31, 2000, as compared to $12.1 million of gains in the same period in 1999. The unrealized losses in 2000 are primarily attributable to the Company's investment in shares of Arel Communications and Software Ltd. ("Arel"), while in 1999, the unrealized gains were primarily attributable to the investments in the shares of Bank Leumi le'Israel B.M. ("Leumi") and Fundtech Ltd. ("Fundtech"). At December 31, 2000 and December 31, 1999, the aggregate fair value of trading securities amounted to approximately $23.8 million and $40.4 million, respectively.

         In the year ended December 31, 2000, the Company recorded $13.7 million of gains on the sale of marketable securities, $11.2 million of which are attributable to the Company's investment in BreezeCOM Ltd. ("BreezeCOM"). In the year ended December 31, 1999, the Company recorded $18.4 million of gains on the sale of investments, $13.5 million of which were attributable to the sale of its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd.

         On July 6, 1999, the Company sold real estate rental properties to a subsidiary of Bank Hapoalim B.M., and recorded a gain on the sale of $9.2 million ($6 million net of taxes) in its December 31, 1999, consolidated financial statements.

         Equity in earning of affiliates decreased to $11.9 million for the year ended December 31, 2000, from $16 million for the same period in 1999. The decrease is primarily attributable to the decreased earnings of Ophir Holdings Ltd. ("Ophir"), the Company's 42.5%-owned affiliate, which is a holding company with interests in real estate and high-technology companies. Ophir reported significantly higher earnings in 1999 primarily due to the gain on the sale of its holdings in Platinum Technology International Inc. This decrease was partially offset by the increased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), which recorded an unrealized gain on its investment in Smart Link Ltd. Granite Hacarmel Investments Ltd. ("Granite"), the Company's 20.2%-owned affiliate, which is one of the largest distributors of refined petroleum products, also recorded higher earnings in 2000 primarily as a result of a gain on sale of holdings in investees.

         The increase in real estate income of $3.1 million and expenses of $5.7 million in 2000 as compared to 1999 is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. The Company acquired an additional 50% interest in Am-Hal on December 31, 1999. As a result, Am-Hal's statement of income was consolidated with the Company's consolidated statement of income in 2000, while in 1999, Am-Hal's results were recorded in equity in earnings of affiliates.

         The Company recorded interest expense of $13.3 million in the year ended December 31, 2000, as compared to $10 million in the same period in 1999. Interest expense was higher in 2000 as a result of increased borrowings in connection with new investments made, interest expense attributable to Am-Hal's operations and the acquisition of the Company's shares from Bank Hapoalim B.M. in July, 1999.

         The increase in other income of $4.2 million in the year ended December 31, 2000, as compared to the same period in 1999, is attributable to the guaranteed income of $3.8 million from Motorola (Israel) Ltd. with respect to the dividend from MIRS Communications Ltd. ("MIRS"), as well as a larger dividend received from MIRS.

         In the year ended December 31, 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. ("M.D.F.") and to the impairment in values of the Company's investments in Smartlight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel (1994) Ltd. ($1.1. million), Zactus, Inc. ($.5 million) and ContactNOW, Inc. ($.5 million). In 1999, the Company recorded $3 million of losses from impairment of investments which were primarily attributable to its investments in M.D.F. ($1.5 million), Unic View Ltd. ($1 million) and MuTek Solutions Ltd. ("MuTek") ($.4 million).

         The change in the effective income tax rate in 2000 as compared to 1999 is mainly attributable to the additional tax benefits with respect to the loss from impairment of investment in an affiliate which was recorded in previous years.

         The Company recorded a net loss of $7.9 million in the three months ended December 31, 2000, primarily as a result of losses from impairment of investments which occurred during this period.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         Consolidated income from continuing operations increased to $30.2 million in 1999, from $3.9 million in 1998. The increase in income is primarily attributable to the realized and unrealized gains on investments, gain on sale of real estate rental property and the increase in equity in earnings of affiliates.

         In the year ended December 31, 1999, the Company recorded $18.4 million of gains on sale of investments, which is primarily attributable to the sale of its investment in Moriah. On April 14, 1999, the Company sold its 46% equity interest in Moriah to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million net of taxes). In addition, the Company recorded gains of $1.7 million and $1.2 million, respectively, on sale of its investments in shares of Fundtech and Leumi. In the year ended December 31, 1998, the Company recorded $.8 million of gains on sale of investments, which were attributable to its investments in Mercury Interactive Corporation, Shikun U'Fituach le-Israel Ltd., Fundtech and M-Systems Flash Disk Pioneers Ltd.

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

         Equity in earnings of affiliates increased to $16 million for the year ended December 31, 1999, from $7.3 million for the same period in 1998. The increase is primarily attributable to the increased earnings of Ophir, the Company's 42.5%-owned affiliate, which is a holding company with interests in real estate and high-technology companies. Ophir reported significantly higher earnings in 1999 primarily due to the gain on the sale of its holdings in Platinum Technology International Inc. in June 1999.

         The increase in other income in 1999, as compared to 1998 is primarily attributable to the dividends received from MIRS ($1.2 million) and Leumi ($.7 million).

         In the year ended December 31, 1999, the Company recorded $3 million of losses from impairment of investments which are primarily attributable to its investments in M.D.F. Industries Ltd.

($1.5 million), which continues to experience operational problems, Unic View Ltd. ($1 million) and MuTek ($.4 million). In the same period in 1998, the Company recorded a $1.9 million loss on impairment of its investments in MuTek, Ortek Ltd., Medco Electronics Systems Ltd. and Geotek Communications Ltd.

         The Company recorded net interest expense in the amount of $8 million in 1999, as compared to $6.7 million in 1998. The increase in the net interest expense in 1999 resulted from utilizing the Company's funds for making investments in various companies and increasing its borrowings for the acquisition of its shares from Hapoalim.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, cash and cash equivalents were $5.8 million as compared with $7.4 million at December 31, 1999. The decrease in cash is primarily attributable to the new investments made during 2000. The decrease in deposits, notes and loans receivable and debentures is primarily attributable to scheduled repayments. The increase in accounts payable is primarily attributable to the increase in Am-Hal's deposits from tenants. The increase in notes and loans payable is attributable to the new investments made by the Company and the increased borrowings with respect to the construction of the new senior citizens facility by Am-Hal. The decrease in accumulated other comprehensive loss is primarily attributable to the unrealized gains in the Company's investments in BreezeCOM, Floware Wireless Systems Ltd. and Compugen Ltd. At March 22, 2001, the aggregate fair market value of trading and available-for-sale securities was approximately $43 million ($58.2 million at December 31, 2000).

         In 2000, the Company made the following investments, aggregating $37 million: (1) a $6.2 million investment to acquire a 4.9% interest in Arel, a leading provider of interactive distance learning systems; (2) an additional $3.3 million investment in Camelot Information Technologies Ltd. ("Camelot") (total equity interest is 20.7%, including net indirect equity through Ophirtech Ltd. ("Ophirtech")), a developer of innovative software solutions to secure organizational communication networks; (3) a $2.8 million investment to acquire a 4% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; (4) an additional $2.75 million investment in Netformx Ltd. ("Netformx") (net equity interest is 20.2%, including net indirect equity through Trinet and Ophirtech), a developer of network design tools; (5) a $2.75 million investment to acquire a 16.6% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security; (6) an additional $2.2 million investment in MuTek (total equity interest is 6.1%), a developer and marketer of software solutions that improve the availability of business critical software applications; (7) a $2.2 million investment to acquire a 17% interest in Oblicore Ltd., a provider of a unique solution that enables businesses to track service performance relative to service targets and allocate service resources to maximize their success; (8) a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems;
(9) an additional $1.8 million investment in PowerDsine Ltd. ("PowerDsine") (total equity interest -- 10.8%), a leading developer of power supply devices for the telecommunications industry; (10) a $1.65 million investment to acquire a 7.6% interest in Modem Art Ltd., a developer of system-on-a-chip solutions for wideband and broadband communication systems; (11) a $1.25 million investment to acquire a 13% interest in RealM Technologies Ltd. (total equity interest -- 19.2%, including net indirect equity through Ophirtech), a developer of a network of servers, which will allow the introduction of the next generation of applicable services, while maximizing performance and optimizing bandwidth usage; (12) a $1.25 million investment in Star Management of Investments No.II (2000) L.P., a venture capital fund which focuses on investments in communications, Internet, software and medical devices; (13) an additional $1.1 million investment in Compugen Ltd. (total equity interest -- 1.5%), a pioneer in the field of computational genomics and proteomics; (14) a $1.1 million investment to acquire a 20% interest in Ampal Cavallo Intervest Fund, a new Korean venture capital fund which will be managed by Ampal; (15) a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of e-business services; (16) a $.9 million investment to acquire a 20% interest in CUTe Ltd., a designer of intellectual property rights and software modules on key components of the physical layer of wireless telecommunications systems; (17) a $.75 million investment to acquire a 9.5% equity interest in mPrest Technologies Ltd. (formerly WapDWap Ltd.), a developer of web-based applications for cellular phones; (18) an additional $.6 million investment to maintain its interest in Shiron Satellite Communications (1996) Ltd. (equity interest -- 9%), a developer and marketer of two-way multimedia satellite communication products; (19) a $.5 million investment to acquire a 12.9% interest in Enbaya Ltd., a developer and marketer of a 3D browser that enables fast viewing, compression and streaming of 3D models; (20) a $.5 million investment to acquire a 5.6% interest in Zactus, Inc., a developer of a web site for musicians and (21) an additional $.4 million investment in ShellCase Ltd., (total equity interest -- 17.6%), a developer of the smallest packages for semiconductor chips.

         In each of 2000 and 1999, Ampal paid dividends in the amount of $.20 and $.325 per share on its 4% and 6-1/2% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in each year amounted to approximately $.2 and $.3 million, respectively.

MARKET RISKS AND SENSITIVITY ANALYSIS

         The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2000, and are sensitive to the above market risks.

INTEREST RATE RISKS

         At December 31, 2000, the Company had financial assets totalling $20.2 million and financial liabilities totalling $201.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

         At December 31, 2000, the Company had fixed rate financial assets of $14.8 million and variable rate financial assets of $5.4 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.2 million.

         At December 31, 2000, the Company had fixed rate debt of $50.5 million and variable rate debt of $151.1 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.4 million.

         The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.9 million, holding other variables constant.

EXCHANGE RATE SENSITIVITY ANALYSIS

         The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2000, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2000, the Company did not have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss

(reflected in the Company's accumulated other comprehensive loss) would increase by $.6 million. Conversely, if there were a ten percent revaluation of the foreign currency, the net decrease in earnings would be $1.1 million.

EQUITY PRICE RISK

         The Company's investments at December 31, 2000, included marketable securities (trading and available-for-sale) which are recorded at fair value of $58.2 million, including a net unrealized loss of $.5 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $5.8 million.

SUBSEQUENT EVENTS

         On January 22, 2001, the Company made an additional investment of $1.5 million in Enbaya Ltd., a developer of a 3D browser that enables fast viewing, compression and streaming of 3D models, and increased its equity interest in the company from 12.9% to 20.5%.

         On February 23, 2001, the Company made an additional investment of $5 million in XACCT, a leading provider of business infrastructure software for the next-generation public network. The Company holds an approximate 16.2% equity interest in XACCT.

                      (This page intentionally left blank)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheet of Ampal-American Israel Corporation and Subsidiaries (the "Company") as of December 31,2000 and 1999, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income for each of the three years in the period ended December 31,2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 15% and 15%, respectively, in 2000, 27% and 25%, respectively, in 1999, and total revenues of 6% in 1998, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net earnings of these affiliated companies represents $10,730,000, $15,727,000, and $7,995,000, of consolidated net income for the years ended December 31, 2000, 1999 and 1998, respectively. The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the Untied States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

New York, New York
March 26, 2000

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                  2000               1999                1998
                                                                  ----               ----                ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Equity in earnings of affiliates (Note 13).................    $ 11,876          $  16,003           $   7,328
Interest:
   Related parties.........................................          11                655               4,339
   Others..................................................       1,195              1,381                 987
Real estate income.........................................       9,981              6,900               7,302
Realized and unrealized gains (losses) on
   investments (Notes 4 and 6).............................       7,795             30,501                (568)
Gain on sale of real estate rental
   property (Note 3) ......................................          --              9,523                  --
Gain on issuance of shares by affiliate....................          --                 --               1,032
Other .....................................................       8,839              4,650               2,740
                                                               --------          ---------           ---------
         Total revenues....................................      39,697             69,613              23,160
                                                               --------          ---------           ---------

EXPENSES:
Interest:
   Related parties.........................................          300             2,225               5,022
   Others..................................................       13,017             7,778               6,981
Real estate expenses.......................................        9,191             3,528               3,550
Loss from impairment of investments (Note 4(b))                   11,095             3,025               1,890
Minority interests.........................................       (1,127)             (762)             (1,045)
Translation loss (gain)....................................        1,257             1,185                (623)
Other......................................................        7,344             6,885               7,016
                                                               ---------         ---------           ---------
         Total expenses....................................       41,077            23,864              22,791
                                                               ---------         ---------           ---------
(Loss) income from continuing operations before
 income taxes..............................................       (1,380)           45,749                 369
(Benefit) provision for income taxes (Note 12).............       (2,193)           15,562              (3,521)
                                                               ---------         ---------           ----------
Income from continuing operations..........................          813            30,187               3,890
                                                               ---------         ---------           ---------
Discontinued operations (Note 2):
   Loss from operations....................................           --            (1,083)             (1,715)
   Loss on disposition of $3,593, net of applicable tax
    benefit of $2,520......................................           --            (1,073)                 --
                                                               ---------         ---------           ---------
Loss from discontinued operations..........................           --            (2,156)             (1,715)
                                                               ---------         ---------           ---------
         NET INCOME........................................    $     813         $  28,031           $   2,175
                                                               =========         =========           =========

Basic EPS: (Note 11)
 Earnings from continuing operations.......................    $     .03         $    1.42           $     .15
 Loss from discontinued operations.........................           --              (.10)               (.07)
                                                               ---------         ---------           ---------
 Earnings per Class A share ...............................    $     .03         $    1.32           $     .08
                                                               =========         =========           =========

 Shares used in calculation (in thousands).................       18,916            20,966              23,911

Diluted EPS: (Note 11)
 Earnings from continuing operations.......................    $     .03         $    1.24           $     .13
 Loss from discontinued operations.........................           --              (.09)               (.06)
                                                               ---------         ---------           ---------
 Earnings per Class A share................................    $     .03         $    1.15           $     .07
                                                               =========         =========           =========

 Shares used in calculation (in thousands) ................       19,057            24,331              27,624

The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    ASSETS AS AT
                                                                                    ------------
                                                                            DECEMBER 31,      DECEMBER 31,
                                                                              2000               1999
                                                                              ----               ----
                                                                             (DOLLARS IN THOUSANDS)

Cash and cash equivalents..............................................   $  5,842             $  7,409


Deposits, notes and loans receivable (Note 5)..........................     14,804               22,336


Investments (Notes 6 and 13)...........................................    307,600              273,174


Real estate property, less accumulated depreciation of $9,310
   and $7,463..........................................................     87,480               72,809


Other assets...........................................................     30,902               21,052
                                                                          --------             --------


         TOTAL ASSETS..................................................   $446,628             $396,780
                                                                          ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           LIABILITIES AND SHAREHOLDERS'
                                                                                                    EQUITY AS AT
                                                                                                    ------------
                                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                               (DOLLARS IN THOUSANDS)
                                   LIABILITIES
       Notes and loans payable: (Note 7)
          Related parties................................................................     $  11,605       $  14,564
          Others.........................................................................       165,938         131,296
       Debentures (Note 8)...............................................................        24,033          28,659
       Accounts and income taxes payable, accrued
        expenses and minority interests..................................................        80,650          65,427
                                                                                              ---------       ---------

                Total liabilities........................................................       282,226         239,946
                                                                                              ---------       ---------

                          SHAREHOLDERS' EQUITY (Note 9)

       4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 156,401 and 165,823 shares; outstanding 153,051
          and 162,473 shares.............................................................           782             829


       6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized
          988,055 shares; issued 745,814 and 891,763 shares; outstanding 623,278
          and 769,227 shares.............................................................         3,729           4,459

       Class A Stock, $1 par value; authorized 60,000,000 shares; issued
          25,303,002 and 24,817,445 shares; outstanding 19,134,838
          and 18,289,264 shares..........................................................        25,303          24,817

       Additional paid-in capital........................................................        58,194          57,896

       Retained earnings.................................................................       118,941         118,362

       Treasury stock, at cost (Note 3)..................................................       (33,275)        (35,552)

       Accumulated other comprehensive loss..............................................        (9,272)        (13,977)
                                                                                              ---------       ---------

                Total shareholders' equity...............................................       164,402         156,834
                                                                                              ---------       ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................     $ 446,628       $ 396,780
                                                                                              =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED DECEMBER 31,
                                                             2000               1999             1998
                                                             ----               ----             ----
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net income ...................................        $     813         $  28,031         $   2,175
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
   Equity in earnings of affiliates .............          (11,876)          (16,003)           (7,328)
   Loss from discontinued operations ............               --             2,156             1,715
   Realized and unrealized (gains) losses on
     investments ................................           (7,795)          (30,501)              568
   Gain on sale of real estate rental property ..               --            (9,523)               --
   Gain on issuance of shares by affiliate ......               --                --            (1,032)
   Depreciation expense .........................            2,208             1,003             1,129
   Amortization expense .........................              823             1,356             1,280
   Impairment of investments ....................            7,595             3,025             1,890
   Minority interests ...........................           (1,127)             (762)           (1,045)
   Consolidation of subsidiary previously
     accounted for by the equity method .........               --               386                --
   Translation loss (gain) ......................            1,257             1,185              (623)
   (Increase) decrease in other assets ..........           (4,331)            3,460            (1,063)
   Increase (decrease) in accounts and income
     taxes payable, accrued expenses and minority
     interests ..................................            9,619             3,925            (5,325)
Investments made in trading securities ..........          (23,341)          (28,004)          (30,838)
Proceeds from sale of trading securities ........           42,759            30,131            11,333
Dividends received from affiliates ..............            6,784            10,415            26,245
                                                         ---------         ---------         ---------
   Net cash provided by (used in) operating
     activities .................................           23,388               280              (919)
                                                         ---------         ---------         ---------

Cash flows from investing activities:
 Deposits, notes and loans receivable collected .            8,896             9,635            16,641
 Deposits, notes and loans receivable granted ...           (2,089)           (4,869)             (723)
 Investments made in:
  Available-for-sale securities .................           (2,127)          (24,147)               --
  Affiliates and others .........................          (42,136)          (12,935)         (119,844)
 Proceeds from sale of investments:
  Affiliate .....................................               --            29,622                --
  Available-for-sale security ...................               --                --               353
  Others ........................................            2,149             1,537             1,294
 Return of capital by partnership ...............              722                --                --
 Capital improvements ...........................          (16,762)           (1,944)           (2,952)
 Proceeds from sale of real estate property .....               --            15,076                --
                                                         ---------         ---------         ---------
  Net cash (used in) provided by investing
   activities ...................................          (51,347)           11,975          (105,231)
                                                         ---------         ---------         ---------


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended December 31,
                                                            2000              1999            1998
                                                            ----              ----            ----
                                                                     (Dollars in thousands)

Cash flows from financing activities:
 Notes and loans payable received:
  Related parties ...............................        $     25         $  8,139         $ 81,799
  Others ........................................          58,879           19,417           68,400
 Notes and loans payable repaid:
  Related parties ...............................          (3,143)          (1,281)         (43,493)
  Others ........................................         (23,983)          (5,029)         (32,626)
 Proceeds from exercise of stock options ........             759               --               --
 Debentures repaid ..............................          (6,402)          (5,785)          (8,283)
 Purchase of treasury stock .....................              --          (31,724)              --
 Contribution to partnership by minority
  interests .....................................              --               --            9,765
 Issuance of shares to related parties and others              10               --              352
 Dividends paid .................................            (234)            (284)            (335)
                                                         --------         --------         --------
  Net cash provided by (used in) financing
   activities ...................................          25,911          (16,547)          75,579
                                                         --------         --------         --------

Effect of exchange rate changes on cash and
 cash equivalents ...............................             481             (346)          (2,514)
                                                         --------         --------         --------

Net decrease in cash and cash equivalents .......          (1,567)          (4,638)         (33,085)
Cash and cash equivalents at beginning of year ..           7,409           12,047           45,132
                                                         --------         --------         --------

Cash and cash equivalents at end of year ........        $  5,842         $  7,409         $ 12,047
                                                         ========         ========         ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
 Interest:
  Related parties ...............................        $     25         $    613         $  1,824
  Others ........................................           6,502            2,205            2,524
                                                         --------         --------         --------
    Total interest paid .........................        $  6,527         $  2,818         $  4,348
                                                         ========         ========         ========

 Income taxes paid ..............................        $    382         $ 11,593         $  2,037
                                                         ========         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       2000               1999                1998
                                                                       ----               ----                ----
                                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE
                                                                               AMOUNTS AND PER SHARE DATA)
          4% PREFERRED STOCK
          Balance, beginning of year .....................          $     829           $     861           $     898
          Conversion of 9,422, 6,415 and 7,434 shares
           into Class A Stock ............................                (47)                (32)                (37)
                                                                    ---------           ---------           ---------
          Balance, end of year ...........................          $     782           $     829           $     861
                                                                    =========           =========           =========

          6-1/2% PREFERRED STOCK
          Balance, beginning of year .....................          $   4,459           $   4,626           $   4,842
          Conversion of 145,949, 33,516 and 43,009 shares
           into Class A Stock ............................               (730)               (167)               (216)
                                                                    ---------           ---------           ---------
          Balance, end of year ...........................          $   3,729           $   4,459           $   4,626
                                                                    =========           =========           =========

          CLASS A STOCK
          Balance, beginning of year .....................          $  24,817           $  24,685           $  24,418
          Issuance of shares upon conversion of
           Preferred Stock ...............................                485                 132                 167
          Issuance of additional shares ..................                  1                  --                  --
          Issuance of shares to related party (Note 10) ..                 --                  --                 100
                                                                    ---------           ---------           ---------
          Balance, end of year ...........................          $  25,303           $  24,817           $  24,685
                                                                    =========           =========           =========

          ADDITIONAL PAID-IN CAPITAL
          Balance, beginning of year .....................          $  57,896           $  57,829           $  57,491
          Conversion of Preferred Stock ..................                292                  67                  86
          Issuance of additional shares ..................                  9                  --                   2
          Exercise of stock options, including tax benefit                 (3)                 --                  --
          Issuance of shares to related party (Note 10) ..                 --                  --                 250
                                                                    ---------           ---------           ---------
          Balance, end of year ...........................          $  58,194           $  57,896           $  57,829
                                                                    =========           =========           =========

          RETAINED EARNINGS
          Balance, beginning of year .....................          $ 118,362           $  90,615           $  88,775
          Net income .....................................                813              28,031               2,175
          Dividends:
            4% Preferred Stock - $.20 per share ..........                (30)                (32)                (34)
            6-1/2% Preferred Stock - $.325 per share .....               (204)               (252)               (301)
                                                                    ---------           ---------           ---------
          Balance, end of year ...........................          $ 118,941           $ 118,362           $  90,615
                                                                    =========           =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                      2000               1999              1998
                                                                      ----               ----              ----
                                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
        TREASURY STOCK (Note 3)

           4% PREFERRED STOCK
           Balance, beginning of year ....................          $    (84)          $     --           $     --
           Purchase of 3,350 shares, at cost .............                --                (84)                --
                                                                    --------           --------           --------
           Balance, end of year ..........................               (84)               (84)                --
                                                                    --------           --------           --------

           6-1/2% PREFERRED STOCK
           Balance, beginning of year ....................            (1,853)                --                 --
           Purchase of 122,536 shares, at cost ...........                --             (1,853)                --
                                                                    --------           --------           --------
           Balance, end of year ..........................            (1,853)            (1,853)                --
                                                                    --------           --------           --------

           CLASS A STOCK
           Balance, beginning of year - 6,528,181 and
            605,400 shares, at cost ......................           (33,615)            (3,829)            (3,829)
           Issuance of shares upon exercise of 360,017
            stock options ................................             2,277                 --                 --
           Purchase of 5,922,781 shares, at cost .........                --            (29,786)                --
                                                                    --------           --------           --------
           Balance, end of year - 6,168,164, 6,528,181 and
            605,400 shares, at cost ......................           (31,338)           (33,615)            (3,829)
                                                                    --------           --------           --------

        Balance, end of year .............................          $(33,275)          $(35,552)          $ (3,829)
                                                                    ========           ========           ========

        ACCUMULATED OTHER COMPREHENSIVE LOSS

           Cumulative translation adjustments:
           Balance, beginning of year ....................          $(17,676)          $(18,580)          $(10,085)
           Foreign currency translation adjustment .......               459                904             (8,495)
                                                                    --------           --------           --------
           Balance, end of year ..........................           (17,217)           (17,676)           (18,580)
                                                                    --------           --------           --------

           Unrealized gain on marketable securities:

           Balance, beginning of year ....................             3,699              4,958                 --
           Unrealized gain, net ..........................             4,246              3,699              4,958
           Sale of available-for-sale security ...........                --             (3,247)                --
           Transfer to trading securities ................                --             (1,711)                --
                                                                    --------           --------           --------
           Balance, end of year ..........................             7,945              3,699              4,958
                                                                    --------           --------           --------

        Balance, end of year .............................          $ (9,272)          $(13,977)          $(13,622)
                                                                    ========           ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        2000                1999               1998
                                                                        ----                ----               ----
                                                                                   (DOLLARS IN THOUSANDS)
           Net income..........................................     $     813          $  28,031           $   2,175
                                                                      ---------          ---------           ---------

           Other comprehensive income (loss), net of tax:

            Foreign currency translation adjustments...........            459                904              (8,495)
            Unrealized gain on securities......................          4,246              3,699               4,958
                                                                     ---------          ---------           ---------
            Other comprehensive income (loss)..................          4,705              4,603              (3,537)
                                                                     ---------          ---------           ---------

            Comprehensive income (loss)........................      $   5,518          $  32,634           $  (1,362)
                                                                     =========          =========           =========

           Related tax (expense) benefit of other
            comprehensive income (loss):

            Foreign currency translation adjustments...........      $     (50)         $     223           $   1,248
            Unrealized gain on securities......................      $  (2,428)         $  (1,915)          $  (2,670)


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      THE COMPANY

         As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. A substantial portion of the Company's operations involved transactions with Bank Hapoalim B.M. ("Hapoalim"), the largest bank in Israel, and companies affiliated or related thereto. Prior to July 6, 1999, Hapoalim and its wholly-owned subsidiary, Atad Hevra Lehashkaot Limited owned 24.4% of Ampal's outstanding Class A Stock. On July 6, 1999 the Company acquired all of Hapoalim's holdings in Ampal (see Note 3). Commencing with the third quarter of 1999, transactions with Hapoalim and its related parties, which were reflected as related parties transactions in the Company's consolidated financial statements through June 30, 1999, are no longer reflected as transactions with a related party.

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

         Assets and liabilities of foreign subsidiaries and companies accounted for by the equity method whose functional currency is the U.S. dollar are translated using year-end rates of exchange, except for property and equipment and certain investment and equity accounts, which are translated at rates of exchange prevailing on the dates of acquisition. Revenues and expenses are translated at average rates of exchange during the year except for revenue and expense items relating to assets translated at historical rates, which are translated on the same basis as the related asset. Translation gains and losses for these companies are reflected in the consolidated statements of income.

(d)      FOREIGN EXCHANGE FORWARD CONTRACTS

         The Company enters into various foreign exchange forward purchase contracts to hedge foreign currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Gains and losses associated with currency rate changes are recorded in translation gain (loss) in the consolidated statements of income. At December 31, 2000, the Company did not have any open foreign exchange forward contracts.

(e)      INVESTMENTS

         (i)      Investments in Affiliates

                  Investments in which the Company exercises significant influence, generally 20%-to 50%-owned companies ("affiliates"), are accounted for by the equity method, whereby the Company recognizes its proportionate share of such companies' net income or loss. Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit of ten years. The Company reduces the carrying value of its investment in an affiliate if an impairment in value of that investment is deemed to be other than temporary.

         (ii)     Investments in Marketable Securities

                  Marketable equity securities, other than equity securities accounted for by the equity method, are reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statements of income. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity.

         (iii)    Cost Basis Investments

                  Equity investments of less than 20% in non-publicly traded companies are carried at cost. Changes in the value of these investments are not recognized unless an impairment in value is deemed to be other than temporary. At December 31, 2000 and December 31, 1999, the carrying value of the cost basis investments was $152.9 million and $138.7 million, respectively.

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

         Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totaling approximately $11.8 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $4.1 million of deferred income taxes would have been provided. Deferred income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(h)      CASH EQUIVALENTS

         Cash equivalents include time deposits and notes receivable with maturities at acquisition of 90 days or less. At December 31, 2000, cash equivalents included a short-term deposit of approximately $5 million which is restricted for 60 days.

(i)      ACCUMULATED COMPREHENSIVE LOSS

         Accumulated other comprehensive loss consists of cumulative translation adjustments and unrealized gains (losses) on available-for-sale marketable securities presented net of income taxes.

NOTE 2 -- DISCONTINUED OPERATIONS

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

NOTE 3 -- TRANSACTION WITH HAPOALIM

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

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

         (a) In 2000, the Company made the following investments, aggregating $37 million: (1) a $6.2 million investment to acquire a 4.9% interest in Arel Communications and Software Ltd., a leading provider of interactive distance learning systems; (2) an additional $3.3 million investment in Camelot Information Technologies Ltd. ("Camelot") (total equity interest is 20.7%, including net indirect equity through Ophirtech Ltd. ("Ophirtech")), a developer of innovative software solutions to secure organizational communication networks; (3) a $2.8 million investment to acquire a 4% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies; (4) an additional $2.75 million investment in Netformx Ltd. ("Netformx") (net equity interest is 20.2%, including net indirect equity through Trinet Venture Capital Ltd. ("Trinet") and Ophirtech), a developer of network design tools; (5) a $2.75 million investment to acquire a 16.6% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security; (6) an additional $2.2 million investment in MuTek Solutions Ltd. ("MuTek") (total equity interest is 6.1%), a developer and marketer of software solutions that improve the availability of business critical software applications; (7) a $2.2 million investment to acquire a 17% interest in Oblicore Ltd., a provider of a unique solution that enables businesses to track service performance relative to service targets and allocate service resources to maximize their success; (8) a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems; (9) an additional $1.8 million investment in PowerDsine Ltd. ("PowerDsine") (total equity interest -- 10.8%), a leading developer of power supply devices for the telecommunications industry; (10) a $1.65 million investment to acquire a 7.6% interest in Modem Art Ltd., a developer of system-on-a-chip solutions for wideband and broadband communication systems; (11) a $1.25 million investment to acquire a 13% interest in RealM Technologies Ltd. (total equity interest -- 19.2%, including net indirect equity through Ophirtech), a developer of a network of servers, which will allow the introduction of the next generation of applicable services, while maximizing performance and optimizing bandwidth usage; (12) a $1.25 million investment in Star Management of Investments No. II (2000) L.P., a venture capital fund which focuses on investments in communications, Internet, software and medical devices; (13) an additional $1.1 million investment in Compugen Ltd. (total equity interest - 1.5%), a pioneer in the field of computational genomics and proteomics; (14) a $1.1 million investment to acquire a 20% interest in Ampal Cavallo Intervest Fund, a new Korean venture capital fund which will be managed by Ampal; (15) a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of E-business services; (16) a $.9 million investment to acquire a 20% interest in CUTe Ltd., a designer of intellectual property rights and software modules on key components of the physical layer of wireless telecommunications systems; (17) a $.75 million investment to acquire a 9.5% equity interest in mPrest Technologies Ltd. (formerly WapDWap Ltd.), a developer of web-based applications for cellular phones; (18) an additional $.6 million investment to maintain its interest in Shiron Satellite Communications (1996) Ltd. (equity interest -- 9%), a developer and marketer of two-way multimedia satellite communication products; (19) a $.5 million investment to acquire a 12.9% interest in Enbaya Ltd., a developer and marketer of a 3D browser that enables fast viewing, compression and streaming of 3D models; (20) a $.5 million investment to acquire a 5.6% interest in Zactus, Inc., a developer of a web site for musicians; and (21) an additional $.4 million investment in ShellCase Ltd., (total equity interest - 17.6%), a developer of the smallest packages for semiconductor chips.

                  (b) In 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. ("M.D.F.") and to the impairment in values of the Company's investments in SmartLight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel (1994) Ltd. ($1.1 million), Zactus Inc. ($.5 million) and ContactNOW Inc. ($.5 million). In 1999, the Company recorded $3 million of losses from impairment of investments which were primarily attributable to its investments in M.D.F. ($1.5 million), Unic View Ltd. ($1 million) and MuTek ($.4 million). In 1998, the Company recorded a $1.9 million loss from impairment of its investments in MuTek, Ortek Ltd. Medco Electronics Systems Ltd. and Geotek Communications Ltd.


                  (c) On December 31, 1999 the Company invested $6 million for a 50% equity interest in Am-Hal Ltd. ("Am-Hal"). The purchase price of this acquisition was allocated to the net assets based upon their estimated fair values at the time of the acquisition. Goodwill resulting from this transaction is amortized over the useful life of the related assets. As a result of this transaction, the Company holds a 100% equity interest in Am-Hal, the owner and manager of a chain of luxury senior citizens facilities in Israel. Accordingly, Am-Hal's balance sheet was consolidated with the Company's consolidated balance sheet at December 31, 1999.

                  (d) On October 12, 1999, the Company, as part of a third round financing, invested approximately $5 million in XACCT Technologies (1997) Ltd. ("XACCT"), a developer of billing, auditing and accounting software for TCP/IP networks, and increased its equity interest in XACCT by 0.8% to 16.2%.

                  (e) On June 23, 1999, the Company acquired a 3.9% interest in Blue Square-Israel Ltd. ("Blue Square") for approximately $24 million. Blue Square owns 168 supermarkets in Israel.

                  (f) The Company made the following additional investments during the year ended December 31, 1999, aggregating $11.7 million, notably; (1) a $4.3 million investment to acquire an additional 0.2% interest (total equity interest is 0.88%) in Bank Leumi le' Israel B.M. ("Leumi"); (2) a $2.5 million investment to acquire a 2.45% interest in Floware Wireless Systems Ltd., a developer of products that enable the transmission of broadband wireless services; (3) a $1.8 million investment to acquire an additional 1.2% interest (total equity interest is 20.3%) in Granite Hacarmel Investments Ltd.; (4) a $1.25 million investment to acquire a 14% interest (subsequently diluted to 12.6%) in Camelot, a developer of intelligent adaptive systems for the detection of illegal activities on computer systems; (5) an approximately $.6 million investment to maintain its equity interest in Netformx (total equity interest - 20.7%);
                           (6) a $.5 million investment to acquire a 2.1% interest in Babylon Ltd., a developer and marketer of single click translation software for non-English speaking Internet users; (7) a $.5 million investment to acquire a 4.6% interest in ContactNOW Inc., a developer of Internet-based community enablers; and
                           (8) a $.2 million investment to acquire a 5% interest in Modem Art Ltd., a developer of programmable modems.

                  (g) On April 14, 1999, the Company sold its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the December 31, 1999 consolidated financial statements.

                  (h) On January 22, 1998, the Company completed its purchase of a one-third interest in the assets of a new wireless communications service provider, MIRS Communication Company Ltd.("MIRS") for $110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly-owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The limited partners of the partnership reimbursed the Company for their pro-rata share of expenses incurred by the Company in connection with the original purchase from Motorola Israel. MIRS, which is one-third owned by the partnership and two-thirds owned by Motorola Israel, coordinates and operates in Israel the digital and analog public-shared two-way radio and other services previously furnished by Motorola Israel. The digital wireless communication service is based on Motorola Israel's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel.

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

                  (i) In addition to the investment in MIRS, the Company made the following investments in the high-technology field in the year ended December 31, 1998, aggregating $7.3 million: (1) a $2.5 million investment to acquire an 8.9% interest in SmartLight Ltd., a developer and marketer of innovative digital film viewers for use in the diagnosis of medical images; (2) a $2.1 million investment to acquire an additional 8.6% of XACCT, a developer of billing, auditing and accounting software for TCP/IP networks;
                           (3) a $1 million investment to acquire an additional 3.8% of PowerDsine Ltd., a developer, manufacturer and marketer of innovative modules and components for the telecommunications industry; (4) a $1 million investment to acquire a 1.75% equity interest in Compugen Ltd., a developer of algorithms and models for the interpretation of biological processes; (5) a $.4 million investment to acquire an additional 2% in its existing investee Netformx, a developer of CANER (C) family of network design, analysis and simulation tools; and (6) a $.3 million investment to maintain its equity interest in its existing investee, Qronus, a developer and marketer of software testing tools.

NOTE 5 -- DEPOSITS, NOTES AND LOANS RECEIVABLE

         Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 5 years and notes and loans receivable have maturities of up to 8 years. At December 31, 2000 and 1999, deposits, notes and loans receivable from related parties were $3.2 million and $3.1 million, respectively, and such balances with others were $11.6 million and $19.2 million, respectively (see Notes 1(a) and 3).

NOTE 6 -- INVESTMENTS IN MARKETABLE SECURITIES

         The Company classifies investments in marketable securities as trading securities or available-for-sale securities and periodically re-evaluates such classifications.

(a)      TRADING SECURITIES

         The cost and market values of trading securities at December 31, 2000 and 1999 are as follows:

                                              UNREALIZED        MARKET
DECEMBER 31, 2000                 COST       GAINS/(LOSSES)     VALUE
-----------------                 ----       --------------     -----
                                        (DOLLARS IN THOUSANDS)
Bonds .......................   $    10        $    --         $    10
Equity Securities ...........    26,585         (2,817)         23,768
                                -------        -------         -------

Total Trading Securities ....   $26,595        $(2,817)        $23,778
                                =======        =======         =======

                                              UNREALIZED        MARKET
DECEMBER 31, 1999                 COST       GAINS/(LOSSES)     VALUE
-----------------                 ----       --------------     -----
                                        (DOLLARS IN THOUSANDS)
Bonds .......................   $    70        $    (4)        $    66
Equity Securities ...........    31,253          9,039          40,292
                                -------        -------         -------

Total Trading Securities ....   $31,323        $ 9,035         $40,358
                                =======        =======         =======


            In the years ended December 31, 2000, 1999 and 1998, the Company recorded $(5.9) million, $12.1 million, and $(1.4) million of unrealized (losses) gains, respectively, on trading securities in the statement of income.

            During 2000, 1999 and 1998, the Company invested approximately $23.3 million, $28 million, and $30.8 million, respectively, in marketable securities, which are classified as trading securities.

(b)         AVAILABLE-FOR-SALE SECURITIES

The cost and market values of available-for-sale securities at December 31, 2000 and 1999 are as follows:

                                               UNREALIZED        MARKET
DECEMBER 31, 2000                  COST       GAINS/(LOSSES)     VALUE
-----------------                  ----       --------------     -----
                                         (DOLLARS IN THOUSANDS)
Equity Securities ...........    $32,114        $ 2,294        $34,408
                                 =======        =======        =======

                                               UNREALIZED        MARKET
DECEMBER 31, 1999                  COST       GAINS/(LOSSES)     VALUE
-----------------                  ----       --------------     -----
                                         (DOLLARS IN THOUSANDS)
Equity Securities ...........    $24,147        $(5,012)        $19,135
                                 =======        =======         =======

NOTE 7 -- NOTES AND LOANS PAYABLE

            Notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2008.

            At December 31, 2000 and 1999, notes and loans payable include a $15 million note payable to Hapoalim, secured by the Company's ownership interest in the building located at 800 Second Avenue, New York, New York. The loan is due on March 30, 2001 and bears interest at the rate of LIBOR plus .75%, or 7.50% and 6.85% at December 31, 2000 and December 31, 1999, respectively.

            The Company has two long-term loans from Hapoalim and Leumi in the amount of $38.7 million and $36.4 million at December 31, 2000 and 1999, respectively, (in connection with its investment in shares of MIRS (see Note 4(h)). Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus .8%. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008.

            At December 31, 2000 and 1999, notes and loans payable include $23.9 million ($4.1 million to related parties) and $22.3 million ($4.6 million to related parties) of loans, respectively, attributed to Am-Hal (see Note 4(c)). The loans are dollar linked, mature through 2002 and have interest rates of zero to LIBOR plus 1%.

            The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 5.84% on $86.1 million and 5.24% on $46.7 million in 2000 and 1999, respectively.

NOTE 8 -- DEBENTURES

Debentures outstanding at December 31 consist of:

                                                            2000            1999
                                                            ----            ----
                                                           (DOLLARS IN THOUSANDS)
AMPAL:
Fifteen Year 11% Discount Debenture, maturing 2003 ......  $18,026        $18,044

AMPAL DEVELOPMENT (ISRAEL) LTD.:
Various series with interest rates ranging from
   6.2%-7.5%, linked to the Consumer Price Index in
   Israel, maturing 2001-2005, secured by assets of
   $10 million and $16 million, respectively ............    9,766         15,794
                                                           -------        -------
                                                            27,792         33,838

Less: Unamortized discounts .............................    3,759          5,179
                                                           -------        -------

Total ...................................................  $24,033        $28,659
                                                           =======        =======

            Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

2001.................  $14,941*
2002.................    1,935
2003.................    1,935
2004.................    1,934
2005.................    2,027

----------
* If no debentures are presented for early redemption, scheduled maturities will amount to $1,935.

NOTE 9 -- SHAREHOLDERS' EQUITY

            Capital Stock

            The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 2000, a total of 5,796,089 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 3,161,000 options.

            The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

                     (i)        up to 4% on Class A Stock, then

                     (ii)       on 4% Preferred Stock and Class A Stock ratably.

            Preferred shares are non-voting unless dividends are in arrears for three successive years. At December 31, 2000, there are no dividend arrearages.

            Retained Earnings

            At December 31, 2000, retained earnings include $49.6 million for affiliates accounted for by the equity method, of which $5.3 million and an additional $45.1 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

NOTE 10 -- STOCK OPTIONS

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

            Also in March 1998, the Board approved a Long-Term Incentive Plan (the "1998 Plan") permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 Plan remains in effect for a period of ten years.

            On February 15, 2000, the Stock Option Plan Committee approved a new incentive plan, (the "2000 Plan") under which the Company has reserved 4 million shares of Class A Stock for grants to present and future employees. The 2000 Plan was approved by the Board of Directors at a Meeting held on March 27, 2000 and was approved by a majority of the Company's shareholders at the June 29, 2000 annual meeting of shareholders.

            The options granted under the 1998 Plan and the 2000 Plan (together with the 1998 Plan, the "Plans") may be either incentive stock options, at an exercise price to be determined by the Committee but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, "restricted stock," "dividend equivalent awards," which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and "stock appreciation rights," which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the Plans were granted either at market value or above.

            The Company accounts for all plans under APB Opinion No. 25, under which compensation cost has been recognized for the year-ended December 31, 1998, for the 20% discount in connection with the Share Purchase Rights. No such costs were incurred in the years ended December 31, 1999 and December 31, 2000. Had compensation cost for the options under the above Plans been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                     2000           1999        1998
                                                     ----           ----        ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):  As reported.............           $813       $28,031      $2,175
                    Pro forma...............        (10,640)       27,305       1,201

Basic EPS:          As reported.............           $.03         $1.32        $.08
                    Pro forma...............           (.57)         1.29         .04

Diluted EPS:        As reported.............           $.03         $1.15        $.07
                    Pro forma...............           (.57)         1.12         .03

            Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for the options granted as of December 31, 2000, December 31, 1999 and December 31, 1998, respectively: (1) expected life of options of 5.92, 5 and 7.95 years; (2) dividend yield of 0%;
(3) expected volatility of 59%, 41% and 40%; and (4) risk-free interest rate of 6.68%, 6.35% and 5.72%.

            Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

            Transactions under both Stock Option Plans and Agreement were as follows:


                                                          YEAR ENDED DECEMBER 31, 2000
                                                          ----------------------------
                                                                            WEIGHTED
                                                                            AVERAGE
                                                                           EXERCISE
                                                            OPTIONS         PRICE
                                                            -------         -----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year .....................          762         $ 8.55
Granted ..............................................        2,972         $25.48
Exercised ............................................         (511)        $ 8.59
Forfeited/Expired ....................................          (62)        $10.00
                                                             ------
Outstanding at end of year ...........................        3,161         $24.43
                                                             ======


Exercisable at end of year ...........................          884             --
                                                             ======
Weighted average fair value of options granted .......                      $ 6.94
                                                                            ======

                                                     YEAR ENDED DECEMBER 31, 1999
                                                     ----------------------------
                                                        WEIGHTED                   WEIGHTED
                                          SHARE         AVERAGE                    AVERAGE
                                         PURCHASE       EXERCISE                   EXERCISE
                                          RIGHTS         PRICE        OPTIONS       PRICE
                                          ------         -----        -------       -----
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year ......    100               (1)       1,036         $8.82
Granted ...............................     --                           199         $8.00
Exercised .............................     --                            --            --
Forfeited/Expired .....................   (100)              (1)        (473)        $8.91
                                          ----                        ------
Outstanding at end of year ............      0                           762         $8.55
                                          ====                        ======

Exercisable at end of year ............     --             --            684            --
                                                                      ======
Weighted average fair value of
   options granted ....................                                              $3.67
                                                                                     =====


                                                    YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------
                                                       WEIGHTED                     WEIGHTED
                                         SHARE         AVERAGE                      AVERAGE
                                        PURCHASE       EXERCISE                     EXERCISE
                                         RIGHTS         PRICE         OPTIONS        PRICE
                                         ------         -----         -------        -----
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year .....      --             --            109         $10.91
Granted ..............................     200               (1)       1,000         $ 8.75
Exercised ............................    (100)        $ 2.80             --             --
Terminated ...........................      --             --            (73)        $10.91
                                        ------                        ------
Outstanding at end of year ...........     100               (1)       1,036         $ 8.82
                                        ======                        ======

Exercisable at end of year ...........      --             --            473             --
                                                                      ======
Weighted average fair value of
   options granted ...................                                               $ 2.23
                                                                                     ======

(1) Pursuant to the Stock Option and Purchase Agreement, exercise price to be determined based on 80% of the market price of the shares purchased on the date of exercise.

            The 3,161,000 options outstanding as of December 31, 2000 have exercise prices between $6.06 and $32 with a weighted average exercise price of $24.43 and a weighted average remaining contractual life of 5.81 years. Of these 3,161,000 options, 884,000 are exercisable; their weighted average exercise price is $20.09.

            The 762,000 options outstanding as of December 31, 1999 have exercise prices between $6.75 and $10 with a weighted average exercise price of $8.55 and a weighted average remaining contractual life of 2 years. Of these 762,000 options, 684,000 are exercisable; their weighted average exercise price is $8.62.

NOTE 11 -- EARNINGS PER CLASS A SHARE

            In accordance with SFAS No. 128 "Earnings Per Share", net earnings per Class A share ("basic EPS") were computed by dividing net earnings by the weighted average number of Class A shares outstanding and excluded any potential dilution. Net earnings per Class A share amounts, assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the conversion of the 4% and 6-1/2% Preferred Stocks into Class A Stock and the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

            A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

                                                                 YEAR ENDED DECEMBER 31, 2000
                                                                 ----------------------------
                                                                                              PER SHARE
                                                       INCOME              SHARES              AMOUNTS
                                                       ------              ------              -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
Net income attributable to Class A
   Stock...................................             $579(1)            18,916                $.03
                                                        ====                                     ====

Effect of Dilutive Securities:
   Exercise of stock options...............                                   141
                                                                           ------

Diluted EPS(2):
   Net income attributable to Class A
      Stock................................             $579               19,057                $.03
                                                        ====               ======                ====

                                                                 YEAR ENDED DECEMBER 31, 1999
                                                                 ----------------------------
                                                                                                PER SHARE
                                                       INCOME               SHARES               AMOUNTS
                                                       ------               ------               -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
   Income from continuing operations................. $29,903(1)                                  $1.42
   Loss from discontinued operations.................  (2,156)                                     (.10)
                                                       ------                                      ----
   Net income attributable to Class A Stock.......... $27,747               20,966                $1.32
                                                      =======                                     =====

Effect of Dilutive Securities:
   Conversion of 4% and 6-1/2% Preferred Stocks......                        3,365
                                                                             -----

Diluted EPS:
   Income from continuing operations................. $30,187                                     $1.24
   Loss from discontinued operations.................  (2,156)                                     (.09)
                                                       ------                                      ----
   Net income attributable to Class A Stock.......... $28,031               24,331                $1.15
                                                      =======               ======                =====

                                                                             YEAR ENDED DECEMBER 31, 1998
                                                                             ----------------------------
                                                                                                           PER SHARE
                                                                  INCOME               SHARES               AMOUNTS
                                                                  ------               ------               -------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
   Income from continuing operations....................          $ 3,555(1)                                  $ .15
   Loss from discontinued operations....................           (1,715)                                     (.07)
                                                                  -------                                     -----
   Net income attributable to Class A Stock.............          $ 1,840               23,911                $ .08
                                                                  =======                                     =====

Effect of Dilutive Securities:
   Conversion of 4% and 6-1/2% Preferred Stocks.........                                 3,713
                                                                                        ------

Diluted EPS:
   Income from continuing operations....................          $ 3,556(3)                                  $ .13
   Loss from discontinued operations....................           (1,715)                                     (.06)
                                                                  -------                                     -----
   Net income attributable to Class A Stock.............          $ 1,841               27,624                $ .07
                                                                  =======               ======                =====

(1) After deduction of Preferred Stock dividends of $234, $284 and $335, respectively.

(2) In 2000, the conversion of the 4% and 6-1/2% Preferred Stocks was excluded from the diluted EPS calculation due to the antidilutive effect.

(3) Includes decrease in net income in 1998 of $334 due to dilution in equity in earnings of affiliate.

            Options to purchase 3,161,000, 762,000 and 1,036,000 shares of common stock were outstanding as of December 31, 2000, 1999 and 1998, respectively, of which 2,957,000, 762,000 and 1,036,000 options were not included in the computation of diluted EPS because of their anti-dilutive effect.

NOTE 12 -- INCOME TAXES

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         2000            1999             1998
                                                                                         ----            ----             ----
                                                                                                  (DOLLARS IN THOUSANDS)
The components of current and deferred income tax expense (benefit) are:
Current:
 State and local ................................................................      $     65         $      5         $     66
 Federal ........................................................................        (2,737)             542              280
 Foreign ........................................................................           164           13,291            1,136
Deferred:
 State and local ................................................................            14             (182)            (132)
 Federal ........................................................................         3,295           (1,582)          (3,137)
 Foreign ........................................................................        (2,994)           3,488           (1,734)
                                                                                       --------         --------         --------
      Total .....................................................................      $ (2,193)        $ 15,562         $ (3,521)
                                                                                       ========         ========         ========

The components of deferred income tax expense (benefit) are:

Unrealized gains (losses) .......................................................      $ (4,750)        $  4,375         $ (1,230)
Goodwill ........................................................................         1,593            1,186             --
Foreign tax credit utilization ..................................................          --             (1,740)            --
Equity in earnings of affiliates ................................................           894           (1,349)          (3,477)
Loss from impairment of investments .............................................            90             (875)            --
Net operating loss carryforwards ................................................           813              141             (985)
Deferred income .................................................................         1,840              255              368
Other ...........................................................................          (165)            (269)             321
                                                                                       --------         --------         --------
      Total .....................................................................      $    315         $  1,724         $ (5,003)
                                                                                       ========         ========         ========

The domestic and foreign components of (loss) income from continuing operations before income taxes are:

Domestic ........................................................................      $ (2,496)        $ (2,540)        $ (5,806)
Foreign .........................................................................         1,116           48,289            6,175
                                                                                       --------         --------         --------
      Total .....................................................................      $ (1,380)        $ 45,749         $    369
                                                                                       ========         ========         ========


A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 35% .............................................      $   (483)        $ 16,012         $    129
Taxes on foreign income (below) U.S. rate,
   net of tax credits ...........................................................        (1,614)            (303)          (3,456)
Other ...........................................................................           (96)            (147)            (194)
                                                                                       --------         --------         --------
      Total effective tax: 159%, 34% and (954%) .................................      $ (2,193)        $ 15,562         $ (3,521)
                                                                                       ========         ========         ========

            Other assets include approximately $6.3 million ($6.3 million in 1999) of deferred tax assets which primarily represent the tax benefit of the temporary differences between the carrying values of the investments in the financial statements and their income tax bases and a $4.1 million asset (in
2000) representing a tax benefit with respect to the net operating loss carryforwards. Accounts and income taxes payable and accrued expenses include approximately $24.1 million ($18 million in 1999) of deferred tax liability which primarily consists of tax liability provided on undistributed earnings of affiliates of approximately $22.9 million ($17 million in 1999).

NOTE 13 -- INVESTMENTS IN AFFILIATES

            The companies accounted for by the equity method and the Company's share of equity in those investees are:

                                                                  As of December 31,
                                                          2000          1999          1998
                                                          ----          ----          ----
Am-Hal Ltd. (See Note 4(c))............................     --%           --%           50%
Bay Heart Limited (a)..................................     37            37            37
Carmel Containers Systems Limited......................   21.8          20.7          20.7
Coral World International Limited (b)..................     50            50            50
Epsilon Investment House Ltd...........................     20            20            20
Granite Hacarmel Investments Limited ("Granite").......   20.2          20.3          19.1
Hod Hasharon Sport Center (1992) Limited
 Partnership...........................................     50            50            50
Moriah Hotels Ltd. (see Note 4 (g))....................     --            --            46
Ophir Holdings Ltd.....................................   42.5          42.5          42.5
Ophirtech Ltd..........................................   42.5            --            --
Renaissance Investment Company Ltd.....................     20            20            20
Trinet Investment in High-Tech Ltd.....................   37.5          37.5          37.5
Trinet Venture Capital Ltd. (c)........................     50            50            50


            Combined summarized financial information for the above companies is as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                             2000           1999            1998
                                                             ----           ----            ----
                                                                   (DOLLARS IN THOUSANDS)
Revenues.........................................          $843,152       $678,537        $672,803
Gross profit.....................................           183,680        216,285         184,487
Net income.......................................            36,799         51,443          31,720

Property and equipment...........................          $266,123       $272,548        $347,605
Other assets.....................................           668,750        597,505         508,459
                                                            -------        -------         -------
  Total assets...................................          $934,873       $870,053        $856,064
                                                           ========       ========        ========

Total liabilities, including bank borrowings.....          $635,873       $627,509        $601,909
                                                           ========       ========        ========

(a) At December 31, 2000 and 1999, the Company had a note receivable from Bay Heart Limited in the amount of $.4 million and recorded interest income in the amount of $22 and $20, respectively, for the above years.

(b) At December 31, 1998, the Company had a note receivable from CWI in the amount of $.1 million and recorded interest income in the amount of $31 for the above year. This note receivable matured on March 3, 1999.

(c) At December 31, 2000 and 1999, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $2.5 million and $2.4 million, respectively.

The carrying value of the Company's investments in shares of its publicly traded affiliates at December 31, 2000, amounted to $31.6 million and had a market value of $55.1 million, based upon quoted market prices of shares traded on the New York Stock Exchange, American Stock Exchange, NASDAQ National Market and the Tel Aviv Stock Exchange. There is no assurance that any of these investments could be realized at the quoted market price.

NOTE 14 - SEGMENT INFORMATION

            SFAS 131 "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.


                                                     YEAR ENDED DECEMBER 31,
                                            2000             1999               1998
                                            ----             ----               ----
                                                     (DOLLARS IN THOUSANDS)
REVENUES:
Finance................................  $  16,512         $  45,501         $   7,308
Real estate rental.....................      9,981             6,902             7,375
Leisure-time...........................      1,816             1,674             1,652
Intercompany adjustments...............       (488)             (467)             (503)
                                         ---------         ---------         ---------
     Total.............................  $  27,821         $  53,610         $  15,832
                                         =========         =========         =========

EQUITY IN EARNINGS OF AFFILIATES:
Finance(b).............................  $   2,745         $   5,595         $     186
Real estate rental(b)..................      2,915             5,277               510
Leisure-time(a)........................      1,418               782               775
                                         ---------         ---------         ---------
     Total.............................  $   7,078         $  11,654         $   1,471
                                         =========         =========         =========

INTEREST INCOME:
Finance................................  $   1,694         $   2,503         $   5,768
Real estate rental.....................         --                --                61
Intercompany adjustments...............       (488)             (467)             (503)
                                         ---------         ---------         ---------
     Total.............................  $   1,206         $   2,036         $   5,326
                                         =========         =========         =========

INTEREST EXPENSE:
Finance................................  $  10,998         $   8,947         $  10,500
Real estate rental.....................      2,732             1,374             1,483
Leisure-time...........................         75               149               523
Intercompany adjustments...............       (488)             (467)             (503)
                                         ---------         ---------         ---------
     Total.............................  $  13,317         $  10,003         $  12,003
                                         =========         =========         =========

PRETAX OPERATING (LOSS) INCOME:
Finance................................  $ (12,647)        $  26,873         $  (9,991)
Real estate rental.....................     (1,933)            2,000             2,341
Leisure-time...........................        197               111              (354)
                                         ---------         ---------         ---------
     Total.............................  $ (14,383)        $  28,984         $  (8,004)
                                         =========         =========         =========

INCOME TAX (BENEFIT) EXPENSE:
Finance................................  $  (2,246)        $  15,583         $  (2,904)
Real estate rental.....................         42                88              (319)
Leisure-time...........................         11              (109)             (298)
                                         ---------         ---------         ---------
     Total.............................  $  (2,193)        $  15,562         $  (3,521)
                                         =========         =========         =========

TOTAL ASSETS:
Finance................................  $ 324,593         $ 288,961         $ 243,329
Real estate rental.....................    125,017           104,337            45,145
Leisure-time...........................     13,708            13,882            37,169
Intercompany adjustments...............    (16,690)          (10,400)           (1,523)
                                         ---------         ---------         ---------
     Total.............................  $ 446,628         $ 396,780         $ 324,120
                                         =========         =========         =========

                                            YEAR ENDED DECEMBER 31,
                                        2000           1999          1998
                                        ----           ----          ----
                                             (DOLLARS IN THOUSANDS)
INVESTMENTS IN AFFILIATES:
Finance(b).........................   $11,757        $ 9,109        $ 5,565
Real estate rental(b)..............    24,453         23,070         10,132
Leisure-time(a)....................    11,187         11,017         33,943
                                      -------        -------        -------
     Total.........................   $47,397        $43,196        $49,640
                                      =======        =======        =======

CAPITAL EXPENDITURES:
Finance............................   $   733        $   819        $    19
Real estate rental.................    15,893          1,014          2,895
Leisure-time.......................       136            111             38
                                      -------        -------        -------
     Total.........................   $16,762        $ 1,944        $ 2,952
                                      =======        =======        =======

DEPRECIATION AND AMORTIZATION:
Finance............................   $ 1,663        $ 1,434        $ 1,346
Real estate rental.................     1,253            818            848
Leisure-time.......................       115            107            215
                                      -------        -------        -------
     Total.........................   $ 3,031        $ 2,359        $ 2,409
                                      =======        =======        =======

            Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating income above exclude equity in earnings of affiliates and minority interests. Equity in earnings of affiliates only includes the equity in earnings of those affiliates whose operations are represented by the Company's segments. Total assets exclude assets from discontinued operations.

            (a) Operations in Australia, Israel and the United States (see Note
                13).

            (b) Operations in Israel.

            The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The leisure-time segment consists primarily of Moriah Hotels Ltd. (hotel chain in Israel-see Note 4 (g)), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the Company's 51%-owned subsidiary located in Israel).

NOTE 15 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)         CASH AND CASH EQUIVALENTS

            For short-term investments, the carrying amount is a reasonable estimate of fair value (see Note 1(h)).

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


                                                 YEAR ENDED DECEMBER 31,
                                           2000                            1999
                                           ----                            ----
                                 CARRYING           FAIR         CARRYING         FAIR
                                  AMOUNT           VALUE          AMOUNT          VALUE
                                  ------           -----          ------          -----
Financial assets:                                 (DOLLARS IN THOUSANDS)
Cash and cash equivalents.....   $  5,842        $  5,842        $  7,409        $  7,409
Deposits, notes and loans
 receivable...................     14,804          14,602          22,336          20,682
Investments...................     58,186          58,186          59,493          59,493
                                 --------        --------        --------        --------
                                 $ 78,832        $ 78,630        $ 89,238        $ 87,584
                                 ========        ========        ========        ========

Financial liabilities:

Notes and loans payable.......   $177,543        $175,957        $145,860        $151,150
Debentures outstanding........     24,033          24,161          28,659          29,144
                                 --------        --------        --------        --------
                                 $201,576        $200,118        $174,519        $180,294
                                 ========        ========        ========        ========

NOTE 16-- COMMITMENTS AND CONTINGENCIES

            (a) The combined minimum annual lease payments on Ampal's corporate offices and Country Club Kfar Saba, without giving effect to future escalations, are $.4 million in each of the years 2001-2005, and $6.5 million in the aggregate, thereafter, totaling $8.5 million. The leases expire in 2009 and 2037, respectively.

            (b) For the years 2001 through 2005, the combined minimum lease receipts to be received by the Company from rental properties are approximately $5 million in 2001, $4.3 million in 2002 and 2003, $4.4 million in 2004 and $4 million in 2005; and $17.5 million in the aggregate, thereafter, totaling $39.5 million (all from non-related parties).

            (c) The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $6.2 million.

            The Company's commitments to its investees amounted to $12.4 million.

            (d) As part of the Ministry of National Infrastructure's policy to separate the holding of Emergency Inventories of crude oil and product inventories from the oil marketing companies' commercial inventories, the Fuel Authority had ordered that Emergency Inventories of fuel products were to be stored in separate tanks at specifically designated locations. The separation of inventories has been postponed. Under consideration within the framework of the Law for Arrangements in the Economy is a change proposed by the government regarding the holding of inventories of fuel products, which would be held at the account of the fuel companies. Until the law is passed and regulations and rulings are formulated, it is difficult to determine its potential financial impact on Granite.

            A claim filed by the oil marketing companies, Sonol (Granite's wholly-owned subsidiary), Paz and Delek against the Government of Israel, the Minister of Finance, and the Department of Customs and Value Added Tax, claimed the illegality of an excise tax order that serves as the basis for excise tax charged the said companies' fuel sales. Pursuant to mutual agreement between the parties, the claim for declarative relief, which was filed with the District Court of Tel Aviv, was withdrawn.

            Subsequent to the above withdrawal, a class action previously filed against the oil marketing companies in the amount of NIS. 1 billion (approximately $250 million), demanding the refund to consumers of illegally charged excise taxes, was also withdrawn.

            In accordance with a government decision, the excise tax rate applicable to gasoil used for transportation will be increased significantly. This increase will cause a large price differential between the price of gasoil used for transportation and that used for other purposes. As a result it has been proposed, within the framework of a proposed law for Arrangements in the Government Economy (1999), to amend the excise tax law pertaining to fuel products in such a manner that will require the marking of gasoil not used for transportation, and to provide the Director of Customs with enforcement powers to inspect the purported uses of gasoil and to take punitive measures against the illegal use of gasoil for purposes other than stipulated by law. Concurrently with the government's above-mentioned decision, Knesset member, A. Poraz, submitted a private bill intended to ensure that all fuel product excise taxes will be imposed at equal rates for all types of the same products, thus preventing the proposed tax differentials on gasoil. The proposed private bill passed preliminary reading in the Knesset.

            If the proposed law is enacted as stated in the Law for Arrangements, and Knesset member Poraz's private bill is not enacted, it can be assumed that the enforcement means and punitive measures proposed will not suffice to prevent potential users from violating the law by using gasoil, meant for industrial or heating purposes, for transportation purposes, thus making the Company's operations more difficult. Regardless, an increase in the rate of excise tax will cause a significant increase in the level of customer credit.

            A claim was filed against Sonol, Paz Oil Company Ltd. and Delek Oil Company Ltd. during February 2000, in the amount of NIS. 400,000 (approximately $.1 million) relating to alleged collusion in the fixing of the price of gasoil to consumers. This claim if recognized, as requested by the claimant as a class action, is stated to amount to approximately NIS. 175 million (approximately $44 million) against all of the companies. Sonol denies the claim and, according to its legal counsel, chances are good that the claim will not be recognized as a class action.

            Three claims were lodged against Granite's formerly affiliated company and its past and present shareholders, which included Sonol. The total amount of the claims is approximately NIS. 60.2 million ($15 million). The plaintiff's allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates. In the opinion of the legal counsels of Sonol and the formerly affiliated company, the companies have a sound defense against the claims.

            Sonol has filed a claim against one of its agencies for approximately NIS. 37 million (approximately $9 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS. 57 million (approximately $14 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

            In the opinion of Sonol's management, based on opinion of Sonol's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable. Currently, the dispute has been referred to arbitration.

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

            At the request of Ampal's attorneys, the Tel Aviv District Court has issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment. On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. At this point, the Company can not estimate when a final ruling will be issued.

            (f) Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company. In the opinion of the companies' managements, based on the opinions of legal counsel, the provisions made are sufficient.

NOTE 17 -- SUBSEQUENT EVENTS

            On January 22, 2001, the Company made an additional investment of $1.5 million in Enbaya Ltd., a developer of a 3D browser that enables fast viewing, compression and streaming of 3D models, and increased its equity interest in the company from 12.9% to 20.5%.

            On February 23, 2001, the Company made an additional investment of $5 million in XACCT, a leading provider of business infrastructure software for the next-generation public network. The Company holds an approximate 16.2% equity interest in XACCT.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

                                            FIRST             SECOND              THIRD             FOURTH
                                           QUARTER            QUARTER            QUARTER            QUARTER             TOTAL
                                           -------            -------            -------            -------             -----
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 2000
Revenues..............................   $   10,755         $   20,565         $    9,307         $     (930)        $   39,697
Net interest expense..................       (2,163)            (3,134)            (4,094)            (2,720)           (12,111)
Net income (loss).....................        1,162              7,235                359             (7,943)               813
Basic EPS:
  Earnings (loss) per Class A
   share(1)...........................          .06                .38                .02               (.42)               .03
Diluted EPS:
  Earnings (loss) per Class A
   share..............................          .05                .33                .02               (.42)               .03

Year Ended December 31, 1999
Revenues..............................   $   13,854         $   30,988         $   13,518         $   11,253         $   69,613
Net interest expense..................       (1,659)            (1,754)            (2,236)            (2,318)            (7,967)
Income from continuing operations.....   $    5,977         $   15,037         $    5,312         $    3,861         $   30,187
(Loss) income from discontinued
  operations..........................         (425)              (286)            (1,965)               520             (2,156)
                                         ----------         ----------         ----------         ----------         ----------
Net income............................   $    5,552         $   14,751         $    3,347         $    4,381         $   28,031
                                         ==========         ==========         ==========         ==========         ==========
Basic EPS:
  Earnings per Class A share:
  Earnings from continuing
   operations(1)......................   $      .25         $      .62         $      .29         $      .21         $     1.42
  (Loss) income from discontinued
   operations.........................         (.02)              (.01)              (.11)               .03               (.10)
                                         ----------         ----------         ----------         ----------         ----------
  Earnings per Class A share..........   $      .23         $      .61         $      .18         $      .24         $     1.32
                                         ==========         ==========         ==========         ==========         ==========
Diluted EPS:
  Earnings per Class A share:
  Earnings from continuing
   operations.........................   $      .22         $      .54         $      .25         $      .18         $     1.24
  (Loss) income from discontinued
   operations.........................         (.02)              (.01)              (.09)               .02               (.09)
                                         ----------         ----------         ----------         ----------         ----------
  Earnings per Class A share..........   $      .20         $      .53         $      .16         $      .20         $     1.15
                                         ==========         ==========         ==========         ==========         ==========

      (1) After deduction of preferred stock dividends of $234 and $284, respectively.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

            The following table sets forth certain information regarding Ampal's directors and executive officers:

NAME                                 POSITION
Daniel Steinmetz(1)...........      Chairman of the Board of Directors and Director
Raz Steinmetz(1)..............      President and Chief Executive Officer and Director
Shlomo Meichor................      Vice President-Finance and Treasurer
Alla Kanter...................      Vice President-Accounting and Controller
Eli S. Goldberg...............      Vice President-Legal and Secretary
Michael Arnon(2)(3)(4)........      Director
Benzion Benbassat.............      Director
Yaacov Elinav.................      Director
Kenneth L. Henderson(3).......      Director
Hillel Peled(1)(2)(3)(4)......      Director
Avi A. Vigder.................      Director
Eliyahu Wagner(2)(4)..........      Director

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

            In 2000, the Board of Directors met four times and did not act by written consent; the Executive Committee met six times and acted by written consent one time; the Audit Committee met two times and did not act by written consent; the Related Party Transactions Committee did not meet and acted by written consent one time; and the Stock Option Committee met one time and did not act by written consent. Ampal does not have a nominating committee or compensation committee. All directors attended more than 75% of the aggregate of
(1) the total number of Board of Directors meetings held during the period in 2000 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2000 (during the period of such service).

            The following sets forth the ages of all of the above-mentioned directors and officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

            DANIEL STEINMETZ, 62, has managed family diamond trading businesses in Israel for more than the past five years. Mr. Steinmetz is the father of Raz Steinmetz.

            RAZ STEINMETZ, 37, has managed various investments for his family, including real estate, financial investments and others, since September 1994. From September 1993 through September 1994, he worked as a trainee at Republic National Bank of New York. From September 1991 through July 1993, he attended the University of Pennsylvania, Wharton Business School, where he received a Masters Degree in Business Administration. He served as a director of Ampal and has been the Chairman of the Executive Committee since December 1996. On June 29, 1999, Mr. Steinmetz was elected Chief Executive Officer and President. Mr. Steinmetz is the son of Daniel Steinmetz.

            SHLOMO MEICHOR, 43, assumed the duties of Vice President-Finance and Treasurer of Ampal on April 1, 1998. For more than five years prior to April 1, 1998, Mr. Meichor was the Finance and Operations Manager of Digital Semi-Conductors Israel, a semi-conductor subsidiary of Digital Equipment Corporation.

            ALLA KANTER, 43, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

            ELI S. GOLDBERG, 46, has been Vice President-Legal and Secretary of Ampal since November 1998. From September 1996 until November 1998, he was an associate at Lowenstein, Sandler P.C. From November 1990 until July 1996, he was employed as Special Assistant to the General Counsel of the Market Transition Facility of New Jersey.

            MICHAEL ARNON, 76, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

            BENZION BENBASSAT, 63, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company, controlled by Daniel Steinmetz and Raz Steinmetz, directors of Ampal and the controlling persons of Ampal's shareholder, for more than the past five years.

            YAACOV ELINAV, 56, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in 1992.

            KENNETH L. HENDERSON, 45, is an attorney and has been a partner at Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson") since 1987. Robinson provided legal services to Ampal during 2000.

            HILLEL PELED, 53, has been President of Inveco International, Inc., a private investment company, since January 1990. From January 1982 to June 1986, he served as Vice President-Finance and Treasurer of Ampal. He became a director of Ampal in June 1996.

            AVI A. VIGDER, 40, has been a Senior Vice President and Chief Financial Officer of R. Steinmetz (U.S.) Ltd. since November 1998. From June 1997 until October 1998, he was head of Investment Banking at Israel Discount Bank. From January 1994 until December 1996, he was Managing Director of Foreign Trusts Ltd. He became a director of Ampal in 1999.

            ELIYAHU WAGNER, 60, has been a private real estate developer for more than the past five years. He became a director of Ampal in 1999.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal's officers and directors, and persons who own more than 10% of a registered class of Ampal's equity securities, to file reports of ownership and changes in ownership with the SEC and the NASDAQ. These persons are required by regulation of the SEC to furnish Ampal with copies of all Section 16(a) forms they file.

            Based solely on its review of the copies of forms received by it and written representations received by it, Ampal believes that during 2000 Ampal's officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

            The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 2000, 1999 and 1998.

                                                                 ANNUAL COMPENSATION
                                                                 -------------------

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                      NUMBER OF
                                                                       OTHER          SECURITIES         ALL
   NAME AND PRINCIPAL                                                  ANNUAL         UNDERLYING        OTHER
         POSITION              YEAR      SALARY        BONUS        COMPENSATION     OPTIONS (14)    COMPENSATION
         --------              ----      ------        -----        ------------     -------------   ------------
Raz Steinmetz(1)                2000    $175,369       $49,822        $20,555(2)       655,000       $51,644(3)
 (Chief Executive Officer       1999     176,123                       10,097(2)        30,000        41,085(4)
  and President)                1998     144,002                        7,417(2)                      33,559(5)



Shlomo Meichor(6)               2000     156,150        44,056         14,849(2)       374,000        46,281(7)
  (Vice President-Finance       1999     180,317                        7,701(2)        24,000        37,609(8)
   and Treasurer)               1998     122,795                        9,735(2)                      31,869(9)




Alla Kanter(10)                 2000     126,036        10,476                          15,000        17,007(11)
 (Vice President-               1999     116,300         9,700                          15,000        15,598(12)
 Accounting and                 1998     107,310         9,000                                        14,362(13)
 Controller)

-----------

(1) Mr. Steinmetz has been employed by Ampal since January 1, 1997, and was appointed C.E.O. and President effective July 1, 1999. Pursuant to an employment agreement dated January 1, 1997, Mr. Steinmetz is entitled to receive a base salary of $175,000 (payable in Shekels) per annum (plus benefits), the total for 2000 was $297,390. His agreement can be terminated by either party upon thirty days notice.

(2)   Consists of amounts reimbursed for the payment of taxes.

(3) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $27,967, (ii) Ampal (Israel)'s education fund of $13,250 and (iii) use of a car of $10,427.

(4) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $27,877 and (ii) Ampal (Israel)'s education fund of $13,208.

(5) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $22,778 and (ii) Ampal (Israel)'s education fund of $10,781.

(6) Mr. Shlomo Meichor has been employed by Ampal since March 1, 1998, and was appointed Vice President-Finance and Treasurer of Ampal, effective April 1, 1998. Pursuant to an employment agreement, dated March 5, 1998, Mr. Meichor receives a base salary of $144,000 per annum, adjusted annually in accordance with the United States consumer price index (payable in Shekels) plus benefits and use of a car. His agreement can be terminated upon two months' notice and after the two months' notice period expires Mr. Meichor is entitled to receive his salary for an additional four months.

(7) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $28,309; (ii) Ampal (Israel)'s education fund of $11,809 and (iii) use of a car of $6,163.

(8) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $22,833; (ii) Ampal (Israel)'s education fund of $10,818; and (iii) use of a car of $3,958.

(9) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $19,323; (ii) Ampal (Israel)'s education fund of $9,155; and (iii) use of a car of $3,391.

(10) Ms. Kanter has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

(11) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $12,927 and (ii) Ampal's Savings Plan of $4,080.

(12) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $11,827 and (ii) Ampal's Savings Plan of $3,771.

(13) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $10,873 and (ii) Ampal's Savings Plan of $3,489.

(14) Represents the number of shares of Class A Stock underlying options granted to the named executive officers.

      FISCAL YEAR-END OPTION VALUES


                           SHARES                                      NUMBER OF SECURITIES
                         ACQUIRED ON           VALUE                  UNDERLYING UNEXERCISED
                          EXERCISE            REALIZED             OPTIONS AT FISCAL YEAR-END(1)
                         ----------           --------             -----------------------------
NAME                        (#)                 ($)             EXERCISABLE           UNEXERCISABLE
----                        ---                 ---             -----------           -------------
Raz Steinmetz..........                                            45,000                 640,000
Shlomo Meichor.........    2,000              $44,800              34,000                 362,000
Alla Kanter............                                            22,500                   7,500

-----------

(1) This table represents the total number of shares of Class A Stock subject to stock options held by each of the named executive officers at December 31, 2000. None of the outstanding options are in-the-money.

                          OPTION GRANTS IN FISCAL YEAR

            The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our named executive officers during fiscal year 2000:

                                                        ANNUAL COMPENSATION
                                                        -------------------
                                Number of        % of Total
                                Securities     Options Granted                     Market Price
                    Option      Underlying     to Employees in    Exercise Price    on Date of      Expiration
  Name               Plan     Option Granted     Fiscal Year         Per Share        Grant            Date
  ----              ------    --------------     -----------         ---------        -----            ----
  Raz Steinmetz      1998          30,000           12.68%           $6.0625         $6.0625         12-31-05
                     2000          43,750           22.85%                15              15          Various
                     2000          87,500           22.85%                20              15          Various
                     2000         181,250           22.85%                25              15          Various
                     2000         312,500           22.85%                32              15          Various

  Shlomo Meichor     1998          24,000           10.14%           $6.0625         $6.0625         12-31-05
                     2000          24,500           12.80%                15              15          Various
                     2000          49,000           12.80%                20              15          Various
                     2000         101,500           12.80%                25              15          Various
                     2000         175,000           12.80%                32              15          Various
  Alla Kanter        1998          15,000            6.34%           $6.0625         $6.0625         12-31-05



                           Potential Realizable Value at Assumed
                               Annual Rates of Stock Price
                               Appreciation For Option Term
                           -------------------------------------
  Name                     0%          5%              10%
  ----                     --          --              ---
  Raz Steinmetz           0     $  50,248.71      $ 111,036.51
                                  181,309.78        400,647.19
                                  483,492.73      1,068,392.50
                                1,251,900.83      2,766,373.44
                                2,762,815.63      6,105,100.00

  Shlomo Meichor          0     $  40,198.97      $  88,829.21
                                  101,533.47        224,362.43
                                  270,755.93        598,299.80
                                  701,064.46      1,549,169.13
                                1,547,176.75      3,418,856.00
  Alla Kanter             0     $  25,124.35      $  55,518.25

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

            Employees become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

                                    VESTED
YEARS OF SERVICE                  PERCENTAGE
----------------                  ----------

less than 2 years..............        0%
2 but less than 3 years........       20%
3 but less than 4 years........       40%
4 but less than 5 years........       60%
5 but less than 6 years........       80%
6 or more years................      100%

            Benefits under the Pension Plan are paid in a lump sum, in an annuity form or in installments.

            Ampal maintains a savings plan (the "Savings Plan") for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k)savings account in 2000 was limited under the Code to $10,500. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation. Employees who were eligible to participate in the Savings Plan as of December 31, 1995, are 100% vested at all times in the account balances maintained in their 401(k) savings account. Employees who became eligible to participate in the Savings Plan on or after January 1, 1996, become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:


                                                 VESTED
YEARS OF SERVICE                               PERCENTAGE
----------------                               ----------
less than 2 years..........................         0%
2 but less than 3 years....................        20%
3 but less than 4 years....................        40%
4 but less than 5 years....................        60%
5 but less than 6 years....................        80%
6 or more years............................       100%

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

COMPENSATION OF DIRECTORS

            Directors of Ampal (other than Mr. R. Steinmetz) receive $500 per Board meeting attended. The Chairman of the Board receives $2,000. Such persons also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting. In December 1999 and in December 2000, directors were each granted options to purchase 5,000 shares of the Company's Class A Stock. On each of those dates, Mr. Daniel Steinmetz, Chairman of the Board, received options to purchase 10,000 shares of the Company's Class A Stock.

STOCK OPTION PLAN

            In March 1998, the Board approved a Long-term Incentive Plan (the "1998 Plan") permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 Plan remains in effect for a period of ten years.

            On February 15, 2000, the Stock Option Plan Committee approved a new incentive plan, the 2000 Incentive Plan (the "2000 Plan") under which the Company has reserved 4 million shares of Class A Stock for grants to present and future employees. The 2000 Plan was approved by the Board of Directors at a Meeting held on March 27, 2000, and was approved by a majority of the Company's shareholders at the June 29, 2000, annual meeting of shareholders.

            The options granted under the 1998 Plan and the 2000 Plan (together with the 1998 Plan, the "Plans") may be either incentive stock options, at exercise prices to be determined by the Committee, but not less than 100% of the fair market value of the underlying shares on the date of grant, or non-incentive stock options, at exercise prices to be determined by the Committee. Under each of the Plans, the Committee may also grant, at its discretion, "restricted stock", "dividend equivalent awards", which entitle the recipients to receive dividends in the form of Class A Stock, cash or a combination of both, and "stock appreciation rights," which permit the recipients to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            During 2000, members of the Executive Committee of the Board of Directors which functions as the compensation committee of Ampal included: Mr. Daniel Steinmetz (Chairman) and Chairman of the Board of Directors of the Company; Mr. Hillel Peled, President of Inveco International Inc.; and Mr. Raz Steinmetz, Chief Executive Officer and President of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

                         PRINCIPAL SHAREHOLDERS OF AMPAL

            The following table sets forth information as of March 20, 2001, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6 1/2% Cumulative Convertible Preferred Stock (the "6 1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 20, 2001, there were outstanding 19,353,768 (not including treasury shares) shares of Class A Stock of Ampal. In addition, there were outstanding 620,812 non-voting shares of 6 1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 149,865 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                                              NUMBER OF SHARES                      PERCENT
NAME AND ADDRESS                                                 AND NATURE               OF OUTSTANDING SHARES OF
OF BENEFICIAL OWNER                   TITLE OF CLASS       OF BENEFICIAL OWNERSHIP               CLASS A STOCK
-------------------                   --------------       -----------------------               -------------
Daniel Steinmetz..................    Class A Stock                  11,115,112 shs. (1)                    57.4%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Raz Steinmetz.....................    Class A Stock                  11,115,112 shs. (1)                    57.4%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

Rebar Financial Corp..............    Class A Stock                  11,115,112 shs. (1)                    57.4%
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British Virgin Islands

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

SECURITY OWNERSHIP OF MANAGEMENT

            The following table sets forth information as of March 20, 2001, as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownerships are direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:


                                              NUMBER OF SHARES AND NATURE OF        PERCENT OF OUTSTANDING
                                                   BENEFICIAL OWNERSHIP                   SHARES OF
NAME                                                 OF CLASS A STOCK                    CLASS A STOCK
----                                                 ----------------                    -------------
Daniel Steinmetz.......................               11,135,112(1)                           57.5%
Raz Steinmetz..........................               11,285,112(1)                           57.8%
Shlomo Meichor.........................                  104,000(2)                            *
Alla Kanter............................                   22,500(2)                            *
Eli Goldberg...........................                   10,500(2)                            *
Benzion Benbassat......................                   11,000(3)                            *
Michael Arnon..........................                   10,000(2)                            *
Yaacov Elinav..........................                   10,000(2)                            *
Kenneth Henderson......................                   10,000(2)                            *
Hillel Peled...........................                   10,000(2)                            *
Avi Vigder.............................                   10,000(2)                            *
Eliyahu Wagner.........................                   10,000(2)                            *
All Directors and Executive Officers
  as a Group...........................               11,513,112                              58.3%

-----------

      *    Represents less than 1% of the class of securities.

      (1) In each case attributable to 11,115,112 shares of Class A Stock held directly by Rebar. See "Security Ownership of Certain Beneficial Owners." In addition, this represents 20,000 shares underlying options for Daniel Steinmetz and 170,000 shares underlying options for Raz Steinmetz, which in each case, are presently exercisable.

      (2)  Represents shares underlying options which are presently exercisable.

      (3) Includes 10,000 shares underlying options which are presently exercisable.

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

            In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder) and (ii) an unrelated third party. The related parties purchased their limited partnership interests on the same terms as the unrelated third party. These terms were negotiated on an arm's length basis between the Company and the unrelated third party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as a part of this report:

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
      (1)  Financial Statements and Supplementary Data

           Ampal-American Israel Corporation and Subsidiaries
               Report of Independent Public Accountants...........
               Consolidated Statements of Income for the years
                 ended December 31, 2000, 1999 and 1998...........
               Consolidated Balance Sheets as at December 31,
                 2000 and 1999....................................
               Consolidated Statements of Cash Flows for the
                 years ended December 31, 2000, 1999 and 1998.....
               Consolidated Statements of Changes in
                 Shareholders' Equity for the years ended
                 December 31, 2000, 1999 and 1998.................
               Consolidated Statements of Comprehensive Income
                 for the years ended December 31, 2000, 1999 and
                 1998
               Notes to Consolidated Financial Statements.........
           Supplementary Data:
               Selected quarterly financial data for the years
                 ended December 31, 2000 and 1999.................

      (2)  Financial Statement Schedules

                 (i) Schedule of Representative Rates of
                     Exchange between the U.S. dollar and New
                     Israeli Shekel for three years ended
                     December 31, 2000
                (ii) Consolidated financial statements filed
                     pursuant to Rule 3-09 of Regulation S-X

           Granite Hacarmel Investments Limited and Subsidiaries
               Report of Certified Public Accountants ............
               Consolidated Balance Sheets as at December 31,
                 2000 and 1999....................................
               Consolidated Statements of Income for the years
                 ended December 31, 2000, 1999 and 1998...........
               Consolidated Statements of Shareholders' Equity
                 for the years ended December 31, 2000, 1999 and
                 1998.............................................
               Consolidated Statements of Cash Flows for the years
                 ended December 31, 2000, 1999 and 1998...........
               Notes to Consolidated Financial Statements.........

           Ophir Holdings Ltd.
               Report of Certified Public Accountants.............           *
               Consolidated Balance Sheets as at December 31,
                2000 and 1999.....................................
               Consolidated Statements of Income for the years
                 ended December 31, 2000, 1999 and 1998...........
               Consolidated Statements of Changes in
                 Shareholders' Equity for the years ended
                 December 31, 2000, 1999 and 1998.................

                                                                         PAGE
                                                                      REFERENCE
                                                                      ---------

               Consolidated Statements of Cash Flows for the
                 years ended December 31, 2000, 1999 and 1998.....
               Notes to Consolidated Financial Statements.........

               (iii) Reports of Other Certified Public Accountants
                     filed pursuant to Rule 2-05 of Regulation S-X:
                       AM-HAL Ltd.................................
                       Ampal Industries (Israel) Ltd..............
                       Bay Heart Ltd. ............................
                       Carmel Container Systems Ltd. .............
                       Coral World International Limited.........
                       Country Club Kfar Saba Limited.............
                       Epsilon Investment House Ltd...............
                       Hod Hasharon Sport Center Ltd..............
                       Hod Hasharon Sport Center (1992) Limited
                       Partnership................................
                       Mivnat Holdings Ltd........................
                       Moriah Hotels Ltd..........................
                       Ophirtech Ltd..............................
                       Renaissance Investment Co. Ltd.............
                       Shmey-Bar Real Estate 1993 Ltd.............
                       Shmey-Bar (T.H.) 1993 Ltd..................
                       Trinet Investment in High-Tech Ltd.........
                       Trinet Venture Capital Ltd. ...............

      (3) List of Exhibits


EXHIBIT 2 - PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

 2a. Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.) (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference. File No. 0-538.)
2b. Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference. File No. 0-538.)

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BY-LAWS                        PAGE
                                                                       REFERENCE
                                                                       ---------
3a.    Amended and Restated Certificate of Incorporation of
       Ampal-American Israel Corporation, dated May 28, 1997.
       (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997, and incorporated herein by reference. File No. 0-5380).
3b. By-Laws of Ampal-American Israel Corporation as amended, dated June, 1997. (Filed as Exhibit 3b to Form 10-Q, for the quarter ended September 30, 1998, and incorporated herein by reference. File No. 0-538).

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

EXHIBIT 10 - MATERIAL CONTRACTS - CONTINUED                              PAGE
                                                                       REFERENCE
                                                                       ---------
10b.   Agreement, dated March 30, 1994, between Poalim
       Investments Ltd., Ampal (Israel) Ltd. and Ampal
       Industries (Israel) Ltd. (Translation). (Filed as Exhibit
       10l, to Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference. File No.
       0-538).
10c. Declaration Establishing a Plan for Condominium Ownership of Premises 800 Second Avenue, New York, New York, dated
       December 12, 1996. (Filed as Exhibit A to Exhibit 10m to
       Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference File No. 0-538)
10d.   Agreement dated September 9, 1997, between Ampal
       Industries (Israel) Limited and Raz Steinmetz. (Filed as
       Exhibit 10 to Report on Form 10-Q for the quarter ended
       September 30, 1997. File No. 0-538).
10e.   Agreement, dated as of March 1, 1997, among Emmes Asset
       Management Corp., Ampal-American Israel Corporation and
       Ampal Realty Corporation (Filed as Exhibit 10s to Form
       10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference File No. 0-538).
10f.   Loan Agreement, dated April 27, 1998, between Bank
       Hapoalim Ltd. and Ampal Communications Limited
       Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998. File No. 0-538).
10g.   Form of Loan Agreement between Ampal Communications
       Limited Partnership and Bank Leumi Le-Israel B. M. (Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998. File No. 0-538).
10h. Amendment No. 1, dated June 16, 1998, to a letter agreement, dated September 9, 1997, between Ampal
       Industries (Israel) Limited and Raz Steinmetz (Filed as
       Exhibit 10.3 to Report on Form 10-Q for the quarter ended
       June 30, 1998. File No. 0-538).
10i.   Sale & Purchase Agreement, dated November 8, 2000, between
       Ampal Realty Corporation and Second 800 LLC.

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE................... E-11

EXHIBIT 12 - STATEMENT RE COMPUTATION OF RATIOS.................. E-12

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT...................... E-21

EXHIBIT 23 - CONSENTS OF AUDITORS:

    AM-HAL Ltd................................................... E-23.1
    Ampal-American Israel Corporation............................ E-23.2
    Ampal Industries (Israel) Ltd................................ E-23.3
    Bay Heart, Ltd............................................... E-23.4
    Carmel Container Systems Ltd................................. E-23.5
    Coral World International Ltd................................ E-23.6
    Country Club Kfar Saba Limited............................... E-23.7
    Epsilon Investment House Ltd................................. E-23.8
    Granite Hacarmel Investments Ltd............................. E-23.9
    Hod Hasharon Sport Center Ltd................................ E-23.10
    Hod Hasharon Sport Center (1992) Ltd. Partnership............ E-23.11
    Mivnat Holdings Ltd.......................................... E-23.12
    Moriah Hotels Ltd............................................ E-23.13
    Ophir Holdings Ltd........................................... E-23.14
    Ophirtech Ltd................................................ E-23.15
    Renaissance Investment Co. Ltd............................... E-23.16
    Shmey-Bar Real Estate 1993 Ltd............................... E-23.17
    Shmey-Bar (T.H.) 1993 Ltd.................................... E-23.18
    Trinet Investment in High-Tech Ltd........................... E-23.19
    Trinet Venture Capital Ltd................................... E-23.20

EXHIBIT 24 - POWERS OF ATTORNEY.................................. E-24

    (b)   No reports on Form 8-K were filed during 2000.


    Page reference proceeded by the letter "E" refer to the separately bound volumes of exhibits.

    * Pursuant to the rules and regulations of the SEC, Ampal filed as part of this Annual Report on Form 10-K, reports of certified public accountants as well as the financial statements of Granite Hacarmel Investments Ltd. and of Ophir Holdings Ltd. These reports and financial statements are not included in this copy of the Annual Report on Form 10-K. Such reports and financial statements will be provided without charge upon request. The Auditors' Reports that were included as part of the financial statements have been included with the Auditors' Reports that follow.

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

      The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

                                 2000       1999      1998
                                 ----       ----      ----
March 31.....................   4.026      4.034      3.597
June 30......................   4.084      4.076      3.667
September 30.................   4.024      4.276      3.845
December 31..................   4.041      4.153      4.160

                              [Letterhead of KPMG]


                          INDEPENDENT AUDITORS' REPORT

                             TO THE SHAREHOLDERS OF
                      GRANITE HACARMEL INVESTMENTS LIMITED

We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, including those consolidated by the proportionate consolidation method, whose assets constitute 1.8% and 5.2% of the total consolidated assets as of December 31, 2000 and 1999 respectively, and whose revenues constitute 3.3%, 5.3% and 5.1% of the total consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The financial statements of those subsidiaries were audited by other auditors whose report thereon was furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said report of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulation (Manner of Auditor's Performance) 1973 and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the above mentioned other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of their operations, changes in the shareholders' equity and their cash flows for each of the three years, the last of which ended December 31, 2000 in conformity with generally accepted accounting principles. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States affected results of operations and shareholders' equity for each of the years in the three-year period ended December 31, 2000 as included in U.S. Dollars, in
Note 29 to the consolidated financial statements.

As explained in Note 2, the above mentioned financial statements are stated in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

Without qualifying our opinion, we would like to bring attention to Note 25 in the financial statements regarding two claims against consolidated companies which the court has been asked to recognize as class actions and to Note 26 in the financial statements regarding the fuel market. At this time, it is not possible to estimate the effect of the above on the fuel market in general and on the Company in particular.


/s/ Somekh Chaikin
______________________________________
Somekh Chaikin

Certified Public Accountants (Israel)

HAIFA March 8, 2001

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ADJUSTED TO THE INDEX OF DECEMBER 2000


                                                         NOTE               DECEMBER 31,
                                                         ----         --------------------------
                                                                        2000              1999
                                                                      ---------        ---------
                                                                           NIS. (THOUSANDS)
                                                                      --------------------------
CURRENT ASSETS

Cash and cash equivalents                                 4              20,764           52,866
Marketable securities                                                    13,130           10,573
Trade receivables                                         5             781,205          770,420
Accounts receivable                                       5              53,702           55,635
Inventories                                               6             420,289          393,701
                                                                      ---------        ---------
                                                                      1,289,090        1,283,195
                                                                      ---------        ---------

INVESTMENTS, LONG-TERM LOANS AND
 RECEIVABLES

Affiliated companies and others                           7             151,370          153,198
Long-term loans and receivables                           8             127,628           73,565
                                                                      ---------        ---------
                                                                        278,998          226,763
                                                                      ---------        ---------

FIXED ASSETS                                              9

Cost                                                                  1,734,156        1,749,374
Less: Accumulated depreciation                                          978,996          971,625
                                                                      ---------        ---------
                                                                        755,160          777,749
                                                                      ---------        ---------

INTANGIBLE ASSETS AND DEFERRED
 CHARGES, NET                                             10             86,823           64,686
                                                                      ---------        ---------
                                                                      2,410,071        2,352,393
                                                                      =========        =========


The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ADJUSTED TO THE INDEX OF DECEMBER 2000

                                                            NOTE                  DECEMBER 31,
                                                           ------        -------------------------------
                                                                            2000                1999
                                                                         ---------             ---------
                                                                                NIS. (THOUSANDS)
                                                                         -------------------------------
CURRENT LIABILITIES

Credit from banks and others                                  11         1,084,675             1,166,923
Current portion of convertible debentures                     14            12,664                14,194
Trade payables                                                12           128,623               105,443
Accounts payable                                              13           234,015               217,148
                                                                         ---------             ---------
                                                                         1,459,977             1,503,708
                                                                         ---------             ---------

LONG-TERM LIABILITIES
Long-term loans                                               14           209,627               160,703
Debentures convertible into shares of the
 Company                                                      14            12,664                28,388
Customers' deposits                                           15            58,508                63,712
Liabilities for employee rights
 upon retirement, net                                         16            18,056                15,281
Capital notes issued by a consolidated
  company                                                                      215                   215
                                                                         ---------             ---------
                                                                           299,070               268,299
                                                                         ---------             ---------
MINORITY INTEREST                                                            6,390                 7,190
                                                                         ---------             ---------

COLLATERAL, COMMITMENTS AND
  CONTINGENT LIABILITIES                                   25,26

SHAREHOLDERS' EQUITY                                                       644,634               573,196
                                                                         ---------             ---------
                                                                         2,410,071             2,352,393
                                                                         =========             =========


---------------------------------------
Prof. I. Borovich - Chairman of the Board


---------------------------------------
R. Steinmetz - Director


---------------------------------------
M. Erez - President and Chief Executive Officer


Date: March 8, 2001



The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


ADJUSTED TO THE INDEX OF DECEMBER 2000

                                                         NOTE                YEARS ENDED DECEMBER 31,
                                                         ----        --------------------------------------------
                                                                       2000               1999            1998
                                                                     ---------         ---------        ---------
                                                                                 NIS. (THOUSANDS)
                                                                     --------------------------------------------
Sales                                                                4,038,491         3,427,232        3,201,370
Less: Government imposts                                             1,291,274         1,343,439        1,366,564
                                                                     ---------         ---------        ---------
Net sales                                                            2,747,217         2,083,793        1,834,806
Cost of sales                                             19         2,220,547         1,526,612        1,327,399
                                                                     ---------         ---------        ---------

Gross profit                                                           526,670           557,181          507,407
                                                                     ---------         ---------        ---------

Selling and marketing expenses                            20           332,248           330,958          317,288
General and administrative expenses                       21            78,077            71,584           69,637
                                                                     ---------         ---------        ---------
                                                                       410,325           402,542          386,925
                                                                     ---------         ---------        ---------

Income from operations                                                 116,345           154,639          120,482
                                                                     ---------         ---------        ---------
Financing expenses, net                                   22           (70,190)          (75,278)         (22,336)
Other income, net                                         23            59,640            12,199           19,317
                                                                     ---------         ---------        ---------
                                                                       (10,550)          (63,079)          (3,019)
                                                                     ---------         ---------        ---------

Income before taxes on income                                          105,795            91,560          117,463
Taxes on income                                           24            42,966            33,670           47,399
                                                                     ---------         ---------        ---------

Income after taxes on income                                            62,829            57,890           70,064
Company's share in income (loss)
 of affiliates, net                                                     10,362             5,001           (9,486)
 Minority interest in consolidated
  subsidiaries,  net                                                    (2,430)           (2,713)          (1,066)
                                                                     ---------         ---------        ---------

Net income for the year                                                 70,761            60,178           59,512
                                                                     =========         =========        =========
Earnings  per ordinary share
(in NIS.):                                                18

Primary                                                                   0.51              0.43             0.50
                                                                     =========         =========        =========

Fully diluted                                                             0.50              0.42             0.50
                                                                     =========         =========        =========


The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

ADJUSTED TO THE INDEX OF DECEMBER 2000


                                                                                   COMPANY'S
                                                                                   SHARES HELD BY
                                                                                   A CONSOLIDATED     RETAINED
                                                     CAPITAL         PREMIUM       COMPANY            EARNINGS          TOTAL
                                                     -------         -------       -------            --------          -----
                                                                                 NIS. (THOUSANDS)
                                                     ----------------------------------------------------------------------------
Balance as at January 1, 1998                        237,256         134,837              --           514,205           886,298

CHANGES IN 1998:
Conversion of debentures to shares                    16,495         120,913*             --                --           137,408
Net income for the year                                   --              --              --            59,512            59,512
Dividend paid                                             --              --              --          (506,700)         (506,700)
Gain from the sale of the Company's
 shares held by a consolidated
 company, net                                             --              92              --                --                92
                                                     -------         -------          ------          --------          --------

Balance as at December 31, 1998                      253,751         255,842              --            67,017           576,610

CHANGES IN 1999:

Net income for the year                                   --              --              --            60,178            60,178
Dividend paid                                             --              --              53           (63,000)          (62,947)
Acquisition of the Company's shares
 by a consolidated company                                --              --            (645)               --              (645)
                                                     -------         -------          ------          --------          --------

Balance as at December 31, 1999                      253,751         255,842            (592)           64,195           573,196

CHANGES IN 2000:

Net income for the year                                   --              --              --            70,761            70,761
Conversion of debentures to shares                       397           3,089              --                --             3,486
Acquisition of the company's
Shares by a consolidated company                          --              --          (2,809)               --            (2,809)
                                                     -------         -------          ------          --------          --------

Balance as at December 31, 2000                      254,148         258,931          (3,401)          134,956           644,634
                                                     =======         =======          ======          ========          ========


*  Net of issuance expenses in the amount of NIS. 1,978 thousand.

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

ADJUSTED TO THE INDEX OF DECEMBER 2000

                                                                                      YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                             2000                1999                1998
                                                                           --------            --------            --------
                                                                                            NIS. (THOUSANDS)
                                                                           ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                   70,761              60,178              59,512
Adjustments to reconcile net income to operating
 cash flows (A):                                                            (19,903)            (46,469)            102,452*
                                                                           --------            --------            --------

Net cash provided by  operating activities                                   50,858              13,709             161,964
                                                                           --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets                                                (102,839)           (120,064)           (107,469)
Proceeds from sale of fixed assets                                           14,669              16,162              31,115
Proceeds from the sale of investments in affiliated companies                57,803                  --                  --
Dividend received from affiliates from
 prior year's income                                                            412                 981                  --
Investment in long-term loans (1)                                           (11,234)            (19,053)            (20,052)
Collection of long-term loans                                                16,085              25,549              12,419
Investment in intangible and deferred charges                               (21,496)            (12,190)            (11,444)
Acquisition of shares of an affiliated company                               (1,965)                (21)             (1,743)
(Investments in)  Proceeds from marketable
 securities, net                                                              2,371                (222)             (6,639)
Investment in companies carried on the cost basis                            (1,585)             (2,978)             (1,540)
Acquisition of shares in a consolidated company                              (1,052)            (10,262)                 --
Realization of  investment in capital notes                                   7,992                 978                  --
Acquisition of initially consolidated
 companies (B)(2)                                                               (14)             (4,226)                 --
Proceeds from the sale of a previously consolidated company (C)               5,802                  --                  --
                                                                           --------            --------            --------

Net cash used for investing activities                                      (35,051)           (125,346)           (105,353)
                                                                           --------            --------            --------

                                         C/F                                 15,807            (111,637)             56,611
                                                                           --------            --------            --------


*  Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

--------------------------------------------------------------------------------

 ADJUSTED TO THE INDEX OF DECEMBER 2000

                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                             2000             1999             1998
                                                            -------         --------         --------
                                                                        NIS. (THOUSANDS)
                                                            -----------------------------------------
                                         B/F                 15,807         (111,637)          56,611
                                                            -------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid                                                    --          (62,947)        (506,700)
Dividend paid to minority shareholders in
 Consolidated subsidiaries                                    (1510)          (1,347)            (287)
Short-term credit from banks and others,  net               (79,710)         180,414          560,957
Long-term loans received                                     49,953          152,334              818
Long-term loans repaid                                       (1,094)         (99,931)         (71,770)
Customers' deposits received                                  2,335            1,996            2,331
Customers' deposits repaid                                   (2,209)            (787)            (902)
Redemption of debentures (3)                                (12,865)         (14,475)         (39,906)
Proceeds from sale of shares of the Company held
 By a consolidated company, net                                  --               --               92

Acquisition of Company's shares by a
 Consolidated company                                        (2,809)            (645)              --
                                                            -------         --------         --------

Net cash provided (used for) by financing activities        (47,909)         154,612          (55,367)
                                                            -------         --------         --------

Increase (decrease) in cash and cash equivalents            (32,102)          42,975            1,244
Cash and cash equivalents at beginning of year               52,866            9,891            8,647
                                                            -------         --------         --------

Cash and cash equivalents at end of year                     20,764           52,866            9,891
                                                            =======         ========         ========


The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

--------------------------------------------------------------------------------

ADJUSTED TO THE INDEX OF DECEMBER 2000

                                                                    YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                              2000             1999              1998
                                                             -------         --------          --------
                                                                        NIS. (THOUSANDS)
                                                             ------------------------------------------
(A) ADJUSTMENTS TO RECONCILE NET INCOME TO
       OPERATING CASH FLOWS:

INCOME AND EXPENSES NOT REQUIRING CASH FLOWS:

Depreciation and amortization, net                            86,155           93,689            88,100
Deferred taxes, net                                           (1,256)          (3,632)              321
Increase in liabilities for employee rights upon
  retirement, net                                              5,157              858             2,525
Minority interest in income of consolidated
  companies                                                    2,430            2,713             1,066
Company's share in (profit)/losses (less undistributed
  income) of affiliates, net                                  (2,192)           1,747            16,320
Capital gains                                                 (2,033)            (332)          (10,092)
Erosion of investments in capital notes, net                    (486)            (380)             (238)
Erosion of long-term loans, debentures and
  capital notes issued                                          (934)             (54)           18,454
Erosion of loans granted                                        (906)             843             3,404
(Increase) Decrease  in value of compulsory
 government loan and securities, net                          (4,847)          (1,502)            2,514
Erosion of customers' deposits                                (5,428)          (1,597)           (5,545)
Decrease (Increase) of other investments                         696               --            (1,167)
Write-off of loan to an affiliated company                     1,484               --             1,400
Profit on change in percent ownership of an
 affiliated company                                          (49,555)              --                --
Loss (Profit) from the decrease in percent
 ownership of an affiliated company                               --              522               (50)
Loss from sale of investment consolidated  company             1,619               --                --
CHANGES IN ASSETS AND LIABILITIES:
Increase in trade and accounts
 receivable (1)                                              (62,596)         (46,027)         (169,010)*
(Increase) Decrease in inventories                           (35,417)        (191,916)           93,873
Increase(Decrease) in trade and accounts payable (4)          48,206           98,599            60,577
                                                             -------         --------          --------
                                                             (19,903)         (46,469)          102,452*
                                                             =======         ========          ========


* Reclassified


The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

--------------------------------------------------------------------------------

ADJUSTED TO THE INDEX OF DECEMBER 2000


                                                                         YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   2000            1999           1998
                                                                 -------         -------         ------
                                                                            NIS. (THOUSANDS)
                                                                 --------------------------------------
(B)ACQUISITION OF INITIALLY CONSOLIDATED COMPANIES

Working capital (not including cash and cash
  equivalents)                                                    (3,319)         (1,920)        (1,756)
Fixed assets, net                                                    591          29,595          2,515
Long-term debt, net                                                   91         (10,667)          (741)
Investment in loans to affiliated companies                           --         (14,995)            68
Goodwill created at acquisition                                    2,404           2,213            694
Minority interests as of the acquisition date                        247              --           (780)
                                                                 -------         -------         ------
                                                                      14           4,226             --
                                                                 =======         =======         ======

(C) PROCEEDS FROM THE REALIZATION OF AN INVESTMENT
         IN A PREVIOUSLY CONSOLIDATED COMPANY:

                                                                   2000            1999           1998
                                                                 -------         -------         ------
                                                                             NIS. (THOUSANDS)
                                                                 --------------------------------------
Working capital (not including cash and cash equivalents)         16,711              --             --
Fixed and intangible assets                                       36,108              --             --
Long-term receivables, net                                        (3,233)             --             --
Investment in an affiliated company                              (10,156)             --             --
Goodwill                                                           1,091              --             --
Minority interests on date of sale                                  (719)             --             --
Capital loss from the realization of investment in a
  consolidated company                                            (1,619)             --             --
                                                                 -------         -------         ------
Proceeds from sale of consolidated company                        38,183              --             --
Less proceeds not yet received                                    32,381              --             --
                                                                 -------         -------         ------
                                                                   5,802              --             --
                                                                 =======         =======         ======

(D) ACTIVITIES NOT REQUIRING CASH FLOW:

(1) In 2000, current receivables from customers were converted into long-term loans in the amount of NIS. 23,163 thousand (1999 - NIS. 3,952 thousand, 1998 - NIS. 10,734 thousand).

(2) In 1998, acquisition of a company initially consolidated in consideration of its debt in the amount of NIS. 1,501 thousand.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

--------------------------------------------------------------------------------


(3) In 2000, NIS. 3,486 thousand, net, of debentures were converted to shares. (1998 - NIS. 137,408 thousand).

(4) On December 31, 1999 and 2000 an amount of NIS 4,270 thousand was reflected in accounts payable, representing the balance due to a municipality relating to 50% of the plot of land sold. (1998 - NIS 5,720 thousand) (see note 25.C.2e.).







    The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

      Granite Hacarmel Investments Ltd. ("the Company" and/or "Granite" (P.C. 520037177) has initiated a restructuring of companies within the group, with the intention of creating a suitable commercial framework for its consolidated companies which will distinguish between current and future areas of operations. The restructuring will allow for the possibility of the subsidiary companies raising capital from the public or enlisting a strategic investor for the separate operations of the specific assets of a given company.

      In 1999, within the framework of the restructuring of the Granite group and after appropriate discussions in the authorized forums within the Company and its subsidiary, Sonol Israel Ltd. ("Sonol"), it was decided to split the subsidiary, Sonol, into two corporations:

      1. Sonol Israel Ltd. ("Sonol") - which will continue its commercial activities and marketing operations of products to its customers.

      2. Sonol Trading Ltd. ("Sonol Trading") - which will engage in other activities, which do not include the marketing of fuel products, including developing new business in filling stations, new business ventures, providing infrastructure services and land development.

      Both of the above mentioned companies are wholly owned and controlled by the Company.

      As part of the division, Sonol will transfer to Sonol Trading assets and rights as determined by the division, including land and shareholdings. Concurrently, Sonol Trading will assume a portion of Sonol's liabilities to be split from Sonol in proportion to the book value of the assets to be transferred to Sonol Trading under the division.

      Within the framework of the restructuring arrangement and after deliberations by the authorized forums of the Company and its subsidiaries, Sonol, Supergas Israel Gas Distribution Company Ltd. ("Supergas") and Granite Hacarmel Holdings (1993) Ltd. ("Granite Holdings"), it was decided that Sonol will transfer, without consideration, its shares in Supergas (50%) to the Company and, in addition, certain real assets will be transferred without payment from Sonol and Supergas to Granite Holdings.

      As of the date of the signing of the financial statements, the restructuring has not yet taken place. However, in connection with and further to the restructuring, Granite, together with Ampal Industries (Israel) Ltd. and companies controlled by Ampal American Israel Corporation (together: "Ampal Group"), are considering the possibility of a merger of their holdings, primarily in real estate owned by both groups, into a single, jointly owned entity.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES

A.    PRINCIPLES OF ADJUSTMENT AND CONSOLIDATION IN THE FINANCIAL STATEMENTS

      1.    FINANCIAL STATEMENTS IN ADJUSTED VALUES

            a. The Company and the other companies of the group have prepared their financial statements on the basis of historical cost which was adjusted to the changes in the general purchasing power of the shekel.

            b. The adjusted values presented do not necessarily reflect realizable value or current economic value, but rather the cost, adjusted for the changes in the general purchasing power of the shekel.

            c. The term "cost" used in the adjusted statements means cost in adjusted shekels unless otherwise stated.

            d. The comparative figures (including the monetary items) are stated in shekels adjusted to the December 2000 Index.

            e. The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 2000, based on the consumer price index published by the Central Bureau of Statistics ("Index"), on January 15, 2001 (see Note 2.G.).

      2.    BALANCE SHEET

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

      3.    STATEMENT OF INCOME

            The items of the statement of income were adjusted in accordance with the changes in the Index as follows:

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

A. PRINCIPLES OF ADJUSTMENTS AND CONSOLIDATION IN THE FINANCIAL STATEMENTS (CONTINUED)

      3.    STATEMENT OF INCOME (CONTINUED)

            a. Amounts relating to non-monetary items in the balance sheet (e.g. depreciation and amortization), or provisions included in the balance sheet (e.g. severance indemnities, vacation pay) were adjusted in accordance with the changes in the corresponding balance sheet items.

            b. Other amounts in the statement of income (e.g. sales, purchases, other current expenses), except for the components financing expenses net, are stated at their adjusted amounts based on the index for the month of the related transactions.

            c. The net financing item reflects financing income and expenses in real terms, erosion of monetary items during the year, profit and loss arising from realization and valuation of marketable securities and profit and loss from financial instruments.

            d. The Company's equity in the operating results of the affiliated companies and the minority interest in the results of consolidated subsidiaries were determined on the basis of the adjusted statements of the invested companies.

            e. Current taxes are comprised of payments on account during the year, in addition to amounts payable as of the balance sheet date (or net of refunds claimed). The payments on account were adjusted based on the prevailing Index on the date of each payment, while the amounts payable (or claimed as refund) are included without adjustment. Accordingly, the current taxes include the expenses arising from the erosion of the payments on account taxes from the date of such payments to the balance sheet date. Deferred taxes - see Note 2.J.

      4.    STATEMENT OF SHAREHOLDERS' EQUITY

            Dividend declared and paid on during the year has been adjusted on the basis of the index at the day of payment. Dividend declared but not yet paid at the balance sheet date is included without adjustment.

      5.    PRINCIPLES OF CONSOLIDATION

            a. The consolidated financial statements of the Company include the consolidated financial statements of the Company and its subsidiaries. The list of subsidiaries which are included in the consolidated financial statements and the percent ownership and control therein are included in a separate schedule to the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

      5.    PRINCIPLES OF CONSOLIDATION (CONTINUED)

            b. Intercompany balances and transactions of consolidated companies have been eliminated.

            c. Shares of the Company, acquired by a consolidated company, have been recorded using the "treasury stock" method.

B.    INVESTMENTS IN SUBSIDIARY AND AFFILIATED COMPANIES

      1. The investments in subsidiaries and affiliated companies are reflected in the financial statements in accordance with their equity adjusted to the balance sheet date together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost or under which does not exceed equity as of the balance sheet date. Subsidiary companies own several other inactive and/or insignificant subsidiaries and which, therefore, are not consolidated and are carried at cost, which does not exceed equity as of the balance sheet date.

      2. The excess of cost of investments in consolidated subsidiaries, which is not related to specific assets, over the net value of net assets acquired ("Goodwill"), is included in "Intangible assets and deferred charges, net" and is amortized by the straight-line method over a period of ten years.

            The excess net value of net assets acquired over cost of investments in affiliated companies, which is not related to specific assets, is set off against excess of cost included in "Intangible assets and deferred charges, net" and is amortized on the straight-line method over a period of ten years.

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

C.    VALUATION OF INVENTORIES

      1.    Inventory of crude oil and refined products

            The major part of the crude oil and refined product inventories consists of Emergency Inventories. The Emergency Inventories are valued based on current value, which does not exceed market value in accordance with the lower of the changes in the exchange rate determined by the Fuel Authority ("Fuel Authority rate") or the dollar exchange rate. In all instances, the recovery of the value of the Emergency Inventories at the Fuel Authority rate is guaranteed by the Government in accordance with the Commodities and Services Control Order (Arrangements in the Oil Economy) - 1988.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

C.    VALUATION OF INVENTORIES (CONTINUED)

            The commercial inventories (crude oil and refined products) are stated at the lower of cost or market.

            The cost is determined by the first-in, first-out method.

      2.    Other inventories

             The inventories of luboils, spare parts and others are stated at the lower of cost or market. The cost is determined by the moving average method.

D.    FIXED ASSETS

      Fixed assets are carried at cost, net of investment grants, or at cost together with the addition of excess of cost over net asset value related to specific assets. Improvements are charged to assets while maintenance and repair expenses are charged as incurred to the statement of income.

E.    DEPRECIATION AND AMORTIZATION

      Depreciation is computed by the straight-line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives.

      The annual rates of depreciation are as follows:

                                                                  %
                                                                 ---
      Buildings (including temporary and rental buildings)    2 - 6.5
      Machinery and equipment                                 5 - 15
      Vehicles                                                15 - 20
      Computers                                               20 - 33
      Furniture, office equipment and computers               6 - 10

      The excess of cost over net asset value related to specific assets is depreciated over the remaining useful life as determined at the time the excess of cost was related to those assets. Leasehold rights are amortized over the term of their leases. Buildings on leased land are depreciated over the period of their leases.

F.    DEBENTURES CONVERTIBLE INTO SHARES

      1. Convertible debentures are presented in accordance with the Opinion No.53 of the Institute of Certified Public Accountants in Israel on the basis of the probability of their conversion into shares. Debentures are reflected in the financial statements at their liability value.

      2. Costs relating to the issuance of convertible debentures are amortized over the term of the debentures.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

G.    FOREIGN CURRENCY AND LINKAGE BASIS

      Assets (other than securities) and liabilities in foreign currencies or linked thereto are stated at the exchange rates in effect on the balance sheet date. Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage conditions applying to each balance. The Index, the exchange rates and the rate of changes therein were as follows:

                                                  DECEMBER 31                                   CHANGES IN %
                                     ------------------------------------            ---------------------------------
                                     2000            1999            1998             2000         1999           1998
                                     ----            ----            ----             ----         ----           ----
      Index                          168.5           168.5           166.3               0          1.3            8.6
      Exchange rate of the
        U.S. dollar                  4.041           4.153           4.160            (2.7)        (0.2)          17.6

H.    MARKETABLE SECURITIES

      Marketable securities are carried at their market value on the date of the balance sheet. The changes in the value of the securities are reflected in the statement of income.

I.    PROVISION FOR DOUBTFUL RECEIVABLES

      The Company provides specifically for receivables the collection of which is doubtful in the opinion of the management.

J.    DEFERRED TAXES

      The companies in the group apportion taxes as a result of timing differences between the values of assets and liabilities for book and tax purposes. The said apportionment is made on account of differences relating to assets whose usage or expense are recognized for tax purposes. The balance of deferred taxes are calculated according to the liability method at tax rates which will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of publication of the financial statements (36%).


      The main factors in respect of which deferred taxes have not been computed:

      a. Amounts of adjustment for the change in the purchasing power of the New Israel Shekel relating primarily to buildings and automobiles, in accordance with rules determined by the Institute of Certified Public Accounts in Israel ("the Institute").

      b. Investments in subsidiaries and affiliates, where it is the Company's intention to hold these investments rather than to sell them.

      c. Tax benefit receivable on account of timing differences where realization of the benefit is uncertain.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

K.    RECOGNITION OF INCOME

      1. Product sales - Income from the sale of products is recorded upon receipt of the products by the customer.

      2. Rental income - Rental income is recorded upon receipt of payment, proportionately to the relevant period.

      3. Construction project income (recorded in 1998) was recognized, in accordance with the opinions of the Institute.

L.    PROVISION FOR LINKAGE INCREMENTS ON CUSTOMERS' DEPOSITS

      Supergas Israel Gas Distribution Company Ltd. is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit authorized by the Ministry of Trade and Industry, linked to the change in the exchange rate of the dollar from the date of the last approval to the date of payment. For periods subsequent to the last approval, Supergas provides for adjusting the amounts of the deposits on the basis of the next expected updating that it plans to request, based on the change in the exchange rate of the dollar from the last update until the end of the year. Supergas provides for this liability on a discounted present value basis.

M.    EARNINGS PER SHARE

      The earnings per share are computed in accordance with Opinion No. 55 of the Institute.

      In computing primary earnings per share, consideration is given to whether there is a reasonable chance of conversion or realization of convertible securities in accordance with the tests prescribed by the Opinion.

      The computation of diluted earnings per share takes into account convertible securities issued by the Company and its consolidated companies that were not included in the calculation of primary earnings per share, provided that their conversion or realization does not result in an increase in earnings per share (anti-dilutive effect).

N.    USE OF ESTIMATES

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to use estimates and valuations which influence the reported amounts of assets and liabilities, the disclosure regarding contingent assets and liabilities, and also, the amounts of income and expenses recorded in the reporting period. Actual results may differ from these estimates.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

O.    PRESENTATION OF TRANSACTIONS BETWEEN THE COMPANY AND A CONTROLLING PARTY

      Transactions between the Company and a controlling party are presented in the accordance with the Securities Regulation (Presentation of transactions between the Company and a controlling party in the Financial Statements) - 1996.

P.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      With the exception of convertible debentures (see Note 14.B.) there are no material differences between the fair value of the financial instruments of the Company and their value in the financial statements.


NOTE 3 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE REFORM IN THE ENERGY SECTOR
         - SONOL

      1. Amounts due to or from the Fuel Authority, to the extent still provisional, are included each year in the accounts according to estimates prepared by the Company based on past experience. Differences which subsequently arise are reflected in the results of the year in which such differences are determined.

      2. All costs and expenses related to the holding of Emergency Inventories are fully recoverable from the government while the holding of Commercial Inventories is at the risk of the fuel marketing companies.

      3. The prices of 95 and 96 octane gasoline continue to be subject to government price controls.

      4.    See Note 26.


NOTE 4 - CASH AND CASH EQUIVALENTS

Consist of:

                                                 DECEMBER 31,
                                            -----------------------
                                             2000             1999
                                            ------           ------
                                                 NIS. THOUSANDS
                                            -----------------------
In local currency                            5,983           47,984
In foreign currency                         14,781            4,882
                                            ------           ------
                                            20,764           52,866
                                            ======           ======

Cash equivalents - bank deposits whose maturities, at the time of the deposit, did not exceed three months.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 5 - TRADE RECEIVABLES AND ACCOUNTS RECEIVABLE

      A.    TRADE RECEIVABLES

                                                                               DECEMBER 31,
                                                                       -------------------------
                                                                         2000              1999
                                                                       -------           -------
                                                                            NIS. (THOUSANDS)
                                                                       -------------------------
                Customers - open accounts                              605,358           608,810
                Checks and notes receivable                             84,644            80,569
                Credit cards companies                                  98,330            80,940
                Short-term loans and current portion
                of long-term loans granted                              16,129            18,393
                Less - provision for doubtful
                receivables*                                           (23,256)          (18,292)
                                                                       -------           -------
                                                                       781,205           770,420
                                                                       =======           =======

      B.    ACCOUNTS RECEIVABLE

                                                                               DECEMBER 31,
                                                                        ------------------------
                                                                         2000              1999
                                                                        ------            ------
                                                                            NIS. (THOUSANDS)
                                                                        ------------------------
                Government institutions                                    614                 8
                Income receivable                                       11,232            11,479
                Income tax receivable                                    4,280                --
                Employees                                                  695             1,143
                Prepaid expenses                                        10,970            12,164
                Future tax benefits, net**                               8,019             7,814
                Others                                                  17,892            23,027
                                                                        ------            ------
                                                                        53,702            55,635
                                                                        ======            ======

      C.    REGARDING CREDIT RISKS SEE NOTE 25.E.

            *  See note 2.I.
            ** See note 24

NOTE 6 - INVENTORIES

                                                                               DECEMBER 31,
                                                                       -------------------------
                                                                         2000              1999
                                                                       -------           -------
                                                                            NIS. (THOUSANDS)
                                                                       -------------------------
                Consist of:
                Crude oil and raw materials                             38,126            69,065
                Finished products                                      371,832           313,687
                Materials and supplies                                  10,331            10,949
                                                                       -------           -------
                                                                       420,289           393,701
                                                                       =======           =======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 7 - AFFILIATED COMPANIES AND OTHERS

                                                                                        DECEMBER 31,
                                                                                 -------------------------
                                                                                  2000              1999
                                                                                 -------           -------
                                                                                      NIS. (THOUSANDS)
                                                                                 -------------------------
              Affiliated companies:
              Share at equity (F)                                                 20,627            27,160
              Goodwill and excess cost attributed, net (D):
              Original amount                                                     89,036            87,495
              Less accumulated amortization                                       (3,522)           (2,797)
                                                                                 -------           -------
              Book value (A)                                                     106,141           111,858
              Long-term loans, net of cumulative losses (C)(G)                     6,627             7,674
              Capital note and capital reserve, net
               of accumulated losses (B)                                              --             6,109
                                                                                 -------           -------
                                                                                 112,768           125,641
              Others-- cost less amortization (E)*                                38,602            27,557
                                                                                 -------           -------
                                                                                 151,370           153,198
                                                                                 =======           =======
              *  Including securities registered for
                   trading on the Tel Aviv stock exchange                          9,460                --
                                                                                 -------           -------
                 Market value                                                     17,253                --
                                                                                 =======           =======
              A. Costs of shares including accumulated
                     profits as of December 31, 1991                                  --             7,444

                     Changes, beginning January 1, 1992:
                     Cost of shares acquired                                     108,260           106,295

                     Accumulated losses, net *                                    (1,597)           (1,359)
                     Other changes                                                  (522)             (522)
                                                                                 -------           -------
                     Book value (**)                                             106,141           111,858
                                                                                 =======           =======

              (*)    Dividend received in the current year                         8,582             7,729
                                                                                 =======           =======
              (**)   Including securities quoted on the Tel Aviv Exchange:

                     Book value                                                   92,301            89,952
                                                                                 =======           =======
                     Market value                                                 44,749            70,230
                                                                                 =======           =======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 7 - AFFILIATED COMPANIES AND OTHERS (CONTINUED)

            B. The capital note is unsecured and non-negotiable, linked to the Index and bears no interest. During 1999, NIS. 978 thousand as repaid and the balance was repaid in the year 2000.

            C. The loans were granted by the Company and consolidated companies to affiliated companies or partnerships. Included are index linked loans in the amount of NIS. 6,507 thousand (1999 - NIS. 5,988 thousand) bearing interest at the rate of 10% p.a. The loans are repayable at a time to be determined by the parties.

            D. Includes goodwill not yet amortized in the amount of NIS. 5,413 thousand. (1999 - NIS. 6,143 thousand).

            E.    (1)   On July 1, 1999 the Company acquired 14.5% of the share
                        capital of Vulcan Batteries Ltd. ("Vulcan") in a transaction that took place outside the stock exchange.
                        After this purchase, the Company's holdings in Vulcan amounted to approximately 98.5%. On May 24, 2000 an agreement between the Company and Focus Capital Net Ltd.
                        ("Focus Capital") and a group of private investors was finalized. Under the terms of the agreement, the Company sold 11,903,166 shares representing approximately 78.51% of the issued and outstanding shares of Vulcan. After the sale, the Company continues to hold 20% of Vulcan's shares. The investment is stated at cost in the company's accounts.

                  (2) The Company, through one of its subsidiaries, invested in two venture capital funds, Jerusalem Venture Partners (Israel) LP and Eucalyptus Ventures LP, both of whom invested in shares of Chromatis Networks Ltd. ("Chromatis"). Lucent Technologies Inc. ("Lucent"), an American company, acquired the remaining unowned balance of Chromatis' shares, in exchange for Lucent shares. The closing took place on June 29, 2000. The expected gain on the sale will be recorded upon receipt of the shares.

            F. On May 2, 2000 a consolidated company sold its holdings in three affiliated companies for an amount of approximately NIS. 58 million.

            G. The affiliated Company, Supergas Etzion Holdings (1997) Ltd. collateralized, by a fixed charge to a bank, all its holding in the shares of Etzion Gas Products, including dividends, bonus shares and cash. The shares in the company's name were transferred in trust and are being held by the bank on behalf of the shareholders.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 7 - AFFILIATED COMPANIES AND OTHERS (CONTINUED)

            H.    Changes in investments in affiliated companies and others:

                                                                                NIS.(THOUSANDS)
                                                                                ---------------
              Balance as at January 1, 2000                                        153,198
               Changes during the year:
              Investments in shares, partnerships and loans                          3,551
              Sale of shares in affiliated company                                  (8,173)
              Repayment of capital notes                                            (7,992)
              Equity income, net                                                    10,362
              Dividend received                                                     (8,582)
              Previously consolidated company                                       10,156
              Other changes                                                         (1,150)
                                                                                   -------
              Balance as at December 31, 2000                                      151,370
                                                                                   =======

NOTE 8  - LONG-TERM LOANS AND RECEIVABLES

                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                         2000              1999
                                                                        ------            ------
                                                                             NIS. (THOUSANDS)
                                                                        ------------------------
              a.  CONSIST OF:
                 Loans to customers                                    110,120            91,305
                 Loans to employees                                        129               119
                                                                        ------            ------
                                                                       110,249            91,424
                 Less: current portion                                  16,129            17,859
                                                                        ------            ------
                                                                        94,120            73,565
                 Other receivables(1)                                   33,508                --
                                                                        ------            ------
                                                                       127,628            73,565
                                                                       =======            ======

                 The years of maturity of the loans:
                 First year - current portion                           16,129            17,859
                 Second year                                            18,503            37,616
                 Third year                                              9,108             5,674
                 Fourth year                                             9,075             6,071
                 Fifth year                                             13,407            13,407
                 Sixth year and thereafter and without
                 maturity date                                          44,027            10,797
                                                                        ------            ------
                                                                       110,249            91,424
                                                                       =======            ======

            (1) Long term receivables from the sale of a previously
                consolidated company.

                See also Note 7.E.(1). In accordance with the sale agreement, the balance due is index linked, will be paid no later than April 22, 2003, and is secured by bank guarantees. The loan balance has been discounted at the rate of 6%.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 8  - LONG-TERM LOANS AND RECEIVABLES (CONTINUED)

b.    BREAKDOWN OF LOANS BY LEVEL OF BORROWERS' BALANCES:

                                               DECEMBER 31, 2000                   DECEMBER 31, 1999
                                               ------------------------------      --------------------------------
              BORROWERS' BALANCES              NUMBER OF        TOTAL              NUMBER OF        TOTAL
              NIS. THOUSANDS                   LOANS            NIS.(THOUSANDS)    LOANS            NIS.(THOUSANDS)
              --------------------             ---------        ---------------    ---------        ---------------
               Less than 100                    87                   3,297            93                 4,010
               100 - 500                        37                  11,438            34                11,207
               500 - 1,000                       9                   6,778            11                 7,615
               Above 1,000                      30                  88,736            29                68,592
                                               ---------        --------------     ---------        ---------------
                                               163                 110,249           167                91,424
                                               =========        ==============     =========        ===============


c.    LINKAGE TERMS AND INTEREST RATES:

                                                                 DECEMBER 31, 2000
                                 ----------------------------------------------------------------------------------------
                                                                                      LINKED TO FOREIGN
      INTEREST RATES:                 UNLINKED              LINKED TO INDEX                CURRENCY                TOTAL
                                 -----------------        -------------------        --------------------         -------
                                                                       OVER 4-
                                  0%        10-20%         0-4%          10%           0-2%          5-9%
                                 ---        ------        ------       ------         -----         -----         -------
                                                                   NIS. (THOUSANDS)
                                 ----------------------------------------------------------------------------------------
      Loans to:
      Customers                  326        17,435        46,062       33,899         6,460         5,938         110,120
      Employees                   --            --           129           --            --            --             129
                                 ---        ------        ------       ------         -----         -----         -------
                                 326        17,435        46,191       33,899         6,460         5,938         110,249
                                 ===        ======        ======       ======         =====         =====
      Less: current portion                                                                                        16,129
                                                                                                                   ------
                                                                                                                   94,120
                                                                                                                  =======

                                                                   DECEMBER 31, 1999
                                 ----------------------------------------------------------------------------------------
                                                                                      LINKED TO FOREIGN
      INTEREST RATES:                 UNLINKED              LINKED TO INDEX                CURRENCY                TOTAL
                                 -----------------        -------------------        --------------------         -------
                                                                       OVER 4-
                                  0%        10-20%         0-4%          10%           0-2%          5-9%
                                 ---        ------        ------       ------         -----         -----         -------
                                                                   NIS. (THOUSANDS)
                                 ----------------------------------------------------------------------------------------
      Loans to:
      Customers                 5,564       2,252         37,441       33,203         5,844         7,001         91,305
      Employees                    --          --            119           --            --            --            119
                                -----       -----         ------       ------         -----         -----         ------
                                5,564       2,252         37,560       33,203         5,844         7,001         91,424
                                =====       =====         ======       ======         =====         =====
      Less: current portion                                                                                       17,859
                                                                                                                  ------
                                                                                                                  73,565
                                                                                                                  ======


d.    REGARDING CREDIT RISKS SEE NOTE 25.E.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 9 - FIXED ASSETS

A.    Consist of:

                                                                                   FURNITURE,
                                                                   MACHINERY       OFFICE EQUIP-
                                                  LAND AND         AND             MENT AND
                                                  BUILDINGS        EQUIPMENT       COMPUTERS       VEHICLES            TOTAL
                                                  ---------        ---------       -------------   --------         ----------
                                                                               NIS. (THOUSANDS)
                                                  ----------------------------------------------------------------------------
      Cost:
      Balance at beginning of year*                703,392          904,470          79,871          61,641          1,749,374
      Additions                                     33,289           50,068          13,336           7,713            104,406
      Disposals                                    (32,733)         (59,178)        (16,012)        (11,701)          (119,624)
                                                  --------         --------         -------         -------         ----------
      Balance at end of year                       703,948          895,360          77,195          57,653          1,734,156
                                                  --------         --------         -------         -------         ----------

      Accumulated depreciation:
      Balance at beginning of year*                235,550          647,490          51,951          36,634            971,625
      Depreciation charged                          21,867           40,548           9,537           7,036             78,988
      Depreciation in respect of disposals          (8,900)         (41,332)        (14,731)         (6,654)           (71,617)
                                                  --------         --------         -------         -------         ----------
      Balance at end of year                       248,517          646,706          46,757          37,016            978,996
                                                  --------         --------         -------         -------         ----------

      Depreciated balance as of
      December 31, 2000                            455,431          248,654          30,438          20,637            755,160
                                                  ========         ========         =======         =======         ==========

      Depreciated balance as of
      December 31, 1999*                           467,842          256,980          27,920          25,007            777,749
                                                  ========         ========         =======         =======         ==========

* Reclassified.


B. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 233,905 thousand, leased for various original periods of 49-98 years, ending in the years 2001-2072. Land and buildings at a cost of NIS. 232,287 thousand have not yet been registered in the name of the Company or the consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been completed.

      Land and buildings include building and lease-hold improvements on leased land in the original cost of NIS. 5,191 thousand, and depreciated cost of NIS. 2,949 thousand, leased for various original periods from 4 to 25 years.

C.    Commitments and contingent liabilities - see Note 25.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 10 - INTANGIBLE ASSETS AND DEFERRED CHARGES, NET


              Consist of:

                                                                        BALANCE TO BE AMORTIZED
                                                                       ------------------------
                                                                           AS OF DECEMBER 31,
                                                                       ------------------------
                                                                        2000              1999
                                                                       ------            ------
                                                                          NIS. (THOUSANDS)
                                                                       ------------------------
              Intangible assets:
              Deferred rent                                            35,456            28,374
              Goodwill in consolidated companies (1)                    8,238             8,014
              Others                                                   34,373            21,953
                                                                       ------            ------
                                                                       78,067            58,341
              Deferred charges:
              Expenses incurred in the issuance of
              debentures by the Company (2)                               308               615
                                                                       ------            ------
                                                                       78,375            58,956


              Long-term deferred taxes, net
              (see Note  24)                                            8,448             5,730
                                                                       ------            ------
                                                                       86,823            64,686
                                                                       ======            ======


            (1)   For amortization see Note 2.B.2

            (2)   For amortization see Note 2.F.2

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 11 - CREDIT FROM BANKS AND OTHERS

         Linkage terms and interest rates:

                                                                           DECEMBER 31, 2000
                                                         ---------------------------------------------------------
                                                                                         Linked to
                                                                         Linked to       Foreign
                                                         Unlinked        index           Currency
         Interest rates:                                 8.2-12.4%       5.2%-7.5%       6.8%-7.5%        Total
                                                          -------          -----          ------        ---------
                                                                           NIS. (THOUSANDS)
                                                         ---------------------------------------------------------
         Overdrafts                                         3,801             --              --            3,801
         Short-term loans                                 985,965             --          92,943        1,078,908
         Current portion of long-term loans                    --            949              --              949
                                                          -------          -----          ------        ---------

         Total credit from banks                          989,766            949          92,943        1,083,658

         Credit from others                                    --          1,017              --            1,017
                                                          -------          -----          ------        ---------
                                                          989,766          1,966          92,943        1,084,675
                                                          =======          =====          ======        =========


                                                                            DECEMBER 31, 1999
                                                         ---------------------------------------------------------
                                                                                         Linked to
                                                                           Linked to     Foreign
                                                         Unlinked          Index         Currency
         Interest rates:                                 10.9-15.2%        2-7.1%        5.6-6.7%         Total
                                                         ---------------------------------------------------------
         Overdrafts                                         5,511             --              --            5,511
         Short-term loans                                 959,796             --         195,191        1,154,987
         Current portion of long-term loans                    23            829              --              852
                                                          -------          -----         -------        ---------

         Total credit from banks                          965,330            829         195,191        1,161,350

         Credit from others                                    --          5,573              --            5,573
                                                          -------          -----         -------        ---------
                                                          965,330          6,402         195,191        1,166,923
                                                          =======          =====         =======        =========


NOTE 12 - TRADE PAYABLES

      The liabilities represent open accounts and include NIS. 39,908 thousand (1999 - NIS. 25,515 thousand) balances of related and interested parties.

      Linkage terms - See Note 17

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 13 -  ACCOUNTS PAYABLE


              Consist of:

                                                                            DECEMBER 31,
                                                                       ------------------------
                                                                        2000              1999
                                                                       ------------------------
                                                                          NIS. (THOUSANDS)
                                                                       ------------------------

              Fuel Authority                                           125,629           70,352
              Liabilities to employees and other
                Salary related liabilities                              25,484           37,776
              Institutions                                              50,240           44,763
              Accrued expenses                                          13,463           23,068
              Income tax payable                                            --           12,469
              Interested party                                              --           12,780
              Others                                                    19,199           15,940
                                                                       -------          -------
                                                                       234,015          217,148
                                                                       =======          =======



NOTE 14 - LONG-TERM LIABILITIES

              A. (1)  LONG-TERM LOANS


              Consist of:

                                                                  RATE OF         DECEMBER 31,       DECEMBER 31
                                                                 ---------        ------------      ------------
                                                                 INTEREST            2000                1999
                                                                 ---------        -------------     ------------
                                                                     %                   NIS. (THOUSANDS)
                                                                 ---------        ------------------------------
              Index linked loans from banks                      5.2 - 7.1          157,399              158,088
              Unlinked loans from banks                          9.2                 50,000                   23
              Customers' deposit - linked to the
              Index                                              --                   3,018                3,160
              Customers' deposit - linked to
              foreign currency                                   --                      69                   18
              U.S. dollar loans from banks                       7.6                     90                   --
              Other loans - linked to the Index                  --                      --                  266
                                                                                    -------              -------
                                                                                    210,576              161,555
              Less: current portion                                                     949                  852
                                                                                    -------              -------
                                                                                    209,627              160,703
                                                                                    =======              =======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 14 - LONG-TERM LIABILITIES (CONTINUED)

              A. (1)  LONG-TERM LOANS (CONTINUED)

              Yearly Installments:

                                                                               DECEMBER 31,
                                                                    ----------------------------------
                                                                          2000              1999
                                                                          ----              ----
                                                                             NIS. (THOUSANDS)
                                                                    ----------------------------------
              First year - current portion                                  949               852
                                                                        -------           -------
              Second year                                                81,387               872
              Third year                                                 31,426            31,377
              Fourth year                                                31,249            31,416
              Fifth year                                                 31,100            31,179
              Sixth year and thereafter                                  31,099            62,415
              Without maturity date                                       3,366             3,444
                                                                        -------           -------
                                                                        209,627           160,703
                                                                        -------           -------
                                                                        210,576           161,555
                                                                        =======           =======

             Accrued interest is included in "Accounts payable" in Current liabilities.

             A (2) In accordance with understanding reached by the Company with banking institutions regarding long-term loans to Sonol which are guaranteed by the Company, the Company agreed to fulfill certain conditions as follows:

                       (1) Consolidated shareholders' equity, together with
                           customer deposits, will exceed NIS 450 million.

                       (2) The ratio of consolidated shareholders' equity,
                           together with customer deposits divided by total assets, net of Emergency Inventories, will exceed 20%.

                       (3) The level of consolidated liabilities to banks and
                           other financial institutions (net of liabilities on account of the Emergency Inventories) will not exceed 10 times EBITDA (earnings before interest, taxes, depreciation and amortization), at any time.

                       (4) Not to create a specific charge on any fixed assets
                           which were held by the Company on December 31, 1998 (with the exception of a specific existing collateral and with the exception of collaterals to finance development of those assets).

                           The Company is permitted to collaterize assets acquired after December 31, 1998.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 14 - LONG-TERM LIABILITIES (CONTINUED)

             B.   DEBENTURES CONVERTIBLE INTO SHARES OF THE COMPANY

                                                                              DECEMBER 31,
                                                                   ----------------------------------
                                                                          2000              1999
                                                                          ----              ----
                                                                            NIS. (THOUSANDS)
                                                                   ----------------------------------

              Debentures (series 1) (*)                                  21,048            34,227
              Debentures (series 2) (**)                                  4,280             8,355
                                                                         ------            ------
                                                                         25,328            42,582
              Less - current portion                                     12,664            14,194
                                                                         ------            ------
                                                                         12,664            28,388
                                                                         ======            ======

                     Yearly installments:

                                                                     DECEMBER 31, 2000              DECEMBER 31,1999
                                                                     -----------------              ----------------
                                                                  SERIES 1      SERIES 2         SERIES 1       SERIES 2
                                                                  --------      --------         --------       --------
                                                                                     NIS. (THOUSANDS)
                                                                  ------------------------------------------------------
              First year - current portion                         10,524        2,140            11,409          2,785
                                                                   ------        -----            ------          -----
              Second year                                          10,524        2,140            11,409          2,785
              Third year                                               --          --             11,409          2,785
                                                                   ------        -----            ------          -----
                                                                   10,524        2,140            22,818          5,570
                                                                   ------        -----            ------          -----
                                                                   21,048        4,280            34,227          8,355
                                                                   ======        =====            ======          =====

                 * Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 2 equal annual installments on November 30 in each of the years commencing in 2001 and ending in 2002. In 2000 994,675 debentures (series 1) were converted into shares. As of the balance sheet date, there were 11,968,822 outstanding debentures. The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 19,629 thousand at the balance sheet date.

                 ** Registered debentures (Series 2) NIS. 1.- par value each.
                    Every NIS. 5.- par value of debentures are convertible into an ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are payable in 2 equal annual installments on November 30 in each of the years commencing in 2001 and ending in 2002. In the year 2000, 1,060,085 debentures (series 2) were converted into shares. As of the balance sheet date, there were 2,651,711 outstanding debentures. The market value of the debentures, as their price was quoted on the Stock Exchange, was NIS. 4,163 thousand at the balance sheet date.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 14 - LONG-TERM LIABILITIES (CONTINUED)

             B.   DEBENTURES CONVERTIBLE INTO SHARES OF THE COMPANY (CONTINUED)

                  Accrued interest is included in "Accounts payable" in Current liabilities. See Note 18.a.

                  Regarding collaterals see Note 25.

                  The above debentures are traded on the Tel-Aviv Stock
                  Exchange.


NOTE 15 - CUSTOMERS' DEPOSITS

             a. Customers deposits of Supergas as of December 31, 2000 were calculated on the basis of the most recent price updating approved by the Ministry of Industry and Commerce, and the change in the exchange rate of the dollar from the last update until the end of the year. The most recent update for 2000 was 2.7% (1999 - 4.57%). The deposits are calculated on the basis of their present value at the annual discount rate of 3.75% (1999 - 3.25%).

             b. Customers' deposits include NIS 34,077 thousand (1999 - NIS. 40,483 thousand) of linkage increments accrued on those deposits (Note 2.L.).


NOTE 16 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET

Consist of:                                                             DECEMBER 31,
                                                                   ------------------------
                                                                    2000              1999
                                                                   ------            ------
                                                                       NIS. (THOUSANDS)
                                                                   ------------------------
Provision for severance pay (a)                                     9,734             9,917
Less: deposits in approved funds (*)                                2,265             1,798
                                                                   ------            ------
                                                                    7,469             8,119
Provision for early retirement pension(**) (b)                      8,743             5,084
Provision for redemption of unutilized sick leave (c)               1,844             2,078
                                                                   ------            ------
                                                                   18,056            15,281
                                                                   ======            ======

             (*) The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

             (**) Excluding NIS. 2,627 thousand (1999 - NIS. 2,111 thousand)
                  current early retirement pension which is included in "Other accounts payable".

             (a) The liabilities of the Company and its subsidiaries in respect of pension and severance indemnities are fully covered by provisions for severance indemnities, by deposits in approved funds and in managers' insurance policies. The deposits in approved funds and in managers' insurance plans are not included in the financial statements as they are not under the control of the Company.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 16 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET (CONTINUED)

             (b) The provision for pension benefits in case of early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is generally up to the time when the employee reaches retirement age and is measured as a fixed percentage of the maximum amount due to the employee from the pension fund. The rate of capitalization for computing the provision is 7% per annum, (previous year 6%).

             (c) In accordance with the labor agreements between subsidiaries and their employees, some retiring employees (men at age 65 and women at age 60-65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of 50 working days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liability. The actuarial calculation is based, inter alia, on a capitalization rate of 3%.

NOTE 17 - LINKAGE OF MONETARY BALANCES


                                           DECEMBER 31, 2000                           DECEMBER 31, 1999
                              ----------------------------------------      ----------------------------------------
                                            LINKED TO                                      LINKED TO
                               LINKED        FOREIGN          UNLINKED       LINKED TO     FOREIGN          UNLINKED
                              TO INDEX       CURRENCY            *            INDEX        CURRENCY            *
                               -------       ---------       ---------       -------       ---------       ---------
                                            NIS. (THOUSANDS)                             NIS. (THOUSANDS)
                              ----------------------------------------      ----------------------------------------
ASSETS:
  Cash and cash
    equivalents                   --            14,781           5,983          --             4,882          47,984
  Marketable  securities          --              --            13,130          --              --            10,573
  Trade receivables              8,541          81,335         691,329        11,163          73,069         686,188
  Accounts receivable            5,852            --            28,861           679           3,503          31,218
  Investment in capital
  Notes and loans                6,791            --              --          20,385            --              --
  Long-term loans               89,746           8,935          28,947        59,566          10,416           3,583
                               -------       ---------       ---------       -------       ---------       ---------
                               110,930         105,051         768,250        91,793          91,870         779,546
                               =======       =========       =========       =======       =========       =========
LIABILITIES:
  Credit from banks and
    others                       1,017          92,943         989,766         5,573         195,191         965,307
  Trade payables                  --            91,710          36,913         2,803          35,699          66,941
  Accounts payable              30,562         129,345          74,108        29,288          78,806         109,054
  Long-term liabilities
    And debentures
    (including current
    Portion)                   159,962          25,487          50,454       161,514          42,600              23
  Customers' deposits             --            58,508            --            --            63,712            --
  Capital notes                   --              --               215          --              --               215
                               -------       ---------       ---------       -------       ---------       ---------
                               191,541         397,993       1,151,456       199,178         416,008       1,141,540
                               =======       =========       =========       =======       =========       =========

*  Partly bearing interest

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 17 - LINKAGE OF MONETARY BALANCES (CONTINUED)

Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 292,942 thousand, Sonol holds fuel and refined products inventories amounting to NIS. 361,928 thousand, which are mainly Emergency Inventories valued according to the changes in the rate of exchange of the U.S. dollar as explained in Note 2.C.1.


NOTE 18 - CAPITAL

        a.   NOMINAL VALUES
              CONSIST OF:

                                                           AUTHORIZED              ISSUED AND PAID *
                                                          DECEMBER 31,                DECEMBER 31,
                                                     ----------------------       --------------------
                                                      2000           1999          2000         1999
                                                     -------        -------       -------      -------
                                                          NIS (THOUSANDS)           NIS (THOUSANDS)
                                                     ----------------------       --------------------
225,000 Ordinary shares of NIS. 1.- each             225,000        225,000       139,336      138,943
                                                     =======        =======       =======      =======

          *  139,335,657 ordinary shares (1999 - 138,942,790 ordinary shares).

             In the year 2000, the share capital increased as a result of the conversion of debentures into shares. See Note 14.B.

             As of December 31, 2000 a consolidated company holds 583,771 ordinary shares of the Company - see Note 2.A.5.

        b.   EARNINGS PER ORDINARY SHARE

       1. The net income used in computing earnings per NIS. 1.- par value of shares:

                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                   2000           1999         1998
                                                  -------        ------       ------
                                                           NIS. (THOUSANDS)
                                                  ----------------------------------
Net income per Statement of Income                 70,761        60,178       59,512
(Less profit) add  loss resulting from
 Conversion of debentures  (series 1 and 2)           (41)         --          9,938
                                                  -------        ------       ------
The net income used in computing primary
 Earnings per share                                70,720        60,178       69,450
Add (Deduct) theoretical income deriving
  From:
  Conversion of debentures (series 1)                (213)           99         --
  Conversion of debentures (series 2)                  21           178         --
                                                  -------        ------       ------
The net income used in computing the
 diluted earnings per share                        70,528        60,455       69,450
                                                  =======        ======       ======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 18 - CAPITAL (CONTINUED)

      2. The par value of shares used in computing earnings per NIS. 1.- par value share:

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2000          1999          1998
                                                            -------       -------       -------
                                                                      NIS. (THOUSANDS)
                                                            -----------------------------------
Share capital used in computing primary
 earnings per share                                         139,017       138,943       138,943

Add - theoretical share capital that may derive from:
Conversion of debentures (series 1)                           2,176         3,445          --
Conversion of debentures (series 2)                             530         1,008          --
                                                            -------       -------       -------
The share capital used in computing the
 diluted earnings per share                                 141,723       143,396       138,943
                                                            =======       =======       =======

      3. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a discount rate of 6% (1999 - 6 %, 1998 - 5%) for securities linked to the exchange rate of the U.S. dollar.


NOTE 19 - COST OF SALES

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
Consists of:                                     2000            1999            1998
                                               ---------       ---------       ----------
                                                           NIS. (THOUSANDS)
                                               ------------------------------------------
 Petroleum products and other  materials
   used*                                       2,114,479       1,392,736        1,188,414

Labor and sub-contract work                        6,259          15,626           13,994
Production costs                                  96,031         102,930          104,097
Depreciation                                         916           3,016            3,565
Batteries                                          2,862          12,304           17,329
                                               ---------       ---------       ----------

Total cost of sales                            2,220,547       1,526,612        1,327,399
                                               =========       =========       ==========

Increase (decrease) in inventories                35,417         191,916          (93,873)
                                               =========       =========       ==========



           * Financing income deriving from the erosion of dollar linked credit used as a source of financing purchases of oil inventories is included in Cost of Sales. See also Note 2.C.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 20 -  SELLING AND MARKETING EXPENSES

      Consist of:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                     2000              1999              1998
                                                                   -------           -------           -------
                                                                                 NIS. (THOUSANDS)
                                                                   -------------------------------------------
      Salaries                                                      96,695            96,697            87,577
      Advertising and promotion                                     15,298            13,641            12,778
      Depreciation and amortization                                 72,469            78,973            75,438
      Maintenance of buildings, plants and
      filling stations                                              26,711            25,305            27,287
      Rent                                                          59,783            50,588            47,823
      Other expenses                                                61,292            65,754            66,385
                                                                   -------           -------           -------
                                                                   332,248           330,958           317,288
                                                                   =======           =======           =======


NOTE 21 - GENERAL AND ADMINISTRATIVE EXPENSES

      (1) Consist of:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                     2000              1999              1998
                                                                    ------            ------            ------
                                                                                 NIS. (THOUSANDS)
                                                                   -------------------------------------------
     Salaries                                                      40,896            39,951            40,251
     Depreciation and amortization                                  8,936             7,064             3,952
     Consulting, legal and audit                                    7,684             4,896             7,622
     Provision for doubtful accounts and
     bad debts                                                      8,136             3,985             4,475
     Other expenses                                                12,425            15,688            13,337
                                                                   ------            ------            ------
                                                                   78,077            71,584            69,637
                                                                   ======            ======            ======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 22 - FINANCING EXPENSES, NET

      Income (Expenses) are derived from:


                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                     2000              1999              1998
                                                                    ------            ------            ------
                                                                                 NIS. (THOUSANDS)
                                                                   -------------------------------------------
      Dollar linked convertible debentures                             439              (184)          (23,972)
      Long-term debt                                                (6,549)           (4,909)            3,355
      Negotiable securities, net                                     5,300             7,111            (2,514)
      Other receivables and payables                                15,792            14,425            14,909
      Short term loans received                                    (92,825)          (92,485)          (17,037)
      Others, including erosion of other monetary
       assets and  liabilities, net                                  7,653               764             2,923
                                                                   -------           -------           -------
                                                                   (70,190)          (75,278)          (22,336)
                                                                   =======           =======           =======


NOTE 23 - OTHER INCOME, NET

      Consists of:


                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                     2000              1999              1998
                                                                    ------            ------            ------
                                                                                 NIS. (THOUSANDS)
                                                                   -------------------------------------------
      Gain on sale of investment in affiliated
       companies                                                    49,555                 -                 -
      Rent                                                           8,635              7,284            5,738
      Dividends received                                             2,028                564            1,103
      Management fees                                                1,794              6,102            6,926
      Income from a construction project:
         Financial income (1)                                            -                 -               132
         Income from the project (2)                                     -                 -             1,459
      Investment in and loan to affiliated
       companies written off (3)                                    (2,180)                -            (1,274)
      Proceeds from sales of part of land
       (see note 25.c.2.b)                                                                 -             9,690
      Expenses resulting from strike in a
       consolidated company                                              -                 -            (2,153)
      Others                                                          (192)            (1,751)          (2,304)
                                                                    ------             ------           ------
                                                                    59,640             12,199           19,317
                                                                    ======             ======           ======



      (1) The income results from consideration for a guarantee given by a consolidated company in favor of a bank that granted a loan to a third party for financing a residential housing and building project.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 23 - OTHER INCOME, NET (CONTINUED)

      (2) In the year 1997 an agreement was signed between a consolidated company together with its partners in the project known as "Rubinstein Towers" and Revadim (Properties) Ltd. (hereafter - Revadim), a subsidiary of Bank Hapoalim Ltd., according to which Revadim acquired a material part of the project which was in its final stages of completion. The building was transferred to Revadim as at the end of 1997 (the registration in the Land Registry Office has been completed). The consolidated company included in its financial statements the above income after taking into account provisions needed, in the opinion of the management of the Company, for completion of the project.

      (3)   Consists of:

            a. Provision for the decrease in the value of loans and investments in affiliated companies (50%) in an amount of NIS. 1,484 thousand (1998- NIS.2,441 thousand).

            b. Decrease in the value of an investment in a company carried at cost in the amount of NIS. 696 thousand (1998 - decrease in the write-off of an investment carried at cost in the amount of NIS. 1,167 thousand).


NOTE 24  - TAXES ON INCOME

            a. The Company and most of its subsidiaries are taxed under the Income Tax Law (Inflationary Adjustments) - 1985, effective as of the tax year 1985, which introduced the measurement of results for income tax purposes in real terms. The various adjustments required by the above mentioned law are made in order to align taxation to a real income basis. Nevertheless, the adjustments of the nominal income according to the Income Tax Law are not always identical to the inflationary adjustments made in the financial statements in accordance with the opinion of the Institute of Certified Public Accountants in Israel. As a result, differences arise between the adjusted income in the statement of income and the adjusted income for income tax purposes. Regarding deferred taxes for these differences, see Note. 2.J.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 24  - TAXES ON INCOME (CONTINUED)

            b.    Deferred taxes

                  The deferred taxes are regarding:

                                                             DEDUCTIONS
                                                             AND LOSSES      LIABILITIES FOR
                                                             CARRIED FOR-    EMPLOYEE
                                           DEPRECIABLE       WARD FOR TAX    RIGHTS UPON
                                           FIXED ASSETS      PURPOSES        RETIREMENT         OTHERS            TOTAL
                                             -------           ----           -------           -------           -------
                                                                         NIS. (THOUSANDS)
      Balance as of January 1, 1999          (12,085)           496            10,265            11,802            10,478

      CHANGES IN 1999:
      Current                                  2,641           (213)              889               315             3,632

      Addition on account of
       investment in a consolidated
       company                                  (566)            --                --                --              (566)
                                             -------           ----           -------           -------           -------
      Balance as of
       December 31, 1999                     (10,010)           283            11,154            12,117            13,544

      CHANGES IN 2000:
      Current                                    969            252             1,099              (562)            1,758
      Reduction on account of
       a company no longer
       consolidated                            2,989             --              (857)             (680)            1,452

      Addition for investment in
        a consolidated company                    --             --               215                --               215
      On account of prior years                 (502)            --                --                --              (502)
                                             -------           ----           -------           -------           -------

      Balance as of
       December 31, 2000                      (6,554)           535            11,611            10,875            16,467
                                             =======           ====           =======           =======           =======

\GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 24  - TAXES ON INCOME (CONTINUED)

      The deferred taxes are presented in the balance sheet as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                -------------------------
                                                                                 2000               1999
                                                                                ------             ------
                                                                                     NIS. (THOUSANDS)
                                                                                -------------------------
      In current assets                                                          8,019              7,814
      In intangible assets and deferred charges, net                             8,448              5,730
                                                                                ------             ------
                                                                                16,467             13,544
                                                                                ======             ======

      c. The provision for taxes on income in the statements of income consists of:

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                      2000               1999            1998
                                                                    ------              ------          ------
                                                                                 NIS. (THOUSANDS)
                                                                    ------------------------------------------
      Current taxes including inflationary
       erosion of advance tax payments                              44,943              37,325          46,963
      Deferred taxes, net                                           (1,758)             (3,632)            321
                                                                    ------              ------          ------
                                                                    43,185              33,693          47,284
      (Overprovisions) Provisions
       on account of prior years                                      (219)                (23)            115
                                                                    ------              ------          ------
                                                                    42,966              33,670          47,399
                                                                    ======              ======          ======


      d.    Final tax assessments:

            Sonol received final tax assessments through the tax year 1990. Supergas received final tax assessments through the tax year 1994 and assessments based upon the tax assessor's judgement for the years 1995 and 1996. Supergas has appealed these assessments which do not have an effect on Supergas' results. Sprint Motors received final tax assessments through the tax year 1996. The Company, Aloc and Sonapco received final tax assessments through the tax year 1991.

      e. Reconciliation between the theoretical tax on the reported income and the tax on income included in the statements of income:

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                     2000                1999            1998
                                                                    ------              ------          ------
                                                                                 NIS. (THOUSANDS)
                                                                    ------------------------------------------
      Statutory rate of tax                                             36%                 36%             36%
                                                                    ======              ======          ======

      The theoretical tax at the applicable tax rate                38,086              32,962          42,286
      Erosion of advanced tax payments                                 20                  263           1,283
      Differences in the definition of capital and
       assets for tax purposes and others, net                       5,079                 468           3,715
      Provision in respect of prior years                             (219)                (23)            115
                                                                    ------              ------          ------
                                                                    42,966              33,670          47,399
                                                                    ======              ======          ======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES

      A.    FLOATING AND FIXED CHARGES

                                        December 31, 2000      Collateralized by
                                          NIS(thousands)
                                         --------------
      Bank overdrafts                            3,801         Floating charges on current assets of the main
                                                               subsidiaries.
      Short-term loans from                  1,078,908         Floating charges on the assets of the
       Banks                                                   Company and its main subsidiaries

      Accounts  payable and                      4,926         Floating charges on the assets of the
       credit balances, including                              Company and of the main subsidiaries
       accrued interest on
       short-term bank loans

      Long-term bank loans                     210,576         Floating charges on the assets of the main
                                                               subsidiaries and fixed charges on portions of
                                                               the fixed assets of some of the Company's main
                                                               subsidiaries.
                                                               (see note 14.A.2)



      Convertible debentures                    25,340         Floating charges subordinated to other
      (including interest)                                     floating charges on all the assets of the
                                                               Company


      B.    LIABILITIES AND CONTINGENCIES

            1.    INDEMNIFICATION AND INSURANCE OF DIRECTORS AND SENIOR OFFICERS

                  The Articles of Association of the Company enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

            2.    PENDING LITIGATION

                  a. Claims (mainly legal claims) arising in the normal course of business have been lodged against consolidated and affiliated companies, for which appropriate provisions have been made in the financial statements. In the opinion of the companies' managements, based on the opinions of the legal counsel, the provisions made are sufficient.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 25 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  b. In the course of a claim and counterclaim heard in the district court, the court considered a claim that was submitted against Sonol by a customer owning land leased to Sonol on which a filling station was built, the substance of which is the cancellation of all agreements between Sonol and the plaintiff, a monetary claim against Sonol in the amount of approximately NIS. 6 million and a counterclaim by Sonol against the customer asking that such customer vacate the station as a result of the breach of the agreements.

                        The court denied the customer's claim regarding the cancellation of agreements and accepted Sonol's claim against the customer regarding breach of agreements. The court, however, did not order the customer to vacate the station, but, rather, ruled that damages in the amount of NIS. 0.4 million be paid to Sonol. In addition, the court accepted the customer's claims regarding the manner in which leasing charges due him from Sonol were calculated and instructed that a recalculation of Sonol's charges be made. Sonol has appealed this ruling and, in the opinion of its legal counsel, has a good chance of receiving a favorable ruling. In light of this opinion, it was decided not to change the provision previously recorded by the Company. As a result of arbitration proceedings, the parties have reached a tentative compromise agreement which is the final stages of preparation.

                  c. As a result of arbitration proceedings between the Fuel Authority and the Agents' organization and station owners, in which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's ruling was confirmed by the district court. The Fuel Authority, in turn, demanded that the oil marketing companies reimburse the station owners for the depreciation (to the extent payable) since it claims that the depreciation component was previously recognized by the Fuel Authority within the framework of the Price Structure. In the opinion of Sonol's legal counsel, there is no basis for the Fuel Authority's demand. In accordance with the arbitration ruling, twenty five third party proceedings have been filed by the Government against Sonol regarding claims filed against the Government by station owners for the reimbursement of the investment in the construction of stations. The total of these proceedings amounts to NIS.
                        39.5 million and, in the opinion of the company's legal counsel, there is no basis for these claims as far as they relate to Sonol.

                  d. Three claims were lodged against a formerly affiliated company and against its shareholders, which included Sonol. The total amount of the claims is approximately NIS. 60.2 million relating to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff alleges) among the fuel companies. In the opinion of Sonol's and the formerly affiliated company's, legal counsels, the companies have a sound defense against the claims.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 25 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  e. A filling station operator, who received operating rights within the framework of an agreement between war invalids and the rehabilitation department of the Ministry of Defense, the Israel Land Authority and the fuel marketing companies, filed an action in the district court for a ruling declaring the cancellation of agreements between him and Sonol, claiming them to be illegal restrictive trade agreements in accordance with the Law for Restrictive Trade Practices. The operator's claim was rejected by the Court. The rejection of the claim has ramifications on the other claims filed against Sonol claiming illegal restrictive trade agreements, and thus, improves Sonol's defense prospects against such claims. Subsequently, the operator filed an appeal in the Supreme Court contesting the facts of the case and the court's conclusions. The appeal has been referred to arbitration.

                        Another war invalid operating a different filling station has also submitted a claim to the court for a declarative judgement claiming that agreements between him and Sonol are restrictive trade agreements and, therefore, void. In addition, the claimant is asking for a declaration that the agreement to appoint an operator includes discriminatory provisions in a uniform contract, and that Sonol be required to pay him approximately NIS. 2 million due him as a result of inflated prices which he claims Sonol charged him over the years. The case has been referred to a pre-trial hearing. As a result of the above mentioned ruling, Sonol's legal counsel is of the opinion that the defense prospects in this case regarding the claims of restrictive agreements are favorable. If the claims, that the agreements be cancelled as a result of their being restrictive agreements, will be rejected by the court, Sonol's defenses against the station operators' financial claims have a reasonable to good chance of succeeding.

                  f. The operators of one of Sonol's filling stations, against whom Sonol filed a claim in the district court in Tel-Aviv, instituted legal proceedings against Sonol. In one proceeding, they requested a declarative judgement stating that inasmuch as a filling station operated by them was to be "freed" under the terms of an arrangement reached between the fuel companies and the Controller of Restrictive Trade Practices, the contractual relationships between them and Sonol should be related to as an arrangement which has also terminated and, that all agreements between the plaintiffs and Sonol be considered restrictive agreements and, thereby, cancelled. In the opinion of Sonol's legal counsel, defense prospects are good. In another proceeding, the above operators are claiming an amount of approximately NIS 14.9 million, alleging having paid exorbitant prices on account of the fuel products they purchased from Sonol, and maintaining that inasmuch as the contractual arrangements between them and Sonol have been terminated as claimed in the other proceeding, Sonol had no right to charge such prices. At this time, legal counsel are unable to determine the defense prospects regarding the claim of a restrictive agreement, although the prospects have improved as a result of the court ruling mentioned in sub- paragraph e above. It should be noted that if this claim is accepted there is a risk that the financial claim against Sonol will also be accepted (even though, in such a case, the amount of the claim is exaggerated). Should the above claim regarding a restrictive agreement not be accepted, the prospects of the financial claim against Sonol will be weak.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 25 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)


                  g. Former operators of a filling station have filed a monetary claim against Sonol in the amount of approximately NIS 4.1 million on account of alleged exorbitant prices paid on account of fuel products purchased from Sonol, maintaining that the contractual arrangements between them and Sonol have been cancelled and/or terminated, being restrictive arrangements. At this time, Sonol's legal counsel are of the opinion that Sonol's defense claims, although difficult to assess, are not insignificant.

                  h. Sonol has filed a claim against one of its agencies for approximately NIS 37 million in the Tel Aviv District Court, on account of an unpaid debt and damages caused to the Company, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS 57 million, stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

                        In the opinion of Sonol's management, based on opinion of the company's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable. At this time, the dispute has been referred to arbitration.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 25 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  i. A claim filed against Sonol on December 10,1998 by one of Sonol's agencies in the amount of NIS 30.4 million and counterclaims filed by Sonol in the amount of NIS
                        38.1 million against the owners of that agency for the non-payment of amounts due on account of fuel products supplied to them and for the unpaid balance of a loan, together with a claim for the enforcement of a memorandum of agreement signal by the parties on March 23, 1998, will all be resolved within the framework of a new agreement between the parties. As part of this agreement, both parties agreed to cancel their mutual claims and are basing their relationship on a new set of agreements.

                  j. An agency of Sonol, which also operates four stations on behalf of Sonol, has filed a claim against Sonol asking for declarative and monetary relief. The agency claims that the agreement in effect with Sonol, in regard to one of the stations is a restrictive trade arrangement, and is also a uniform contract with discriminatory provisions and is thus void. The agency is also asking that the station be "freed" under the terms of the arrangement with the Controller of Restrictive Trade Practices, and is, therefore, asking for declaratory relief from the court regarding the cancellation of rights granted Sonol to the land on which the station is located, including leasehold and other rights.

                        The agency is also asking that Sonol be required to pay approximately NIS 15.7 million on account of the inflated prices which Sonol is alleged to have charged over the years. It should be noted that Sonol filed a monetary counterclaim against the same agency in the amount of approximately NIS 18.5 million on account of amounts due from the agency from the purchase of fuel products from Sonol.

                        At this time, although prospects have improved as a results of the district court's ruling mentioned in sub-paragraph e. above, legal counsel is unable to assess the defense prospects in regard to the alleged restrictive agreement. Should the district court rule in favor of this claim, there is also a risk that the court will accept the monetary claim against Sonol (which, even in such case, the amount of claim is by all accounts exaggerated). If the agency's claim of a restrictive agreement is not accepted by the court, the prospects of the monetary claim against Sonol, are weak.

                  k. A group of greenhouse owners, claiming damage caused to them in the amount of approximately NIS 7.7 million as a result of the use of defective light fuel oil produced by the Oil Refineries Ltd. and sold to them by the oil marketing companies, has filed a claim against, Sonol, Oil Refineries Ltd., Paz Oil Company Ltd., "Delek" the Israel Fuel Corporation Ltd. and Alon Israel Fuel

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 25 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                        Company Ltd. Sonol's share of this claim amounts to approximately NIS 2.3 million. In the opinion of Sonol's management, Sonol has a sound defense against this claim and, in addition, has insurance coverage included in a product liability policy.

                  l. Two filling station owners have filed claims in court against Sonol, in the amount of approximately NIS. 10 million, claiming that the Company owes them commission differentials on account of prior years. One of the claims was settled as part of a compromise agreement in 2001, and was provided for in the financial statements, while the second, in the amount of NIS 6 million, is still pending. In the opinion of the company's legal counsel, if the claim regarding a restrictive agreement is not accepted, Sonol`s prospects for a favorable decision are reasonable.

                        Two additional claims were submitted by two filling station operators in the amount of approximately NIS 4 million, for commission differentials they claim, are due them. These two claims were submitted subsequent to Sonol's demand that the station operators relinquish the operation of Sonol's stations. In the opinion of Sonol's legal counsel, the claims' prospects against Sonol are weak.

                  m. During February 2000 a claim was filed against Sonol, together with Paz Oil Company Ltd. and "Delek" the Israel Fuel Corporation Ltd. to allow a class action relating to the alleged collusion in the fixing of the price of gasoil to consumers. This claim, if recognized as a class action, will amount to approximately NIS. 175 million against all the companies. Sonol denies the claim and, according to its legal counsel, chances are good that the claim will not be recognized as a class action.

                  n. In April 1999, a claim in the amount of approximately NIS 8 thousand was filed in the Tel-Aviv district court against Supergas and four other gas companies by several consumers claiming non performance of periodic inspection of gas systems used by the consumers, the sale of a product by deception, causing damages, loss of comfort and damage to their safety, thus endangering the lives of consumers. The claim was subsequently amended to NIS 4.7 thousand. The plaintiffs have asked that the court order the gas companies to make the periodic inspections, to pay damages in the amount mentioned above of approximately NIS 0.8 thousand per plaintiff, and/or issue a declarative order stating that the plaintiffs are entitled to a refund of the amount paid to the defendants from the time agreements were entered into and, also, other orders. Concurrently, the plaintiffs asked that the court consider the claim as a class action.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                        The court has ruled only partially in favor of the class action, allowing the claim to be submitted as a class action for declaratory relief only, in accordance with the Consumer Protection Law, regarding the gas companies' obligation to refund to their customers amounts actually paid for periodic inspections which did not take place, retroactive to the date of agreements entered into with each customer. The court rejected the claim for financial and other remedies against the gas companies. Supergas has requested permission of the Supreme Court to appeal the above ruling and, in the opinion of its legal counsel, has valid causes for appeal, both factually and legally. In the opinion of the Company's management, Supergas has made an adequate provision in its books for any potential exposure.

      C.    THE CONSOLIDATED COMPANIES ARE COMMITTED AS OF BALANCE SHEET DATE AS
            FOLLOWS:

            (1)   COMMITMENTS:

                                                                                                          NIS.
                                                                                                      (THOUSANDS)
                                                                                                      -----------
            Acquisition of fixed assets                                                                 217,854

            Suppliers of fuel, luboils and equipment                                                    137,877
            (delivery January 2001)

            Rental leases and obligations in accordance with signed agreements with                     909,060
            agencies for the use of their outlets for marketing the Company's products over various periods(*)

            Lease obligation for a computer and other equipment for various periods for                     543
            a period of up to five years

            (*)   The rental liability for each of the years following December 31, 2000 is as follows:
                  2001                                                                                   65,187
                  2002                                                                                   64,125
                  2003                                                                                   62,627
                  2004                                                                                   60,138
                  2005                                                                                   49,470
                  2006 and thereafter                                                                   607,513
                                                                                                        -------
                                                                                                        909,060
                                                                                                        =======

            (2)   COMMITMENTS FOR INVESTMENTS:

                  a. In 1996, a consolidated company signed an agreement for its participation in a limited partnership to establish a tourist attraction. The investment by the consolidated subsidiary (including loans and guarantees) is expected to reach an amount of up to NIS. 19,000 thousand linked to the representative rate of the U.S. dollar, for which it will obtain a 35% share in the limited partnership.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      C.    (2)   a.    COMMITMENTS FOR INVESTMENTS: (CONTINUED)

                        As of the balance sheet date, the company invested approximately NIS. 6,700 thousand.

                  b. In 1998, a consolidated company entered into an agreement to sell 50% of its rights in a plot of land situated in Tel Aviv for an amount of NIS. 30,600 thousand, linked to the Index. The balance not yet received as of the balance sheet date amounts to approximately NIS. 1,600 thousand. The consolidated company also signed an agreement with the buyer to construct a joint building project on the land. The project will include, inter alia, a 20 story office building covering an area of approximately 25,000 sq. m. and underground parking facilities. In addition, the company signed a conditional agreement whereby it agreed to pay the city of Tel Aviv an amount of NIS. 11.3 million, linked to the Index for betterment taxes. As of the balance sheet date, the balance of the liability payable amounted to NIS. 8.4 million. The consolidated company, together with the buyer, also entered into an agreement with a bank whereby the bank will provide construction financing throughout the construction period. In return, the consolidated company collateralized its rights to the land and future payments from the project to the bank.

                  c. Should the restructuring of the companies in the group be realized (see Note 1), it is expected that the Company will incur costs, primarily professional fees, taxes on the transfer of assets between companies and other fees. At this time, the extent of these costs is not known.

                  d. The Controller of Oil Interests in the Ministry of National Infrastructures issued a license to Granite - Sonol Oil Drilling and Gas Limited Partnership for oil exploration on a tract of land of over 400,000 dunam located between Or Yehuda in the north, Kiryat Malachi in the south and Mishmar Ayalon in the east and known as License No. 302/"Modiin".

                        Under the terms of the above license, the Partnership, owner of the license, is obligated to carry out certain preliminary activities by October 1, 2001. If no drilling prospect is found, the license will be revoked by November 1, 2001. If a drilling prospect is found, a contract with a drilling contractor for a test site is to be signed no later than December 1, 2001 and drilling is to commence no later than April 1, 2002.

                  e. In November 2000, a Memorandum of Agreement was signed between the Company and BG International Ltd. ("BG" and/or "British Gas") whereby the company will acquire rights in BG's preliminary permits to carry out drilling opposite the coast of the State of Israel as follows:

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      C.    (2)e. COMMITMENTS FOR INVESTMENTS: (CONTINUED)

                  1. 30% in preliminary permits known as Gal "A" and Gal "B" situated in the ocean depths opposite the northern coast of the country. Two concessions have been granted on parts of the permit areas for the exploration of oil and natural gas.

                  2. 15% of the preliminary permit known as Gal "C" situated in the ocean depths opposite Ashdod. Four concessions have been granted on parts of the permit areas for the exploration of oil and natural gas.

                  3. Completion of the agreement is subject, int alia, to receiving various permits, completion of due diligence and the signing of a detailed agreement.

                  4. As a result of the desire of one of the participants in the joint project, who owns the rights in the above concessions, L.Y.A. Exploration Ltd., to exercise its first right of refusal and increase its share, it was agreed that the above mentioned acquisition would be divided equally between the Company and L.Y.A. Exploration Ltd., such that Granite will own 15% of Gal "A" and "B" and 7.5% of Gal "C". According to the Company, the above division was made in concurrence with the other members of the joint project.

                  5. Following the request of other members of the joint project, regarding the above rights, to exercise their first right of refusal, Granite filed a claim in court to carry out the agreement. In January 2001, the Tel-Aviv district court, after hearing only one of the partners, agreed to the Company's claim and ruled that a temporary lien be instituted on 15% of the exploration rights held by British Gas in the Gal "A" and Gal "B" sites and on 7.5% of British Gas' rights in the Gal "C" site. Granite claims that it legally acquired the above rights from British Gas and that the agreement signed with British Gas is in effect. Several of the participants in the British Gas project in the above licenses, Clal Industries and Energy Ltd., Israel Petrochemical Industries Ltd. and Dor Chemicals Ltd., claim that they have the first right of refusal in acquiring the above rights. No hearing has yet taken place among the parties. Upon completion of the agreement, the Company will pay BG an amount of $ 0.4 million and, in addition, will pay during the course of 2001, up to $ 0.95 million pursuant to developments regarding the work plan and, will participate in its share of the joint project's current expenses.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 25 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      D. THE CONSOLIDATED COMPANIES HAVE CONTINGENT LIABILITIES AS OF THE BALANCE SHEET DATE AS FOLLOWS:


                                                                                           NIS.
                                                                                       (THOUSANDS)
                                                                                       -----------
            1. Bank guarantees in respect of customers                                    4,340

            2. Performance guarantees to customers and others                             6,401

            3.  Guarantees to municipalities and tax authorities                         12,323

            4.  Other guarantees                                                          5,041

            5.  Guarantees to a bank for the financing of a tourism                    Unlimited
                 project currently under construction                                    Amount

            6.  Guarantees given to Customs and Excise Department for .
                 payment of customs duty, purchase and other taxes by                 Unlimited
                 the company and consolidated companies                                  Amount


      E.    CREDIT RISKS

            1. The maximum credit risks of the Company regarding its financial assets do not exceed the book value of the financial assets less the existing collaterals held by the Company.

            2. Concentration of credit risks are created by the fact, that the consolidated company's customers and long-term receivables (long-term loans granted) are of similar character (independent fuel agencies). The highest balance is that of an agent whose current balance (included in trade receivables) and whose long-term balance (included in long-term loans) total approximately NIS 31.6 million. Against a portion of amounts due from customers, the Company has collateral as is acceptable in the industry. The financial statements include specific provisions for receivables, whose the collection in the opinion of the management, is questionable.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------

NOTE 26 - EVENTS AND PROPOSAL LAWS FOR THE FUEL SECTOR

            a. Within the framework of the Ministry of National Instracture's intention to separate the storage of Emergency Inventories of crude oil and fuel products from the commercial inventories of the oil marketing companies, the Fuel Authority has ordered that the Emergency Inventories of fuel products be held in separate storage tanks at predetermined locations. The separation has been postponed. Under the proposed Law for Arrangements in the Economy, the Government has proposed that the level of commercial inventories to be held by and on account of each company, will be determined by the Fuel Authority and not independently by each company. Until the Law is passed, and regulations and rules formulated, it is difficult to determine its financial effects on the Company and its effective date.

            b. In accordance with a government decision, the excise tax rate applicable to gasoil used for transportation will be increased significantly. This increase will cause a large price differential between the price of gasoil used for transportation and that used for other purposes. As a result, it has been proposed, within the framework of a proposed Law for Arrangements in the Government Economy (1999) to amend the excise tax law pertaining to fuel products in such a manner that will require the marking of gasoil not used for transportation, will provide the Director of Customs with enforcement powers to inspect the purported uses of gasoil and to take punitive measures against the illegal use of gasoil for purposes other than transportation. Concurrent with the government's above mentioned decision, a private bill has been submitted which is intended to ensure that all fuel product excise taxes will be imposed at equal rates for all types of the same products, thus preventing any price differentials from arising on gasoil. The Economics Committee of the Knesset recently approved the above proposed law for a first reading. If the proposed law is enacted as stated in the Law for Arrangements, and the private bill is not enacted, it can be assumed that the enforcement means and punitive measures proposed will not suffice to prevent potential users from violating the law by using gasoil meant for industrial or heating purposes, for transportation purposes, thus making the Company's operations more difficult. Regardless, an increase in the rate of excise tax will cause a significant increase in the level of customer credit.

            c. An amendment to the Excise Tax Law was passed in the Knesset authorizing the director of Customs to extend the credit terms for the payment of excise tax on the sale of fuel products to ten days instead of the five days of credit currently in effect. The Director of Customs subsequently ruled that for the period of November 12, 2000 through December 31, 2000, credit terms for payment of the excise tax will be extended to eight days and, beginning January 1, 2001 credit will be extended to ten days.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES
--------------------------------------------------------------------------------

      a.    INCOME AND EXPENSES FROM INTERESTED AND RELATED PARTIES.

            1.    Consist of:

                                                                  YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------------------
                                               2000                                1999                             1998
                                    -------------------------           --------------------------         -----------------------
                                                                            NIS. (THOUSANDS)
                                    ----------------------------------------------------------------------------------------------
                                    Interested        Related           Interested         Related         Interested     Related
                                    parties           parties           parties            parties         parties        parties
                                    -------           -------           -------            -------         -------        -------
      Financing expenses                 --               --                 --               143            133              112
      Financing income                   --            1,044                 27               714             --              353
      Income from
       management services               --            1,544                 --             6,197             --            6,927
      Purchases                     420,396               --            207,351            10,062             --               --
      Services purchased                786               --                 --                --             --               --

            2. The decision as to the price at which purchases are made from an interested party is determined by comparison to the price at the gate of the Oil Refineries and the prices charged by other competing suppliers a that time. The price paid by Sonol at any given time was lower than any other alternative available at that time. Credit terms were not less than those available from the Oil Refineries in Haifa or from any other supplier.

            3. Other transactions with interested and related parties are conducted in the normal course of business and according to normal credit terms and do not exceed 10% of the Company's transactions. The Company has been granted an exemption in accordance with paragraph 64(3) D of the Securities Regulations (Preparation of Annual Financial Statements (correction) - 1995) from the requirement to disclose transactions with interested parties and affiliated companies made during the normal course of business of the Company.

            4. Sonol purchases most of its fuel products from Oil Refineries Ltd. which is obligated to supply its products to the oil marketing companies at the refinery gate price which is under government control.


      b.    BENEFITS TO INTERESTED PARTIES


                                                                       YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                              NUMBER            2000            1999             1998
                                                OF              -----           -----            -----
                                              PERSONS                       NIS. (THOUSANDS)
                                              -------           ---------------------------------------
       1.  Interested party employed
             by the Company                   1                  3,140           4,596            6,523

       2.  Directors                          13                   952           1,128              715

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000
--------------------------------------------------------------------------------


NOTE 27 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

      c.    BALANCES WITH INTERESTED AND RELATED PARTIES

                                                               YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                          2000                        1999
                                                  ---------------------       ---------------------
                                                                 NIS. (THOUSANDS)
                                                  -------------------------------------------------
                                                  Interested    Related       Interested    Related
                                                  Parties       Parties       Parties       parties
                                                  -------       -------       -------       -------
       CURRENT ASSETS:
      Trade receivables                            1,938        27,928            --         1,507
      Accounts receivable                             --           203            --            73
                                                  ------        ------        ------        ------
                                                   1,938        28,131            --         1,580
                                                  ======        ======        ======        ======
      Loans and capital notes
       to subsidiary companies                                   9,618                      20,385
                                                                ======                      ======

      The highest balance with
        interested parties during the year         4,642                          --
                                                   =====                      ======

      CURRENT LIABILITIES:
      Credit from banks and others                    --            --            --         5,573
      Trade payables                              35,453         4,455        20,545         4,970
      Accounts payable                                --           113        12,780            --
                                                  ------        ------        ------        ------
                                                  35,453         4,568        33,325        10,543
                                                  ======        ======        ======        ======
      The highest balance with
        interested parties during the year        53,293                      33,325
                                                  ------                      ------
      Commitment to purchase fuel
       products  from an interested party         30,049                      34,409
                                                  ------                      ------

NOTE 28 - SUBSEQUENT EVENTS

      On February 1, 2001, the Company, through its subsidiary Granite Hacarmel Communications (2001) Ltd. signed a founders agreement together with other parties including Screen Communication Holdings (2001) Ltd., Ashtrom Industry Holdings Ltd., Egged Touring and Leisure Ltd., Epsilon Investment House Underwriters (1993) Ltd., Zahi Kirel Holdings (2001) Ltd., (in formation) and T.V. Three Ltd. - hereinafter "the Group". In accordance with the above founders agreement, the members of the Group agreed to work together through T.V. Three Ltd. for the purpose of submitting a proposal regarding a tender for obtaining the franchise for television broadcasting rights under the auspices of the new commercial channel - "the third channel". The tender was published by the Second Authority for Television and Radio, in accordance with the Law for the Second Authority for Television and Radio - (1990). The members of the group have committed themselves to invest the financial resources necessary to submit the tender proposal according to a budget to be approved by the Group and, should the Group be awarded the tender, to invest the amounts required by the above Second Authority in order to acquire and operate the franchise. Granite Hacarmel Communication (2001) Ltd.'s share in the Group amounts to 27.02%.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES





NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 29 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS

         The financial records of the Company and its consolidated companies are maintained on a current basis in historical nominal New Israel Shekels.

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


                                                        TRANSLATED TO U.S. DOLLARS
                                                               DECEMBER 31,
                                                         2000              1999
                                                      ----------------------------

CURRENT ASSETS
  Cash and cash equivalents                              5,139            12,731
   Marketable securities                                 3,250             2,546
   Trade receivables                                   193,298           185,506
   Accounts receivable                                  12,831            13,444
   Inventories                                         104,024            94,922
                                                       -------           -------
                                                       318,542           309,149
                                                       -------           -------

INVESTMENTS, LONG-TERM LOANS AND
  RECEIVABLES
 Subsidiaries, affiliated companies
  and others                                            35,310            35,870
 Long-term loans                                        31,584            17,713
 Deferred taxes, net                                     1,741               379
                                                       -------           -------
                                                        68,635            53,962
                                                       -------           -------
FIXED ASSETS
  Cost                                                 309,832           305,859
  Less: Accumulated depreciation                       153,067           144,272
                                                       -------           -------
                                                       156,765           161,587
                                                       -------           -------
INTANGIBLE ASSETS AND DEFERRED
 CHARGES,  NET                                          19,042            14,153
                                                       -------           -------
                                                       562,984           538,851
                                                       =======           =======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 29 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      TRANSLATED TO U.S. DOLLARS
                                                             DECEMBER 31,
                                                         2000              1999
                                                      ----------------------------
CURRENT LIABILITIES
Credit from banks and others
Current portion of convertible                          268,418          280,979
 Debentures                                               2,981            3,091
Trade payable                                            31,836           25,383
Accounts payable                                         57,924           52,311
                                                        -------          -------
                                                        361,159          361,764
                                                        -------          -------

LONG-TERM LIABILITIES
 Long-term loans                                         51,876           38,695
Debentures convertible into shares
 of the Company                                           3,053            6,676
Customers' deposits                                      14,478           15,341
Liabilities for employee rights upon
 retirement, net                                          4,468            3,681
Capital notes issued by a consolidated
  company                                                    53               50
                                                         -------          -------
                                                         73,928           64,443
                                                         -------          -------
MINORITY INTEREST                                         1,531            1,709
                                                         -------          -------
SHAREHOLDERS' EQUITY                                    126,366          110,935
                                                        -------          -------
                                                        562,984          538,851
                                                        -------          -------

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 29 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                               TRANSLATED TO U.S. DOLLARS
                                                 YEAR ENDED DECEMBER 31,
                                            2000             1999             1998
                                            ----             ----             ----
Revenues
 Sales                                     978,886          807,889          793,106
 Less: Government imposts                 (313,010)         316,707          339,228
                                           -------          -------          -------
 Net sales                                 665,876          491,182          453,878
 Other income, net                          15,135            3,243            6,833
                                           -------          -------          -------
                                           681,011          494,425          460,711
                                           -------          -------          -------
Costs and expenses:
 Cost of sales                             537,815          359,414          327,708
  Selling, general and
  Administrative  expenses                  79,998           74,681           76,162
 Depreciation and amortization              19,566           18,072           15,634
 Financing expenses, net                    20,602           21,144            5,903
                                           -------          -------          -------
                                           657,981          473,311          425,407
                                           -------          -------          -------

Operating income before taxes on
  Income                                    23,030           21,114           35,304
Taxes on income                              9,791            8,147           11,695
                                           -------          -------          -------
Operating income after taxes on
 Income                                     13,239           12,967           23,609
Company's share in income
 of affiliates, net                          2,375              367            1,052
Minority interest in  consolidated
 Subsidiaries                                 (605)            (701)            (215)
                                             -------          -------          -------

Net income for the year                     15,009           12,633           24,446
                                            -------          -------          -------

Earnings per ordinary share
(in U.S. dollars):

Primary and fully diluted                     0.11             0.09             0.18
                                            -------          -------          -------

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 29 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       TRANSLATED TO U.S. DOLLARS

                                                               Company's
                                                              shares held               Other
                                                                 by a                 accumulated
                                     Common      Capital      consolidated  Retained  comprehensive
                                     stock       Reserves      company      earnings    income *      Total

 Balance as at
 January 1, 1998                      55,735       36,006        --          84,414          379      176,534
 Changes in 1998:
 Issuance of shares                    3,864       28,300**      --            --            --        32,164
 Net income for the year                --           --          --          24,446          --        24,446
 Unrealized losses on securities        --           --          --            --           (249)        (249)
 Reclassification
   adjustment for gains
   included in net income               --           --          --            --           (146)        (146)
 Gain from the sale of the
  Company's Shares by a
  consolidated Company, net             --             22        --            --            --            22
 Dividend paid                          --           --          --        (120,106)         --      (120,106)
                                      ------       ------       ----        -------          ---      -------
 Balance as December 31, 1998         59,599       64,328        --         (11,246)         (16)     112,665
                                      ------       ------       ----        -------          ---      -------

 Changes in 1999:                                                --
 Net income for the year                                                     12,633          --        12,633
 Dividend paid                          --           --           13        (14,823)         --       (14,810)
 Acquisition of the Company's
 Shares held by a consolidated
 Company                                --           --         (154)          --            --          (154)
 Unrealized gains on securities         --           --          --            --            630          630
 Reclassification adjustment for
  gains included in net income                                                               (29)         (29)
                                      ------       ------       ----        -------          ---      -------
Balance as December 31, 1999          59,599       64,328       (141)       (13,436)         585      110,935
                                      ------       ------       ----        -------          ---      -------
 Changes in 2000:
  Net income for the year               --           --          --          15,009          --        15,009
 Acquisition of the Company's
 Shares held by a consolidated
 Company                                                        (669)                                    (669)
 Conversion of debentures to
 shares                                   97          714        --                                       811
Unrealized gains on securities
 Reclassification adjustment for
  gains included in net income                                   --                          280          280
                                      ------       ------       ----        -------          ---      -------

Balance as December 31, 2000          59,696       65,042       (810)         1,573          865      126,366
                                      ======       ======       ====        =======          ===      =======

* Deriving from unrealized gains (losses) on marketable securities. Tax effect is immaterial.

** Net of issuance stock expenses in the amount of $420 thousand.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

NOTE 29 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

(I) The proceeds of the public offerings have been allocated to the securities issued on the basis of their fair market prices at the beginning of trading on the stock exchange. As a result, the debentures are carried at their discounted values as follows:


                                                         U.S. DOLLARS (THOUSANDS)
                                                              DECEMBER 31,
                                                            2000           1999

Debentures (series 1 and 2) - face value                   6,268          10,253
Discount (series 1) (*)                                      234             486
                                                           -----           -----

                                                           6,034           9,767
Less current portion                                       2,981           3,091
                                                           -----           -----
                                                           3,053           6,676
                                                           -----           -----

(*) The discount is being amortized over the remaining period until maturity.

        See Note 14.B.


(II) The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to be disposed of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 2001, the adoption of SFAS 121 did not have a material effect on the Company.

(III) During 1999, the FASB published a new pronouncement, FAS 133, dealing with the reporting of derivative financial instruments which requires that all derivative financial instruments be recorded in the financial statements at their fair value. FAS 133 is to be applied beginning with the financial statements for the year 2001. The effect of the implementation of FAS 133 on the financial statements is expected to be immaterial.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES                             HOLDINGS AND
--------------------------------------------                             CONTROL AS OF
                                                                         DECEMBER 31, 2000
                                                                               %
                                                                         -----------------
    Consolidated Subsidiaries:
    Sonol Israel Ltd.                                                        100
    Sprint Motors Ltd.                                                       100
    Sprint Motors Agencies (1995) Ltd.                                       100
    Sprint Motors Transport (1999) Ltd.                                      100
    Milchen Sonol Agency Ltd.                                                 67
    Sonol J-M Ltd.                                                            70
    Sonol Dan (1992) Ltd.                                                    100
    Sonol Agencies Shuvas (1996) Ltd.                                        100
    Sonol Cnaan Ltd                                                           51
    Sonol Shani Agencies Ltd.                                                 51
    Sonokal (1999) Limited Partnership                                        51
    Allied Oils and Chemicals Ltd.                                           100
    Sonapco Bank Street Corporation                                          100
    Supergas Israel Gas Distribution Company Ltd.                            100
    Supergas Hanegev Ltd.                                                     65
    Supergas Rehovot  89 Ltd.                                                 90
    M. Solomon & Co. Gas Agencies
      Ashkelon Ltd.                                                           51
    Supergas Hagalil Ltd.                                                    100
    Supergas Etzion Holdings (1997) Ltd.                                     100
    Rav Gas Ltd.                                                              55
    Granite Hacarmel Holdings (1993) Ltd.                                    100
    Granite Hacarmel Properties (1993) Ltd.                                  100
    Granite Hacarmel O.Y. Holdings Ltd.                                      100
    Granite Hacarmel Development
      Holdings Ltd.                                                          100
    Granite Hacarmel Development Ltd.                                        100
    Granite Hacarmel Industries Holdings Ltd                                 100
    Granite Hacarmel Industries Ltd.                                         100
    Granite Hacarmel Y.A. Holdings Ltd.                                      100
    Granite Hacarmel NZV Holdings Ltd.                                       100
    Granite Hacarmel Motorika Holdings Ltd.                                  100
    Granite Hacarmel Energy Holdings Ltd.                                    100
    Granite Hacarmel Energy (1997) Ltd.                                      100
    Granite Hacarmel Tourism Ltd.                                            100
    Sonor Ltd.                                                               100
    Otzem Promotion and Investments (1991) Ltd.                              100
    N.M.R.1998 Ltd.-Mechanization and Automotive
      Equipment Ltd.                                                          51
    Sonol Darom Ltd.                                                         100

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2000

                                                                         HOLDINGS AND
                                                                         CONTROL AS OF
                                                                        DECEMBER 31, 2000
                                                                                %
                                                                        -----------------
                    Affiliated Companies:
                    ---------------------
Texma Chemical Ltd.                                                           50
Yarok Az Ltd.                                                                 22.9
Etzion Gas Products (1998) Ltd.                                               50
Lev Magor Management and Services Ltd.                                        50
Park Cible Management and Holdings Ltd.                                       50
Nitzba Holdings (1995) Ltd.                                                   10.65
Orpak Industries (1983) Ltd                                                   10.1
Mini Israel Ltd.                                                              35
After Holdings Ltd.                                                           50
Kleesson Holdings (1999)  Ltd.                                                50
Park Mini Israel - Limited Partnership                                        35





The above list does not include inactive and/or immaterial affiliated companies and others.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                               2000 ANNUAL REPORT

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                               2000 ANNUAL REPORT






                                TABLE OF CONTENTS


                                                                           PAGE
REPORT OF INDEPENDENT AUDITORS                                             2-3
FINANCIAL STATEMENTS - OF THE COMPANY AND
     CONSOLIDATED - IN ADJUSTED NEW ISRAELI SHEKELS (NIS):
     Balance sheets                                                        4-5
     Statements of income                                                   6
     Statements of changes in shareholders' equity                          7
     Statements of cash flows                                               8-9
     Notes to financial statements                                         10-56

                         REPORT OF INDEPENDENT AUDITORS


To the shareholders of
OPHIR HOLDINGS LTD.


 We have audited the financial statements of Ophir Holdings Ltd. (the "Company") and the consolidated financial statements of the Company and its subsidiaries: balance sheets as of December 31, 2000 and 1999 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We did not audit the financial statements of certain subsidiaries, whose assets included in consolidation constitute approximately 14% and 22% of total consolidated assets as of December 31, 2000 and 1999, respectively, and whose revenues included in consolidation constitute approximately 8%, 9% and 21% of total consolidated revenues included in consolidated revenues and gains for the years ended December 31, 2000, 1999 and 1998, respectively. We did not audit the financial statements of certain associated companies, the Company's interest in which, as reflected in the balance sheets as of December 31, 2000 and 1999, is adjusted NIS 120,904,000 and adjusted NIS 180,904,000, respectively, the Company's share in the excess of losses over profits of which is a net amount of adjusted NIS 293,000 in 2000, and the Company's share in the excess of profits over losses, of which is a net amount of adjusted NIS 4,169,000 in 1999 and adjusted NIS 5,307,000 in 1998. The financial statements of the above subsidiaries and associated companies were audited by other independent auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based solely on the reports of the other independent auditors.

 We conducted our audits in accordance with auditing standards generally accepted in Israel and in the United States, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other independent auditors provide a reasonable basis for our opinion.

 In our opinion, based upon our audits and the reports of the other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 2000 and 1999 and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in Israel. Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1b, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income and shareholders' equity to the extent summarized in note 17.

The special condensed consolidated financial statements which are presented in note 17 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standard No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.









Tel-Aviv, Israel                                      Kesselman & Kesselman
     February 21, 2001                       Certified Public Accountants (Isr.)

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                                 BALANCE SHEETS
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                      CONSOLIDATED                 THE COMPANY
                                                                      ------------                 -----------
                                                                       DECEMBER 31                  DECEMBER 31
                                                                      ------------                 -----------
                                                    NOTE             2000      1999             2000         1999
                                                    ----             ----      ----             ----         ----
                                                                      IN THOUSANDS                 IN THOUSANDS
                                                                      ------------                 ------------
              A S S E T S                           9c
CURRENT ASSETS:                                     13
     Cash and cash equivalents                                   1,770          4,532            310            328
     Short-term loans to shareholders               12b         52,190         79,591         52,190         79,591
     Short-term investments                         14a        143,684          3,866        143,684          3,866
     Accounts receivable                            14b          1,512         16,746          1,214          5,850
                                                               -------        -------        -------        -------
               T o t a l  current assets                       199,156        104,735        197,398         89,635
                                                               -------        -------        -------        -------
LAND - BUSINESS INVENTORY                         1e;9a(2)      12,313         12,313
                                                               -------        -------
INVESTMENTS:                                         13
     Subsidiaries                                     2                                       70,475         69,970
     Associated companies                             3        185,486        185,130        147,560        147,204
     Other companies                                  4        193,431        244,374        193,431        244,374
     Long-term bank deposit, net of
          current maturities                        14c          1,999          5,861          1,999          5,861
                                                               -------        -------        -------        -------
                                                               380,916        435,365        413,465        467,409
                                                               -------        -------        -------        -------
FIXED ASSETS, net of accumulated
     depreciation                                     5        102,560        101,325         58,832         56,484
                                                               -------        -------        -------        -------
                                                               694,945        653,738        669,695        613,528
                                                               =======        =======        =======        =======




                                          )  A. KELNER,
               -------------------------  )  CHAIRMAN OF THE BOARD OF DIRECTORS

                                          )  Y. KAPLAN,
               -------------------------  )  MANAGING DIRECTOR



        Date of approval of the financial statements: February 21, 2001

                                                                            CONSOLIDATED                  THE COMPANY
                                                                            ------------                  -----------
                                                                             DECEMBER 31                   DECEMBER 31
                                                                             -----------                   -----------
                                                            NOTE         2000         1999            2000          1999
                                                            ----         ----         ----            ----          ----
                                                                           IN THOUSANDS                 IN THOUSANDS
                                                                           ------------                 ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY                    9c
CURRENT LIABILITIES:                                        13
     Bank credit                                            14d        28,713         14,800         25,858         12,060
     Accounts payable and accruals                          14e        15,306         31,331         27,615         30,474
     Short-term loan from a company which is
          an interested party                               14f        11,877                        11,877
                                                                      -------        -------        -------        -------
               T o t a l  current liabilities                          55,896         46,131         65,350         42,534
                                                                      -------        -------        -------        -------
LONG-TERM LIABILITIES:                                      13
     Bank loans (net of current
          maturities)                                        6         86,147         93,889         64,609         70,416
     Capital notes to an associated
          company (the Company - and
          a subsidiary)                                      7        151,601        151,601        151,539        151,539
     Liability for employee rights upon
          retirement, net of amount
          funded                                             8             50             45
     Payables in respect of acquisition
          of land - business inventory -
          related parties                                 9a(2)        11,332         11,418
     Deferred income taxes                                 11b          2,638          2,028            933            441
                                                                      -------        -------        -------        -------
               T o t a l  long-term liabilities                       251,768        258,981        217,081        222,396
                                                                      -------        -------        -------        -------
COMMITMENTS AND CONTINGENT
     LIABILITIES                                             9
                                                                      -------        -------        -------        -------
               T o t a l  liabilities                                 307,664        305,112        282,431        264,930
MINORITY INTEREST                                            2             17             28
SHAREHOLDERS' EQUITY                                        10        387,264        348,598        387,264        348,598
                                                                      -------        -------        -------        -------
                                                                      694,945        653,738        669,695        613,528
                                                                      =======        =======        =======        =======




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
         STATEMENTS.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                              STATEMENTS OF INCOME
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                             CONSOLIDATED
                                                                                                             ------------
                                                                                          NOTE       2000       1999         1998
                                                                                          ----       ----       ----         ----
                                                                                                             IN THOUSANDS
                                                                                                             ------------
REVENUES AND GAINS:
     From lease of buildings                                                                 12a     12,863       9,192      6,388
     Share in profits of associated companies - net                                      3;15a(1)                 2,421      6,493
     Shares in profits of subsidiaries - net                                                   2
     Gain on disposal of marketable shares exchanged for shares in another
          company and increase in value of the marketable shares                               4     55,919
     Gain on conversion of marketable shares  designated as a permanent investment into other marketable shares following a merger and
          increase in value of the marketable shares following the conversion                  4      1,769
     Gain on dilution of holding in associated companies resulting
          from sale and issuance of shares to a third party - net                              3                  5,847     13,876
     Gain from sale of land - business inventory                                                                               354
     Gain from sale of investments in other companies                                          4                135,864     11,470
     Gain from sale of partnership in the United States                                                                      5,059
     Gain from sale and increase in value of marketable securities - net                                             80
     Gain from sale of buildings                                                                        453      11,500     15,086
     Dividend received from other companies                                                           8,571         500        485
     Management fees from associated companies and others
          (the Company -and from a subsidiary)                                               12a        840       1,412      1,216
                                                                                                   --------    --------   --------
                                                                                                     80,415     166,816     60,427
                                                                                                   --------    --------   --------
EXPENSES AND LOSSES:
     Share in losses of associated companies - net                                       3;15a(1)       392
     Depreciation of buildings for rent                                                               2,351       2,247      1,234
     Operating cost of buildings for rent                                                               699         677
     Write-down of investments in other companies                                              4      5,400         348      4,054
     Loss from decrease in value of marketable securities - net                                          56                     62
     General and administrative expenses                                                 12a;14i      5,403       5,985      5,348
     Capital loss from sale of fixed assets                                                              33                    254
     Financial expenses - net                                                            12a;14j      1,561       1,841      1,879
                                                                                                   --------    --------   --------
                                                                                                     16,403      11,098     12,831
                                                                                                   --------    --------   --------
INCOME BEFORE TAXES ON INCOME                                                                        64,012     155,718     47,596
TAXES ON INCOME                                                                               11     14,296      64,908     14,420
                                                                                                   --------    --------   --------
INCOME AFTER TAXES ON INCOME                                                                         49,716      90,810     33,176
MINORITY INTEREST IN LOSSES (PROFITS) OF A SUBSIDIARY                                                    11           3        (31)
                                                                                                   --------    --------   --------
NET INCOME FOR THE YEAR                                                                              49,727      90,813     33,145
                                                                                                   ========    ========   ========

                                                                                                           THE COMPANY
                                                                                                           -----------
                                                                                                    2000       1999        1998
                                                                                                    ----       ----        ----
                                                                                                           IN THOUSANDS
                                                                                                           ------------
REVENUES AND GAINS:
     From lease of buildings                                                                       6,537       3,374        317
     Share in profits of associated companies - net                                                            2,421      5,122
     Shares in profits of subsidiaries - net                                                         353       6,171      4,223
     Gain on disposal of marketable shares exchanged for shares in another
          company and increase in value of the marketable shares                                  55,919
     Gain on conversion of marketable shares  designated as a permanent investment into other marketable shares following a merger and
          increase in value of the marketable shares following the conversion                      1,769
     Gain on dilution of holding in associated companies resulting
          from sale and issuance of shares to a third party - net                                              5,847     13,876
     Gain from sale of land - business inventory
     Gain from sale of investments in other companies                                                        135,864     11,470
     Gain from sale of partnership in the United States
     Gain from sale and increase in value of marketable securities - net                                          80
     Gain from sale of buildings                                                                     168       1,896     15,086
     Dividend received from other companies                                                        8,571         500        485
     Management fees from associated companies and others
          (the Company -and from a subsidiary)                                                       840       1,412      1,207
                                                                                                 -------     -------    -------
                                                                                                  74,157     157,565     51,786
                                                                                                 -------     -------    -------
EXPENSES AND LOSSES:
     Share in losses of associated companies - net                                                   392
     Depreciation of buildings for rent                                                            1,371       1,231        197
     Operating cost of buildings for rent                                                            680         546
     Write-down of investments in other companies                                                  5,400         348      4,054
     Loss from decrease in value of marketable securities - net                                      564                     62
     General and administrative expenses                                                           1,509       2,397      1,478
     Capital loss from sale of fixed assets                                                           33                    254
     Financial expenses - net                                                                        988         952      1,039
                                                                                                 -------     -------    -------
                                                                                                  10,937       5,474      7,084
                                                                                                 -------     -------    -------
INCOME BEFORE TAXES ON INCOME                                                                     63,220     152,091     44,702
TAXES ON INCOME                                                                                   13,493      61,278     11,557
                                                                                                 -------     -------    -------
INCOME AFTER TAXES ON INCOME                                                                      49,727      90,813     33,145
MINORITY INTEREST IN LOSSES (PROFITS) OF A SUBSIDIARY
                                                                                                 -------     -------    -------
NET INCOME FOR THE YEAR                                                                           49,727      90,813     33,145
                                                                                                 =======     =======    =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
         STATEMENTS.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                DIFFERENCES FROM
                                                                                                 TRANSLATION OF
                                                                                                FOREIGN CURRENCY
                                                                                                FINANCIAL STATEMENTS
                                                                                                 OF A SUBSIDIARY AND
                                                        SHARE         CAPITAL       RETAINED     ASSOCIATED COMPANY
                                                        CAPITAL       SURPLUS       EARNINGS       (NOTE 1B(4))            TOTAL
                                                        -------       -------       --------       ------------            -----
                                                                                 IN THOUSANDS
                                                                                 ------------
   BALANCE AT JANUARY 1, 1998                           2,672          57,168        185,443         (247)               245,036
   CHANGES DURING 1998:
     Net income                                                                       33,145                              33,145
     Company's share in erosion of capital
     notes issued by associated
          companies                                                                     (128)                               (128)
     Differences from translation of
          foreign currency financial
          statements of a subsidiary
          and associated company                                                                      503                    503
     Proposed dividend                                                               (20,268)                            (20,268)
                                                       -------        -------        -------        -------              -------
BALANCE AT DECEMBER 31, 1998                            2,672          57,168        198,192          256                258,288
CHANGES DURING 1999:
      Net income                                                                      90,813                              90,813
      Differences from translation of
          foreign currency financial
          statements of a subsidiary                                                                 (408)                  (408)
      Erosion in value of dividend proposed in 1998                                      (95)                                (95)
                                                       -------        -------        -------        -------              -------
BALANCE AT DECEMBER 31, 1999                            2,672          57,168        288,910         (152)               348,598
CHANGES DURING 2000:                                                                  49,727                              49,727
      Net income
      Differences from translation of
          foreign currency financial
          statements of a subsidiary                                                                  152                    152
      Difference between the proceeds
          from sale of investments
          in an associated company and
          other companies to a company
          under common control and the book
          value of the investments                                     18,787                                             18,787
      Dividend                                                                       (30,000)                            (30,000)
                                                       -------        -------        -------        -------              -------
BALANCE AT DECEMBER 31, 2000                            2,672          75,955        308,637           -,-               387,264
                                                       =======        =======        =======        =======              =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
         STATEMENTS.

(Continued) - 1
                               OPHIR HOLDINGS LTD.
                             (An Israel Corporation)
                            STATEMENTS OF CASH FLOWS
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                                                              CONSOLIDATED
                                                                                                   ---------------------------------
                                                                                                   2000           1999         1998
                                                                                                   ----           ----         ----
                                                                                                              IN THOUSANDS
                                                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the year                                                                      49,727           90,813    33,145
     Adjustments required to reflect the cash flows from operating activities*                   (60,534)        (130,748)  (32,187)
                                                                                                --------         --------   --------
     Net cash provided by (used in) operating activities                                         (10,807)         (39,935)      958
                                                                                                --------         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of shares in associated companies (including sale to a
        company which is an interested party)                                                      3,234           21,546    17,724
     Proceeds from sale of investment in other companies (including sale to a
        company which is an interested party)                                                     68,509          165,973    23,560
     Proceeds from disposal of marketable shares exchanges for shares in another
        company                                                                                   65,381
     Proceeds from sale of partnership in the United States                                                                   5,060
     Proceeds from sale of land - business inventory                                                                            370
     Repayment of loans to other companies                                                           767
     Investment in associated companies (including capital notes)                                                 (17,096) (264,684)
     Investment in other companies                                                               (19,158)         (23,814)  (26,554)
     Investment in fixed assets (mainly buildings)                                                (4,552)         (10,337)  (16,867)
     Short-term bank deposit                                                                    (130,000)                     5,926
     Withdrawal of long-term bank deposit                                                          3,695            1,780
     Decrease in land - business inventory                                                                                       134
     Receipts on sale of fixed assets (mainly buildings)                                          10,753            3,896     23,866
     Decrease (increase) in short-term loans granted to associated companies                      (2,251)          (6,795)     (656)
     Collection of capital notes from an associated company                                                                  110,621
     Short-term loans to shareholders                                                                             (78,981)
     Collection of short-term loan to shareholders                                                30,000
     Reduction of share capital by another company                                                                    608        334
                                                                                                --------         --------    -------
     Net cash provided by (used in) investing activities                                          26,378           56,780  (121,166)
                                                                                                --------         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term bank loans                                                            (7,831)         (23,832)  (19,383)
     Increase in loan from a company that is an interested company                                 5,621
     Capital notes from associated companies (the Company - and a subsidiary)                                                153,634
     Dividend paid                                                                               (30,000)         (20,363)  (27,519)
     Short-term bank credit - net                                                                 13,910            6,106    (3,784)
                                                                                                --------         --------   --------
     Net cash provided by (used in) financing activities                                         (18,300)         (38,089)   102,948
                                                                                                --------         --------   --------
 TRANSLATION DIFFERENCES ON CASH BALANCES OF
     A SUBSIDIARY OPERATING INDEPENDENTLY                                                            (33)             (64)
                                                                                                --------         --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                             (2,762)         (21,308)  (17,260)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          4,532           25,840     43,100
                                                                                                --------         --------   --------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR                                                1,770            4,532     25,840
                                                                                                ========         ========   ========





                                                                                                         THE COMPANY
                                                                                              -----------------------------------
                                                                                               2000          1999           1998
                                                                                               ----          ----           ----
                                                                                                        IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         -----------------------------------
     Net income for the year                                                                   49,727        90,813        33,145
     Adjustments required to reflect the cash flows from operating activities*                (49,006)     (131,394)      (37,964)
                                                                                             --------      --------      --------
     Net cash provided by (used in) operating activities                                          721       (40,581)       (4,819)
                                                                                             --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of shares in associated companies (including sale to a
        company which is an interested party)                                                   3,234        21,546        17,724
     Proceeds from sale of investment in other companies (including sale to a
        company which is an interested party)                                                  68,509       165,973        23,560
     Proceeds from disposal of marketable shares exchanges for shares in another
        company                                                                                65,381
     Proceeds from sale of partnership in the United States
     Proceeds from sale of land - business inventory
     Repayment of loans to other companies                                                        767
     Investment in associated companies (including capital notes)                                           (17,096)     (264,684)
     Investment in other companies                                                            (19,158)      (23,814)      (26,554)
     Investment in fixed assets (mainly buildings)                                             (4,502)      (10,300)      (16,783)
     Short-term bank deposit                                                                 (130,000)                      5,926
     Withdrawal of long-term bank deposit                                                       3,695         1,780
     Decrease in land - business inventory
     Receipts on sale of fixed assets (mainly buildings)                                           46         3,531        23,866
     Decrease (increase) in short-term loans granted to associated companies                   (2,251)       (6,795)       32,216
     Collection of capital notes from an associated company                                                                82,976
     Short-term loans to shareholders                                                                       (78,981)
     Collection of short-term loan to shareholders                                             30,000
     Reduction of share capital by another company                                                              608           334
                                                                                             --------      --------      --------
     Net cash provided by (used in) investing activities                                       15,721        56,452      (121,419)
                                                                                             --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term bank loans                                                         (5,873)      (21,896)      (17,429)
     Increase in loan from a company that is an interested company                              5,621
     Capital notes from associated companies (the Company - and a subsidiary)                                             153,571
     Dividend paid                                                                            (30,000)      (20,363)      (27,519)
     Short-term bank credit - net                                                              13,792         5,324        (3,772)
                                                                                             --------      --------      --------
     Net cash provided by (used in) financing activities                                      (16,460)      (36,935)      104,851
                                                                                             --------      --------      --------
 TRANSLATION DIFFERENCES ON CASH BALANCES OF
     A SUBSIDIARY OPERATING INDEPENDENTLY
                                                                                             --------      --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                             (18)      (21,064)      (21,387)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         328        21,392        42,779
                                                                                             --------      --------      --------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR                                               310           328        21,392
                                                                                             ========      ========      ========

 (Concluded) - 2
                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                            STATEMENTS OF CASH FLOWS
                         IN ADJUSTED NEW ISRAELI SHEKELS


                                                                                                             CONSOLIDATED
                                                                                                    ------------------------------
                                                                                                    2000          1999        1998
                                                                                                    ----          ----        ----
                                                                                                             IN THOUSANDS
                                                                                                   --------------------------------
* ADJUSTMENTS REQUIRED TO REFLECT THE CASH FLOWS FROM OPERATING ACTIVITIES:
    Income and expenses not involving cash flows:
        Share in losses (profits) of associated companies - net                                       392       (2,421)      (6,493)
        L e s s -  dividends received from an associated company                                    1,139        6,131        8,171
        Share in profits of subsidiaries - net
        Depreciation                                                                                2,431        2,348        1,437
        Deferred income taxes - net                                                                   610       (1,895)       4,745
        Gain on dilution of holding in associated companies resulting from sale
            and issuance of shares to a third party - net                                                       (5,847)     (13,876)
        Gain on disposal of marketable shares exchanged for shares in another
             company and increase in value of the marketable shares                               (55,919)
        Gain on conversion of marketable share designated as a permanent investment into other marketable share following a merger and
             increase in value of the marketable shares following the conversion                   (1,769)
        Minority interest in profits (losses) of a subsidiary                                         (11)          (3)          31
        Gain from sale of investment in other companies                                                        (135,864)    (11,470)
        Liability for employee rights upon retirement                                                   5           35           10
        Gain from sale of partnership in the United States                                                                   (5,059)
        Capital loss (gain) from sale of fixed assets (mainly buildings) - net                       (420)      (9,649)     (14,832)
        Gain from sale of land - business inventory                                                                            (354)
        Loss (gain) from sale and decrease (increase) in value of marketable
             securities - net                                                                         564          (80)          62
        Write-down of investments in other companies                                                5,400          348        4,054
        Erosion in value of principal of (linkage differences on) long-term bank
             loans                                                                                     91                      (563)
        Erosion in value and interest on short-term bank deposit                                   (1,128)
        Erosion in value of (linkage differences on) principal of long-term bank
             deposit                                                                                   (5)                       62
        Erosion in value of short-term loan to a company which is an interested
             party                                                                                    822
        Linkage differences and interest on loans to shareholders                                  (2,599)       (610)
                                                                                                 --------     --------     --------
                                                                                                  (50,397)    (147,507)     (34,075)
                                                                                                 --------     --------     --------

     Changes in operating asset and liability items:
        Decrease (increase) in accounts receivable                                                  5,788        2,153        2,696
        Increase (decrease) in accounts payable and accruals                                      (15,925)      14,606         (808)
                                                                                                 --------     --------     --------
                                                                                                  (10,137)      16,759        1,888
                                                                                                 --------     --------     --------
                                                                                                  (60,534)    (130,748)     (32,187)
                                                                                                 ========     ========     ========


                                                                                                       THE COMPANY
                                                                                              ------------------------------
                                                                                                2000        1999        1998
                                                                                                ----        ----        ----
                                                                                                       IN THOUSANDS
                                                                                               ------------------------------
   *    ADJUSTMENTS REQUIRED TO REFLECT THE CASH FLOWS FROM OPERATING
        ACTIVITIES: Income and expenses not involving cash flows:
   Share in losses (profits) of associated companies - net                                      392      (2,421)     (5,122)
   L e s s -  dividends received from an associated company                                   1,139       6,131       5,949
   Share in profits of subsidiaries - net                                                      (353)     (6,171)     (4,223)
   Depreciation                                                                               1,408       1,271         363
   Deferred income taxes - net                                                                  492      (1,968)      4,496
   Gain on dilution of holding in associated companies resulting from sale and
       issuance of shares to a third party - net                                                          (5,847)   (13,876)
   Gain on disposal of marketable shares exchanged for shares in another company
        and increase in value of the marketable shares                                      (55,919)
   Gain on conversion of marketable share designated as a permanent investment into other marketable share following a merger and increase in value
        of the marketable shares following the conversion                                    (1,769)
   Minority interest in profits (losses) of a subsidiary
   Gain from sale of investment in other companies                                                       (135,864)  (11,470)
   Liability for employee rights upon retirement
   Gain from sale of partnership in the United States
   Capital loss (gain) from sale of fixed assets (mainly buildings) - net                      (135)        (45)    (14,832)
   Gain from sale of land - business inventory
   Loss (gain) from sale and decrease (increase) in value of marketable
        securities - net                                                                        564         (80)         62
   Write-down of investments in other companies                                               5,400         348       4,054
   Erosion in value of principal of (linkage differences on) long-term bank
        loans                                                                                    72                    (460)
   Erosion in value and interest on short-term bank deposit                                  (1,128)
   Erosion in value of (linkage differences on) principal of long-term bank
        deposit                                                                                  (5)                     62
   Erosion in value of short-term loan to a company which is an interested party                822
   Linkage differences and interest on loans to shareholders                                 (2,599)      (610)
                                                                                            --------    --------    --------
                                                                                            (51,619)   (145,256)    (34,997)
                                                                                            --------    --------    --------

Changes in operating asset and liability items:
   Decrease (increase) in accounts receivable                                                 5,304       2,393        (362)
   Increase (decrease) in accounts payable and accruals                                      (2,691)     11,469      (2,605)
                                                                                           --------    --------    --------
                                                                                              2,613      13,862      (2,967)
                                                                                           --------    --------    --------
                                                                                            (49,006)   (131,394)    (37,964)
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

                  In March 2000, the Company separated most of its investment activities in hi-tech companies from its real estate and construction initiation activities, in order to improve the focus of its business activities. This was accomplished by way of selling of all the rights in most hi-tech companies to Ophirtech Ltd. ("Ophirtech"), a company under common control, for approximately adjusted NIS 71 million, an amount representing the fair value of the said investments.

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

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):


         b. ADJUSTED FINANCIAL STATEMENTS:

         1) The financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Israeli Institute. All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 2000 adjusted NIS) - based upon the changes in the Israeli consumer price index - the "Israeli CPI" (see also note 13b).

                  The adjustment of the financial statements is based on the accounts of the Company and its Israeli subsidiaries, maintained in nominal NIS. Condensed nominal Israeli currency data of the Company, on the basis of which its adjusted financial statements were prepared, are presented in note 16.

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

         2) As mentioned in (1) above, these financial statements have been drawn up in accordance with the principles of adjustment prescribed by pronouncements of the Israeli Institute, on the basis of the changes in the Israeli CPI. As to subsidiary and associated company whose financial statements are drawn up in foreign currency, see (4) below.

         3) The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term "cost" signifies cost in adjusted Israeli currency.

         4) A subsidiary and associated company whose financial statements are drawn up in foreign currency

                  For purposes of consolidation or inclusion on the equity basis, the amounts (in foreign currency terms) included in the financial statements of the above companies were treated as follows:

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

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):


                  Differences resulting from the above treatment are carried as a separate item under adjusted shareholders' equity ("differences from translation of foreign currency financial statements of a subsidiary and associated company").

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

         e.       LAND - BUSINESS INVENTORY

                  The land is presented at cost which - in managements' estimation - is lower than market value. According to the agreements for the purchase of land, the Company might pay additional costs of up to 90% of the net sale proceeds, see also note 9a(2).

         f.       INVESTMENTS:

                  1)       Subsidiaries

                           In the Company's accounts, the investments in these companies are accounted for by the equity method.

                  2)       Associated companies:

                           (a) The investments in these companies are accounted for by the equity method.

                           (b) The excess of cost of the investment in associated companies over the Company's share in their equity in net assets at date of acquisition ("excess of cost of investment") represents, in part, the amount attributed to land and buildings in certain companies and amounts not attributed to specific assets (goodwill) in other companies. The amount attributed to land and buildings is amortized in equal annual installments of 4% per year, while the amount attributed to goodwill is amortized in equal annual installments over a period of 10 years, commencing in the year of acquisition.

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

         g.       FIXED ASSETS:

                  1)       These assets are stated at cost.

                  2) Cost of fixed assets includes the Company's share in a joint venture engaged mainly in construction of a building and rental thereof.

                  3) Financial expenses in respect of loans and credit applied to finance the construction of buildings - incurred until construction was completed - were charged to cost of the buildings.

                  4) The assets are depreciated by the straight-line method, on basis of their estimated useful life.

                           Annual rates of depreciation are as follows:

                                                                                                                             %
                                                                                                                             -
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

         k.       CASH EQUIVALENTS

                  The group considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

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

         a.       SUBSIDIARIES CONSOLIDATED ARE AS FOLLOWS:

                  Wholly-owned:

                           Ophir Financing Ltd.

                           Maoz Financial Investments Ltd. - inactive ("Maoz")

                           Merkazim Investments Ltd. a wholly-owned subsidiary of Maoz ("Merkazim")

                           Merkazim New York, Inc. - a wholly-owned subsidiary of Merkazim ("Merkazim New York"). In 2000, Merkazim New York distributed all its assets as a dividend in the amountof $ 932,000 and went into liquidation.

                  80% owned - New Horizons (1993) Ltd. ("New Horizons").

         b.       THE INVESTMENTS ARE COMPOSED AS FOLLOWS:

                                                                     THE COMPANY
                                                                     DECEMBER 31
                                                                 ------------------
                                                                 2000          1999
                                                                 ----          ----
                                                                    ADJUSTED NIS
                                                                    IN THOUSANDS
                                                                 ------------------
Cost of shares                                                     216           216
Share in accumulated undistributed profits                      55,194        54,841
Differences from translation of foreign currency
      financial statements                                                      (152)
Erosion of capital note issued to a subsidiary
      by an associated company                                    (521)         (521)
Merkazim's share in capital surplus derived
      to an associated company - Mivnat Holdings Ltd.
      from sale of its investment in Industrial Buildings
      Ltd. to its shareholders (see note 3c(1))                 15,586        15,586
                                                               -------       -------
                                                                70,475        69,970
                                                               =======       =======

         c.       THE CHANGES IN INVESTMENTS IN 2000 ARE AS FOLLOWS:

                                                                         THE COMPANY
                                                                         -----------
                                                                         ADJUSTED NIS
                                                                         IN THOUSANDS
                                                                         ------------
Balance at beginning of year                                              69,970
  Changes during the year:
      Share in profits of subsidiaries                                       353
      Differences from translation of foreign
           currency financial statements of a subsidiary                     152
                                                                          ------
Balance at end of year                                                    70,475
                                                                          ======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES:


         a.       THE INVESTMENTS ARE COMPOSED AS FOLLOWS:

                                                                   CONSOLIDATED            THE COMPANY
                                                              ---------------------     -------------------
                                                                    DECEMBER 31            DECEMBER 31
                                                              ---------------------     -------------------
                                                             2000         1999          2000           1999
                                                             ----         ----          ----           ----
                                                                     ADJUSTED NIS IN THOUSANDS
                                                              ----------------------------------------------
Equity in net assets:
     Cost of shares                                        12,993         16,007        11,696        14,845
     Share in accumulated undistributed profit
          (including accumulated erosion of capital
          notes) (1)                                       88,542         87,575        67,499        66,245
Differences from translation of foreign currency
     financial statements of associated companies                           (152)
Share in capital surplus derived by Mivnat
     Holdings Ltd. from sale of its investment
     from Industrial Buildings Ltd. to its
     shareholders                                          62,345         62,345        46,759        46,759
                                                         --------       --------      --------      --------
                                                          163,880        165,775       125,954       127,849
Long-term loans (2)                                        21,606         19,355        21,606        19,355
                                                         --------       --------      --------      --------
                                                          185,486        185,130       147,560       147,204
                                                         ========       ========      ========      ========


                  (1) Including gain on dilution of holding in associated companies resulting from sale and issuance of shares to a third party.

                  (2) The loans are linked to the Israeli CPI, bear interest at annual rates of 4%-5% and have no fixed maturity date.

         b.       THE CHANGES IN THE INVESTMENTS IN 2000 ARE AS FOLLOWS:

                                                              CONSOLIDATED   THE COMPANY
                                                              ------------   -----------
                                                              ADJUSTED NIS IN THOUSANDS
                                                              --------------------------
Balance at beginning of year                                  185,130        147,204
Changes during the year:
     Share in losses of associated companies - net               (392)          (392)
     Dividend received                                         (1,138)        (1,138)
     Sale of investment in an associated company to a
          company under common control                         (3,234)        (3,234)
     Long-term loans                                            2,251          2,251
     Capital gain arising from sale of investment in an
          associated company to a company under common
          control                                               2,869          2,869
                                                             --------       --------
Balance at end of year                                        185,486        147,560
                                                             ========       ========

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

         c.       FOLLOWING ARE DETAILS RELATING TO THE ASSOCIATED COMPANIES:

                  1)       Mivnat Holdings ("Mivnat"):

                           (a) Mivnat was established in March 1993, by the Company, the subsidiary Merkazim and others, some of whom are interested parties, for the purpose of acquiring the Israeli Government's shares in Industrial Buildings Ltd. ("Industrial Buildings"). Mivnat purchased the said shares in March 1993 for approximately adjusted NIS 975 million.

                           (b) On December 31, 1998, Mivnat sold its holding in Industrial Buildings its shareholders (including the Company). As part of the transaction, the Company acquired 13% of Industrial Buildings issued and paid ordinary shares - 37,227,210 ordinary shares NIS 1 par value - and 2,978,177 warrants (series 3) of Industrial buildings for a total consideration of adjusted NIS 264,070,000. 32,227,210 of the shares so acquired were pledged to secure loans received from a bank.

                                    In order to secure the exercise of 5,000,000 purchase options (series 1) which were offered to the public, the Company deposited 5,000,000 shares of Industrial Buildings with another bank.

                                    The shares which will remain with the other bank at the end of the exercise period of the purchase options, the proceeds from the exercise of the purchase options and the dividends received in respect of the 5,000,000 shares will be pledged to secure the loan received from the bank as mentioned above.

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

                                    Assuming exercise of all the warrants issued by Industrial Buildings and purchase options, the Company's holdings in Industrial Buildings will decrease from approximately 12.2% to approximately 11.0%.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

                                    Through the third quarter of 1999, the
                                    investment in Industrial Buildings was
                                    accounted for by the equity method.
                                    Following the decrease in shareholding in that company in July 1999 and the Company's Board of Directors' resolution to further reduce the holding therein, and since the Company no longer has significant influence in Industrial Buildings, commencing October 1, 1999, the investment in that company has been reclassified as "investment in another company" at its carrying value in the Company's accounts as of September 30, 1999 and is no longer presented by the equity method.


                           (c) The percentages of holding in Mivnat at December 31, 2000 and 1999 are as follows:




                                                                                                                             %
                                                                                                                           -----
                                    Consolidated - the Company and Merkazim                                                25.00
                                                                                                                           =====
                                    The Company                                                                            18.70
                                                                                                                           =====


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

                           The Company, which held 1/6 of the ownership and control of each of the Shmey-Bar companies until that date, decided to take advantage of the above offer and invest approximately adjusted NIS 10.7 million in shares, purchase options and owners' loans of the Shmey-Bar companies. Assuming exercise of the options, this investment will give the Company an additional 5.6% holding in the Shmey-Bar companies.

                           In 1999, the Company invested approximately adjusted NIS 5,972,000 in the Shmey-Bar companies. As a result of this investment, the Company recorded excess of cost amounting to approximately adjusted NIS 5,228,000. This excess of cost was attributed to land and buildings.

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

                  5)       Lysh The Coastal High-way Ltd. ("L1")

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

                           BHL developed 16,850 square meters of land owned by the Israel Lands Administration (the "Administration"), in accordance with resolution 717 of the Administration. A commercial project occupying approximately 9,300 square meters was constructed on that land. The Company's share in L1 is approximately 25% (its share in the project being approximately 12.5%). The construction costs for the commercial project as of December 31, 2000 are approximately adjusted NIS 83.4 million. The project was commercialized in March 2000. As of December 31, 2000, the Company had invested approximately adjusted NIS 5 million in L1.

                           The Company has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2000, BHL had taken bank loans for approximately adjusted NIS 60.4 million, drawn on a credit line extended by the bank in connection with the project.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

                  6) Cipheractive Ltd. (formerly - SVIS, Secure Video Systems Ltd.; "Cipheractive")

                           Cipheractive is a privately held Israeli company, which was established in 1995 and is engaged in developing development of algorithms and software for video encryption and recovery of data and for speeding up of data.

                           In 1997, the Company invested approximately adjusted NIS 1,012,000 in Cipheractive, for 23% of the ownership and control of that company.

                           In 1999, the Company invested approximately adjusted NIS 1,032,000 in Cipheractive. In 2000, the Company invested a further amount of approximately adjusted NIS 1,104,000.

                           As stated in note 1a, in march 2000, the company separated most of its investment activities in hi-tech companies from its real and construction initiation activities, in order to improve the focus of its business activities.

                           As part of this separation process, the Company sold its investment in Cipheractive to Ophirtech, a company under common control, for approximately adjusted NIS 3,234,000, an amount representing the fair value of the said investment. The difference between the proceeds and the book value is carried to the Company's capital surplus, in accordance with the Israeli Securities (Presentation in Financial Reports of Acts between Body Corporate and its Controlling Member) Regulations, 1996, see also note 4(t).

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES:

                                                                     CONSOLIDATED AND
                                                                       THE COMPANY
                                                                  ----------------------
                                                                       DECEMBER 31
                                                                  ----------------------
                                                                   2000           1999
                                                                  -------        -------
                                                                     ADJUSTED NIS IN
                                                                        THOUSANDS
                                                                  ----------------------
Dovrat, Shrem - Keren Shakim 92 Ltd. ("Keren Shakim") (a)                            341
Mahalachim Investment in Technology Ltd. ("Mahalachim") (b)         1,380          1,380
Carmel Biosensor Ltd. ("Carmel") (c)                                               1,046
Industrial Buildings - quoted shares and quoted warrants (d)      191,019        191,485
Mainsoft Corporation ("Mainsoft") (e)                                              1,162
Netformx Ltd. ("Netformx") (f)                                                     4,280
Elpas Electro-optic Systems Ltd. ("Elpas") (g)                                     4,918
NogaTech Inc. ("NogaTech") (h)                                                     5,895
Combox Ltd. ("Combox") (i)                                                         9,473
RealM Technologies Ltd. ("RealM") (j)                                              1,362
Romidot Ltd. ("Romidot") (k)                                                       2,571
Omegon Networks Ltd. ("Omegon") (formerly - Attune
    Networks Ltd.) (l)                                                             6,173
Camelot Information Technologies Ltd. ("Camelot") (m)                              5,178
StoreAge Networking Technologies Ltd. ("StoreAge") (n)                             4,420
Indocs Online Ltd. ("Indocs") (o)                                                  1,249
Pelican Security Ltd. ("Pelican") (p)                                                437
Expand Networks Ltd. ("Expand") (q)                                                2,302
Memadim Investments Ltd. ("Memadim") (r)                              998            702
Zactus Inc. ("Zactus") (s)                                             34
                                                                  -------        -------
                                                                  193,431        244,374
                                                                  =======        =======

         (a) The Company holds 2.9% of the shares of Keren Shakim. The main activity of Keren Shakim is investment in business and securities. Its investments consist mainly of capital investments, primarily in Israel. The investment as of December 31, 2000 and 1999 is presented net of write-down of adjusted NIS 1,120,000. In 1999, a Court approved a reduction of share capital in Keren Shakim. The Company's part in the refund of capital was adjusted NIS 608,000.

                  In 2000, Keren Shakim commenced liquidation procedures and started distributing liquidation dividends.

         (b) Mahalachim is a venture capital fund. The Company holds shares conferring upon it a 5% holding in this company. The investment as of December 31, 2000 and 1999 is presented net of write-down of adjusted NIS 2,146,000.

         (c) The Company held preferred shares convertible into ordinary shares, that conferred upon it a 12% holding in Carmel. Carmel develops products to measure the concentration of glucose in the blood without using the mechanical instruments currently available. In 2000, the Company invested adjusted NIS 542,000 in Carmel.

                  At December 31, 1999 the investment is presented net of write-down of adjusted NIS 4,000,000.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

                  In March 2000, the Company sold the investment in Carmel to Ophirtech, see (t) below.

         (d) Industrial Buildings is engaged in initiation, and construction, of buildings for industry, designated for rental and sale, and in the management of land development and infrastructure preparation for residence and industry.

                  The shares of Industrial Buildings are traded on the Tel-Aviv Stock Exchange. The market value of the holdings of the Company in the shares of Industrial Buildings at December 31, 2000 and 1999 is approximately adjusted NIS 208.2 million and adjusted NIS 223.6 million, respectively.

                  As stated in note 3c(1), on December 31, 1998, the Company purchased a part of the Industrial Buildings warrants held by Mivnat. The warrants expired in May 2000.

                  See also note 3c(1).

         (e) The Company holds shares conferring upon it approximately 3% in Mainsoft. Mainsoft is engaged in the development, production and marketing of software tools for software developers.

                  In 1998, the Company granted Mainsoft loans denominated in dollars. The loans bore interest at the annual rate of 10%. The loans were repaid in 2000.

                  At December 31, 1999, the investment is presented net of write-down of adjusted NIS 2,906,000.

                  In March 2000, The Company sold its investment in Maisoft to Ophirtech, see (t) below.

         (f) In February 1998, the Company acquired debentures convertible into shares of Netformx, which is engaged in development, marketing and support of software designed for planning, operation and maintenance of computer networks. In December 1998, the debentures were converted into shares.

                  In 1999, the Company invested adjusted NIS 784,000 in
                  Netformx.

                  At December 31, 1999 the Company held 4.4% of Netformx shares.

                  At December 31, 1999, the investment is presented net of write-down of adjusted NIS 1,013,000.

                  In March 2000, the Company invested adjusted NIS 3,996,000 in Netformx.

                  In March 2000, the company sold its investment in Netformx to Ophirtech Ltd., see (t) below.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

         (g) In 1998, the Company invested in Elpas, a company engaged in development, production and marketing of wireless asset and people tracking systems for hospitals and intelligent buildings, based on infrared technology.

                  In August 1999, the Company invested additional adjusted NIS 964,000 in Elpas.

                  In March 2000, the Company sold its investments in Elpas to Ophirtech Ltd., see (t) below.

         (h) In July 1998, the Company purchased 7.1% (on a fully diluted basis) of the shares of NogaTech, a U.S. corporation with a research and development center in Israel, which is engaged, in development, manufacturing and marketing of video communication compression technology.

                  On May 17, 2000, NogaTech issued 3,500,000 shares in an initial public offering in the United States for $12 per share. The net proceeds from the offering aggregated approximately $35 million. The Company held approximately 828,000 shares, which constituted approximately 5.6% of the share capital of NogaTech following the offering.

                  On August 23, 2000, NogaTech entered into a merger agreement under which it agreed that each share of NogaTech would be converted into 0.166 shares of Zoran Corporation (a U.S. Corporation), the shares of which are listed on the NASDAQ; ("Zoran").

                  In consideration for the NogaTech shares it held, the Company received 137,567 Zoran shares. The Zoran shares are presented among current assets in the balance sheet as of December 31, 2000, at their market value at that date.

         (i) In 1998, the Company purchased 18.75% of the shares of Combox which is engaged in the development, manufacturing, marketing and sale of high speed data transmission systems for cable TV and satellite network wireless and related technology. In addition, the Company was granted an eighteen month option for the purchase of an additional 5.9% of Combox's shares.

                  The Company exercised the option in December 1999, for the exercise price of adjusted NIS 3,170,000. Combox raised $5.25 million in a private placement (including exercise of options). Following the private placement and the exercise of the options, the Company held approximately 19.7% of Combox's capital.

                  On February 4, 2000, the Company entered into an agreement with Terayon Communication Systems (a U.S. corporation) the shares of which are listed on the NASDAQ; ("Terayon"). Under that agreement, the Company sold Terayon its shareholding in Combox and Terayon purchased the remaining share capital of Combox from its other shareholders. The transaction was consummated on April 18, 2000.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

                  Under that agreement, in consideration for its shares in Combox, the Company received 301,998 Terayon shares and approximately $50,000 in cash. Of those shares, 33,574 are being held in trust as security for representations made to Terayon.

                  In July 2000, the Company sold 268,424 Terayon shares for approximately $19.4 million. As a result of that sale, the Company had a profit of adjusted NIS 56 million.

                  As of December 31, 2000, the market value of the remaining shares, which are held in trust, as above, is approximately adjusted NIS 551,000.

         (j) In October 1998, the Company invested in RealM, which is engaged in development of video broadcasting equipment allowing interaction between the viewers and program presenter, using the internet infrastructure.

                  In 1999, the Company invested adjusted NIS 1,254,000 in RealM. In 2000, the Company invested a further adjusted NIS 1,731,000 in RealM. The Company's shareholding in RealM was approximately 14%.

                  In March 2000, the Company sold its holding in RealM to Ophirtech, see (t) below.

         (k) In December 1998, the Company acquired shares in Romidot, a company engaged in development, production and marketing of precision measurement systems for the non-ferrous metal and plastic industries.

                  Romidot is an associated company of an interested party.

                  In March 2000, the Company invested an additional adjusted NIS 41,000 in Romidot and in January 2000, the Company invested an additional adjusted NIS 370,000 IN Romidot.

                  In March 2000, the Company sold its holdings in Romidot to Ophirtech, see (t) below.

         (l) In 1999, the Company purchased shares conferring thereon approximately 16.8% holdings in Omegon. Omegon is engaged in development of a software system to allow quick and uninterrupted identifications of problems and technical difficulties on various communications networks.

                  In March 2000, the Company sold its investment in Omegon to Ophirtech, see (t) hereafter.

         (m) In July 1999, the Company invested in Camelot, which is engaged in development of security software designed to automatically control access to computer networks within enterprises and real-time detection and response to security breaches by unauthorized users.

                  In March 2000, the Company sold its holdings in Camelot to Ophirtech, see (t) below.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

         (n) In November and December 1999, the Company invested in StoreAge, which is engaged in the development of software and innovative Storage Area Network storage solutions for communications networks. The Company's shareholding in StoreAge is approximately 12.8%.

                  StoreAge is partly held by an interested party.

                  In March 2000, the Company sold its holdings in StoreAge to Ophirtech, see (t) below.

         (o) In December 1999, the Company invested adjusted NIS 1,243,000 in Indocs, which is engaged in the development of software for E-commerce technological applications in the printing field, via the internet and web uses.

                  In March 2000, the Company completed its planned investment in Indocs, after investing a further adjusted NIS 4,015,000.

                  In March 2000, the Company sold its holdings in Indocs to Ophirtech, see (t) below.

         (p) Pelican is a privately held Israeli company, which was established in 1997 and is engaged in developing solutions to the problem of safeguarding information on the internet against viruses and hackers.

                  In December 1997, the Company invested adjusted NIS 2,916,000 in Pelican.

                  The Company invested another adjusted NIS 1,059,000 in Pelican in May 1999, and a further adjusted NIS 1,224,000 in the first quarter of 2000.

                  In March 2000, the Company sold its holdings in Pelican to Ophirtech, see (t) below.

         (q) Expand is a privately held Israeli company engaged in developing technology designed to accelerate communications over diverse network infrastructures (including E1, T1 and frame relay lines) and improve broadband efficiency.

                  In December 1997, the Company invested adjusted NIS 2,839,000 in capital of Expand, and a further adjusted NIS 3,856,000 in 1999.

                  In March 2000, the Company sold its investment in Expand to Ophirtech, see (t) below.

         (r) Memadim was established in 1995 by the Company, along with a group of companies one of which is Industrial Buildings, for the purpose of real estate development. The Company directly holds 10% of the ownership and control of Memadim and Industrial Buildings holds 40% of the ownership and control of Memadim.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

         (s) In November 2000, the Company purchased the entire holdings of Ophirtech in Zactus (approximately 13.8%, on a fully diluted basis) for approximately adjusted NIS 5,434,000.

                  Zactus is engaged in the development of a web site for the community of musicians, film producers and amateurs. The site is scheduled to supply contents, communications infrastructure and commerce possibilities.

                  The investment as of December 31, 2000, is presented net of a write-down of approximately adjusted NIS 5,400,000.

         (t) As stated in note 1a, in March 2000, the Company separated most of its investment activities in hi-tech companies from its real estate and construction initiation activities, in order to improve the focus of its business activities.

                  This was accomplished by way of selling of all the rights in most hi-tech companies to Ophirtech, a company under common control, for approximately adjusted NIS 71 million (including NIS 3.2 million in respect of the shares of an associated company, see note 3c(6)), an amount representing the fair value of the said investments. The difference between the proceeds and the book value - adjusted NIS 18.8 million - is carried to the Company's capital surplus, in accordance with the Securities (Presentation in Financial Reports of Acts between Body Corporate and its Controlling Member) Regulations, 1996.

                  Following is a list of the companies that were sold, their book value and the proceeds from sale:

                                                                      BOOK        PROCEEDS -
                                                                     VALUE        FAIR VALUE
                                                                     -----------------------
                                                                          ADJUSTED NIS
                                                                          IN THOUSANDS
                                                                     -----------------------

                    Carmel                                             1,046            2,904
                    Mainsoft                                             472            1,273
                    Netformx                                           8,315            9,629
                    Elpas                                              4,918            4,968
                    RealM                                              1,670            1,827
                    Romidot                                            2,943            3,260
                    Omegon                                             6,173            6,574
                    Camelot                                            5,178            5,207
                    StoreAge                                           4,420            4,427
                    Indocs                                             5,280            5,285
                    Pelican                                            1,668            5,802
                    Expand                                             2,302            9,147
                    Zactus (payment on account of investment)*         1,228            1,228
                    Interlink*                                         4,936            4,936
                    Techimage*                                         2,046            2,046
                                                                     -------          -------
                                                                      52,595           68,513
                                                                     =======          =======


                    * Purchased in the first quarter of 2000.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - FIXED ASSETS:

         a. COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, AND CHANGES THEREIN DURING 2000, ARE AS FOLLOWS:

                                                         COST                                    ACCUMULATED DEPRECIATION
                                     ---------------------------------------------   -----------------------------------------------

                                                             IN RESPECT                                       IN RESPECT
                                                                OF                                                OF
                                     BALANCE AT   ADDITIONS  RETIREMENTS   BALANCE   BALANCE AT   ADDITIONS   RETIREMENTS    BALANCE
                                     BEGINNING     DURING      DURING       AT END   BEGINNING     DURING       DURING       AT END
                                      OF YEAR     THE YEAR    THE YEAR     OF YEAR    OF YEAR     THE YEAR     THE YEAR      OF YEAR
                                     ----------   ---------  -----------   --------  ----------   ---------   -----------    -------
                                                ADJUSTED NIS IN THOUSANDS                        ADJUSTED NIS IN THOUSANDS
                                     ----------------------------------------------  -----------------------------------------------
Consolidated:
   Buildings - leased
      (including land)               122,579      4,532                    127,111    22,210        2,351                    24,561
   Machinery and equipment               977                    977                      309                       309
   Vehicles                              289                    140            149        96           43                       139
   Office furniture and equipment
      (including computers and
      peripheral equipment)              208         20         228                      113           37          150
                                    --------    -------     -------       --------   -------      -------      -------      -------
                                     124,053      4,552       1,345        127,260    22,728        2,431          459       24,700
                                    ========    =======     =======       ========   =======      =======      =======      =======
The Company:
   Building - leased out (including   56,988      4,482                     61,470     1,267        1,371                     2,638
   land)
   Machinery and equipment               977                    977                      309                       309
   Office furniture and equipment
      (including computers and
      peripheral equipment)              208         20         228                      113           37          150
                                    --------    -------     -------        -------   -------      -------      -------      -------
                                      58,173      4,502       1,205         61,470     1,689        1,408          459        2,638
                                    ========    =======     =======        =======   =======      =======      =======      =======

                                             DEPRECIATED
                                              BALANCE AT
                                         --------------------
                                              DECEMBER 31
                                         --------------------
                                           2000        1999
                                         -------      -------
                                       ADJUSTED NIS IN THOUSANDS
                                       -------------------------
Consolidated:
   Buildings - leased
      (including land)                   102,550      100,369
   Machinery and equipment                                668
   Vehicles                                   10          193
   Office furniture and equipment
      (including computers and
      peripheral equipment)                                95
                                         -------      -------
                                         102,560      101,325
                                         =======      =======
The Company:
   Building - leased out (including
   land)                                  58,832       55,721
   Machinery and equipment                                668
   Office furniture and equipment
      (including computers and
      peripheral equipment)                                95
                                         -------      -------
                                          58,832       56,484
                                         =======      =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - FIXED ASSETS (continued):

         b.       THE COMPANIES' RIGHTS IN REAL ESTATE ARE AS FOLLOWS:

                                                                                                  ACCUMULATED
                                                                            C O S T              DEPRECIATION
                                                                     --------------------      ------------------
                                                                          DECEMBER 31             DECEMBER 31
                                                                     --------------------      ------------------
                                                                      2000         1999         2000        1999
                                                                     -------      -------      ------      ------
                                                                               ADJUSTED NIS IN THOUSANDS
                                                                     --------------------------------------------
The Company:
    Building - leased out - on land jointly leased with another company for 44 years ending October 31, 2037 -
       (the Company's share - 70%) (1)                                61,470       56,988       2,638       1,267
                                                                     -------      -------      ------      ------

Merkazim:
    Buildings on subsidiary's land (2)                                 8,861        8,811       2,760       2,638
    Buildings jointly owned with
       an interested party - the subsidiary's
       share - 50%                                                    11,175       11,175       3,230       3,043
    Buildings on land leased for
       49 years ending March 24, 2022 -
       80% of lease fees are capitalized                              28,545       28,545       8,985       8,547
    Buildings on land leased for
       49 years ending March 31, 2025 -
       80% of lease fees are capitalized                               5,743        5,743       1,822       1,745
    Buildings on land leased for
       49 years ending March 31, 2021                                 11,317       11,317       5,126       4,970
                                                                     -------      -------      ------      ------
       T o t a l - Merkazim                                           65,641       65,591      21,923      20,943
                                                                     -------      -------      ------      ------
       T o t a l - consolidated                                      127,111      122,579      24,561      22,210
                                                                     =======      =======      ======      ======

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

         b. The loans mature in the following years after the balance sheet dates:

                                                 CONSOLIDATED               THE COMPANY
                                              --------------------      ------------------
                                                  DECEMBER 31              DECEMBER 31
                                              --------------------      ------------------
                                               2000         1999         2000        1999
                                              -------      -------      ------      ------
                                                       ADJUSTED NIS IN THOUSANDS
                                              --------------------------------------------
First year - current maturities                 7,830        7,827       5,874       5,868
                                              -------      -------      ------      ------
Second year                                     7,831        7,824       5,873       5,868
Third year                                      7,831        7,824       5,873       5,868
Fourth year                                     7,831        7,824       5,873       5,868
Fifth year                                      7,831        7,824       5,873       5,868
Sixth year and thereafter (through 2013)       54,823       62,593      41,117      46,944
                                              -------      -------      ------      ------
                                               86,147       93,889      64,609      70,416
                                              -------      -------      ------      ------
                                               93,977      101,716      70,483      76,284
                                              =======      =======      ======      ======

         c. As to pledges to secure the loans and limitations relating to them, see note 9c.

NOTE 7 - CAPITAL NOTES:

         a.       On December 31, 1998, as part of a transaction in which Mivnat
                  - an associated company - sold all its shares in Industrial Buildings (see note 3c(1)(b)), the Company and a subsidiary issued to Mivnat capital notes in the amount of adjusted NIS 153,634,000 (par value - NIS 151,601,000), of which adjusted NIS 115,296,000 (par value - NIS 113,770,000) - the Company.

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

         The companies' severance pay liability to their employees is covered mainly by regular deposits with recognized severance pay funds in the employees' names and/or by purchase of insurance policies. The amounts funded as above are not reflected in the balance sheets since they are not under the control and management of the companies.

         The amount of liability for severance pay presented in the balance sheets reflects that part of the liability not covered by the funds mentioned above.


NOTE 9 - COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN
              RESPECT OF LIABILITIES:

         a.       COMMITMENTS:

                  1) The Company is committed to invest approximately adjusted NIS 5,860,000 in a joint venture (see also note 4(r)) with interested parties and others (the Company's share is 10%). The joint venture will acquire land for construction of buildings for lease. The Company's share in the cost of the buildings is approximately $ 30 million.

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

                  3) The Company is committed to provide guarantees under an agreement with L1 (see note 3c(5)).

         b.       CONTINGENT LIABILITIES:

                  1) The Company and Merkazim have each provided guarantees to secure the long-term bank loans of the other.

                  2) In March 1995, a lawsuit for a commission of approximately adjusted NIS 704,000 in respect of acquisition of real estate was brought against the Company. The Magistrate's Court ruled in favor of the Company. So far, management is not aware of an appeal against that ruling.

                  3) The Company has provided guarantees for 10% of the debts of Memadim to banks. The guarantee is limited to adjusted NIS 118 million ($ 30 million), see a(1) above and note 4(r). The balance of the loans so guaranteed is approximately adjusted NIS 77 million as of December 31, 2000.

                  4) As to a contingent liability towards purchasers of purchase options for the shares of Industrial Buildings, see note 3c(1).

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

                  6) In May 2000, a legal claim was lodged against the Company and a subsidiary in respect of bodily injury to an employee of a contractor who worked on construction of a building belonging to the subsidiary. The amount of the claim is compatible with the claim's being under the jurisdiction of the Magistrate's Court. In Management's opinion, the Company will not bear any costs in respect of this claim, since it has appropriate insurance coverage.

                  7)       As to contingent liabilities to tax authorities, see
                           note 11e, f and g.

         c.       PLEDGES AND RESTRICTIONS IN RESPECT OF LIABILITIES:

                  1) To secure repayment of long-term bank loans in a total amount at December 31, 2000 of adjusted NIS
                           93.9 million - consolidated and adjusted NIS 64.6 million - the Company, the Company and Merkazim have undertaken towards the bank that the Company's shareholders' equity will not fall below adjusted NIS 71 million, the total consolidated liabilities will not be more than 3.25 times the shareholders' equity and the average annual net income, at any time, will not fall below adjusted NIS 6.9 million for the last three years.
                           The shares in Industrial Buildings have also been pledged as security for these loans, see note 3c(1).

                  2) To secure repayment of long and short-term bank loans of third parties, designated for financing a building for rent under construction - in Netanya, the balance of which is adjusted NIS 12.2 million as of December 31, 2000, the Company mortgaged its rights in the building.

                  3) A short-term bank deposit of approximately adjusted NIS 131 million (see note 14a) has been pledged as security for loans granted to the Company's shareholders, proportionately to their holdings in the Company.

NOTE 10 - SHARE CAPITAL

              Composed at December 31, 2000 and 1999 as follows:

                                    NUMBER OF SHARES                  AMOUNT IN NIS
                                -------------------------      ---------------------------
                                               ISSUED AND                       ISSUED AND
                                AUTHORIZED        PAID         AUTHORIZED          PAID
                                ----------     ----------      ----------       ----------
Ordinary shares of NIS 0.001
    par value                     160,000        100,000             160             100
                                  =======        =======         =======         =======
Deferred shares of NIS 0.0001
    par value*                          3              3          0.0003          0.0003
                                  =======        =======         =======        ========

                  * The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME:

         a. MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX (INFLATIONARY ADJUSTMENTS (LAW, 1985

                  Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. The Company and its Israeli subsidiaries are taxed under this law.

         b.       DEFERRED INCOME TAXES:

                  1) The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

                                                CONSOLIDATED                                     THE COMPANY
                                  ---------------------------------------------   --------------------------------------------
                                  DEPRECIABLE         PROFITS                     DEPRECIABLE          PROFITS
                                     FIXED          OF INVESTEE                      FIXED           OF INVESTEE
                                    ASSETS*          COMPANIES          TOTAL       ASSETS*           COMPANIES        TOTAL
                                  -----------       -----------         -----     -----------        -----------       -----
                                              ADJUSTED NIS IN THOUSANDS                      ADJUSTED NIS IN THOUSANDS
                                  ---------------------------------------------   --------------------------------------------
Balance at January 1, 1999           1,604              2,319            3,923          90               2,319          2,409
Changes in 1999 -
    amounts carried to income          424             (2,319)          (1,895)        351              (2,319)        (1,968)
                                   -------            -------          -------     -------             -------        -------
Balance at December 31, 1999         2,028                -,-            2,028         441                 -,-            441
                                                      =======                                          =======
Changes in 2000 -
    amounts carried to income          610                                 610         492                                492
                                   -------                             -------     -------                            -------
Balance at December 31, 2000         2,638                               2,638         933                                933
                                   =======                             =======     =======                            =======

         * Taking into account the provisions of Opinion 40 of the Israeli Institute, see c. below.

                  2)       The deferred taxes are computed at the rate of 36%.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

         c. UNDEPRECIATED BALANCE OF COST OF FIXED ASSETS - THE PORTION IN RESPECT OF WHICH DEFERRED TAXES HAVE NOT BEEN PROVIDED

                  The balance of undepreciated cost of certain depreciable fixed assets includes the amounts detailed below which will not be allowed for tax purposes by way of depreciation or as cost upon realization of the assets. These amounts are regarded as permanent differences (in respect of which no deferred taxes are to be provided) in accordance with Opinion 40 of the Israeli Institute:

                                                       CONSOLIDATED
                                                   ---------------------
                                                    2000          1999
                                                   -------       -------
                                                       ADJUSTED NIS
                                                       IN THOUSANDS
                                                   ---------------------
      Balance at beginning of year                  19,954        21,403
      Decrease in the above balance due
          to depreciation charge for the year         (707)       (1,449)
                                                   -------       -------
      Balance at end of year                        19,247        19,954
                                                   =======       =======

         d.       TAXES ON INCOME INCLUDED IN THE INCOME STATEMENTS:

                  1)       As follows:

                                           2000         1999         1998
                                          ------      -------       ------
                                              ADJUSTED NIS IN THOUSANDS
                                          --------------------------------
     Consolidated:
         Current                          13,686       66,803        9,675
         Deferred, see also b. above         610       (1,895)       4,745
                                          ------      -------       ------
                                          14,296       64,908       14,420
                                          ======      =======       ======
     The Company:
         Current                          13,001       63,246        7,061
         Deferred, see also b. above         492       (1,968)       4,496
                                          ------      -------       ------
                                          13,493       61,278       11,557
                                          ======      =======       ======

                       Current taxes are computed at the tax rates of 36%.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - TAXES ON INCOME (continued):

                  2) Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

                                                                                           2000         1999          1998
                                                                                          -------      -------       -------
                                                                                              ADJUSTED NIS IN THOUSANDS
                                                                                          ----------------------------------
    Consolidated:
        Income before taxes on income as reported in the income statements                 64,012      155,718        47,596
        A d d (less) - share in losses (profits) of associated companies - net                392       (2,421)       (6,493)
                                                                                          -------      -------       -------
    B a l a n c e - income                                                                 64,404      153,297        41,103
                                                                                          =======      =======       =======
        Theoretical tax expense                                                            23,185       55,187        14,797
        Increase (decrease) in taxes resulting from permanent
           differences - the tax effect:
           Disallowable deductions                                                          2,102          198         2,437
           Taxes on income subject to different rates - dividends
               received from other companies                                               (3,085)        (180)
           Income taxed by a different tax method:
               Gain from sale of buildings                                                                              (801)
               Gain from sale of investment in another company                                290        8,000        (2,767)
           Income taxed at a different tax rate - gain from sale of
               investment in a partnership                                                                              (346)
           Sundry - net*                                                                    1,804        1,703         1,100
        Decrease in taxes resulting from use of items for which no
           deferred taxes were created in previous years                                  (10,000)
                                                                                          -------      -------       -------
        Taxes on income for the reported year                                              14,296       64,908        14,420
                                                                                          =======      =======       =======
    The company:
        Income before taxes on income, as reported in the income statements                63,220      152,091        44,702
        A d d (less) - profits of subsidiaries and share in profits of associated
           companies - net                                                                     39       (8,592)       (9,345)
                                                                                          -------      -------       -------
    B a l a n c e - income                                                                 63,259      143,499        35,357
                                                                                          =======      =======       =======
        Theoretical tax expense                                                            22,773       51,660        12,728
        Increase (decrease) in taxes resulting from permanent
           differences - the tax effect:
           Disallowable deductions                                                          2,067          150         1,472
           Taxes on income subject to different rates -
               dividends received from other companies                                     (3,085)        (180)
           Income taxed by a different method:
               Gain from sale of buildings                                                                              (801)
               Gain from sale of investment in another company                                290        8,000        (2,767)
           Sundry - net*                                                                    1,448        1,648           925
        Decrease in taxes resulting from use of items for which no
           deferred taxes were created in previous years                                  (10,000)
                                                                                          -------      -------       -------
        Taxes on income for the reported year                                              13,493       61,278        11,557
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

         f.       LIABILITY FOR REAL ESTATE ACQUISITION TAX AND LAND
                  APPRECIATION TAX

                  In 2000, the Company received an assessment for the payment of acquisition tax of adjusted NIS 1.1 million in respect of the purchase of shares in the Shmey-Bar companies (see note 3c(2), two of which, the Company claims, are not property associations.

                  In 2000, the Company received land appreciation tax assessment in the amount of adjusted NIS 439,000 in respect of the part of the building sold by the joint venture (see note 5b(1)). The Company has appealed this assessment. Management is of the opinion that there is no basis for that assessment; consequently, no provision therefor has been made.

         g.       TAX ASSESSMENTS

                  The Company has received final tax assessments through tax year 1995.

                  Maoz has received final tax assessments through tax year 1990. Ophir Financing Ltd. has received final tax assessments through tax year 1987. Merkazim has received final tax assessments through tax year 1995. New Horizons has not been assessed for tax purposes since incorporation.

                  The Company's tax returns for the years 1996-1998 are presently been audited by the tax authorities and it is anticipated that assessments will be received, which will not recognized losses from marketable securities in a significant amount. In the opinion of the Company's management, based on advice of legal counsel, its approach is justifiable.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 12 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED
          PARTIES:

         a.       TRANSACTIONS WITH INTERESTED PARTIES AND RELATED PARTIES:

                                                                         2000          1999          1998
                                                                         ----          ----          ----
                                                                             ADJUSTED NIS IN THOUSANDS
 Income (expenses):
     Consolidated:
       Lease fees for buildings - from interested parties (1)                            968          3,580
                                                                                      ======        =======
       Management fees from associated companies                            803        1,412          1,216
                                                                        =======       ======        =======
       General and administrative expenses -
           management fees to shareholders
           (2 companies) (2) (3)                                         (1,095)      (1,092)        (1,394)
                                                                        =======       ======        =======
       Financial expenses - to a bank -
           interested party - net (4)                                                   (255)        (1,214)
                                                                                      ======        =======
       Financial expenses in respect of short-term loans
           from a company which is an interested party                     (747)
                                                                        =======
       Financial income in respect of short-term loans to
           shareholders                                                   2,656
                                                                        =======
       Salary to related party employed by the Company                   (1,938)      (2,228)          (988)
                                                                        =======       ======        =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 12 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

                                                                           2000          1999            1998
                                                                           ----          ----            ----
                                                                               ADJUSTED NIS IN THOUSANDS
   The Company:
      Management fees from an associated company
         and a subsidiary                                                     803         1,412           1,207
                                                                          =======        ======          ======
      Financial expenses - to a bank -
         interested party - net (4)                                                         (28)           (842)
                                                                                         ======          ======
      Financial expenses in respect of short-term loans from
         a company which is an interested party                              (747)
                                                                          =======
      Financial income in respect of short-term loans to
         shareholders                                                       2,656
                                                                          =======
      Participation in expenses of a subsidiary                              (754)        (903)
                                                                          =======        ======

                  (1) In management's opinion, the lease fees are similar to those generally prevailing for similar leases.

                  (2)      See also note 1a(1).

                  (3) The management fees are paid at the end of each quarter in a fixed amount linked to the Israeli CPI in accordance with a shareholders' agreement.

                  (4) In 1999 - for the three months ended March 31, 1999, when the bank ceased being an interested party.


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

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

             b.   BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES:

         1)       Current and long-term receivables (payables):

                                                                      DECEMBER 31
                                                               ---------------------------
                                                                  2000             1999
                                                                  ----             ----
                                                               ADJUSTED NIS IN THOUSANDS
                                                               ---------------------------
Consolidated:
   a)  Cash and cash equivalents -
          highest balance during the year(1)                                         2,934
                                                                                   =======
   b)  Short-term loans to shareholders(3):
       Balance at balance sheet date                              52,190            79,591
                                                                 =======           =======
       Highest balance during the year                            79,591            79,591
                                                                 =======           =======
   c)  Long-term receivables - loans to associated
          companies(2)                                            21,606            19,355
                                                                 =======           =======
   d)  Short-term loan from a company which is
          an interested party(4)                                 (11,877)
                                                                 =======
The Company:
   a)  Cash and cash equivalents -
          highest balance during the year(1)                                         1,920
                                                                                   =======
   b)  Short-term loans to shareholders(3):
       Balance at balance sheet date                              52,190            79,591
                                                                 =======           =======
       Highest balance during the year                            79,591            79,591
                                                                 =======           =======
   c)  Long-term receivables - loans to associated
          Companies(2)                                            21,606            19,355
                                                                 =======           =======
   d)  Short-term loans from subsidiaries                        (14,716)           (5,923)
                                                                 =======           =======
   e)  Short-term loan from a company which is
          an interested party(4)                                 (11,877)
                                                                 =======

                  (1) The highest balance in 1999 relates to the three months ended March 31, 1999, when the bank ceased being an interested party.

                  (2) The loans are linked to the Israeli CPI and bear annual interest at the rate of 4%-5%. The balance outstanding as of December 31, 2000 and 1999 was the highest during those years.

                  (3) The loans are linked to the Israeli CPI and bear 4% annual interest. The loans will be repayable only from dividends that the Company will distribute.

                  (4) The loan is linked to the Israeli CPI and bears no interest. As to current balances with associated companies, see note 14b.

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

         d. In the ordinary course of business, the Company carries out transactions with entities that are, or could be, included in the definition of interested parties because of their connection with a bank that - until March 31, 1999 - was an interested party in the Company. In view of the above, it is impractical to record the transactions with such entities separately and, therefore, no information thereon is given in these financial statements. Management is of the opinion that, in view of Company procedures and their implementation, such transactions were carried out in the ordinary course of business and at prices and credit terms that do not differ from those generally prevailing on the market.


NOTE 13 - LINKAGE OF MONETARY BALANCES:

         a.       AS FOLLOWS:

                                                                      DECEMBER 31, 2000
                                                      ---------------------------------------------------
                                                        IN, OR
                                                      LINKED TO       LINKED
                                                         THE          TO THE
                                                        DOLLAR      ISRAELI CPI     UNLINKED       TOTAL
                                                      ---------     -----------     --------      -------
                                                                   ADJUSTED NIS IN THOUSANDS
                                                      ---------------------------------------------------
Consolidated:
    Assets:
       Current assets:
          Cash and cash equivalents                      1,204            316           250         1,770
          Short-term loans to shareholders                             52,190                      52,190
          Short-term investments                                      134,994         8,690       143,684
          Accounts receivable                                           1,365           147         1,512
          Investments:
           Loans to associated companies                               21,606                      21,606
           Long-term bank deposit                                       1,999                       1,999
                                                       -------        -------       -------       -------
                                                         1,204        212,470         9,087       222,761
                                                       =======        =======       =======       =======
    Liabilities:
       Current liabilities:
           Bank credit                                                               20,883        20,883
           Accounts payable and accruals                               14,203         1,103        15,306
           Short-term loan from a company
              which is an interested party                             11,877                      11,877
       Long-term liabilities:
           Payables in respect of acquisition
              of land - business inventory                             11,332                      11,332
           Bank loans (including
              current maturities)                                      93,977                      93,977
           Capital notes to associated company                                      151,601       151,601
                                                                      -------       -------       -------
                                                                      131,389       173,587       304,976
                                                                      =======       =======       =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 13 - LINKAGE OF MONETARY BALANCES (continued):

                                                                         DECEMBER 31, 2000
                                                        ----------------------------------------------------
                                                        IN, OR
                                                       LINKED TO        LINKED
                                                         THE           TO THE
                                                        DOLLAR       ISRAELI CPI      UNLINKED        TOTAL
                                                        -------      -----------      --------       -------
                                                                      ADJUSTED NIS IN THOUSANDS
                                                        ----------------------------------------------------
The Company:
    Assets:
       Current assets:
           Cash and cash equivalents                         61                            249           310
           Short-term loans to shareholders                             52,190                        52,190
           Short-term investments                                      134,994           8,690       143,684
           Accounts receivable                                           1,214                         1,214
        Investments receivables:
           Loans to associated companies                                21,606                        21,606
           Long-term bank deposit                                        1,999                         1,999
                                                        -------        -------         -------       -------
                                                             61        212,003           8,939       221,003
                                                        =======        =======         =======       =======
    Liabilities:
       Current liabilities:
           Bank credit                                                                  19,984        19,984
           Accounts payable and accruals                                26,512           1,103        27,615
           Short-term loan from a company
              which is an interested
              party                                                     11,877                        11,877
       Long-term bank loans (including
           current maturities)                                          70,483                        70,483
       Capital notes to associated
           company and subsidiary                                                      151,539       151,539
                                                                       -------         -------       -------
                                                                       108,872         172,626       281,498
                                                                       =======         =======       =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13 - LINKAGE OF MONETARY BALANCES (continued):

         b.       DATA REGARDING THE EXCHANGE RATE AND THE ISRAELI CPI:

                                        EXCHANGE RATE        ISRAELI
                                        OF ONE DOLLAR          CPI*
                                        -------------------------------
At end of year:
    2000                                  NIS 4.041       168.5 points
    1999                                  NIS 4.153       168.5 points
    1998                                  NIS 4.160       166.3 points
    1997                                  NIS 3.536       153.1 points

Increase (decrease) during the year:
    2000                                     (2.7)%           0.0%
    1999                                     (0.2)%           1.3%
    1998                                     17.6%            8.6%

         * Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

         BALANCE SHEETS:

         a.       SHORT-TERM INVESTMENTS:

                                    CONSOLIDATED             THE COMPANY
                               --------------------      ------------------
                                    DECEMBER 31              DECEMBER 31
                               --------------------      ------------------
                                 2000         1999         2000       1999
                               -------      -------      -------      -----
                                         ADJUSTED NIS IN THOUSANDS
                               --------------------------------------------
Marketable shares                8,690          171        8,690        171
Short-term bank deposit*       131,127                   131,127
Current maturities of
    long-term bank
    deposit, see c. below        3,867        3,695        3,867      3,695
                               -------      -------      -------      -----
                               143,684        3,866      143,684      3,866
                               =======      =======      =======      =====

                  * The deposit is linked to the Israeli CPI, bears annual
                    interest of 1.8% and matures in August 2001.

         b.       ACCOUNTS RECEIVABLE:

                                   CONSOLIDATED                 THE COMPANY
                                   ------------                 -----------
                                   DECEMBER 31                  DECEMBER 31
                               ---------------------       ---------------------
                                2000          1999          2000           1999
                               -------       -------       -------       -------
                                          ADJUSTED NIS IN THOUSANDS
                               -------------------------------------------------

Associated companies
    and others                     539         1,034           539         1,034
Government of Israel                28           103                         103
Purchasers of buildings                       15,447                       4,672
Other                              945           162           675            41
                               -------       -------       -------       -------
                                 1,512        16,746         1,214         5,850
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

                                                          CONSOLIDATED                THE COMPANY
                                                          ------------                -----------
                                                          DECEMBER 31                 DECEMBER 31
                                                     ---------------------       ---------------------
                                                       2000         1999          2000          1999
                                                     -------       -------       -------       -------
                                                                  ADJUSTED NIS IN THOUSANDS
d. BANK CREDIT:
       Short-term credit and loans*                   20,883         6,973        19,984         6,192
       Current maturities of long-term
         loans, see note 6                             7,830         7,827         5,874         5,868
                                                     -------       -------       -------       -------
                                                      28,713        14,800        25,858        12,060
                                                     =======       =======       =======       =======

   * Unlinked and bearing annual interest of 8.25%.


e. ACCOUNTS PAYABLE AND ACCRUALS:
       Trade                                             390           320           390           320
       Accrued expenses                                              2,033                       1,418
       Government of Israel                           11,796        26,274        11,796        20,486
       Subsidiaries - current accounts                                            14,716         5,922
       Other                                           3,120         2,704           713         2,328
                                                     -------       -------       -------       -------
                                                      15,306        31,331        27,615        30,474
                                                     =======       =======       =======       =======

         f.       SHORT-TERM LOAN FROM AN INTERESTED PARTY

                  The loan is linked to the Israeli CPI and bears no interest.

         g.       CONCENTRATIONS OF CREDIT RISKS

                  The group's cash and cash equivalents, short-term investments and long-term deposit at December 31, 2000 and 1999 were deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

         h.       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of financial instruments included in the working capital of the group is usually identical or close to their carrying value. The fair value of long-term loans to associated and other companies, long-term bank deposit and short-term and long-term bank loans also approximates their carrying value, since they bear interest at rates close to prevailing market rates. As to the fair value of the investment in Industrial Buildings - traded in the Tel-Aviv Stock Exchange - see note 4(d). The determination of the fair value of the capital notes from associated companies and subsidiaries, capital notes to associated company and long-term liabilities in respect of acquisition of land (see note 9 (a)(2)), is impractical.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

              STATEMENTS OF INCOME:

                                                                       2000        1999       1998
                                                                      ------       -----      -----
                                                                        ADJUSTED NIS IN THOUSANDS
                                                                      -----------------------------
i.  GENERAL AND ADMINISTRATIVE EXPENSES:
        Consolidated:
           Management fees (mainly to shareholders)                    1,095       1,093      1,088
           Payroll and related expenses                                2,483       3,387      2,243
           Office rent and maintenance                                   227         321        339
           Professional fees                                             992         567        789
           Other                                                         606         617        889
                                                                      ------       -----      -----
                                                                       5,403       5,985      5,348
                                                                      ======       =====      =====
        The Company:
           Payroll and related expenses                                            1,162
           Office rent and maintenance                                   210         301        323
           Professional fees                                             938         511        629
           Other                                                         361         423        526
                                                                      ------       -----      -----
                                                                       1,509       2,397      1,478
                                                                      ======       =====      =====
j.  FINANCIAL EXPENSES - NET:
        Consolidated:
           Expenses:
               In respect of long-term loans                           4,920       4,832      4,458
               In respect of short-term bank credit                    1,202         357        373
               In respect of a short-term loan from a company
                  which is an interested party                           747
               Other                                                     734          40        560
               L e s s  - financial expenses capitalized to cost
                  of buildings under construction                                            (1,006)
                                                                      ------       -----      -----
                                                                       7,603       5,229      4,385
                                                                      ------       -----      -----
           Income:
               In respect of long-term bank deposit                      367         450        455
               In respect of short-term bank deposits                  1,398       1,760
               In respect of short-term loans to shareholders          2,656
               In respect of short-term loans to associated
                  companies                                            1,064         628        507
               Other                                                     557         550      1,544
                                                                      ------       -----      -----
                                                                       6,042       3,388      2,506
                                                                      ------       -----      -----
                                                                       1,561       1,841      1,879
                                                                      ======       =====      =====

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

                                                               2000        1999       1998
                                                              ------       -----      -----
                                                                ADJUSTED NIS IN THOUSANDS
                                                              -----------------------------
The Company:
   Expenses:
       In respect of long-term bank loans                      3,879       3,720      4,138
       In respect of short-term bank credit                      960         357        373
       In respect of a short-term loan from a company
          which is an interested party                           747
       Other                                                     840          22        124
       L e s s  - financial expenses capitalized to cost
          of buildings under construction                                            (1,006)
                                                              ------       -----      -----
                                                               6,426       4,099      3,629
                                                              ------       -----      -----
   Income:
       In respect of long-term bank deposit                      367         450        455
       In respect of short-term bank deposits                  1,359       1,760
       Short-term loans to shareholders                        2,599
       In respect of short-term loans to subsidiaries
          and associated companies                               988         800      1,409
       Other                                                     125         137        726
                                                              ------       -----      -----
                                                               5,438       3,147      2,590
                                                              ------       -----      -----
                                                                 988         952      1,039
                                                              ======       =====      =====

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

                  a. FOLLOWING ARE DATA OF INVESTMENTS IN ASSOCIATED COMPANIES (AS TO THE ACTIVITIES OF THE ASSOCIATED COMPANIES - SEE NOTE 3c):

                           1) Share in profits (losses) of associated companies - net (consolidated):

                                2000         1999        1998
                               ------       ------       -----
                                  ADJUSTED NIS IN THOUSANDS
                               -------------------------------
Construction and real
    estate                       (392)       6,410       6,649
Computers, communications
    and software                            (3,989)       (156)
                               ------       ------       -----
                                 (392)       2,421       6,493
                               ======       ======       =====

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 15 - INFORMATION ON BUSINESS SEGMENTS AND ON INVESTMENTS IN ASSOCIATED AND OTHER COMPANIES CLASSIFIED BY BUSINESS SEGMENTS

                           2)       Investments in associated companies
                                    (consolidated):

                                   DECEMBER 31
                             -------------------------
                                2000         1999
                               -------      -------
                             ADJUSTED NIS IN THOUSANDS
                             -------------------------
Construction and real
    estate                     185,486      184,765
Computers, communications
    and software                                365
                               -------      -------
                               185,486      185,130
                               =======      =======

                  b. INVESTMENTS IN OTHER COMPANIES - CLASSIFIED BY ACTIVITY (SEE ALSO NOTE 4):

                                       DECEMBER 31
                                 -------------------------
                                    2000         1999
                                   -------      -------
                                 ADJUSTED NIS IN THOUSANDS
                                 -------------------------
Construction and real estate       192,016      192,187
Computers, communications and
   software                             34       46,849
Optical checking instruments                      2,571
Medicine and biotechnology                        1,046
Investment companies and
   venture capital funds             1,381        1,721
                                   -------      -------
                                   193,431      244,374
                                   =======      =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 16 - NOMINAL DATA OF THE COMPANY:

         a.       BALANCE SHEET DATA:

                                                                    NOMINAL NIS
                                                                    IN THOUSANDS
                                                                --------------------
                                                                    DECEMBER 31
                                                                --------------------
                                                                 2000         1999
                                                                -------      -------
               A S S E T S
Current assets:
    Cash and cash equivalents                                       310          328
    Short-term loans to shareholders                             52,190       79,591
    Short-term investments                                      143,684        3,866
    Accounts receivable                                           1,214        5,850
                                                                -------      -------
                                                                197,398       89,635
                                                                -------      -------
Investments:
    Subsidiaries                                                 29,285       27,647
    Associated companies                                        137,018      136,633
    Other companies                                             114,849      162,581
    Long-term bank deposit, net of current maturities             1,999        5,861
                                                                -------      -------
                                                                283,151      332,722
                                                                -------      -------
Fixed assets, net of accumulated depreciation                    52,342       49,900
                                                                -------      -------
                                                                532,891      472,257
                                                                =======      =======
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank credit                                                  25,858       12,060
    Accounts payable and accruals                                27,615       30,474
    Short-term loan from a company which is an
       interested party                                          11,877
                                                                -------      -------
                                                                 65,350       42,534
                                                                -------      -------
Long-term liabilities:
    Bank loans (net of current maturities)                       64,609       70,416
    Capital notes to associated company and a subsidiary        151,539      151,539
    Deferred income taxes                                           944          492
                                                                -------      -------
                                                                217,092      222,447
                                                                -------      -------
           T o t a l  liabilities                               282,442      264,981
Shareholders' equity, see c. below                              250,449      207,276
                                                                -------      -------
                                                                532,891      472,257
                                                                =======      =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 16 - NOMINAL DATA OF THE COMPANY (continued):

         b.       OPERATING RESULTS DATA:

                                                                                 NOMINAL NIS IN THOUSANDS
                                                                             ----------------------------------
                                                                              2000        1999           1998
                                                                             -------     --------       -------
Revenues and gains:
    From lease of buildings                                                    6,522        3,352           311
    Share in profits of associated companies - net                                         10,427           846
    Share in profits of subsidiaries - net                                     1,639        7,999         2,321
    Gain on disposal of marketable shares exchanged for shares in another company and increase in value of the
       marketable shares                                                      55,156
    Gain on conversion of marketable shares designated as
       a permanent investment into marketable shares
       following a merger and increase in value of the
       marketable shares following the conversion                              1,740
    Gain on dilution of holding in associated companies
       resulting from sale and issuance of shares to a
       third party - net                                                                   11,595        12,715
    Gain from sale of investments in other companies                                      136,412        12,251
    Gain from sale and increase in value of
       marketable securities - net                                                             80
    Gain from sale of buildings                                                  168        2,298        18,025
    Dividend received from other companies                                     8,556        1,100           458
    Management fees from associated companies, subsidiaries
       and others                                                                840        1,392           950
    Financial income - net                                                     1,305
                                                                             -------     --------       -------
                                                                              75,926      174,655        47,877
                                                                             -------     --------       -------
Expenses and losses:
    Share in losses of associated companies - net                                504
    Operating cost of buildings for rent (including depreciation)              2,233        1,574
    Write-down of investment in other companies                                5,400          142         4,000
    General and administrative expenses                                        1,216        2,468         1,406
    Loss from decrease in value of marketable securities - net                   550                         51
    Capital loss on sale of fixed assets                                          33
    Financial expenses - net                                                                  692         4,695
                                                                             -------     --------       -------
                                                                               9,936        4,876        10,152
                                                                             -------     --------       -------
Income before taxes on income                                                 65,990      169,779        37,725
Taxes on income                                                               13,456       60,402        11,006
                                                                             -------     --------       -------
Net income for the year - nominal                                             52,534      109,377        26,719
                                                                             =======     ========       =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 16 - NOMINAL DATA OF THE COMPANY (continued):

              c.    CHANGES IN SHAREHOLDERS' EQUITY:

                                                                   NOMINAL NIS IN THOUSANDS
                                                      ---------------------------------------------------
                                                       SHARE        CAPITAL       RETAINED
                                                      CAPITAL       SURPLUS       EARNINGS         TOTAL
                                                      --------      --------      --------        -------
Balance at January 1, 1998                                   *        31,084       60,096          91,180
Changes during 1998:
    Net income                                                                     26,719          26,719
    Proposed dividend                                                             (20,000)        (20,000)
                                                      --------       -------      -------         -------
Balance at December 31, 1998                                 *        31,084       66,815          97,899
Changes during 1999 -
    net income                                                                    109,377         109,377
                                                      --------       -------      -------         -------
Balance at December 31, 1999                                 *        31,084      176,192         207,276
Changes during 2000:
    Net income                                                                     52,534          52,534
    Difference between the proceeds from
       sale of investments in an associated
       company and other companies to
       a company under common control
       and the book value of the
       investments                                                    20,639                       20,639
    Dividend                                                                      (30,000)        (30,000)
                                                       -------       -------      -------         -------
Balance at December 31, 2000                                 *        51,723      198,726         250,449
                                                       =======       =======      =======         =======

                           * Represents an amount less than nominal NIS 1,000.


NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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


NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):


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

                  5)       Recently issued accounting pronouncement

                           FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" introduces a new approach to accounting treatment of these matters. Under FAS 133, derivative financial instruments are to be included in the balance sheet at their fair value. Any changes in fair value are to be reflected as current gains or losses or other comprehensive gains or losses, depending upon whether the derivative is designated as a hedge and what type of hedging relationship exists.

                           The Company adopted FAS 133 as of January 1, 2001. The adoption has no material effect on the Company's results of operation or on its financial position.

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

         b.       FOLLOWING ARE THE SPECIAL STATEMENTS:

                  1)       Consolidated balance sheets at December 31, 2000 and
                           1999:

                                                                               TRANSLATED INTO
                                                                                U.S. DOLLARS,
                                                   NEW ISRAELI SHEKELS         SEE a(4) ABOVE
                                                   --------------------      --------------------
                                                       DECEMBER 31               DECEMBER 31
                                                   --------------------      --------------------
                                                    2000         1999         2000         1999
                                                   -------      -------      -------      -------
                                                      IN THOUSANDS              IN THOUSANDS
                                                   --------------------      --------------------
                     A S S E T S

Current assets:
    Cash and cash equivalents                        1,770        4,532          438        1,091
    Short-term loans to shareholders                52,190       79,591       12,915       19,165
    Short-term investments                         143,684        3,866       35,556          931
    Accounts receivable                              1,512       16,746          361        4,021
                                                   -------      -------      -------      -------
                                                   199,156      104,735       49,270       25,208
                                                   -------      -------      -------      -------
Land - business inventory                           12,313       12,313        3,047        2,935
                                                   -------      -------      -------      -------
Investments:
    Associated companies                           173,321      174,124       42,891       41,927
    Other companies                                210,332      274,231       52,050       66,032
    Long-term bank deposit, net of
       current maturities                            1,999        5,861          495        1,411
                                                   -------      -------      -------      -------
                                                   385,652      454,216       95,436      109,370
                                                   -------      -------      -------      -------
Fixed assets, net of accumulated depreciation       64,586       62,735       15,983       15,083
                                                   -------      -------      -------      -------
                                                   661,707      633,999      163,736      152,596
                                                   =======      =======      =======      =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                                                                                    TRANSLATED INTO
                                                                                     U.S. DOLLARS,
                                                        NEW ISRAELI SHEKELS         SEE a(4) ABOVE
                                                        --------------------      --------------------
                                                             DECEMBER 31              DECEMBER 31
                                                        --------------------      --------------------
                                                          2000         1999        2000         1999
                                                        -------      -------      -------      -------
                                                            IN THOUSANDS              IN THOUSANDS
                                                        --------------------      --------------------
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank credit                                          28,713       14,800        7,105        3,564
    Accounts payable and accruals                        15,306       31,331        3,787        7,495
    Short-term loan from a company which is
       an interested party                               11,877                     2,939
                                                        -------      -------      -------      -------
                                                         55,896       46,131       13,831       11,059
                                                        -------      -------      -------      -------
Long-term liabilities:
    Bank loans (net of current maturities)               86,147       93,889       21,318       22,618
    Capital notes to associated company                 151,601      151,601       37,500       36,504
    Liability for employee rights upon
       retirement, net of amount funded                      50           45           12           11
    Payables in respect of acquisition of
       land - business inventory - related parties       11,332       11,418        2,804        2,749
    Deferred income taxes                                15,781       19,437        3,905        4,680
                                                        -------      -------      -------      -------
                                                        264,911      276,390       65,539       66,562
                                                        -------      -------      -------      -------
       T o t a l  liabilities                           320,807      322,521       79,370       77,621
Minority interest                                             8           17            2            4
Shareholders' equity                                    340,892      311,461       84,365       74,971
                                                        -------      -------      -------      -------
                                                        661,707      633,999      163,737      152,596
                                                        =======      =======      =======      =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                  2) Consolidated income statements for the years ended 2000, 1999 and 1998:

                                                                                              TRANSLATION INTO U.S. DOLLARS
                                                           NEW ISRAELI SHEKELS                       SEE a(4) ABOVE
                                                    --------------------------------         --------------------------------
                                                     2000          1999        1998           2000         1999         1998
                                                    -------       -------     ------         ------       -------      ------
                                                       ADJUSTED NIS IN THOUSANDS                      IN THOUSANDS
                                                    --------------------------------         --------------------------------
Revenues and gains:
    From lease of buildings                          12,677         9,089      6,296          3,154         2,196       1,594
    Share in profits of associated
       companies - net                                              5,435      1,015                        1,313         257
    Gain on disposal of marketable shares
       exchanged for shares in another
       company and increase in value
       of marketable shares                          55,156                                  13,724
    Gain on conversion of marketable
       securities designated as a permanent
       investment into other securities
       upon merger and increase in value
       of the marketable securities
       following the conversion                       1,740                                     537
    Gain on dilution of holding in
       associated companies resulting
       from sale and issuance of shares
       to a third party - net                                      12,209     14,168                        3,002       3,587
    Gain from sale of investments in other
       companies                                                  136,320                                  33,330
    Gain from sale and increase in value
       of marketable securities - net                                  80                                      19
    Gain from sale of fixed assets
       (mainly buildings)                               582        12,696     14,713            144         3,067       3,725
    Dividend received from another
       company                                        8,556         1,100        474          2,098           265         120
    Management fees from associated
       companies                                        840         1,392      1,086            206           336         275
    Financial income - net                              752                                     188
                                                    -------       -------     ------         ------       -------      ------
                                                     80,303       178,321     37,752         20,051        43,528       9,558
                                                    -------       -------     ------         ------       -------      ------
Expenses and losses:
    Share in losses of associated
       companies - net                                1,018                                     252
    Depreciation of buildings for rent                2,293         1,457        458            381           352         116
    Operating cost of buildings for rent                690         1,574                       172           380
    Write-down of investment in
       other companies                                5,400           142      4,000          1,324            34         961
    Loss from decrease in value of
       marketable securities - net                      550                    3,432            136                       869
    General and on administrative expenses            5,993         4,925      5,170          1,305         1,190       1,309
    Capital loss on sale of fixed assets                 33                                       8
    Financial expenses - net                                        1,918     10,064                          462       2,548
                                                    -------       -------     ------         ------       -------      ------
                                                     15,977        10,016     23,124          3,578         2,418       5,803
                                                    -------        ------     ------         ------       -------      ------
Income before taxes on income                        64,326       168,305     14,628         16,473        41,110       3,755
Taxes on income                                      14,783        60,043      8,094          3,410        13,834       2,131
                                                    -------        ------     ------         ------       -------      ------
Income after taxes on income                         49,543       108,262      6,534         13,063        27,276       1,624
Minority interest in losses of a subsidiary                             4                                       1
                                                    -------        ------     ------         ------       -------      ------
Net income for the year                              49,543       108,266      6,534         13,063        27,277       1,624
                                                     ======       =======     ======         ======        ======       =====

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                  3) Statements of changes in shareholders' equity for the years ended December 31, 2000, 1999 and 1998:

                                                                              NEW ISRAELI SHEKELS
                                               ----------------------------------------------------------------------------------
                                                                               ACCUMULATED OTHER
                                                                              COMPREHENSIVE INCOME
                                                                              - UNREALIZED INCOME
                                                                                ON MARKETABLE
                                                SHARE            SHARE       SECURITIES AVAILABLE      RETAINED
                                               CAPITAL          PREMIUM         FOR SALE - NET         EARNINGS            TOTAL
                                               -------          -------      ---------------------     --------            -----
                                                                                 IN THOUSANDS
                                               ----------------------------------------------------------------------------------
Balance at January 1, 1998                          434          31,220                                 82,218           113,872
Changes during 1998:
    Net income                                                                                           6,534             6,534
    Other comprehensive income -
       unrealized income on
       marketable securities available
       for sale - net                                                            50,777                                   50,777
                                                                                -------                 ------            ------
    Total comprehensive income                                                   50,777                  6,534            57,311
                                                                                                        ------            ------
    Dividend                                                                                           (20,000)          (20,000)
                                                 ------          ------         -------                 ------            ------
Balance at December 31, 1998                        434          31,220          50,777                 68,752           151,183
Changes during 1999
    Net income                                                                                         108,266           108,266
    Other comprehensive income -
       unrealized income on marketable
       securities available for sale - net                                       52,012                                   52,012
                                                                                -------                 ------            ------
    Total comprehensive income                                                   52,012                108,266           160,278
                                                 ------          ------         -------                 ------            ------
Balance at December 31, 1999                        434          31,220         102,789                177,018           311,461

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                                                                               NEW ISRAELI SHEKELS
                                                      ------------------------------------------------------------------------
                                                                                ACCUMULATED OTHER
                                                                              COMPREHENSIVE INCOME
                                                                               - UNREALIZED INCOME
                                                                                  ON MARKETABLE
                                                       SHARE      SHARE        SECURITIES AVAILABLE     RETAINED
                                                      CAPITAL    PREMIUM          FOR SALE - NET        EARNINGS       TOTAL
                                                      ------     -------      ---------------------     --------      -------
Balance at December 31, 1999 - brought forward           434      31,220             102,789            177,018       311,461
                                                      ------      ------             -------            -------       -------
Changes during 2000:
    Net income                                                                                           49,543        49,543
    Other comprehensive income -
       unrealized income on
       marketable securities available
       for sale - net                                                                 (9,789)                          (9,789)
                                                                                    --------             ------       -------
    Total comprehensive income                                                        (9,789)            49,543        39,754
                                                                                    --------             ------       -------
    Differences between the proceeds from sale of
       investments in an associated company and
       other companies to a company owned by
       the shareholders of the company and the book
       value of the investments                                   19,677                                               19,677
                                                                                                                      -------
    Dividend                                                                                            (30,000)      (30,000)
                                                      ------      ------            --------             ------       -------
Balance at December 31, 2000                             434      50,897              93,000            196,561       340,892
                                                      ======      ======            ========             ======       =======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                                                                                        TRANSLATED INTO U.S. DOLLARS, SEE a(4) ABOVE
                                                                                        --------------------------------------------
                                                                                                          ACCUMULATED OTHER
                                                                                                            COMPREHENSIVE
                                                                                                            INCOME (LOSS)
                                                                                                          -----------------
                                                                                                             UNREALIZED
                                                                                                             INCOME ON
                                                                                                             MARKETABLE
                                                                                                             SECURITIES
                                                                               SHARE    SHARE   RETAINED    AVAILABLE FOR
                                                                              CAPITAL  PREMIUM  EARNINGS     SALE - NET
                                                                              -------  -------  --------  -----------------
                                                                                                            IN THOUSANDS
                                                                              -----------------------------------------------
Balance at January 1, 1998                                                       157   10,477    23,412
                                                                                                 ------
Changes during 1998:
    Net income                                                                                    1,624
    Other comprehensive income (loss):
       Translation differences
       Unrealized income from marketable securities available for sale - net                                   11,754
                                                                                                 ------       -------
    T o t a l  comprehensive income (loss)                                                        1,624        11,754
                                                                                                 ------       -------
    Dividend                                                                                     (4,808)
                                                                              ------   ------    ------
Balance at December 31, 1998                                                     157   10,477    20,228        11,754
Changes during 1999:
    Net income                                                                                   27,277
    Other comprehensive income (loss):
       Translation differences
       Unrealized income from marketable securities available for sale - net                                   12,971
                                                                                                 ------        ------
    T o t a l  comprehensive income (loss)                                                       27,277        12,971
                                                                              ------   ------    ------        ------
Balance at December 31, 1999                                                     157   10,477    47,505        24,725
                                                                                                 ------        ------
Changes during 2000:
    Net income                                                                                   13,063
    Other comprehensive income (loss):
       Translation differences
       Unrealized income from marketable securities available for sale - net                                   (1,487)
                                                                                                 ------        ------
    T o t a l  comprehensive income (loss)                                                       13,063        (1,487)
                                                                                                 ------        ------
    Differences between the proceeds from sale of investments in an associated company and other companies to a company owned by the shareholders of the Company and
       the book value of the investments                                                4,916

    Dividend                                                                                     (7,424)
                                                                              ------   ------    ------        ------

Balance at December 31, 2000                                                     157   15,393    53,144        23,238
                                                                              ======   ======    ======        ======


                                                                        TRANSLATED INTO U.S. DOLLARS, SEE a(4) ABOVE
                                                                        --------------------------------------------
                                                                                      ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME (LOSS)
                                                                                      -----------------


                                                                               TRANSLATION
                                                                               DIFFERENCES    TOTAL
                                                                               -----------  -----------

                                                                              -------------------------
Balance at January 1, 1998                                                       (1,843)      32,203
                                                                                -------       ------
Changes during 1998:
    Net income                                                                                 1,624
    Other comprehensive income (loss):
       Translation differences                                                   (4,430)      (4,430)
       Unrealized income from marketable securities available for sale - net                  11,754
                                                                                -------       ------
    T o t a l  comprehensive income (loss)                                       (4,430)       8,948
                                                                                -------       ------
    Dividend                                                                                  (4,808)
                                                                                              ------
Balance at December 31, 1998                                                     (6,273)      36,343
Changes during 1999:
    Net income                                                                                27,277
    Other comprehensive income (loss):
       Translation differences                                                   (1,620)      (1,620)
       Unrealized income from marketable securities available for sale - net                  12,971
                                                                                -------       ------
    T o t a l  comprehensive income (loss)                                       (1,620)      38,628
                                                                                -------       ------
Balance at December 31, 1999                                                     (7,893)      74,971
                                                                                -------       ------
Changes during 2000:
    Net income                                                                                13,063
    Other comprehensive income (loss):
       Translation differences                                                     326           326
       Unrealized income from marketable securities available for sale - net                  (1,487)
                                                                                -------       ------
    T o t a l  comprehensive income (loss)                                          326       11,902
                                                                                -------       ------
    Differences between the proceeds from sale of investments in an associated company and other companies to a company owned by the shareholders of the Company and
       the book value of the investments                                                       4,916
                                                                                              ------
    Dividend                                                                                  (7,424)
                                                                                -------       ------

Balance at December 31, 2000                                                     (7,567)      84,365
                                                                                =======       ======

                               OPHIR HOLDINGS LTD.
                            (An Israeli Corporation)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 17 - SPECIAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued):

                  4) Reconciliation of nominal/historical net income and shareholders' equity under Israeli generally accepted accounting principles (GAAP) to U.S. GAAP:

                                                                                         NEW ISRAELI SHEKELS
                                                                                --------------------------------------
                                                                                  2000           1999           1998
                                                                                --------       --------       --------
                                                                                             IN THOUSANDS
                                                                                --------------------------------------
(a)        Net income for the year:
           Net income - historical/nominal
              amount (see note 16)                                                52,534        109,377         26,719
                                                                                --------       --------       --------
           Reconciliation to U.S. GAAP:
              Effect of application of principles
                  applicable to economies no longer
                  considered highly inflationary:
                  Depreciation                                                      (466)          (465)          (461)
                  Share in profits of associated companies                          (808)        (5,008)           279
                  Deferred income taxes                                           (1,717)         4,362         (2,138)

               Other:
                  Gain (loss) from increase in value of shares which are
                  presented as trading securities while in the Israeli
                  GAAP financial statements the investment in those shares
                  are accounted for by the equity
                  method                                                                                       (11,109)
                  Gain from sale of building - net                                                              (6,756)
                                                                                --------       --------       --------
                                                                                  (2,991)        (1,111)       (20,185)
                                                                                --------       --------       --------
              Net income for the year, as per (2) above                           49,543        108,266          6,534
                                                                                ========       ========       ========
(b)        Shareholders' equity at December 31, 2000,
           1999 and 1998:
           Shareholders' equity - historical/ nominal
               amount (see note 16)                                              250,449        207,276         97,899
           Reconciliation to U.S. GAAP:
               Effect, at beginning of year, of application
                  of principles applicable to economies no
                  longer considered highly inflationary                          104,185         53,284         22,692
               Effect of reconciliation of net income for
                  the year to U.S. GAAP (see(a) above)                            (2,991)        (1,111)       (20,185)
               Unrealized income from marketable
                  securities available for sale - net                             (9,789)        52,012         50,777
               Other                                                                (962)
                                                                                --------       --------       --------
               Shareholders' equity, as per (3) above                            340,892        311,461        151,183
                                                                                ========       ========       ========

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
                                                                            =======             =======            =======



                                ---------------
                           -------------------------
                                ---------------

               [Letterhead of Deloitte Touche Brightman Almagor]

                      INDEPENDENT AUDITORS' SPECIAL REPORT

We have audited the balance sheets of Am-Hal Ltd. ("the Company"), and the consolidated balance sheets of the Company and a consolidated partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three years in the period ended December 31, 2000, and have issued our unqualified report thereon dated February 25, 2001. The aforementioned financial statements (not presented separately herein) were prepared in new Israeli shekels ("NIS") on the historical cost basis, adjusted for changes in the general purchasing power of the NIS in accordance with standards established by the Institute of Certified Public Accountants in Israel.

As described in Note 2B, the accompanying Company and consolidated financial data in U.S. dollars ("dollars") as of the abovementioned dates and for the abovementioned years ended were prepared on the basis of financial data in nominal NIS (the basis on which the abovementioned Company and consolidated adjusted NIS financial statements were also prepared), translated into dollars in accordance with the principles described in Note 2B.

In our opinion, the accompanying financial data in dollars was translated in accordance with the principles described in Note 2B.

This report is intended solely for the information and use of the Boards of Directors and management of the Company and Ampal-American Israel Corp., and should not be used for any other purpose.


/s/ Brightman, Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
Certified Public Accountants

Tel Aviv, February 25, 2001.

                           [Letterhead of Fahn, Kanne & Co.]

                                                        Number 480
                                                        Tel-Aviv, March 15, 2000

                          INDEPENDENT AUDITORS' REPORT
                             TO THE SHAREHOLDERS OF
                         AMPAL INDUSTRIES (ISRAEL) LTD.

We have audited the balance sheets of AMPAL INDUSTRIES (ISRAEL) LTD. as of December 31, 1999 and 1998 and the related statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 1999, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              [Letterhead of Deloitte & Touche Brightman Almagor]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF
                          BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. ("the Company") as of December 31, 2000 and 1999, and the consolidated balance sheets as of such dates, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31, 2000 and 1999, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three the years in the period ended December 31, 2000, in accordance with generally accepted accounting principles.

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

The condensed consolidated financial information in U.S. dollars presented in
Note 22 to the financial statements, prepared at the request of an affiliate, represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 22A. In our opinion, such translation into U.S. dollars was properly made in accordance with the basis stated in Note 22A.

This opinion replaces previous statement with effect from February 19, 2001.

/s/ Brightman Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
Certified Public Accountants

Haifa, March 18, 2001

                          [Letterhead of Ernst & Young]

                                AUDITORS' REPORT

                             To the Shareholders of

                         CARMEL CONTAINER SYSTEMS LTD.

     We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. ("the Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the financial statements of certain subsidiaries, whose assets included in the consolidation constitute approximately 20% and 20% of total consolidated assets as of December 31, 1999 and 2000, respectively, and whose revenues included in the consolidation constitute approximately 32%, 31% and 30% of total consolidation revenues for each of the years ended on those dates, respectively. The financial statements of those companies were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these companies is based on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards in the United States and in Israel, including those prescribed by the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 2000, and the results of its operations, the changes in its equity and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see note 23). Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Securities Regulations (Preparation of Annual Financial Statements), 1993.

     As explained in Note 2, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the.....Institute of
Certified Public Accountants in Israel.


                                                 /s/ Kost Forer & Gabbay
Tel-Aviv, Israel                                    KOST FORER & GABBAY
March 6, 2001                            A Member of Ernst & Young International

                       [Letterhead of Fahn, Kanne & Co.]

                INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS
                       OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of "Coral World International Ltd." (the "Company") and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the board of directors and the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain consolidated subsidiaries whose assets included in the consolidation represent 74% of the total consolidated assets as of December 31, 2000 and 1999, and whose revenues included in the consolidation represent 54%, 56% and 52% of the total consolidated revenues for the three years ended December 31, 2000, 1999, and 1998, respectively. The statements of these subsidiaries were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those subsidiaries, is based on the reports of the other auditors.

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

In our opinion, based on our audits and on the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles.


                                             /s/ Fahn, Kanne & Co.

                                                Fahn, Kanne & Co.
                                       Certified Public Accountants (Isr.)


Tel-Aviv, Israel, March 18, 2001

Porat & Co.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR).

                    Report of Independent Public Accountants

                               To The Shareholders

                                       of

                         COUNTRY CLUB KFAR-SABA LIMITED

We have audited the accompanying balance sheets of Country Club Kfar-Saba Ltd. ("the Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows of the Company for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of operations, change in shareholders' equity and cash flows of the Company for each of the two years in the period ended December 31, 2000, in accordance with generally accepted accounting principles. Also, in our opinion, the financial statements based on nominal data (Note 20) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 2000 and 1999, and the results of its operations, the changes in shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 2000, on the basis of the historical cost convention.

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

                                                  Porat & Co.

                                                /s/ Porat & Co.

                                       Certified Public Accountants (Isr.)

Ramat Gan, March 12, 2001

              [Letterhead of Deloitte & Touche Brightman Almagor]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                         EPSILON INVESTMENT HOUSE LTD.

We have audited the consolidated balance sheets of EPSILON INVESTMENT HOUSE LTD. (an Israeli corporation), (hereinafter - "the Company") and its subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity for each of the 3 years ended December 31, 2000 translated into U.S. dollars. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements, based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

A Statement of cash flows for the period has not been included in the financial statements.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 2000 and 1999, the results of their operations and the changes in their shareholders' equity, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements translated into U.S. Dollars have been computed on the basis set forth in Note 2 to the consolidated financial statements.

/s/ Brightman, Almagor & Co.

BRIGHTMAN, ALMAGOR & CO.
Certified Public Accountants

Tel-Aviv, February 21, 2001

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                              To The Shareholders

                                       of

                         Hod Hasharon Sport Center Ltd.

We have audited the accompanying balance sheet of Hod Hasharon Sport Center Ltd. as at December 31, 2000, and the related statements of income and changes in shareholders' equity for each of the three years in the period then ended, December 31, 2000 expressed in New Israel Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of operations, change in shareholders' equity for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles.

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

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                              To The Shareholders

                                       of

                         Hod Hasharon Sport Center Ltd.

The condensed financial information in U.S. dollars presented in Note 7 to the financial statement represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 2D. In our opinion, such translation into U.S. dollars was properly made in accordance with the stated basis.

                                                Porat and Co.

                                               /s/ Porat and Co

                                       Certified Public Accountants (Isr.)

Ramat Gan, February 22, 2001

PORAT & CO.
--------------------------------------------------------------------------------
Certified Public Accountants (ISR)

                    Report of Independent Public Accountants

                                       of

              Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of operations, change in Partners Capital and cash flows for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles.

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

Ramat Gan, February 22, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects. the financial position of Moriah Hotels Ltd. and its subsidiaries as at December 31, 1998 and 1997, and the results of their operations, changes in their shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see note 1 to the consolidated financial statements).

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements translated into US dollars have been computed on the basis set forth in note 1a. to the consolidated financial statements.

                                       /s/ Haggai Wallenstein, Dov & Co.

                                       HAGGAI WALLENSTEIN, DOV & CO.

                                       Certified Public Accountants (Isr.)

Ramat-Gan,
  March 14, 1999

                         [PRICEWATERHOUSECOOPERS LOGO]

                                                           KESSELMAN & KESSELMAN
                                             Certified Public Accountants (Isr.)
                                                  Trade Tower, 25 Hamered Street
                                                           Tel Aviv 68125 Israel
                                              P.O. Box 452 Tel Aviv 61003 Israel
                                                        Telephone +972-3-7954555
                                                        Facsimile +972-3-7954556


                         REPORT OF INDEPENDENT AUDITORS



To the shareholders of

OPHIRTECH LTD.


We have audited the balance sheet of Ophirtech Ltd. (the "Company") as of December 31, 2000 and the statements of operations, changes in shareholders' equity and cash flows for the period from March 29, 2000 (date of incorporation, see note 1a(1) to December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Israel and in the United States, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations, the changes in its shareholder's equity and its cash flows for the period from March 29, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in Israel. Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1B, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income and shareholders' equity to the extent summarized in note 10.

The special condensed financial statements which are presented in note 10 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standard No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.


                                       /s/  Kesselman & Kesselman

Tel-Aviv                                    Kesselman & Kesselman
February 21, 2001                      Certified Public Accountants (Isr.)

              [Letterhead of Deloitte & Touche Brightman Almagor]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                         RENAISSANCE INVESTMENT CO. LTD

We have audited the consolidated balance sheets of Renaissance Investment Co., (an Israeli corporation), (hereinafter - "the Company") as at December 31,
2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity for each of the three years ended December 31, 2000, translated into U.S. dollars. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements, based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The statement of cash flows for the period has not been included in the financial statements.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 2000 and 1999, the results of their operations and the changes in their shareholders' equity, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements in U.S. Dollars have been computed on the basis set forth in Note 2 to the consolidated financial statements.

/s/ Brightman, Almagor & Co.,

BRIGHTMAN, ALMAGOR & CO.,
Certified Public Accountants

Tel-Aviv, February 21, 2001

                         [Letterhead of Ernst & Young]

Messrs. Ampal Ltd.

            Re: Financial statements of Shmay-Bar Real Estate (1993) Ltd. ("the Company") translated into U.S. dollars.

      As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2000 and 1999, which were audited by us, and on which we expressed our opinion on February 18, 2001, have been provided to you.

      We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2000 and 1999, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Full financial statement disclosures and statements of cash flows that are as required by generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2000 and their accompanying Notes.

      In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 2000 and 1999, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

      Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

      The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

                                        /s/ Kost Forer & Gabbay

Tel-Aviv, Israel                           KOST FORER & GABBAY
February 18, 2001                 A Member of Ernst & Young International

                         [Letterhead of Ernst & Young]

Messrs. Ampal Ltd.

            Re: Financial statements of Shmay-Bar (T.H.) 1993 Ltd. ("the Company") translated into U.S. dollars

      As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2000 and 1999, which were audited by us, and on which we expressed our opinion on February 18, 2001, have been provided to you.

      We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2000 and 1999, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Full financial statement disclosures, statements of cash flows and Consolidated financial statements of the Company and its subsidiary, which are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2000 and their accompanying Notes.

      In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 2000 and 1999, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United States and in Israel are substantially identical in all material respects.

      Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

      The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.


                                                 /s/ Kost Forer & Gabbay

Tel-Aviv, Israel                                   KOST FORER & GABBAY
February 18, 2001                        A Member of Ernst & Young International

                        [Letterhead of Deloitte & Touche
                               Brightman Almagor]

                                AUDITORS' REPORT
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      TRINET INVESTMENTS IN HIGH-TECH LTD.

We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. ("the Company") as of December 31, 2000 and 1999, and the related statements of operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles in Israel.

As described in Note 2, the aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

The financial information presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 8 to the financial statements.


/s/ Brightman Almagor & Co.

Brightman Almagor & Co.
Certified Public Accountants
Tel Aviv, March 20, 2001

                        [Letterhead of Deloitte & Touche
                               Brightman Almagor]

                                AUDITORS' REPORT
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          TRINET VENTURE CAPITAL LTD.

We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. ("the Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain affiliates, the investments in which are recorded using the equity method of accounting. Those financial statements were audited by other auditors, whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the affiliates, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles in Israel.

As described in Note 2, the aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 12. Such financial information includes investments valued at $8,131 thousand and $8,241 thousand as of December 31, 2000 and 1999, respectively (99% and 98% of the total assets as of December 31, 2000 and 1999). The values of such investments have been estimated by the Board of Directors and management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors and management in arriving at their estimates of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

/s/ Brightman, Almagor & Co.

Brightman, Almagor & Co.
Certified Public Accountants

Tel Aviv, March 20, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.


                                          AMPAL-AMERICAN ISRAEL CORPORATION

                                    By:    /s/ Raz Steinmetz
                                          --------------------------------------
                                          Raz Steinmetz, Chief Executive Officer
                                           and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

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


   /s/ Raz Steinmetz
  ----------------------------------                                                           March 30, 2001
      Raz Steinmetz, Chief Executive
     Officer and President (Principal
           Executive Officer)


   /s/ Shlomo Meichor
  ----------------------------------                                                           March 30, 2001
        Shlomo Meichor, Vice
    President-Finance and Treasurer
     (Principal Financial Officer)

   /s/ Alla Kanter
  ----------------------------------                                                           March 30, 2001
           Alla Kanter, Vice
       President-Accounting and
    Controller (Principal Accounting
              Officer)