Form 10-Q
period 2001-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2001-05-15
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                     March 31, 2001
                              ------------------------------------------------

                                          OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to
                               -------------------------  ---------------------


                                         Commission file number 0-538
                                                                ------


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X       No
                                                  ---------     ---------

        The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,152,478 (as of April 30, 2001).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q



                                                                                       Page
                                                                                       ----
Part I     Financial Information

   Item 1.    Financial Statements

             Consolidated Statements of Income..........................                   2

             Consolidated Balance Sheets................................                   3

             Consolidated Statements of Cash Flows......................                   5

             Consolidated Statements of Changes in Shareholders'
               Equity...................................................                   7

             Consolidated Statements of Comprehensive Income............                   9

             Notes to the Consolidated Financial Statements.............                  10

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................                  12

   Item 3.    Quantitative and Qualitative Disclosures About
                Market Risks............................................                  13


Part II      Other Information..........................................                  15

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31,                                           2001               2000
--------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                    (Unaudited)        (Unaudited)

REVENUES
Equity in earnings of affiliates............................         $    843            $   2,866
Interest....................................................              215                  374
Real estate income..........................................            3,123                2,173
Realized and unrealized (losses) gains on
  investments...............................................             (866)               3,243
Gain on sale of real estate rental property.................            7,971                    -
Other.......................................................              559                2,099
                                                                     --------            ---------
     Total revenues.........................................           11,845               10,755
                                                                     --------            ---------

EXPENSES
Interest....................................................            4,198                2,537
Real estate expenses........................................            3,009                1,730
Loss from impairment of investments.........................            1,250                1,500
Minority interests..........................................             (735)                  72
Translation (gain) loss.....................................             (842)               1,053
Other.......................................................            2,151                2,022
                                                                     --------             --------
     Total expenses.........................................            9,031                8,914
                                                                     --------             --------

Income before income taxes..................................            2,814                1,841
Provision for income taxes..................................            2,454                  679
                                                                     --------             --------
     NET INCOME.............................................         $    360             $  1,162
                                                                     ========             ========


Basic EPS
  Earnings per Class A share................................         $    .02             $    .06

  Shares used in calculation (in thousands).................           19,142               18,520

Diluted EPS
  Earnings per Class A share................................         $    .02             $    .05

  Shares used in calculation (in thousands).................           19,923               21,723

The accompanying notes are an intergral part of the consolidated financial statements.

 AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      March 31,        December 31,
ASSETS AS AT                                                            2001               2000
----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              (Unaudited)

Cash and cash equivalents...................................         $ 15,960             $  5,842


Deposits, notes and loans receivable........................           17,106               14,804


Investments.................................................          294,870              307,600


Real estate property, less accumulated
  depreciation of $6,973 and $9,310.........................           68,436               87,480


Other assets................................................           25,426               30,902
                                                                     --------             --------





TOTAL ASSETS................................................         $421,798             $446,628
                                                                     ========             ========



The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                     March 31,           December 31,
SHAREHOLDERS' EQUITY AS AT                                            2001                  2000
----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              (Unaudited)

LIABILITIES
Notes and loans payable:
  Related parties...........................................         $  9,046             $ 11,605
  Others....................................................          153,930              165,938
Debentures..................................................           22,112               24,033
Accounts and income taxes payable, accrued
  expenses and minority interests...........................           81,021               80,650
                                                                     --------             --------

     Total liabilities......................................          266,109              282,226
                                                                     --------             --------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5
  par value; authorized 189,287 shares; issued
  154,470 and 156,401 shares; outstanding 151,120
  and 153,051 shares........................................              772                  782

6-1/2% Cumulative Convertible Preferred Stock,
  $5 par value; authorized 988,055 shares; issued
  743,339 and 745,814 shares; outstanding 620,803
  and 623,278 shares........................................            3,717                3,729

Class A Stock, $1 par value; authorized
  60,000,000 shares; issued 25,320,082 and
  25,303,002 shares; outstanding 19,151,918
  and 19,134,838 shares.....................................           25,320               25,303

Additional paid-in capital..................................           58,199               58,194

Retained earnings...........................................          119,301              118,941

Treasury stock, at cost.....................................          (33,275)             (33,275)

Accumulated other comprehensive loss........................          (18,345)              (9,272)
                                                                     --------             --------

     Total shareholders' equity.............................          155,689              164,402
                                                                     --------             --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $421,798             $446,628
                                                                     ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,                                            2001                 2000
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              (Unaudited)          (Unaudited)

Cash flows from operating activities:
  Net income................................................         $    360             $  1,162
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in earnings of affiliates.........................             (843)              (2,866)
   Realized and unrealized losses (gains)
    on investments..........................................              866               (3,243)
   Gain on sale of real estate rental property..............           (7,971)                   -
   Depreciation expense.....................................              715                  429
   Amortization expense.....................................               96                  249
   Loss from impairment of investments......................            1,250                1,500
   Translation (gain) loss..................................             (842)               1,053
   Minority interests.......................................             (735)                  72
  Decrease in other assets..................................            4,059                4,578
  Increase in accounts and income taxes
   payable, accrued expenses and minority
   interests................................................            2,608                  495
  Investments made in trading securities....................                -              (14,336)
  Proceeds from sale of trading securities..................            2,965                9,925
  Dividends received from affiliates........................               48                3,423
                                                                      -------             --------

   Net cash provided by operating activities................            2,576                2,441
                                                                     --------           ----------

Cash flows from investing activities:
  Deposits, notes and loans receivable collected............            2,369                7,806
  Deposits, notes and loans receivable granted..............           (5,211)                (191)
  Investments made in:
   Available-for-sale securities............................             (752)              (2,127)
   Affiliates and others....................................           (7,604)              (9,189)
  Proceeds from sale of investments:
   Available-for-sale securities............................            2,800                    -
   Others ..................................................              134                1,133
  Proceeds from sale of real estate property,
   net of commissions and transfer taxes....................           31,723                    -
  Capital improvements......................................           (1,253)              (5,768)
                                                                     --------             --------

   Net cash provided by (used in) investing
    activities..............................................           22,206               (8,336)
                                                                     --------             --------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,                                          2001                 2000
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                             (Unaudited)          (Unaudited)

Cash flows from financing activities:
  Notes and loans payable received:
   Others...................................................         $  6,940             $ 19,564
  Notes and loans payable repaid:
   Related parties..........................................             (301)                   -
   Others...................................................          (19,206)              (7,285)
  Proceeds from exercise of stock options...................                -                  747
  Contribution to  partnership by minority
   interests................................................            1,295                    -
  Debentures repaid.........................................           (1,894)              (6,389)
                                                                      --------            ---------

   Net cash (used in) provided by financing
    activities..............................................          (13,166)               6,637
                                                                     --------             --------

Effect of exchange rate changes on cash and
  cash equivalents .........................................           (1,498)                 534
                                                                     --------             ---------

Net increase in cash and cash equivalents...................           10,118                1,276
Cash and cash equivalents at beginning of
  period....................................................            5,842                7,409
                                                                     --------             --------

Cash and cash equivalents at end of period..................         $ 15,960             $  8,685
                                                                     ========             ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
  Interest paid to others:..................................         $  7,223             $     -
                                                                     ========             ========

  Income taxes paid.........................................         $     12             $    139
                                                                     ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31,                                           2001                2000
----------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                        (Unaudited)         (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year..................................         $    782             $    829
Conversion of 1,931 and 3,324 shares into
  Class A Stock.............................................              (10)                 (16)
                                                                     --------             --------
Balance, end of period......................................         $    772             $    813
                                                                     ========             ========

6-1/2% PREFERRED STOCK
Balance, beginning of year..................................         $  3,729             $  4,459
Conversion of 2,475 and 119,665 shares into
  Class A Stock.............................................              (12)                (599)
                                                                     --------             --------
Balance, end of period......................................         $  3,717             $  3,860
                                                                     ========             ========

CLASS A STOCK
Balance, beginning of year..................................         $ 25,303             $ 24,817
Issuance of shares upon conversion of
  Preferred Stock...........................................               17                  376
                                                                     --------             --------
Balance, end of period......................................         $ 25,320             $ 25,193
                                                                     ========             ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year..................................         $ 58,194             $ 57,896
Conversion of Preferred Stock...............................                5                  239
Issuance of shares upon exercise of
  stock options.............................................                -                   58
                                                                     --------             --------
Balance, end of period......................................         $ 58,199             $ 58,193
                                                                     ========             ========

RETAINED EARNINGS
Balance, beginning of year..................................         $118,941             $118,362
Net income..................................................              360                1,162
                                                                     --------             --------
Balance, end of period......................................         $119,301             $119,524
                                                                     ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31,                                           2001                 2000
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                        (Unaudited)          (Unaudited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period......................................         $    (84)            $    (84)
                                                                     --------             --------

6-1/2% PREFERRED STOCK
Balance, end of period......................................           (1,853)              (1,853)
                                                                     --------             --------

CLASS A STOCK
Balance, beginning of year - 6,168,164
  and 6,528,181 shares, at cost.............................          (31,338)             (33,615)
Issuance of shares upon exercise of 109,000
  stock options.............................................                -                  689
                                                                     --------             --------
Balance, end of period - 6,168,164 and
  6,419,181 shares, at cost.................................          (31,338)             (32,926)
                                                                     --------             --------

Balance, end of period......................................         $(33,275)            $(34,863)
                                                                     ========             ========

ACCUMULATED OTHER COMPREHENSIVE LOSS

  Cumulative translation adjustments:
  Balance, beginning of year................................         $(17,217)            $(17,676)
  Foreign currency translation adjustment...................           (1,406)                 852
                                                                     --------             --------
  Balance, end of period....................................          (18,623)             (16,824)
                                                                     --------             --------

  Unrealized gain on marketable securities:
  Balance, beginning of year................................            7,945                3,699
  Unrealized (loss) gain, net...............................           (6,182)              17,515
  Sale of available-for-sale securities.....................           (1,485)                   -
                                                                     --------              -------
  Balance, end of period....................................              278               21,214
                                                                     --------             --------

Balance, end of period......................................         $(18,345)            $  4,390
                                                                     =========            ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,                                           2001                 2000
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              (Unaudited)          (Unaudited)

Net income..................................................         $    360             $  1,162
                                                                     --------             --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments..................           (1,406)                 852
  Unrealized (loss) gain on securities......................           (6,182)              17,515
                                                                     --------             --------
  Other comprehensive (loss) income.........................           (7,588)              18,367
                                                                     --------             --------

  Comprehensive (loss) income...............................         $ (7,228)            $ 19,529
                                                                     ========             ========

Related tax benefit (expense) of other comprehensive (loss) income:
  Foreign currency translation adjustments..................         $    534             $   (236)
  Unrealized (loss) gain on securities......................         $  4,193             $ (9,817)

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

2. The December 31, 2000 consolidated balance sheet presented herein was derived from the audited December 31, 2000 consolidated financial statements of the Company.

        Reference should be made to the Company's consolidated financial statements for the year ended December 31, 2000 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 2000 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. Segment information presented below results primarily from operations in Israel.

        THREE MONTHS ENDED MARCH 31,                                   2001                 2000
        -------------------------------------------------------------------------------------------
        (Dollars in thousands)

        Revenues:
        --------
        Finance.............................................         $    200             $  5,409
        Real estate.........................................           11,094                2,173
        Leisure-time........................................              447                  416
        Intercompany adjustments............................             (739)                (109)
                                                                     --------             --------
             Total..........................................         $ 11,002             $  7,889
                                                                     ========             ========

        Pretax Operating Income (Loss):
        ------------------------------
        Finance.............................................         $ (5,626)            $ (1,043)
        Real estate.........................................            6,790                  (19)
        Leisure-time........................................               72                  109
                                                                     --------             --------
             Total..........................................         $  1,236            $    (953)
                                                                     ========            =========

        Total Assets:
        ------------
        Finance.............................................         $339,467*            $353,347*
        Real estate.........................................           75,400               82,148
        Leisure-time........................................           13,803               14,206
        Intercompany adjustments............................           (6,872)             (10,629)
                                                                     --------             --------
             Total..........................................         $421,798             $439,072
                                                                     ========             ========

        Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues exclude equity in earnings of affiliates and pretax operating income excludes equity in earnings of affiliates and minority interests.

        The real estate segment consists of rental property owned in Israel and the United States (see Note 5) leased to related and unrelated parties and of the operations of Am-Hal Ltd., the Company's wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. The leisure-time segment consists primarily of Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company's 51%-owned subsidiary located in Israel).

        *Includes an investment in MIRS Communications Ltd. of $111 million.

4. The following table summarizes securities that were outstanding as of March 31, 2001 and 2000, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

        (Shares in thousands)                           March 31,
                                                   -------------------
                                                    2001         2000
                                                    ----         ----

        Options and Rights                          3,013          -
        6-1/2% Preferred Stock                        621          -

5. On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Results of Operations


Consolidated net income decreased to $.4 million for the three months ended March 31, 2001, from $1.2 million for the same period in 2000. The decrease in income is primarily attributable to unrealized losses on investments, the decrease in equity in earnings of affiliates, higher interest expense, higher provision for income taxes, and lower other income. These decreases were partially offset by the gain on sale of real estate rental property in 2001 and a translation gain in 2001, as compared to a translation loss in 2000.

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded $2.2 million of unrealized losses on investments which are classified as trading securities in the three-month period ended March 31, 2001, as compared to $1.7 million of unrealized gains in the same period in 2000. The unrealized losses recorded in 2001 and the unrealized gains recorded in 2000 are primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. At March 31, 2001 and December 31, 2000, the aggregate fair value of trading securities amounted to approximately $18.2 million and $23.8 million, respectively.

In the three months ended March 31, 2001, the Company recorded $1.3 million of gains on the sale of investments, which were primarily attributable to its investment in Floware Wireless Systems Ltd. In the quarter ended March 31, 2000, the Company recorded $1.5 million of gains on the sale of various marketable securities.

Equity in earning of affiliates decreased to $.8 million for the three months ended March 31, 2001, from $2.9 million for the same period in 2000. The decrease is primarily attributable to the decreased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd., which recorded unrealized gains on its investments in Smart Link Ltd., Netformx Ltd. and Sim-Player.com Ltd in 2000, and Ophirtech Ltd., the Company's 42.5%-owned affiliate, which recorded losses from impairment of investments in 2001.

On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue ("800 Second Avenue") in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes).

The increase in real estate income and expenses in the first quarter of 2001 as compared to the same period in 2000 is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. In June 2000, Am-Hal opened its second senior citizen facility which is located in Hod Hasharon, Israel.

The decrease in other income in the three months ended March 31, 2001, as compared to the same period in 2000, is attributable to a dividend received from MIRS Communications Ltd. ("MIRS") in 2000, which was not distributed by MIRS in 2001.

The Company recorded higher interest expense in the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of interest expense attributable to Am-Hal's operations.

In the three-month period ended March 31, 2001, the Company recorded a $1.25 million loss from impairment of its investment in RealM Technologies, Ltd., while in the same period in 2000, the Company recorded a $1.5 million loss from impairment of its investment in M.D.F. Industries Ltd.

The increase in the effective income tax rate in the first quarter of 2001 as compared to the same period in 2000 is attributable to state and local income taxes with respect to the gain on sale of 800 Second Avenue, losses of certain Israeli subsidiaries for which no tax benefits are available and certain expenses which are not deductible for income tax purposes.

The Company recorded a translation gain of $.8 million in the quarter ended March 31, 2001, as compared to a translation loss of $1.1 million in the same period in 2000. The translation gain in 2001 is attributable to the devaluation of the new Israeli shekel against the U.S. dollar in the three months ended March 31, 2001, while the translation loss in 2000 was attributable to foreign exchange forward contracts executed by the Company, which were outstanding during the first quarter of 2000.

Liquidity and Capital Resources

At March 31, 2001, cash and cash equivalents were $16 million, as compared with $5.8 million at December 31, 2000. The increase in cash and cash equivalents and the decrease in notes and loans payable and real estate property are primarily attributable to the sale of 800 Second Avenue. The increase in accumulated other comprehensive loss is primarily attributable to the unrealized losses on the available-for-sale securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2001, and are sensitive to the above market risks.

Interest Rate Risks

At March 31, 2001, the Company had financial assets totalling $31.9 million and financial liabilities totalling $185.1 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At March 31, 2001, the Company had fixed rate financial assets of $20.4 million and variable rate financial assets of $11.5 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.2 million.

At March 31, 2001, the Company had fixed rate debt of $47.6 million and variable rate debt of $137.5 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.3 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.8 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company sometimes enters into various foreign exchange forward purchase contracts. At March 31, 2001, the Company did not have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $1.6 million. Conversely, if there were a 10% revaluation of the foreign currency, the net decrease in earnings would be $2.6 million.

Equity Price Risk

The Company's investments at March 31, 2001 included marketable securities (trading and available-for-sale) which are recorded at fair value of $43.1 million, including a net unrealized loss of $12.4 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $4.3 million.

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

Dated:  May 15, 2001

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