Form 10-K405/A
period 2000-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2001-05-25
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K/A
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   -----------

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and Subsidiaries (the "Company") as of December 31,2000 and 1999, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income for each of the three years in the period ended December 31,2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 15% and 15%, respectively, in 2000, 27% and 25%, respectively, in 1999, and total revenues of 6% in 1998, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net earnings of these affiliated companies represents $10,730,000, $15,727,000, and $7,995,000, of consolidated net income for the years ended December 31, 2000, 1999 and 1998, respectively. The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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


New York, New York                                    /s/ Arthur Andersen LLP
March 26, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of May, 2001.


                                          AMPAL-AMERICAN ISRAEL CORPORATION

                                    By:    /s/ Raz Steinmetz
                                          --------------------------------------
                                          Raz Steinmetz, Chief Executive Officer
                                           and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 25, 2001.

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


   /s/ Raz Steinmetz
  ----------------------------------                                                           May 25, 2001
      Raz Steinmetz, Chief Executive
     Officer and President (Principal
           Executive Officer)


   /s/ Shlomo Meichor
  ----------------------------------                                                           May 25, 2001
        Shlomo Meichor, Vice
    President-Finance and Treasurer
     (Principal Financial Officer)

   /s/ Alla Kanter
  ----------------------------------                                                           May 25, 2001
           Alla Kanter, Vice
       President-Accounting and
    Controller (Principal Accounting
              Officer)