Form 10-Q
period 2001-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2001-08-14
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 2001
                               --------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------

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

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,191,025 as of July 31, 2001.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q

                                                                                              Page
                                                                                              ----
Part I        Financial Information

    Item 1.     Financial Statements

                Consolidated Statements of Income

                  Six Months Ended June 30..............................................        2

                  Three Months Ended June 30............................................        3

                Consolidated Balance Sheets.............................................        4

                Consolidated Statements of Cash Flows...................................        6

                Consolidated Statements of Changes in Shareholders'
                  Equity................................................................        8

                Consolidated Statements of Comprehensive Income.........................       10

                Notes to the Consolidated Financial Statements..........................       11

    Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................................       14

    Item 3.     Quantitative and Qualitative Disclosures About
                   Market Risks.........................................................       17


Part II         Other Information.......................................................       18

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30,                                 2001                 2000
-------------------------                                 ----                 ----
(Dollars in thousands, except per share amounts)       (Unaudited)          (Unaudited)
REVENUES
Equity in earnings of affiliates ...........            $  2,298             $ 16,056
Interest ...................................                 578                  728
Real estate income .........................               4,954                4,421
Realized and unrealized (losses) gains on
   investments .............................              (2,051)               6,609
Gain on sale of real estate rental property               10,091                   --
Other ......................................               2,216                3,506
                                                        --------             --------
     Total revenues ........................              18,086               31,320
                                                        --------             --------

EXPENSES
Interest ...................................               7,324                6,025
Real estate expenses .......................               5,035                3,768
Loss from impairment of investments ........               3,153                3,500
Minority interests .........................              (1,233)                (518)
Translation (gain) loss ....................                (553)                 737
Other ......................................               4,227                3,950
                                                        --------             --------
     Total expenses ........................              17,953               17,462
                                                        --------             --------

Income before income taxes .................                 133               13,858
Provision for income taxes .................               3,584                5,461
                                                        --------             --------
     NET (LOSS) INCOME .....................            $ (3,451)            $  8,397
                                                        ========             ========

Basic EPS
   (Loss) earnings per Class A share .......            $   (.19)            $    .44

   Shares used in calculation (in thousands)              19,157               18,747

Diluted EPS
   (Loss) earnings per Class A share .......            $   (.19)            $    .38

   Shares used in calculation (in thousands)              19,157               21,785


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30,                               2001                 2000
---------------------------                               ----                 ----
(Dollars in thousands, except per share amounts)       (Unaudited)          (Unaudited)
REVENUES
Equity in earnings of affiliates ...........            $  1,455             $ 13,190
Interest ...................................                 363                  354
Real estate income .........................               1,831                2,248
Realized and unrealized (losses) gains on
  investments ..............................              (1,185)               3,366
Gain on sale of real estate rental property                2,120                   --
Other ......................................               1,657                1,407
                                                        --------             --------
     Total revenues ........................               6,241               20,565
                                                        --------             --------
EXPENSES
Interest ...................................               3,126                3,488
Real estate expenses .......................               2,026                2,038
Loss from impairment of investments ........               1,903                2,000
Minority interests .........................                (498)                (590)
Translation loss (gain) ....................                 289                 (316)
Other ......................................               2,076                1,928
                                                        --------             --------
     Total expenses ........................               8,922                8,548
                                                        --------             --------

(Loss) income before income taxes ..........              (2,681)              12,017
Provision for income taxes .................               1,130                4,782
                                                        --------             --------
     NET (LOSS) INCOME .....................            $ (3,811)            $  7,235
                                                        ========             ========
Basic EPS
   (Loss) earnings per Class A share .......            $   (.20)            $    .38

   Shares used in calculation (in thousands)              19,170               18,981

Diluted EPS
   (Loss) earnings per Class A share .......            $   (.20)            $    .33

   Shares used in calculation (in thousands)              19,170               21,916


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  June 30,          December 31,
ASSETS AS AT                                        2001                2000
------------                                        ----                ----
(Dollars in thousands)                           (Unaudited)
Cash and cash equivalents ............            $  2,899            $  5,842


Deposits, notes and loans receivable .              18,669              14,804


Investments ..........................             295,387             307,600


Real estate property, less accumulated
   depreciation of $6,655 and $9,310 .              67,340              87,480


Other assets .........................              21,540              30,902
                                                  --------            --------


TOTAL ASSETS .........................            $405,835            $446,628
                                                  ========            ========


The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                June 30,            December 31,
SHAREHOLDERS' EQUITY AS AT                                       2001                  2000
--------------------------                                       ----                  ----
(Dollars in thousands)                                       (Unaudited)
LIABILITIES
Notes and loans payable:
   Related parties ...............................            $   7,114             $  11,605
   Others ........................................              141,563               165,938
Debentures .......................................               22,676                24,033
Accounts and income taxes payable, accrued
   expenses and minority interests ...............               80,126                80,650
                                                              ---------             ---------

     Total liabilities ...........................              251,479               282,226
                                                              ---------             ---------
SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5
   par value; authorized 189,287 shares; issued
   152,127 and 156,401 shares; outstanding 148,777
   and 153,051 shares ............................                  761                   782

6-1/2% Cumulative Convertible Preferred Stock,
   $5 par value; authorized 988,055 shares; issued
   738,410 and 745,814 shares; outstanding 615,874
   and 623,278 shares ............................                3,692                 3,729

Class A Stock, $1 par value; authorized
   60,000,000 shares; issued 25,346,584 and
   25,303,002 shares; outstanding 19,185,920
   and 19,134,838 shares .........................               25,346                25,303

Additional paid-in capital .......................               58,227                58,194

Retained earnings ................................              115,490               118,941

Treasury stock, at cost ..........................              (33,238)              (33,275)

Accumulated other comprehensive loss .............              (15,922)               (9,272)
                                                              ---------             ---------

     Total shareholders' equity ..................              154,356               164,402
                                                              ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......            $ 405,835             $ 446,628
                                                              =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                                      2001                 2000
-------------------------                                      ----                 ----
(Dollars in thousands)                                      (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Net (loss) income ............................            $ (3,451)            $  8,397
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
    Equity in earnings of affiliates ............              (2,298)             (16,056)
    Realized and unrealized losses (gains)
     on investments .............................               2,051               (6,609)
    Gain on sale of real estate rental property .             (10,091)                  --
    Depreciation expense ........................               1,151                  859
    Amortization expense ........................                 136                  489
    Loss from impairment of investments .........               3,153                3,500
    Translation (gain) loss .....................                (553)                 737
    Minority interests ..........................              (1,233)                (518)
   Decrease in other assets .....................               5,093                3,312
   Increase in accounts and income taxes
    payable, accrued expenses and minority
    interests ...................................               3,995                6,973
   Investments made in trading securities .......                  --              (15,965)
   Proceeds from sale of trading securities .....               4,486               14,763
   Dividends received from affiliates ...........               2,032                3,507
                                                             --------             --------
    Net cash provided by operating activities ...               4,471                3,389
                                                             --------             --------
Cash flows from investing activities:
   Deposits, notes and loans receivable collected               3,083                7,810
   Deposits, notes and loans receivable granted .              (7,277)              (1,212)
   Investments made in:
    Available-for-sale securities ...............              (1,256)              (2,127)
    Others ......................................              (9,316)             (12,857)
    Proceeds from sale of investments:
    Available-for-sale securities ...............               2,800                   --
    Others ......................................                 137                1,134
   Proceeds from sale of real estate property,
    net of commissions and transfer taxes .......              34,848                   --
   Return of capital by partnership .............                 120                  722
   Capital improvements .........................              (1,872)             (10,497)
                                                             --------             --------
    Net cash provided by (used in) investing
     activities .................................              21,267              (17,027)
                                                             --------             --------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                                     2001                 2000
-------------------------                                     ----                 ----
(Dollars in thousands)                                     (Unaudited)          (Unaudited)
Cash flows from financing activities:
   Notes and loans payable received:
    Others .....................................            $  7,309             $ 28,470
   Notes and loans payable repaid:
    Related parties ............................                (641)                  --
    Others .....................................             (33,932)             (10,363)
   Proceeds from exercise of stock options .....                  --                  759
   Contribution to partnership by minority
    interests ..................................               1,295                   --
   Debentures repaid ...........................              (1,894)              (6,402)
                                                            --------             --------

    Net cash (used in) provided by financing
     activities ................................             (27,863)              12,464
                                                            --------             --------

Effect of exchange rate changes on cash and
   cash equivalents ............................                (818)                 406
                                                            --------             --------

Net decrease in cash and cash equivalents ......              (2,943)                (768)
Cash and cash equivalents at beginning of
   period ......................................               5,842                7,409
                                                            --------             --------

Cash and cash equivalents at end of period .....            $  2,899             $  6,641
                                                            ========             ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest paid to others .....................            $  9,130             $  2,202
                                                            ========             ========

   Income taxes paid ...........................            $  2,213             $    264
                                                            ========             ========

Supplemental Disclosure of Noncash Investing and
   Financing Activities:
   Issuance of stock for charitable contribution
     and services ..............................            $     55             $     --
                                                            ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,                                2001                  2000
-------------------------                                ----                  ----
(Dollars in thousands, except share amounts)          (Unaudited)           (Unaudited)
4% PREFERRED STOCK
Balance, beginning of year ................            $     782             $     829
Conversion of 4,274 and 4,263 shares into
   Class A Stock ..........................                  (21)                  (21)
                                                       ---------             ---------
Balance, end of period ....................            $     761             $     808
                                                       =========             =========
6-1/2% PREFERRED STOCK
Balance, beginning of year ................            $   3,729             $   4,459
Conversion of 7,404 and 131,821 shares into
   Class A Stock ..........................                  (37)                 (659)
                                                       ---------             ---------
Balance, end of period ....................            $   3,692             $   3,800
                                                       =========             =========
CLASS A STOCK
Balance, beginning of year ................            $  25,303             $  24,817
Issuance of shares upon conversion of
   Preferred Stock ........................                   43                   417
                                                       ---------             ---------
Balance, end of period ....................            $  25,346             $  25,234
                                                       =========             =========
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year ................            $  58,194             $  57,896
Conversion of Preferred Stock .............                   15                   263
Issuance of additional shares .............                   18                    --
Issuance of shares upon exercise of
   stock options ..........................                   --                (1,518)
                                                       ---------             ---------
Balance, end of period ....................            $  58,227             $  56,641
                                                       =========             =========
RETAINED EARNINGS
Balance, beginning of year ................            $ 118,941             $ 118,362
Net (loss) income .........................               (3,451)                8,397
                                                       ---------             ---------
Balance, end of period ....................            $ 115,490             $ 126,759
                                                       =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,                                     2001                 2000
-------------------------                                     ----                 ----
(Dollars in thousands, except share amounts)               (Unaudited)          (Unaudited)
TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period .........................            $    (84)            $    (84)
                                                            --------             --------
6-1/2% PREFERRED STOCK
Balance, end of period .........................              (1,853)              (1,853)
                                                            --------             --------
CLASS A STOCK
Balance, beginning of year - 6,168,164
   and 6,528,181 shares, at cost ...............             (31,338)             (33,615)
Issuance of additional shares ..................                  37                   --
Issuance of shares upon exercise of 360,017
   stock options ...............................                  --                2,277
                                                            --------             --------
Balance, end of period - 6,160,664 and 6,168,164
   shares, at cost .............................             (31,301)             (31,338)
                                                            --------             --------
Balance, end of period .........................            $(33,238)            $(33,275)
                                                            --------             --------
ACCUMULATED OTHER COMPREHENSIVE LOSS

   Cumulative translation adjustments:
   Balance, beginning of year ..................            $(17,217)            $(17,676)
   Foreign currency translation adjustment .....              (1,112)                 263
                                                            --------             --------
   Balance, end of period ......................             (18,329)             (17,413)
                                                            --------             --------
   Unrealized gain on marketable securities:
   Balance, beginning of year ..................               7,945                3,699
   Unrealized (loss) gain, net .................              (4,053)              13,639
   Sale of available-for-sale securities .......              (1,485)                  --
                                                            --------             --------
   Balance, end of period ......................               2,407               17,338
                                                            --------             --------
Balance, end of period .........................            $(15,922)            $    (75)
                                                            ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30,                                   2001                2000
-------------------------                                   ----                ----
(Dollars in thousands)                                   (Unaudited)         (Unaudited)
Net (loss) income ............................            $ (3,451)           $  8,397
                                                          --------            --------
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments ..              (1,112)                263
   Unrealized (loss) gain on securities ......              (4,053)             13,639
                                                          --------            --------
   Other comprehensive (loss) income .........              (5,165)             13,902
                                                          --------            --------
   Comprehensive (loss) income ...............            $ (8,616)           $ 22,299
                                                          ========            ========
Related tax benefit (expense) of other
  comprehensive (loss) income:
   Foreign currency translation adjustments ..            $    452            $     (4)
   Unrealized (loss) gain on securities ......            $  3,093            $ (7,670)


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

3. Segment information presented below results primarily from operations in Israel.

         SIX MONTHS ENDED JUNE 30,                2001                2000
         -------------------------                ----                ----
         (Dollars in thousands)
         Revenues:
         Finance .......................        $     654           $  10,273
         Real estate ...................           15,045               4,421
         Leisure-time ..................              850                 795
         Intercompany adjustments ......             (761)               (225)
                                                ---------           ---------
              Total ....................        $  15,788           $  15,264
                                                =========           =========

         Pretax Operating (Loss) Income:
         Finance .......................        $ (11,861)          $  (2,620)
         Real estate ...................            8,410                (129)
         Leisure-time ..................               53                  33
                                                ---------           ---------
              Total ....................        $  (3,398)          $  (2,716)
                                                =========           =========

         Total Assets:
         Finance .......................        $ 327,084*          $ 361,145*
         Real estate ...................           70,529              88,933
         Leisure-time ..................           14,146              13,766
         Intercompany adjustments ......           (5,924)            (10,775)
                                                ---------           ---------
              Total ....................        $ 405,835           $ 453,069
                                                =========           =========

         Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues exclude equity in earnings of affiliates and pretax operating income excludes equity in earnings of affiliates and minority interests.

         The real estate segment consists of rental property owned in Israel and the United States (see Note 5) and the operations of Am-Hal Ltd., the Company's wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. The leisure-time segment consists primarily of Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company's 51%-owned subsidiary located in Israel).

         *Includes an investment in MIRS Communications Ltd. of $111 million.

4. The following table summarizes securities that were outstanding during the six months ended June 30, 2001 and 2000, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

         (Shares in thousands)                    June 30,
                                                  --------
                                            2001             2000
                                            ----             ----
         Options ..............            3,106            2,375
         4% Preferred Stock ...              151               --
         6-1/2% Preferred Stock              620               --

5. On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes). On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak, Israel and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes).

6. On July 27, 1998 a Tel Aviv District Court judge ruled in favor of Yakhin Hakal Ltd., the manager and co-owner of Ampal's 50%-owned affiliates, Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim"). The judge's decision allowed Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $.8 million and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

         On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. At the request of Ampal's attorneys, the Tel Aviv District Court issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment.

         On July 31, 2001, the registrar for the High Court of Appeals issued a decision dismissing on technical grounds, Ampal's appeal in its dispute with Yakhin Hakal. The registrar determined that Ampal had failed to produce a guarantee for Yakhin Hakal's expenses in the appeal within the required time. On August 7, 2001, Ampal appealed the dismissal. The High Court of Appeals stayed the proceedings pending a final decision in this new appeal and also decided to set a date for this appeal as soon as possible. Ampal has been advised by the Israeli counsel representing it in this case that Ampal has a very good chance of winning this new appeal and having its original appeal reinstated and decided on the merits.

7. In 2001, a claim was filed in the Jerusalem District Court against Sonol, a wholly-owned subsidiary of Granite Hacarmel Investments Ltd. ("Granite"), its subsidiary company, Sprint Motors Ltd., and four unrelated companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" over a period of many years. The plaintiffs have requested the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30 and, should the court allow a class action, it will total approximately NIS. 372 million (approximately $93 million). From the claim, it is not clear as to what is Sonol's and its subsidiary's share of this amount. The company's management denies the plaintiff's request and the claim which, in its opinion, have no real basis.

         In June 2001, a claim was filed by customers against Supergas (Granite's wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers. The plaintiff applied to the Tel Aviv District Court to have the claim recognized as a class action in a total amount of NIS. 125 million (approximately $31 million). The company's management, based on legal advice, is of the opinion that the ultimate outcome of this case can not be evaluated at this stage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Results of Operations

Six months ended June 30, 2001 compared to six months ended June 30, 2000:

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded a consolidated net loss of $3.5 million for the six months ended June 30, 2001, as compared to a net income of $8.4 million for the same period in 2000. The decrease in income is primarily attributable to the decrease in equity in earnings of affiliates, unrealized losses on investments in 2001, as compared to unrealized gains in 2000, lower other income, higher interest expense and a higher effective income tax rate. These decreases in net income were partially offset by the gain on sale of real estate rental property in 2001 and a translation gain in 2001, as compared to a translation loss in 2000.

Equity in earnings of affiliates decreased to $2.3 million for the six months ended June 30, 2001, from $16.1 million for the same period in 2000. The decrease is primarily attributable to the decreased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), which recorded unrealized gains on its investments in Smart Link Ltd., Netformx Ltd. and Sim-Player.com Ltd. in 2000, and Ophir Holdings Ltd. ("Ophir Holdings"), the Company's 42.5%-owned affiliate, which recorded an unrealized gain on a trading security in 2000. There were no similar gains in 2001.

The Company recorded $3.6 million of unrealized losses on investments which are classified as trading securities in the six-month period ended June 30, 2001, as compared to $4.3 million of unrealized gains in the same period in 2000. The unrealized losses recorded in 2001 are primarily attributable to the Company's investment in shares of Zeevi Computers and Technology Ltd. ("Zeevi") and Bank Leumi Le'Israel B.M., while the unrealized gains in 2000 are primarily attributable to the Company's investment in shares of BreezeCOM Ltd.("BreezeCOM"). At June 30, 2001 and December 31, 2000, the aggregate fair value of trading securities amounted to approximately $15 million and $23.8 million, respectively.

In the six months ended June 30, 2001, the Company recorded $1.5 million of gains on the sale of investments, which were primarily attributable to its investment in Floware Wireless Systems Ltd. In the six months ended June 30, 2000, the Company recorded $2.3 million of gains on the sale of various marketable securities.

On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue ("800 Second Avenue") in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes). On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak, ("Bnei Brak") Israel and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes).

The increase in real estate income and expenses in the first half of 2001 as compared to the same period in 2000 is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. In June 2000, Am-Hal opened its second senior citizen facility which is located in Hod Hasharon, Israel.

The decrease in other income in the six months ended June 30, 2001, as compared to the same period in 2000, is attributable to a dividend received from MIRS Communications Ltd. ("Mirs") in 2000, which was not distributed by MIRS in 2001.

The Company recorded higher interest expense in the six months ended June 30, 2001, as compared to the same period in 2000, primarily as a result of interest expense attributable to Am-Hal's operations.

In the six-month period ended June 30, 2001, the Company recorded a $3.2 million loss from impairment of its investments in RealM Technologies Ltd.($1.25 million), Shiron Satellite Communications (1996) Ltd. ("Shiron") ($.9 million), mPrest Technologies Ltd. ("mPrest") ($.75 million) and Babylon Ltd. ("Babylon") ($.25 million), while in the same period in 2000, the Company recorded a $3.5 million loss from impairment of its investment in M.D.F. Industries Ltd.

The Company recorded a translation gain of $.6 million in the six months ended June 30, 2001, as compared to a translation loss of $.7 million in the same period in 2000. The translation gain in 2001 is attributable to the devaluation of the new Israeli shekel against the U.S. dollar in the six months ended June 30, 2001, while the translation loss in 2000 was primarily attributable to foreign exchange forward contracts executed by the Company, which were outstanding during the first half of 2000.

The increase in the effective income tax rate in 2001, as compared to 2000, is attributable to state and local income taxes with respect to the gain on sale of 800 Second Avenue, losses of certain Israeli subsidiaries for which no tax benefits are currently available and certain expenses which are not deductible for income tax purposes.


Three months ended June 30, 2001 compared to three months ended June 30, 2000:

The consolidated net loss was $3.8 million for the three months ended June 30, 2001, as compared to net income of $7.2 million for the same period in 2000. The decrease in income is primarily attributable to the decrease in equity in earnings of affiliates, unrealized losses on investments in the second quarter of 2001, as compared to unrealized gains on investments in 2000 and a higher effective income tax rate. These decreases in net income were partially offset by the gain on sale of real estate rental property in the second quarter of 2001.

Equity in earnings of affiliates decreased to $1.5 million for the three months ended June 30, 2001, from $13.2 million for the same period in 2000. The decrease is primarily attributable to the unrealized gains recorded by Trinet and Ophir Holdings in 2000, and there were no similar gains in 2001.

The Company recorded $1.3 million of unrealized losses on investments which were classified as trading securities in the three-month period ended June 30, 2001, as compared to $3.1 million of unrealized gains in the same period in 2000. The unrealized losses recorded in 2001 are primarily attributable to the Company's investment in shares of Zeevi, while the unrealized gains in 2000 were primarily attributable to the Company's investment in shares of BreezeCOM.

On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes).

The decrease in real estate income in the second quarter of 2001, as compared to the same period in 2000, is attributable to the sale of 800 Second Avenue and Bnei Brak.

In the three-month period ended June 30, 2001, the Company recorded a $1.9 million loss from impairment of its investments in Shiron ($.9 million), mPrest ($.75 million) and Babylon ($.25 million), while in the same period in 2000, the Company recorded a $2 million loss from impairment of its investment in M.D.F. Industries Ltd.

The Company recorded a translation loss of $.3 million in the quarter ended June 30, 2001, as compared to a translation gain of $.3 million in the same period in 2000. The translation loss in 2001 is attributable to the revaluation of the new Israeli shekel against the U.S. dollar in the three months ended June 30, 2001, while the translation gain in the second quarter of 2000 was attributable to the shekel's devaluation against the dollar during that period.

The increase in the effective income tax rate in 2001 as compared to 2000 is attributable to losses of certain Israeli subsidiaries for which no tax benefits are currently available.


Liquidity and Capital Resources

At June 30, 2001, cash and cash equivalents were $2.9 million, as compared with $5.8 million at December 31, 2000. The decrease in cash and cash equivalents is primarily attributable to the income tax payments in connection with the sale of 800 Second Avenue and to the repayment of short-term borrowings. The decrease in notes and loans payable and real estate property are primarily attributable to the sale of 800 Second Avenue. The increase in accumulated other comprehensive loss is primarily attributable to the unrealized losses on the available-for-sale securities.

On January 22, 2001, the Company made an additional investment of $1.5 million in Enbaya Ltd., a developer of a 3D browser that enables fast viewing, compression and streaming of 3D models, and increased its equity interest in the company from 12.9% to 20.5%.

On February 23, 2001, the Company made an additional investment of $5 million in XACCT, a leading provider of business infrastructure software for the next-generation public network. The Company holds an approximate 16% equity interest in XACCT.

On April 16, 2001, the Company made an additional investment of $1.7 million (includes the conversion of a $.5 million loan) in ShellCase Ltd. ("ShellCase"), a developer of chip-size packaging technology for semiconductors using a wafer-level process. The Company holds an approximate 13.3% equity interest in ShellCase.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142 titled "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective beginning January 1, 2002. The Company is in the process of evaluating the SFAS Nos. 141 and 142 and the effect that they will have on the Company's financial position, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2001, and are sensitive to the above market risks.

Interest Rate Risks

At June 30, 2001, the Company had financial assets totalling $20.6 million and financial liabilities totalling $171.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At June 30, 2001, the Company had fixed rate financial assets of $13.8 million and variable rate financial assets of $6.8 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.1 million.

At June 30, 2001, the Company had fixed rate debt of $48.9 million and variable rate debt of $122.5 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.3 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.7 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company sometimes enters into various foreign exchange forward purchase contracts. At June 30, 2001, the Company did not have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $1.9 million. Conversely, if there were a 10% revaluation of the foreign currency, the net decrease in earnings would be $2.7 million.

Equity Price Risk

The Company's investments at June 30, 2001 included marketable securities (trading and available-for-sale) which are recorded at fair value of $42.5 million, including a net unrealized loss of $13.6 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $4.3 million.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings - On July 27, 1998 a Tel Aviv District Court judge ruled in favor of Yakhin Hakal Ltd., the manager and co-owner of Ampal's 50%-owned affiliates, Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim"). The judge's decision allowed Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $.8 million and to require Ampal to surrender all of its shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal. After the redemption and surrender, Ampal will no longer have any interest in Etz Vanir or Yakhin Mataim.

         On October 15, 1998, Ampal filed an appeal with the High Court of Appeals in Jerusalem. At the request of Ampal's attorneys, the Tel Aviv District Court issued a stay of performance of the judgment until the High Court of Appeals issues a final judgment.

         On July 31, 2001, the registrar for the High Court of Appeals issued a decision dismissing on technical grounds, Ampal's appeal in its dispute with Yakhin Hakal. The registrar determined that Ampal had failed to produce a guarantee for Yakhin Hakal's expenses in the appeal within the required time. On August 7, 2001, Ampal appealed the dismissal. The High Court of Appeals stayed the proceedings pending a final decision in this new appeal and also decided to set a date for this appeal as soon as possible. Ampal has been advised by the Israeli counsel representing it in this case that Ampal has a very good chance of winning this new appeal and having its original appeal reinstated and decided on the merits.

         In 2001, a claim was filed in the Jerusalem District Court against Sonol, a wholly-owned subsidiary of Granite Hacarmel Investments Ltd. ("Granite"), its subsidiary company, Sprint Motors Ltd., and four unrelated companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" over a period of many years. The plaintiffs have requested the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30 and, should the court allow a class action, it will total approximately NIS. 372 million (approximately $93 million). From the claim, it is not clear as to what is Sonol's and its subsidiary's share of this amount. The company's management denies the plaintiff's request and the claim which, in its opinion, have no real basis.

         In June 2001, a claim was filed by customers against Supergas (Granite's wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers. The plaintiff applied to the Tel Aviv District Court to have the claim recognized as a class action in a total amount of NIS. 125 million (approximately $31 million). The company's management, based on legal advice, is of the opinion that the ultimate outcome of this case can not be evaluated at this stage.

Item 2. Changes in Securities and Use of Proceeds -- On March 1,2001 Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal in Israel, transferred 1,500 shares of Ampal's Class A Stock (which had a market value at that time of approximately $9,000) to Coaching Ltd., an Israeli company, as partial consideration for strategic consulting services provided to Ampal (Israel) Ltd. in Israel. The issuance of such shares to Coaching Ltd. was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation S promulgated pursuant to such Act.


Item 3.  Defaults upon Senior Securities -- None.

Item 4. Submission of Matters to a Vote of Security Holders - On June 28, 2001, Ampal's shareholders held their annual meeting (the "Annual Meeting"). At such meeting, the shareholders elected the following individuals as directors by the following vote:

                                                                      AUTHORITY
                                                    FOR                WITHHELD
                 Michael Arnon                   18,164,619             20,596
                 Benzion Benbassat               18,165,225             19,990
                 Yaacov Elinav                   18,165,197             20,018
                 Kenneth L. Henderson            18,164,397             20,818
                 Hillel Peled                    18,166,297             18,918
                 Daniel Steinmetz                17,763,642            421,573
                 Raz Steinmetz                   17,765,332            419,883
                 Avi A. Vigder                   18,165,025             20,190
                 Eliyahu Wagner                  18,166,297             18,918


Item 5. Other Information - After the conclusion of the Annual Meeting, Ampal's Board of Directors elected the following individuals to serve as officers for the upcoming year:

                 Chairman of the Board:                  Daniel Steinmetz
                 President and Chief
                   Executive Officer:                    Raz Steinmetz
                 Vice President -
                   Finance and Treasurer:                Shlomo Meichor
                 Vice President -
                   Accounting and Controller:            Alla Kanter
                 Vice President -
                   Legal and Secretary:                  Niv Galanti
                 Assistant Controller:                   Harold Aronowitz


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

Dated:  August 14, 2001

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

Exhibit No.                        Description
    11       Schedule Setting Forth Computation of Earnings
             Per Share of Class A Stock.............................      Page *

----------

* This exhibit was included in the copy of this report filed with the Securities and Exchange Commission and is available upon request from Ampal.