Form 10-Q
period 2001-09-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2001-11-14
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 September 30, 2001
                               -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    ----------------------


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

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,220,907 as of October 31, 2001.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q



                                                                                         Page
                                                                                         ----
Part I        Financial Information

    Item 1.     Financial Statements

                Consolidated Statements of Income

                  Nine Months Ended September 30................................           2

                  Three Months Ended September 30...............................           3

                Consolidated Balance Sheets.....................................           4

                Consolidated Statements of Cash Flows...........................           6

                Consolidated Statements of Changes in Shareholders'
                  Equity........................................................           8

                Consolidated Statements of Comprehensive Income.................          10

                Notes to the Consolidated Financial Statements..................          11

    Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................          14

    Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risks..................................................          18


Part II       Other Information.................................................          19

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30,                             2001               2000
---------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)         (Unaudited)        (Unaudited)
REVENUES
Equity in earnings of affiliates ...............          $  2,969           $ 18,595
Interest .......................................             1,046                956
Real estate income .............................             6,927              7,091
Realized and unrealized (losses) gains on
   investments .................................            (3,083)             9,482
Gain on sale of real estate rental property ....            10,091                 --
Other ..........................................             2,864              4,503
                                                          --------           --------
     Total revenues ............................            20,814             40,627
                                                          --------           --------

EXPENSES
Interest .......................................             9,722             10,347
Real estate expenses ...........................             7,226              6,239
Loss from impairment of investments ............             4,093              3,500
Minority interests .............................            (1,628)            (1,334)
Translation (gain) loss ........................            (1,799)             1,313
Other ..........................................             6,033              5,604
                                                          --------           --------
     Total expenses ............................            23,647             25,669
                                                          --------           --------

(Loss) income before income taxes ..............            (2,833)            14,958
Provision for income taxes .....................             3,685              6,202
                                                          --------           --------
     NET (LOSS) INCOME .........................          $ (6,518)          $  8,756
                                                          ========           ========


Basic EPS
   (Loss) earnings per Class A share ...........          $   (.35)          $    .46

   Shares used in calculation (in thousands) ...            19,168             18,853

Diluted EPS
   (Loss) earnings per Class A share ...........          $   (.35)          $    .40

   Shares used in calculation (in thousands) ...            19,168             21,813




   The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30,                            2001               2000
---------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)         (Unaudited)        (Unaudited)
REVENUES
Equity in earnings of affiliates ...............          $    671           $  2,539
Interest .......................................               468                228
Real estate income .............................             1,973              2,670
Realized and unrealized (losses) gains on
   investments .................................            (1,032)             2,873
Other ..........................................               648                997
                                                          --------           --------
     Total revenues ............................             2,728              9,307
                                                          --------           --------

EXPENSES
Interest .......................................             2,398              4,322
Real estate expenses ...........................             2,191              2,471
Loss from impairment of investments ............               940                 --
Minority interests .............................              (395)              (816)
Translation (gain) loss ........................            (1,246)               576
Other ..........................................             1,806              1,654
                                                          --------           --------
     Total expenses ............................             5,694              8,207
                                                          --------           --------

(Loss) income before income taxes ..............            (2,966)             1,100
Provision for income taxes .....................               101                741
                                                          --------           --------
     NET (LOSS) INCOME .........................          $ (3,067)          $    359
                                                          ========           ========



Basic EPS
   (Loss) earnings per Class A share ...........          $   (.16)          $    .02

   Shares used in calculation (in thousands) ...            19,192             19,092

Diluted EPS
   (Loss) earnings per Class A share ...........          $   (.16)          $    .02

   Shares used in calculation (in thousands) ...            19,192             21,878




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
ASSETS AS AT                                           2001             2000
--------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)
Cash and cash equivalents ................           $    830         $  5,842


Deposits, notes and loans receivable .....             18,301           14,804


Investments ..............................            269,577          307,600


Real estate property, less accumulated
   depreciation of $7,058 and $9,310 .....             66,970           87,480


Other assets .............................             21,941           30,902
                                                     --------         --------




TOTAL ASSETS .............................           $377,619         $446,628
                                                     ========         ========




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                           September 30,        December 31,
SHAREHOLDERS' EQUITY AS AT                                     2001                2000
------------------------------------------------------------------------------------------
(Dollars in thousands)                                     (Unaudited)
LIABILITIES
   Notes and loans payable:
   Related parties ...............................          $   5,163           $  11,605
   Others ........................................            120,976             165,938
Debentures .......................................             22,817              24,033
Accounts and income taxes payable, accrued
   expenses and minority interests ...............             83,518              80,650
                                                            ---------           ---------

     Total liabilities ...........................            232,474             282,226
                                                            ---------           ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5
   par value; authorized 189,287 shares; issued
   150,839 and 156,401 shares; outstanding 147,489
   and 153,051 shares ............................                754                 782

6-1/2% Cumulative Convertible Preferred Stock,
   $5 par value; authorized 988,055 shares; issued
   734,866 and 745,814 shares; outstanding 612,330
   and 623,278 shares ............................              3,674               3,729

Class A Stock, $1 par value; authorized
   60,000,000 shares; issued 25,360,317 and
   25,303,002 shares; outstanding 19,199,653
   and 19,134,838 shares .........................             25,360              25,303

Additional paid-in capital .......................             58,237              58,194

Retained earnings ................................            112,423             118,941

Treasury stock, at cost ..........................            (33,238)            (33,275)

Accumulated other comprehensive loss .............            (22,065)             (9,272)
                                                            ---------           ---------

     Total shareholders' equity ..................            145,145             164,402
                                                            ---------           ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......          $ 377,619           $ 446,628
                                                            =========           =========




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                                 2001               2000
-------------------------------------------------------------------------------------------
(Dollars in thousands)                                       (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net (loss) income ...............................          $ (6,518)          $  8,756
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Equity in earnings of affiliates ...............            (2,969)           (18,595)
    Realized and unrealized losses (gains)
     on investments ................................             3,083             (9,482)
    Gain on sale of real estate rental property ....           (10,091)                --
    Depreciation expense ...........................             1,747              1,534
    Amortization expense ...........................               233                677
    Loss from impairment of investments ............             4,093              1,000
    Translation (gain) loss ........................            (1,799)             1,313
    Minority interests .............................            (1,628)            (1,334)
   Decrease in other assets ........................             6,880              3,056
   Increase in accounts and income taxes
    payable, accrued expenses and minority
    interests ......................................             7,774              9,826
   Investments made in trading securities ..........                (7)           (21,946)
   Proceeds from sale of trading securities ........             6,499             31,440
   Dividends received from affiliates ..............            15,655              3,629
                                                              --------           --------

    Net cash provided by operating activities ......            22,952              9,874
                                                              --------           --------

Cash flows from investing activities:
   Deposits, notes and loans receivable collected ..             3,149              8,893
   Deposits, notes and loans receivable granted ....            (7,381)            (1,665)
   Investments made in:
    Available-for-sale securities ..................            (1,257)            (2,127)
    Others .........................................            (9,316)           (20,723)
   Proceeds from sale of investments:
    Available-for-sale securities ..................             2,964                 --
    Others .........................................               137              2,149
   Proceeds from sale of real estate property,
    net of commissions and transfer taxes ..........            34,848                 --
   Return of capital by partnership ................               120                722
   Capital improvements ............................            (1,902)           (13,704)
                                                              --------           --------

    Net cash provided by (used in) investing
     activities ....................................            21,362            (26,455)
                                                              --------           --------




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                              2001               2000
----------------------------------------------------------------------------------------
(Dollars in thousands)                                    (Unaudited)        (Unaudited)
Cash flows from financing activities:
   Notes and loans payable received:
     Others .....................................          $  8,140           $ 49,803
   Notes and loans payable repaid:
     Related parties ............................            (1,063)               (49)
     Others .....................................           (53,902)           (21,066)
   Proceeds from exercise of stock options ......                --                759
   Contribution to partnership by minority
     interests ..................................             1,295                 --
   Issuance of shares ...........................                --                 10
   Debentures repaid ............................            (1,894)            (6,402)
                                                           --------           --------

   Net cash (used in) provided by financing
     activities .................................           (47,424)            23,055
                                                           --------           --------

   Effect of exchange rate changes on cash and
     cash equivalents ...........................            (1,902)               673
                                                           --------           --------

   Net (decrease) increase in cash and
     cash equivalents ...........................            (5,012)             7,147

Cash and cash equivalents at beginning of
   period .......................................             5,842              7,409
                                                           --------           --------

Cash and cash equivalents at end of period ......          $    830           $ 14,556
                                                           ========           ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period
   Interest paid to others ......................          $  9,997           $  4,685
                                                           ========           ========

   Income taxes paid ............................          $  2,955           $    301
                                                           ========           ========

Supplemental Disclosure of Noncash Investing
   and Financing Activities:
   Issuance of stock for charitable contribution
     and services ...............................          $     55           $     --
                                                           ========           ========




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,                          2001                2000
------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)         (Unaudited)         (Unaudited)
4% PREFERRED STOCK
Balance, beginning of year .................          $     782           $     829
Conversion of 5,562 and 7,148 shares into
   Class A Stock ...........................                (28)                (36)
                                                      ---------           ---------
Balance, end of period .....................          $     754           $     793
                                                      =========           =========

6-1/2% PREFERRED STOCK
Balance, beginning of year .................          $   3,729           $   4,459
Conversion of 10,948 and 142,135 shares into
   Class A Stock ...........................                (55)               (711)
                                                      ---------           ---------
Balance, end of period .....................          $   3,674           $   3,748
                                                      =========           =========

CLASS A STOCK
Balance, beginning of year .................          $  25,303           $  24,817
Issuance of shares upon conversion of
   Preferred Stock .........................                 57                 463
                                                      ---------           ---------
Balance, end of period .....................          $  25,360           $  25,280
                                                      =========           =========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .................          $  58,194           $  57,896
Conversion of Preferred Stock ..............                 25                 284
Issuance of additional shares ..............                 18                  10
Issuance of shares upon exercise of
   stock options ...........................                 --              (1,518)
                                                      ---------           ---------
Balance, end of period .....................          $  58,237           $  56,672
                                                      =========           =========

RETAINED EARNINGS
Balance, beginning of year .................          $ 118,941           $ 118,362
Net (loss) income ..........................             (6,518)              8,756
                                                      ---------           ---------
Balance, end of period .....................          $ 112,423           $ 127,118
                                                      =========           =========




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30,                                2001               2000
-----------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                (Unaudited)        (Unaudited)
TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period ............................          $    (84)          $    (84)
                                                             --------           --------

6-1/2% PREFERRED STOCK
Balance, end of period ............................            (1,853)            (1,853)
                                                             --------           --------

CLASS A STOCK
Balance, beginning of year - 6,168,164
   and 6,528,181 shares, at cost ..................           (31,338)           (33,615)
Issuance of additional shares .....................                37                 --
Issuance of shares upon exercise of 360,017
   stock options ..................................                --              2,277
                                                             --------           --------
Balance, end of period - 6,160,664 shares, at cost            (31,301)           (31,338)
                                                             --------           --------

Balance, end of period ............................          $(33,238)          $(33,275)
                                                             ========           ========

ACCUMULATED OTHER COMPREHENSIVE LOSS

   Cumulative translation adjustments:
   Balance, beginning of year .....................          $(17,217)          $(17,676)
   Foreign currency translation adjustment ........            (2,794)               572
                                                             --------           --------
   Balance, end of period .........................           (20,011)           (17,104)
                                                             --------           --------

   Unrealized (loss) gain on marketable securities:
   Balance, beginning of year .....................             7,945              3,699
   Unrealized (loss) gain, net ....................            (8,208)            18,406
   Sale of available-for-sale securities ..........            (1,791)                --
                                                             --------           --------
   Balance, end of period .........................            (2,054)            22,105
                                                             --------           --------

Balance, end of period ............................          $(22,065)          $  5,001
                                                             ========           ========




   The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,                                                2001               2000
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      (Unaudited)        (Unaudited)
Net (loss) income .................................................          $ (6,518)          $  8,756
                                                                             --------           --------

Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments .......................            (2,794)               572
   Unrealized (loss) gain on securities ...........................            (8,208)            18,406
                                                                             --------           --------
   Other comprehensive (loss) income ..............................           (11,002)            18,978
                                                                             --------           --------

   Comprehensive (loss) income ....................................          $(17,520)          $ 27,734
                                                                             ========           ========

Related tax benefit (expense) of other
   comprehensive (loss) income:
   Foreign currency translation adjustments .......................          $    805           $    (80)
   Unrealized (loss) gain on securities ...........................          $  5,559           $(12,268)




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

3. Segment information presented below results primarily from operations in Israel.

         NINE MONTHS ENDED SEPTEMBER 30,                                                2001                     2000
         ---------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)
         Revenues:
         --------
         Finance.........................................................             $    202                 $ 13,954
         Real estate rental..............................................               17,018                    7,091
         Leisure-time....................................................                1,407                    1,353
         Intercompany adjustments........................................                 (782)                    (366)
                                                                                      --------                 --------
              Total......................................................             $ 17,845                 $ 22,032
                                                                                      ========                 ========

         Pretax Operating (Loss) Income:
         ------------------------------
         Finance.........................................................             $(15,738)                $ (4,005)
         Real estate.....................................................                8,192                   (1,084)
         Leisure-time....................................................                  116                      118
                                                                                     ---------                 --------
              Total......................................................             $ (7,430)                $ (4,971)
                                                                                      ========                 ========

         Total Assets:
         ------------
         Finance.........................................................             $293,356*                $370,061*
         Real estate.....................................................               74,774                   99,358
         Leisure-time....................................................               14,555                   13,724
         Intercompany adjustments........................................               (5,066)                 (10,826)
                                                                                      --------                 --------
              Total......................................................             $377,619                 $472,317
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

4. The following table summarizes securities that were outstanding during the nine months ended September 30, 2001 and 2000, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

         (Shares in thousands)                                 September 30,
                                                               -------------
                                                                2001    2000
                                                                ----    ----
         Options                                               2,941   2,375
         4% Preferred Stock                                      150      --
         6-1/2% Preferred Stock                                  618      --

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

6. On September 30, 2001, the Supreme Court in Israel dismissed the appeal filed by Ampal in connection with the July 1998 decision of the Tel Aviv District Court concerning a dispute between Ampal and Yakhin Hakal Ltd. Yakhin Hakal Ltd. is the manager and co-owner of Ampal's 50%-owned affiliates, Etz Vanir Ltd. ("Etz Vanir") and Yakhin Mataim Ltd. ("Yakhin Mataim"), which cultivate citrus groves in Israel. The District Court's decision allowed Etz Vanir and Yakhin Mataim to redeem debentures owned by Ampal for approximately $.8 million and require Ampal to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim for their par value, which is nominal. Ampal's financial statements will not be affected as a result of this dismissal.

         On October 12, 2001, Ampal filed a request in the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem the debentures owned by Ampal and to require Ampal to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim. In addition, on November 1, 2001, Ampal filed a petition with the Supreme Court seeking permanent injunctive relief from, among other things, the September 30, 2001 dismissal of its appeal.

7. In 2001, a claim was filed in the Jerusalem District Court against Sonol, a wholly-owned subsidiary of Granite Hacarmel Investments Ltd. ("Granite"), its subsidiary company, Sprint Motors Ltd., and four unrelated companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" over a period of many years. The plaintiffs have requested the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30 and, should the court allow a class action, it will total approximately NIS. 372 million (approximately $93 million). From the claim, it is not clear as to what is Sonol's and its subsidiary's share of this amount. Granite's management denies the plaintiff's request and the claim, which, in its opinion, has no real basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Results of Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000:

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded a consolidated net loss of $6.5 million for the nine months ended September 30, 2001, as compared to net income of $8.8 million for the same period in 2000. The decrease in income is primarily attributable to the decrease in equity in earnings of affiliates, lower gains on sale of investments, higher unrealized losses on investments, lower other income, higher loss from impairment of investments, decrease in net real estate income and a higher effective income tax rate. These decreases in net income were partially offset by the gain on sale of real estate rental property and a translation gain in 2001, as compared to a translation loss in 2000.

Equity in earnings of affiliates decreased to $3 million for the nine months ended September 30, 2001, from $18.6 million for the same period in 2000. The decrease is primarily attributable to the decreased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet"), which recorded unrealized gains on its investments in Smart Link Ltd., Netformx Ltd. and Sim-Player.com Ltd. in 2000, and Ophir Holdings Ltd. ("Ophir Holdings"), the Company's 42.5%-owned affiliate, which recorded an unrealized gain on a trading security in 2000. There were no similar gains in 2001.

In the nine months ended September 30, 2001, the Company recorded $1.6 million of gains on the sale of investments, which were primarily attributable to its investment in Floware Wireless Systems Ltd. ("Floware"). In the nine months ended September 30, 2000, the Company recorded $12.3 million of gains on the sale of investments, which were primarily attributable to its investment in BreezeCOM Ltd. ("BreezeCOM"). In August 2001, BreezeCOM acquired Floware and changed the name of the combined entity to Alvarion Ltd.

The Company recorded $4.7 million of unrealized losses on investments which are classified as trading securities in the nine-month period ended September 30, 2001, as compared to $2.9 million of unrealized losses in the same period in 2000. The unrealized losses recorded in 2001 are primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. ("Leumi") and Zeevi Computers and Technology Ltd. ("Zeevi"), while the unrealized losses in 2000 are primarily attributable to the Company's investment in shares of Arel Communications and Software Ltd. ("Arel"). At September 30, 2001 and December 31, 2000, the aggregate fair value of trading securities amounted to approximately $11.1 million and $23.8 million, respectively.

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

The increase in real estate expenses is attributable to the operations of Am-Hal Ltd. ("Am-Hal"), the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. In June 2000, Am-Hal opened its second senior citizen facility, which is located in Hod Hasharon, Israel.

The decrease in other income in the nine months ended September 30, 2001, as compared to the same period in 2000, is attributable to a dividend received from MIRS Communications Ltd. ("MIRS") in 2000, which was not distributed by MIRS in 2001.

In the nine-month period ended September 30, 2001, the Company recorded a $4.1 million loss from impairment of its investments in RealM Technologies Ltd.($1.25 million), Enbaya Ltd. ("Enbaya") ($.95 million), Shiron Satellite Communications
(1996) Ltd. ("Shiron") ($.9 million), mPrest Technologies Ltd. ("mPrest") ($.75 million) and Babylon Ltd. ("Babylon") ($.25 million), while in the same period in 2000, the Company recorded a $3.5 million loss from impairment of its investment in M.D.F. Industries Ltd.

The Company recorded a translation gain of $1.8 million in the nine months ended September 30, 2001, as compared to a translation loss of $1.3 million in the same period in 2000. The translation gain in 2001 is attributable to the devaluation of the new Israeli shekel against the U.S. dollar in the nine months ended September 30, 2001, while the translation loss in 2000 was primarily attributable to foreign exchange forward contracts executed by the Company, which were outstanding during 2000.

The increase in the effective income tax rate in 2001, as compared to 2000, is attributable to state and local income taxes with respect to the gain on sale of 800 Second Avenue, losses of certain Israeli subsidiaries for which no tax benefits are currently available and certain expenses which are not deductible for income tax purposes.



Three months ended September 30, 2001 compared to three months ended September 30, 2000:

The consolidated net loss was $3.1 million for the three months ended September 30, 2001, as compared to net income of $.4 million for the same period in 2000. The decrease in income is primarily attributable to the decrease in equity in earnings of affiliates, unrealized losses on investments in the third quarter of 2001, as compared to unrealized gains on investments in 2000, loss from impairment of an investment in the third quarter of 2001, which was absent in the comparable period in 2000, and a higher effective income tax rate. These decreases in net income were partially offset by the lower interest expense and a translation gain in 2001, as compared to a translation loss in 2000.

Equity in earnings of affiliates decreased to $.7 million for the three months ended September 30, 2001, from income of $2.5 million for the same period in 2000. The decrease is primarily attributable to an unrealized gain recorded by Ophir Holdings in 2000, and there were no similar gains in 2001.

The Company recorded $1.1 million of unrealized losses on investments which were classified as trading securities in the three-month period ended September 30, 2001, as compared to $2.8 million of unrealized gains in the same period in 2000. The unrealized losses recorded in 2001 are primarily attributable to the Company's investment in shares of Leumi and Arel, while the unrealized gains in 2000 were primarily attributable to the Company's investment in shares of BreezeCOM.

The decrease in real estate income in the third quarter of 2001, as compared to the same period in 2000, is attributable to the sale of 800 Second Avenue and Bnei Brak.

The decrease in interest expense in the three months ended September 30, 2001, as compared to the same period in 2000 is attributable to the repayments of notes and loans payable.

In the three-month period ended September 30, 2001, the Company recorded a $.95 million loss from impairment of its investment in Enbaya.

The Company recorded a translation gain of $1.2 million in the quarter ended September 30, 2001, as compared to loss of $.6 million in the same period in 2000. The translation gain in 2001 is attributable to the devaluation of the new Israeli shekel against the U.S. dollar in the three months ended September 30, 2001, while the translation loss in the third quarter of 2000 was attributable to the shekel's revaluation against the dollar during that period.

The increase in the effective income tax rate in 2001 as compared to 2000 is attributable to losses of certain Israeli subsidiaries for which no tax benefits are currently available.


Liquidity and Capital Resources

At September 30, 2001, cash and cash equivalents were $.8 million, as compared with $5.8 million at December 31, 2000. The decrease in cash and cash equivalents is primarily attributable to the income tax payments in connection with the sale of 800 Second Avenue and to the investment in long-term financial investments. The decrease in other assets, notes and loans payable and real estate property are primarily attributable to the sale of 800 Second Avenue. The increase in accumulated other comprehensive loss is primarily attributable to the unrealized losses on the available-for-sale securities.

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

On January 1, 2001, and March 26, 2001, the Company made additional investments of an aggregate of $.9 million in Cute Ltd. ("Cute"), a developer of bandwidth efficient technologies for the delivery of digital media over wireless networks. The Company holds an approximate 20% equity interest in Cute.

The Company's sources of cash liquidity include cash and cash equivalents, cash from operations, cash from investing activities and amounts available under credit facilities. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends, and other financial commitments.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142 titled "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective beginning January 1, 2002. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement amends SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the SFAS Nos. 141, 142, 143 and 144 and the effect that they will have on the Company's financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2001, and are sensitive to the above market risks.

Interest Rate Risks

At September 30, 2001, the Company had financial assets totaling $18.6 million and financial liabilities totaling $149 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At September 30, 2001, the Company had fixed rate financial assets of $13.3 million and variable rate financial assets of $5.3 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $.1 million.

At September 30, 2001, the Company had fixed rate debt of $36.4 million and variable rate debt of $112.6 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $.3 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.6 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company sometimes enters into various foreign exchange forward purchase contracts. At September 30, 2001, the Company did not have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $2.3 million. Conversely, if there were a 10% revaluation of the foreign currency, the net decrease in earnings would be $1.3 million.

Equity Price Risk

The Company's investments at September 30, 2001 included marketable securities (trading and available-for-sale) which are recorded at fair value of $33.4 million, including a net unrealized loss of $21.2 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $3.3 million.

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

              On October 15, 1998, Ampal filed an appeal with the Supreme Court in Jerusalem. At the request of Ampal's attorneys, the Tel Aviv District Court issued a stay of performance of the judgment until the Supreme Court issues a final judgment.

              On July 31, 2001, the registrar for the Supreme Court issued a decision dismissing, on technical grounds, Ampal's appeal in its dispute with Yakhin Hakal. The registrar determined that Ampal had failed to produce a guarantee for Yakhin Hakal's expenses in the appeal within the required time. On August 7, 2001, Ampal appealed the dismissal. On September 30, 2001, the Supreme Court dismissed the appeal filed by Ampal regarding the registrar's decision.

              On October 12, 2001, Ampal filed in the Tel-Aviv District Court a request for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem debentures owned by Ampal for approximately $.8 million and to require Ampal to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim for their par value, which is nominal. In addition, on November 1, 2001, Ampal filed a petition with the Supreme Court seeking permanent injunctive relief from the decision of the registrar and the dismissal of its appeal regarding that decision.



              As previously reported, in 2001, a claim was filed in the Jerusalem District Court against Sonol, a wholly-owned subsidiary of Granite Hacarmel Investments Ltd. ("Granite"), its subsidiary company, Sprint Motors Ltd., and four unrelated companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" over a period of many years. The plaintiffs have requested the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30 and, should the court allow a class action, it will total approximately NIS. 372 million (approximately $93 million). From the claim, it is not clear what is Sonol's and its subsidiary's share of this amount. Granite's management denies the plaintiff's request and the claim which, in its opinion, has no real basis.

              As previously reported, in June 2001, a claim was filed by customers against Supergas (Granite's wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers. The plaintiff applied to the Tel Aviv District Court to have the claim recognized as a class action in a total amount of NIS. 125 million (approximately $31 million). Granite's management, based on legal advice, is of the opinion that the ultimate outcome of this case can not be evaluated at this stage.


Item 2.       Changes in Securities and Use of Proceeds -- None.

Item 3.       Defaults upon Senior Securities -- None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information.

              On October 23, 2001, Ampal announced that its controlling stockholder, Rebar Financial Corp., made a public filing indicating that it is considering the sale of its interest in Ampal. Rebar, which is owned and controlled by Raz Steinmetz and Daniel Steinmetz, currently owns approximately 58% of the outstanding Class A Stock of Ampal. Raz Steinmetz is Ampal's Chief Executive Officer and Daniel Steinmetz is Ampal's Chairman of the Board.



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



                                   AMPAL-AMERICAN ISRAEL CORPORATION



                                   By: /s/ Raz Steinmetz
                                   ---------------------------------------------
                                           Raz Steinmetz
                                           President and
                                             Chief Executive Officer
                                           (Principal Executive Officer)

                                   By: /s/ Shlomo Meichor
                                   ---------------------------------------------
                                           Shlomo Meichor
                                           Vice President - Finance
                                             and Treasurer
                                           (Principal Financial Officer)

                                   By: /s/ Alla Kanter
                                   ---------------------------------------------
                                           Alla Kanter
                                           Vice President - Accounting
                                             and Controller
                                           (Principal Accounting Officer)


Dated:  November 14, 2001

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