Form 10-K405
period 2001-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2002-03-27
CIK 731859

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

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                          Commission file number 0-538

                        AMPAL-AMERICAN ISRAEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                                         13-0435685
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)
 660 MADISON AVENUE, NEW YORK, NEW YORK                             10021
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (212) 593-9842.
        Securities registered pursuant to Section 12(b) of the Act: NONE


          Securities registered pursuant to Section 12(g) of the Act:
                                  Class A Stock
                    4% Cumulative Convertible Preferred Stock

                  6 1/2% Cumulative Convertible Preferred Stock
                               (Titles of Classes)

                         ------------------------------

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

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,287,860 (as of March 10, 2002).

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $39,474,373 (as of March 10, 2002).

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                      OF AMPAL-AMERICAN ISRAEL CORPORATION

                                     PART I

ITEM 1. BUSINESS

         As used in this report (the "Report"), the term "Ampal" only refers to Ampal-American Israel Corporation, the parent company; the term "Company" refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

         For industry segment financial information and financial information about foreign and domestic operations, see Note 14 to the Company's consolidated financial statements included elsewhere herein. The companies described below under "- High-Technology and Communication," "Energy Distribution and Industry" and "Capital Markets and Other Holdings" are included in the Finance segment. The companies described under "- Real Estate" are included in the Real Estate Rental segment. The companies described under "- Leisure-Time" are included in the Leisure-Time segment.

         The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related. The Company seeks to invest in companies which have long-term growth potential. The Company is currently invested in a broad cross-section of Israeli companies engaged in various fields including high technology and communications, leisure-time, real estate, capital markets, energy distribution and industry. The Company generally participates in the management of its investee companies through representation on boards of directors or otherwise. As part of its investment activity, Ampal provides its investee companies with ongoing support through its involvement in the investees' strategic decisions and introduction to the financial community, investment bankers and other potential investors. Sometimes, the Company participates in the investee companies' daily activities by providing managerial support.

         In order to identify investment opportunities in the Israeli market, the Company is active in those sectors where it believes that the Israeli market has a competitive advantage in the global market. Currently, the Company has identified the Israeli high-technology and telecommunications sector as having attained world-class stature. As a result, the Company has, for the past four years, directed its strategic focus to investing in this sector. In 2001, the Company invested a total of approximately $14 million in ten of its existing high-technology portfolio companies, most of which were at the start-up stage. The Company is also engaged in other investments that may have substantial potential, such as facilities for senior citizens.

         Ampal's 42.5%-owned affiliate, Ophirtech Ltd., has also focused its new investments in the technology sector, consistent with Ampal's current strategy.

         Unless specifically stated otherwise in this Report, the Company did not receive dividends or other payments from its investee companies.

         Listed below by industry segment are the Company's most significant investees, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee is listed on the New York Stock Exchange ("NYSE"), Nasdaq National Market ("Nasdaq"), American Stock Exchange ("AMEX"), Tel Aviv Stock Exchange ("TASE") or the Canadian Venture Exchange ("CDNX"). For further information with respect to the more significant investee companies, see below. For additional information concerning the investee companies, previous 10-K forms of Ampal are herein incorporated by reference.

                                                                                                       PERCENTAGE AS OF
                       INDUSTRY SEGMENT                                 PRINCIPAL BUSINESS           DECEMBER 31, 2001(1)
                       ----------------                                 ------------------           -----------------
HIGH-TECHNOLOGY AND COMMUNICATIONS

   Alvarion (Nasdaq:ALVR)............................         Wireless Local Area Network                    1.5
   Arel Communications and Software Ltd.
     (Nasdaq:ARLC)...................................         Interactive Distance Learning Systems          3.1
   Babylon Ltd.......................................         Translation Software for the Internet          1.7
   BridgeWave Communications, Inc....................         Broadband Wireless Technology                  3.4
   Camelot Information Technologies Ltd..............         Systems-Safeguarding Software                 20.6(2)
   Clalcom Ltd.......................................         Communications                                 0.7
   Compugen Ltd. (Nasdaq:CGEN).......................         Bioinformatics                                 1.5
   CUTe Ltd..........................................         Designs Intellectual Property Rights          20.0
   ElephantX dot com LLC.............................         Software for E-Trading                         0.5
   Enbaya Ltd........................................         3D Browser/Publisher                          19.1
   MIRS Communications Ltd...........................         Wireless Communications Service Provider      25.0
   Modem Art Ltd.....................................         Fabless Semiconductor Company                  6.3
   mPrest Technologies Ltd...........................         Web-Based Applications for Cellular Phones     9.5
   MuTek Solutions Ltd...............................         Defect-Detecting Software                      6.6
    Netformx Ltd.....................................         Network Design Tools                          20.2(2)
   Oblicore Ltd......................................         Service Performance Tracking Software         14.4
   Ophir Holdings Ltd. ("Ophir").....................         Holding Company                               42.5
     Courses Investment in Technology Ltd............         Venture Capital Fund                           3.2(3)
     Dovrat Shrem-Skies Fund '92 Ltd.................         Venture Capital Fund                           1.2(3)
   Ophirtech Ltd. ("Ophirtech")......................         Holding Company                               42.5
     Carmel Bio-Sensors Ltd..........................         Glucose-measuring products                     5.8(2)
     Celvibe Ltd.....................................         Digital Video Technologies                     6.1(2)
     Cipheractive Ltd................................         Video Coding Technology                       13.7(2)
     Elpas Ltd.......................................         Products Using Infra-Red Based                 6.9(2)
                                                                Data Communication Technologies
     Expand Networks Ltd.............................         Internet Data Compression                      4.8(2)
     Indocs Online Ltd...............................         E-Commerce Software                            6.1(2)
     Interlink Computer Communications Ltd...........         Web-Based Application Integration Software     5.6(2)
     iRadius.com, Inc................................         Family-Friendly E-Commerce Platforms           4.0(2)
     Mainsoft Corporation ...........................         UNIX Tools                                     0.8(2)
     Pelican Security Ltd............................         Internet Data Protection Software              7.2(2)
     Praxell, Inc....................................         Prepaid Charge Card Software                   2.5(2)
     Realm Technologies Ltd                                   I.P. Multimedia                               19.2(2)
       Romidot Ltd...................................         Optical Checking Instruments                   4.5(2)
     StoreAge Networking Technologies Ltd............         Data Storage Software                          4.6(2)
     Techimage Ltd...................................         Computer Animation Software                    1.1(2)
     Viola Networks..................................         Computer Network Software                      6.6(2)
   Peptor Ltd........................................         Pharmaceutical Products                        0.5
   PowerDsine Ltd....................................         Telecommunications Components                  8.4
   Qronus Interactive Israel (1994) Ltd..............         Software Quality Products                      9.5
   ShellCase Ltd. (CDNX:SSD).........................         Packaging Process for Semiconductor Chips     13.2
   Shiron Satellite Communications (1996) Ltd........         Satellite Modems and Fast Internet Access     10.0
    Smart Link Ltd...................................         Software-Based Communications Products        14.8
   Star Management of Investments No. II (2000) L.P..         Venture Capital Fund                          10.0

                                                                                                       PERCENTAGE AS OF
                       INDUSTRY SEGMENT                                 PRINCIPAL BUSINESS           DECEMBER 31, 2001(1)
                       ----------------                                 ------------------           -----------------
HIGH-TECHNOLOGY AND COMMUNICATIONS - CONTINUED

   Trinet Venture Capital Ltd..----------------------         Venture Capital Fund                          50.0
   VisionCare Ophthalmic Technologies Ltd.-----------         Advanced Optical Products                      8.9
   XACCT Technologies Ltd.---------------------------         TCP/IP Network Software                       16.9
   Xpert Integrated Systems Ltd.---------------------         Software and Systems Integrator               12.7
                                                               Specializing in Systems Security

REAL ESTATE------------------------------------------
   Am-Hal Ltd.---------------------------------------         Chain of Senior Citizen Facilities           100.0
   Ampal (Israel) Ltd.-------------------------------         Holding Company and Real Estate              100.0
   Ampal Realty Corporation--------------------------         Commercial Real Estate                       100.0
   Bay Heart Limited---------------------------------         Shopping Mall Owner/Lessor                    37.0
   Etz Vanir Ltd. and Yakhin Mataim Ltd.-------------         Citrus Groves                                    (4)
   Nir Ltd.------------------------------------------         Commercial Real Estate                        99.9
   Ophir Holdings Ltd. ("Ophir Holdings")------------         Holding Company                               42.5
    Industrial Buildings Corporation Ltd. (TASE)-----         Industrial Real Estate                         5.1(3)
    Lysh The Coastal High-way Ltd.-------------------         Commercial Real Estate                        10.6(3)
    Meimadim Investments Ltd.------------------------         Commercial Real Estate                         4.2(3)
    New Horizons (1993) Ltd.-------------------------         Commercial Real Estate                        34.0(3)
    Shmey-Bar Group----------------------------------         Commercial Real Estate                         9.4(3)

ENERGY DISTRIBUTION AND INDUSTRY---------------------
   Carmel Container Systems Limited

    (AMEX:KML)---------------------------------------         Packaging Materials and Carton Production     21.8
   Granite Hacarmel Investments Ltd. (TASE)----------         Distribution of Refined Petroleum Products    20.2

LEISURE-TIME-----------------------------------------
   Coral World International Limited-----------------         Underwater Observatories and Marine Parks     50.0
   Country Club Kfar Saba Limited--------------------         Country Club Facility                         51.0
   Hod Hasharon Sport Center (1992)
    Limited Partnership------------------------------         Country Club Facility                         50.0

CAPITAL MARKETS AND OTHER HOLDINGS-------------------
   Ampal Development (Israel) Ltd.-------------------         Holding Company                              100.0
   Ampal Industries (Israel) Ltd.--------------------         Holding Company                              100.0
   Bank Leumi le'Israel B.M.-------------------------         Israeli Commercial Bank                        0.2
   Blue Square-Israel Ltd. (NYSE:BSI and
    TASE)--------------------------------------------         Supermarket Chain                              3.9
   Epsilon Investment House Ltd. and-----------------
    Renaissance Investment Company Ltd.--------------         Portfolio Management and                      20.0
                                                               Underwriting Services
   Renaissance Israel--------------------------------         Investment Fund                               15.0

-----------------------

(1)      Based upon current ownership percentage. Does not give effect to any potential dilution.
(2)      As of December 31, 2001, Ophirtech Ltd. held the following percentage interests:
              Camelot Information Technologies Ltd.--------------------         13.1
              Carmel Bio-Sensors Ltd.----------------------------------         13.7
              Celvibe Ltd.---------------------------------------------         14.44
              Cipheractive Ltd.----------------------------------------         32.3
              Elpas Ltd.-----------------------------------------------         16.3
              Expand Networks Ltd.-------------------------------------         11.2
              Indocs Online Ltd.---------------------------------------         14.4
              Interlink Computer Communications Ltd.-------------------         13.1
              iRadius.com, Inc.----------------------------------------         9.46
              Mainsoft Corporation Ltd.--------------------------------          1.8
              Netformx Ltd.--------------------------------------------          5.9
              Pelican Security Ltd.------------------------------------         17.0
              Praxell, Inc.--------------------------------------------          5.9
              Realm Technologies Ltd-----------------------------------         14.5

              Romidot Ltd.---------------------------------------------         10.6
              StoreAge Networking Technologies Ltd.--------------------         10.9
              Techimage Ltd.-------------------------------------------          2.6
              Viola Networks-------------------------------------------         15.5

         The Company's percentage of the above companies reflects 42.5% of Ophirtech's ownership plus any direct holdings.

(3)      As of December 31, 2001, Ophir Holdings Ltd. held the following percentage interests:
              Courses Investment in Technology Ltd.--------------------          3.5
              Dovrat Shrem-Skies Fund '92 Ltd.-------------------------          2.9
              Industrial Buildings Corporation Ltd.--------------------         12.1
              Lysh The Coastal High-way Ltd.---------------------------         25.0
              Meimadim Investments Ltd.--------------------------------         10.0
              New Horizons (1993) Ltd.---------------------------------         80.0
              Shmey-Bar (I.A.) 1993, Ltd., Shmey-Bar (T.H.)
              1993 Ltd. and Shmey-Bar Real Estate (1993) Ltd.----------         22.2

         The Company's percentage of the above companies reflects 42.5% of Ophir
Holdings' ownership plus any direct holdings.

(4)      Please refer to "Legal Proceedings."

SIGNIFICANT DEVELOPMENTS SINCE THE END OF LAST FISCAL YEAR

         On February 26, 2002, the controlling shareholder of the Company, Rebar Financial Corp. ("Rebar"), a company controlled by Daniel and Raz Steinmetz, signed a definitive agreement (the "Rebar-Noy Agreement") to sell all of its stock in the Company to Y.M. Noy Investments Ltd., a company organized by Yosef Maiman ("Noy"), for an aggregate purchase price of approximately $82.9 million. Closing is subject to the approval of the Israeli Ministry of Communication and the Israeli Antitrust Commissioner.

         In connection with the closing of this proposed sale, all options outstanding under the Company's stock options plans will become immediately exercisable. However, shares issued upon exercise of approximately 300,000 of these options may be sold to Noy at the same price per share as the shares to be sold by Rebar.

         Noy has reported to the Securities and Exchange Commission that upon consummation of the transactions contemplated by the Rebar-Noy Agreement, it will review the Company's business and corporate structure and may cause changes in the Company's business plan, which may include material changes in the Company's business or corporate structure. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-Dividend Policy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events" for a discussion of restrictions on the activities of the Company agreed to by Rebar pending closing of the transaction.

         On January 4, 2002, the Company made an additional investment of $0.5 million in Shellcase Ltd., a developer and manufacturer of chip size packaging. The current equity interest of the Company in Shellcase is 13.2%.

         On January 28, 2002, the Company made an additional $0.5 million investment in PowerDsine Ltd., a leading designer and developer of software controlled power solutions. The Company now holds an approximately 8.4% equity interest in PowerDsine.

         On January 2, 2002, the Company made a $0.5 million loan to Camelot Information Technologies Ltd. In February 2002, the Company, together with other Camelot shareholders, acted to put Camelot into liquidation proceedings.

HIGH TECHNOLOGY AND COMMUNICATIONS

         ALVARION LTD. ("ALVARION")

         Alvarion (Nasdaq: ALVR) (formerly BreezeCOM Ltd.), is a leading provider of point-to-multipoint, broadband wireless access, or BWA, solutions used by telecommunication carriers, service providers and enterprises worldwide. Alvarion's products provide a wireless alternative to wired access solutions. They are used to provide data and voice services for subscribers in the "last mile" of connectivity, for feeding of cellular networks and connectivity within the enterprise. The products provide a broad range of integrated BWA solutions by market segment and frequency band, designed to address the various business models of carriers and service providers. Other products enable indoor and outdoor, and fixed and mobile wireless connectivity to a local computer network, or LAN. On August 1, 2001, Alvarion completed a merger with Floware Wireless Systems Ltd. (in which the Company had also invested). Upon the closing of the merger, the surviving entity changed its name from BreezeCOM Ltd. to Alvarion Ltd. The merger with Floware, who developed, manufactured and sold complementary wireless access products, strengthens Alvarion's diversified customer base and distribution channels and enables Alvarion to offer customers a comprehensive range of integrated wireless access products and platforms.

         The Company has invested $4.9 million in Alvarion. The Company held, as of December 31, 2001, 816,000 shares of Alvarion, which represented an 1.5% interest in Alvarion.

         AREL COMMUNICATIONS AND SOFTWARE LTD. ("AREL")

         The Company purchased 396,000 shares of Arel (NASDAQ: ARLC) in February 2000 for approximately $6 million. Arel's core business targets the emerging Interactive Distance Learning market, where it believes that it is positioned as an innovative technology leader. Arel's subsidiary, ArelNet Ltd. ("ArelNet"), is a provider of high quality Internet Protocol (IP) telephony solutions, developing technology solutions for real-time voice and fax over IP networks and enhanced services. Arel completed the spin-off of its holdings in ArelNet in June 2000, and the Company received 119,674 shares of ArelNet.

         In 2001, the Company recorded a net unrealized loss of $0.5 million, after taxes. At December 31, 2001, the Company owned 398,100 and 119,674 shares of Arel and ArelNet, respectively, which had a combined market valuation of $0.4 million. The Company's equity interest in Arel and ArelNet at December 31, 2001 was 3.1%.

         AMETHYST VENTURES ("AMETHYST")

         Amethyst, a Korean venture capital fund (formerly Ampal Cavallo Intervest Fund) was established in December 2000 with the objective of identifying and making equity investments in high-technology companies in Korea. Partners in Amethyst included Intervest Co. Ltd, Cavallo Korea Fund, Inc., Ampal Industries Ltd., Ampal International Ventures Ltd. and the Korean government. The Company invested $ 1.1 million in Amethyst.

          Amethyst did not make any investments in 2001 and in December 2001 the Company and Cavallo sold their share in Amethyst for $0.9 million, recording a pretax loss of $0.2 million.

         BABYLON LTD. ("BABYLON")

         Babylon-Pro, Babylon's single click translation, information and conversion tool, enables users to instantly obtain translations in most spoken languages, information from thousands of glossaries and conversions of currencies, measurements and time zones. There are currently over 15 million registered users of Babylon-Pro.

         In April 2001 Babylon changed its business model and started selling its software to users. Since that time Babylon has sold tens of thousands of licenses and its sales have grown from $356,000 in the second quarter of 2001, to $650,000 in the fourth quarter of 2001.

         The Company had invested in Babylon, as of December 2001, a total of $
0.5 million . The Company wrote off $ 0.25 million of this investment during 2001 and at December 31, 2001, the Company held a 1.7% equity interest in Babylon.

         BRIDGEWAVE COMMUNICATIONS, INC. ("BRIDGEWAVE")

         BridgeWave develops and markets wireless access systems that extend the reach of broadband networks, allowing service providers to reach untapped subscribers with high-margin, high-bandwidth services.

         The Company's most recent investment in BridgeWave was made in September 2000 as part of a $26.5 million private placement, based on a $126.5 million post-money valuation. Other significant investors in the private placement were Merrill Lynch and Scientific Atlanta Strategic Investment L.L.P. The Company has invested an aggregate of $2.8 million in BridgeWave, for a 3.4% equity interest.

         CAMELOT INFORMATION TECHNOLOGIES LTD. ("CAMELOT")

         In 1999 and 2000, the Company invested $1.25 million and $3.3 million, respectively, for a 15.1% equity interest in Camelot, which develops and markets security and management solutions for the networked business environment.

         Ophirtech Ltd., the Company's 42.5%-owned affiliate, has invested $3.5 million in Camelot for a 13.2% equity interest. In May 2001, Camelot signed a $6 million bridge loan agreement with the Company and other investors. The Company's participation in the loan was $1 million. Camelot received $4.5 million of this loan prior to January 2002.

         In February 2002, some of Camelot's shareholders, including the Company, acted to put Camelot into liquidation proceedings. Accordingly, the Company wrote off its investment in Camelot as of December 31, 2001.

         COMPUGEN LTD. ("COMPUGEN")

         Compugen (NASDAQ: CGEN) is a leader in merging computational technologies with biology and medicine to enhance drug discovery and development. Compugen's innovative predictive biology technologies support two complementary product development and commercialization divisions. Compugen's BioApplications division offers high value products and services that enable and enhance the discovery and functional analysis of genes, proteins and cell processes. Compugen's Novel Genomics division is developing human therapeutic and diagnostic products based on target genes, proteins and other intellectual property discovered through Compugen's innovative research activities. Compugen's revenues increased from $7.4 million in 2000 to $11.4 million in 2001.

         The Company invested $1 million and $1.1 million in Compugen in 1998 and 2000, respectively. During 2000, the Company sold 26,300 shares of Compugen for a net gain of $0.1 million, after taxes. In 2001, net unrealized gain of $0.4 million, after taxes, was recorded in accumulated other comprehensive loss.

         As of December 31, 2001, the Company held 384,000 shares of Compugen, representing a 1.5% equity interest.

         CUTE LTD. ("CUTE")

         CUTe develops and markets advanced solutions for the delivery of multimedia over wireless networks.

         In June 2000, the Company entered into a share purchase agreement pursuant to which the Company undertook to invest in CUTe $1.75 million, in four equal consecutive quarterly installments, bearing interest. All four installments have been paid. The Company holds 20% of the issued share capital of CUTe. As of December 31, 2001, the value of CUTe on the Company's books was 0 due to its equity losses.

         ENBAYA INC. ("ENBAYA")

         Enbaya (formerly Geometry-On-Line, Inc.) develops, licenses, and supports proprietary software solutions that enable PC, video game console, handheld and handset content developers to rapidly create more compelling graphics content and applications.

         In mid-2001, Enbaya refined its strategy to focus on rapidly emerging opportunities in the interactive game market.

         Enbaya's flagship product, ProGATE, is a fully scalable suite of technology solutions for handling large, complex and dynamic scenes. Enbaya's products can encode and decode all of the key game elements, including 3D geometry, animation and textures, in real-time.

         In March 2000, the Company invested $0.5 million in Enbaya for a 12.9% equity interest, and extended a bridge loan of $0.4 million in September 2000. The Company made an additional investment of $1.5 million (including conversion of $ 0.4 million of loans), in Enbaya in January 2001 as part of a $5 million round of financing based on a $15 million post-money valuation. Other significant investors included Poalim Capital Markets, DS Polaris and Partner FutureComm. As of December 2001, the Company holds a 19.14% equity interest in Enbaya. The Company wrote off $1.4 million of its investment in Enbaya as of December 31, 2001.

         MIRS COMMUNICATIONS LTD. ("MIRS")

         MIRS is the largest investment in Ampal's history. On January 22, 1998, the Company completed its purchase of a one-third interest in the assets of a new wireless communications service provider, MIRS Communication Company Ltd. ("MIRS") for $110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly-owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The limited partners of the partnership reimbursed the Company for their pro-rata share of expenses incurred by the Company in connection with the original purchase from Motorola Israel. MIRS, which is one-third owned by the partnership and two-thirds owned by Motorola Israel, operates a digital and analog public-shared two-way radio as well. The digital wireless communication service is based on Motorola's iDEN(TM) integrated wireless communication technology, which is known as MIRS in Israel. The MIRS system employs a unique radio technology, developed by Motorola, and provides an integrated service platform of cellular, two-way radio and wireless data services. These services are targeted primarily to commercial customers.

         MIRS has over 215,000 subscribers in the commercial, governmental, municipal, security and military sector, 29,000 of which are Packet-Data users. MIRS has strongly positioned itself in the commercial sector, announcing an aggressive pricing strategy for the cellular services market, resulting in an increase in its customer base. The Company recorded income of $7.1 million resulting from the guaranteed payments from Motorola.

         On February 5, 2001, MIRS was granted a full general operator license by the Israeli Ministry of Communications for portable radio and telephone services through its cellular system. This license is similar to the three existing cellular licenses previously granted to other Israeli operators. The major advantages of this license are that MIRS can now charge for airtime usage for incoming calls and an interconnect agreement with Bezek, Israel's local telephone provider. As part of the license, MIRS will have to pay royalties to the Government of Israel and be subject to certain quality of service measurements to comply with industry standards. In connection with the issuance of the license, MIRS is obligated to make a preliminary payment to the Ministry of Communications in the amount of NIS 17,600,000 ($3.8 million) plus accrued interest. In addition, during the ten year period beginning July 1, 2001, MIRS will make quarterly payments to the Ministry of Communications in an amount equal to 1.3% of its income which is subject to royalties.

         Subsequent to the receipt of its license, MIRS launched a new brand, "AMIGO", which mainly targets the consumer market, in order to explore its opportunities and advantages in this market as well.

         The main goal of MIRS is to provide cellular service to the commercial, governmental, public and private sectors according to quality standards set by Motorola, in order to give a full and satisfying solution to all wireless communications needs.

         The communications infrastructures operated by MIRS are as follows:

         MIRS Network - the leading digital infrastructure of MIRS, based on the IDEN technology developed by Motorola, which offers a wide variety of communications services in national deployment, which include instant radio communication, private and group communication, cellular telephone services, short message services (SMS) and data communication packet and circuit data.

         Rav-Gal - provides the subscribers with analog trunking, enabling regional group communication.

         Barak - Emergency detection system

         Hyunit/Bakarit Networks - control systems allowing the subscriber to receive beeper indications of the system's regular or irregular condition, as well as indications of alarms and security in unmanned systems or installations.

         At present, over 9 million subscribers are using the IDEN system worldwide, primarily in the United States where service is provided by Nextel, and in Argentina, Brazil, Canada, China, Korea, Mexico, Peru, Singapore and Colombia. By the end of 2001, MIRS had more than 215,000 subscribers in Israel, as compared to 168,000 subscribers at the end of 1999.

THE MAIN COMMUNICATIONS SERVICES OF THE MIRS SYSTEMS ARE:

         - High quality cellular calls with additional services, such as voice-mail, call waiting, last number dialing, etc.

         -  Instant private communication two-way radio

         -  Instant group communication

         -  Two telephone numbers per subscriber - optional

         - Smart voice-mail, including automatic indication on incoming messages and fax

         -  Hebrew/English SMS, sent from the user's PC or handset

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

         -  MIRS subscriber unit with integrated browser

         - Easy access from the lap-top to the customer's office/home computer applications

         - Fast access to information services and e-mail, directly from the MIRS subscriber unit

         - Alphanumeric messages can be sent to the MIRS subscriber unit through a manned paging center or through the Internet

         - Full roaming in the U.S. Roaming possibility to additional destinations is expected in 2002.

         -  WAP portal.

         A petition to certify a class action against MIRS in the amount of NIS 170 million ($38 million) was filed in the Tel Aviv District Court in September 2001. The claim is in connection with the change in

MIRS' tariffs resulting from the implementation of MIRS' own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code. As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS's previous dialing prefix. MIRS' Management estimates the maximum exposure to be substantially less than the amount claimed.

         MODEM ART LTD. ("MODEM-ART")

         In 1999, 2000 and 2001, the Company invested $0.4 million, $1.55 million and $ 0.1 million, respectively, in Modem-Art. As of December 31, 2001 the Company held a 6.32% equity interest in Modem-Art. An Israeli fabless semiconductor company, Modem-Art specializes in developing system-on-a-chip solutions for wideband and broadband communication systems focusing on baseband processors for 3G terminals.

         MPREST TECHNOLOGIES LTD. ("MPREST")

         mPrest, (formerly WapDWap Ltd.), is engaged in the development of web-based applications for cellular phones. In August 2000, Ampal invested $0.75 million in mPrest for a 9.5% equity interest, as part of a $4 million private placement. mPrest terminated all its employees and ceased activities at the end of 2001. Accordingly, the Company has written off its investment in mPrest as of December 31, 2001.

         MUTEK SOLUTIONS LTD. ("MUTEK")

         MuTek develops and markets AppSight, an integrated suite of Black Box Flight Recorders for Software that proactively record, playback, analyze and identify the root cause of failures in software applications. AppSight is used throughout the application life cycle to improve application reliability, minimize downtime and reduce application deployment and support costs. Over 2000 customers worldwide use Mutek's Black Box solutions. MuTek's customers include major companies in the financial services, computers, telecom, high tech and manufacturing industries.

         The Company has invested $3.7 million in MuTek, and its equity interest at December 31, 2001 was 6.58%. In 1999 the Company wrote off $1.1 million of its investment in MuTek.

         NETFORMX, LTD. ("NETFORMX")

         The Company has a 20.2% equity interest in Netformx, directly and indirectly through Ophir. Netformx develops and markets the award winning CANE(R) family of network design, analysis and simulation tools.

         Netformx's strategy is to help its customers design and maintain sophisticated computer networks. Using CANE, network and system integrators and network managers design, simulate and analyze efficient, reliable networks quickly and easily. CANE is designed to resolve network chaos and manage the accelerating pace of network change while reducing network equipment, consulting and staff costs.

         During 2001, Netformx developed new line of web-based products, which it has sold to Cisco Systems, Nortel Networks and SBC Communications. In addition, due to slower than expected growth in its markets, Netformx reduced its work force and expenses during 2001 to calibrate it to current market conditions. The Company wrote off an increased portion of its investment in Netformx in 2001. Currently, only $0.5 million in owner loans to Netformx are carried on the Company's books from this investment.

         OBLICORE INC. ("OBLICORE")

         Oblicore provides an end-to-end solution for service level agreement management for service providers and enterprise companies. Oblicore supports service level agreement customization and management for each client's specific needs. Interfaced with third-party operational and monitoring systems,

Oblicore's solution reports actual performance versus agreed targets and delivers alerts and predictive analyses for making the best business decisions.

         As of December 31, 2001, the Company had invested $2.2 million for an equity interest in Oblicore of 14.4%.

         OPHIR HOLDINGS LTD. ("OPHIR")

         Ophir, the Company's 42.5%-owned affiliate, holds interests in real estate and high technology. In March 2000, Ophir sold most of its high-technology interests to a related entity, Ophirtech Ltd. ("Ophirtech") for $17.6 million. The Company has a 42.5% interest in Ophirtech.

         In addition to its investment in two mutual funds which focus on the high-technology sector, Ophir previously held a 5.6% equity interest in Nogatech, Inc. ("Nogatech"), which developed video communication compression technology. In May 2000, Nogatech completed an initial public offering of 3,500,000 shares on the NASDAQ and received gross proceeds of $42 million.

         Nogatech was acquired by Zoran Corporation ("Zoran") in October 2000. Zoran is a leading provider of digital solutions-on-a-chip for applications in the growing multimedia and consumer electronics markets. In June and July 2001, Ophir sold all its holdings in Zoran for $4.5 million and recorded a net gain of $1.5 million after taxes.

         In April 2000, Terayon Communications Systems, Inc. ("Terayon") acquired Combox Ltd. ("Combox"). Ophir exchanged its 19.7% equity interest in Combox for 301,998 shares of Terayon. During 2000, Ophir sold 268,424 shares of Terayon and recorded a net gain of $8.5 million, after taxes. In June 2001, Ophir received $1.4 million for 22,311 Terayon shares that had been deposited with a trustee.

         In the first quarter of 2002, Ophir invested $0.7 million in Cerel (Ceramic Technologies) Ltd. ("Cerel"). Cerel develops ceramic layering technologies for the passive electrical components market.

         OPHIRTECH LTD. ("OPHIRTECH")

         Ophirtech, the Company's 42.5%-owned affiliate, has invested in 20 companies in the high-technology sector. During 2001, Ophirtech invested $3.9 million in start-up companies. In addition, in 2001 Ophirtech made provisions for impairment of the value of its start-up investments in the amount of $10 million. At December 31, 2001, the book value of Ophirtech's start-up investments was $15.3 million.

         Included among Ophirtech's investments are the following companies:

                  CAMELOT INFORMATION TECHNOLOGIES LTD. ("CAMELOT")

                  Ophirtech has invested $3.5 million in Camelot for a 13.1% equity interest. The Company's net equity interest in Camelot at December 31, 2001, was 20.6% (see Camelot above). In February 2002, some of Camelot's shareholders, including the Company, acted to put Camelot into liquidation proceedings. Ophir wrote off its investment in Camelot as of December 31, 2001.

                  CELVIBE LTD. ("CELVIBE")

                  Celvibe develops digital video technologies for the Internet, broadband networks and mobile users. Ophirtech invested $2.8 million for a 14.4% equity interest. In March 2001, Celvibe raised $10.1 million based on a pre-money company valuation of $24 million.

                  ELPAS LTD. ("ELPAS")

                  Elpas develops local positioning-system solutions for hospitals and buildings. Through its patented wireless infra-red technology, Elpas is positioned to deliver solutions that change the way personnel, patients, visitors and equipment are managed indoors. Ophirtech invested $1.6 million for a 16.3% equity interest in Elpas.

                  EXPAND NETWORKS LTD. ("EXPAND")

                  Expand developed caching technology designed to accelerate communications over diverse network infrastructures and improve broadband efficiency, thereby yielding savings in communications infrastructure costs. Expand extends the performance benefits of caching beyond Web traffic to all enterprise data. The result is a 100%-400% network performance increase that supports the deployment of bandwidth-intensive applications.

                  In October 2000, Expand completed a private placement, raising a total of $25 million from America Online, Inc., Comcast Interactive Capital, the Kaufman Fund, investment banks and other venture capital funds.

                  At December 31, 2001, Ophirtech's investment of $2.9 million represented an 11.2% equity interest in Expand.

                  INTERLINK COMPUTER COMMUNICATIONS LTD. ("INTERLINK")

                  Interlink is developing an application that enables communication between various computing platforms. Ophirtech invested $1.2 million for a 13.1% equity interest.

                  PELICAN SECURITY LTD. ("PELICAN")

                  Pelican is a client-side Internet security vendor that provides solutions that proactively protect e-businesses from Internet threats. Pelican's flagship product line, Pelican SafeTnet(TM), defends organizations from threats such as destructive Internet viruses and hackers who attempt to exploit the security weaknesses of the Windows client to gain unauthorized access to vital corporate resources.

                  SafeTnet(TM) was the only technology to proactively block the malicious actions of the "Love Bug" worm when it first hit in early May 2000.

                  Ophirtech has invested $ 1.6 million for a 17% equity interest in Pelican.

                  PRAXELL, INC. ("PRAXELL")

                  Praxell has developed a payment system (Praxicard), which provides safe, secured and anonymous online purchases. Praxicard also enables new segments like teenagers and travelers that lack credit cards, which have been largely excluded from online purchasing, to buy online. The system, completely based on Oracle systems, provides Internet users with comfortable, flexible and secured payment solutions.

                  Praxell offers a variety of other services like gift certificates, loyalty points programs and account managing for e-commerce sites.

                  In 2001 Praxell raised $2.5 million in equity at a pre-money company valuation of $13.5 million. Ophirtech has invested $0.75 million in Praxell for an equity interest of 5.9%.

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

                  Ophirtech invested $3 million in StoreAge and had a 13.8% equity interest at December 31, 2000. In January 2001, Cisco Systems Inc. and several other investors participated in a $25 million round of financing which diluted Ophirtech's equity interest to 11%.

         PEPTOR LTD. ("PEPTOR")

         Peptor is a biopharmaceutical company that applies proprietary rational drug design and combinatorial peptidomimetic technology to heat shock protein 60 ("hsp60") to develop immunotherapeutic vaccines that can modulate the immune system and thereby treat autoimmune diseases and certain cancers.

         Peptor's proprietary platform technology, developed in collaboration with the Weizmann Institute, allows specific down-regulation of cells that are accountable for causing an autoimmune disease and eliminates the undesired side effect resulting from the non-specific shutdown of the immune system that otherwise protects the body.

         Peptor has applied its technology in developing and synthesizing its first therapeutic vaccine, DiaPep277(TM), for the treatment of autoimmune diabetes. The FDA recently approved Peptor's initiation of a multi-center phase II clinical trial for DiaPep277(TM) for the treatment of LADA patients. Peptor expects to commence U.S. phase III clinical trials for DiaPep277(TM) for the treatment of newly diagnosed adult type 1 diabetes towards the end of 2002. Peptor has also received the Clinical Trial Exemption ("CTX") approval from the Medicines Control Agency ("MCA") of the United Kingdom Department of Health to conduct the UK part of the multinational European phase II clinical trial of LADA patients.

         As of December 31, 2001, the Company's equity interest in Peptor was 0.5%, and the net investment was $ 0.2 million.

         POWERDSINE LTD. ("POWERDSINE")

         PowerDsine designs and develops software-controlled power management solutions, which enable the delivery of operating power over telecom and converged voice-data communications networks. PowerDsine is a leader in the market for Power over LAN(TM) technology, which integrates data, voice and power on standard Ethernet infrastructure.

         Power over LAN supplies reliable, uninterrupted power to Internet Protocol (IP) telephones, wireless LAN access points, and other Ethernet devices using existing Local Area Network (LAN) cable infrastructure. This technology, when used in conjunction with a centralized uninterrupted power supply , ensures continuous operation during power failures while eliminating the time and cost of installing separate power cabling and of providing a dedicated, uninterrupted power supply for individual terminals and devices.

         PowerDsine sells its products to over 100 customers in North America, Europe, Israel and the Asia Pacific region. PowerDsine has established business relationships with over nine major communications giants, including: Nortel Networks, Siemens, Lucent Technologies, Ericsson, Fujitsu, NEC, Proxim, 3Com and Avaya.

         During 2001, PowerDsine's sales increased to $20 million, from $12 million in 2000.

           As part of a $30 million private placement during November 2001, the Company invested $1.25 million by exercising its pre-emptive rights in 3 tranches ($547,000 in November 2001, $469,000 in February 2002 and $234,000 in
July 2002). Accordingly, as of February 2002, the Company holds an 8.41% equity interest in PowerDsine. PowerDsine's last round of financing was completed at a post-money valuation of $95 million.

         The Company's total investment in PowerDsine at December 31, 2001, was $5.3 million, and its equity interest was 9.5%.

         REALM TECHNOLOGIES LTD. ("REALM")

         In June 2000, the Company invested $1.25 million in RealM for a 13% equity interest. Ophirtech, the Company's 42.5% affiliate, has invested $0.75 million in RealM for a 14.5% equity interest.

         RealM is currently in liquidation proceedings. The Company and Ophirtech have written-off their investments in RealM.

         SHELLCASE LTD. ("SHELLCASE")

         ShellCase has developed a proprietary, patented wafer level chip size packaging (CSP) technology for silicon devices using a wafer-level process. Hand-held electronics, wireless communication products, ID technologies, digital imaging and light detection applications in consumer goods, smart cards and medical disposables are just part of the growing list of applications that benefit from the unique properties of ShellCase's technology.

         In January 2002, the Sanyo Corporation invested $1 million in ShellCase. In 2001, the Company and two other investors exercised warrants they held for ShellCase shares, for a total exercise price of $ 1.5 million.

         ShellCase is publicly traded on the Canadian Venture Exchange (CDNX). The Company's investment of $4.2 million in ShellCase represented a 13.2% equity interest at December 31, 2001.

         SHIRON SATELLITE COMMUNICATIONS (1996) LTD. ("SHIRON")

         Shiron is engaged in the development, manufacturing and marketing of InterSKY(TM), Shiron's satellite communications product. Shiron is the leader in providing easily deployable two-way, "always-on" broadband satellite communications to corporate businesses, Internet Service Providers (ISP) and Small Office/Home Office (SOHO) in places where broadband infrastructure is insufficient or does not currently exist. Unlike traditional satellite solutions, which provide only a one-way connection, InterSKY(TM) provides a broadband connection for both inbound and outbound signals. Shiron's systems are intended to meet the communication needs of developing countries, as well as the demands of technologically developed countries, for advanced high-speed two-way transmission.

         The Company has invested $1.8 million in Shiron. As of December 31, 2001, the Company's percentage ownership in Shiron was 10%. During 2001 the Company wrote down $1.4 million of its investment in Shiron.

         SMART LINK LTD. ("SMART LINK")

         Smart Link is a developer and supplier of software-based communications products that provide Internet access and broadband voice/data communications to the residential and small office/home office markets. Its proprietary technology enables customers to replace traditional hardware-based communications products with high-quality, user-friendly software-based solutions that are smaller and less costly. Products include software and chips that are easily integrated into personal computers and information appliances. Its products take advantage of the excess computer power of advanced microprocessors to perform required communications tasks.

         Smart Link increased its sales from $17 million in 2000 to $18.7 million in 2001.

         The Company's net equity interest in Smart Link as of December 31, 2001 was 14.84%.

         STAR MANAGEMENT OF INVESTMENTS NO. II (2000) L.P. ("STAR")

         The Company has invested $1.875 million in Star, a venture capital fund which focuses on investments in communications, Internet, software and medical devices, for a 10% equity interest. The Company is committed to investing an additional $3.125 million in Star.

         TRINET VENTURE CAPITAL LTD. ("TRINET")

         The Company and Poalim Investments established Trinet, a venture capital fund for investments in high-technology ventures in Israel, including start-up entities. Trinet invested in several high-technology companies, including Netformx, Smart Link, and Peptor. On December 31, 2001, Trinet's holdings in Netformx, Smart Link and Peptor were sold to Trinet's shareholders, including the Company.

         VIOLA NETWORKS LTD. ("VIOLA")

         Viola, (formerly Omegon Networks Ltd.), is developing a software system permitting quick and continuous identification of difficulties and interruptions in various communications networks.

         Ophirtech has invested $3.0 million for a 15.5% equity interest in Viola. In December 2001, Viola raised $5.1 million in bridge financing, which has been converted into equity at a pre-money company valuation of $9 million.

         VISIONCARE OPHTHALMIC TECHNOLOGIES LTD. ("VISIONCARE")

         VisionCare develops and markets proprietary ophthalmic implantable products that give patients better and more natural visual function with improved quality of life. VisionCare's products meet the growing demand for innovative devices to treat age-related eye disorders, affecting tens of millions of people. VisionCare's first product is the patented Implantable Miniaturized Telescope ("IMT"), a solution for macular degeneration, a disease that affects 5 million Americans, destroying their central vision. IMT restores central vision without the need for special glasses. VisionCare is also developing new implantable devices for the treatment of tunnel vision and other ophthalmic diseases. Initial clinical trials have been successful and VisionCare's production facility has received ISO-9001 certification. The Company has invested $0.7 million in VisionCare and its equity interest at December 31, 2001 was 8.89%.

         XACCT TECHNOLOGIES LTD. ("XACCT")

         XACCT provides a network data management platform for global communications service providers such as network backbone providers, mobile operators, cable operators, and managed services providers. XACCT's carrier-class Network-to-Business (N2B(TM)) platform helps make service providers profitable by harnessing network information to create new value-based services and lower operational costs. XACCT offers the industry's first and only platform that enables real-time data capture and enhancement; seamless integration with any business or operations application; and instantaneous, flow-through service provisioning.

         As of December 31, 2001, XACCT had licensed its business software to over 70 network service providers. XACCT's customers include include Bell Canada (NYSE:BCE), Boeing (NYSE: BA), British Telecom (NYSE:BT), Broadwing (NYSE:BRW), Cable & Wireless (NYSE:CWP), COLT (NASDAQ:COLT), Global One, Genuity (NASDAQ:GENU), Motorola (NYSE: MOT), Omnitel Vodafone, Siemens (NYSE:SIE), Teleglobe, (NYSE:BCE), TELUS (NYSE: TU), TV Cabo, and Verio (NYSE:NTT). In addition, XACCT has developed strategic alliances or collaborative relationships with a group of over 100 system integrators, value-added resellers, networking infrastructure vendors and software applications vendors.

         As of December 31, 2000, the Company had invested $7.6 million in XACCT. In February 2001, the Company made an additional investment of $5 million in XACCT as part of a $36.6 million round of financing based on a post-money valuation in excess of $300 million.

         On March 28, 2000, XACCT filed a registration statement on Form S-1 with the Securities and Exchange Commission. On January 29, 2001, XACCT withdrew its S-1 filing due to adverse market conditions for initial public offerings.

         XACCT's revenues increased from $1.2 million in 1999 to $10 million in 2000 and more than $19 million in 2001.

         As of December 31, 2001, the Company's total investment in XACCT was $
12.5 million and its equity interest was 16.9%.

         XPERT INTEGRATED SYSTEMS LTD. ("XPERT")

         Xpert is a leader in systems and architectural design and implementation for IP-based service providers. Xpert completed a $14.5 million private placement in December 2000, as well as an additional private placement of $8.5 million in September 2001. Xpert operates primarily in Israel and through its wholly owned subsidiary in Southern Europe.

         The Company has invested $2.75 million in Xpert, and its equity interest as of December 31, 2001 was 12.7%.

REAL ESTATE

         In Israel, most land is owned by the Israeli government. In this Report, reference to ownership of land means either direct ownership of land or a long-term lease from the Israeli Government, which is in most respects is regarded in Israel as the functional equivalent of ownership. It is the Israeli government's policy to renew its long-term leases (which usually have a term of 49 years) upon their expiration.

         AMPAL DEVELOPMENT (ISRAEL) LTD. ("AMPAL DEVELOPMENT"), NIR LTD. ("NIR") AND AMPAL FINANCIAL SERVICES LTD. ("AMPAL FINANCIAL") (TOGETHER, THE "HOLDING COMPANIES").

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

         On December 2, 1997, Kaniel, the Israeli Company for Tin Containers Ltd. ("Kaniel") filed a suit against the Company in the Tel Aviv District Court, in the amount of NIS 3,623,058 ($0.8 million). The suit relates to eight loans given to Kaniel by the Company in 1984. Kaniel claimed that the Company's actions in connection with the loans were forbidden under the Israeli Interest Law. On November 19, 1998, the Tel Aviv District Court ruled that the statute of limitations applies to the majority of the plaintiff's claim, and thereby rejected such claims. The plaintiff filed an appeal with the Israeli Supreme Court, and withdrew the remainder of its claim until the Supreme Court's ruling. At this stage, the Company can not estimate the impact this claim will have on it.

         At December 31, 2001, Ampal Development owned a 2,000 square foot property in Tel Aviv and received rental income of approximately $0.1 million. Nir owns four commercial properties located in Israel aggregating approximately 18,000 square feet for which it received approximately $0.3 million in rental income in 2001. On May 2001 Nir sold its interest in an office building in Bnei Brak for $ 3.1 million and recorded a pre tax gain of $ 2.1 million

         Ampal Development issued debentures which are publicly traded on the TASE. An aggregate of approximately $7.3 million of these debentures were outstanding as of December 31, 2001. Ampal Development has deposited with Hapoalim funds sufficient to pay all principal and interest on these debentures.

         AM-HAL LTD. ("AM-HAL")

         Am-Hal is a wholly-owned subsidiary of the Company. On December 31, 1999, the Company invested $6 million to purchase a 50% equity interest in Am-Hal from the Israel Corporation and currently owns 100% of Am-Hal.

         Am-Hal develops and operates luxury retirement centers for senior citizens.

         In March 1992, the first center was opened in Rishon LeZion, a city located approximately 10 miles south of Tel-Aviv. This center, of about 120,000 square feet, includes 149 self-contained apartments (of which 124 were occupied on December 31, 2001), an 80-bed nursing care ward, a 24-bed assisted-living ward (which had 85% occupancy on December 31, 2001), a swimming pool, a health care center and other recreational facilities. The nursing care ward is leased to a non-affiliated health care provider until 2006. Rental payments are based upon the profits of the nursing care ward, with a minimum rent of $350,000 per year.

         The aggregate cost of the center in Rishon LeZion was approximately $21 million and was financed principally by loans made or guaranteed by the shareholders and refundable tenants' deposits. All of the loans have been repaid.

         Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, amongst others, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv, for its second retirement center. This center, which is approximately 250,000 square feet, was opened in June 2000, and includes 238 self-contained apartments, a 33-bed nursing care ward and a 22-bed assisted-living ward. As of December 31, 2001, 180 of the apartments had been sold and the nursing care ward had a 65% occupancy. The assisted-living ward was opened at the end of the first quarter of 2002. The total cost of the project was approximately $42 million financed principally by bank loans and refundable deposits from tenants. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding those loans.

         AMPAL (ISRAEL) LTD. ("AMPAL (ISRAEL)")

         Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 40,000 square foot commercial property located in Tel Aviv which houses its principal offices. Total rental income was $0.4 million. Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this report.

         AMPAL REALTY CORPORATION ("AMPAL REALTY")

         On March 28, 2001, the Company sold its interest in a building located at 800 Second Avenue, New York, New York for $33 million and recorded a pretax gain of approximately $8 million. The Company repaid a $15 million note to Hapoalim from the proceeds of the sale.

         BAY HEART LIMITED ("BAY HEART")

         Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. Shekem Department Stores, a major Israeli department store, is the other anchor tenant under a net lease for approximately 29,000 square feet of retail and approximately 9,000 square feet of storage and other space expiring in 2011. As of December 31, 2001, approximately 82% of the Mall was occupied. The total cost of the Mall was approximately $53 million, which was financed principally with debt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding the debt financing of Bay Heart. A train station on the west side of the Mall was completed on September 2001. A transportation complex, in conjunction with a subsidiary of Egged Bus Company, was opened in January 2002. The Company owns 37% of Bay Heart.

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

         Ampal historically believed that it owned 50% of the equity of Etz Vanir and Yakhin Mataim and that the remaining 50% was owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal"), which manages their operations. In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding seeking to cause Etz Vanir and Yakhin Mataim to redeem perpetual debentures owned by Ampal and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal.

         On July 27, 1998, a Tel Aviv District Court ruled in favor of Yakhin Hakal, the manager and co-owner of the Company's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by the Company for approximately $0.8 million and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. See "Item 3. Legal Proceedings" for a description of this litigation and various appeals filed by the Company in this regard.

         Due to the uncertainty regarding the ownership of the Company's 50% interest in Etz Vanir and Yakhin Mataim, the Company has not included Etz Vanir's and Yakhin Mataim's financial results in the Company's financial statements.

         INDUSTRIAL BUILDINGS CORPORATION LTD. ("INDUSTRIAL BUILDINGS")

         Industrial Buildings, Israel's largest owner/lessor of industrial property is engaged principally in the development and construction of buildings in Israel for industrial and commercial use and in project management. Industrial Buildings carries out infrastructure development projects for industrial and residential purposes, principally for a number of government agencies and authorities. Industrial Buildings hires and coordinates the work of contractors, planners and suppliers of various engineering services.

         Industrial Buildings owns approximately 13.7 million square feet of space in industrial buildings throughout Israel. It owns both multi-purpose buildings and built-to-suit buildings which are constructed in accordance with the specific requirements of tenants. In certain cases, there is an option in the tenant's favor to purchase the leased property, and, in the case of most built-to-suit properties, a commitment on the part of the tenant to purchase the property.

         The buildings which are owned by Industrial Buildings are leased to approximately 2,393 lessees under net leases having terms of up to ten years. The occupancy rate in buildings owned or leased by Industrial Buildings was approximately 87% as of December 31, 2001.

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

         Approximately 6.2% of Industrial Buildings' space is located in the administered territories. Industrial Buildings cannot predict whether the current dispute between the State of Israel and the Palestinians will have any effect on these properties.

         Since 1993, Industrial Buildings' policy has been to distribute as a dividend not less than 60% of each year's earnings. In December 2001, Industrial Buildings distributed a dividend of approximately $9 million to all of its shareholders.

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

         Industrial Buildings had a staff of 57 permanent employees as of December 31, 2001.

         Ophir's interest in Industrial Buildings, as of December 31, 2001, was 12.08%. In January and February 2002, Ophir sold 1,027,653 shares of Industrial Buildings for aggregate consideration of NIS 6.4 million ($1.5 million), which represented a pretax gain of $0.2 million. Also in February 2002, Industrial Buildings issued a prospectus for the issuance of debentures on the Tel Aviv Stock Exchange. Approximately NIS 600 million ($130 million) in aggregate amount of the debentures proposed to be sold are convertible into shares of Industrial Buildings. Assuming the purchase and conversion of all such securities, Ophir's holdings in Industrial Buildings would fall to approximately 8.82%, assuming exercise of all currently outstanding options and warrants to purchase Industrial Buildings shares.

         OPHIR HOLDINGS LTD. ("OPHIR")

         Ophir is a holding company that owns interests in high-technology (as described in the high-technology segment) and real estate companies. Ophir is 42.5%-owned by the Company. The Company and Polar Investments, which also owns 42.5% of Ophir, are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir.

         Ophir owns six real estate properties located in Israel, aggregating approximately 85,000 square feet.

         Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they developed a 326,000 square foot building (including parking) for both industrial and commercial use. The cost of development of this project was $21 million. Ophir's share of the property and joint venture is 70%. Through December 31, 2001, Ophir invested $14.6 million in the development of the building. Almost all of the building (97.5% of main area) is leased. Ophir's revenues from the lease of the building were $3.2 million in both 2001 and 2000.

         Ophir owns a 22.2% interest in the Shmey-Bar group of companies ("Shmey-Bar"). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. ("Hamashbir Hamerkazi") for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir's interest in Shmey-Bar was acquired with a nominal investment accompanied by a $2.6 million shareholder's loan. In August 1999, Ophir acquired an additional 5.5% interest in Shmey-Bar group, by exercising its right to buy its proportional share per the Shmey-Bar group shareholder proposal, for total consideration of $2.6 million, which consists of an investment and a shareholder's loan.

         In June 1999, Ophir entered into an agreement with Lysh The Coastal High-way Ltd. ("Lysh"). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. ("BHL"), which is building a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority. Through December 2001, phase A of this project, consisting of approximately 100,000 square feet, had been constructed at a construction cost of $18 million, including the cost of the land. Ophir's share in Lysh is approximately 25% (its share in the project being approximately 12.5%). As of December 31, 2001, Ophir had invested approximately $1.2 million in Lysh.

         Ophir has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2001, BHL had taken bank loans of approximately $14.9 million, by drawing on a credit line extended by the bank in connection with the project.

         In September 1995, Ophir acquired a 10% interest in a joint venture which has agreed to purchase 4.4 million square feet of land near Haifa for approximately $15 million, on which the parties intend to develop a commercial real estate project for rent. Ophir has obligated itself to invest up to $1.5 million in the first stage of this project and its share of development costs is estimated to be as much as $17 million.

         In 2001, Ophir paid $45 million in dividends to all of its shareholders.

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

         Carmel estimates that it manufactures approximately 12% of the folding board, approximately 70% of the corrugated triple wall, and approximately 30% of the corrugated board packaging in Israel. Carmel's products are marketed to a wide variety of customers for diverse uses, but its principal market is packaging for agricultural products and for the food and beverage industry. During the last few years, sales of packaging products to exporters of agricultural products have declined slightly, but have been partially offset by an increase in domestic sales. The political situation also had a negative effect on Carmel's business as well as increasing competition from low-cost importers of packaging products.

         From 1996 through 1999, Carmel invested approximately $39 million for machinery and infrastructure in its new plant, a leased property, in Caesarea, a modern state-of-the-art manufacturing plant. By the end of 1997, two of Carmel's plants were relocated to the new leased property in Caesarea. As of December 31, 2001, Carmel employed 605 persons.

         As of December 31, 2001, the Company owned 21.8% of the shares of Carmel. Shares of Carmel are listed for trading on the AMEX under the symbol "KML." The Company, American Israel Paper Mills Ltd., the largest paper producer in Israel, and Robert Kraft, a United States investor, are parties to a shareholders' agreement with respect to their shareholdings (which aggregate approximately 83.5% of the shares) in Carmel. The agreement includes provisions governing board representation, required votes for specified corporate actions, matters on which the shareholders agree to cooperate and rights of first refusal with respect to the sale or transfer of the shares owned by the parties. Carmel has granted to International Forest Products Corporation, an affiliate of Mr. Kraft, a right to supply up to 80% of Carmel's requirements for imported paper and forest products in the ordinary course of Carmel's business, on a competitive basis.

         GRANITE HACARMEL INVESTMENTS LTD. ("GRANITE")

         Granite owns the Sonol group of companies, one of the three largest Israeli distributors of refined petroleum products. Supergas, a wholly-owned subsidiary of Granite, is the third largest marketer and distributor in Israel of liquefied petroleum gas. Through its subsidiaries, Granite also manufactures and markets lubricating oils.

         During 2001, Sonol had a net increase of 8 public gas stations to its network. As of December 31, 2001, Sonol supplied petroleum products to 199 public gas stations in Israel, of which 140 are owned by or leased to Sonol. Sonol sold approximately 1.9 million metric tons of refined petroleum products and lubricating oils in 2001.

         During 2001, the Company received dividends from Granite of approximately $5.5 million

         The Company's ownership of Granite, as of December 31, 2001, was 20.2%. Two of the Company's representatives are members of the board of directors of Granite and one representative is a member of the executive committee of the board of Granite.

         On December 27, 1999, Granite announced a reorganization as follows:
Granite's subsidiary Sonol will be split into two companies, Sonol Israel, which will function as the company's petroleum products distribution unit, and Sonol Trading, which will focus on business and real estate development. Both Sonol Israel and Sonol Trading are 100%-owned subsidiaries of Granite. As part of the reorganization, Sonol Israel will transfer to Sonol Trading, assets and rights, as well as a portion of Sonol Israel's liabilities, to reflect the book value of the transferred assets. Additionally, Sonol Israel's share in Supergas (50%) will be transferred to the parent company, and non-operating real estate assets will be transferred to Granite HaCarmel Holdings (1993) Ltd., a 100%-owned subsidiary, at book value. The aforementioned transactions are subject to the approval of the Israeli regulatory authorities. As of the date hereof, the proposed reorganization has not been carried out.

         The recently-enacted Law of Arrangements in the Israeli Economy 5761 - 2001 contains new laws and regulations regarding the arrangements of maintaining emergency fuel reserves. Under the new regulations, two new categories were created: security reserves and civilian reserves. These regulations, which went into effect in August 2001, stipulate that the security reserves are to be stored in separate tanks in specified sites and are to be used in emergency situations. Pursuant to the enactment of these laws, the State of Israel will continue to finance the holding of the reserves and maintain the value of only the fuels defined as security reserves.

         With regard to reserves falling into the civil reserves category, fuel companies selling diesel fuel to the civilian market are required to hold reserves of diesel fuel in the volumes stated in the law. The State fixes the value of the civilian diesel fuel reserves so that there is no loss or profit stemming from fluctuations in the price for diesel fuel, but the State does not pay for maintaining the reserves. As a result, the amount of reserves that Sonol is required to finance will increase. In light of these changes, the price of gasoline, which is controlled by the State, was adjusted to compensate for the extra cost to fuel companies in financing civilian reserves. The prices of the other products are not controlled.

         As a result of these changes, the operational reserves of Sonol increased, as did Sonol's exposure to changes in the value of the reserves stemming from fluctuations in the market price of diesel fuel. Fluctuations in the market prices of fuel may materially affect the periodic business results of Sonol. Sonol is looking for ways to minimize these effects. There can be no guarantee that these changes will not materially impact the financial condition or results of operations of Sonol. See "Item 3. Legal Proceedings".

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

         Coral World's parks hosted approximately 1 million visitors during 2001. Coral World employed approximately 260 persons as of December 31, 2001.

         Coral World has entered into a joint development project for a new marine park in Palma de Majorca. Coral World has also entered into a joint venture called `Vista Historica', which participates in a tender for the development of a multimedia attraction near the ancient city of Pompeii.

         During 2001, Coral World was awarded approximately $1.3 million in its litigation with respect to insurance coverage of hurricane damages in St. Thomas.

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

         The Club, which has a capacity of 2,000 member families, had approximately 1800 member families for the 2001 season. The construction cost of the Club was $5.2 million, which was financed principally with debt. Kfar Saba's revenues are principally attributable to annual memberships. The Company owns 51% of Kfar Saba.

         HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP ("HOD HASHARON")

         On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million. Hod Hasharon operates a similar country club facility (the "H.H. Club") in Hod Hasharon, a town adjacent to Kfar Saba. The H.H. Club, which has a capacity of 1,600 member families, has operated at capacity for the past three years. In 2001 the H.H Club operated above capacity with 1850 members families . The H.H. Club, which opened in July 1994, was constructed at a cost of $4.8 million, of which $2.1 million was borrowed from banks.

         In 2001, the H.H. Club repaid owner's loans of $0.1 million to each of the partners. The H.H. Club is expected to continue repaying owner's loans in 2002. in the amount of $0.3 million to each of the partners.


CAPITAL MARKETS AND OTHER HOLDINGS

         AMPAL INDUSTRIES (ISRAEL) LTD. ("AMPAL INDUSTRIES")

         Ampal Industries, a wholly-owned subsidiary of Ampal, holds interests in various investee companies described in the high-technology section in this report. Ampal Industries also has a portfolio of marketable securities which was valued at approximately $39.5 million at December 31, 2001, which includes investments valued at approximately $25.8 million in Blue Square and $5.8 million in Leumi.

         In addition, Ampal Industries owns 50% of a commercial building located in Migdal Ha'emek. In 2001, it received approximately $0.1 million in rental income for this property.

         BANK LEUMI LE'ISRAEL B.M. ("LEUMI")

         In 2001, the Company sold 1,777,132 shares of Leumi for a net gain of $0.1 million, after taxes, and also recorded a net unrealized loss of $0.9 million, after taxes. The Company owned 2,979,294 shares of Leumi at December 31, 2001 with a market value of $5.8 million.

         BLUE SQUARE ISRAEL LTD. ("BLUE SQUARE")

         In June 1999, the Company invested $24 million to purchase 1,500,000 shares of Blue Square, representing 3.9% of Blue Square, at $16 per share. Blue Square, a publicly traded company on the Tel Aviv and New York Stock Exchanges, is the second largest supermarket chain in Israel, owning more than 180 supermarkets as of December 31, 2001. Blue Square owns 80% of Blue Square Properties, a publicly traded company on the Tel Aviv Stock Exchange, with which Blue Square expects to merge. In November 2001, a claim was filed against Blue Square and other supermarket chains in connection with the Law for Deposits on Beverage Containers, 1999 (which became effective on October 1, 2001). The plaintiffs requested certification of the claim as a class action in the amount of NIS 240 million, or approximately $55 million. Blue Square's management, based on legal advice, is of the opinion that the claim has very minimal chances. As of December 31, 2001, Blue Square has entered into agreements for the purchase of real estate and equipment in the aggregate amount of approximately NIS 200 million, or $45 million.

         At December 31, 2001, the investment in Blue Square had a market value of $25.8 million, and net unrealized gain of $4.4 million, after taxes, was recorded in accumulated other comprehensive loss on the balance sheet.

         EPSILON INVESTMENT HOUSE LTD. ("EPSILON") AND RENAISSANCE INVESTMENT COMPANY LTD. ("RENAISSANCE")

         The Company has invested $1.5 million for 20% of Epsilon and its affiliate, Renaissance. Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries. During 2001, the Company received a dividend of $0.1 million from Epsilon.

         RENAISSANCE ISRAEL

         In July 1994, the Company agreed to invest $3 million for 15% of Renaissance Israel, a fund that invests in Israel-related companies generally on the same terms and conditions as the Renaissance Fund LDC (the "Renaissance Fund"). The Renaissance Fund was formed in 1994 to invest primarily in emerging markets, basic industry and government privatizations in Israel and elsewhere in the Middle East. The Company had invested an aggregate of $2.9 million in Renaissance Israel, as of December 31, 2001.

     The only active investment made by the Company through the Renaissance fund which is still on the Company's books is a $0.4 million investment in Clalcom.

                                    EMPLOYEES

      As of December 31, 2001, Ampal had one employee and Ampal Industries (Israel) Ltd. had 15 employees. Relations between the Company and its employees are satisfactory.


                              CONDITIONS IN ISRAEL

      Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility has existed, varying as to degree and intensity, between Israel and the Arab countries and the Palestine Liberation Organization (the "PLO"). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PLO to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. In September 2000, there was an outbreak of hostilities with Palestinian groups. During the last several months the state of hostility has increased in intensity. It is possible that the situation may deteriorate further and may impact the value of Ampal and its investee companies. See "-Economic and Financial Developments" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the possible impact of this situation on the Company.

      All male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform military reserve duty annually. Additionally, all these individuals are subject to being called to active duty at any time under emergency circumstances. Many of the officers and employees of Ampal's investee companies are currently obligated to perform annual reserve duty. While these companies have operated effectively under these requirements since they began operations, Ampal cannot assess the full impact of these requirements on their workforce or business if conditions should change. In addition, Ampal cannot predict the effect on its business in a state of emergency in which large numbers of individuals are called up for active duty.

ECONOMIC AND FINANCIAL DEVELOPMENTS

      Israel's economy entered recession in 2001. This recession resulted from, among other things, the worldwide crisis in the hi-tech industry, and on Nasdaq in particular, as well as to continuing hostilities between Israel and the Palestinians. The terrorist attacks on the United States on September 11, 2001, further intensified the global economic crisis, and this also impacted negatively upon Israel's economy.

      According to the Israeli Central Bureau of Statistics' end-of-year publication, Israel's gross domestic product declined 0.5% in 2001. This is as opposed to the trend of rapid growth in the Israeli economy evidenced from the second quarter of 1999 to the third quarter of 2000.

      The global slowdown, especially in the U.S. economy, significantly influenced Israeli exports. Export of goods and services from Israel, which had increased at a rate of 24% in 2000 and was a central factor in the rapid growth during that year of the gross domestic product, suffered a real decline to a rate of approximately 13% in 2001, contributing thereby to the decreased gross domestic product. Exports from technology-related industries, which constituted 53% of exported goods (excluding diamonds) in

2000, decreased by 10% in 2001, although, as a percentage of all exports, they were still 52%. Exports declined more moderately in other industrial sectors. Overall, industrial exports decreased at a rate of approximately 7%. However, even after the sharp decrease in 2001, industrial exports (excluding diamonds) remained approximately 19% higher in dollar terms compared to 1999.

      Export of services decreased at a real rate of 23% in 2001, mainly as a result of a sharp decrease in the sale of start-up companies to foreign entities which sales are recorded as the export of services under the Central Bureau of Statistics' method of measurement. In addition, the crisis in the tourist industry, which was significantly impacted by the political/security crisis in Israel, suffered a drop of approximately 50% in income.

      Unemployment increased, mainly in the last half of 2001, to 11.02% in the fourth quarter of 2001. The rate of unemployment in 2001 averaged 9.3%, as compared to 8.8% in 2000. A significant increase of approximately 35% was recorded during the year among academics looking for work. This increase resulted mainly from the hi-tech crisis which brought about a wave of layoffs in this industry.

      The decline in the worldwide technology market and the continuing political/security crisis in Israel also resulted in direct investment in Israel dropping from $4.4 billion in 2000 to $2.7 billion in 2001. There was a 7.1% decrease in investment in real estate in 2001. In addition, there were decreases of 15.8% and 12.6% in residential construction and non-residential construction, respectively, and a slight increase of 0.9% in other (infrastructure) construction.

      In 2001, the consumer price index rose by 1.4%, compared to the targeted inflation level of 2.5-3.5%, as determined by the government. This is the third consecutive year that actual inflation has been substantially lower than the target set by the government: in 1999 actual inflation was 1.3%, compared to a target of 4%; and in 2000 actual inflation was 0%, compared to a target of 3-4%. Average inflation during 2001 was 0.9%, compared with a target of 3.5%.

      The low inflation rate, combined with the continuing political/security crisis and the general worldwide and local Israeli recession, put considerable pressure on the Bank of Israel to reduce interest rates sharply. On December 21, 2001, interest rates were reduced by two (2) percentage points to 3.8%, the lowest interest rate since the establishment of the State of Israel.

      The dollar - NIS exchange rate responded to the sharp reduction in the interest rate by a devaluation that materialized a number of days before the formal publication of the Bank of Israel's interest rate reduction decision on December 21, 2001, and intensified afterwards. The exchange rate of the NIS to the dollar decreased from December 15, 2001 until the end of the year by 4.2%, and in the first two months of 2002 the shekel devaluated by approximately an additional 6%.

      The following table sets forth, for the periods indicated, certain information with respect to the rate of inflation in Israel, the NIS/$ exchange rate and the rate of devaluation of the NIS against the dollar.

                          ISRAEL                                          U.S.
                          ANNUAL         CLOSING                         ANNUAL
                         INFLATION      EXCHANGE         ANNUAL         INFLATION
YEAR ENDED DEC. 31        RATE(1)        RATE(2)      DEVALUATION(3)     RATE(4)
------------------        -------        -------      -------------     ---------

1993..................     11.2          2.986            8.0             3.0
1994..................     14.5          3.018            1.1             2.6
1995..................      8.1          3.135            3.9             2.8
1996..................     10.6          3.251            3.7             3.3
1997..................      7.0          3.536            8.8             1.7
1998..................      8.6          4.160           17.6             1.6
1999..................      1.3          4.153           (0.2)            2.7
2000 .................        0          4.041           (2.7)            3.4
2001 .................      1.4          4.416            9.3             1.6

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

      Industrial research and development projects in Israel may qualify for government aid if they deal with the development of commercial products to be made in Israel for sale abroad. Direct incentives usually are provided in the forms of grants, regulated in accordance with the Law for Encouragement of Industrial Research and Development 1984. Some of the Company's investee companies have taken advantage of such incentives.


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


                                 TAX INFORMATION

ISRAELI TAXATION OF AMPAL

      Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 2001, Israeli companies were taxed on their income at a rate of 36%.

      A tax treaty between Israel and the United States became effective on January 1, 1995. This treaty has not substantially changed the tax position of the Company in the United States or in Israel.

      Ampal had income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies which are exempt from tax, except for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 2000 and has received "final assessments" with respect to such reports filed through 1995 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1995, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

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

      Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, was taxable to corporations at 36% from 1996. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

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

      Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered. They can deduct VAT paid on goods and services acquired by them for the purpose of their business. Until November 1999, the Company's subsidiaries Nir, Ampal Development , Ampal Israel and Ampal Financial Services , were considered Financial Institutes and as such were not subject to the VAT law. As of November 1999 their status has changed leaving Nir as the only subsidiary not subject to the VAT law.

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

                            FORWARD-LOOKING STATEMENT

      Certain statements in this Report are forward-looking statements regarding future events or future financial performance of the Company. These statements are subject to a number of risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Among such factors are the economic, political and military conditions in Israel, including the state of hostilities with the Palestinians, global business and economic conditions, including the current worldwide slump in the high-technology markets, competition (in the sectors where the Company's portfolio companies operate, including, without limitation, the Israeli wireless communication service providers market), Israeli and other government regulation, including regulation of the Israeli petroleum distribution market and other industry developments. Forward-looking statements are necessarily dependent upon assumptions, estimates and data that are uncertain. No assurance can be given that the anticipated results will be achieved, and future results may in fact differ materially from those anticipated.

ITEM 2. PROPERTY

      On November 30, 2001, the sublease contract under which Ampal subleased 4,960 rentable square feet of office space leased from Hapoalim at 1177 Avenue of the Americas, New York City, was terminated. As a result of that termination the Company received $300,000. In 2001, Ampal's total payment to Hapoalim in connection with this sublease was $146,000.

      Ampal currently subleases an office at 660 Madison Avenue in New York City from Cavallo Capital Inc. The sublease is terminable at will. Under the sublease, Ampal is entitled to full office services. The annual rent for this sublease is $50,000. Avi Vigder, a member of Ampal's board of directors, is the chief executive officer of Cavallo.

      Kfar Saba, which operates a country club in Kfar Saba, occupies a 7-1/4 acre lot which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2001 totaled $201,000.

      The Company leases space in various locations in Israel for office, commercial and retail use to various parties and received $8,781,000 in rent for such space in 2001.

      Other properties of the Company are discussed elsewhere in this Report. See "Business."


ITEM 3. LEGAL PROCEEDINGS

Yakhin Hakal

      In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by the Company for approximately $700,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value (which is a nominal amount), on the alleged grounds that the perpetual debentures are debt and not equity investments. It is the Company's view that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation.

      On July 27, 1998, a Tel Aviv District Court ruled in favor of Yakhin Hakal, the manager and co-owner of the Company's 50%-owned affiliates Etz Vanir and Yakhin Mataim. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by the Company for approximately $800,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. After the redemption and surrender, the Company will no longer have any interest in Etz Vanir or Yakhin Mataim.

      On October 15, 1998, the Company filed an appeal with the Israeli Supreme Court in Jerusalem. On September 30, 2001, the Supreme Court dismissed the appeal filed by the Company, on the grounds that the Company failed to timely produce a guarantee to cover Yakhin Hakal's expenses in the appeal.

      On October 12, 2001, the Company filed a request with the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim. On January 28, 2002, the Tel

Aviv District Court dismissed the appeal. On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court.

      On November 1, 2001, the Company filed a petition to the Israeli Supreme Court, contending that the dismissal of an appeal due to a delay in producing guarantees as part of the appeal is unreasonable and that the law allowing this should be changed. On December 30, 2001, the Company filed a motion to allow it to file a new appeal in this case.

      As of the date hereof, the Company cannot predict the outcome of these proceedings.

Granite

      In February 2000, a petition was filed against Sonol, a wholly-owned subsidiary of Granite, Paz Oil Company Ltd. and Delek, the Israeli Fuel Company Ltd., in the Jerusalem District Court to allow a class action suit regarding fixing the retail price of diesel fuel. The lawsuit, if certified as a class action, will be in the amount of NIS 234.4 million ($53 million). Sonol's share is NIS 55 million ($12 million). Sonol denies the claim and based on legal advice is of the opinion that there is a reasonable chance that the suit will not be certified as a class action.

      In May 2001, a claim was filed in the Jerusalem District Court against Sonol, its subsidiary company, Sprint Motors Ltd., and four unrelated companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" over a period of many years. The plaintiffs have requested the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30, however, should the court certify the class action, it will total approximately NIS 379 million ($86 million). From the claim, it is not clear as to what is Sonol's and its subsidiary's share of this amount. Granite's management believes that there is only a weak chance that the claim will be certified as a class action.

      In June 2001, a claim was filed by customers against Supergas (Granite's wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers. The plaintiff applied to the Tel Aviv District Court to have the claim recognized as a class action in a total amount of NIS 125 million ($28 million). Supergas's management, based on legal advice, is of the opinion that it is more likely than not that Supergas will prevail in this case.

      Three claims were lodged against Granite's formerly affiliated company and its past and present shareholders, which included Sonol in the Haifa District Court. The total amount of the claims is approximately NIS 61 million ($14 million). The plaintiff's allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates. In the opinion of the legal counsels of Sonol and the formerly affiliated company, the companies have a sound defense against the claims.

      In 1999, Sonol filed a claim against one of its agencies for approximately NIS 38 million (approximately $9 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS 58 million (approximately $14 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement. In the opinion of Sonol's management, based on opinion of Sonol's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable. Currently, the dispute has been referred to mediation.

      In an arbitration between the Israeli Fuel Authority and the organization of the owners of fuel stations, the arbitrator ordered the Fuel Authority to pay the fuel-stations owners depreciation payments. The Fuel Authority demanded that the fuel companies pay such payments. In the opinion of the legal counsel of Sonol, there is no basis for such demand. As a result of the arbitration, twenty five third-party claims were filed against Sonol, in the total amount of NIS 40 million ($9 million).

      A class action was allowed by the Tel-Aviv District Court against Supergas and four other gas companies for a declaratory judgment regarding the responsibility of the gas companies to refund to their customers payments which were paid for periodic examinations which were not performed. Supergas filed for permission to appeal this decision to the Israeli Supreme Court.

      Additional information regarding the above described legal proceedings and other legal proceedings involving Granite may be found in Note 25 to the Granite financial statements for the year ended December 31, 2001, a copy of which has been filed with the Securities and Exchange Commission in connection with this Report.

Kaniel

      On December 2, 1997, Kaniel, the Israeli Company for Tin Containers Ltd. ("Kaniel") filed a suit against the Company in the Tel Aviv District Court, in the amount of NIS 3,623,058 ($0.8 million). The suit relates to eight loans given to Kaniel by the Company in 1984. Kaniel claimed that the Company's actions in connection with the loans were forbidden under the Israeli Interest Law. On November 19, 1998, the Tel Aviv District Court ruled that the statute of limitations applies to the majority of the plaintiff's claim, and thereby rejected such claims. The plaintiff filed an appeal with the Israeli Supreme Court, and withdrew the remainder of its claim until the Supreme Court's ruling. At this stage, the Company cannot estimate the impact this claim will have on it.

Galha

      On January 1, 2002, Galha (1960) Ltd. ("Galha") filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. ("Paradise") appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 8,121,456 ($1.8 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently under liquidations proceedings. At this stage, the Company cannot estimate the impact this claim will have on it.

MIRS

      A petition to certify a class action against MIRS in the amount of NIS 170 million ($38 million) was filed in the Tel Aviv District Court in September 2001. The claim is in connection with the change in MIRS' tariffs resulting from the implementation of MIRS' own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code. As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS's previous dialing prefix. MIRS' management estimates the maximum exposure to be substantially less than the amount claimed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF CLASS A STOCK

      Ampal's Class A Stock is listed on Nasdaq under the symbol "AMPL". The following table sets forth the high and low bid prices for the Class A Stock for May and June of 2000, and the third and fourth Quarters of 2000, as reported by Nasdaq and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

                                                           HIGH        LOW
                                                           ----        ---
2001:
Fourth Quarter.................................           $   6.42    $   3.51
Third Quarter..................................               6.19        3.82
Second Quarter.................................               6.90        4.12
First Quarter..................................               8.62        4.75


                                                            HIGH         LOW
                                                            ----         ---
2000:
Fourth Quarter.................................            $ 13.375     $  5.5938
Third Quarter..................................              19.5         13
May and June 2000..............................              17            8.625

      During 2000, Ampal changed the listing of its Class A Stock from the American Stock Exchange under the symbol "AIS" to the NASDAQ Stock Market under the symbol "AMPL". The following table sets forth the high and low sales prices for the Class A Stock, as reported on the consolidated transaction reporting system for April 2000 and for each calendar quarter indicated.

                                                           HIGH        LOW
                                                           ----        ---
2000:
April 2000.....................................           $  18       $  10
First Quarter..................................              33 1/4       9 1/8


      As of March 10, 2002, there were approximately 915 record holders of Class A Stock.


                                  VOTING RIGHTS

      Unless dividends on any outstanding preferred stock are in arrears for three successive years, as discussed below, the holders of Class A Stock are entitled to one vote per share on all matters voted upon. Notwithstanding the above, if dividends on any outstanding series of preferred stock are in arrears for three successive years, the holders of all outstanding series of preferred stock as to which dividends are in arrears shall have the exclusive right to vote for the election of directors until all cumulative dividend arrearages are paid. The shares of Class A Stock do not have cumulative voting rights in relation to the election of the Company's directors, which means that any holder of at least 50% of the Class A Stock can elect all of the members of Ampal's Board of Directors.

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

      Dividends on all classes of Ampal's shares of Preferred Stock are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend on the preferred stock in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 20, 2001, Ampal announced that its Board of Directors had declared cash dividends on its Preferred Stock ($0.325 per share on its 6 1/2% Preferred Stock and $0.20 per share on its 4% Preferred Stock).

     Pursuant to the Rebar - Noy Agreement, Rebar has agreed to use its reasonable best efforts to cause the Company to not take, and Rebar also agreed to not vote for, consent to or approve the taking by the Company of, certain actions in relation to the payment of dividends, in each case without the prior written consent of Noy. These actions include declaring or paying any dividend or making any other distribution to the Company's shareholders whether or not upon or in respect of any shares of its capital stock, except that (a) dividends and distributions may continue to be paid by the subsidiaries of Ampal to Ampal or other subsidiaries of Ampal and (b) regular dividends may be declared and paid on any shares of preferred stock outstanding on the date hereof in the ordinary course of business consistent with past practices.


                     RECENT SALES OF UNREGISTERED SECURITIES

      Pursuant to a Letter Agreement, dated as of January, 31, 2001, between Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal, and Zionism 2000, a charitable organization, Ampal (Israel) Ltd. gifted 6,000 shares of Class A Stock to Zionism 2000 on February 9, 2001.

      Pursuant to a Letter Agreement, dated as of January 31, 2001, between Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal, and Coaching Ltd., Ampal (Israel) Ltd. transferred 1,500 shares of Class A Stock to Coaching Ltd. on March 1, 2001, as compensation for services rendered.

      The issuance to each of Zionism 2000 and Coaching Ltd. of the aforementioned shares was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 902 of Regulation S of such Act.

ITEM 6.  SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                   2001             2000              1999              1998                1997
                                          ----             ----              ----              ----                ----
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                               $  27,340         $  39,697        $  69,613           $  23,160           $  43,142
Net income (loss)                         (6,974)              813           28,031(1)            2,175(1)           14,183(1)
Earnings (loss) per Class A share:
   Basic EPS                           $   (0.38)(2)     $    0.03(2)     $    1.32(1)(2)     $    0.08(1)(2)     $    0.58(1)(2)
   Diluted EPS                         $   (0.38)        $    0.03        $    1.15(1)        $    0.07(1)(3)     $    0.50(1)(3)
Total assets                             383,833           446,628          396,780             324,916             256,069
Notes and loans and debentures
   Payable                               145,901           201,576          174,519             129,025              64,068
Dividends declared per Class A
   share                               $      --         $      --        $      --           $      --           $      --


-----------------------------

(1)  Includes (loss) from discontinued operations, as follows:

    Year Ended December 31,                                        200           19             19             199
                                                    --------     --------     ---------      ---------      ---------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
    (Loss) from discontinued operations             $     --     $     --     $  (2,156)     $  (1,715)     $    (257)
    (Loss) per Class A  share from discontinued
    operations:
       Basic EPS                                    $     --     $     --     $   (0.10)     $   (0.07)     $   (0.01)
       Diluted EPS                                  $     --     $     --     $   (0.09)     $   (0.06)     $   (0.01)

(2) Computation is based on net income (loss) after deduction of preferred stock dividends of $227, $234, $284, $335 and $351, respectively.

(3) Computation is based on net income after deduction due to dilution in equity in earnings of affiliate of $334 and $258, respectively.

ITEMS 7 & 8.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company acquires interests in businesses located in the State of Israel or that are Israel-related. The Company's primary investment focus is the high-technology and communications sector. The Company is involved in a broad cross-section of Israeli companies engaged in various fields including high-technology and communications, real estate, capital markets, leisure-time, energy distribution and industry. The Company sometimes participates in the management of its investee companies through representation on boards of directors or otherwise.

      The Company's results of operations are directly affected by the results of operations of its investees. The results of companies which are greater than 50%-owned are included in the consolidated financial statements of the Company. The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20%- to 50%-owned companies ("affiliates"), under the equity method. Under the equity method, the Company recognizes its proportionate share of such companies' income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. If the Company's interest in a subsidiary were to be reduced to 20%-50%, the investment generally would be recorded under the equity method. The Company's results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above the Company's carrying value per share for such affiliate results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below the Company's carrying value per share for such affiliate results in the Company recognizing a loss for the period in which such issuance is made. The Company accounts for its holdings in investees, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In addition, the Company reviews investments accounted for under the cost method periodically in order to determine whether to maintain the current carrying value or to write off some or all of the investment. For more information as to how the Company makes these determination, see "-Critical Accounting Policies."

      A comparison of the Company's financial statements from year to year must be considered in light of the Company's acquisitions and divestitures during each period.

      For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders' equity. Should the NIS be devalued against the dollar, cumulative translation adjustments are likely to result in a reduction in shareholders' equity. As of December 31, 2001, the effect on shareholders' equity was a decrease of approximately $20.2 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

INTRODUCTION OF THE EURO

      On January 1, 2002, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions.

      The Company does not conduct operations in Europe. However, there can be no assurance that the implementation of the Euro will not have an adverse material affect on the Company's financial condition or results of operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002, will have on its results of operations and financial position. Had the Company adopted SFAS 142 at January 1, 2001, it would not have a material effect on it's financial results for December 31, 2001.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Although SFAS 144 supersedes FSAS Statement No. 121, it retains the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial statements.


DISCONTINUED OPERATIONS

      On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd., ("Paradise") to Beit Hafuton, AA Ltd. ("Beit Hafuton"). Accordingly, the results of Paradise, whose financial statements were previously consolidated with the Company's financial statements, have been presented as discontinued operations for all periods presented. In connection with the sale, the Company agreed to the following: (a) to forgive a capital note in the amount of $0.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, (b) to forgive a loan to Paradise in the amount of approximately $0.5 million and (c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight

Center. As a result of this sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.1 million net of taxes) in the consolidated financial statements for the year ended December 31, 1999.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

      The Company recorded a consolidated loss from continuing operations of $7 million for the year ended December 31, 2001, as compared to income of $0.8 million for the same period in 2000. The decrease in income is primarily attributable to the decrease in equity in earnings of affiliates, lower gains on sale of investments, higher loss from impairment of investments and a decrease in real estate income. These decreases in income were partially offset by the gain on sale of real estate rental property, higher other income, a lower effective income tax rate, lower unrealized losses on investments, lower interest expense and a translation gain in 2001, as compared to a translation loss in 2000.

      Equity in earnings of affiliates decreased to a loss of $2.2 million for the year ended December 31, 2001, from income of $11.9 million for the same period in 2000. The decrease is primarily attributable to the decreased earnings of the Company's 50%-owned affiliate, Trinet Venture Capital Ltd. ("Trinet") and Ophir Holdings Ltd. ("Ophir Holdings"), the Company's 42.5%-owned affiliate. Trinet recorded unrealized gains on its investments in Smart Link Ltd. in 2000, as compared to unrealized losses in 2001. Ophir Holdings, recorded an unrealized gain on a trading security in 2000. There was no similar gain in 2001. In addition, two of the Company's other affiliates, 42.5%-owned Ophirtech Ltd. ("Ophirtech") and 37%-owned Bay Heart Limited ("Bay Heart") recorded higher losses in 2001. Ophirtech, which invests in companies in the high technology sector, recorded losses from impairment of investments in 2001. Bay Heart, which operates a shopping mall in the Haifa Bay area, recorded losses as a result of decreased rental revenues, increased financing expenses and a higher provision for income taxes. Bay Heart's decreased rental revenues were due to lower average rental rates on its properties caused, in part, by the general recession in Israel in 2001 which affected the real estate sector and by the surplus of mall properties in the Haifa area.

      Both Bay Heart and the Company's other real estate rental properties in Israel may be adversely affected to the extent that a continuation of the current political/security crisis adversely affects the general Israeli economy. That crisis has also adversely impacted Israel's tourism industry. Coral World, which is 50%-owned by the Company, owns and controls three marine parks: in Eilat (Israel), Perth (Australia) and Maui (Hawaii). To the extent that the political/security crisis in Israel continues to affect the Israeli tourism industry, Coral World's marine park in Eilat may experience a decrease in visitors and revenues.

      In the year ended December 31, 2001, the Company recorded $1.6 million of gains on the sale of investments, which were primarily attributable to its investment in Floware Wireless Systems Ltd. ("Floware"). In the year ended December 31, 2000, the Company recorded $13.7 million of gains on the sale of investments, which were primarily attributable to its investment in BreezeCOM Ltd. ("BreezeCOM"). In August 2001, BreezeCOM acquired Floware and changed the name of the combined entity to Alvarion Ltd.

      The Company recorded $3.3 million of unrealized losses on investments which are classified as trading securities in the year ended December 31, 2001, as compared to $5.9 million of unrealized losses in the same period in 2000. The unrealized losses recorded in 2001 are primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. ("Leumi") and Arel Communications and Software Ltd. ("Arel"), while the unrealized losses in 2000 are primarily attributable to the Company's investment in shares of Arel. At December 31, 2001 and December 31, 2000, the aggregate fair value of trading securities held by the Company amounted to approximately $9.9 million and $23.8 million, respectively.

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

      The decrease in real estate income of approximately $1.2 million in 2001, as compared to 2000, is attributable to the sale of 800 Second Avenue and Bnei Brak.

      The increase in other income of $2.3 million in the year ended December 31, 2001 as compared to the same period in 2000, is primarily attributable to the higher guaranteed income received from Motorola (Israel) Ltd. ($7.1 million in 2001, as compared to $3.8 million in 2000) with respect to the level of dividends from MIRS Communications Ltd. ("MIRS"). This increase was partially offset by the $1.6 million dividend received from MIRS in 2000, which was not distributed by MIRS in 2001. To the extent MIRS continues to seek to penetrate the Israeli cellular market, its results of operations will be affected by the intense competition in the market.

      The decrease in interest expense of approximately $1.4 million in the year ended December 31, 2001, as compared to the same period in 2000 is attributable to the repayments of notes and loans payable.

      In the year ended December 31, 2001, the Company recorded a $13 million loss from impairment of its investments in the following companies, all of which are in the high-technology sector: Camelot Information Technologies Ltd. ($5 million), Netformx Ltd. ($2.6 million), Enbaya Inc. ($1.4 million), Shiron Satellite Communications (1996) Ltd. ($1.4 million), RealM Technologies Ltd.,($
1.3 million) mPrest Technologies Ltd. ($0.8 million) Babylon Ltd. ($.3 million), and Elephanx DotCom L.L.C. ($0.2 million). In the year ended December 31, 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. and to the impairment in values of the Company's investments in Smartlight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel (1994) Ltd. ($1.1 million), Zactus, Inc. ($0.5 million) and ContactNOW, Inc. ($.5 million). A substantial portion of these losses resulted from the worldwide slump in technology markets which affected both sales and the ability of companies to raise additional capital. Companies at the start-up stage, as are a number of the Company's portfolio companies, were particularly affected by the weakness in the private capital markets as these companies depend on additional rounds of investment for operating funds. See "-Critical Accounting Policies" for a discussion of the factors affecting the Company's decision to write-off its investments accounted for under the cost method.

      New laws and regulations regarding maintaining emergency fuel reserves went into effect in August 2001. With regard to reserves falling into the civil reserves category, fuel companies selling diesel fuel to the civilian market are required to hold reserves of diesel fuel in the volumes stated in the law. The State of Israel fixes the value of the civilian diesel fuel reserves so that there is no loss or profit stemming from fluctuations in the price for diesel fuel, but the State does not pay for maintaining the reserves. As a result, the amount of reserves that Sonol is required to finance will increase. In light of these changes, the price of gasoline, which is controlled by the State, was adjusted to compensate for the extra cost to fuel companies in financing civilian reserves. The prices of the other products are not controlled.

      As a result of these changes, the operational reserves of Sonol increased, as did Sonol's exposure to changes in the value of the reserves stemming from fluctuations in the market price of diesel fuel. Fluctuations in the market prices of fuel may materially affect the periodic business results of Sonol. Sonol is looking for ways to minimize these effects. There can be no guarantee that these changes will not materially impact the financial condition or results of operation of Sonol. See "Item 3. Legal Proceedings" for more information regarding these new laws and regulations.

      The Company recorded a translation gain of $2.1 million in the year ended December 31, 2001, as compared to a translation loss of $1.3 million in the same period in 2000. The translation gain in 2001 is attributable to the devaluation of the new Israeli shekel against the U.S. dollar in the year ended December 31, 2001, while the translation loss in 2000 was primarily attributable to foreign exchange forward contracts executed by the Company, which were outstanding during 2000.

      The decrease in the effective income tax rate in 2001, as compared to 2000, is attributable to state and local income taxes with respect to the gain on sale of 800 Second Avenue, losses of certain Israeli subsidiaries for which no tax benefits are currently available and certain expenses which are not deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

      Consolidated income from continuing operations decreased to $0.8 million for the year ended December 31, 2000, from $30.2 million for the same period in 1999. The decrease in income is primarily attributable to lower realized and unrealized gains on investments, the gain on sale of real estate rental property in 1999 which was absent in 2000, greater loss from impairment of investments, decreased equity in earnings of affiliates, and higher interest expense in 2000. These decreases were partially offset by the increase in other income.

      The Company recorded $5.9 million of unrealized losses on investments which are classified as trading securities in the year ended December 31, 2000, as compared to $12.1 million of gains in the same period in 1999. The unrealized losses in 2000 are primarily attributable to the Company's investment in shares of Arel, while in 1999, the unrealized gains were primarily attributable to the investments in the shares of Leumi and Fundtech Ltd.. At December 31, 2000 and December 31, 1999, the aggregate fair value of trading securities amounted to approximately $23.8 million and $40.4 million, respectively.

      In the year ended December 31, 2000, the Company recorded $13.7 million of gains on the sale of marketable securities, $11.2 million of which are attributable to the Company's investment in BreezeCOM. In the year ended December 31, 1999, the Company recorded $18.4 million of gains on the sale of investments, $13.5 million of which were attributable to the sale of its 46% equity interest in Moriah Hotels Ltd. to Koor Tourism Enterprises Ltd. and Sheraton International Ltd.

      On July 6, 1999, the Company sold real estate rental properties to a subsidiary of Bank Hapoalim B.M., and recorded a gain on the sale of $9.2 million ($6 million net of taxes) in its December 31, 1999, consolidated financial statements.

      Equity in earning of affiliates decreased to $11.9 million for the year ended December 31, 2000, from $16 million for the same period in 1999. The decrease is primarily attributable to the decreased earnings of Ophir Holdings, the Company's 42.5%-owned affiliate, which is a holding company with interests in real estate and high-technology companies. Ophir Holdings reported significantly higher earnings in 1999 primarily due to the gain on the sale of its holdings in Platinum Technology International Inc. This decrease was partially offset by the increased earnings of the Company's 50%-owned affiliate, Trinet, which recorded an unrealized gain on its investment in Smart Link Ltd. Granite Hacarmel Investments Ltd., the Company's 20.2%-owned affiliate, which is one of the largest distributors of refined petroleum products in Israel, also recorded higher earnings in 2000 primarily as a result of a gain on sale of holdings in investees.

      The increase in real estate income of $3.1 million and expenses of $5.7 million in 2000 as compared to 1999 is attributable to the operations of Am-Hal Ltd., the Company's wholly-owned subsidiary, which owns and operates a chain of senior citizens facilities in Israel. The Company acquired an additional 50% interest in Am-Hal on December 31, 1999. As a result, Am-Hal's statement of income was consolidated with the Company's consolidated statement of income in 2000, while in 1999, Am-Hal's results were recorded in equity in earnings of affiliates.

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

      The increase in other income of $4.2 million in the year ended December 31, 2000, as compared to the same period in 1999, is attributable to the guaranteed income of $3.8 million from Motorola (Israel) Ltd. with respect to the dividend from MIRS, as well as a larger dividend received from MIRS.

      In the year ended December 31, 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. and to the impairment in values of the Company's investments in Smartlight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel (1994) Ltd. ($1.1. million), Zactus, Inc. ($0.5 million) and ContactNOW, Inc. ($0.5 million). In 1999, the Company recorded $3 million of losses from impairment of investments which were primarily attributable to its investments in M.D.F. ($1.5 million), Unic View Ltd. ($1 million) and MuTek Solutions Ltd. ($0.4 million).

      The change in the effective income tax rate in 2000 as compared to 1999 is mainly attributable to the additional tax benefits with respect to the loss from impairment of investment in an affiliate which was recorded in previous years.


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, cash and cash equivalents were $8 million, as compared with $5.8 million at December 31, 2000. The increase in cash and cash equivalents is primarily attributable to the dividends received from affiliates and to the proceeds received from the sale of real estate properties. These cash increases were partially offset by the repayments of notes and loans payable, new investments made during 2001 and income tax payments made in connection with the sale of 800 Second Avenue. The decrease in notes and loans payable is primarily attributable to the repayment of facilities associated with the Company's ownership of 800 Second Avenue. The increase in accumulated other comprehensive loss is primarily attributable to the unrealized currency translation losses and sale of available-for-sale securities.

      At March 17, 2002, the aggregate fair value of trading and available-for-sale securities was approximately $33.9 million ($40.6 million at December 31, 2001).

      The Company invested approximately $14 million in its existing portfolio companies in 2001, as summarized below. The Company did not make investments in companies in which it did not previously hold an interest.

      On January 22, 2001, the Company made an additional investment of $1.5 million in Enbaya Inc., and increased its equity interest in Enbaya from 12.9% to 19.1%.

      On January 1, 2001, and March 26, 2001, the Company made additional investments of an aggregate of $0.9 million in CUTe Ltd.

      On February 23, 2001, the Company made an additional investment of $5 million in XACCT Technologies Ltd. The Company currently holds an approximately 16% equity interest in XACCT.

      On April 16, 2001, the Company made an additional investment of $1.7 million (including the conversion of a $0.5 million loan) in ShellCase Ltd.. The Company currently holds an approximately 13.3% equity interest in ShellCase.

      On November 6, 2001, the Company made an additional investment of $0.5 in PowerDsine Ltd.. The Company currently holds an approximately 8.4% equity interest in PowerDsine.

      On November 14, 2001, the Company made an additional investment of $0.6 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses on investment in communications, Internet, software and medical devices. The Company holds an approximate 10% equity interest in Star and has invested an aggregate of $1.875 million in Star. The Company's total commitment to invest in Star is $5 million.

      In 2001, the Company made owners loans to its investees in an aggregate amount of $2.6 million. In addition, the Company repaid a loan in the amount of $5.2 million to a 42.5% owned affiliate. The source of the funds was a dividend received from that affiliate.

      The Company's sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends, and other financial commitments. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, including by increasing its borrowings or by refinancing its indebtedness or liquidating other assets, the value of which may also decline. In addition, some of the Company's assets have already been pledged as security for specific loans or guarantees and would therefore be unavailable if the Company wished to sell or pledge them in order to provide an additional source of cash.

      The Company had in place an unused committed line of credit of $6 million at December 31, 2001.

      In connection with its investment in MIRS, the Company has two long-term loans from Hapoalim and Leumi in the amount outstanding of $38.7 million and $36.4 million, respectively, as of December

31, 2001. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the Leumi loan were amended to reflect changes in MIRS' business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola Israel does not make a guaranteed payment to the Company in March 2003 as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola Israel. In addition, Leumi will have recourse to the Company for another $0.5 million beginning in 2006 in relation to the Company's repayment obligations under the loan. The Company anticipates that similar amendments will be required in the Hapoalim loan. In the event that any such amendments are made to the Hapoalim loan, the terms of the security provided by the Company under that loan may also be changed. Any such changes may result in the Company directly guaranteeing part of this loan too.

      As of December 31, 2001, the Company had outstanding $7.3 million in debentures with interest rates ranging from 6.2% to 7.5%. These debentures, which mature between 2001 and 2005, are secured by $7.5 million in cash held in a secured account. In addition, the Company also had outstanding as of December 31, 2001, $18 million in 11% discount debentures. These debentures mature in 2003. However, they also allow for early redemption in 2002, provided that in the event of early redemption the Company would not be required to pay $2 million in unamortized discounts. In the event that these debentures are redeemed early, the Company may need to draw upon various sources of cash, including by increasing its borrowings or by refinancing its indebtedness or liquidating assets in order to pay the $15 million owed.

      The Company financed a portion of the development of its Am-Hal facilities through bank loans from Hapoalim. At December 31, 2001 and 2000, the amounts outstanding under these loans were $14.3 million and $23.9 million, respectively. The loans are dollar linked, mature through 2002 and have interest rates of zero to LIBOR plus 1%. The loans are secured by a lien on Am-Hal's properties.

      The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim. The term of these borrowings is up to one year. The weighted average interest rates and the balances of these short-term borrowings at year-end were 3.23% on $31.1 million and 5.84% on $86.7 million in 2001 and 2000, respectively.

      As of December 31, 2001, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.7 million. This includes a guarantee of $6 million of indebtedness incurred by Bay Heart in connection with the development of its property. Bay Heart recorded increased losses in 2001 as a result of decreased rental revenues, increased financing expenses and a higher provision for income taxes. Bay Heart's decreased rental revenues were due to lower average rental rates on its properties caused, in part, by the general recession in Israel in 2001 which affected the real estate sector and by the surplus of mall properties in the Haifa area. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company's guarantee.

      In each of 2001 and 2000, Ampal paid dividends in the amount of $0.20 and $.325 per share on its 4% and 6-1/2% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in each year amounted to approximately $0.2 million.

      The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

     See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Dividend Policy" and "- Subsequent Events" below for a discussion of restrictions on the activities of the Company agreed to by its controlling shareholder pending closing of the sale of that shareholder's entire interest in the Company. To the extent that contingencies and payment obligations described above and in other parts of this Report require the Company to make unanticipated payments, some of these restrictions may prevent the Company from utilizing sources of cash it could have otherwise used by selling assets or taking loans or otherwise.

CRITICAL ACCOUNTING POLICIES

      The Company accounts for a number of its investments, including many of its investments in the high-technology and communications industries, on the basis of the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company's liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgements the Company must also attempt to anticipate trends in the particular company's industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

ITEM 7A

MARKET RISKS AND SENSITIVITY ANALYSIS

      The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2001, and are sensitive to the above market risks.

INTEREST RATE RISKS

      At December 31, 2001, the Company had financial assets totaling $21.2 million and financial liabilities totaling $145.9 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

      At December 31, 2001, the Company had fixed rate financial assets of $15.9 million and variable rate financial assets of $5.3 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

      At December 31, 2001, the Company had fixed rate debt of $32.8 million and variable rate debt of $113.1 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.4 million.

      The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.5 million, holding other variables constant.

EXCHANGE RATE SENSITIVITY ANALYSIS

      The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2001, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2001, the Company had open foreign exchange forward purchase contracts in the amount of $7 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation (loss) reflected in the Company's accumulated other comprehensive (loss) would increase by $1.7 million. Conversely, if there were a ten percent revaluation of the foreign currency, the net decrease in earnings would be $0.1 million.

EQUITY PRICE RISK

      The Company's investments at December 31, 2001, included marketable securities (trading and available-for-sale) which are recorded at fair value of $40.6 million, including a net unrealized loss of $8.4 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $4.1 million.


SUBSEQUENT EVENTS

      On February 26, 2002, the controlling shareholder of the Company, Rebar Financial Corp. ("Rebar"), a company controlled by Daniel and Raz Steinmetz, signed a definitive agreement (the "Rebar-Noy Agreement") to sell all of its stock in the Company to Y.M. Noy Investments Ltd. ("Noy"), a company organized by Yosef Maiman, for an aggregate purchase price of approximately $82.9 million. Closing is subject to the approval of the Israeli Ministry of Communication and the Israeli Antitrust Commissioner.

      In connection with the closing of this proposed sale, all options outstanding under the Company's stock option plans will become immediately exercisable. However, shares issued upon exercise of approximately 300,000 of these options may be sold to Noy at the same price per share as the shares to be sold by Rebar.

     Pursuant to the Rebar-Noy Agreement, Rebar has agreed to use its reasonable best efforts to cause the Company to not take, and Rebar also agreed to not vote for, consent to or approve the taking by the Company of, certain actions, in each case without the prior written consent of Noy. These include actions to:
(a) acquire in any manner any business or any corporation, partnership, association or other business organization or division thereof or a substantial portion of the assets thereof or otherwise acquire any assets (other than inventory) that are material, individually or in the aggregate, to the Company, except for any such transaction in which the investment by the Company does not exceed $1 million and (b) except as expressly permitted by the agreement, sell, lease, license or otherwise dispose of any of its assets that are material, individually or in the aggregate, to the Company.

      On January 4, 2002, the Company made an additional investment of $0.5 million in Shellcase Ltd., a developer and manufacturer of chip size packaging. The current equity interest of the company in Shellcase is 13.2%.

      On January 28, 2002, the Company made an additional $0.5 million investment in PowerDsine Ltd., a leading designer and developer of software controlled power solutions. The Company now holds an approximately 8.1% equity interest in PowerDsine.

      On January 2, 2002, the Company made a $0.5 million loan to Camelot Information Technologies Ltd. In February 2002, the Company, together with other Camelot shareholders, acted to put Camelot into liquidation proceedings.

                      This page left intentionally blank.

ITEM 8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of (loss) income, cash flows, changes in shareholders' equity, and comprehensive (loss) income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 16% and 18%, respectively, in 2001, 15% and 15%, respectively, in 2000, total revenues of 25%, in 1999, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net (losses) earnings of theseaffiliated companies represents ($ 2,083,000), $10,730,000 and $15,727,000, ofconsolidated net (loss) income for the years ended December 31, 2001, 2000 and1999, respectively. The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



New York, New York                                          Arthur  Andersen LLP
March 27, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheet of Ampal-American Israel Corporation and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of (loss) income, cash flows, changes in shareholders' equity, and comprehensive (loss) income for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 16% and 18%, respectively, in 2001, of the related consolidated totals. Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The Company's equity in net losses of these affiliated companies represents $ 2,083,000, of consolidated net loss for the year ended December 31, 2001. The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Tel Aviv                                                      Luboshitz Kasierer
March 27, 2002                                                Arthur  Andersen

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              2001          2000          1999
                                                            --------      --------      --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Equity in (losses) earnings of affiliates (Note 13) ...     $ (2,174)     $ 11,876      $ 16,003
Interest:
   Related parties ....................................           22            11           655
   Others .............................................        1,220         1,195         1,381
Real estate income ....................................        8,781         9,981         6,900
Realized and unrealized (losses) gains  on
   investments (Notes 4 and 6) ........................       (1,722)        7,795        30,501
Gain on sale of real estate rental
   property (Notes 3 and 4) ...........................       10,038            --         9,523

Other .................................................       11,175         8,839         4,650
                                                            --------      --------      --------
         Total revenues ...............................       27,340        39,697        69,613
                                                            --------      --------      --------

EXPENSES:
Interest:
   Related parties ....................................          203           300         2,225
   Others .............................................       11,740        13,017         7,778
Real estate expenses ..................................        9,144         9,191         3,528
Loss from impairment of investments (Note 4(c)) .......       12,988        11,095         3,025
Minority interests ....................................         (226)       (1,127)         (762)
Translation (gain) loss ...............................       (2,127)        1,257         1,185
Other .................................................        7,129         7,344         6,885
                                                            --------      --------      --------
         Total expenses ...............................       38,851        41,077        23,864
                                                            --------      --------      --------
(Loss) income from continuing operations before
 income taxes .........................................      (11,511)       (1,380)       45,749
(Benefit) provision for income taxes (Note 12) ........       (4,537)       (2,193)       15,562
                                                            --------      --------      --------
(Loss) Income from continuing operations ..............       (6,974)          813        30,187
                                                            --------      --------      --------
Discontinued operations (Note 2):
   Loss from operations ...............................           --            --        (1,083)
   Loss on disposition of $3,593, net of applicable tax
    benefit of $2,520 .................................           --            --        (1,073)
                                                            --------      --------      --------
Loss from discontinued operations .....................           --            --        (2,156)
                                                            --------      --------      --------

         NET (LOSS) INCOME ............................     $ (6,974)     $    813      $ 28,031
                                                            ========      ========      ========

Basic EPS: (Note 11)
   (Loss) Earnings from continuing operations .........     $  (0.38)     $   0.03      $   1.42
   Loss from discontinued operations ..................           --            --         (0.10)
                                                            --------      --------      --------
   (Loss) Earnings per Class A share ..................     $  (0.38)     $   0.03      $   1.32
                                                            ========      ========      ========

 Shares used in calculation (in thousands) ............       19,184        18,916        20,966

Diluted EPS: (Note 11)
   (Loss) Earnings from continuing operations .........     $  (0.38)     $   0.03      $   1.24
   Loss from discontinued operations ..................           --            --         (0.09)
                                                            --------      --------      --------
   (Loss) Earnings per Class A share ..................     $  (0.38)     $   0.03      $   1.15
                                                            ========      ========      ========

   Shares used in calculation (in thousands) ..........       19,184        19,057        24,331


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       ASSETS AS AT
                                                                       ------------
                                                                 DECEMBER 31,  DECEMBER 31,
                                                                     2001         2000
                                                                     ----         ----
                                                                  (DOLLARS IN THOUSANDS)

Cash and cash equivalents ...................................     $  7,973     $  5,842


Deposits, notes and loans receivable (Note 5) ...............       17,172       14,804


Investments (Notes 4, 6 and 13) .............................      260,175      307,600


Real estate property, less accumulated depreciation of $7,500
   and $9,310 ...............................................       66,643       87,480


Other assets ................................................       31,870       30,902
                                                                  --------     --------


         TOTAL ASSETS .......................................     $383,833     $446,628
                                                                  ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              LIABILITIES AND SHAREHOLDERS'
                                                                                     EQUITY AS AT
                                                                                     ------------
                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                  2001           2000
                                                                                  ----           ----
                                                                                (DOLLARS IN THOUSANDS)
                                   LIABILITIES
Notes and loans payable: (Note 7)
   Related parties .......................................................     $      --      $  11,605
   Others ................................................................       122,805        165,938
Debentures (Note 8) ......................................................        23,096         24,033
Accounts and income taxes payable, accrued expenses and minority interests        86,712         80,650
                                                                               ---------      ---------

  Total liabilities ......................................................       232,613        282,226
                                                                               ---------      ---------

                          SHAREHOLDERS' EQUITY (Note 9)
4%Cumulative Convertible Preferred Stock, $5 par value; authorized
  189,287 shares; issued 146,226 and 156,401 shares; outstanding 142,876 and 153,051
   shares ................................................................           731            782

6-1/2% Cumulative Convertible Preferred Stock, $5 par value;
authorized. 988,055 shares; issued 726,680 and 745,814 shares; outstanding
604,144 and
    623,278 shares .......................................................         3,633          3,729

Class A Stock, $1 par value; authorized 60,000,000 shares; issued
  25,407,940 and 25,303,002 shares; outstanding 19,247,276 and 19,134,838
   shares ................................................................        25,408         25,303

Additional paid-in capital ...............................................        58,253         58,194

Retained earnings ........................................................       111,740        118,941

Treasury stock, at cost (Note 3) .........................................       (33,238)       (33,275)

Accumulated other comprehensive loss .....................................       (15,307)        (9,272)
                                                                               ---------      ---------

  Total shareholders' equity .............................................       151,220        164,402
                                                                               ---------      ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................     $ 383,833      $ 446,628
                                                                               =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                           2001          2000          1999
                                                                         --------      --------      --------
                                                                                  (DOLLARS IN THOUSANDS)
         Cash flows from operating activities:
            Net (loss) income......................................      $ (6,974)     $    813      $ 28,031
            Adjustments to reconcile net (loss) income to
              net cash provided by operating activities:
            Equity in losses (earnings) of affiliates ..............        2,174       (11,876)      (16,003)
            Loss from discontinued operations ......................           --            --         2,156
            Realized and unrealized losses (gains)  on
              Investments ..........................................        1,722        (7,795)      (30,501)
            Gain on sale of real estate rental property ............      (10,038)           --        (9,523)
            Depreciation expense ...................................        2,293         2,208         1,003
            Amortization expense ...................................          252           823         1,356
            Impairment of investments ..............................       12,988         7,595         3,025
            Minority interests .....................................         (226)       (1,127)         (762)
            Consolidation of subsidiary previously
              accounted for by the equity ..........................           --            --           386
         method
            Translation (gain) loss ................................       (2,127)        1,257         1,185
            (Increase) decrease in other assets ....................       (7,796)       (4,331)        3,460
            Increase in accounts and income
              taxes payable, accrued expenses and minority
              interests ............................................        5,601         9,619         3,925
         Investments made in trading securities ....................         (409)      (23,341)      (28,004)
         Proceeds from sale of trading securities ..................        9,289        42,759        30,131
         Dividends received from affiliates ........................       27,128         6,784        10,415
                                                                         --------      --------      --------

            Net cash provided by operating activities ..............       33,877        23,388           280
                                                                         --------      --------      --------

         Cash flows from investing activities:
          Deposits, notes and loans receivable collected ...........        2,744         8,896         9,635
          Deposits, notes and loans receivable granted .............       (7,977)       (2,089)       (4,869)
          Investments made in:
           Available-for-sale securities ...........................       (1,257)       (2,127)      (24,147)
           Affiliates and others ...................................      (10,089)      (42,136)      (12,935)
          Proceeds from sale of investments:
           Affiliate ...............................................           --            --        29,622
           Available-for-sale securities ...........................        3,054            --            --
           Others ..................................................        1,047         2,149         1,537
          Return of capital by partnership .........................          120           722            --
          Capital improvements .....................................       (2,180)      (16,762)       (1,944)
          Proceeds from sale of real estate property,net ...........       34,906            --        15,076
                                                                         --------      --------      --------

           Net cash provided by (used in) investing activities .....       20,368       (51,347)       11,975
                                                                         --------      --------      --------


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      2001          2000          1999
                                                                                     --------      --------      --------
                                                                                              (DOLLARS IN THOUSANDS)
         Cash flows from financing activities: Notes and loans payable received:
           Related parties .....................................................     $     --      $     25      $  8,139
           Others ..............................................................       11,779        58,879        19,417
          Notes and loans payable repaid:
           Related parties .....................................................       (5,190)       (3,143)       (1,281)
           Others ..............................................................      (57,571)      (23,983)       (5,029)
          Proceeds from exercise of stock options ..............................           --           759            --
          Debentures repaid ....................................................       (1,894)       (6,402)       (5,785)
          Purchase of treasury stock ...........................................           --            --       (31,724)
          Contribution to partnership by minority
           Interests ...........................................................        1,295            --            --
          Issuance of shares to related parties and others .....................           --            10            --
          Dividends paid .......................................................         (227)         (234)         (284)
                                                                                     --------      --------      --------
           Net cash (used in) provided by financing
            activities .........................................................      (51,808)       25,911       (16,547)
                                                                                     --------      --------      --------

         Effect of exchange rate changes on cash and
          cash equivalents .....................................................         (306)          481          (346)
                                                                                     --------      --------      --------

         Net increase (decrease)  in cash and cash equivalents .................        2,131        (1,567)       (4,638)
         Cash and cash equivalents at beginning of year ........................        5,842         7,409        12,047
                                                                                     --------      --------      --------

         Cash and cash equivalents at end of year ..............................     $  7,973      $  5,842      $  7,409
                                                                                     ========      ========      ========

         Supplemental Disclosure of Cash Flow Information
         Cash paid during the year:
          Interest:
           Related parties .....................................................     $    173      $     25      $    613
           Others ..............................................................        7,763         6,502         2,205
                                                                                     --------      --------      --------
             Total interest paid ...............................................     $  7,936      $  6,527      $  2,818
                                                                                     ========      ========      ========

          Income taxes paid ....................................................     $  5,514      $    382      $ 11,593
                                                                                     ========      ========      ========
         Supplemental Disclosure of None cash Investing and
         Financing Activities
             Issuance of  treasury stock for charity ...........................     $     55            --            --


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                 YEAR ENDED DECEMBER 31,
                                                                            2001           2000           1999
                                                                          ---------      ---------      ---------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE
AMOUNTS AND PER SHARE DATA)
          4% PREFERRED STOCK
          Balance, beginning of year ................................     $     782      $     829      $     861
          Conversion of 10,175, 9,422 and 6,415 shares
           into Class A Stock .......................................           (51)           (47)           (32)
                                                                          ---------      ---------      ---------
          Balance, end of year ......................................     $     731      $     782      $     829
                                                                          =========      =========      =========

          6-1/2% PREFERRED STOCK
          Balance, beginning of year ................................     $   3,729      $   4,459      $   4,626
          Conversion of 19,134, 145,949 and 33,516 shares
           into Class A Stock .......................................           (96)          (730)          (167)
                                                                          ---------      ---------      ---------
          Balance, end of year ......................................     $   3,633      $   3,729      $   4,459
                                                                          =========      =========      =========

          CLASS A STOCK
          Balance, beginning of year ................................     $  25,303      $  24,817      $  24,685
          Issuance of shares upon conversion of
           Preferred Stock ..........................................           105            485            132
          Issuance of additional shares .............................            --              1             --
          Balance, end of year ......................................     $  25,408      $  25,303      $  24,817
                                                                          =========      =========      =========

          ADDITIONAL PAID-IN CAPITAL
          Balance, beginning of year ................................     $  58,194      $  57,896      $  57,829
          Conversion of Preferred Stock .............................            42            292             67
          Issuance of additional shares .............................            17              9             --
          Exercise of stock options, including tax benefit ..........            --             (3)            --
          Balance, end of year ......................................     $  58,253      $  58,194      $  57,896
                                                                          =========      =========      =========

          RETAINED EARNINGS
          Balance, beginning of year ................................     $ 118,941      $ 118,362      $  90,615
          Net (loss) income .........................................        (6,974)           813         28,031
          Dividends:
            4% Preferred Stock - $0.20 per share ....................           (29)           (30)           (32)
            6-1/2% Preferred Stock - $.325 per share ................          (198)          (204)          (252)
                                                                          ---------      ---------      ---------
          Balance, end of year ......................................     $ 111,740      $ 118,941      $ 118,362
                                                                          =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  2001          2000          1999
                                                                                --------      --------      --------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
        TREASURY STOCK (Note 3)
           4% PREFERRED STOCK
           Balance, beginning of year .............................             $    (84)     $    (84)     $     --
           Purchase of 3,350 shares, at cost ......................                   --            --           (84)
                                                                                --------      --------      --------
           Balance, end of year ...................................                  (84)          (84)          (84)
                                                                                --------      --------      --------

           6-1/2% PREFERRED STOCK
           Balance, beginning of year .............................               (1,853)       (1,853)           --
           Purchase of 122,536 shares, at cost ....................                   --            --        (1,853)
                                                                                --------      --------      --------
           Balance, end of year ...................................               (1,853)       (1,853)       (1,853)
                                                                                --------      --------      --------

           CLASS A STOCK
           Balance, beginning of year - 6,168,164,
           6,528,181 and  605,400 shares, at cost .................              (31,338)      (33,615)       (3,829)
           Issuance of 7,500 and 360,017 shares ...................                   37         2,277            --

           Purchase of 5,922,781 shares, at cost ..................                   --            --       (29,786)
                                                                                --------      --------      --------
           Balance, end of year - 6,160,664, 6,168,164, and
           6,528,181 shares, at cost ..............................              (31,301)      (31,338)      (33,615)
                                                                                --------      --------      --------


        Balance, end of year ......................................             $(33,238)     $(33,275)     $(35,552)
                                                                                ========      ========      ========

        ACCUMULATED OTHER COMPREHENSIVE LOSS

           Cumulative translation adjustments:
           Balance, beginning of year .............................             $(17,217)     $(17,676)     $(18,580)
           Foreign currency translation adjustments ...............               (2,946)          459           904
                                                                                --------      --------      --------
           Balance, end of year ...................................              (20,163)      (17,217)      (17,676)
                                                                                --------      --------      --------

           Unrealized gain on marketable securities:
           Balance, beginning of year .............................                7,945         3,699         4,958
           Unrealized (loss) gain, net ............................                 (603)        4,246         3,699
           Sale of available-for-sale securities ..................               (2,486)           --        (3,247)
           Transfer to trading securities .........................                   --            --        (1,711)
                                                                                --------      --------      --------
           Balance, end of year ...................................                4,856         7,945         3,699
                                                                                --------      --------      --------

        Balance, end of year ......................................             $(15,307)     $ (9,272)     $(13,977)
                                                                                ========      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     2001          2000          1999
                                                                                   --------      --------      --------
                                                                                           (DOLLARS IN THOUSANDS)
           Net (loss) income .................................................     $ (6,974)     $    813      $ 28,031
                                                                                   --------      --------      --------

           Other comprehensive (loss) income, net of tax:
            Foreign currency translation adjustments .........................       (2,946)          459           904
            Unrealized (loss) gain on securities .............................         (603)        4,246         3,699
                                                                                   --------      --------      --------
            Other comprehensive (loss) income ................................       (3,549)        4,705         4,603
                                                                                   --------      --------      --------

            Comprehensive (loss) income ......................................     $(10,523)     $  5,518      $ 32,634
                                                                                   ========      ========      ========

           Related tax (expense) benefit of other comprehensive (loss) income:
            Foreign currency translation adjustments .........................     $    725      $    (50)     $    223
            Unrealized gain on securities ....................................     $ (1,716)     $ (2,428)     $ (1,915)


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

(d)      FOREIGN EXCHANGE FORWARD CONTRACTS

         Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities".

         The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

         The adoption of SFAS No. 133 had no material impact on reported earnings for the year ended December 31, 2001.

         At December 31, 2001, the open foreign exchange forward contracts totaled $7 million.

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

         (ii)     Investments in Marketable Securities

                  Marketable equity securities, other than equity securities accounted for by the equity method, are reported at fair value. For those securities, which are classified as trading securities, unrealized gains and losses are reported in the statements of income. Unrealized gains and losses from those securities, which are classified as available-for-sale, are reported as a separate component of shareholders' equity.

         (iii)    Cost Basis Investments

                  Equity investments of less than 20% in non-publicly traded companies are carried at cost. Changes in the value of these investments are not recognized unless an impairment in value is deemed to be other than temporary. At December 31, 2001, and December 31, 2000, the carrying value of the cost basis investments was $153 million and $152.9 million, respectively.

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

(g)      INCOME TAXES

         The Company applies the deferred method of accounting for income taxes, whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

         Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totaling approximately $
17.3 million, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $6.1 million of deferred income taxes would have been provided.

income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(h)      CASH EQUIVALENTS

         Cash equivalents include time deposits with maturities at acquisition of 90 days or less.

(i)      ACCUMULATED COMPREHENSIVE LOSS

         Accumulated other comprehensive loss consists of cumulative translation adjustments and unrealized gains (losses) on available-for-sale marketable securities presented net of income taxes.

(j)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002, will have on its results of operations and financial position. Had the Company adopted SFAS 142 at January 1, 2001, it would not have a material effect on it's financial results for December 31, 2001.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Although SFAS 144 supersedes SFAS Statement No. 121, it retains the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial statements.

NOTE 2 -- DISCONTINUED OPERATIONS

         On November 2, 1999, the Company completed the sale of its 85%-owned mattress manufacturing subsidiary, Paradise Industries Ltd., ("Paradise") to Beit Hafuton, AA Ltd. ("Beit Hafuton"). Accordingly, the results of Paradise, whose financial statements were previously consolidated with the Company's financial statements, have been presented as discontinued operations for all periods presented. In connection with the sale, the Company agreed to the following: a) to forgive a capital note in the amount of $0.5 million from Goodnight Center Ltd. ("Goodnight Center"), a subsidiary of Beit Hafuton, b) to forgive a loan to Paradise in the amount of approximately $0.5 million and c) to pay an additional $1.8 million with respect to bank guarantees issued on behalf of Paradise and Goodnight Center. As a result of the aforementioned sale, the Company recorded a loss on disposition of approximately $3.6 million ($1.1 million net of taxes) in the consolidated financial statements for the year ended December 31, 1999.

NOTE 3 - -  TRANSACTION WITH HAPOALIM

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

         (c) Ampal's subsidiary renewed the lease agreement with Hapoalim with respect to a 4,400 sq. ft. branch in Bnei Brak, Israel for ten years at an annual rental income of $346,000. (see note 4 b 2).

         As a result of the above transaction, the Company recorded a gain of $9.2 million ($6 million net of taxes) on the sale of the aforementioned real estate properties in the December 1999 consolidated financial statements.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

      (a) In 2001 the Company made investments aggregating $14 million, as follows:

                  1. An additional investment of $5 million in Xacct, a provider of business infrastructure software for the next-generation public network. The company holds an approximate 16.9% equity interest in Xacct.

                  2.    An additional investment of $1.5 million (including $
                        0.4 million conversion of loans) in Enbaya Ltd., a developer of a 3D browser that enables fast viewing, compression and steaming of 3D models, and increased its equity interest in the company from 12.9% to 19.1%.

                  3. An additional investment of $1.7 million (includes the conversion of a $0.5 million loan) in Shellcase Ltd. ("shellcase")(CDNX: SSD), a developer of chip-size packaging technology for semiconductors using a wafer-level process. The company holds an approximate 13.2% equity interest in Shellcase.

                  4. An additional investments of an aggregrate of $0.9 million in CUTe Ltd. ("CUTe"), a developer of bandwidth efficient techniques for the delivery of digital media over wireless networks. The Company holds an approximate 20% equity interest in CUTe.

                  5. An additional investment of $0.6 million in the share of Breezecom Ltd. (NASDAQ:"BRZE") a developer of wireless local area network products, and $0.6 million in the share of Floware Wireless Systems Ltd. (NASDAQ:"FLRE"), a developer of broadband wireless transmission solution. These two companies merged during 2001 to create a company called Alvarion (NASDAQ: ALVR).

                  6. An additional investment of $0.6 million in Star Management of Investment No. II (2000) L.P. a venture capital fund which focuses in investment in communication, Internet, software and medical devices. (total equity interest of 10%).

                  7. An additional investment of $0.5 million in PowerDsine Ltd. (total equity interest of 8.4%) a leading developer of power supply devices for the telecommunications industry.

                  8. An owners' loan to Netformx Ltd. of $1.5 million, (net equity interest of 20%) a developer of network design tools.

                  9. An owners' loan to Camelot Information Technologies Ltd., of $0.5 million (total equity interest of 20%) a developer of security solution for organizations.

                  10.   An owners' loan to Shiron Satellite Communications
                        (1996) Ltd. of $0.3 million, (equity interest 10%) a developer and marketer of two-way satellite communication products.

                  11.   See note 13(c).

      (b)   1.    On March 2001, the Company sold its interest in an office
                  building located at 800 Second Avenue, New York, New York, to
                  Second 800 LLC, for $ 33 million and recorded a pre tax gain of approximately $8 million.

            2. On May 2001, the Company sold its interest in an office building in Bnei Brak for $3.1 million and recorded a pre tax gain of $2.1 million.

            3. On December 2001 the Company sold its interest in the Amethyst fund in Korea for $0.9 million and recorded a pre tax loss of $ 0.2 million. During 2001 the Company received $ 0.4 million as management fees from Amethyset and reimbursed Cavallo Capital (a related party) for $ 0.1 million of expenses.

      (c) In 2001 the Company recorded loss from impairment of investments of $ 13 million as follows:

                  1. Netformx Ltd. $1.6 million investment and $1 million loan

                  2.    RealM technologies Ltd. $1.3 million

                  3.    mPrest Technologies Ltd. $0.8 million

                  4.    Shiron Satellite Communications (1996) Ltd. $1.4 million

                  5.    Enbaye Ltd. $1.4 million

                  6. Camelot Information Technologies Ltd. $4.5 million investment and $0.5 million of loan

                  7.    Babylon Ltd. $0.3 million

                  8.    ElephantX Dot Com LLC - $ 0.2 million

     (d) In 2000, the Company made the following investments, aggregating $37 million:

                  1. a $6.2 million investment to acquire a 4.9% interest in Arel Communications and Software Ltd., a leading provider of interactive distance learning systems;

                  2. an additional $3.3 million investment in Camelot Information Technologies Ltd. ("Camelot") (total equity interest is 20.7%, including net indirect equity through Ophirtech Ltd. ("Ophirtech")), a developer of innovative software solutions to secure organizational communication networks;

                  3. a $2.8 million investment to acquire a 4% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies;

                      4. an additional $2.75 million investment in Netformx Ltd. ("Netformx") (net equity interest is 20.2%, including net indirect equity through Trinet Venture Capital Ltd. ("Trinet") and Ophirtech), a developer of network design tools;

                  5. a $2.75 million investment to acquire a 16.6% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security;

                  6. an additional $2.2 million investment in MuTek Solutions Ltd. ("MuTek") (total equity interest is 6.1%), a developer and marketer of software solutions that improve the availability of business critical software applications;

                  7. a $2.2 million investment to acquire a 17% interest in Oblicore Ltd., a provider of a unique solution that enables businesses to track service performance relative to service targets and allocate service resources to maximize their success;

                  8. a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems;

                  9. an additional $1.8 million investment in PowerDsine Ltd. ("PowerDsine") (total equity interest -- 10.8%), a leading developer of power supply devices for the telecommunications industry;

                  10. a $1.65 million investment to acquire a 7.6% interest in Modem Art Ltd., a developer of system-on-a-chip solutions for wideband and broadband communication systems;

                  11. a $1.25 million investment to acquire a 13% interest in RealM Technologies Ltd. (total equity interest -- 19.2%, including net indirect equity through Ophirtech), a developer of a network of servers, which will allow the introduction of the next generation of applicable services, while maximizing performance and optimizing bandwidth usage;

                  12. a $1.25 million investment in Star Management of Investments No. II (2000) L.P., a venture capital fund which focuses on investments in communications, Internet, software and medical devices;

                  13. an additional $1.1 million investment in Compugen Ltd. (total equity interest -- 1.5%), a pioneer in the field of computational genomics and proteomics;

                  14. a $1.1 million investment to acquire a 20% interest in Ampal Cavallo Intervest Fund, a new Korean venture capital fund which will be managed by Ampal;

                  15. a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of E-business services;

                  16. a $0.9 million investment to acquire a 20% interest in CUTe Ltd., a designer of intellectual property rights and software modules on key components of the physical layer of wireless telecommunications systems;

                  17. a $0.75 million investment to acquire a 9.5% equity interest in mPrest Technologies Ltd. (formerly WapDWap
                        Ltd), a developer of web-based applications for cellular phones;

                  18. an additional $0.6 million investment to maintain its interest in Shiron Satellite Communications (1996) Ltd. (total equity interest -- 9%), a developer and marketer of two-way multimedia satellite communication products;

                  19. a $0.5 million investment to acquire a 12.9% interest in Enbaya Ltd., a developer and marketer of a 3D browser that enables fast viewing, compression and streaming of 3D models;

                  20. a $0.5 million investment to acquire a 5.6% interest in Zactus, Inc., a developer of a web site for musicians;

                  21. an additional $0.4 million investment in Shellcase Ltd., (total equity interest - 17.6%), a developer of the smallest packages for semiconductor chips.

      (e) In 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. ("M.D.F.") and to the impairment in values of the Company's investments in SmartLight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel
            (1994) Ltd. ($1.1 million), Zactus Inc. ($0.5 million) and ContactNOW Inc. ($0.5 million). In 1999, the Company recorded $3 million of losses from impairment of investments which were primarily attributable to its investments in M.D.F. ($1.5 million), Unic View Ltd. ($1 million) and MuTek ($0.4 million). In 1998, the Company recorded a $1.9 million loss from impairment of its investments in MuTek, Ortek Ltd., Medco Electronics Systems Ltd. and Geotek Communications Ltd.

      (f) On December 31, 1999, the Company invested $6 million for a 50% equity interest in Am-Hal Ltd. ("Am-Hal"). The purchase price of this acquisition was allocated to the net assets based upon their estimated fair values at the time of the acquisition. Goodwill resulting from this transaction is amortized over the useful life of the related assets. As a result of this transaction, the Company holds a 100% equity interest in Am-Hal, the owner and manager of a chain of luxury senior citizens facilities in Israel. Accordingly, Am-Hal's balance sheet was consolidated with the Company's consolidated balance sheet at December 31, 1999.

      (g) On October 12, 1999, the Company, as part of a third round financing, invested approximately $5 million in XACCT Technologies
            (1997) Ltd. ("XACCT"), a developer of billing, auditing and accounting software for TCP/IP networks, and increased its equity interest in XACCT by 0.8% to 16.2%.

      (h) On June 23, 1999, the Company acquired a 3.9% interest in Blue Square-Israel Ltd. ("Blue Square") for approximately $24 million. Blue Square owns 168 supermarkets in Israel.

      (i) The Company made the following additional investments during the year ended December 31, 1999, aggregating $11.7 million, notably:

            1. a $4.3 million investment to acquire an additional 0.2% interest (total equity interest is 0.88%) in Bank Leumi le' Israel B.M. ("Leumi");

            2. a $2.5 million investment to acquire a 2.45% interest in Floware Wireless Systems Ltd., a developer of products that enable the transmission of broadband wireless services;

            3. a $1.8 million investment to acquire an additional 1.2% interest (total equity interest is 20.3%) in Granite Hacarmel Investments Ltd.;

            4. a $1.25 million investment to acquire a 14% interest (subsequently diluted to 12.6%) in Camelot, a developer of intelligent adaptive systems for the detection of illegal activities on computer systems;

            5. an approximately $0.6 million investment to maintain its equity interest in Netformx (total equity interest - 20.7%);

            6. a $0.5 million investment to acquire a 2.1% interest in Babylon Ltd., a developer and marketer of single click translation software for non-English speaking Internet users;

            7. a $0.5 million investment to acquire a 4.6% interest in ContactNOW Inc., a developer of Internet-based community enablers; and

            8. a $0.2 million investment to acquire a 5% interest in Modem Art Ltd., a developer of programmable modems.


      (j) On April 14, 1999, the Company sold its 46% equity interest in Moriah Hotels Ltd. ("Moriah") to Koor Tourism Enterprises Ltd. and Sheraton International Ltd. for $29.6 million. Prior to the sale, on April 12, 1999, the Company received a dividend from Moriah in the amount of $7.9 million. As a result of the aforementioned transaction, the Company recorded a gain on sale in the amount of approximately $13.5 million ($8.8 million, net of income taxes) in the December 31, 1999 consolidated financial statements.

      (k) On January 22, 1998, the Company completed its purchase of a one - third interest in the assets of a new wireless communications service provider, MIRS Communications Company Ltd. ("MIRS") for $ 110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly - owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The partnership owns all of the authorized preferred shares of MIRS and Motorola Israel owns all of the authorized ordinary shares. Each share issued by MIRS is entitled to one vote. The Company accounts for its investment in MIRS using the cost method of accounting. Under the cost method, the Company recognizes income from dividends as they are declared. On March 21, 1999, MIRS declared a dividend, the Company's share of which amounts to $ .9 million (net of minority interest), which was paid in September 1999.

NOTE 5 -- DEPOSITS, NOTES AND LOANS RECEIVABLE

      Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. The deposits are guaranteed by Hapoalim. Deposits have maturities of up to 4 years and notes and loans receivable have maturities of up to 7 years. At December 31, 2001 and 2000, deposits, notes and loans receivable from related parties were $1.4 million and $3.2 million, respectively, and such balances with others were $15.8 million and $11.6 million, respectively (see Notes 1(a) and 3).

NOTE 6 -- INVESTMENTS IN MARKETABLE SECURITIES

      The Company classifies investments in marketable securities as trading securities or available-for-sale securities and periodically re-evaluates such classifications.

(a)   TRADING SECURITIES

      The cost and market values of trading securities at December 31, 2001 and 2000 are as follows:

                                               UNREALIZED      MARKET
DECEMBER 31, 2001                    COST       (LOSSES)       VALUE
-----------------                  --------     --------      --------
                                         (DOLLARS IN THOUSANDS)
Bonds ........................     $     10     $     --      $     10
Equity Securities ............       17,311       (7,398)        9,913
                                   --------     --------      --------

Total Trading Securities .....     $ 17,321     $ (7,398)     $  9,923
                                   ========     ========      ========

DECEMBER 31, 2000

Bonds ........................     $     10     $     --      $     10

Equity Securities ............       26,585       (2,817)       23,768
                                   --------     --------      --------

Total Trading Securities .....     $ 26,595     $ (2,817)     $ 23,778
                                   ========     ========      ========


      In the years ended December 31, 2001, 2000 and 1999, the Company recorded $(3.3) million, $(5.9) million, and $12.1 million of unrealized (losses) gains, respectively, on trading securities in the statement of income.

      During 2001, 2000 and 1999, the Company invested approximately $ 0.4 million, $23.3 million, and $28 million, respectively, in marketable securities, which are classified as trading securities.

(b)   AVAILABLE-FOR-SALE SECURITIES

      The cost and market values of available-for-sale securities at December 31, 2001 and 2000 are as follows:

                                           UNREALIZED      MARKET
DECEMBER 31, 2001               COST     GAINS/(LOSSES)    VALUE
-----------------             --------   --------------   --------
                                     (DOLLARS IN THOUSANDS)
Equity Securities .......     $ 31,743      $ (1,025)     $ 30,718
                              ========      ========      ========

DECEMBER 31, 2000

Equity Securities .......     $ 32,114      $  2,294      $ 34,408
                              ========      ========      ========

NOTE 7 -- NOTES AND LOANS PAYABLE

      Notes and loans payable consist primarily of bank borrowings either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2008.

      The Company has two long-term loans from Hapoalim and Leumi in the amount of $38.7 million and $36.4 million as of December 31, 2001, (in connection with its investment in shares of MIRS. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described below, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008.

      These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the Leumi loan were amended to reflect changes in MIRS' business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola Israel does not make a guaranteed payment to the Company in March 2003 as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola Israel. In addition, Leumi will have recourse to the Company for another $0.5 million beginning in 2006 in relation to the Company's repayment obligations under the loan. The Company anticipates that similar amendments will be required in the Hapoalim loan. In the event that any such amendments are made to the Hapoalim loan, the terms of the security provided by the Company under that loan may also be changed. Any such changes may result in the Company directly guaranteeing part of this loan too.

      At December 31, 2001 and 2000, notes and loans payable include $14.1 million and $23.9 million ($4.1 million to related parties) of loans, respectively, attributed to Am-Hal (see Note 4(f)). The loans are dollar linked, mature through 2002 and have interest rates of zero to LIBOR plus 1%. The loans are secured by a lien on Am-Hal's properties.

      The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 3.23% on $31.1 million and 5.84% on $86.1 million in 2001 and 2000, respectively.

NOTE 8 -- DEBENTURES

      Debentures outstanding at December 31 consist of:

                                                           2001         2000
                                                         --------     --------
      (DOLLARS IN THOUSANDS)
AMPAL:
Fifteen Year 11% Discount Debenture, maturing 2003 .     $ 18,016     $ 18,026

AMPAL DEVELOPMENT (ISRAEL) LTD.:
Various series with interest rates ranging from
  6.2%-7.5%, linked to the Consumer Price Index in
  Israel, maturing 2001-2005, secured by assets of
  $7.5 million and $10 million, respectively .......        7,268        9,766
                                                         --------     --------
                                                           25,284       27,792

Less: Unamortized discounts ........................        2,188        3,759
                                                         --------     --------

Total ..............................................     $ 23,096     $ 24,033
                                                         ========     ========

      Certain debentures are presentable for early redemption. If presented for early redemption, maturities (including required obligations) for the five years ending December 31 would be:

      2002...........................................  $ 16,095*
      2003...........................................     1,795
      2004...........................................     1,795
      2005...........................................     1,882

----------
* If no debentures are presented for early redemption, scheduled maturities will amount to $1,795.

NOTE 9 -- SHAREHOLDERS' EQUITY

Capital Stock

      The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 2001, a total of 5,341,812 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 2,815,000 options.

      The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

            (i)   up to 4% on Class A Stock, then
            (ii)  on 4% Preferred Stock and Class A Stock ratably.

      Preferred shares are non-voting, unless dividends are in arrears for three successive years. At December 31, 2001, there are no dividend arrearages.

Retained Earnings

      At December 31, 2001, retained earnings include $20.3 million for affiliates accounted for by the equity method, of which $2.4 million and an additional $46.2 million from subsidiaries is not available for the payment of dividends. In most cases this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

NOTE 10 -- STOCK OPTIONS

      In March 1998, the Company entered into a Stock Option and Stock Purchase Agreement (the "Agreement") with Dr. Gleitman, the Company's then Chief Executive Officer. Pursuant to the Agreement, the Chief Executive Officer was granted options to purchase up to 1,000,000 shares of the Company's Class A Stock. The Company also granted, based on certain terms and conditions, the rights to purchase ("Share Purchase Rights"), at a discount, up to 200,000 shares of the Company's Class A Stock. On June 29, 1999, Dr. Gleitman announced his resignation, effective July 1, 1999. The Agreement that the Company entered into with Dr. Gleitman in 1998 was terminated on the date of his resignation. Upon Dr. Gleitman's resignation, 437,500 stock options and 100,000 stock rights have been forfeited.

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

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2001        2000        1999
                                             --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):  As reported.........      (6,974)    $    813    $ 28,031
                    Pro forma...........     (11,647)     (10,640)     27,305

Basic EPS:          As reported.........       (0.38)    $   0.03    $   1.32
                    Pro forma...........       (0.63)       (0.57)       1.29

Diluted EPS:        As reported.........       (0.38)    $   0.03    $   1.15
                    Pro forma...........       (0.63)       (0.57)       1.12

      The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 1999, 2000 and 2001 Had compensation cost for the options under the above Plans been determined in accordance with SFAS No. 123, the Company's net income (loss) and EPS would have been reduced as follows:

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for the options granted as of December 31, 2001, December 31, 2000 and December 31, 1999, respectively: (1) expected life of options of 5, 5.92 and 5 years; (2) dividend yield of 0%; (3) expected volatility of 71%, 59% and 41%; and (4) risk-free interest rate of 1.75%, 6.68% and 6.35%.

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      Transactions under both Stock Option Plans and Agreement were as follows:

                                                     YEAR ENDED DECEMBER 31, 2001
                                                     ----------------------------
                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                      OPTIONS             PRICE
                                                      --------          --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year .............           3,161          $  24.43
Granted ......................................             205          $   5.94
Exercised ....................................              --          $     --
Forfeited/Expired ............................            (551)         $  24.72
                                                      --------
Outstanding at end of year ...................           2,815          $  23.03
                                                      ========

Exercisable at end of year ...................             912                --
                                                      ========
Weighted average fair value of options granted                          $   3.51
                                                                        ========

                                                     YEAR ENDED DECEMBER 31, 2001
                                                     ----------------------------
                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                      OPTIONS             PRICE
                                                      --------          --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Outstanding at beginning of year .............             762          $   8.55
Granted ......................................           2,972          $  25.48
Exercised ....................................            (511)         $   8.59
Forfeited/Expired ............................             (62)         $  10.00
                                                      --------
Outstanding at end of year ...................           3,161          $  24.43
                                                      ========

Exercisable at end of year ...................             884                --
                                                      ========
Weighted average fair value of options granted                          $   6.94
                                                                        ========

                                            YEAR ENDED DECEMBER 31, 1999
                                    --------------------------------------------
                                                WEIGHTED                Weighted
                                      SHARE      AVERAGE                 Average
                                    PURCHASE    EXERCISE                Exercise
                                     RIGHTS      PRICE       OPTIONS     Price
                                    --------    --------     -------    --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year        100          (1)      1,036      $ 8.82
Granted ........................         --                     199      $ 8.00
Exercised ......................         --                      --          --
Forfeited/Expired ..............       (100)         (1)       (473)     $ 8.91
                                     ------                  ------
Outstanding at end of year .....          0                     762      $ 8.55
                                     ======                  ======

Exercisable at end of year .....         --          --         684          --
                                                             ======
Weighted average fair value of
  options granted ..............                                         $ 3.67
                                                                         ======


(1) Pursuant to the Agreement, exercise price to be determined based on 80% of the market price of the shares purchased on the date of exercise.

----------

      The 2,815,000 options outstanding as of December 31, 2001 have exercise prices between $5.94 and $32 with a weighted average exercise price of $23.03 and a weighted average remaining contractual life of 4.8 years. Of these 2,815,000 options, 912,000 are exercisable; their weighted average exercise price is $16.78.

      The 3,161,000 options outstanding as of December 31, 2000 had exercise prices between $6.06 and $32 with a weighted average exercise price of $24.43 and a weighted average remaining contractual life of 5.8 years. Of these 3,161,000 options, 884,000 are exercisable; their weighted average exercise price is $20.09.

NOTE 11 - EARNINGS (LOSS) PER CLASS A SHARE

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

      A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

                                                   YEAR ENDED DECEMBER 31, 2001
                                               ------------------------------------
                                                                          PER SHARE
                                                INCOME         SHARES      AMOUNTS
                                               --------       --------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
Net (loss) attributable to Class A Stock .     $ (7,201)(1)     19,184    $  (0.38)
                                               ========       ========    ========


Diluted EPS(2):
  Net (loss) attributable to Class A Stock     $ (7,201)        19,184    $  (0.38)
                                               ========       ========    ========

                                                   YEAR ENDED DECEMBER 31, 2000
                                               ------------------------------------
                                                                          PER SHARE
                                                INCOME         SHARES      AMOUNTS
                                               --------       --------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
Net income attributable to Class A Stock .     $    579(1)      18,916    $   0.03
                                               ========       ========    ========

Effect of Dilutive Securities:
  Exercise of stock options ..............                         141
                                                              --------

Diluted EPS(2):
  Net income attributable to Class A Stock     $    579         19,057    $   0.03
                                               ========       ========    ========


                                                     YEAR ENDED DECEMBER 31, 1999
                                                 ------------------------------------
                                                                            PER SHARE
                                                  INCOME         SHARES      AMOUNTS
                                                 --------       --------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
  Income from continuing operations ..........   $ 29,903(1)                $   1.42
  Loss from discontinued operations ..........     (2,156)                     (0.10)
                                                 --------                   --------
  Net income attributable to Class A Stock ...   $ 27,747         20,966    $   1.32
                                                 ========                   ========

Effect of Dilutive Securities:
  Conversion of 4% and 6-1/2% Preferred Stocks                     3,365
                                                                --------

Diluted EPS:
  Income from continuing operations ..........   $ 30,187                   $   1.24
  Loss from discontinued operations ..........     (2,156)                     (0.09)
                                                 --------                   --------
  Net income attributable to Class A Stock ...   $ 28,031         24,331    $   1.15
                                                 ========       ========    ========

(1) After deduction of Preferred Stock dividends of $227, $234 and $284 in 2001, 2000 and 1999 respectively.
(2) In 2001 and 2000, the conversion of the 4% and 6-1/2% Preferred Stocks was excluded from the diluted EPS calculation due to the antidilutive effect.

      Options to purchase 2,815,000, 3,161,000 and 762,000 shares of common stock were outstanding as of December 31, 2001, 2000 and 1999, respectively, of which 2,815,000, 2,957,000 and 762,000 options were not included in the computation of diluted EPS because of their anti-dilutive effect.

NOTE 12 -- INCOME TAXES

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
                                                  (DOLLARS IN THOUSANDS)
The components of current and deferred
  income tax expense (benefit) are:
Current:
  State and local ....................     $  1,038      $     65      $      5
  Federal ............................          500        (2,737)          542
  Foreign ............................          409           164        13,291
Deferred:
  State and local ....................          343            14          (182)
  Federal ............................       (3,368)        3,295        (1,582)
  Foreign ............................       (3,459)       (2,994)        3,488
                                           --------      --------      --------
  Total ..............................     $ (4,537)     $ (2,193)     $ 15,562
                                           ========      ========      ========

The components of deferred income
  tax expense (benefit) are:

Unrealized gains (losses) ............     $ (1,619)     $ (4,750)     $  4,375
Goodwill .............................        1,593         1,593         1,186
Foreign tax credit utilization .......           --            --        (1,740)
Equity in earnings of affiliates .....       (7,260)          894        (1,349)
Loss from impairment of investments ..       (1,454)           90          (875)
Net operating loss carryforwards .....          (71)          813           141
Deferred income ......................        1,598         1,840           255
Other ................................          729          (165)         (269)
                                           --------      --------      --------
   Total .............................     $ (6,484)     $    315      $  1,724
                                           ========      ========      ========

The domestic and foreign components
  of (loss) income from continuing
  operations before income taxes are:

Domestic .............................     $  5,106      $ (2,496)     $ (2,540)
Foreign ..............................      (16,617)        1,116        48,289
                                           --------      --------      --------
   Total .............................     $(11,511)     $ (1,380)     $ 45,749
                                           ========      ========      ========

A reconciliation of income taxes
  between the statutory and effective
  tax is as follows:

Federal income tax (benefit) expense
  at 35% .............................     $ (4,029)     $   (483)     $ 16,012
Taxes on foreign income (below) U.S.
  rate, net of tax credits ...........       (1,386)       (1,614)         (303)

State and local taxes
  net of federal effect ..............          898            51          (115)
Other ................................          (20)         (147)          (32)
                                           --------      --------      --------
   Total effective tax: 39%,
      159%, and 34% ..................     $ (4,537)     $ (2,193)     $ 15,562
                                           ========      ========      ========

      Other assets include approximately $11 million ($6.3 million in 2000) of deferred tax assets which primarily represent the tax benefit of the temporary differences between the carrying values of the investments in the financial statements and their income tax bases and a $6.5 million asset ($4.1 million in 2000) representing a tax benefit with respect to the net operating loss carryforwards. Accounts and income taxes payable and accrued expenses include approximately $19.5 million ($24.1 million in 2000) of deferred tax liability which primarily consists of tax liability provided on undistributed earnings of affiliates of approximately $13.7 million ($22.9 million in 2000).

NOTE 13 -- INVESTMENTS IN AFFILIATES

      The companies accounted for by the equity method and the Company's share of equity in those investees are:

                                                         AS OF DECEMBER 31,
                                                      ------------------------
                                                      2001      2000      1999
                                                      ----      ----      ----
Bay Heart Limited (a) ..........................      37        37        37
Carmel Containers Systems Limited ..............      21.8      21.8      20.7
Coral World International Limited ..............      50        50        50
CUTe Ltd .......................................      20        --        --
Epsilon Investment House Ltd. ..................      20        20        20
Granite Hacarmel Investments Limited ("Granite")      20.2      20.2      20.3

Hod Hasharon Sport Center (1992) Limited
  Partnership ..................................      50        50        50
Ophir Holdings Ltd. ............................      42.5      42.5      42.5
Ophirtech Ltd. .................................      42.5      42.5      --
Renaissance Investment Company Ltd. ............      20        20        20
Trinet Investment in High-Tech Ltd. ............      37.5      37.5      37.5
Trinet Venture Capital Ltd.(b)(c) ..............      50        50        50

      Combined summarized financial information for the above companies is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   2001         2000         1999
                                                 --------     --------     --------
                                                       (DOLLARS IN THOUSANDS)
Revenues ...................................     $724,220     $843,152     $678,537
Gross profit ...............................      158,057      183,680      216,285
Net income .................................       12,452       36,799       51,443

Property and equipment .....................     $353,122     $266,123     $272,548
Other assets ...............................      598,370      668,750      597,505
                                                 --------     --------     --------
  Total assets .............................     $951,492     $934,873     $870,053
                                                 ========     ========     ========

Total liabilities, including bank borrowings     $730,513     $635,873     $627,509
                                                 ========     ========     ========


(a) At December 31, 2001, 2000 and 1999, the Company had a note receivable from Bay Heart Limited in the amount of $ 0.4 , $ 0.4 and $ 0.4 million respectively.

(b) At December 31, 2001, 2000 and 1999, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $2.3 million, $2.5 million and $2.4 million, respectively.

(c) On December 31,2001 the Company acquired 50% of the holdings of Trinet Venture Capital Ltd ("Trinet") in Smart Link Ltd, Peptor Ltd and Netformx Ltd for consideration of Capital notes, in the total amount of $ 2.3 million.

The carrying value of the Company's investments in shares of its publicly traded affiliates at December 31, 2001, amounted to $29.9 million and had a market value of $51.8 million, based upon quoted market prices of shares traded on the New York Stock Exchange, American Stock Exchange, NASDAQ National Market and the Tel Aviv Stock Exchange. There is no assurance that any of these investments could be realized at the quoted market price.

NOTE 14 -- SEGMENT INFORMATION

      SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2001            2000            1999
                                      ----------      ----------      ----------
                                                (DOLLARS IN THOUSANDS)
REVENUES:
Finance .........................     $    9,561      $   16,512      $   45,501
Real estate rental ..............         18,872           9,981           6,902
Leisure-time ....................          1,885           1,816           1,674
Intercompany adjustments ........           (804)           (488)           (467)
                                      ----------      ----------      ----------
     Total ......................     $   29,514      $   27,821      $   53,610
                                      ==========      ==========      ==========

EQUITY IN EARNINGS OF AFFILIATES:
Finance(b) ......................     $    1,354      $    2,745      $    5,595
Real estate rental(b) ...........           (481)          2,915           5,277
Leisure-time(a) .................          1,486           1,418             782
                                      ----------      ----------      ----------
     Total ......................     $    2,359      $    7,078      $   11,654
                                      ==========      ==========      ==========

INTEREST INCOME:
Finance .........................     $    1,293      $    1,694      $    2,503
Real estate rental ..............             95              --              --
Intercompany adjustments ........           (146)           (488)           (467)
                                      ----------      ----------      ----------
      Total .....................     $    1,242      $    1,206      $    2,036
                                      ==========      ==========      ==========

INTEREST EXPENSE:
Finance .........................     $   10,385      $   10,998      $    8,947
Real estate rental ..............          1,591           2,732           1,374
Leisure-time ....................            112              75             149
Intercompany adjustments ........           (145)           (488)           (467)
                                      ----------      ----------      ----------
      Total .....................     $   11,943      $   13,317      $   10,003
                                      ==========      ==========      ==========

PRETAX OPERATING (LOSS) INCOME:
Finance .........................     $  (17,709)     $  (12,647)     $   26,873
Real estate rental ..............          7,942          (1,933)          2,000
Leisure-time ....................            204             197             111
                                      ----------      ----------      ----------
     Total ......................     $   (9,563)     $  (14,383)     $   28,984
                                      ==========      ==========      ==========

INCOME TAX (BENEFIT) EXPENSE:
Finance .........................     $   (7,889)     $   (2,246)     $   15,583
Real estate rental ..............          3,261              42              88
Leisure-time ....................             91              11            (109)
                                      ----------      ----------      ----------
     Total ......................     $   (4,537)     $   (2,193)     $   15,562
                                      ==========      ==========      ==========

TOTAL ASSETS:
Finance .........................     $  300,234      $  324,593      $  288,961
Real estate rental ..............         73,596         125,017         104,337
Leisure-time ....................         14,511          13,708          13,882
Intercompany adjustments ........         (4,508)        (16,690)        (10,400)
                                      ----------      ----------      ----------
     Total ......................     $  383,833      $  446,628      $  396,780
                                      ==========      ==========      ==========

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2001            2000            1999
                                      ----------      ----------      ----------
                                                (DOLLARS IN THOUSANDS)
INVESTMENTS IN AFFILIATES:
Finance(b) ......................     $    1,884      $   11,757      $    9,109
Real estate rental(b) ...........         14,295          24,453          23,070
Leisure-time(a) .................         12,314          11,187          11,017
                                      ----------      ----------      ----------
      Total .....................     $   28,493      $   47,397      $   43,196
                                      ==========      ==========      ==========

CAPITAL EXPENDITURES:
Finance .........................     $      214      $      733      $      819
Real estate rental ..............          1,769          15,893           1,014
Leisure-time ....................            197             136             111
                                      ----------      ----------      ----------
      Total .....................     $    2,180      $   16,762      $    1,944
                                      ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION:
Finance .........................     $    1,805      $    1,663      $    1,434
Real estate rental ..............            640           1,253             818
Leisure-time ....................            100             115             107
                                      ----------      ----------      ----------
      Total .....................     $    2,545      $    3,031      $    2,359
                                      ==========      ==========      ==========

      Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating (loss) income above exclude equity in (losses) earnings of affiliates and minority interests. Equity in earnings of affiliates only includes the equity in earnings of those affiliates whose operations are represented by the Company's segments. Total assets exclude assets from discontinued operations.

      (a) Operations in Australia, Israel and the United States (see Note 13).

      (b) Operations in Israel.

      The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The leisure-time segment consists of Moriah Hotels Ltd.(that was sold on March 1999) (hotel chain in Israel-see Note 4 (j)), Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the Company's 51%-owned subsidiary located in Israel).

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

                                          YEAR ENDED DECEMBER 31,
                                                  2001                      2000
                                         ---------------------     ---------------------
                                         CARRYING       FAIR       CARRYING       FAIR
                                          AMOUNT        VALUE       AMOUNT        VALUE
                                         --------     --------     --------     --------
Financial assets:                                     (DOLLARS IN THOUSANDS)
Cash and cash equivalents ..........     $  7,973     $  7,973     $  5,842     $  5,842
Deposits, notes and loans receivable       17,172       16,957       14,804       14,602

Investments ........................       40,641       40,641       58,186       58,186
                                         --------     --------     --------     --------
                                         $ 65,786     $ 65,571     $ 78,832     $ 78,630
                                         ========     ========     ========     ========

Financial liabilities:

Notes and loans payable ............     $122,805     $132,167     $177,543     $175,957
Debentures outstanding .............       21,560       20,742       24,033       24,161
                                         --------     --------     --------     --------
                                         $144,365     $152,909     $201,576     $200,118
                                         ========     ========     ========     ========

NOTE 16-- COMMITMENTS AND CONTINGENCIES

      (a) The combined minimum annual lease payments on Ampal's corporate offices and Country Club Kfar Saba, without giving effect to future escalations, are $0.2 million in each of the years 2002-2006, and $1 million in the aggregate, thereafter, totaling $6.2 million. The lease of the corporate offices expires at will and the Kfar Saba lease expires at 2037.

      (b) The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $6.2 million.

      The Company provided a lien to the bank on AM- Hal properties in Rishon - Le Zion and Hod Hashron to guarantee a loan of $ 14.1 million.

The Company provided $ 5.5 million guarantee to AM - Hal  tenants .

      (c) The Company made a commitment to invest $ 3.2 million in Star II (2000 L.P.) and $0.7 million in PowerDsine Ltd.

      (d)   The recently-enacted Law of Arrangements in the Israeli Economy 5761
- 2001 contains new laws and regulations regarding the arrangements of maintaining emergency fuel reserves. Under the new regulations, two new categories were created: security reserves and civilian reserves. These regulations, which went into effect in August 2001, stipulate that the security reserves are to be stored in separate tanks in specified sites and are to be used in emergency situations. Pursuant to the enactment of these laws, the State of Israel will continue to finance the holding of the reserves and maintain the value of only the fuels defined as security reserves.

      With regard to reserves falling into the civil reserves category, fuel companies selling diesel fuel to the civilian market are required to hold reserves of diesel fuel in the volumes stated in the law. The State fixes the value of the civilian diesel fuel reserves so that there is no loss or profits stemming from fluctuations in the price for diesel fuel but the State does not pay for maintaining the reserves. As a result, the amount of reserves that Sonol is required to finance will increase. In light of these changes, the price of gasoline, which is controlled by the State, was adjusted to compensate for the extra cost to fuel companies in financing civilian reserves. The prices of the other products are not controlled.

      As a result of these changes, the operational reserves of Sonol increased, as did Sonol's exposure to changes in the value of the reserves stemming from fluctuations in the market price of diesel fuel. Fluctuations in the market prices of fuel may materially affect the periodic business results of Sonol. Sonol is looking for ways to minimize these effects. There can be no guarantee that these changes will not materially impact the financial condition or results of operation of Sonol.

      In February 2000, a petition was filed against Sonol, a wholly-owned subsidiary of Granite, Paz Oil Company Ltd. and Delek, the Israeli Fuel Company Ltd., in the Jerusalem District Court, to allow a class action suit regarding fixing the retail price of diesel fuel. The lawsuit, if certified as a class action, will be in the amount of NIS 234.4 million. Sonol's share is NIS 55 million, or approximately $12 million, Sonol denies the claim and based on legal advice is of the opinion that there is a reasonable chance that the suit will not be certified as class action.

      In May 2001, a claim was filed in the Jerusalem District Court against Sonol, its subsidiary company, Sprint Motors Ltd., and four unrelated companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" over a period of many years. The plaintiffs have requested the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30, however, should the court certify the class action, it will total approximately NIS 379 million. Or $86 million From the claim, it is not clear as to what is Sonol's and its subsidiary's share of this amount. Granite's management believes that there is a weak chance that the claim will be certified as a class action.

      In June 2001, a claim was filed by customers against Supergas (Granite's wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers. The plaintiff applied to the Tel Aviv District Court to have the claim recognized as a class action in a total amount of NIS 125 million or $ 28 million Supergas's management, based on legal advice, is of the opinion that it is more likely than not that Supergas will prevail in this case.

      A class action was allowed by the Tel-Aviv District Court against Supergas and four other gas companies for a declaratory judgment regarding the responsibility of the gas companies to refund to their customers payments which were paid for periodic examinations which were not performed. Supergas filed for permission to appeal this decision to the Israeli Supreme Court.

      Three claims were lodged against Granite's formerly affiliated company and its past and present shareholders, which included Sonol in the Haifa District Court. The total amount of the claims is approximately NIS 61 million ($15 million). The plaintiff's allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates. In the opinion of the legal counsels of Sonol and the formerly affiliated company, the companies have a sound defense against the claims.

      Sonol has filed a claim against one of its agencies for approximately NIS 38 million (approximately $9 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS 58 million (approximately $14 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

      In the opinion of Sonol's management, based on opinion of Sonol's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable. Currently, the dispute has been referred to mediation.

      At this time, it is too early to estimate the effects of the said developments on the overall Israeli fuel market in general, and on Granite in particular.

      (e) Both Etz Vanir and Yakhin Mataim cultivate orange, grapefruit, clementine, lemon and avocado groves in Israel, both for export and domestic use, pursuant to various long-term land leases which, including renewal options, do not expire until the mid-21st century. These properties are located near the city of Netanya between an existing and a proposed highway. Approximately 1,200 acres are presently under cultivation by these two companies.

      Ampal historically believed that it owned 50% of the equity of Etz Vanir and Yakhin Mataim and that the remaining 50% was owned by an unrelated company, Yakhin Hakal Ltd. ("Yakhin Hakal"), which manages their operations. In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by the Company for approximately $700,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value (which is a nominal amount), on the alleged grounds that the perpetual debentures are debt and not equity investments. It is the Company's view that its investments in these companies, which were made in the 1950's, are equity investments and are not subject to redemption by these companies, other than upon liquidation.

      On July 27, 1998, a Tel Aviv District Court ruled in favor of Yakhin Hakal. The judge's decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by the Company for approximately $800,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. After the redemption and surrender, the Company will no longer have any interest in Etz Vanir or Yakhin Mataim.

      On October 15, 1998, the Company filed an appeal with the Israeli Supreme Court in Jerusalem. On September 30, 2001, the Supreme Court dismissed the appeal filed by the Company, on the grounds that the Company failed to timely produce a guarantee to cover Yakhin Hakal's expenses in the appeal.

      On November 1, 2001, the Company filed a petition to the Supreme Court, contending that the dismissal of an appeal due to a delay in producing guarantees as part of the appeal is unreasonable and that the law allowing this should be changed. On December 30, 2001, the Company filed a motion to allow it to file a new appeal in this case.

      On October 12, 2001, the Company filed a request to the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim. On January 28, 2002, the District Court dismissed the appeal. On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court.

      As of the date hereof, the Company cannot estimate the outcome of these proceedings.

      Due to the uncertainty regarding the ownership of the Company's 50% interest in Etz Vanir and Yakhin Mataim, the Company has not included Etz Vanir's and Yakhin Mataim's financial results in the Company's financial statements.

      (f) On January 1, 2002, Galha (1960) Ltd. ("Galha") filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. ("Paradise") appointed by Ampal Properties, in the Tel Aviv District Court, in the amount of NIS 8,121,456. Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently under liquidations proceedings. At this stage, the Company can not estimate the impact this claim will have on it.

      (g) A petition to certify a class action against MIRS in the amount of NIS 170 million ($38 million) was filed in the Tel Aviv District Court in September 2001. The claim is in connection with the change in MIRS' tariffs resulting from the implementation of MIRS' own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code. As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS's previous dialing prefix. Mir's management estimates the maximum exposure to be substantially less than the amount claimed.

      (h) Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company. In the opinion of the companies' managements, based on the opinions of legal counsel, the provisions made are sufficient.

NOTE 17 -- SUBSEQUENT EVENTS

      On February 26, 2002, the controlling shareholder of the Company, Rebar Financial Corp., a company controlled by Daniel and Raz Steinmetz, signed a definitive agreement to sell all of its stock in the Company to Y.M. Noy Investments Ltd., a company organized by Yosef Maiman, for an aggregate purchase price of approximately $82.9 million. Closing is subject to the approval of the Israeli Ministry of Communication and the Israeli Antitrust Commissioner.

      In connection with the closing of this proposed sale, all options outstanding under the Company's stock option plans will become immediately exercisable. However, shares issued upon exercise of approximately 300,000 of these options may be sold to Noy at the same price per share as the shares to be sold by Rebar.

      On January 4, 2002, the Company made an additional investment of $0.5 million in Shellcase Ltd., a developer and manufacturer of chip size packaging. The current equity interest of the company in Shellcase is 13.2%.

      On January 28, 2002, the Company made an additional $0.5 million investment in PowerDsine Ltd., a leading designer and developer of software controlled power solutions. The Company now holds an approximately 8.1% equity interest in PowerDsine.

      On January 2, 2002, the Company made a $0.5 million loan to Camelot Information Technologies Ltd. In February 2002, the Company, together with other Camelot shareholders, acted to put Camelot into liquidation proceedings.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)


                                           FIRST       SECOND        THIRD       FOURTH
                                          QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                          --------     --------     --------     --------     --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 2001
Revenues .............................    $ 11,845     $  6,241     $  2,728     $  6,526     $ 27,340
Net interest expense .................      (3,983)      (2,763)      (1,930)      (2,025)     (10,701)
Net income (loss) ....................         360       (3,811)      (3,067)        (456)      (6,974)
Basic EPS:
  Earnings (loss) per Class A share(1)        0.01        (0.20)       (0.16)       (0.03)       (0.38)
Diluted EPS:
  Earnings (loss) per Class A share ..        0.01        (0.20)       (0.16)       (0.03)       (0.38)

Year Ended December 31, 2000
Revenues .............................    $ 10,755     $ 20,565     $  9,307     $   (930)    $ 39,697
Net interest expense .................      (2,163)      (3,134)      (4,094)      (2,720)     (12,111)
Net income(loss) .....................    $  1,162     $  7,235     $    359     $ (7,943)    $    813
Basic EPS:
  Earnings(loss) per Class A share(1)     $   0.05     $   0.38     $   0.02     $  (0.42)    $   0.03

Diluted EPS:
  Earnings (loss) per Class A share ..    $   0.05     $   0.38     $   0.02     $  (0.42)    $   0.03


(1) After deduction of preferred stock dividends of $227 and $234, respectively.



ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

      The following table sets forth certain information regarding Ampal's directors and executive officers:

NAME                          POSITION
----                          --------

Daniel Steinmetz(1)........   Chairman of the Board of Directors and Director
Raz Steinmetz(1)...........   President and Chief Executive Officer and Director
Shlomo Meichor.............   Vice President-Finance and Treasurer
Alla Kanter................   Vice President-Accounting and Controller
Niv Galanti................   Vice President-Legal and Secretary
Giora Bar-Nir..............   Controller
Michael Arnon(2)(3)(4).....   Director
Benzion Benbassat..........   Director
Jack Bigio.................   Director
Yaacov Elinav..............   Director
Kenneth L. Henderson(3)....   Director
Leo Malamud................   Director
Hillel Peled(1)(2)(3)(4)...   Director
Avi A. Vigder..............   Director
Eliyahu Wagner(2)(4)(5)....   Director

----------

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

      (5) Member of the Special Committee of the Board, appointed to oversee the sale of the controlling stockholder's interest in the Company.

      In 2001, the Board of Directors met five times and did not act by written consent; the Executive Committee met twice and did not act by written consent; the Audit Committee met three times and did not act by written consent; the Related Party Transactions Committee did not meet; and the Stock Option Committee met twice and did not act by written consent. Ampal does not have a nominating committee or compensation committee. All directors attended more than 75% of the aggregate of (1) the total number of Board of Directors meetings held during the period in 2001 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2001 (during the period of such service).

      The following sets forth the ages of all of the above-mentioned directors and officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

      DANIEL STEINMETZ, 63, has managed family diamond trading businesses in Israel for more than the past five years. Mr. Steinmetz is the father of Raz Steinmetz.

      RAZ STEINMETZ, 38, has managed various investments for his family, including real estate, financial investments and others, since September 1994. From September 1993 through September 1994, he worked as a trainee at Republic National Bank of New York. From September 1991 through July 1993, he attended the University of Pennsylvania, Wharton Business School, where he received a Masters Degree in Business Administration. He served as a director of Ampal and has been the Chairman of the Executive Committee since December 1996. On June 29, 1999, Mr. Steinmetz was elected Chief Executive Officer and President. Mr. Steinmetz is the son of Daniel Steinmetz.

      SHLOMO MEICHOR, 44, assumed the duties of Vice President-Finance and Treasurer of Ampal on April 1, 1998. For more than five years prior to April 1, 1998, Mr. Meichor was the Finance and Operations Manager of Digital Semi-Conductors Israel, a semi-conductor subsidiary of Digital Equipment Corporation.

      ALLA KANTER, 44, has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

      NIV GALANTI, 39, has been Vice President - Legal and Secretary of Ampal since April 2001. From May 1995 until May 1997, he was the assistant CEO of the Zeevi Group, an investment group with investments in the real estate, telecommunication, leisure and other industries. From May 1997 until March of 2001 he was VP Legal Affairs of the Zeevi Group.

      GIORA BAR-NIR, 45, has been the controller of Ampal since March 2002. Between 1990 and March 2002, Mr. Bar-Niv was the controller of the Israeli subsidiaries of Ampal.

      MICHAEL ARNON, 77, was Chairman of the Board of Directors of Ampal from November 1990 to July 1994. From July 1986 until November 1990, he was President and Chief Executive Officer of Ampal. He became a director of Ampal in 1986.

      BENZION BENBASSAT, 64, has been the President and Chief Executive Officer of D.R.B. Investments Ltd., an investment company, controlled by Daniel Steinmetz and Raz Steinmetz, directors of Ampal and the controlling persons of Ampal's shareholder, for more than the past five years. He became a director of Ampal in 1997.

      JACK BIGIO, 36, has been Senior Vice President, Operations & Finance of Merhav Mnf Ltd. since 1998. From 1995 to 1998, he served as Vice President Operations of Merhav. Merhav invests in and develops projects in the energy, telecommunication and infrastructure sectors. Mr. Bigio serves as a director of Eltek Ltd. (The Nasdaq SmallCap Market: ELTK), a developer and manufacturer of printed circuit boards. He became a director of Ampal in March 2002.

      YAACOV ELINAV, 57, has been a Senior Deputy Managing Director of Hapoalim since August 1992. From October 1991 to August 1992, he was a Deputy Managing Director of Hapoalim. From October 1988 to October 1991, he was head of the Corporate Division of Hapoalim. He became a director of Ampal in 1992.

      KENNETH L. HENDERSON, 46, is an attorney and has been a partner at Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson") since 1987. Robinson provided legal services to Ampal during 2001. He became a director of Ampal in 1997.

      LEO MALAMUD, 50, has been Senior Vice President of Merhav Mnf Ltd. since 1996. Merhav invests in and develops projects in the energy, telecommunication and infrastructure sectors. Mr. Malamud serves as a director of Eltek Ltd. (The Nasdaq SmallCap Market: ELTK), a developer and manufacturer of printed circuit boards. He became a director of Ampal in March 2002.

      HILLEL PELED, 54, has been President of Inveco International, Inc., a private investment company, since January 1990. From January 1982 to June 1986, he served as Vice President-Finance and Treasurer of Ampal. He became a director of Ampal in June 1996.

      AVI A. VIGDER, 41, has been the CEO of Cavalo Capital, Inc. since 2000, and a Senior Vice President and Chief Financial Officer of R. Steinmetz (U.S.) Ltd. since November 1998. From June 1997 until October 1998, he was head of Investment Banking at Israel Discount Bank. From January 1994 until December 1996, he was Managing Director of Foreign Trusts Ltd. He became a director of Ampal in 1999.

      ELIYAHU WAGNER, 61, has been a private real estate developer for more than the past five years. He became a director of Ampal in 1999.

      Pursuant to the Rebar-Noy Agreement, Rebar caused the Company to increase the size of its board of directors by two persons and caused Jack Bigio and Leo Malamud to be nominated and designated as members of the board of directors of the Company to fill such vacancies. In addition, the agreement provides that at the written request of Noy (to be given no later than 20 calendar days prior to the closing of the agreement), Rebar shall use its best efforts to cause the directors indicated by Noy to resign from the board of the Company and if requested by Noy, cause those persons as may be designated in good faith by Noy to be nominated and designated as members of the board of the Company on or immediately prior to the closing date of the agreement. Noy has reported to the Securities and Exchange Commission that, at the Company's next shareholders' meeting, it intends to replace all of the existing directors of the Company with directors to be designated by Noy.

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

      Based solely on its review of the copies of forms received by it and written representations received by it, Ampal believes that during 2001 Ampal's officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 2001, 2000 and 1999.

                                                             ANNUAL COMPENSATION
                                                          ---------------------------
 NAME AND PRINCIPAL                                          OTHER         LONG-TERM         ALL
     POSITION                 YEAR    SALARY     BONUS       ANNUAL      COMPENSATION       OTHER
     --------                 ----    ------     -----    COMPENSATION      AWARDS       COMPENSATION
                                                          ------------    NUMBER OF      ------------
                                                                          SECURITIES
                                                                          UNDERLYING
                                                                          OPTIONS(14)
                                                                         ------------
Raz Steinmetz(1)              2001   $318,344   $98,459    $ 24,859(2)     30,000        $ 74,997(3)
 (Chief Executive Officer     2000    175,369    49,822    $ 20,555(2)    655,000          51,644(4)
 and President)               1999    176,123                10,097(2)     30,000          41,085(5)

Shlomo Meichor(6)             2001    169,567    53,578      15,205(2)     24,000          51,110(7)
 (Vice President-Finance      2000    156,150    44,056      14,849(2)    374,000          46,281(8)
 and Treasurer)               1999    180,317                 7,701(2)     24,000          37,609(9)

Alla Kanter(10)               2001    133,538    11,105                    15,000          18,138(11)
 (Vice President-Accounting   2000    126,036    10,476                    15,000          17,007(12)
 and Controller)              1999    116,300     9,700                     15,000         15,598(13)

----------
(1) Mr. Steinmetz has been employed by Ampal since January 1, 1997, and was appointed C.E.O. and President effective July 1, 1999. Pursuant to an employment agreement dated January 1, 1997, Mr. Steinmetz is entitled to receive a base salary of $250,000 (payable in NIS) per annum (plus benefits). His agreement can be terminated by either party upon 30 day notice.

(2)   Consists of amounts reimbursed for the payment of taxes.

(3) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $32,323, (ii) Ampal (Israel)'s education fund of $17,816 and (iii) use of a car of $24,858.

(4) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $ 27,967 and (ii) Ampal (Israel)'s education fund of $13,250 and (iii) use of a car of $10,427.

(5) Comprised of Ampal (Israel)'s contribution to: (i) Ampal (Israel)'s Pension Plan of $27,877 and (ii) Ampal (Israel)'s education fund of $13,208.

(6) Mr. Meichor has been employed by Ampal since March 1, 1998, and was appointed Vice President-Finance and Treasurer of Ampal, effective April 1, 1998. Pursuant to an employment agreement, dated March 5, 1998, Mr. Meichor receives a base salary of $164,000 per annum, adjusted annually in accordance with the United States consumer price index (payable in NIS) plus benefits and use of a car. His agreement can be terminated upon two months' notice and after the two months' notice period expires Mr. Meichor is entitled to receive his salary for an additional six months. In the event of a change of control of the Company, Mr. Meichor is entitled to resign and to receive his salary for an additional six months.

(7) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $22,893, (ii) Ampal (Israel)'s education fund of $12,247 and (iii) use of a car of $15,970.

(8) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $28,308; (ii) Ampal (Israel)'s education fund of $11,809 and (iii) use of a car of $6,163.

(9) Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s Pension Plan of $19,323; (ii) Ampal (Israel)'s education fund of $10,818, and (iii) use of a car of $3,958.

(10) Ms. Kanter has been Vice President-Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

(11) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $13,965 and (ii) Ampal's Savings Plan of $4,173.

(12) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $12,927 and (ii) Ampal's Savings Plan of $4,080.

(13) Comprised of Ampal's contribution pursuant to: (i) Ampal's Pension Plan of $11,827 and (ii) Ampal's Savings Plan of $3,771.

(14) Represents the number of shares of Class A Stock underlying options granted to the named executive officers.

                          FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES
                             SHARES                    UNDERLYING UNEXERCISED
                          ACQUIRED ON    VALUE     OPTIONS AT FISCAL YEAR-END(1)
                            EXERCISE    REALIZED   -----------------------------
NAME                          (#)         ($)       EXERCISABLE   UNEXERCISABLE
----                          ---         ---       -----------   -------------

Raz Steinmetz..........                               200,000        515,000
Shlomo Meichor.........      2,000      $44,800       128,000        292,000
Alla Kanter............                                37,500          7,500

----------
(1) This table represents the total number of shares of Class A Stock subject to stock options held by each of the named executive officers at December 31, 2001. None of the outstanding options are in-the-money.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our named executive officers during fiscal year 2001:

ANNUAL COMPENSATION

                          NUMBER OF     % OF TOTAL                                           POTENTIAL REALIZABLE VALUE AT
                          SECURITIES      OPTIONS                  MARKET                 ASSUMED ANNUAL RATES OF STOCK PRICE
                          UNDERLYING    GRANTED TO    EXERCISE    PRICE ON                   APPRECIATION FOR OPTION TERM
                 OPTION    OPTION      EMPLOYEES IN   PRICE PER    DATE OF   EXPIRATION   -----------------------------------
     NAME         PLAN     GRANTED      FISCAL YEAR     SHARE       GRANT       DATE         0%         5%            10%
     ----         ----     -------      -----------     -----       -----       ----        ---        ---            ---
Raz Steinmetz     1998      30,000          15%         $5.94       $5.94     12-15-06       0     $ 49,233.00    $108,793.00

Shlomo Meichor    1998      24,000          12%         $5.94       $5.94     12-15-06       0     $ 39,387.00    $ 87,034.00

Alla Kanter       1998      15,000          7.5%        $5.94       $5.94     12-15-06       0     $ 24,617.00    $ 54,396.00


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

      Employees become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

YEARS OF SERVICE                                                  VESTED
----------------                                               PERCENTAGE
                                                               ----------
less than 2 years...........................................        0%
2 but less than 3 years.....................................       20%
3 but less than 4 years.....................................       40%
4 but less than 5 years.....................................       60%
5 but less than 6 years.....................................       80%
6 or more years.............................................      100%

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

YEARS OF SERVICE                                                  VESTED
----------------                                               PERCENTAGE
                                                               ----------
less than 2 years...........................................        0%
2 but less than 3 years.....................................       20%
3 but less than 4 years.....................................       40%
4 but less than 5 years.....................................       60%
5 but less than 6 years.....................................       80%
6 or more years.............................................      100%

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

COMPENSATION OF DIRECTORS

      Directors of Ampal (other than Mr. R. Steinmetz) receive $500 per Board meeting attended. The Chairman of the Board receives $2,000. Such persons also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting. In December 1999 , December 2000 and December 2001, directors were each granted options to purchase 5,000 shares of the Company's Class A Stock. On each of those dates, Mr. Daniel Steinmetz, Chairman of the Board, received options to purchase 10,000 shares of the Company's Class A Stock.

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

      Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change of control of the Company. Accordingly, upon the closing of the sale of all of Rebar's shares in the Company to M.Y Noy Ltd., a company organized by Yosef Maiman, as described in "Item 12. Security Ownership of Certain Beneficial Owners and Management" below, all granted but unvested options will become exercisable. Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management" for additional information regarding the effect of the proposed stock sale on some outstanding options.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 2001, members of the Executive Committee of the Board of Directors which functions as the compensation committee of Ampal included: Mr. Daniel Steinmetz (Chairman) and Chairman of the Board of Directors of the Company; Mr. Hillel Peled; President of Inveco International Inc., and Mr. Raz Steinmetz; Chief Executive Officer and President of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

                         PRINCIPAL SHAREHOLDERS OF AMPAL

      The following table sets forth information as of March 8, 2002, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6 1/2% Cumulative Convertible Preferred Stock (the "6 1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As at March 8, 2002, there were outstanding 19,287,860 (not including treasury shares) shares of Class A Stock of Ampal. In addition, there were outstanding 593,291 non-voting shares of 6 1/2% Preferred Stock (each convertible into 3 shares of Class A Stock) and 141,271 non-voting shares of 4% Preferred Stock (each convertible into 5 shares of Class A Stock).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                              NUMBER OF SHARES     PERCENT OF
                                                AND NATURE         OUTSTANDING
NAME AND ADDRESS                               OF BENEFICIAL        SHARES OF
OF BENEFICIAL OWNER         TITLE OF CLASS       OWNERSHIP        CLASS A STOCK
-------------------         --------------       ---------        -------------
Daniel Steinmetz........    Class A Stock    11,115,112 shs.(1)       57.6%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British
Virgin Islands

Raz Steinmetz...........    Class A Stock    11,115,112 shs.(1)       57.6%
Rebar Financial Corp.
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British
Virgin Islands

                                              NUMBER OF SHARES     PERCENT OF
                                                AND NATURE         OUTSTANDING
NAME AND ADDRESS                               OF BENEFICIAL        SHARES OF
OF BENEFICIAL OWNER         TITLE OF CLASS       OWNERSHIP        CLASS A STOCK
-------------------         --------------       ---------        -------------
Rebar Financial Corp....    Class A Stock    11,115,112 shs.(1)       57.6%
c/o Icaza, Gonzalez-Ruiz
& Aleman (BVI) Ltd.
Wickhams Cay, Road Town,
Tortola, British
Virgin Islands

----------

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

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth information as of March 11, 2002, as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:


                                NUMBER OF SHARES AND NATURE    PERCENT OF OUTSTANDING
                                  OF BENEFICIAL OWNERSHIP             SHARES OF
NAME                                 OF CLASS A STOCK               CLASS A STOCK
----                                 ----------------               -------------

Daniel Steinmetz...........             11,145,112(1)                    57.8%
Raz Steinmetz..............             11,440,112(1)                    59.3%
Shlomo Meichor.............                198,000(2)                     *
Alla Kanter................                 37,500(2)                     *

Benzion Benbassat..........                 15,000(2)                     *
Michael Arnon..............                 15,000(2)                     *
Yaacov Elinav..............                 15,000(2)                     *
Kenneth Henderson..........                 15,000(2)                     *
Hillel Peled...............                 15,000(2)                     *
Avi Vigder.................                 15,000(2)                     *
Eliyahu Wagner.............                 15,000(2)                     *
All Directors and Executive
 Officers as a Group.......             11,811,612                       61.2%

----------
 *  Represents less than 1% of the class of securities.

(1) In each case attributable to 11,115,112 shares of Class A Stock held directly by Rebar. See "Security Ownership of Certain Beneficial Owners." In addition, this represents 30,000 shares underlying options for Daniel Steinmetz and 325,000 shares underlying options for Raz Steinmetz, which in each case, are presently exercisable.

(2) Represents shares underlying options which are presently exercisable.

      On February 26, 2002, Rebar signed a definitive agreement to sell all of its stock in the Company to Y.M. Noy Investments Ltd., a company organized by Yosef Maiman ("Noy") for an aggregate purchase price of approximately $82.9 million. Closing of this sale is subject to the approval of the Israeli Ministry of Communication and the Israeli Antitrust Commissioner.

     In connection with the closing of this proposed sale, all options outstanding under the Company's stock option plans will become immediately exercisable. However, shares issued upon exercise of approximately 300,000 of these options may be sold to Noy at the same price per share as the shares to be sold by Rebar.


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

      In March 1998, the Company transferred its interest in MIRS to a limited partnership (the "Partnership"). A wholly-owned Israeli subsidiary of Ampal (the "General Partner") is the general partner of the Partnership and owns 75.1% of the Partnership. The limited partners of the Partnership purchased their interests in the Partnership from the Partnership and include (i) an entity owned by Daniel Steinmetz and Raz Steinmetz (directors of Ampal and the controlling persons of Ampal's principal shareholder), and (ii) an unrelated third party. The related parties purchased their limited partnership interests on the same terms as the unrelated third party. These terms were negotiated on an arm's length basis between the Company and the unrelated third party.

      On December 2000 the Company invested $ 1.1 million in Amethyst Ventures ("Ametyset") which was formerly known as Ampal Cavallo Intervest Fund, for a 20% equity interest in Amethyst. Among other investors in Amethyst was Cavallo Capital Inc. ("Cavallo"), which held a 29% equity interest. During 2001, the Company received $0.4 million from Amethyst as management fees and reimbursed Cavallo for $0.1 million of expenses. Avi Vigder, a member of Ampal's board of directors, is the chief executive officer of Cavallo.

      Ampal currently subleases an office at 660 Madison Avenue in New York City from Cavallo. The sublease is terminable at will. Under the sublease, Ampal is entitled to full office services. The annual rent for this sublease is $50,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
    (1) Financial Statements and Supplementary Data

        Ampal-American Israel Corporation and Subsidiaries
           Report of Independent Public Accountants............
           Consolidated Statements of Income for the years
             ended December 31, 2001, 2000 and 1999............
           Consolidated Balance Sheets as at December 31,
             2001 and 2000.....................................
           Consolidated Statements of Cash Flows for the
             years ended December 31, 2001, 2000 and 1999......
           Consolidated Statements of Changes in Shareholders'
             Equity for the years ended December 31, 2001,
             2000 and 1999.....................................
           Consolidated Statements of Comprehensive Income
             for the years ended December 31, 2001, 2000
             and 1999..........................................
           Notes to Consolidated Financial Statements..........
        Suplementary Data:
           Selected quarterly financial data for the years
             ended December 31, 2001 and 2000..................
    (2)  Financial Statement Schedules

             (i)  Schedule of Representative Rates of
                  Exchange between the U.S. dollar and New
                  Israeli Shekel for three years ended
                  December 31, 2001
             (ii) Consolidated financial statements filed
                  pursuant to Rule 3-09 of Regulation S-X

        Granite Hacarmel Investments Limited and Subsidiaries
           Report of Certified Public Accountants .............
           Consolidated Balance Sheets as at December 31,
             2001 and 2000.....................................
           Consolidated Statements of Income for the years
             ended December 31, 2001, 2000 and 1999
           Consolidated Statements of Shareholders' Equity
             for the years ended December 31, 2001, 2000
             and 1999..........................................
           Consolidated Statements of Cash Flows for the
             years ended December 31, 2001, 2000 and 1999......
           Notes to Consolidated Financial Statements..........

        OphirTech Ltd.
           Report of Certified Public Accountants                        *
           Consolidated Balance Sheets as at December 31,
             2001 and 2000.....................................
           Consolidated Statements of Income for the years
             ended December 31, 2001, 2000 and.................
           Consolidated Statements of Changes in
             Shareholders' Equity for the years ended
             December 31, 2001, 2000 and.......................

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
           Consolidated Statements of Cash Flows for the
             years ended December 31, 2001, 2000 and...........
           Notes to Consolidated Financial Statements..........

         Trinet Venture Capital Ltd.
           Report of Certified Public Accountants .............
           Consolidated Balance Sheets as at December 31,
             2001 and 2000.....................................
           Consolidated Statements of Income for the years
             ended December 31, 2001, 2000 and 1999............
           Consolidated Statements of Shareholders' Equity
             for the years ended December 31, 2001, 2000
             and 1999..........................................
           Consolidated Statements of Cash Flows for the years
             ended December 31, 2001, 2000 and 1999
           Notes to Consolidated Financial Statements

             (iii) Reports of Other Certified Public
                   Accountants filed pursuant to Rule 2-05 of
                   Regulation S-X:
                     AM-HAL Ltd................................
                     Ampal Industries (Israel) Ltd.............
                     Bay Heart Ltd. ...........................
                     Carmel Container Systems Ltd. ............
                     Coral World International Limited.........
                     Country Club Kfar Saba Limited............
                     Epsilon Investment House Ltd..............
                     Hod Hasharon Sport Center Ltd.............
                     Hod Hasharon Sport Center (1992) Limited
                       Partnership.............................
                     Ophir Holdings Ltd........................
                     Renaissance Investment Co. Ltd............
                     Shmey-Bar Real Estate 1993 Ltd............
                     Shmey-Bar (I.A.) 1993 Ltd.................
                     Shmey-Bar (T.H.) 1993 Ltd.................
                     Trinet Investment in High-Tech Ltd........

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

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
EXHIBIT 3 - ARTICLES OF INCORPORATION AND BY-LAWS

3a.   Amended and Restated Certificate of Incorporation of
      Ampal-American Israel Corporation, dated May 28, 1997.
      (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended
      June 30, 1997 and incorporated herein by reference. File
      No. 0-5380).

3b. By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002

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

10f.  Form of Loan Agreement between Ampal Communications
      Limited Partnership and Bank Leumi Le-Israel B. M. (Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998. File No. 0-538).

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
EXHIBIT 10 - MATERIAL CONTRACTS - CONTINUED

10g. Amendment No. 1, dated June 16, 1998, to a letter agreement, dated September 9, 1997, between Ampal
      Industries (Israel) Limited and Raz Steinmetz (Filed as
      Exhibit 10.3 to Report on Form 10-Q for the quarter ended
      June 30, 1998. File No. 0-538).

10h. Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC.
      (filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2000. File No. 000 - 00538)


EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 12 - STATEMENT RE COMPUTATION OF RATIOS

EXHIBIT 23 - CONSENTS OF AUDITORS:

    AM-HAL Ltd...................................................    E-23.1
    Ampal-American Israel Corporation............................    E-23.2
    Ampal Industries (Israel) Ltd................................    E-23.3
    Bay Heart, Ltd...............................................    E-23.4
    Carmel Container Systems Ltd.................................    E-23.5
    Coral World International Ltd................................    E-23.6
    Country Club Kfar Saba Limited...............................    E-23.7
    Epsilon Investment House Ltd.................................    E-23.8
    Granite Hacarmel Investments Ltd.............................    E-23.9
    Hod Hasharon Sport Center Ltd................................    E-23.10
    Hod Hasharon Sport Center (1992) Ltd. Partnership............    E-23.11
    Ophir Holdings Ltd...........................................    E-23.12
    Ophirtech Ltd................................................    E-23.13
    Renaissance Investment Co. Ltd...............................    E-23.14
    Shmey-Bar Real Estate 1993 Ltd...............................    E-23.15
    Shmey-Bar (T.H.) 1993 Ltd....................................    E-23.16
    Shmey-Bar (I.A.) 1993 Ltd....................................    E-23.17
    Trinet Investment in High-Tech Ltd...........................    E-23.18
    Trinet Venture Capital Ltd...................................    E-23.19

    (b)   No reports on Form 8-K were filed during 2001.

    Page reference proceeded by the letter "E" refer to the separately bound volumes of exhibits.


EXHIBIT 99.1 - Letter to Commission pursuant to temporary note 3T.

                        REPRESENTATIVE RATES OF EXCHANGE
               BETWEEN THE U.S. DOLLAR AND THE NEW ISRAELI SHEKEL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

      The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

                                 2001       2000       1999
                                 ----       ----       ----
March 31.....................   4.192      4.026      4.034
June 30......................   4.165      4.084      4.076
September 30.................   4.355      4.024      4.276
December 31..................   4.416      4.041      4.153

INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS OF
GRANITE HACARMEL INVESTMENTS LIMITED

We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets constitute 1.7% and 2% of the total consolidated assets as of December 31, 2001 and 2000 respectively, and whose revenues constitute 3.2%, 3.4% and 5.5% of the total consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The financial statements of those subsidiaries were audited by other auditors whose report thereon was furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such subsidiaries, is based solely on the said report of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company's investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulation (Manner of Auditor's Performance) 1973 and auditing standards generally accepted in United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the above mentioned other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of their operations, changes in the shareholders' equity and their cash flows for each of the three years, the last of which ended December 31, 2001 in conformity with generally accepted accounting principles in Israel. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States affected results of operations and shareholders' equity for each of the years in the three-year period ended December 31, 2001 as included in U.S. Dollars, to the extent summarized in Note 32 to the consolidated financial statements.

As explained in Note 2, the above mentioned financial statements are stated in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

Without qualifying our opinion, we would like to bring attention to Note 28 in the financial statements regarding four claims against consolidated companies which the court has been asked to recognize as class actions and other claims against a consolidated company claiming that its agreements with its customers are restrictive trade arrangements and to Note 29 in the financial statements regarding the fuel market. At this time, it is not possible to estimate the effect of the above on the fuel market in general and on the Company in particular.



Somekh Chaikin
Certified Public Accountants (Israel)



Haifa, March 20, 2002

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                   NOTE        DECEMBER 31,
                                                   ----  ----------------------
                                                           2001         2000
                                                         ---------    ---------
                                                             NIS. (THOUSANDS)
                                                         ----------------------
CURRENT ASSETS

Cash and cash equivalents                           5       34,092       21,057
Marketable securities                                       26,800       13,315
Trade receivables                                   6      876,830      803,563*
Other receivables                                   6       85,074       46,141*
Receivables on account of projects
 in progress                                        6       18,603           --
Inventories                                         7      255,056      295,789*
                                                         ---------    ---------
                                                         1,296,455    1,179,865
                                                         ---------    ---------
NON-CURRENT INVENTORIES                             7      126,200           --
                                                         ---------    ---------
INVESTMENTS, LONG-TERM LOANS AND
 RECEIVABLES

Affiliated companies and others                     8      169,444      153,504
Long-term loans and receivables                     9      122,546      129,428
                                                         ---------    ---------
                                                           291,990      282,932
                                                         ---------    ---------

FIXED ASSETS                                       10

Cost                                                     2,664,623    1,758,608
Less: Accumulated depreciation                           1,490,089      992,800
                                                         ---------    ---------
                                                         1,174,534      765,808
                                                         ---------    ---------
INTANGIBLE ASSETS AND DEFERRED
 CHARGES, NET                                      11      124,246       90,255*
                                                         ---------    ---------
                                                         3,013,425    2,318,860
                                                         =========    =========

*Reclassified

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                   NOTE        DECEMBER 31,
                                                   ----  ----------------------
                                                           2001         2000
                                                         ---------    ---------
                                                             NIS. (THOUSANDS)
                                                         ----------------------
CURRENT LIABILITIES

Credit from banks and others                       12    1,242,255    1,099,969
Current portion of convertible debentures          15       13,812       12,843
Trade payables                                     13      160,573      130,436
Other payables                                     14      183,432      109,914*
                                                         ---------    ---------
                                                         1,600,072    1,353,162
                                                         ---------    ---------

LONG-TERM LIABILITIES

Long-term loans                                    15      664,924      212,583
Debentures convertible into shares of the
 Company                                           15           --       12,843
Customers' deposits                                16       61,545       59,333
Liabilities for employee rights
 upon retirement, net                              17       30,436       18,310
Capital notes issued by a consolidated
 company                                                       842          218
Deferred taxes                                     26       61,476        2,208*
                                                         ---------    ---------
                                                           819,223      305,495
                                                         ---------    ---------
MINORITY INTEREST                                           12,864        6,480
                                                         ---------    ---------

COLLATERAL, COMMITMENTS AND

  CONTINGENT LIABILITIES                           28

SHAREHOLDERS' EQUITY                                       581,266      653,723
                                                         ---------    ---------
                                                         3,013,425    2,318,860
                                                         =========    =========

*Reclassified


-----------------------------------------------
Prof. I. Borovich - Chairman of the Board


-----------------------------------------------
R. Steinmetz - Director


-----------------------------------------------
M. Erez - President and Chief Executive Officer

Date:  March 20, 2002

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                                    NOTE             YEAR ENDED DECEMBER 31,
                                                                    ----    ----------------------------------------
                                                                               2001          2000           1999
                                                                            ----------     ----------     ----------
                                                                                        NIS. (THOUSANDS)
                                                                            ----------------------------------------
Sales                                                                        3,860,640     4,105,559*     3,485,263*
Less: Government imposts                                                     1,281,489     1,309,481      1,362,382
                                                                            ----------     ---------      ---------

Net sales                                                             20     2,579,151     2,796,078      2,122,881
Cost of sales                                                         21     1,963,169     2,255,702*     1,551,458*
                                                                            ----------     ---------      ---------

Gross profit                                                                   615,982       540,376        571,423
                                                                            ----------     ---------      ---------

Selling and marketing expenses                                        22       383,603       337,241*       336,519*
General and administrative expenses                                   23        84,456        77,322*        70,816*
                                                                            ----------     ---------      ---------
                                                                               468,059       414,563        407,335
                                                                            ----------     ---------      ---------

Income from operations                                                         147,923       125,813        164,088
                                                                            ----------     ---------      ---------
Financing expenses, net                                               24       (71,811)      (71,794)*      (76,714)*
Other income, net                                                     25         9,403        53,268*         5,477*
                                                                            ----------     ---------      ---------
                                                                               (62,408)      (18,526)       (71,237)
                                                                            ----------     ---------      ---------

Income before taxes on income                                                   85,515       107,287         92,851
Taxes on income                                                       26        36,445        43,572         34,145
                                                                            ----------     ---------      ---------

Income after taxes on income                                                    49,070        63,715         58,706
Company's share in income
 of affiliates, net                                                                  5        10,508          5,072
Minority interest in consolidated
 subsidiaries, net                                                              (1,685)       (2,464)        (2,751)
                                                                            ----------     ---------      ---------

Net income for the year                                                         47,390        71,759         61,027
                                                                            ==========     =========      =========
Earnings  per ordinary share
(in NIS.):                                                            19

Primary                                                                           0.34          0.52           0.44
                                                                            ==========     =========      =========

Fully diluted                                                                     0.34          0.51           0.43
                                                                            ==========     =========      =========

*Reclassified

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                                       COMPANY'S
                                                                       SHARES HELD BY
                                                                       A CONSOLIDATED    RETAINED
                                          CAPITAL        PREMIUM       COMPANY           EARNINGS         TOTAL
                                         ----------     ----------     --------------   ----------      ----------
                                                                    NIS. (THOUSANDS)
                                         -------------------------------------------------------------------------
Balance as at January 1, 1999               257,328        259,450             --           67,961         584,739

CHANGES IN 1999:

Net income for the year                          --             --             --           61,027          61,027
Dividend paid                                    --             --             54          (63,888)        (63,834)
Acquisition of the Company's shares
 by a consolidated company                       --             --           (654)              --            (654)
                                         ----------     ----------     ----------       ----------      ----------

Balance as at December 31, 1999             257,328        259,450           (600)          65,100         581,278

CHANGES IN 2000:

Net income for the year                          --             --             --           71,759          71,759
Conversion of debentures into shares            403          3,132             --               --           3,535
Acquisition of the Company's shares
 by a consolidated company                       --             --         (2,849)              --          (2,849)
                                         ----------     ----------     ----------       ----------      ----------

Balance as at December 31, 2000             257,731        262,582         (3,449)         136,859         653,723

CHANGES IN 2001:

Net income for the year                          --             --             --           47,390          47,390
Dividend paid                                    --             --             --         (119,579)       (119,579)
Acquisition of the company's shares
 by a consolidated company                       --             --           (268)              --            (268)
                                         ----------     ----------     ----------       ----------      ----------

Balance as at December 31, 2001             257,731        262,582         (3,717)          64,670         581,266
                                         ==========     ==========     ==========       ==========      ==========

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                               YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          2001          2000          1999
                                                        --------      --------      --------
                                                                  NIS. (THOUSANDS)
                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                47,390        71,759        61,027
Adjustments to reconcile net income to operating
 cash flows (A):                                         118,053       (20,184)      (47,125)
                                                        --------      --------      --------

Net cash provided by  operating activities               165,443        51,575        13,902
                                                        --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets                              (95,322)     (104,289)     (121,757)
Proceeds from sale of fixed assets                         4,541        14,876        16,390
Proceeds from the sale of investments in affiliated
 companies                                                    --        58,618            --
Dividend received from affiliated companies
 from prior years' income                                     --           418           995
Investment in long-term loans                             (9,341)      (11,392)      (19,322)
Collection of long-term loans                             21,243        16,312        25,909
Investment in intangible and deferred charges            (35,402)      (21,799)      (12,362)
Acquisition of shares of an affiliated company           (10,527)       (1,993)          (21)
Proceeds from (Investments in)
 marketable securities, net                                  873         2,404          (225)
Investment in companies carried on the cost basis             --        (1,607)       (3,020)
Acquisition of shares in a consolidated company          (68,475)       (1,067)      (10,406)
Realization of investment in capital notes                    --         8,104           992
Acquisition of initially consolidated
 companies (B)                                          (408,400)          (14)       (4,286)
Proceeds from the sale of a previously consolidated
 company (C)                                                  (5)        5,884            --
                                                        --------      --------      --------

Net cash used for investing activities                  (600,815)      (35,545)     (127,113)
                                                        --------      --------      --------

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           2001          2000          1999
                                                         --------      --------      --------
                                                                    NIS. (THOUSANDS)
                                                         ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Dividend paid                                            (119,579)           --       (63,834)
Dividend paid to minority shareholders in
 consolidated subsidiaries                                 (1,544)       (1,531)       (1,366)
Short-term credit from banks and others,  net              59,314       (80,834)      182,958
Long-term loans received                                  525,398        50,657       154,482
Long-term loans repaid                                     (2,923)       (1,109)     (101,341)
Customers' deposits received                                2,410         2,368         2,024
Customers' deposits repaid                                   (983)       (2,240)         (798)
Redemption of debentures                                  (14,042)      (13,046)      (14,679)
Acquisition of Company's shares by a
  consolidated company                                       (268)       (2,849)         (654)
Proceeds from the issuance of capital notes                   624            --            --
                                                         --------      --------      --------

Net cash provided (used for) by financing activities      448,407       (48,584)      156,792
                                                         --------      --------      --------

Increase (decrease) in cash and cash equivalents           13,035       (32,554)       43,581
Cash and cash equivalents at beginning of year             21,057        53,611        10,030
                                                         --------      --------      --------

Cash and cash equivalents at end of year                   34,092        21,057        53,611
                                                         ========      ========      ========

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                             YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2001        2000          1999
                                                         --------    --------      --------
                                                                  NIS. (THOUSANDS)
                                                         ----------------------------------
(A) ADJUSTMENTS TO RECONCILE NET INCOME TO
      OPERATING CASH FLOWS:

INCOME AND EXPENSES NOT REQUIRING CASH FLOWS:

Depreciation and amortization, net                       96,474       87,370         95,010
Deferred taxes, net                                      10,448       (1,274)        (3,683)
Increase in liabilities for employee rights upon
  retirement, net                                        13,544        5,230            870
Minority interest in income of consolidated
  Companies                                               1,685        2,464          2,751
Company's share in (profits)/losses (less
  undistributed income) of affiliates, net                2,038       (2,223)         1,772
Capital losses (gains)                                      409       (2,062)          (337)
Erosion of investments in capital notes, net                 --         (493)          (385)
Erosion of long-term loans, debentures and
  capital notes issued                                    1,901         (947)           (55)
Erosion of loans granted                                 (3,469)        (919)           855
Increase in value of marketable
  securities, net                                        (7,721)      (4,915)        (1,523)
Erosion of customers' deposits                              786       (5,505)        (1,620)
Decrease  in other investments                            5,599          706             --
Write-off of loan to an affiliated company                   --        1,505             --
Profit from the realization of investments in
 Companies carried on equity basis                           --      (50,254)            --
Loss from decrease in percent
 ownership of an affiliated company                          --           --            529
Loss from sale of investment consolidated company          (145)       1,642             --
CHANGES IN ASSETS AND LIABILITIES:
Decrease (Increase) in trade receivables                105,354      (62,792)      (166,717)
(Increase) Decrease in other receivables                (35,324)        (687)*      118,018*
(Increase) Decrease in inventories
  and in non-current inventories                         (2,717)      33,962*      (234,535)*
(Decrease) Increase in trade payables                   (43,842)      15,493         30,194
(Decrease) Increase in other payables                   (26,967)     (36,485)*      111,731*
                                                       --------      -------       --------
                                                        118,053      (20,184)       (47,125)
                                                       ========      =======       ========

* Reclassified

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

ADJUSTED TO THE INDEX OF DECEMBER 2001

                                                                  YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            --------    --------    --------
                                                                    NIS. (THOUSANDS)
                                                            ---------------------------------
(B)ACQUISITION OF INITIALLY CONSOLIDATED COMPANIES:

Working capital (not including cash and cash
  equivalents)                                               135,180      (3,365)     (1,947)
Fixed assets and intangible, net                             387,068         599      30,012
Long-term debt, net                                          (60,240)         92     (10,817)
Investment in loans to affiliated companies                       --          --     (15,206)
Goodwill created at acquisition                                  843       2,438       2,244
Minority interests as of the acquisition date                (54,451)        250          --
                                                            --------    --------    --------
                                                             408,400          14       4,286
                                                            ========    ========    ========

(C)PROCEEDS FROM THE REALIZATION OF AN INVESTMENT
         IN A PREVIOUSLY CONSOLIDATED COMPANY:
                                                                2001        2000        1999
                                                            --------    --------    --------

Working capital (not including cash and cash equivalents)     (1,314)     16,947          --
Fixed and intangible assets                                      412      36,617          --
Long-term receivables, net                                       112      (3,279)         --
Investment in an affiliated company                               --     (10,299)         --
Goodwill                                                         255       1,106          --
Minority interests on date of sale                               385        (729)         --
Capital gain (loss) from the realization of
  investment in a consolidated company                           145      (1,642)         --
                                                            --------    --------    --------
Proceeds from sale of consolidated company                        (5)     38,721          --
Less proceeds not yet received                                    --     (32,837)         --
                                                            --------    --------    --------
                                                                  (5)      5,884          --
                                                            ========    ========    ========
(D) ACTIVITIES NOT REQUIRING CASH FLOW:

                                                              2001        2000        1999
                                                            --------    --------    --------
Conversion of customers debt into long-term loans              2,608      23,490       4,008
                                                            --------    --------    --------
Conversion of debentures to shares                                --       3,535          --
                                                            --------    --------    --------
Fixed assets acquired with suppliers credit                    1,261          --          --
                                                            --------    --------    --------
Other assets acquired on credit                                8,660          --          --
                                                            --------    --------    --------
Minority interest in dividend declared by a
 consolidated company                                            348          --          --
                                                            --------    --------    --------

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 1 - GENERAL

      A. Granite Hacarmel Investments Ltd. ("the Company" and/or "Granite" (P.C.520037177) has initiated a restructuring of companies within the group, with the intention of creating a suitable commercial framework for its consolidated companies which will distinguish between current and future areas of operations. The restructuring will allow for the possibility of the subsidiary companies raising capital from the public or enlisting a strategic investor for the separate operations of the specific assets of a given company.

            In 1999, within the framework of the restructuring of the Granite group and after appropriate discussions in the authorized forums within the Company and its subsidiary, Sonol Israel Ltd. ( "Sonol"), it was decided to split the subsidiary, Sonol, into two corporations:

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

            The division and reorganization being made under the provisions of paragraphs 104B(1), 104C and 105 of the Israel Income Tax Code are subject to the approval of the income tax authorities, Sonol's main creditors and the district court. As of the balance sheet date the reorganization has not yet been completed.

      B. In 2001, the Company acquired all the shares of Tambour Ltd., the leading manufacturer and distributor of paints in Israel. (see note
            3)

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES

A.    PRINCIPLES OF ADJUSTMENT AND CONSOLIDATION IN THE FINANCIAL STATEMENTS

      1.    FINANCIAL STATEMENTS IN ADJUSTED VALUES

            a. The Company and the other companies in the group have prepared their financial statements on the basis of historical cost which was adjusted to the changes in the general purchasing power of the shekel.

            b. The adjusted values presented do not necessarily reflect realizable value or current economic value, but rather the cost, adjusted for the changes in the general purchasing power of the shekel.

            c. The term "cost" used in the adjusted statements means cost in adjusted shekels unless otherwise stated.

            d. The comparative figures (including the monetary items) are stated in shekels adjusted to the December 2001 Index.

            e. The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the average price level of the month of December 2001, based on the consumer price index published by the Central Bureau of Statistics ("Index"), on January 15, 2002 (see note 2.G.).

      2.    BALANCE SHEET

            a. The non-monetary items were adjusted for the changes in the Index since their acquisition or creation and until the balance sheet date. The following items are the main items that were treated as non-monetary items: fixed assets and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products, (see note 2.C.2) deferred charges and the related accumulated amortization, and shareholders' equity.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

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

            e. Current taxes are comprised of payments on account during the year, in addition to amounts payable as of the balance sheet date (or net of refunds claimed). The payments on account were adjusted based on the prevailing Index on the date of each payment, while the amounts payable (or claimed as refund) are included without adjustment. Accordingly, the current taxes include the expenses arising from the erosion of the payments on account of taxes from the date of such payments to the balance sheet date. Deferred taxes - see note 2.J.

      4.    STATEMENT OF SHAREHOLDERS' EQUITY

            Dividend declared and paid during the year has been adjusted on the basis of the Index at the time of payment. Dividend declared but not yet paid at the balance sheet date is included without adjustment.

      5.    PRINCIPLES OF CONSOLIDATION

            a. The consolidated financial statements of the Company include the consolidated financial statements of the Company and its subsidiaries. A list of subsidiaries, whose financial statements are included in the consolidated financial statements and the percent ownership and control therein, are included in a separate schedule to the financial statements .

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

      5.    PRINCIPLES OF CONSOLIDATION (CONTINUED)

                  Regarding initially consolidated companies and those consolidated in the past, which are not included in the current year's financial statements - see note 3.

            b. Intercompany balances and transactions of consolidated companies and unrealized gains on sales among companies in the group have been eliminated.

            c. Shares of the Company, acquired by a consolidated company, have been recorded using the "treasury stock" method.

B.    INVESTMENTS IN SUBSIDIARY AND AFFILIATED COMPANIES

      1. The investments in subsidiaries and affiliated companies are reflected in the financial statements in accordance with their equity adjusted to the balance sheet date together with the balance of the excess cost or net of the balance of deferred credits. Other investments are stated at cost or under cost which does not exceed the equity as of the balance sheet date. Subsidiary companies own several other inactive and/or insignificant subsidiaries that are not consolidated and are carried at cost, which does not exceed equity as of the balance sheet date.

      2.    a.    The excess of cost of the Company's investments in
                  consolidated subsidiaries which is not related to identifiable assets and liabilities ("Goodwill"), is included in "Intangible assets and deferred charges, net" and is amortized by the straight-line method over a period of ten years.

                  The excess net value of net assets acquired over cost of investments in affiliated companies, is first netted against identifiable assets of the acquired company, and the balance is netted against "Intangible assets and deferred charges, net" and is amortized by the straight line method over a period of ten years.

            b. The excess of cost of investments allocated was apportioned to assets and liabilities, to relevant items in the balance sheet.

      3. The investments of the Company in capital notes of affiliated companies are presented in the financial statements of the Company in accordance with the requirements of the Israel Securities Authority regarding transactions between the Company and its interested parties.

      4. A list of affiliated companies is included in a schedule attached to the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

C.    VALUATION OF INVENTORIES

      1.    Inventories of crude oil and refined products

            The major part of the crude oil and refined product inventories consists of Security and Civilian Inventories (previously Emergency Inventories). The Security Inventories, stored in separate sealed tanks, are stated as Non-current inventories. The Security and Civilian inventories are valued at cost in accordance with the exchange rate of the dollar (current rate) or, at the dollar exchange rate as determined by the Fuel Authority, when such rate is less than the current rate, on the balance of inventories against which there are no dollar liabilities. Regardless, the recovery of the value of the inventories is guaranteed by the State by determining its recovery value based on the Fuel Authority rate.

            Commercial inventories are stated at the lower of cost or market. The cost is determined by the first-in, first-out method.

      2.    Other inventories

            a. The inventories of luboils, spare parts and others are stated at the lower of cost or market. Cost is determined by the moving average method.

            b. Inventories of paints are stated at the lower of cost or market. Cost is mainly determined as follows: Raw and Packaging materials - moving average method.
                  Finished products - based on standard production
                                      costs which include raw materials,
                                      packaging materials, salaries and
                                      related expenses and other production
                                      costs.
                  Work in progress - on the basis of raw materials and actual production costs.

D.    FIXED ASSETS

      Fixed assets are carried at cost, or at cost together with the addition of excess of cost related to specific assets. Improvements are charged to assets while maintenance and repair expenses are charged as incurred to the statement of income.

      Depreciation is computed by the straight-line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives. The annual rates of depreciation are as follows:

                                                                                  %
                                                                                  -
      Buildings (including temporary and rental buildings)                       2-10
      Machinery and equipment                                                    5-33 (mainly 10-15)
      Vehicles                                                                  15-20
      Computers                                                                 20-33
      Furniture, office equipment  and computers                                 6-20
      Leasehold improvements                                                     6-10

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

D.    FIXED ASSETS (CONTINUED)

      The excess of cost related to specific assets is depreciated over the remaining useful life as determined at the time the excess of cost was related to those assets. Leasehold rights are amortized over the term of their leases. Buildings on leased land are depreciated over the terms of their leases.

E.    INTANGIBLE ASSETS AND DEFERRED CHARGES, NET

      1.    Intangible assets

            Intangible assets are stated at cost and are depreciated in equal annual rates beginning with their implementation as follows:

            Deferred rents - over the rental term, at equal annual rates Goodwill - see note 2.B.2
            Oil and gas exploration rights - based on output
            Distribution rights and others-over a period of 10 years or in accordance with the period stated in the agreement.

      2.    Deferred charges

            Expenses related to the issuance of debentures are amortized using the straight-line method over the period of the debentures.

F.    DEBENTURES CONVERTIBLE INTO SHARES

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

G.    FOREIGN CURRENCY AND LINKAGE BASIS

      Assets (other than securities) and liabilities in foreign currencies or linked thereto are stated at the exchange rates in effect on the balance sheet date. Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage conditions applying to each balance. The Index, the exchange rates and the rate of changes therein were as follows:

                                 DECEMBER 31                      CHANGES IN %
                         ----------------------------     -----------------------------
                          2001       2000       1999       2001       2000        1999
                         ------     ------     ------     ------     ------      ------
Index                     108.1      106.6      106.6        1.4          0         1.3
Exchange rate of the
  U.S. dollar             4.416      4.041      4.153        9.3       (2.7)       (0.2)

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

H.    MARKETABLE SECURITIES

      Marketable securities, which are not permanent investments, are carried at their market value on the balance sheet date. The changes in the value of the securities are reflected in the statement of income.


I.    PROVISION FOR DOUBTFUL RECEIVABLES

      The financial statements include provisions for doubtful receivables which, in the opinion of the Company's management, adequately provide for the loss on receivables whose collection is doubtful. In the fuel and gas, and other segments, the amount of the provision includes specific provisions. In the paint and chemical segment, the amount of the provision is calculated mainly at the rate of 8.5% of receivables and in part on a specific basis where, in the opinion of management, the collection of such receivables is doubtful.

J.    DEFERRED TAXES

      The companies in the group apportion taxes as a result of temporary differences between the values of assets and liabilities for book and tax purposes. The said apportionment is made on account of differences relating to assets whose usage or expense are recognized for tax purposes. The balance of deferred taxes is calculated according to the liability method at tax rates which will be in effect when the deferred taxes will be utilized, using tax rates that are known at the time of publication of the financial statements (36%).

      The main factors in respect of which deferred taxes have not been computed:

      a. Amounts of adjustment for the change in the purchasing power of the New Israel Shekel relating primarily to buildings and automobiles, in accordance with rules determined by the Institute of Certified Public Accounts in Israel. ("the Institute").

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

K.    RECOGNITION OF INCOME (CONTINUED)

      3. Income from projects in progress - In accordance with Standard 4, income from projects in progress is recognized using the percentage of completion method. The periodic reporting of income and expenses from building projects covers all the projects, including those which have not yet reached the 25% completion stage, and for which the company is unable to estimate the expected profit, but for which it is possible to determine the anticipated repayment of the costs already incurred. In such instances, the full amount of such costs, and income, to the extent of those costs, are reflected in the statement of income ("zero profit margin").

            If there is an expected loss on a project, a provision is recorded for the full amount of the loss expected until the project's completion.

L.    PROVISION FOR LINKAGE INCREMENTS ON CUSTOMERS' DEPOSITS

      Supergas a consolidated company, is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit authorized by the Ministry of Trade and Industry, linked to the change in the Index from the date of the last approval to the date of payment. The computation of the liability is based on the actual liability as mentioned above. In prior years, the liability was calculated based on estimates of the next expected update. Supergas provides for the liability on a discounted present value basis.

M.    EARNINGS PER SHARE

      The earnings per share are computed in accordance with Opinion No.55 of the Institute.

      In computing primary earnings per share, consideration is given to whether there is a reasonable chance of conversion or realization of convertible securities in accordance with the tests prescribed by the Opinion.

      The computation of diluted earnings per share takes into account convertible securities issued by the Company that were not included in the calculation of primary earnings per share, provided that their conversion or realization does not result in an increase in earnings per share (anti-dilutive effect).

N.    USE OF ESTIMATES

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to use estimates and valuations which affect the reported amounts of assets and liabilities, the disclosure regarding contingent assets and liabilities, and also, the amounts of income and expenses recorded in the reporting period. Actual results may differ from these estimates.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

O.    PRESENTATION OF TRANSACTIONS BETWEEN THE COMPANY AND A CONTROLLING PARTY

      Transactions between the Company and a controlling party are presented in accordance with the Securities Regulations (Presentation of Transactions between the Company and a Controlling Party in the Financial Statements) - 1996.

P.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      With the exception of convertible debentures (see note 15.B.) there are no material differences between the fair value of the financial instruments of the Company and their value in the financial statements. Currency futures transaction - Transactions not for hedging purposes are stated at their fair value. Changes in the fair value are recorded in the statement of income in the period incurred.

Q.    IMPLEMENTATION OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2001, the Israeli Accounting Standards Board published Accounting Standard No. 7 - Subsequent Events. The new standard determines when a company must make an adjustment in its financial statements for events occurring after the balance sheet date, and the disclosure required for a company with respect to the date on which the financial statements are approved for publication and regarding events occurring after the balance sheet date. This standard supersedes Sections 1, 2(1) and 3-7 of Opinion No. 11 of the Institute of Certified Public Accountants in Israel. This accounting standard applies to financial statements for periods ending on or after December 31, 2001.

      In July 2001, the Israeli Accounting Standards Board published Accounting Standard No.11 - Segment Reporting. The new standard applies to companies whose securities are registered or in the process of being registered for trading on any stock exchange, or where a full set of their financial statements is published to the public under any law. The standard requires the inclusion of data with respect to business segments and geographic segments, and also provides detailed guidance for identifying business and geographic segments. This accounting standard applies to financial statements for periods beginning on or after January 1, 2002. The Company has applied this standard in its financial statements as of December 31, 2001.

R.    EFFECT OF NEW ACCOUNTING STANDARDS NOT YET IMPLEMENTED

      During 2001, the Israel Accounting Standards Board published Accounting Standard No. 12 - Discontinuance of Adjustment of Financial Statements. Pursuant to this standard, the adjustment of financial statements will be discontinued as of January 1, 2003. Until December 31, 2002, the Company will continue to prepare financial statements adjusted in accordance with Opinion 36 of the Institute of Certified Public Accountants in Israel. The adjusted amounts included in the financial statements as at December 31, 2002 will constitute the starting point for the nominal financial statements as of January 1, 2003. Implementation of this standard may have a significant negative effect on the reported results of the Company. The extent of the effect will depend on the rate of inflation and the

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 2 - SIGNIFICANT REPORTING AND ACCOUNTING POLICIES (CONTINUED)

R.    EFFECT OF NEW ACCOUNTING STANDARDS NOT YET IMPLEMENTED (CONTINUED)

      Company's sources of financing.

      In 2001, the Israel Accounting Standards Board published Accounting Standard No.13 - Effect of Changes in the Rates of Exchange of Foreign Currency. This standard deals with translation of transactions in foreign currency and translation of financial statements of outside activities for the purpose of their inclusion in the financial statements of the reporting entity, and supersedes the provisions of Clarifications 8 and 9 to Opinion 36 of the Institute of Certified Public Accountants in Israel, which will be discontinued upon the entry into effect of Accounting Standard No. 12 - Discontinuance of Adjustment of Financial Statements. This standard will apply to financial statements for periods commencing after December 31, 2002. At this time, it not possible to estimate the effects of this standard on the financial statements.

NOTE 3 - THE CONSOLIDATED FINANCIAL STATEMENTS

      A.    INITIALLY CONSOLIDATED COMPANIES

            1. At the end of the second quarter, the Company acquired 87% of Tambour's shares for approximately NIS. 458 million and in the third quarter acquired the remaining shares through a public tender offer for an amount of approximately NIS. 69 million. As a result of the acquisition, Tambour's shares were de-listed from the Tel-Aviv Stock Exchange. The acquisition was financed by long-term index linked and unlinked bank loans. The acquired shares were collateralized to the bank 80% of the loans are non-recourse. The consolidated financial statements include for the first time the financial statements of Tambour.*

            2. Following are the amounts included in the consolidated financial statements:

                                                                                  AT DECEMBER 31, 2001
                                                                  AT              AND FOR THE PERIOD FROM
                                                                  ACQUISITION     THE ACQUISITION DATE
            BALANCE SHEET                                         DATE            UNTIL THE ABOVE DATE
                                                                  -----------     --------------------
            Cash and cash equivalents                                49,685               19,461
            Working capital (not including cash and
              cash equivalents)                                     135,180              185,135
            Fixed assets, net of accumulated
              depreciation                                          371,989              401,989
            Intangible assets and deferred charges, net
              of amortization                                        15,079                  172
            Goodwill resulting from acquisition                         843                  780
            Minority interest at acquisition date                   (54,451)              (6,079)
            Long-term debt, net of current portion                  (60,240)             (79,847)
            STATEMENTS OF INCOME
            Sales                                                                        223,311
            Net income                                                                    13,318
            Net income consolidated companies                                             13,000

*Include also initial consolidation of After Holdings Ltd. which is not significant.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 3 - THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            3. The amount of goodwill created as a result of the initially consolidated companies is NIS. 843 thousand.

      B.    PREVIOUSLY CONSOLIDATED COMPANY NOT INCLUDED IN THE CURRENT YEAR'S
            CONSOLIDATION:

            As of April 1, 2001 the consolidated financial statements do not include the financial statements of N.M.R. 1998 - Mechanization and Automotive Equipment Ltd. which was sold and whose amounts are insignificant.


NOTE 4 - ACCOUNTING WITH THE FUEL AUTHORITY AND THE CONTROLS IN THE ENERGY SECTOR - SONOL

      1. Amounts due to or from the Fuel Authority, to the extent still provisional, are included each year in the accounts according to estimates prepared by Sonol based on past experience. Differences which subsequently arise are reflected in the results of the year in which such differences are determined.

      2. All costs and expenses related to the holding of Security Inventories are fully recoverable from the government while the costs of holding the Civilian and Commercial inventories are on account of Sonol, with all the attending risks.

      3. The prices of 95 and 96 octane gasoline continue to be subject to government price controls.

      4.    See Note 29.

NOTE 5 - CASH AND CASH EQUIVALENTS

Consist of:

                                                                 DECEMBER 31,
                                                             -------------------
                                                              2001         2000
                                                             ------       ------
                                                                 NIS THOUSANDS
                                                             -------------------
In local currency                                            14,989        6,067
In foreign currency                                          19,103       14,990
                                                             ------       ------
                                                             34,092       21,057
                                                             ======       ======

Cash equivalents - bank deposits whose maturities, at the time of the deposit, did not exceed three months.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 6 - TRADE RECEIVABLES AND OTHER RECEIVABLES

      A.    TRADE RECEIVABLES:

                                                                     DECEMBER 31,
                                                              -------------------------
                                                                2001              2000
                                                              --------         --------
                                                                   NIS. (THOUSANDS)
                                                              -------------------------
                Customers - open accounts                      726,083          625,238*
                Checks and notes receivable                     97,413           85,837
                Credit cards companies                          83,234           99,716
                Current portion of long-term
                  loans granted                                 18,044           16,356
                Less - provision for doubtful
                  receivables**                                (47,944)         (23,584)
                                                              --------         --------
                                                               876,830          803,563
                                                              ========         ========

      B.    OTHER RECEIVABLES:

                                                                      DECEMBER 31,
                                                               -------------------------
                                                                 2001             2000
                                                               --------         --------
                                                                    NIS. (THOUSANDS)
                                                               -------------------------
                 Fuel Authority                                   5,833            3,025*
                 Government institutions                          1,669              623
                 Income receivable                                1,285               47*
                 Income tax receivable                           16,844            4,340
                 Employees                                          851              705
                 Prepaid expenses                                19,224           11,125
                 Future tax benefits, net***                     17,026            8,132
                 Current portion of long-term loans
                   granted                                        1,081               --
                 Others                                          21,261           18,144
                                                               --------         --------
                                                                 85,074           46,141
                                                               ========         ========

      C.    RECEIVABLES ON ACCOUNT OF PROJECTS
             IN PROGRESS:

                                                                      DECEMBER 31,
                                                               -------------------------
                                                                 2001             2000
                                                               --------         --------
                                                                    NIS. (THOUSANDS)
                                                               -------------------------
                 Income receivable                               45,612               --
                 Less payments on account of
                   projects in progress                          27,009               --
                                                               --------         --------
                                                                 18,603               --
                                                               ========         ========

      D.    REGARDING CREDIT RISKS SEE NOTE 28.E

             *    Reclassified
             **   See note 2.I.
             ***  See note 26

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 7 - INVENTORIES

                                                            DECEMBER 31,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------
                                                          NIS. (THOUSANDS)
                                                     -------------------------
              Consist of:

              Crude oil and raw materials              56,755           34,885*
              Finished products                       304,243          250,427*
              Materials and supplies                   14,958           10,477
              Work in process                           5,300               --
              Projects in progress(1)                      --               --
                                                     --------         --------
                                                      381,256          295,789

              Less non-current inventories(2)         126,200               --
                                                     --------         --------

                                                      255,056          295,789
                                                     ========         ========

              (1) Projects in progress                 35,006               --
                  Less the amount reflected in
                  the statement of income             (35,006)              --
                                                     --------         --------

                                                           --               --
                                                     ========         ========
              (2) See note 2.C

             * Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 8 - AFFILIATED COMPANIES AND OTHERS

                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
                                                                       NIS. (THOUSANDS)
                                                                   -----------------------
      Investments in affiliated companies*:

      Balance as at December 31,1991                                 12,214             --

      Changes, beginning January 1, 1992:
      Cost of shares acquired**                                     140,978        109,786
      Accumulated losses, net                                       (24,665)        (1,620)
      Other changes                                                     335           (529)
                                                                   --------       --------
                                                                    128,862        107,637
      Other investments:

      Long-term loans less accumulated losses(1)                      7,035          6,721
      Investments in shares at cost less decrease in
        value not of a temporary nature (2)(3)                       33,547         39,146
                                                                   --------       --------
                                                                    169,444        153,504
                                                                   ========       ========

      * Per schedule at end of financial statements
      **Includes unamortized goodwill                                 4,714          5,489
                                                                   ========       ========

      SECURITIES REGISTERED FOR TRADING ON THE TEL-AVIV STOCK
      EXCHANGE:

      Affiliated companies:
      Book value                                                     95,174         93,602
                                                                   ========       ========

      Market value                                                   44,991         45,380
                                                                   ========       ========

      Companies at cost:
      Book value                                                      6,686          9,593
                                                                   ========       ========

      Market value                                                   17,253         17,496
                                                                   ========       ========

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
--------------------------------------------------------------------------------

NOTE 8 - AFFILIATED COMPANIES AND OTHERS (CONTINUED)

            (1) The loans were granted by the Company and consolidated companies to affiliated companies or partnerships. The amount of NIS. 7,412 thousand (2000 - NIS. 6,599 thousand) is index linked and bears interest at the rate of 10% p.a. The loans are repayable at a time to be determined by the parties.

            (2) On May 24, 2000 an agreement between the Company and Focus Capital Net Ltd. ("Focus Capital") and a group of private investors was finalized. Under the terms of the agreement, the Company sold 11,903,166 shares representing approximately 78.51% of the issued and outstanding shares of Vulcan. After the sale, the Company continues to hold 20% of Vulcan's shares. The investment is stated at cost in the company's accounts.

            (3) The Company, through one of its subsidiaries, invested in two venture capital funds, Jerusalem Venture Partners (Israel) LP and Eucalyptus Ventures LP, both of whom invested in shares of Chromatis Networks Ltd. ("Chromatis"). Lucent Technologies Inc.("Lucent"), an American company, acquired the remaining unowned balance of Chromatis' shares, in exchange for Lucent shares. The closing took place on June 29, 2000. The gain on the transaction was recorded 2001, upon receipt of the shares.

            CHANGES IN INVESTMENTS IN AFFILIATED COMPANIES AND OTHERS:

                                                                 NIS.(THOUSANDS)
                                                                 ---------------
              Balance as at January 1, 2001                          153,504
              Changes during the year:
              Investment in shares                                    10,527
              Investment in affiliated company by
               an initially consolidated company                      11,407
              Equity income, net                                           5
              Dividend receivable and received                        (2,043)
              Amortization of companies carried at cost               (5,599)
              Other changes                                            1,643
                                                                     -------

              Balance as at December 31, 2001                        169,444
                                                                     =======

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
--------------------------------------------------------------------------------

NOTE 9 -LONG-TERM LOANS AND RECEIVABLES

                                                                  DECEMBER 31,
                                                           -------------------------
                                                             2001             2000
                                                           --------         --------
                                                                NIS. (THOUSANDS)
                                                           -------------------------
      a.  CONSIST OF:
         Loans to customers                                 105,949          111,672
         Loans to employees                                     143              131
                                                           --------         --------
                                                            106,092          111,803
         Less: current portion                               19,125           16,356
                                                           --------         --------
                                                             86,967           95,447
         Other receivables (1)                               35,579           33,981
                                                           --------         --------
                                                            122,546          129,428
                                                           ========         ========

         The years of maturity of the loans:
         First year - current portion                        19,125           16,356
         Second year                                         14,390           18,764
         Third year                                          11,735            9,236
         Fourth year                                         11,340            9,203
         Fifth year                                          11,907           13,596
         Sixth year and thereafter and without
          maturity date                                      37,595           44,648
                                                           --------         --------
                                                            106,092          111,803
                                                           ========         ========

      (1) Includes an amount of NIS. 34,565 thousand long term receivable from the sale of a previously consolidated company. (2000 - NIS. 33,981 thousand).

            See also Note 8.(2). In accordance with the sale agreement, the balance due is index linked, will be paid no later than April 22, 2003, and is secured by bank guarantees. The loan balance has been discounted at the rate of 6%.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 9 -LONG-TERM LOANS AND RECEIVABLES (CONTINUED)

b.    BREAKDOWN OF LOANS BY LEVEL OF BORROWERS' BALANCES:

                              DECEMBER 31, 2001                     DECEMBER 31, 2000
                              ------------------------------        -------------------------------
BORROWERS' BALANCES           NUMBER OF       TOTAL                 NUMBER OF        TOTAL
NIS THOUSANDS                 LOANS           NIS(THOUSANDS)        LOANS            NIS(THOUSANDS)
-----------------------       ---------       --------------        ---------        ---------------
Less than 100                       95              2,296                 87              3,343
100 - 500                           41             10,780                 37             11,599
500 - 1,000                         10              8,171                  9              6,874
Above 1,000                         30             84,845                 30             89,987
                               -------            -------            -------            -------
                                   176            106,092                163            111,803
                               =======            =======            =======            =======

c.    LINKAGE TERMS AND INTEREST RATES:

                                                      DECEMBER 31, 2001
                     ---------------------------------------------------------------------------------
                                                                       LINKED TO FOREIGN
INTEREST RATES:            UNLINKED             LINKED TO INDEX            CURRENCY             TOTAL
                     -------------------      ------------------      -------------------      -------
                                                            OVER                     OVER
                         0%       10-20%        0-4%       4-10%        0-3%         3-5%
                     ------       ------      ------      ------      ------      -------      -------
                                                     NIS. (THOUSANDS)
                     ---------------------------------------------------------------------------------
Loans to:
Customers             2,877          302      33,493      45,605      19,297        4,375      105,959
Employees                --           --         143          --          --           --          143
                     ------       ------      ------      ------      ------      -------      -------
                      2,877          302      33,636      45,605      19,297        4,375      106,092
                     ======       ======      ======      ======      ======      =======
Less:
Current portion                                                                                 19,125
                                                                                               -------
                                                                                                86,967
                                                                                               =======

                                                      DECEMBER 31, 2001
                     ---------------------------------------------------------------------------------
                                                                       LINKED TO FOREIGN
INTEREST RATES:            UNLINKED             LINKED TO INDEX            CURRENCY             TOTAL
                     -------------------      ------------------      -------------------      -------
                                                            OVER
                         0%       10-20%        0-4%       4-10%        0-2%         5-9%
                     ------       ------      ------      ------      ------      -------      -------
                                                     NIS. (THOUSANDS)
                     ---------------------------------------------------------------------------------
Loans to:
Customers               330       17,681      46,711      34,377       6,551        6,022      111,672
Employees                --                   -     131       --          --           --          131
                     ------       ------      ------      ------      ------      -------      -------
                        330       17,681      46,842      34,377       6,551        6,022      111,803
                     ======       ======      ======      ======      ======      =======
Less:                                                                                           16,356
Current portion                                                                                -------
                                                                                                95,447
                                                                                               =======

d.    REGARDING CREDIT RISKS SEE NOTE 28.E.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 10 - FIXED ASSETS

A. Consist of:

                                                                           FURNITURE,
                                                           MACHINERY       OFFICE EQUIP-
                                          LAND AND         AND             MENT AND
                                          BUILDINGS**      EQUIPMENT       COMPUTERS         VEHICLES         TOTAL
                                          -----------      ----------      -------------     ----------       ----------
                                                                         NIS. (THOUSANDS)
                                          ------------------------------------------------------------------------------
Cost:
Balance at beginning of year                 713,874          907,985           78,283           58,466        1,758,608
Additions*                                   429,578          398,997           62,106           28,374          919,055
Disposals                                     (2,078)          (1,775)            (603)          (8,584)         (13,040)
                                          ----------       ----------       ----------       ----------       ----------
Balance at end of year                     1,141,374        1,305,207          139,786           78,256        2,664,623
                                          ----------       ----------       ----------       ----------       ----------

Accumulated depreciation:
Balance at beginning of year                 252,021          655,825           47,416           37,538          992,800
Depreciation charged*                        159,814          282,944           44,827           18,855          506,440
Depreciation in respect of disposals          (1,970)          (1,179)            (261)          (5,741)          (9,151)
                                          ----------       ----------       ----------       ----------       ----------
Balance at end of year                       409,865          937,590           91,982           50,652        1,490,089
                                          ----------       ----------       ----------       ----------       ----------

Depreciated balance as of
December 31, 2001                            731,509          367,617           47,804           27,604        1,174,534
                                          ==========       ==========       ==========       ==========       ==========

Depreciated balance as of
December 31, 2000                            461,853          252,160           30,867           20,928          765,808
                                          ==========       ==========       ==========       ==========       ==========

 * Includes initial consolidation of Tambour. (see note 3)
** Includes leasehold improvements.

B. Land and buildings include buildings on lease-hold lands, the cost of which is NIS. 243,976 thousand, leased for various original periods of 49-98 years, ending in the years 2002-2072. Land and buildings costing of NIS. 243,101 thousand have not yet been registered in the name of the Company or the consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been completed.

      Land and buildings, include building and lease-hold improvements on leased land in the original cost of NIS 16,002 thousand, and depreciated cost of NIS. 9,011 thousand, leased for various original periods from 4 to 25 years.

C.    Commitments and contingent liabilities - see note 28.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 11 - INTANGIBLE ASSETS AND DEFERRED CHARGES, NET

      Consist of:                                              BALANCE TO BE AMORTIZED
                                                               -----------------------
                                                                  AS OF DECEMBER 31,
                                                               -----------------------
                                                                 2001          2000
                                                               --------      ---------
                                                                  NIS. (THOUSANDS)
                                                               -----------------------
      Intangible assets:
      Deferred rent                                              34,912         35,956
      Goodwill in consolidated companies (1)                      7,855          8,354
      Distribution rights and others                              9,287             --
      Oil and gas exploration licenses                           59,109         34,858
                                                               --------       --------
                                                                111,163         79,168
      Deferred charges:
      Expenses incurred in the issuance of
       debentures by the Company (2)                                102            312
                                                               --------       --------
                                                                111,265         79,480


      Long-term deferred taxes, net
       (see note  26)                                            12,981         10,775*
                                                               --------       --------
                                                                124,246         90,255
                                                               ========       ========

(1)   For amortization see note 2.B.2
(2)   For amortization see note 2.E.2

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 12 - CREDIT FROM BANKS AND OTHERS

      Linkage terms and interest rates:

                                                                 DECEMBER 31, 2001
                                              ----------------------------------------------------------
                                                                              Linked to
                                                              Linked to       Foreign
                                              Unlinked        Index           Currency
      Interest rates:                         4.2-9.2%        4-7.1%          2.3-3.4%        Total
                                              ----------      ----------      ----------      ----------
                                                                   NIS. (THOUSANDS)
                                              ----------------------------------------------------------
      Overdrafts                                   1,775              --              --           1,775
      Short-term loans                           987,285              --         167,808       1,155,093
      Current portion of long-term loans          50,052          33,470             816          84,338
                                              ----------      ----------      ----------      ----------

      Total credit from banks                  1,039,112          33,470         168,624       1,241,206

      Credit from others                              --           1,049              --           1,049
                                              ----------      ----------      ----------      ----------
                                               1,039,112          34,519         168,624       1,242,255
                                              ==========      ==========      ==========      ==========

                                                                 DECEMBER 31, 2001
                                              ----------------------------------------------------------
                                                                              Linked to
                                                              Linked to       Foreign
                                              Unlinked        Index           Currency
      Interest rates:                         8.2-12.4%       5.2-7.5%        6.8-7.5%        Total
                                              ----------      ----------      ----------      ----------
                                                                   NIS. (THOUSANDS)
                                              ----------------------------------------------------------
      Overdrafts                                   3,855              --              --           3,855
      Short-term loans                           999,867              --          94,253       1,094,120
      Current portion of long-term loans              --             963              --             963
                                              ----------      ----------      ----------      ----------

      Total credit from banks                  1,003,722             963          94,253       1,098,938

      Credit from others                              --           1,031              --           1,031
                                              ----------      ----------      ----------      ----------
                                               1,003,722           1,994          94,253       1,099,969
                                              ==========      ==========      ==========      ==========

NOTE 13- TRADE PAYABLES

      The liabilities include NIS 29,620 thousand (2000 - NIS. 40,471 thousand) balances of related and interested parties.

      Linkage terms - See note 18

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 14 - OTHER PAYABLES

      Consist of:

                                                               AS OF DECEMBER 31,
                                                           -------------------------
                                                             2001             2000
                                                           --------         --------
                                                                NIS. (THOUSANDS)
                                                           -------------------------
      Liabilities to employees and other
        salary related liabilities                           50,826           25,843
      Institutions                                           54,931           50,948
      Accrued expenses                                       38,591           13,653
      Income tax payable                                      4,861               --
      Deferred taxes                                          3,087               --
      Others                                                 31,136           19,470
                                                           --------         --------
                                                            183,432          109,914
                                                           ========         ========

NOTE 15 - LONG-TERM LIABILITIES

      A. (1) LONG-TERM LOANS

                                                 RATE OF     DECEMBER 31,  DECEMBER 31
                                                 --------    ------------  -----------
            Consist of                           INTEREST        2001          2000
                                                 --------    ------------  -----------
                                                    %             NIS. (THOUSANDS)
                                                 --------    -------------------------
      Index linked loans from banks              4.8-7.1        463,290       159,619
      Unlinked loans from banks                  7.6-9.2        277,521        50,705
      Customers' deposit -  Index linked         --               3,055         3,061
      Customers' deposit - linked to
       foreign currency                          --                  80            70
      U.S. dollar loans from banks               2.8              4,995            91
      Other loans - Index linked                 4.5                321            --
                                                               --------      --------
                                                                749,262       213,546
      Less: current portion                                      84,338           963
                                                               --------      --------
                                                                664,924       212,583
                                                               ========      ========

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 15 - LONG-TERM LIABILITIES (CONTINUED)

            A. (1) LONG-TERM LOANS (CONTINUED)

            Yearly Installments:

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
                                                                   NIS. (THOUSANDS)
                                                               -----------------------
      First year - current portion                               84,338            963
                                                               --------       --------
      Second year                                                37,643         82,535
      Third year                                                 86,012         31,869
      Fourth year                                                85,736         31,690
      Fifth year                                                 84,101         31,539
      Sixth year and thereafter                                 367,976         31,537
      Without maturity date                                       3,456          3,413
                                                               --------       --------
                                                                664,924        212,583
                                                               --------       --------
                                                                749,262        213,546
                                                               ========       ========

            Accrued interest is included in "Accounts payable" in current liabilities.

            A.(2) In accordance with understandings reached by the Company with banking institutions regarding long-term loans to the Company and Sonol (Sonol's loans are guaranteed by the Company). The Company agreed to fulfill certain conditions as follows:

                  (1) Shareholders' equity, together with customer deposits, will exceed NIS 450 million.

                  (2) The ratio of shareholders' equity, together with customer deposits divided by total assets, net of Security and Civilian Inventories, will exceed 20%.

                  (3) The level of consolidated liabilities to banks and other financial institutions (net of liabilities on account of the Security and Civilian Inventories) will not exceed 10 times EBITDA (earnings before interest, taxes, depreciation and amortization), at any time.

                  (4) Not to create specific charge on the Company's assets(with the exception of a specific existing collateral and with the exception of collateral to finance, acquire and develop those assets).

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 15 - LONG-TERM LIABILITIES (CONTINUED)

            B.    DEBENTURES CONVERTIBLE INTO SHARES OF THE COMPANY

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
                                                                  NIS. (THOUSANDS)
                                                               -----------------------
      Debentures (series 1) (*)                                  11,477         21,346
      Debentures (series 2) (**)                                  2,335          4,340
                                                               --------       --------
                                                                 13,812         25,686
      Less - current portion                                     13,812         12,843
                                                               --------       --------
                                                                     --         12,843
                                                               ========       ========

             Yearly installments:

                                           DECEMBER 31, 2001           DECEMBER 31,2000
                                           -----------------           ----------------
                                        SERIES 1      SERIES 2      SERIES 1      SERIES 2
                                        --------      --------      --------      --------
                                                         NIS. (THOUSANDS)
                                        --------------------------------------------------
      First year - current portion         2,335        10,673         2,170        11,477
                                        --------      --------      --------      --------

      Second year                             --            --        10,673         2,170
                                        --------      --------      --------      --------
                                          11,477         2,335        21,346         4,340
                                        ========      ========      ========      ========

            * Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are redeemable on November 30, 2002. As of the balance sheet date, there were 5,984,411 outstanding debentures. The market value of the debentures, at the balance sheet date was NIS. 11,071 thousand.

            ** Registered debentures (Series 2) NIS. 1.- par value each. Every NIS. 5.- par value of debentures are convertible into an ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar and are redeemable on November 30, 2002. As of the balance sheet date, there were 1,325,855 outstanding debentures. The market value of the debentures, at the balance sheet date was NIS. 2,282 thousand.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 15 - LONG-TERM LIABILITIES (CONTINUED)

            B.    DEBENTURES CONVERTIBLE INTO SHARES OF THE COMPANY (CONTINUED)

                  Accrued interest is included in "Accounts payable" in Current liabilities.

                  Regarding collaterals see Note 28.

                  The above debentures are traded on the Tel-Aviv Stock
                  Exchange.


NOTE 16 - CUSTOMERS' DEPOSITS

            a.    Calculation of customers' deposits - see note 2.L.

            b. The deposits are calculated on the basis of their present value at an annual discount rate of 4% (2000 - 3.75%).

            c. Customers' deposits include NIS. 36,167 thousand (2000 - NIS 34,558 thousand) of linkage increments accrued on the deposits.

NOTE 17 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET

            Consist of:                                                      DECEMBER 31,
                                                                          ----------------------
                                                                            2001          2000
                                                                          --------      --------
                                                                             NIS. (THOUSANDS)
                                                                          ----------------------
            Provision for severance pay (a)*                                16,884         9,871
            Less: deposits in approved funds**                               5,239         2,297
                                                                          --------      --------
                                                                            11,645         7,574
            Provision for early retirement pension**(b)                     16,756         8,866
            Provision for redemption of unutilized sick leave (c)            2,035         1,870
                                                                          --------      --------
                                                                            30,436        18,310
                                                                          ========      ========

             * Not including NIS. 14,011 thousand (2000 - NIS. 2,664 thousand) current portion of liabilities for employee rights upon retirement, net which is included in "Accounts payable".

            ** The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.


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

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 17 - LIABILITIES FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET (CONTINUED)

            (b) The provision for pension benefits in case of early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company's liability for early retirement is generally up to the time when the employee reaches retirement age and is measured as a fixed percentage of the maximum amount due to the employee from the pension fund. The rate of capitalization for computing the provision is 4% per annum, (previous year 7%).

            (c) In accordance with the labor agreements between subsidiaries and their employees, (men at age 65 and women at age 60-65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of working days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liability. The provision is partly based on an actuarial calculation and partly on past experience based inter-alia, on a net capitalization rate of 3%.

NOTE 18 - LINKAGE OF MONETARY BALANCES

                                           DECEMBER 31, 2001                              DECEMBER 31, 2000
                             ------------------------------------------      ------------------------------------------
                                             LINKED TO                                       LINKED TO
                               LINKED         FOREIGN         UNLINKED       LINKED TO        FOREIGN         UNLINKED
                              TO INDEX        CURRENCY           **            INDEX          CURRENCY           **
                             ----------      ----------      ----------      ----------      ----------      ----------
                                          NIS. (THOUSANDS)                                NIS. (THOUSANDS)
                             ------------------------------------------      ------------------------------------------
ASSETS:
  Cash and cash
    equivalents                      --          19,103          14,989              --          14,990           6,067
  Marketable securities             587          10,195          16,018              --              --          13,315
  Trade receivables              13,470          57,352         824,611           8,661          82,482         712,420*
  Accounts receivable             1,093           3,386          44,347           5,935              --          20,949*
  Investment in capital
    notes and loans               6,870              --              --           6,887              --              --
  Long-term loans                98,514          20,143           3,889          91,012           9,061          29,355
                             ----------      ----------      ----------      ----------      ----------      ----------
                                120,534         110,179         903,854         112,495         106,533         782,106
                             ==========      ==========      ==========      ==========      ==========      ==========
LIABILITIES:
  Credit from banks
    and others                    1,049         167,809         989,060           1,031          94,253       1,003,722
  Trade payables                     --          68,460          92,113              --          93,003          37,433
  Accounts payable               28,904             846         150,595          30,993         131,169          78,178*
  Long-term liabilities
    and debentures
    (including current
    portion)                    466,321          18,784         277,968         162,219          25,847          51,166
  Customers' deposits            61,545              --              --              --          59,333              --
  Capital notes                      --              --             842              --              --             218
                             ----------      ----------      ----------      ----------      ----------      ----------
                                557,819         255,899       1,510,578         194,243         403,605       1,170,717
                             ==========      ==========      ==========      ==========      ==========      ==========

*  Reclassified
** Partly bearing interest

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 18 - LINKAGE OF MONETARY BALANCES (CONTINUED)

Against the excess of foreign currency linked liabilities over assets in the amount of NIS. 145,720 thousand, Sonol holds fuel and refined products inventories amounting to NIS. 241,731 thousand, which are mainly Security and Civilian Inventories valued according to the changes in the rate of exchange of the US dollar as explained in Note 2.C.1.

NOTE 19 - CAPITAL

      a.    NOMINAL VALUES

      Consist of:                                          AUTHORIZED               ISSUED AND PAID *
                                                           DECEMBER 31,               DECEMBER 31,
                                                      ----------------------      --------------------
                                                        2001          2000          2001        2000
                                                      ---------    ---------      --------    --------
                                                          NIS (THOUSANDS)             NIS (THOUSANDS)
                                                      ----------------------      --------------------
       225,000,000 Ordinary shares of
                   NIS 1.- each                       225,000        225,000      139,336      139,336

*139,335,657 ordinary shares.

            As of December 31, 2001 a consolidated company holds 626,912 ordinary shares of the Company - see note 2.A.5.

      b.    EARNINGS PER SHARE

            1. The adjusted net income used in computing earnings per NIS 1.- par value of shares:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            2001          2000           1999
                                                          --------      --------       --------
                                                                     NIS. (THOUSANDS)
                                                          -------------------------------------
      Net income per statement of income                    47,390        71,759         61,027
      Less loss resulting from conversion
        of debentures  (series 1 and 2)                         --           (42)            --
                                                          --------      --------       --------
      Net income used in computing
        primary earnings per share                          47,390        71,717         61,027
      Add (Deduct) theoretical income deriving From:
      Conversion of debentures (series 1)                       --          (216)           100
      Conversion of debentures (series 2)                       --            21            180
                                                          --------      --------       --------
      Net income used in computing
        the Diluted earnings per share                      47,390        71,522         61,307
                                                          ========      ========       ========

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 19 - CAPITAL (CONTINUED)

b.    EARNINGS PER SHARE (CONTINUED)

      2. The par value of shares used in computing earnings per NIS 1.- par value share:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                           NIS. (THOUSANDS) PAR VALUE
                                                   ------------------------------------------
      Share capital used in computing primary
       earnings per share                             138,720         139,017         138,943
      Add - theoretical share capital
       that may derive from:
      Conversion of debentures (series 1)                  --           2,176           3,445
      Conversion of debentures (series 2)                  --             530           1,008
                                                   ----------      ----------      ----------
      The share capital used in computing the
       diluted earnings per share                     138,720         141,723         143,396
                                                   ==========      ==========      ==========

      3. For examining the probability of conversion or exercise of convertible securities, the present value was computed using a discount rate of 2.5% (2000-6%, 1999-6%) for securities linked to the exchange rate of the U.S. dollar.

NOTE 20 - NET SALES

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Commercial activities                         2,295,489       2,694,147       2,020,162
      Manufacturing activities                        273,702          91,806          92,725
      Other activities                                  9,960          10,125           9,994
                                                   ----------      ----------      ----------
                                                    2,579,151       2,796,078       2,122,881
                                                   ==========      ==========      ==========

NOTE 21 - COST OF SALES

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
            A.   Consists of:                         2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Petroleum products and other
        Materials used**                            1,825,545       2,144,293       1,412,374
      Labor and sub-contract work                      24,491           6,670*         16,091*
      Production costs                                103,782          97,525*        103,808*
      Depreciation                                      9,351           4,311*          6,708*
      Batteries                                            --           2,903          12,477
                                                   ----------      ----------      ----------
      Total cost of sales                           1,963,169       2,255,702       1,551,458
                                                   ==========      ==========      ==========
      (Decrease) Increase in inventories               (2,717)        (33,962)        194,622
                                                   ==========      ==========      ==========

 * Reclassified
** Financing income (expenses) deriving from the erosion of dollar linked credit used as a source for financing purchases of oil inventories is included in Cost of sales. (see also note 2.C.)

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 21 - COST OF SALES (CONTINUED)

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
      B. Per income categories                        2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Commercial activities                         1,799,483       2,211,757*      1,509,332*
      Manufacturing activities                        159,352          39,527          37,537
      Other activities                                  4,334           4,418           4,589
                                                   ----------      ----------      ----------
                                                    1,963,169       2,255,702       1,551,458
                                                   ==========      ==========      ==========

NOTE 22 - SELLING AND MARKETING EXPENSES

      Consist of:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Salaries                                        120,143          97,443*         97,686*
      Advertising and promotion                        16,403          15,514          13,833
      Depreciation and amortization                    74,885          73,491          80,087
      Maintenance of buildings, plants and
        filling stations                               27,106          27,088          25,662
      Rent and taxes                                   72,055          60,626          51,301
      Other expenses                                   73,011          63,079*         67,950*
                                                   ----------      ----------      ----------
                                                      383,603         337,241         336,519
                                                   ==========      ==========      ==========

NOTE 23 - GENERAL AND ADMINISTRATIVE EXPENSES

      (1) Consist of:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Salaries                                         43,379          41,150*         40,269*
      Depreciation and amortization                    11,793           8,242*          6,328*
      Consulting, legal and audit                       8,862           7,792           4,965
      Provision for doubtful accounts and
      Bad debts                                        10,598           8,251           4,041
      Other expenses                                    9,824          11,887*         15,213*
                                                   ----------      ----------      ----------
                                                       84,456          77,322          70,816
                                                   ==========      ==========      ==========

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 24 - FINANCING EXPENSES, NET

      Income (Expenses) are derived from:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Long-term debt                                  (32,308)         (6,641)         (4,978)
      Negotiable securities, net                         (195)          5,375           7,211
      Other receivables and payables                   10,347          16,015          14,628
      Short term loans received                       (66,379)        (94,134)        (93,789)
      Dollar linked convertible debentures                (46)            445            (186)
      Others, including erosion of other monetary
       assets and  liabilities, net                    16,770           7,146*            400*
                                                   ----------      ----------      ----------
                                                      (71,811)        (71,794)        (76,714)
                                                   ==========      ==========      ==========

NOTE 25 - OTHER INCOME, NET

      Consists of:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Gain on sale of investment in affiliated
       Companies                                          145          50,254              --
      Rent                                              1,176           1,195*            205*
      Dividends and shares received                    12,104           2,057             572
      Management fees                                     489           1,819           6,188
      Write off investments and loans to
        affiliated companies and others (1)            (5,599)         (2,211)             --
                                                   ----------      ----------      ----------
      Others                                            1,088             154*         (1,488)*
                                                        9,403          53,268           5,477
                                                   ==========      ==========      ==========

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 25 - OTHER INCOME, NET (CONTINUED)

            (1)   a.    Decrease in the value of investments carried at cost in
                        the amount of NIS. 5,599 thousand (2000 - NIS. 706 thousand).

                  b. In the year 2000, provision for the decrease in the value of loans and investments in affiliated companies in an amount of NIS. 1,505 thousand.

NOTE 26 - TAXES ON INCOME

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

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 26 - TAXES ON INCOME (CONTINUED)

      b.    Deferred taxes

            The deferred taxes are regarding:

                                                        DEDUCTIONS
                                                        AND LOSSES     LIABILITIES FOR
                                                        CARRIED FOR-   EMPLOYEE
                                          DEPRECIABLE   WARD FOR TAX   RIGHTS UPON
                                          FIXED ASSETS  PURPOSES       RETIREMENT          OTHERS      TOTAL
                                          ------------  ------------   ----------------    ----------  --------------
                                                                       NIS. (THOUSANDS)
                                          ---------------------------------------------------------------------------
      Balance as of January 1, 2000         (10,152)           287            11,311         12,289         13,735

      CHANGES IN 2000:
       Current                                  983            256             1,114           (570)         1,783
      Reduction on account of
         a company no longer
         consolidated                         3,031             --              (868)          (691)         1,472
      Addition on account of
         investment in a consolidated
          company on account of
          prior years                          (509)            --                --             --           (509)
      Addition on account of
         investment in a consolidated
         company                                 --             --               218             --            218
                                           --------       --------          --------       --------       --------
      Balance as of
        December 31, 2000                    (6,647)           543            11,775         11,028         16,699

      CHANGES IN 2001:
       Current                               (1,193)          (196)           (1,602)        (7,457)       (10,448)
       Reduction on account of
        a company no longer
        consolidated                             --           (255)               (3)           (86)          (344)
      Addition for investment in a
        consolidated company                (58,543)           192            13,478          4,410        (40,463)
                                           --------       --------          --------       --------       --------
       Balance as of
        December 31, 2001                   (66,383)           284            23,648          7,895        (34,556)
                                           ========       ========          ========       ========       ========

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 26 - TAXES ON INCOME (CONTINUED)

      THE DEFERRED TAXES ARE PRESENTED IN THE BALANCE SHEET AS FOLLOWS:

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
                                                                  NIS. (THOUSANDS)
                                                               -----------------------
      In current assets                                          17,026          8,132
      In current liabilities                                     (3,087)            --
      In intangible assets and deferred charges, net             12,981         10,775*
      In long-term liabilities                                  (61,476)        (2,208)
                                                               --------       --------
                                                                (34,556)        16,699
                                                               ========       ========

      c. THE PROVISION FOR TAXES ON INCOME IN THE STATEMENTS OF INCOME CONSISTS OF:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000            1999
                                                   ----------      ----------      ----------
                                                                NIS. (THOUSANDS)
                                                   ------------------------------------------
      Current taxes, including erosion
      Erosion of advance tax payments                  26,153          45,577          37,851
      Deferred taxes, net                              10,448          (1,783)         (3,683)
                                                   ----------      ----------      ----------
                                                       36,601          43,794          34,168
      Taxes on account of prior years                    (156)           (222)            (23)
                                                   ----------      ----------      ----------
                                                       36,445          43,572          34,145
                                                   ==========      ==========      ==========

      d.    FINAL TAX ASSESSMENTS:

            Sonol received final tax assessments through the year 1990. Supergas received final tax assessments through the year 1994. Sprints Motors received final tax assessments through the year 1996. The Company, Aloc and Sonapco received final tax assessments through the year 1991.

            The Company and Sonol received tax assessments based on the tax assessor's judgement for the years 1997-1999. The main point of disagreement with the tax assessor focuses on his allocating interest and linkage differences to dividend income, the non-recognition of financing expenses allocated by him to a dividend paid and to the timing regarding the recognition of various expenses. The Company disagrees with the assessor's position and has appealed the assessment.

            Supergas received assessments based on the tax assessor's judgement for the year 1995-1999 with a request for additional tax resulting from the disallowance of expenses related to the revaluation of its liability for customer deposits for those years and from the non-recognition of financing expenses claimed to have been incurred for the payment of a dividend.

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 26 - TAXES ON INCOME (CONTINUED)

            The taxation of linkage differences on the deposits is a timing difference and, therefore, has no effect on Supergas' operating results. Supergas is of the opinion that the financing expenses related to the payment of the dividend are recognized expenses and that there is no basis for the claim of the income tax authorities. Supergas has appealed the assessments.

            The additional tax resulting to the companies from the above assessments amounts to approximately NIS. 12 million, not including interest and linkage differences.

      e. RECONCILIATION BETWEEN THE THEORETICAL TAX ON THE REPORTED INCOME AND THE TAX ON INCOME INCLUDED IN THE STATEMENTS OF INCOME:

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          2001            2000            1999
                                                       ----------      ----------      ----------
                                                                    NIS. (THOUSANDS)
                                                       ------------------------------------------

      Statutory rate of tax                                    36%             36%             36%
                                                       ==========      ==========      ==========

      The theoretical tax at the applicable tax rat        30,785          38,623          33,426
      Erosion of advanced tax payments                         59              20             267
      Differences in the definition of capital and
       assets for tax purposes, and others, net             5,757           5,151             475
      Provision in respect of prior years                    (156)           (222)            (23)
                                                       ----------      ----------      ----------

                                                           36,445          43,572          34,145
                                                       ==========      ==========      ==========

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 27 - SEGMENT REPORTING

      SEGMENT REPORTING BY PRODUCTS AND SERVICES:

      The accounting principles applied in the Segment reporting are in accordance with those used on preparing the consolidated financial statements of the Company.

                                                 YEAR ENDED DECEMBER 31,2001*
                                     ----------------------------------------------------
                                      FUEL AND    PAINTS AND
                                        GAS        CHEMICALS      OTHERS    CONSOLIDATED
                                     ----------   -----------   ----------  ------------
Profit and loss data:

INCOME
External sales                        2,344,746       179,365       55,040    2,579,151
Sales within segments                        --            --           --           --
                                     ----------    ----------   ----------   ----------

Net Sales                             2,344,746       179,365       55,040    2,579,151
                                     ----------    ----------   ----------   ----------

RESULTS
Segment results                         133,781        13,429        9,681      156,891
Unallocated expenses                                                             (8,968)
                                                                             ----------

Income from operations                                                          147,923
Financing expenses                                                              (74,691)
Financing income                                                                  2,880
Taxes on income                                                                 (36,445)
Minority interests in consolidated
 companies                                                                       (1,685)
Equity income (loss) of affiliated
 Companies                                 (888)           --          893            5
Other income, net                                                                 9,403
                                                                             ----------
Net income                                                                       47,390
                                                                             ----------
ADDITIONAL INFORMATION
Segment assets                        1,960,239       600,035      165,986    2,726,260
Investments on equity basis              11,915        11,407      105,540      128,862
Unallocated assets                                                              158,303
                                                                             ----------
Total consolidated assets                                                     3,013,425

Segment liabilities                     229,820        94,980       31,467      356,267
Unallocated liabilities                                                       2,063,028
                                                                             ----------
Total consolidated liabilities                                                2,419,295
                                                                             ----------
Capital investments                     121,329        10,350        1,330
Depreciation                             72,423         8,690        3,658
Non cash expenses (not
  including depreciation)                    --         2,214          310

* The results of Tambour and its consolidated subsidiaries have been included from their acquisition date.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      A.    FLOATING AND FIXED CHARGES

                                    December 31, 2001    Collateralized by
                                     NIS.(thousands)
                                    -----------------    ------------------------------------------------
Bank overdrafts                                1,775     Floating charges on current assets of the main
                                                         subsidiaries.

Short-term loans from                      1,155,093     Floating charges on the assets of the
 banks                                                   Company and its main subsidiaries

Accounts payable and                                     Floating charges on the assets of the
 credit balances, including                    5,027     Company and of the main subsidiaries
 accrued interest on
 short-term bank loans

Long-term bank loans                         749,262     A charge on the shares of a subsidiary
                                                         company and floating charges on the
                                                         assets of the main subsidiaries and
                                                         fixed charges on portions of the fixed
                                                         assets of some of the Company's main
                                                         subsidiaries.
                                                         (see note 15.A.2 and note 3)

Convertible debentures                        13,818     Floating charges subordinated to other
(including interest)                                     floating charges on all the assets of the
                                                         Company

Investment grants                              2,294     Floating charges on part of the
                                                         fixed assets of consolidated companies

      B.    LIABILITIES AND CONTINGENCIES

            1.    INDEMNIFICATION AND INSURANCE OF DIRECTORS AND SENIOR OFFICERS

                  The Articles of Association of the Company enable the indemnification and insurance of directors and senior officers according to the law. The Company insures, subject to provisions of the law, the directors' and senior officers' liability.

            2.    PENDING LITIGATION

                  a. Claims (mostly legal claims) arising in the normal course of business have been lodged against consolidated and affiliated companies. In the opinion of the companies' managements, based on the opinions of the legal counsel, the provisions made for the expected costs are adequate.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  b. As a result of arbitration proceedings between the Fuel Authority and the agents' and station owners organization, to which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator's award was confirmed by the district court. The Fuel Authority, in turn, demanded that the oil marketing companies reimburse the station owners for the depreciation (to the extent payable) since it claims that the depreciation component was previously recognized by the Fuel Authority within the framework of the Price Structure. In the opinion of Sonol's legal counsel, there is no basis for the fuel Authority's demand. By virtue of the award, twenty five third party proceedings have been filed by the Government against Sonol regarding claims filed against the Government by station owners for the reimbursement of the investment in the construction of stations. The total of these proceedings amounts to NIS. 40 million and, in the opinion of the company's legal counsel, there is no basis for these claims as far as they relate to Sonol.

                  c. Three claims were lodged against a formerly affiliated company and against its shareholders, which included Sonol. The total amount of the claims is approximately NIS 61 million relating to the sale of fuel products pursuant to restrictive trade practices (as the plaintiff alleges) among the fuel companies. In the opinion of Sonol's and the formerly affiliated company's legal counsels, the companies have a sound defense against the claims.

                  d. In 1999, a filling station operator, who received operating rights within the framework of an agreement between war invalids and the rehabilitation department of the Ministry of Defense, the Israel Land Authority and the fuel marketing companies, filed an action in the district court for a ruling declaring the cancellation of agreements between him and Sonol, claiming them to be illegal restrictive trade agreements in accordance with the Law for Restrictive Trade Practices. The operator's claim was rejected by the Court. The rejection of the claim has ramifications on the other claims filed against Sonol claiming illegal restrictive trade agreements, and thus, improves Sonol's defense prospects against such claims. Subsequently, the operator filed an appeal to the Supreme Court contesting the facts of the case and the court's conclusions. The appeal was referred to mediation which was unsuccessful. As a result, the appeal will be heard in court.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28- COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  Another war invalid operating a different filling station has also submitted a claim to the court for a declarative judgement claiming that agreements between him and Sonol are restrictive trade arrangements and, therefore, void. In addition, the claimant is asking for a declaration that the operating agreement includes discriminatory provisions in a standard contract, and that Sonol be ordered to pay him approximately NIS. 2 million as a result of inflated prices which he claims Sonol charged him over the years. The case is at the hearing stage. In view of the above mentioned judgement, Sonol's legal counsel is of the opinion that the defense prospects in this case regarding the claims of restrictive arrangements are favorable. If the arguments for the nullification of the agreements, as a result of their being restrictive arrangements, will be rejected by the court, Sonol's defenses against the station operators' financial claims have a reasonable to good chance of succeeding.

            e. In 1999, the operators of one of Sonol's filling stations, against whom Sonol filed a claim in the district court in Tel-Aviv, instituted legal proceedings against Sonol. In one proceeding, they requested a declarative judgement stating that inasmuch as a filling station operated by them was to be "freed" under the terms of the arrangement reached between the fuel companies and the Controller of Restrictive Trade Practices, the contractual relationships between them and Sonol should be related to as an arrangement and, therefore, has also terminated. It was also claimed that all agreements between the plaintiffs and Sonol be considered restrictive agreements and, thereby, cancelled. In another proceeding, the above operators are claiming an amount of approximately NIS 15 million, alleging having paid exorbitant prices on account of the fuel products they purchased from Sonol, and maintaining that inasmuch as the contractual arrangements between them and Sonol have been terminated as claimed in the other proceeding, Sonol had no right to charge such prices. In the opinion of Sonol's legal counsel defense prospects are good, even though they are unable to determine the defense prospects regarding the claim of a restrictive agreement. It should be noted that the prospects have improved as a result of the court judgement mentioned in sub-paragraph d above. If this claim is accepted there is a risk that the financial claim against Sonol will also be accepted (even though, in such a case, the amount of the claim is exaggerated). Should the above claim regarding a restrictive agreement not be accepted, the prospects of the financial claim against Sonol will be weak.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  f. In the year 2000, former operators of a filling station filed a monetary claim against Sonol in the amount of approximately NIS 4.2 million on account of alleged exorbitant prices paid for of fuel products purchased from Sonol, maintaining that the contractual arrangements between them and Sonol have been cancelled and/or terminated, being restrictive arrangements. At this time, Sonol's legal counsel are of the opinion that Sonol's defense claims, although difficult to assess, are not insignificant. The matter has been referred to mediation.

                  g. Sonol filed a claim against one of its agencies for approximately NIS 38 million in the Tel Aviv district court on account of an unpaid balance and damages caused to the Company, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS 58 million, stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

                        In the opinion of Sonol's management, based on opinion of the company's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for compensation on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement. Should the claim of a restrictive arrangement be rejected by the court, the prospects of the counterclaim will not be favorable. At this time, the dispute has been referred to mediation.

                  h. In 1999, an agency of Sonol, which also operates stations on Sonol's behalf, filed a claim against Sonol asking for declarative and monetary relief. The agency claims that the agreement in effect with Sonol, in regard to one of the stations is a restrictive trade arrangement, and is also a uniform contract with discriminatory provisions and is thus void. In addition the agency is asking that the station be "freed" under the terms of the arrangement with the Controller of Restrictive Trade Practices, and is, therefore, requesting declaratory relief from the court regarding the cancellation of rights granted Sonol to the land on which the station is located, including leasehold and other proprietary rights. The agency is also asking that Sonol be required to pay approximately NIS. 16 million on account of the inflated prices which Sonol is alleged to have charged over the years. It should be noted that Sonol filed a monetary counterclaim against the same agency in the amount of approximately NIS. 19 million on account of amounts due from the agency from the purchase of fuel products from Sonol. A date has been set for pre-trial deliberations.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                        At this time, although prospects have improved as a result of the district court's ruling mentioned in sub-paragraph d. above, legal counsel is unable to assess the defense prospects in regard to the alleged restrictive agreement. Should the district court rule in favor of this claim, there is also a risk that the court will accept the monetary claim against Sonol (which, even in such case, the amount of claim is by all accounts exaggerated). If the agency's claim of a restrictive agreement is not accepted by the court, the prospects of the monetary claim against Sonol, are weak.

                  i. A filling station owner filed a claim against Sonol in the amount of approximately NIS.6 million, claiming that the company owes him commission differentials on account of prior years. In addition, the station owner is asking the court to declare the contracts signed between him and Sonol as void, claiming, inter-alia, that they are a restrictive arrangement. In the opinion of the company's legal counsel, if the claim regarding a restrictive agreement is not accepted, Sonol's prospects for a favorable decision are reasonable.

                        Two additional claims were submitted by two filling station operators in the amount of approximately NIS 4 million, for commission differentials they claim, are due them. These were submitted subsequent to Sonol's demand that the station operators relinquish the operation of Sonol's stations. In the opinion of Sonol's legal counsel, the claims' prospects against Sonol are weak.

                  j. In April 2001 Sonol filed legal claims in a summary procedure against four of its station operators for the recovery of a debt in the amount of NIS. 9 million and also, for their eviction from all four stations. On May 20, 2001 the defendants requested the right of defense from the court which has not yet been considered and simultaneously filed a claim for the enforcement of an agreement which they claim was signed on behalf of Sonol giving them the rights to continue operating the stations or alternatively, to receive payment of damages amounting to approximately NIS 9.5 million. In the opinion of the Company's management, the chances of the operators claims are weak. On the other hand, management believes it has a sound basis for its claims against the station operators.

                  k. On December 31, 2001 filling station operators filed a claim in court against Sonol asking for declarative relief, by granting them rights in the station, preventing Sonol from terminating the agreement appointing them as the station operators and integrally connecting theirs and Sonol's rights to the station. Furthermore, they asked the court to be recognized as protected tenants regarding the station. In addition, they asked the court to declare the agreements

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  between them and Sonol to be a restrictive trade arrangement and to order Sonol to sell them fuel products at "free market" conditions and prices. The station operators are also claiming an amount of approximately NIS. 4.4 million, claiming that as a result of a restrictive trade arrangement, Sonol charged them prices in excess of those they would have paid under "free market" conditions, and, also, claiming that Sonol acted in a prejudiced way against them by charging them higher prices than those which Sonol sells to other operators and agents.

                  If the claim to nulify the agreements on the grounds that they are a restrictive trade arrangement is not accepted, then according to the estimate of the company's legal counsel, on the basis of the facts submitted to them stating, inter-alia, that the station and agency in question purchase fuel products at similar prices as those paid by other filling stations of the same type within the Sonol network of stations and other agencies, then Sonol's defense prospects as they relate to the financial claim are reasonable.

            l. In February 2000 a motion was filed against Sonol, together with Paz Oil Company Ltd. and "Delek" the Israel Fuel Corporation Ltd. to allow a class action relating to the alleged collusion in the fixing of the price of gasoil to consumers. This claim, after being updated and if allowed as a class action, will amount to approximately NIS. 234.4 million against all the companies, of which Sonol's share is approximately to NIS. 55 million, Sonol denies the claim and, according to its legal counsel, chances are good that it will not be allowed as a class action.

            m. On May 16, 2001 a motion was filed in the Jerusalem district court against Sonol and its subsidiary company, Sprint Motors Ltd. ("Sprint") and four additional companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal "service charge" from their customers over a period of many years. The plaintiffs have asked the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30 and, should the court allow a class action, it will total approximately NIS. 379 million. From the claim, it is not clear as to what is Sonol's and Sprint's share of this amount. In the opinion of the Company's management and its legal counsel, the chances of the claim to be recognized as a class action are weak.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  n. In April 1999, a claim in the amount of approximately NIS 8 thousand was filed in the Tel-Aviv district court against Supergas and four other gas companies by several consumers claiming non performance of periodic inspection of gas systems used by the consumers, the sale of a product by deception causing damages, loss of comfort and damage to their safety, thus endangering the lives of consumers. The claim was subsequently amended to NIS. 4.9 thousand. The plaintiffs have asked that the court order the gas companies to make the periodic inspections, to pay damages in the amount mentioned above of approximately NIS 0.8 thousand per plaintiff, and/or issue a declarative order stating that the plaintiffs are entitled to a refund of the amount paid to the defendants from the time agreements were entered into and, also, other orders. Concurrently, the plaintiffs asked that the court consider the claim as a class action.

                        The court ruled only partially in favor of the class action, allowing the claim to be submitted as a class action for declaratory relief only, in accordance with the Consumer Protection Law, regarding the gas companies' obligation to refund to their customers amounts actually paid for periodic inspections which did not take place, retroactive to the date of agreements entered into with each customer. The court rejected the claim for financial and other remedies against the gas companies. Supergas has requested permission from the Supreme Court to appeal the above ruling and, in the opinion of its legal counsel, has valid causes for appeal, both factually and legally. In the opinion of the Company's management, Supergas has recorded an adequate provision in its books for any potential exposure.

                  o. On June 27, 2001, a claim was filed in the Tel Aviv district court against Supergas, together with a request that the claim be recognized as a class action, in the amount of NIS. 125 million. In addition, Supergas was informed of two additional claims filed against two other gas companies and to which Supergas was included on a formal basis only. The plaintiffs claim to be Supergas' customers of central gas and contend, inter-alia, that Supergas and other gas companies unlawfully charge their customers a periodic fixed charge which was not agreed upon in contracts signed between them and Supergas. Therefore, they contend that Supergas should refund the amounts paid and, in addition, should make an "appropriate" compensatory payment in a manner as to be determined by the court. In the opinion of Supergas's legal counsel, based on the data presently available, Supergas' prospects of success are greater than those of the plaintiffs.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  p. On August 30, 2001 Petroleum and Energy Infrastructures Ltd. and Oil Products Pipeline Ltd. ("plaintiffs") filed a claim in the amount of NIS. 6.3 million against Sonol and two other fuel companies. According to the plaintiffs, who are engaged in the pumpover of fuel products through a network of pipelines, they also serve as a "clearing house" for the defendants whereby the defendants sell and buy through the plaintiffs the excess/shortage of amounts of fuel that have accumulated. The plaintiffs claim that Sonol and others unlawfully netted amounts from payments due to them, thus causing financial losses to the plaintiffs. The amount claimed from Sonol is approximately NIS. 1.2 million. Sonol has not yet submitted its defense. However, in the opinion of its legal counsel, inasmuch as the claim is at an early stage, it is difficult to assess its prospects. Nevertheless Sonol has good defense claims.

                  q. A group of greenhouse owners, claiming damage caused to them in the amount of approximately NIS. 7.8 million as a result of the use of defective light fuel oil produced by Oil Refineries Ltd. and sold to them by the oil marketing companies, has filed a claim against, Sonol, Oil Refineries Ltd., Paz Oil company Ltd., "Delek" the Israel Fuel Corporation Ltd. and Alon Israel Fuel Company Ltd. Sonol's share of this claim amounts to approximately NIS. 2.3 million. In the opinion of Sonol's management, Sonol has a sound defense against this claim and, in addition, has insurance coverage included in a product liability policy.

                  r. Pi-Gliloth Petroleum Terminals and Pipeline Ltd. filed a financial claim against Petroleum Products Pipeline Ltd. and the fuel marketing companies "Sonol" "Paz" "Delek" and "Dor" in the amount of approximately NIS. 7.6 million. The plaintiff claims that it was entitled by law to payment from the defendants on account of storage of fuel products in storage transfer tanks it owns in its Ashdod installation. The amount claimed from Sonol is approximately NIS. 1.1 million. The claim has been forwarded to arbitration. At this time, Sonol is unable to estimate the prospects of the claim.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      B.    LIABILITIES AND CONTINGENCIES (CONTINUED)

            2.    PENDING LITIGATION (CONTINUED)

                  s. Petroleum Infrastructures Ltd. filed a financial claim in a summary procedure in the amount of approximately NIS. 2.6 million against "Sonol" "Paz", and "Delek" on account of the netting of the said amount by the defendants from payments, under the pretext that gasoil stored by the plaintiff on their behalf was deleted, at some stage, from its records. The amount claimed from Sonol is NIS. 0.7 million. On October 31, 2001 the defendants requested that the claim be transferred from summary procedure to regular procedure. To date, no reply has been received. The prospects of Sonol's defense claims are good.

                  t. In the period preceding the Company's acquisition of Tambour, an indictment was submitted to the Jerusalem district court against Tambour and several of its former employees who worked for Tambour in the relevant period on account of a violation of the Law of Restrictive Business Practices - 1998. Within the framework of a plea bargain, Tambour was fined NIS. 2.25 million. The Company recorded a provision for the fine when it calculated the purchase price of Tambour. Tambour signed a two year commitment to refrain from violating the Law for Restrictive Practices, and should it not do so, to pay an amount of NIS. 1 million.

                  u. Two investigations have been instituted by the Israel Police and the Ministry of Energy against Supergas regarding two instances of deaths of customers from leaks of poisonous gas from gas heaters. To date, no recommendation has been received from the police or the district attorney regarding filing for criminal indictment in connection with these deaths.

                  v. In August 2000, Bank Hapoalim filed a claim against Supergas for the payment of an amount of NIS. 3.4 million they claim is owed to the bank by Etzion Gas Products (1998) Ltd. (50% ownership). No date has yet been set for deliberations. Supergas filed for the total cancellation of this claim inasmuch as it did not provide any guarantees for amounts owed by Etzion Gas Products (1998) Ltd. Supergas' request was denied and it has appealed the decision.

                        In the opinion of the Company's management and its legal counsel, Supergas' defense prospects are good.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERALS, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      C.    THE CONSOLIDATED COMPANIES ARE COMMITTED AS OF BALANCE SHEET DATE AS
            FOLLOWS:

        (1) COMMITMENTS:                                                NIS.
                                                                    (THOUSANDS)
                                                                    -----------
        Acquisition of fixed assets                                     162,367

        Suppliers of fuel, luboils and equipment
        (delivery January 2002)                                         100,681

        Completion of projects                                           68,963

        Rental leases and obligations in accordance with signed
        agreements with agencies for the use of their outlets for
        marketing the Company's products over various periods(*)      1,077,833

        Lease  obligation for a computer and other equipment for
        various periods for a period of up to five years                  2,084

        (*) The rental liability for each of the years following
        December 31, 2001 is as follows:
             2002                                                        81,300
             2003                                                        76,903
             2004                                                        73,466
             2005                                                        61,730
             2006                                                        57,434
             2007 and thereafter                                        727,000
                                                                    -----------

                                                                      1,077,833
                                                                    ===========

      (2)   COMMITMENTS FOR INVESTMENTS:

            a. In 1996, a consolidated company signed an agreement for its participation in a limited partnership to establish a tourist attraction. The investment by the consolidated subsidiary (including loans and guarantees) is expected to reach an amount of up to NIS. 35.7 million linked to the representative rate of the U.S. dollar, for which it will obtain a 35% share in the limited partnership. As of the balance sheet date, the company invested approximately NIS. 7.2 million. see note 28.D.5

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      C.    (2)   COMMITMENTS FOR INVESTMENTS: (CONTINUED)

                  b. In 1998, a consolidated company entered into a joint venture to construct a building project on jointly owned land. The project will include a 23 story office building covering an area of approximately 23,000 sq. m. and underground parking facilities. In addition, the company signed a conditional agreement whereby it agreed to pay the city of Tel Aviv an amount of NIS. 11.5 million, linked to the Index for betterment taxes. As of the balance sheet date, the balance of the liability payable amounted to NIS. 8.6 million.

                        The partners in the joint venture, also entered into an agreement with a bank whereby the bank will provide construction financing throughout the construction period. In return, the consolidated company collateralized its rights to the land and future payments from the project to the bank.

                  c. Should the restructuring of the companies in the group be realized (see note 1), it is expected that the Company will incur costs, primarily professional fees, taxes on the transfer of assets between companies and other fees. At this time, the extent of these costs is not known.

                  d. In the year 2000, The Controller of Oil Interests in the Ministry of National Infrastructures ("Controller") granted a license to Granite - Sonol Oil Drilling and Gas Limited Partnership for oil exploration on a tract of land of over 400,000 dunam located between Or Yehuda in the north, Kiryat Malachi in the south and Mishmar Ayalon in the east and known as License No. 302/"Modiin". Under the terms of the license, the Limited Partnership was obligated to carry out certain preliminary activities by October 1, 2001. A dispute has arisen between the Controller and the Partnership in regard to carrying out the preliminary activities. On January 9, 2002 the Controller issued a warning to the Company informing it of his intention to revoke its license, due to the non-fulfillment by the company of the agreed upon work plan, with a recommendation that the Company make all the necessary corrections within 60 days in order to prevent the revocation of the rights granted to the Limited Partnership under the terms of the license. The Company has appealed the decision. Subsequently, on March 3, 2002, the Company received a notice in accordance with Paragraph 55(a) of Oil Law, stating that the license will not be revoked prior to a ruling by the Minister.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      C.    (2)   COMMITMENTS FOR INVESTMENTS: (CONTINUED)

            e. On September 30, 2001 an agreement was signed between the Company and Naspen Ltd. of the Baran group, whereby the parties to the agreement will invest in equal shares in Oganim Beyarok Ltd. which has been assigned to deal in the country and abroad with leasing land and masts for constructing antennas for communication equipment (TM-Tower Management). According to agreement, the maximum investment of the Company will amount to approximately 5 million U.S. dollars. The agreement is conditional to the endorsement of the agreement by the authorized members of the parties and if necessary the Controller of Restrictive Trade Practices. As of the date of the financial statements, the required approvals have not yet been received, and share capital has not been issued by Oganim Beyarok Ltd. to the Company.

      D. THE CONSOLIDATED COMPANIES HAVE CONTINGENT LIABILITIES AS OF THE BALANCE SHEET DATE AS FOLLOWS:

                                                                            NIS.
                                                                         (THOUSANDS)
                                                                         -----------
            1. Bank guarantees in respect of customers                         4,664

            2. Performance guarantees to customers and others                 17,187

            3. Guarantees to municipalities and tax authorities               12,343

            4. Other guarantees                                                4,315

            5. Guarantees to a bank for the financing of a tourism         Unlimited
               project currently under construction                           Amount

            6. Guarantees given to Customs and Excise Department for
               payment of customs duty, purchase and other taxes by        Unlimited
               the company and consolidated companies                         Amount

            7. Guarantees given to a government agency  account of
               the liabilities of a consolidated company regarding its     Unlimited
               share of oil and gas exploration agreement                     Amount

      E.    CREDIT RISKS

            1. The maximum credit risks of the Company regarding its financial assets do not exceed the book value of the financial assets less the existing collateral held by the Company.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 28 - COLLATERAL, COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

      E.    CREDIT RISKS (CONTINUED)

            2. Concentration of credit risks is created by the fact, that the consolidated company's customers and long-term receivables (long-term loans granted) are of similar character (independent fuel agencies). The highest balance is that of an agent whose current balance (included in trade receivables) and whose long-term balance (included in long-term loans) total approximately NIS. 31.8 million. Against a portion of amounts due from customers, the Company has collateral as is acceptable in the industry. The financial statements include specific provisions for receivables, whose the collection in the opinion of the management, is questionable.

      F.    CURRENCY FUTURE TRANSACTIONS

            As of the balance sheet date, the Company, through a consolidated company carried out future currency transactions as follows:

            4 futures contracts for the purchase of dollars in the amount of $
            1.5 million and 5 future contracts in the amount of Euro 2.2 million for payment during the months of January - February 2002. The fair value of these contracts in the amount of NIS. 454 thousand is included in Accounts receivable.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 29 - EVENTS IN THE FUEL SECTOR

      In accordance with the Law for Arrangements in the State Economy (2001) and the regulations thereto, changes have been enacted regarding the holding the Emergency stocks of fuel products. The new regulations have established two categories of Emergency stocks: Security Inventories and Civilian Inventories (see note 2.C.1). The Security Inventories are stored in separate tanks at specified locations and are designated to be used in case of an emergency. The Security stocks are therefore included in the financial statements as Non-current inventories. The government will continue to finance and guarantee the value of inventories defined as Security Inventories.

      Regarding the Civilian Inventories, fuel companies selling gasoil to the civilian market are required to hold gasoil stocks as determined by the Law for Arrangements in the State Economy (2001) and its regulations. The government guarantees the value of the Civilian gasoil inventories so that the Company does not incur any gains or losses from price fluctuations of gasoil. The government does not cover costs incurred from holding these inventories. As a result of the above, the inventories whose holding costs the Company fully absorbs increased. The price of benzine, which is under government price control has been updated in order to enable the companies to recover the additional costs resulting from the above changes regarding benzine. Other products sold are not subject to price controls. All the above changes were effective as of August 1, 2001. The increase in commercial stocks, increases the exposure of the Company to fluctuations in the value of its inventories, due to fluctuations of market prices of petroleum products. Price fluctuations of petroleum products may materially affect the periodic operating results of the Company. The Company is exploring ways to minimize those effects. It is not possible to predict the effects of these changes on the Company's financial results.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 30 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

      a.    INCOME AND EXPENSES FROM INTERESTED AND RELATED PARTIES.

            1.    Consist of:

                                                             YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------------
                                        2001                          2000                         1999
                             --------------------------------------------------------------------------------------
                                                                NIS. (THOUSANDS)
                             --------------------------------------------------------------------------------------
                             Interested       Related      Interested      Related      Interested       Related
                               parties        parties        parties        Parties       parties        parties
                             -----------    -----------    -----------   ------------   -----------   -------------
      Financing expenses              --             --             --             --            --            145
      Financing income                --            809             --          1,059            27            724
      Income from
      Management services             --            438             --          1,566            --          6,284
      Purchases                  383,772             --        426,324             --       210,275             --
      Services purchased             658             --            797             --            --             --

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

      b.    BENEFITS TO INTERESTED PARTIES

                                                                     YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                              NUMBER          2001           2000               1999
                                                OF      --------------   -------------    ---------------
                                              PERSONS                   NIS. (THOUSANDS)
                                              -------   -------------------------------------------------
             1. Interested party employed
                by the Company                   1            3,035          3,184             4,661

             2. Directors                       13            1,026            965             1,144

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 30 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES (CONTINUED)

      c.    BALANCES WITH INTERESTED AND RELATED PARTIES

                                                     YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------
                                                 2001                       2000
                                      -------------------------   -------------------------
                                                        NIS. (THOUSANDS)
                                      -----------------------------------------------------
                                      Interested      Related     Interested      Related
                                        Parties       Parties       Parties       parties
                                      -----------   -----------   -----------   -----------
CURRENT ASSETS:
Trade receivables                           1,056        25,952         1,965        28,322
Other receivables                              --           203            --           206
                                      -----------   -----------   -----------   -----------
                                            1,056        26,155         1,965        28,528
                                      ===========   ===========   ===========   ===========
Loans and capital notes
 to subsidiary companies                                  9,464                       9,754
                                                    ===========                 ===========

The highest balance with
 interested parties during the year         2,802                       4,707
                                      ===========                 ===========

CURRENT LIABILITIES:
Trade payables                             22,815         6,805        35,953         4,518
Other payables                                 --           506            --           114
                                      -----------   -----------   -----------   -----------
                                           22,815         7,311        35,953         4,632
                                      ===========   ===========   ===========   ===========
The highest balance with
 interested parties during the year        43,849                      54,044
                                      ===========                 ===========

Commitment to purchase fuel
 products  from an interested party        18,831                      30,473
                                      ===========                 ===========

NOTE 31 - SUBSEQUENT EVENTS

            a. The Company signed an agreement in principle to participate in a tender published by the Ministry of National Infrastructures for the construction of a salt water desalination plant having a yearly capacity of 15-30 million cubic meters ("Tender"). Participation in the Tender will be within the framework of a consortium comprised as follows: Tahal Consulting Engineers Ltd., Ossif Investments and Development Ltd., Middle East Pipelines Ltd., and Ocean Advanced Industries Ltd. ("Group").The Company's share in the Group will be 26.5%. The consortium will operate through a company established especially for this purpose named Via Maris Desalination Ltd. The tender was submitted on January 24, 2002.

            b. Granite-Sonol Oil and Gas Drilling Limited Partnership ("Partnership"), fully controlled by the Company acquired all the rights of BG International Ltd. ("Sellor") consisting of 35% in the site area, in accordance with the Oil Law (1952), known as site 1/9 "Med Ashdod" opposite the Ashdod coastline, for a period of thirty years.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 31 - SUBSEQUENT EVENTS (CONTINUED)

                  The acquisition was made at a price of $ 500,000 which was paid on January 25, 2002, at the time of the signing of the agreement. In addition, the Partnership agreed to take the Sellor's place and to be a party to the Joint Operating Agreement (JOA) and also, to continue investing in the license site according to the work plan of the consortium owning the license. The acquisition is subject to the approval of the Controller of Restrictive Trade Practices and the Controller of Oil Matters.

            c. Tambour, through a consolidated company, is participating in an international tender published by Mekorot Water Corporation Ltd. for the planning, delivery, construction and the initial operation of a water desalination plant having a yearly capacity of 45 million cubic meters. Tambour's participation is through a joint enterprise whose partners, in addition to Tambour, are Aviv Partners, Gaon Agro Ltd., Tahal Engineers and Consultants Ltd., Oceana Advanced Industries Ltd. and Tedagua (a Spanish company specializing in water desalination). Tambour has a 25% share in the joint venture.

NOTE 32 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS

      The financial records of the Company and its consolidated companies are maintained on a current basis in historical nominal New Israel Shekels and U.S. dollars.

      The translated consolidated financial statements, stated in U.S. dollars, have been prepared in accordance with generally accepted accounting principles for use in connection with the preparation of the financial statements of a U.S. shareholder.

      The functional currency of the Company is the U.S. dollar. The consolidated financial statements in U.S. dollars are prepared in accordance with translation principles identical to those prescribed by Statement of Financial Accounting Standards No. 52 ("F.A.S.B. 52"), based on the historical nominal amounts.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 32 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                             TRANSLATED TO U.S. DOLLARS
                                             --------------------------
                                                    DECEMBER 31,
                                             --------------------------
                                                  2001       2000
                                             --------------------------
CURRENT ASSETS
 Cash and cash equivalents                         7,717      5,139
  Marketable securities                            6,070      3,250
  Trade receivables                              198,560    196,065*
  Other receivables                               19,438     10,748*
  Receivables on account of projects
    in progress                                    4,213         --
  Inventories                                     58,620     74,489*
                                                --------   --------
                                                 294,618    289,691
                                                --------   --------

NON-CURRENT INVENTORIES                           28,578         --
                                                --------   --------

INVESTMENTS, LONG-TERM LOANS AND
  RECEIVABLES
 Affiliated companies
   and others                                     40,377     35,310
  Long-term loans                                 27,750     31,584
  Deferred taxes, net                              3,259      1,741
                                                --------   --------
                                                  71,386     68,635
                                                --------   --------

FIXED ASSETS NET OF ACCUMULATED
DEPRECIATION                                     253,309    156,765
                                                --------   --------

INTANGIBLE ASSETS AND DEFERRED
 CHARGES, NET                                     27,406     19,043

                                                --------   --------

                                                 675,297    534,134

                                                ========   ========

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 32 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                               TRANSLATED TO U.S. DOLLARS
                                               --------------------------
                                                      DECEMBER 31,
                                               --------------------------
                                                  2001          2000
                                               -----------   ------------
CURRENT LIABILITIES
Credit from banks and others                     281,311        268,418
Current portion of convertible
 debentures                                        3,047          2,981
Trade payables                                    36,390         31,836
Other payables                                    41,512         29,074*
                                                --------       --------
                                                 362,260        332,309
                                                --------       --------

LONG-TERM LIABILITIES
Long-term loans                                  150,571         51,876
Debentures convertible into shares
 of the Company                                                   3,053
Customers' deposits                               13,936         14,478
Liabilities for employee rights upon
 retirement, net                                   6,892          4,468
Deferred taxes                                    16,161             --
Capital notes issued by a consolidated
 company                                             191             53
                                                --------       --------
                                                 187,751         73,928
                                                --------       --------

MINORITY INTEREST                                  2,938          1,531
                                                --------       --------

SHAREHOLDERS' EQUITY                             122,348        126,366
                                                --------       --------

                                                 675,297        534,134
                                                ========       ========

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 32 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                        CONSOLIDATED STATEMENT OF INCOME

                                 (IN THOUSANDS)

                                             TRANSLATED TO U.S. DOLLARS
                                       ---------------------------------------
                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                         2001           2000            1999
                                       --------       --------        --------
Sales                                   907,181        981,345*        810,175*
Less: Government imposts               (301,286)      (313,010)       (316,707)
                                       --------       --------        --------

Net sales                               605,895        668,335         493,468
Cost of sales                           462,737        538,749*        360,196*
                                       --------       --------        --------
Gross profit                            143,158        129,586         133,272
                                       --------       --------        --------

Selling, general and
 administrative expenses                 88,953         80,073*         74,892*
Depreciation and amortization            18,653         19,115*         17,654*
                                       --------       --------        --------
                                        107,606         99,188          92,546
                                       --------       --------        --------

Income from operations                   35,552         30,398          40,726
                                       --------       --------        --------

Financing expenses, net                  (8,937)       (20,751)*       (21,232)*
Other income, net                         2,011         13,383*          1,620*
                                       --------       --------        --------
                                         (6,926)        (7,368)        (19,612)
                                       --------       --------        --------

Income before taxes on income            28,626         23,030          21,114
Taxes on income                           6,506          9,791           8,147
                                       --------       --------        --------

Income after taxes on income             22,120         13,239          12,967
Company's share in income
 of affiliates, net                       2,687          2,375             367
Minority interest in consolidated
subsidiaries, net                          (476)          (605)           (701)
                                       --------       --------        --------

Net income for the year                  24,331         15,009          12,633
                                       ========       ========        ========

Earnings per ordinary share
(in U.S. dollars):

Primary and fully diluted                  0.18           0.11            0.09
                                       ========       ========        ========

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 32 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                           TRANSLATED TO U.S. DOLLARS

                                                                    Company's
                                                                   shares held                        Other
                                                                       by a                        Accumulated
                                        Common        Capital      consolidated      Retained     Comprehensive
                                        stock         Reserves       company         Earnings        Income *         Total
                                       --------       --------     ------------      --------     -------------      --------
Balance as at January 1, 1999            59,599         64,328             --         (11,246)            (16)        112,665
 Changes in 1999:
 Net income for the year                     --             --             --          12,633              --          12,633
 Dividend paid                               --             --             13         (14,823)             --         (14,810)
 Acquisition of the Company's
   shares held by a consolidated
   company                                   --             --           (154)             --              --            (154)
 Unrealized gains on securities              --             --             --              --             630             630
 Reclassification adjustment for
   gains included in net income              --             --             --              --             (29)            (29)
                                       --------       --------       --------        --------        --------        --------
 Balance as December 31, 1999            59,599         64,328           (141)        (13,436)            585         110,935
                                       --------       --------       --------        --------        --------        --------

 Changes in 2000:
 Net income for the year                     --             --             --          15,009              --          15,009
 Acquisition of the Company's
   shares held by a consolidated
   company                                   --             --           (669)             --              --            (669)
 Conversion of debentures to
   shares                                    97            714             --              --              --             811
 Reclassification adjustment for
   gains included in net income              --             --             --              --             280             280
                                       --------       --------       --------        --------        --------        --------
 Balance as December 31, 2000            59,696         65,042           (810)          1,573             865         126,366
                                       ========       ========       ========        ========        ========        ========
 Changes in 2001:
 Net income for the year                     --             --             --          24,331              --          24,331
 Dividend paid                               --             --             --         (27,934)             --         (27,934)
 Acquisition of the Company's
   Shares held by a consolidated
   Company                                   --             --            (62)             --              --             (62)
 Reclassification adjustment for
   Gains included in net income              --             --             --              --            (353)           (353)
                                       --------       --------       --------        --------        --------        --------

Balance as December 31, 2001             59,696         65,042           (872)         (2,030)            512         122,348
                                       ========       ========       ========        ========        ========        ========

* Deriving from unrealized gains (losses) on marketable securities. Tax effect is immaterial.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

NOTE 32 - FINANCIAL STATEMENTS TRANSLATED INTO U.S. DOLLARS (CONTINUED)

            The material differences between Israeli GAAP and U.S. GAAP as applicable to the financial statements are:

            a) DEFERRED TAXES IN RESPECT OF DIFFERENCES IN MEASURING NON-MONETARY ITEMS:

                  Deferred taxes in respect of differences in the measuring of non-monetary items (mainly fixed assets and inventories) for accounting purposes (U.S. dollar) and for tax purposes (Adjusted NIS).

                  IN ACCORDANCE WITH ISRAELI GAAP:

                  Companies record deferred taxes in respect of all such differences.

                  IN ACCORDANCE WITH U.S. GAAP:

                  According to paragraph 9(f) of FAS No. 109, deferred taxes should not be provided in respect of such differences.

            b)    MARKETABLE SECURITIES

                  IN ACCORDANCE WITH ISRAELI GAAP:

                  Israeli GAAP divides marketable securities into two categories: Marketable securities that constitute a "current investment" are stated at market value.

                  Marketable securities, that constitute a "permanent investment" are stated at cost (and in respect to debentures - include accumulated interest), except where their market value is lower, and the decline in value is not considered to be temporary. Changes in value are charged to the statement of income. See also note 2F above.

                  IN ACCORDANCE WITH U.S. GAAP:

                  FAS No. 115 divides marketable securities into three categories:

                  (1) Marketable securities that are acquired and held principally for the purpose of selling them in the near future, are classified as "trading securities" and are reported at their fair value. Unrealized gains and losses are included in the statement of income.

                  (2) Debt securities that the company intends hold to maturity are classified as "held-to-maturity" securities are reported at their amortized cost.

                  (3) Marketable securities, not classified as either "held-to-maturity" securities or "trading securities", are classified as "available-for-sale" securities and are reported at their fair value. Unrealized gains and losses are included in a separate item within the shareholders equity, and reported as other comprehensive income.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

LIST OF THE MAIN SUBSIDIARIES AND AFFILIATES                               HOLDINGS AND
--------------------------------------------                              CONTROL AS OF
                                                                         DECEMBER 31,2001
                                                                         ----------------
                                                                                 %
                                                                                ---
         Consolidated Subsidiaries:
         Sonol Israel Ltd.                                                      100
         Tambour Ltd.                                                           100
         Sprint Motors Ltd.                                                     100
         Sprint Motors Agencies (1995) Ltd.                                     100
         Sprint Motors Transport (1999) Ltd.                                    100
         Milchen Sonol Agency Ltd.                                               66.67
         Sonol J-M Ltd.                                                          70
         Sonol Dan (1992) Ltd.                                                  100
         Sonol Agencies Shuvas (1996) Ltd.                                      100
         Sonol Darom Ltd.                                                       100
         Sonol Cnaan Ltd                                                         51
         Sonol Shani Agencies Ltd.                                               51
         Sonokal (1999) Limited Partnership                                      51
         Allied Oils and Chemicals Ltd.                                         100
         Sonapco Bank Street Corporation                                        100
         Supergas Israel Gas Distribution Company Ltd.                          100
         Supergas Hanegev Ltd.                                                   65
         Supergas Rehovot (1989) Ltd.                                           100
         M. Solomon & Co. Gas Agencies Ashkelon Ltd.                             51
         Supergas Hagalil Ltd.                                                  100
         Supergas Etzion Holdings (1997) Ltd.                                   100
         Rav Gas Ltd.                                                            55
         Granite Hacarmel Holdings (1993) Ltd.                                  100
         Granite Hacarmel Properties (1993) Ltd.                                100
         Granite Hacarmel O.Y. Holdings Ltd.                                    100
         Granite Hacarmel Development Holdings Ltd.                             100
         Sonol Granite Oil Exploration - Limited Partnership                    100
         Granite Hacarmel Development Ltd.                                      100
         Sonol Granite Oil Exploration - Limited Partrnership                   100
         Granite Hacarmel Industries Holdings Ltd                               100
         Granite Hacarmel Industries Ltd.                                       100
         Granite Hacarmel Y.A. Holdings Ltd.                                    100
         Granite Hacarmel NZV Holdings Ltd.                                     100
         Granite Hacarmel Motorika Holdings Ltd.                                100
         Granite Hacarmel Energy Holdings Ltd.                                  100
         Granite Hacarmel Energy (1997) Ltd.                                    100
         Granite Hacarmel Tourism Ltd.                                          100
         Otzem Promotion and Investments (1991) Ltd.                            100
         Sonor Ltd.                                                             100
         After Holdings Ltd.                                                    100

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

LIST OF THE MAIN SUBSIDIARIES AND  AFFILIATES (CONT.)                       HOLDINGS AND
---------------------------------------------                              CONTROL AS OF
                                                                         DECEMBER 31, 2001
                                                                         -----------------
                                                                                 %
                                                                                ---
         Consolidated Subsidiaries: (cont.):
         R.R.E. Rotem Engineering Ltd.                                           77
         S.D.L. Technology (sol) Ltd.                                            55.46
         Gil - the Israeli Marketing Paint Company                              100
         Tambour Ecology Ltd.                                                    77
         Tambour Investments 1996 Ltd.                                          100
         Tambourechev 1997 Ltd.                                                 100
         Safety Kleen (Israel) Ltd.                                              77
         Tzevah Paint Industries Ltd.                                           100
         Tzah-Israeli Printing Inks Ltd.                                        100
         Serafon Resinous Chemicals Corp. Ltd.                                  100
         Serafon Trading 1997 Ltd.                                              100
         Tovalah Ltd.                                                           100
         Cotachem Farben G.M.B.H                                                100
         Tambour Distribution Ltd.                                              100
         Askar Ltd.                                                             100

         Affiliated Companies (accounted for by the equity
           method):
         Texma Chemicals Ltd.                                                    50
         Yarok Az Ltd.                                                           22.9
         Etzion Gas Products (1999) Ltd.                                         50
         Lev Magor Management and Services Ltd.                                  50
         Park Cible Management and Holdings Ltd.                                 50
         Nitzba Holdings (1995) Ltd.                                             10.66
         Orpak Industries (1983)Ltd                                              10.1
         Park Mini Israel Ltd.                                                   35
         Kleesson Holdings (1999)  Ltd.                                          50
         Park Mini Israel - Limited Partnership                                  35
         International Ilios Cotachem S.A                                        43
         L.D.I.-Leasing Dynamics International Ltd.                              25.1

The above list does not include inactive and/or immaterial affiliated companies and others

                                 OPHIRTECH LTD.
                            (An Israeli Corporation)
                               2001 ANNUAL REPORT

                                 OPHIRTECH LTD.
                               2001 ANNUAL REPORT




                                TABLE OF CONTENTS




                                                           PAGE

REPORT OF INDEPENDENT AUDITORS                               2
FINANCIAL STATEMENTS - IN ADJUSTED
   NEW ISRAELI SHEKELS (NIS):
   Balance sheets                                            3
   Statements of operations                                  4
   Statements of changes in shareholders' equity             5
   Statements of cash flows                                  6
   Notes to financial statements                           7-27

                         REPORT OF INDEPENDENT AUDITORS


To the shareholders of
OPHIRTECH LTD.


We have audited the balance sheets of Ophirtech Ltd. (the "Company") as of December 31, 2001 and 2000 and the statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2001 and for the period from March 29, 2000 (date of incorporation, see note 1a(1)) to December 31, 2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations, the changes in its shareholders' equity and its cash flows for the year ended December 31, 2001 and for the period from March 29, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in Israel. Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1b, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical loss and shareholders' equity to the extent summarized in note 11.

The special condensed financial statements which are presented in note 10 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standards No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.


Tel-Aviv, Israel                                    Kesselman & Kesselman
   February 20, 2002                         Certified Public Accountants (Isr.)

                                 OPHIRTECH LTD.
                                 BALANCE SHEETS
                         IN ADJUSTED NEW ISRAELI SHEKELS


                                                               DECEMBER 31
                                                          ----------------------
                                                             2001       2000
                                                          ---------    ---------
                                                   NOTE       IN THOUSANDS
                                                   -----  ----------------------
                                                    5b

                     A S S E T S
CURRENT ASSETS:
   Cash and cash equivalents                                   989          1
   Short-term loan to a company which is an
     interested party                               9a                 12,045
   Accountants receivable                           9b       1,033         12
                                                           -------    -------
        Total  current assets                                2,022     12,058
                                                           -------    -------
INVESTMENTS IN COMPANIES                             2      70,326     98,573
                                                           -------    -------
FIXED ASSETS:                                        3
   Cost                                                        374        276
   L e s s - accumulated depreciation                           66          3
                                                           -------    -------
                                                               308        273
                                                           -------    -------
                                                            72,656    110,904
                                                           =======    =======
         LIABILITIES AND SHAREHOLDERS' EQUITY       5b
CURRENT LIABILITIES :
   Short-term bank credit                           9c        2000
   Short-term loan from a company which is an
     interested party                               9a       4,713
   Accounts payable and accruals                    9d         615        164
                                                           -------    -------
        Total  current liabilities                           7,328        164
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT,
   net of amount funded                              4          67
COMMITMENT                                          5a
                                                           -------    -------
        Total  liabilities                                   7,395        164
SHAREHOLDERS' EQUITY                                 6      65,261    110,740
                                                           -------    -------
                                                            72,656    110,904
                                                           =======    =======



                                        ) RAZ STEINMETZ
                    --------------------
                                        ) CHAIRMAN OF THE BOARD OF
                                          DIRECTORS

                                        ) YERMIYAHU KAPLAN
                    --------------------
                                        ) MANAGING DIRECTOR


   Date of approval of the financial statements: February 20, 2002


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 OPHIRTECH LTD.
                            STATEMENTS OF OPERATIONS
                         IN ADJUSTED NEW ISRAELI SHEKELS




                                                                        PERIOD FROM
                                                                      MARCH 29, 2000
                                                                          (DATE OF
                                                                      INCORPORATION, SEE
                                                         YEAR ENDED    NOTE 1a(1)) TO
                                                        DECEMBER 31,     DECEMBER 31,
                                                 NOTE       2001             2000
                                                 ----   -----------   -----------------
    WRITE-DOWN OF INVESTMENTS IN
       COMPANIES                                   2         44,809        2,535
    GENERAL AND ADMINISTRATIVE EXPENSES           9g            990          217
    FINANCIAL INCOME - net                                     (320)        (833)
                                                            -------      -------
    LOSS FOR THE PERIOD                                      45,479        1,919
                                                            =======      =======











    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 OPHIRTECH LTD.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         IN ADJUSTED NEW ISRAELI SHEKELS



                                                      RECEIPTS ON
                                                        ACCOUNT
                                              SHARE    OF SHARES   ACCUMULATED
                                             CAPITAL     TO BE       DEFICIT      TOTAL
                                                        ALLOTTED
                                            --------  ------------  -----------   ------
                                                             IN THOUSANDS
                                            --------------------------------------------
PERIOD FROM MARCH 29, 2000 (DATE OF
   INCORPORATION, SEE NOTE 1a(1) TO
   DECEMBER 31, 2000:
   Issuance of share capital                 *                                         *
   Receipts on account of shares to be
     allotted, see note 6b                             131,711                   131,711
   Difference between cost of acquisition
     of investments in companies from a
     company under common control and
     the carrying value of those
     investments on the books of that
     company, see note 1a(1)                                        (19,052)     (19,052)
   Loss                                                              (1,919)      (1,919)
                                             -------   -------      -------      -------
BALANCE AT DECEMBER 31, 2000                           131,711      (20,971)     110,740
CHANGES DURING 2001 - loss                                          (45,479)     (45,479)
                                             -------   -------      -------      -------
BALANCE AT DECEMBER 31, 2001                 *         131,711      (66,450)      65,261
                                             =======   =======      =======      =======


               * Represents an amount less than adjusted NIS 1,000





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 OPHIRTECH LTD.
                            STATEMENTS OF CASH FLOWS
                         IN ADJUSTED NEW ISRAELI SHEKELS

                                                                         PERIOD FROM
                                                                          MARCH 29,
                                                                        2000 (DATE OF
                                                                        INCORPORATION,
                                                                          SEE NOTE
                                                           YEAR ENDED     1a(1)) to
                                                          DECEMBER 31,   DECEMBER 31,
                                                              2001           2000
                                                          ------------   ------------
                                                                  IN THOUSANDS
                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss for the period                                       (45,479)       (1,919)
   Adjustments required to reflect the cash flows from
     operating activities*                                    44,312         1,857
                                                             -------       -------
   Net cash used in operating activities                      (1,167)          (62)
                                                             -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                      (98)         (276)
   Investment in companies (including acquisition from a
     company which is an interested party)                   (16,562)     (125,672)
   Decrease (increase) in short-term loan to a company
   which is an interested party - net                         16,815        (5,700)
                                                             -------       -------
   Net cash provided by (used in) investing activities           155      (131,648)
                                                             -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts on account of shares to be allotted                            131,711
   Short-term bank credit                                      2,000
                                                             -------       -------
   Net cash provided by financing activities                   2,000       131,711
                                                             -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS                            988             1
BALANCE OF CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             1
                                                             -------       -------
BALANCE OF CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 989             1
                                                             =======       =======
*  ADJUSTMENTS REQUIRED TO REFLECT CASH FLOWS
   FROM OPERATING ACTIVITIES:
   Expenses not involving cash flows:
     Depreciation                                                 63             3
     Write down of investments in companies                   44,809         2,535
     Liability for employee rights upon retirement - net          67
     Linkage differences on a loan from a company which
      is an interested party                                     (57)         (833)
                                                             -------       -------
                                                              44,882         1,705
                                                             -------       -------
   Changes in operating asset and liability items:
     Increase in accounts receivable                          (1,021)          (12)
     Increase in accounts payable and accruals                   451           164
                                                             -------       -------
                                                                (570)          152
                                                             -------       -------
                                                              44,312         1,857
                                                             =======       =======


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 OPHIRTECH LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies, applied on a consistent basis, are as follows:

         a. GENERAL:

            1) Ophirtech Ltd. (the "Company"), which is owned by Polar Investments Ltd. (42.5%), Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (42.5%) and Gmul Investment Company Ltd. (15%), was incorporated on March 29, 2000. The Company invests in start-up companies in various stages of development, from newly established enterprises to companies that have reached advanced development stage.

                On March 30, 2000, the Company purchased investments in high-tech companies engaged in various fields of activity (communications, software, security, etc.) from Ophir Holdings Ltd. ("Ophir Holdings"), a company under common control, for approximately adjusted NIS 72.7 million, an amount representing the fair value of the said investments. The difference between the proceeds and the carrying value of those investments on the books of Ophir Holdings was carried to the Company's accumulated deficit, in accordance with the Israeli Securities (Presentation in Financial Reports of Acts between Body Corporate and its Controlling Member) Regulations, 1996.

                On January 1, 2001, the employees of Ophir Holdings and one of its subsidiaries were transferred to the Company. Ophir Holdings and its subsidiary participate in the employees' payroll costs, as well as the Company's general and administrative expenses - see note 9g.

            2) Interested parties - as defined in the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

         b. ADJUSTED FINANCIAL STATEMENTS:

            1) The financial statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel (the "Israeli Institute"). All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 2001 adjusted NIS) - based upon the changes in the Israeli consumer price index (the "Israeli CPI", see also h. below).

                The adjustment of the financial statements is based on the accounts of the Company, maintained in nominal NIS. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, are presented in note 10.

                The components of the statements of operations were, for the most part, adjusted as follows: the components relating to transactions carried out during the period were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly depreciation and write-down) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the period.

                                OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

            2) The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term "cost" signifies cost in adjusted Israeli currency.

            3) In October 2001, the Israeli Accounting Standards Board issued Accounting Standard No. 12, "Discontinuance of Adjusting Financial Statements for Inflation". Standard 12 provides for the discontinuance of inflation-adjusted financial statements and the return to the nominal-historical financial reporting as it generally practiced in the world, due to the significant decrease in recent years in the inflation rates, and the less common usage of linkage in the Israeli economy.

                The date for the transition to nominal-historical reporting will be January 1, 2003.

                According to this Standard, the adjustment of financial statements for inflation will be discontinued commencing January 1, 2003. Through December 31, 2002, the Company will continue to draw up financial statements, adjusted to inflation in accordance with Opinion No. 36 of the Israeli Institute. The inflation-adjusted amounts as of December 31, 2002, will be the base for the nominal-historical financial reporting in the following periods.

                The implementation of Standard No. 12 will mainly effect the financial expenses item.

         c. INVESTMENTS IN COMPANIES

            The investments in the shares of these companies are presented at cost.

            The Company revenues for impairment its investments in these companies from time to time. Impairment losses, not of a temporary nature, that are revealed by such revenues are included in the Company's accounts.

            As to the investments transferred from Ophir Holdings, see a(1) above.

         d. FIXED ASSETS:

            1)  These assets are stated at cost.

            2) The assets are depreciated by the straight-line method, on basis of their estimated useful life.

                Annual rates of depreciation are as follows:

                                    %
Vehicles                            15
Office furniture and
equipment(including computers
 and peripheral equipment)         7-33

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

         e. CASH EQUIVALENTS

            The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

         f. LOSS PER NIS 1 OF PAR VALUE OF SHARES

            The financial statements do not include data regarding loss per NIS 1 of par value of shares, since the data would not provide significant additional information to that otherwise provided by the financial statements.

         g. LINKAGE BASIS

            Balances the linkage arrangements in respect of which stipulate linkage to the last index published prior to date of payment are stated on basis of the last index published prior to balance sheet date (the index for November).

         h. DATA REGARDING THE EXCHANGE RATE AND THE ISRAELI CPI:

                                              EXCHANGE
                                              RATE OF ONE    ISRAELI
                                              U.S. DOLLAR     CPI*
         At end of year:
            2001                               NIS 4.416  170.9 points
            2000                               NIS 4.041  168.5 points
         At March 29, 2000                     NIS 4.008  166.5 points
         Increase (decrease)
          during:
            Year ended December 31,2001          9.3%        1.4%
            Period from March 29, 2000
            (date of incorporation) to
            December 31, 2000                    0.8%        1.2%


                  *Based on the index for the month ending on each balance
                   sheet date, on the basis of 1993 average = 100.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES:

         a. As stated in Note 1a(1), on March 30, 2000, the Company purchased investments in high-tech companies from Ophir Holdings.

            The fair value of the investments upon acquisition was adjusted NIS 72,761,000 and their book value as recorded in the accounts of Ophir Holdings was adjusted NIS 53,709,000.

         b. The rate of shareholding in the companies (fully diluted) at December 31, 2001 is as follows:

                                                                           PERCENTAGE
                                                                           OF CONTROL
                                                               PERCENTAGE    (FULLY
                                                               OF CONTROL   DILUTED)
                                                                   %           %
         StoreAge Networking Technologies Ltd. - "StoreAge"(a)     11.0        8.6
         Celvibe Ltd. - "Celvibe" (b)                              14.4       11.2
         Trans4u Ltd. - "Trans4u" (c)                              10.2        9.1
         Electrochemical Light Switch Inc. - "Electro" (d)         15.0       15.0
         Indocs Online Ltd. - "Indocs" (e)                         14.4       13.7
         Expand Networks Ltd. - "Expand" (f)                       11.2        9.2
         Netformx Ltd. - "Netformx" (g)                             5.9        4.9
         Interlink Computer Communications Ltd. - "Interlink"(h)   13.2       12.0
         Carmel Biosensors Ltd. - "Carmel" (i)                     13.7        9.4
         Camelot Information Technologies Ltd. - "Camelot" (j)     13.1       11.8
         Pelican Security Ltd. - "Pelican" (k)                     17.0       13.1
         Praxell Inc. - "Praxell" (l)                               5.9        5.3
         Viola Networks Ltd. (formerly - Omegon Networks
           Ltd.) - "Viola" (m)                                     15.5       13.0
         Mainsoft Corporation - "Mainsoft" (n)                      1.8        1.7
         Romidot Ltd. - "Romidot" (o)                              10.6        7.8
         Iradius.Com, Inc. - "Iradius" (p)                          9.5        8.6
         Elpas Electro-Optic Systems Ltd. - "Elpas" (q)            16.3       14.3
         Techimage Ltd. - "Techimage" (r)                           0.8        0.6
         RealM Technologies Ltd. - "RealM" (s)
         Cipheractive Ltd. - "Cipheractive" (t)                    32.5       29.0





     (a) StoreAge is engaged in the development of a software solution and innovative data storage solutions for communications networks.

          In December 2000, The Company exercised its right and invested $ 2 million (adjusted NIS 8,239,000) in StoreAge, as part of the $ 14 million that StoreAge raised from its shareholders, based on a company value of $ 40 million before the money.

          In this financing round the Company acquired 591,324 B preferred shares of NIS 0.01 par value and 177,397 warrants exercisable over three years to purchase B preferred shares at the exercise price of $ 5.0734 per share. After this round of financing, the Company held 13.8% of the share capital of StoreAge (11.21% on a fully-diluted basis).

          In January 2001, StorAge completed a financing round and raised approximately $ 11 million (bringing the total amount raised to that date to $ 25 million) from various investors (including a strategic investor) based on a company value of $ 40 million before the money.

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES (continued):

          StoreAge is partly held by an interested party.

          As of December 31, 2001, the book value of the investment in StoreAge is adjusted NIS 12,721,000.

     (b) Celvibe develops solutions for digital video transmission for Internet broadband networks and mobile phone communications.

          In July 2000, the Company invested $ 1.5 million (adjusted NIS 6.1 million) for approximately 15.8% of Celvibe's share capital. Celvibe raised $ 3 million based on company worth of $ 8.5 million before the money.

          In December 2000, Celvibe raised $ 220,000 from its shareholders, in consideration for 112,089 A preferred shares of NIS 0.01 par value.

          In January and March 2001, the Company invested adjusted NIS 5,538,000 (approximately $ 1.3 million) in Celvibe, based on company value of $24 million before the money.

          Celvibe completed a financing round of $ 10.1 million from the issuance of 3,754,706 preferred shares.

          As of December 31, 2001, the book value of the investment in Celvibe is adjusted NIS 11,751,000.

     (c) Trans4u Ltd. develops software for arranging land transport of goods in Europe over the Internet.

          In September 2000, the Company granted Trans4u a bridging loan of $ 250,000 (approximately adjusted NIS 1 million). This loan will be converted into shares when Trans4u raises at least $ 800,000.

          In January 2001, Trans4u raised approximately $ 1.5 million from shareholders and others, in consideration for the issuance of approximately 25% (on a fully diluted basis) of its share capital. An amount of $ 550,000 out of the above amount was raised pursuant to an agreement already signed in September 2000.

          Warrants to invest $ 675,000 in purchase of Trans4u's shares were also issued, based on a company value of $ 12 million before the money.

          The Company participated in the aforementioned financing round and invested $ 550,000 in consideration for 10.2% of Trans4u's share capital (9.1% on a fully diluted basis), of which $ 275,000 was invested pursuant to the agreement already signed in September 2000. The Company also received a warrant to invest $ 275,000 in purchase of Trans4u's shares, based on a company value of $ 12 million before the money.

          The investment in Trans4u as of December 31, 2001 is presented net of a provision of adjusted NIS 1.5 million for impairment of value.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES (continued):

     (d) Electro which is registered in the United States develops an electrochemical optic switching system. In January 2001, the Company invested in Electro $ 120,000 (adjusted NIS 505,000) in consideration for 15% of its share capital.

          The investment in Electro as of December 31, 2001 is presented net of a provision of adjusted NIS 0.5 million for impairment of value.

     (e) Indocs is engaged in the development of software for E-commerce technological applications in the printing field, via the Internet and web uses.

          In November 2000, Indocs raised bridging loans of approximately
          $ 470,000 from its shareholders. The Company's share in these loans is approximately $ 123,000 (approximately adjusted NIS 511,000).

          The loans will be converted into shares issuable when Indocs raises an aggregate amount of $ 2 million, at the issuance price less 10% after the first month from the date the loans were granted, with an additional discount of 5% for each additional month, up to a maximum of 50%. If no such capital raising takes place within 360 days, the loans will be converted into A preferred shares of NIS 0.01 par value, at a price of $ 20.30 per share.

          In March and August 2001, Indocs raised bridging loans of $ 450,000 and $ 174,000, respectively, from its shareholders. The loans are convertible into Indocs' shares. The Company's share in these loans was approximately $ 208,000 (approximately adjusted NIS 875,000).

          The investment in Indocs as of December 31, 2001 is presented net of a provision of adjusted NIS 6 million for impairment of value.

     (f) Expand is engaged in the development of technology designed to accelerate communications over diverse network infrastructures (including E1, T1 and frame relay lines) and improve broadband efficiency.

          In June and September 2000, the Company invested $ 1.35 million (adjusted NIS 5.6 million) in Expand.

          Expand raised $ 24.8 million from its shareholders and others, based on a company value of $ 55 million before the money.

          As of December 31, 2001, the book value of the investment in Expand is adjusted NIS 7,938,000.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES (continued):

     (g) Netformx is engaged in development, marketing and support of software designed for planning, operation and maintenance of computer networks.

          In April 2001, Netformx raised bridging loans of $ 4.8 million from its shareholders. The Company's share in these loans was approximately $ 250,000 (adjusted NIS 1,048,000).

          The bridging loans will be converted into shares, under certain conditions, based on a company value of not less than $ 15 million before the money and/ or less a discount, or shall be convertible into shares, under certain conditions, based on a company value of $ 2.5 million before the money.

          Netformx also issued to the participants in the aforementioned financing, warrants to invest in Netformx's shares, at an exercise price of $ 34.84 per share. The number of warrants issued was equal to the cumulative number of preferred shares issued, in respect of the bridging loans.

          The investment in Netformx as of December 31, 2001 is presented net of a provision of adjusted NIS 7.2 million for impairment of value.

     (h) Interlink is engaged in the development of an integration software facilitating interface between operating systems in an E-commerce environment on the Internet.

          The Company has a fifteen month warrant, which commenced in February 2000, to invest another $ 0.5 million in Interlink, based on company value of $ 13 million before the money.

          In June 2001, Interlink raised bridging loans of $ 625,000 from its shareholders. The Company's share in these loans was approximately $ 250,000 (adjusted NIS 1.046 million).

          Interlink also issued to each of the participants in the aforementioned financing, warrants to invest in Interlink's shares, at a rate of 50% of the amount of the loans.

          The bridging loans will be converted into Interlink shares, under certain conditions, based on a value that will be not less than that used in Interlink's next financing round, and/ or less a discount, or shall be convertible into shares, under certain conditions, based on a company value of $ 5 million before the money.

          As of December 31, 2001, the book value of the investment in Interlink is adjusted NIS 6,051,000.

     (i) Carmel develops products to measure the concentration of glucose in blood without using the mechanical instruments currently available.

          In April 2001, Carmel raised bridging loans of $ 1 million from its shareholders. The Company's share in these loans was approximately
          $ 50,000 (adjusted NIS 213,000). The bridging loans will be converted into shares, under certain conditions.

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES (continued):

          Carmel also issued to each of the participants in the aforementioned financing, warrants to invest, under certain conditions, in Carmel's shares, in proportion to the amount of their investment and at an exercise price of $ 5 per share.

          The investment in Carmel as of December 31, 2001 is presented net of a provision of adjusted NIS 0.5 million for impairment of value.

     (j) Camelot is engaged in development of security software designed to automatically control access to computer networks within enterprises and real-time detection and response to security breaches by unauthorized users.

          In July and September 2000, the Company invested $ 2 million in Camelot. Camelot raised approximately $ 20.7 million, based on a company value of $ 50 million before the money.

          During the third quarter of 2001, Camelot raised $ 3 million and, subsequent to December 31, 2001, a further $ 1.5 million was raised. The Company did not participate in these financing round.

          In February 2002, a temporary receiver was appointed for Camelot.

          The investment in Camelot as of December 31, 2001 is presented net of a provision of adjusted NIS 14 million for impairment of value.

     (k) Pelican is engaged in the development of solutions to the problem of safeguarding information on the Internet against viruses and hackers.

          In August 2000, the Company gave a $ 1.3 million (adjusted NIS 5.3 million) bridging loan to Pelican. In consideration, the Company was granted the right to a discount on the price per share in the next financing round of Pelican to the extent of 5% for each thirty day period elapsed since the date of grant of the loan, up to a ceiling of 25%. If Pelican does not raise at least $ 3 million, the bridging loan will be converted into shares on the basis of a company value of $ 27 million before the money.

          In August and November 2001, Pelican raised bridging loans of $ 1.9 million from its shareholders and others.

          Pelican has converted bridging loans totalling $ 7.8 million (including bridging loans amounting to $ 5.9 million that were raised in 2000) into 34% of its share capital (on a fully diluted basis). The Company participated in the aforementioned financing round and invested, in August and November 2001, $ 350,000 in Pelican (adjusted NIS 1,477,000).

          The Company's investment in bridging loans in the amount of $ 1.65 million (including bridging loans amounting to $ 1.3 million that were raised in 2000), was converted into shares of Pelican.

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - INVESTMENTS IN COMPANIES (continued):

          As of December 31, 2001, the book value of the investment in Pelican is adjusted NIS 7,505,000. This amount is net of a provision of adjusted NIS 1 million for impairment in value.

     (L) Praxell is engaged in the development of a prepaid secured charge card for E-commerce transactions.

          In September 2000, the Company invested $ 750,000 (approximately adjusted NIS 3 million) for 8.8% of Praxell's share capital (8.2% on a fully-diluted basis). The Company has been granted a warrant to invest a further $ 250,000 in Paraxell.

          In December 2000, Praxell raised approximately $ 1 million, based on company value of $ 12 million before the money.

          Pursuant to an agreement signed in July 2001, Praxell raised $ 2.5 million at a company value of $ 13.5 million before the money.

          As of December 31, 2001, the book value of the investment in Praxell is adjusted NIS 3,090,000.

     (m) Viola is engaged in the development of a software system to allow quick and uninterrupted identifications of problems and technical difficulties on various communications networks.

          In June 2000, the Company invested $ 559,000 (approximately adjusted NIS 2.31 million) in Viola. Viola raised approximately $ 6 million, based on a company value of $ 22 million before the money.

          In December 2001, Viola raised approximately $ 5.1 million in bridging loans, which are convertible into shares, at a company value of $ 9 million before the money. The Company's share in these bridging loans was $ 1 million (adjusted NIS 4,226,000).

          After the conversion of the bridging loans into shares, the Company's holding in Viola will increase to 16.3% (11.3% on a fully diluted basis).

          As of December 31, 2001, the book value of the investment in Viola is adjusted NIS 10,843,000. This amount is net of a provision of adjusted NIS 2 million for impairment in value.

     (n) Mainsoft is engaged in the development of software and tools for software developers.

          Mainsoft notified its shareholders that it intended to raise up to $ 3.6 million in November 2001 from an offering to existing shareholders of D preferred shares, at a price of $ 0.60 per share with the addition of warrants. The Company declined to take up the 150,000 shares it was entitled to under the above offer.

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES (continued):

     (o) Romidot is engaged in development, production and marketing of precision measurement systems for the non-ferrous metal and plastic industries.

          In August 2000, the Company invested $ 110,000 (approximately adjusted NIS 0.4 million) in Romidot. Romidot raised $ 550,000, based on a company value of $ 10.3 million before the money.

          With this investment, the Company acquired 3,067 ordinary shares of NIS 1 par value at a price of $ 35.865 per share, as well as warrants for purchase of 1,859 ordinary shares of Romidot at an exercise price of $ 43.04 per share, exercisable over a period of nine months.

          In December 2001, the shareholders of Romidot decided to grant warrants to certain employees. These warrants are convertible into 20% of Romidot's share capital.

          The investment in Romidot as of December 31, 2001 is presented net of a provision of adjusted NIS 3.3 million for impairment in value.

     (p) Iradius is developing a family and community service website on the Internet.

          In May 2000, the Company invested $ 500,000 (approximately adjusted NIS 2 million) in approximately 9.5% of the share capital of Iradius.

          In October 2000, Iradius raised bridging loans of $ 1.2 million from its shareholders; the Company's share in these loans is $ 300,000 (adjusted NIS 1,258,000). These loans will be converted into shares by April 1, 2001, at the price of the next capital raising round, based on company value of not less than $ 7 million before the money and not more than $ 12.5 million, and after a discount of 8% for each thirty-day period elapsed since the date of grant of the loan, up to a ceiling of 40%.

          The investment in Iradius as of December 31, 2001 is presented net of a provision of adjusted NIS 3.2 million for impairment in value.

     (q) Elpas is engaged in the development, production and marketing of products and solutions for asset and personnel tracking in hospitals and other buildings using infrared technology.

          In September 2000, the Company invested $ 400,000 (approximately adjusted NIS 1.6 million) in Elpas. Elpas raised $ 3.5 million, based on a company value of $ 8 million before the money.

          As of December 31, 2001, the book value of the investment in Elpas is adjusted NIS 4,613,000. This amount is net of a provision of adjusted NIS 2.1 million for impairment in value.

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 2 - INVESTMENTS IN COMPANIES (continued):

     (r) Techimage is engaged in the development of algorithm-based software for computerized animation for use in Internet advertising.

          In July 2000, Techimage raised $ 750,000, at a price of $ 100 per share. The Company exercised its rights and invested $ 17,000 (adjusted NIS 68,000) in 167 Techimage shares.

          The investment in Techimage as of December 31, 2001 is presented net of a provision of adjusted NIS 2.1 million for impairment in value.

     (s) RealM is engaged in development of video broadcasting equipment allowing interaction between the "viewers" and the "master of ceremonies," using the Internet infrastructure.

          In May and June 2000, the Company invested $ 350,000 (adjusted NIS 1.4 million) in RealM. RealM raised approximately $ 3.7 million, based on a company value of $ 10 million, before the money.

          The Company has a warrant to purchase 299,950 shares of RealM (approximately 8.29% of its share capital) for approximately $400,000.

          In March 2001, RealM raised $ 240,000 as advance payments in respect of 20% of bridging loans, which are convertible into shares. The financing was based on a company value of $ 4 million before the money.

          Within the framework of the above financing, the options for the purchase of RealM's shares were cancelled.

          The Company's share in the above bridging loans was $ 50,000 (adjusted NIS 211,000).

          In May 2001, the Tel-Aviv-Jaffa District Court appointed a temporary receiver for RealM.

          As of December 31, 2001, the investment in RealM had been fully written off.

     (t) Cipheractive is engaged in the development of algorithms and software for video encryption and recovery of data and for speeding up of data.

          In July 2000, Cipheractive raised $ 1 million at a company value of $2.3 million before the money.

          After balance sheet date the holding of the company in Cipheractive was reduced to 7.5%.

          As of December 31, 2001, the investment in Cipheractive had been fully written off.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3 - FIXED ASSETS:

        a. COMPOSITION OF ASSETS, GROUPED BY MAJOR CLASSIFICATIONS, AND CHANGES THEREIN IN 2001, ARE AS FOLLOWS:


                                                             COST               ACCUMULATED DEPRECIATION      DEPRECIATED
                                                 ---------------------------   ---------------------------      BALANCE
                                                 BALANCE                                                        -------
                                                   AT      ADDITIONS  BALANCE  BALANCE AT ADDITIONS BALANCE    DECEMBER 31
                                                 BEGINNING  DURING     AT END  BEGINNING   DURING   AT END     -----------
                                                  OF YEAR  THE YEAR   OF YEAR  OF YEAR    THE YEAR  OF YEAR    2001    2000
                                                 --------  --------   -------  --------  ---------  -------   ------   ----
               Vehicles                              152                 152                 23       23       129      152
               Office furniture and equipment          5        89        94                  6        6        88        5
               Computers and peripheral equipment    119         9       128         3       34       37        91      116
                                                 -------   -------    ------   -------  -------  -------   -------  -------
                                                     276        98       374         3       63       66       308      273
                                                 =======   =======    ======   =======  =======  =======   =======  =======



NOTE 4 - EMPLOYEE RIGHTS UPON RETIREMENT:

         a. Israeli labor laws and agreements requires the Company to pay severance pay to employees dismissed or retiring from their employ in certain other circumstances.

            The Company's severance pay liability to its employees is covered mainly by regular deposits with recognized pension and severance pay funds in the employees' names and/or by purchase of insurance policies. The amounts funded as above are not reflected in the balance sheets since they are not under the control and management of the Company.

         b. The amount of liability for severance pay presented in the balance sheets reflects that part of the liability not covered by the funds and/or insurance policies mentioned in a above, in accordance with labor agreements in force,/and based on salary components which, in management's opinion, create entitlement to severance pay.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 5 - COMMITMENT AND RESTRICTIONS IMPOSED WITH REGARD TO LIABILITIES:

         a. COMMITMENT

            Subsequent to December 31, 2001, the Company invested $ 700,000 in Cerel (Ceramic Technologies) Ltd., which develops ceramic layering technologies for the passive electrical components market.

            During the first quarter of 2002, Cerel is due to raise approximately $ 2 million, based on a company value of $ 7 million after the money.

         b. RESTRICTIONS IMPOSED WITH REGARD TO LIABILITIES

            In February 2001, the Company and its shareholders gave a commitment to certain banks that the Company would not make any repayments or settlements to its shareholders on account of shareholders' loans and/or sums received on account of shares up to an amount of approximately adjusted NIS 100 million. Also, the grant of credit by these banks in excess of $ 5 million is conditional on the Company increasing its shareholders' equity - at the time the credit is granted - by at least double the amount of the aforementioned credit. The maximum amount of the credit to be granted is limited to $ 15 million.

NOTE 6 - SHAREHOLDERS' EQUITY:

         a. SHARE CAPITAL

            The share capital as of December 31, 2001 and 2000 is composed of ordinary shares of NIS 1 par value, as follows: authorized - 10,000 shares; issued and paid - 1,000 shares.

         b. RECEIPTS ON ACCOUNT OF SHARES

            On November 1, 2000, the Company received a payment on account of shares in the amount of adjusted NIS 131,711,000 from its shareholders. The shares have not yet been allotted.

         c. Within the framework of his terms of employment, the Company's managing director is entitled to be granted options that can be exercised, on the basis of the benefit component in relation to the sums received on account of capital invested in the Company, up to an amount of 5% of the Company's share capital. As of December 31, 2001, exercisable options up to 2% of the Company's share capital had become vested in accordance with the above entitlement of the Company's managing director. The entitlement of the Company's managing director to the balance of the warrants will become vested over three years, the first ending in April 2002.

NOTE 7 - TAXES ON INCOME:

         a. MEASUREMENT OF RESULTS FOR TAX PURPOSES UNDER THE INCOME TAX (INFLATIONARY ADJUSTMENTS) LAW, 1985

            Under this law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. The Company is taxed under this law.

         b. LOSSES FOR TAX PURPOSES, CARRIED FORWARD TO FUTURE YEARS

            Carryforward losses aggregate approximately adjusted NIS 1 million at December 31, 2001. No deferred tax assets have been included in respect of such losses.

         c. TAX ASSESSMENTS

            The Company has not been assessed for tax purposes since incorporation (March 29, 2000).

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 8 - INTERESTED PARTY TRANSACTIONS AND BALANCES:

         a. TRANSACTIONS:

                                                                     PERIOD FROM
                                                                       MARCH 29,
                                                                    2000 (DATE OF
                                                                    INCORPORATION,
                                                                      SEE NOTE
                                                        YEAR ENDED    1A(2)), TO
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001          2000
                                                      ------------   -------------
                                                       ADJUSTED NIS IN THOUSANDS
                                                      ----------------------------
             INCOME (EXPENSES):
               Participation in expenses from
                companies which are interested
                parties, see note 1a                     3,207              2
                                                        =======        =======
               Payroll and related expenses of an
                interested party employed by the
                Company                                 (1,266)
                                                        =======
               Financial income (expenses) in
                respect of short-term loan with
                a company which is an
                Interested party                           (25)           757
                                                        =======        =======

      As to options granted to the Company's managing director see note 6c.

         b. BALANCES RECEIVABLES (PAYABLES):
             Short-term loan to a company which is
             an interested party                                       *12,045
                                                                       =======
             Short-term loan from a company which
             is an interested party                      (4,713)
                                                        =======        =======
             Interested party - current accounts         *1,005           (152)
                                                        =======        =======

                * Represent the highest balance during the year.


NOTE 9 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

         BALANCE SHEETS:

         a. SHORT-TERM LOAN TO A COMPANY WHICH IS AN INTERESTED PARTY

            The loan is linked to the Israeli CPI and bears no interest.

         b. ACCOUNTS RECEIVABLE:

                                                         DECEMBER 31
                                                      ----------------
                                                     2001            2000
                                                     ----            ----
                                                   ADJUSTED NIS IN THOUSANDS
                                                   -------------------------

               Institutions                                 28        12
               Interested party - current accounts       1,005
                                                       -------    ------
                                                         1,033        12
                                                       =======    ======

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 9 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

         c. SHORT-TERM BANK CREDIT

            Short-term bank credit is unlinked and bears annual interest rate of 4.75%.

         d. ACCOUNTS PAYABLE AND ACCRUALS:

                                                   DECEMBER 31
                                            --------------------------
                                             2001               2000
                                            -----              -------
                                            ADJUSTED NIS IN THOUSANDS
                                            --------------------------
             Interested party - current account               152
             Institutions                         178
             Provision for vacation pay           374
             Accrued expenses                      28          12
             Other                                 35
                                              -------     -------
                                                  615         164
                                              =======     =======

         e. CONCENTRATIONS OF CREDIT RISKS

            The Company's cash and cash equivalents at December 31, 2001 and 2000 were deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

         f. FAIR VALUE OF FINANCIAL INSTRUMENTS

            The fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

            Data regarding the of fair value of investments in companies is omitted because it is not practicable to determine such fair value with sufficient reliability.

         STATEMENTS OF OPERATIONS

         g. GENERAL AND ADMINISTRATIVE EXPENSES:

                                                                                       PERIOD FROM
                                                                                      MARCH 29, 2000
                                                                                         (DATE OF
                                                                        YEAR ENDED  INCORPORATION, SEE
                                                                       DECEMBER 31,   NOTE 1A(1)) TO
                                                                           2001      DECEMBER 31, 2000
                                                                       -------------------------------
                                                                          ADJUSTED NIS IN THOUSANDS
                                                                       -------------------------------
             Payroll and related expenses                                      3,110
             Office rent and maintenance                                         628            126
             Professional fees                                                    53             51
             Other                                                               406             42
                                                                              ------         ------
                                                                               4,197            219
             Less - participation in expenses by interested parties           (3,207)            (2)
                                                                              ------         ------
                                                                                 990            217
                                                                              ======         ======

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 10 - NOMINAL DATA:

          a. BALANCE SHEET DATA:

                                                           NOMINAL NIS IN THOUSANDS
                                                           -------------------------
                                                                   DECEMBER 31
                                                           -------------------------
                                                               2001           2000
                                                           ---------        --------
                             A S S E T S
             Current assets:
                Cash and cash equivalents                       989            1
                Short-term loan to a company which is an
                  interested party                                        11,877
                Accounts receivable                           1,033           13
                                                            -------      -------
                                                              2,022       11,891
             Investments in companies                        66,693       94,574
             Fixed assets, net of accumulated depreciation      304          269
                                                            -------      -------
                                                             69,019      106,734
                                                            =======      =======
                LIABILITIES AND SHAREHOLDERS' EQUITY
             Current liabilities:
                Short-term bank credit                        2,000
                Short-term loan from a company which is
                  an interested party                         4,713
                Accounts payable and accruals                   615          162
                                                            -------      -------
                                                              7,328          162
                Liability for employee rights upon retirement,
                net of amount funded                             67
                                                            -------      -------
                          Total  liabilities                  7,395          162
             Shareholders' equity                            61,624      106,572
                                                            -------      -------
                                                             69,019      106,734
                                                            =======      =======

          b. OPERATING RESULTS DATA:

                                                          NOMINAL NIS IN THOUSANDS
                                                        -----------------------------
                                                                         PERIOD FROM
                                                                       MARCH 29, 2000
                                                                          (DATE OF
                                                                       INCORPORATION,
                                                                         SEE NOTE
                                                         YEAR ENDED      1A(1)) TO
                                                        DECEMBER 31,   DECEMBER 31,
                                                            2001            2000
                                                        ------------   --------------

             Write-down of investments in companies        44,266          2,500
             General and administrative expenses              976            215
             Financial expenses (income) - net               (294)            74
                                                          -------        -------
             Loss for the period - nominal                 44,948          2,789
                                                          =======        =======

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 10- NOMINAL DATA (continued):


         c. CHANGES IN SHAREHOLDERS' EQUITY:

                                                        NOMINAL NIS IN THOUSANDS
                                           -----------------------------------------------
                                                    RECEIPTS ON
                                                    ACCOUNT OF
                                            SHARE    SHARES TO    ACCUMULATED
                                           CAPITAL  BE ALLOTTED     DEFICIT         TOTAL
                                           -------  ------------  ------------   ---------
     Period from March 29, 2000
      (date of incorporation,
       see note 1a(1)) to
        December 31, 2000:
        Issuance of share capital                 *                                    *
        Receipts on account of shares to
        be allotted                                  130,000                     130,000
        Difference between cost of acquisition
          of investments in companies from
          a company under common control and
          the carrying value of those investments
          on the books of that company                             (20,639)      (20,639)
        Loss                                                        (2,789)       (2,789)
                                            -------  -------       -------       -------
     Balance at December 31, 2000                    130,000       (23,428)      106,572
     Changes during 2001 - loss                                    (44,948)      (44,948)
                                            -------  -------       -------       -------
     Balance at December 31, 2001                 *  130,000       (68,376)       61,624
                                            =======  =======       =======       =======

               * Represents an amount less than nominal NIS 1,000.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)



NOTE 11 - SPECIAL CONDENSED FINANCIAL STATEMENTS:

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

             2) The translation into dollars should be made in accordance with the principles set forth is Statement of Financial Accounting Standards ("FAS") No. 52 of the Financial Accounting Standards Board of the United States ("FASB") for economies that are not considered to be highly inflationary.

             3) These special statements have been prepared for the purpose of translation into dollars and inclusion in the Ampal consolidated financial statements in accordance with instructions of Ampal, as follows:

                 (a)  The special statements are drawn up in Israeli currency
                      (NIS) terms.

                 (b) Adjustments required to make the data conform with U.S. generally accepted accounting principles ("GAAP") have been made.

             4) For the convenience of Ampal, these special statements have been translated into U.S. dollars in accordance with the principles set forth in FAS 52.

                                 OPHIRTECH LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 11 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

          b. FOLLOWING ARE THE SPECIAL STATEMENTS:

             1)  Balance sheets as of December 31, 2001 and 2000:


                                                                TRANSLATION INTO
                                                                   U.S. DOLLARS,
                                         NEW ISRAELI SHEKELS     SEE A(4) ABOVE
                                         --------------------   -----------------
                                             DECEMBER 31            DECEMBER 31
                                         --------------------   -----------------
                                           2001       2000      2001       2000
                                         -------    ---------   -------   -------
                                            IN THOUSANDS          IN THOUSANDS
                                         --------------------   -----------------
               A S S E T S
  Current assets:
     Cash and cash equivalents                 989          1        224
       Short-term loan to a company
       which is an interested party                    11,877                2,939
     Accounts receivable                     1,033         13        234         3
                                           -------    -------    -------   -------
          T o t a l  current assets          2,022     11,891        458     2,942
                                           -------    -------    -------   -------
  Investments in companies                  67,493     95,374     15,294    23,614
  Fixed assets, net of accumulated
     depreciation                              304        269         69        67
                                           -------    -------    -------   -------
                                            69,819    107,534     15,821    26,623
                                           =======    =======    =======   =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Short-term bank credit                  2,000                   453
     Short-term loan from a company
      which is an interested party           4,713                 1,067
     Accounts payable and accruals             615        162        139        40
                                           -------    -------    -------   -------
          T o t a l  current liabilities     7,328        162      1,659        40
     Liability for employee rights
      upon retirement, net of
      amount funded                             67                    15
                                           -------    -------    -------   -------
          T o t a l  liabilities             7,395        162      1,674        40
  Shareholders' equity                      62,424    107,372     14,147    26,583
                                           -------    -------    -------   -------
                                            69,819    107,534     15,821    26,623
                                           =======    =======    =======   =======

                                 LTD.
                  NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):


             2) Statement of operation for the year ended December 31, 2001 and for the period from March 29, 2000 (date of incorporation) to December 31, 2000:

                                                                    TRANSLATION INTO
                                                                      U.S. DOLLARS,
                                       NEW ISRAELI SHEKELS           SEE A(4) ABOVE
                                   --------------------------  ---------------------------
                                                 PERIOD FROM                 PERIOD FROM
                                                  MARCH 29,                   MARCH 29,
                                                2000 (DATE OF               2000 (DATE OF
                                                INCORPORATION,              INCORPORATION,
                                                   SEE NOTE                    SEE NOTE
                                    YEAR ENDED     (1)) TO    YEAR ENDED   (1)) TO
                                   DECEMBER 31,    DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                       2001          2000          2001          2000
                                   ------------  ------------  -----------  -------------
                                          IN THOUSANDS                IN THOUSANDS
                                   --------------------------  ---------------------------
Write-down of investments in           44,266        2,500         10,024          619
companies
General and administrative                976          215            231           52
expenses
Financial expenses - net                 (294)          74            (70)          20
                                      -------      -------        -------      -------
Loss for the period                    44,948        2,789         10,185          691
                                      =======      =======        =======      =======

             3) Statement of changes in shareholders' equity for the year ended December 31,2001 and for the period from March 29, 2000 (date of incorporation) to December 31, 2000:

                                                         NEW ISRAELI SHEKELS
                                             -------------------------------------------
                                                      RECEIPTS ON
                                                       ACCOUNT
                                                       OF SHARES
                                              SHARE     TO BE      ACCUMULATED
                                             CAPITAL   ALLOTTED      DEFICIT      TOTAL
                                             -------- -----------   -----------  -------
Period from March 29, 2000
  (date of incorporation,
   see note(1)) to December 31, 2000:
   Issuance of share capital                       *                               *
   Receipts on account of shares to be allotted         130,000                 130,000
   Difference between cost of acquisition
     of investments in companies from a
     company under common control and the
     carrying value of those investments
     on the books of that company                                    (19,839)   (19,839)
   Loss                                                               (2,789)    (2,789)
                                             -------    -------      -------    -------
Balance at December 31, 2000                       *    130,000      (22,628)   107,372

Changes during 2001 - loss                                           (44,948)   (44,948)
                                             -------    -------      -------    -------
Balance at December 31, 2001                       *    130,000      (67,576)    62,424
                                             =======    =======      =======    =======

                   * Represents an amount less than NIS 1,000.

                                 OPHIRTECH LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 11 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):


                                       TRANSLATION INTO U.S. DOLLARS, SEE a(4) ABOVE
                                   -----------------------------------------------------
                                            RECEIPTS ON
                                              ACCOUNT
                                             OF SHARES
                                    SHARE      TO BE    ACCUMULATED  TRANSLATION
                                   CAPITAL   ALLOTTED     DEFICIT    DIFFERENCES  TOTAL
                                   -------  ----------- -----------  -----------  -------
                                                        IN THOUSANDS
                                   ------------------------------------------------------
Period from March 29, 2000 (date
of incorporation, see note 1a(1))
to December 31, 2000:
   Issuance of share capital           *                                              *
   Receipts on account of shares
     to be allotted                            31,553                             31,553
                                                                                  -------
   Difference between cost of
    acquisition of investments in
    companies from a company under
    common control and the
    carrying value of those
    investments on the books of
    that company                                          (4,916)                (4,916)
                                                         -------                 -------
   Loss                                                     (691)                  (691)
   Other comprehensive income -
     translation differences                                              637       637
                                                         -------      -------    -------
   T o t a l  comprehensive loss                            (691)         637       (54)
                                   -------   -------     -------      -------    -------
Balance at December 31, 2000            *     31,553      (5,607)         637    26,583
                                                         -------      -------    -------
Changes during 2001:
   Loss                                                  (10,185)               (10,185)
   Other comprehensive loss -
     Translation differences                                           (2,251)   (2,251)
                                   -------               -------      -------    -------
   T o t a l  comprehensive loss        *                (10,185)      (2,251)  (12,436)
                                   -------   -------     -------      -------    -------
Balance at December 31, 2001            *     31,553     (15,792)      (1,614)   14,147
                                   =======   =======     =======      =======    =======

                    * Represents an amount less than $ 1,000.


                                 --------------------
                          --------------------------------
                                 --------------------

                           TRINET VENTURE CAPITAL LTD.
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                          TRINET VENTURE CAPITAL LTD.
                  FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

                                    CONTENTS

                                                                                               Page
                                                                                               ----
       Auditors' Report                                                                         1-2

       Balance Sheets                                                                            3

       Statements of Operations                                                                  4

       Statements of Changes in Shareholders' Deficiency                                         5

       Statements of Cash Flows                                                                 6-7

       Notes to the Financial Statements                                                        8-18

                                AUDITORS' REPORT
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                           TRINET VENTURE CAPITAL LTD.


We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the reports of other auditors, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2001, in accordance with generally accepted accounting principles in Israel.

As described in Note 2, the aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

The financial information in U.S. dollars and in accordance with generally accepted accounting principles in the United States is based on nominal historical amounts in Israeli currency and is presented in Note 11. Such financial information includes investments valued at $14,768 thousand as of December 31, 2000 (99% of the total assets). The values of such investments have been estimated by the Board of Directors and management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors and management in arriving at their estimates of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, March 11, 2002.

                           TRINET VENTURE CAPITAL LTD.
                                 BALANCE SHEETS
                        ADJUSTED TO NIS OF DECEMBER 2001
                        --------------------------------
                               (NIS in thousands)



                                                                 DECEMBER 31,
                                                                 ------------
                                                       NOTE     2001          2000
                                                       ----    -------       -------
     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                            3            5
Related parties                                                 26,376          476
Other current assets                                                 5            5
                                                               -------       ------
                                                                26,384          486
                                                               -------       ------
INVESTMENTS
Affiliates                                              3           --       13,758
Other companies                                         4           --        2,279
                                                               -------       ------
                                                                    --       16,037
                                                               =======       ======
                                                                26,384       16,523
                                                               -------       ------
   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES                                     5       19,883           45
                                                               -------       ------


CAPITAL NOTES                                           6       20,582       20,872
                                                               -------       ------

SHAREHOLDERS' DEFICIENCY
Share capital                                           7            2            2
Capital reserves                                                 6,771        6,612
Accumulated deficit                                            (20,854)     (11,008)
                                                               -------       ------
                                                               (14,081)      (4,394)
                                                               =======       ======
                                                                26,384       16,523
                                                               =======       ======

March 11, 2002

----------------                  --------                           --------
Date of approval                  Director                           Director

The accompanying notes form an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                            STATEMENTS OF OPERATIONS
                        ADJUSTED TO NIS OF DECEMBER 2001
                        --------------------------------
                               (NIS in thousands)


                                                                   YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                       NOTE         2001        2000          1999
                                                                   -----        -----        -----
REVENUES

Gains from realization of investments                    3,4       17,051           --         183
Gains on changes in ownership
    interests in affiliates                                3        1,889       24,238          --
                                                                   -----        -----        -----
    Total revenues                                                 18,940       24,238          183
                                                                   -----        -----        -----

EXPENSES

General and administrative                                 8          111           90         106
Financing, net                                                         --           --           11
                                                                   ------       ------        -----
    Total expenses                                                    111           90          117
                                                                   ======       ======        =====

    INCOME BEFORE EQUITY IN OPERATING RESULTS OF
      SUBSIDIARIES AND AFFILIATES                                 18,829       24,148           66

Equity in operating results of
    subsidiaries and affiliates                                   (8,672)     (14,302)       3,962
Write-down for decline in value of long-term
    investments                                                     (173)          --           --
                                                                   -----        -----        -----
    NET INCOME                                                     9,984        9,846        4,028
                                                                  =======      =======     =======

The accompanying notes form an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                        ADJUSTED TO NIS OF DECEMBER 2001
                        --------------------------------
                               (NIS in thousands)



                                      SHARE         CAPITAL        ACCUMULATED
                                     CAPITAL        RESERVES         DEFICIT          TOTAL
                                  -----------     -----------      -----------      -----------
BALANCE AT JANUARY 1, 1999                  2           6,473          (24,882)         (18,407)

Effect of changes in the CPI
    on unlinked capital notes              --             279               --              279

Net income for the year                    --              --            4,028            4,028
                                  -----------     -----------      -----------      -----------

BALANCE AT DECEMBER 31, 1999                2           6,752          (20,854)         (14,100)

Translation adjustments                    --            (140)              --             (140)

Net income for the year                    --              --            9,846            9,846
                                  -----------     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2000                2           6,612          (11,008)          (4,394)

Effect of changes in the CPI
    on unlinked capital notes              --             290               --              290

Translation adjustments                    --            (131)              --             (131)

Net income for the year                    --              --            9,984            9,984

Dividend                                   --              --          (19,830)         (19,830)
                                  -----------     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2001                2           6,771          (20,854)         (14,081)
                                  ===========     ===========      ===========      ===========



The accompanying notes form an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                            STATEMENTS OF CASH FLOWS
                        ADJUSTED TO NIS OF DECEMBER 2001
                        --------------------------------
                               (NIS in thousands)



                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                            2001             2000              1999
                                                                          -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                      9,984            9,846            4,028
Adjustments to reconcile net income (loss) to net cash
    used in operating activities (Appendix A)                                  (9,986)          (9,563)          (4,736)
                                                                          -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (2)             283             (708)
                                                                          -----------      -----------      -----------


CASH FLOWS FROM INVESTMENTS ACTIVITIES
Proceeds from realization of investment in other company                           --               --              714
Investments in affiliates                                                          --             (281)              --
                                                                          -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                               --             (281)             714
                                                                          -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Short-term bank credit, net                                                        --               --               (3)
                                                                          -----------      -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                              --               --               (3)
                                                                          ===========      ===========      ===========

Net change in cash and cash equivalents                                            (2)               2                3
Cash and cash equivalents at beginning of year                                      5                3               --
                                                                          -----------      -----------      -----------
Cash and cash equivalents at end of year                                            3                5                3
                                                                          ===========      ===========      ===========


The accompanying notes form an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                            STATEMENTS OF CASH FLOWS
                        ADJUSTED TO NIS OF DECEMBER 2001
                        --------------------------------
                               (NIS in thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  2001               2000              1999
                                                               -----------        -----------        -----------
APPENDIX A
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES:

Items not involving cash flows:
Gains from realization of investments                              (17,051)                --               (183)
Gains on changes in ownership interests of affiliates               (1,889)           (24,238)                --
Equity in operating results of affiliates                            8,672             14,302             (3,962)

Write-down for decline in value of long-term investments               173                 --                 --
                                                               -----------        -----------        -----------
                                                                   (10,095)            (9,936)            (4,145)
                                                               -----------        -----------        -----------


Changes in assets and liabilities:
Decrease (increase) in receivables from related parties                100                357               (579)
Decrease in other current assets                                        --                  1                  3
Increase (decrease) in current liabilities                               9                 15                (15)
                                                               -----------        -----------        -----------
                                                                       109                373               (591)
                                                               ===========        ===========        ===========
                                                                    (9,986)            (9,563)            (4,736)
                                                               ===========        ===========        ===========


APPENDIX B

ACTIVITIES NON INVOLVING CASH FLOWS:

Dividend                                                            19,830
                                                               ===========
Proceeds from realization of investments                            26,000
                                                               ===========


The accompanying notes form an integral part of the financial statements.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001


NOTE 1 - GENERAL

             A. The Company was incorporated and registered on February 1, 1994 and commenced operations shortly thereafter. The Company was established for the purpose of investing in high-tech companies and projects that are in the manufacturing development stage or the production and marketing stage of developed products and to generate profits from the activities and holdings in such companies.

             B.   Definitions

                  (1)    The Company        -  Trinet Venture Capital Ltd.



                  (2)    Affiliate          -  A company in which the Company has significant influence and the investment in which is presented according to the equity method of accounting ("equity basis").



                  (3)    Other company      -  A company, the investment in which is presented at cost.



                  (4)    Shareholders       -  Koonras Technologies Ltd., owner of 50% of the Company's shares from September 2000.

                                            -  Ampal Industries (Israel) Ltd., owner of 50% of the Company's shares.



                  (5)    Related party      -  As defined in Opinion No. 29 of the Institute of Certified Public Accountants in
                                                Israel.


                  (6)    NIS                -  New Israeli shekel

                  (7)    Dollar             -  U.S. dollar.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             A.   Financial statements in adjusted values

                  (1)   General

                        In accordance with certain pronouncements of the Institute of Certified Public Accountants in Israel, the Company prepares its financial statements on the basis of cost, adjusted for changes in the purchasing power of the NIS. Condensed financial data in nominal NIS, on the basis of which the adjusted financial statements have been prepared, is presented in Note 10.

                  (2)   Principles of adjustment

                        (a)  Balance sheets

                             Non-monetary items (i.e. investments and shareholders' equity) have been adjusted for changes in the Israeli Consumer Price Index ("CPI") from the month of the transaction to the last month of the reporting period.

                             Investments in affiliates reported on the equity basis have been presented based upon the adjusted financial statements of such companies.

                             The adjusted values of non-monetary assets do not necessarily represent the market or economic values of such assets, but rather their cost adjusted for changes in the purchasing power of the NIS.

                             Monetary items (items whose amounts reflect current or realizable values) have been presented in the adjusted balance sheet at their nominal amounts as of the balance sheet date.

                        (b)  Statements of operations

                             Items in the statements of operations (other than financing) representing transactions during the reporting period have been adjusted on the basis of changes in the CPI from the month of the transaction to the CPI for the last month of the reporting period.

                             Amounts related to non-monetary items and to various balance sheet accruals have been adjusted based on the related balance sheet amounts.

                             The Company's equity in the results of subsidiaries and affiliates has been determined based on the adjusted financial statements of such companies.

                             Financing income or expenses are derived from the other items in the financial statements, and include, inter alia, amounts required to reconcile certain other components in the statements of operations for the element of inflation that is included therein.

                        (c) The comparative figures in the financial statements have been adjusted to NIS of December 2001.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTD.)

             B.   Investments in affiliates

                  The Company's investments in affiliates are presented on the equity basis. In this regard, investments are presented at original cost plus/minus the Company's equity in the operating results of the affiliates or other changes in shareholders' equity which have occurred since acquisition.

                  The Company does not record its portion of losses in affiliates to the extent that the Company has not guaranteed the affiliates liabilities.

                  Gains deriving to the Company from the issuance of shares of an investee company to a third company, which is a "Start Up" company, have been recorded as deferred income and are amortized to the statement of operations in accordance with Opinion No. 68 of the Institute of Certified Public Accountant in Israel.

                  Differences arising between the Company's investments in affiliates (which have been adjusted based on changes in the CPI) and the Company's equity in the net assets of certain affiliates (based on the financial statements in dollars) are charged or credited to capital reserves.

             C.   Investments in other companies

                  Investments in long-term marketable securities are presented in accordance with Opinion No. 44 of the Institute of Certified Public Accountants in Israel, on the cost basis, net of an allowance for decline in value.

                  Investments in other companies, which are not publicly traded, are presented at cost less allowances for decline in value as per management estimate.

             D.   Transactions between the Company and Controlling Parties

                  The erosion of unlinked, non-interest-bearing capital notes issued by the Company to a shareholder and a related party are reflected in the Company's capital reserves.

             E.   Deferred income taxes

                  Deferred income taxes are computed for timing differences between the amounts of assets and liabilities as reported in the financial statements and their amounts for income tax purposes. The deferred taxes are computed at tax rates that are expected to apply when the deferred taxes are realized.

                  The Company has not recorded deferred taxes for accumulated losses for tax purposes due to the uncertainty of their realization.

             F.   Use of estimates in preparation of financial statements

                  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------
                               (NIS in thousands)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTD.)

             G.   Linkage basis

                  (1) Balances, which are linked to the CPI, are presented on the basis of the relevant CPI (according to the term of the transaction).

                  (2)   Data in respect of the CPI and the U.S. dollar
                        ("dollar"):

                                                                                                                PERCENTAGE
                                                                      PERCENTAGE          EXCHANGE RATE          INCREASE
                                                    CPI                INCREASE           OF DOLLAR AS OF       (DECREASE)
                              YEAR ENDED        AS OF DECEMBER        DURING YEAR           DECEMBER 31           DURING YEAR
                              ----------       ----------------       -----------          -----------           -----------
                                                                          %                    NIS                   %
                                 2001                   108.1             1.4               4.416                  9.3
                                 2000                   106.6             -                 4.041                 (2.7)
                                 1999                   106.6             1.3               4.153                 (0.2)

NOTE 3 - INVESTMENTS IN AFFILIATES

                                                                        DECEMBER 31,
                                                                      ---------------
                                                                   2001               2000
                                                              -------------       -------------
A. Composition:

     (1) Cost (including payments on account of shares)                  --              12,745
         Company's share in cumulative net changes from
           acquisition date                                              --               2,902
                                                              -------------       -------------
                                                                         --              15,647
         Deferred income (See Note 3B(2))                                --              (1,889)
                                                              -------------       -------------
         Presented as investments in affiliates                          --              13,758
                                                              -------------       -------------

     (2) NetFormx Ltd.                                                   --                  --
         Smart Link Ltd.                                                 --              13,758
                                                              -------------       -------------

                                                                         --              13,758
                                                              =============       =============

             B.   Additional details

                  (1) In December 2001 the Company sold all of its investments in affiliates and other companies to its shareholders in exchange for NIS 26 million, which not yet been paid and presented in balance sheet as of December 31, 2001 within "Related parties".

                  (2) NetFormx Ltd. ("NetFormx") - (formerly Imagenet Ltd.)
                      NetFormx develops, markets and supports computer-aided network engineering and software products for network design simulation and optimization. During 1996, the Company invested in the shares of NetFormx the amount of $1.5 million.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                               (NIS in thousands)

NOTE 3 - INVESTMENTS IN AFFILIATES (contd.)

          B.  Additional details (contd.)

              (2) NetFormx Ltd. ("NetFormx") - (formerly Imagenet Ltd.)
                  (contd.)

                  In March 2000, Netformx issued additional shares to a group of investors, for net proceeds of NIS 75.5 million. As a result, the Company's holding in Netformx was reduced to 16.8%. In accordance with Opinion No.68 of the Institute of Certified Public Accountants in Israel regarding third party issuances, the gain of NIS 9,823 was recorded as deferred income, of which NIS 7,934 was credited to income in 2000 against the Company's share in the losses of Netformx and the remainder of NIS 1,889 was credited to income in 2001.

                  See Note 3B(1) above in respect of realization of investment in Netformx by the Company.

              (3) Smart Link Ltd. ("Smart")

                  Smart is engaged in the development and marketing of efficient software communication. As of December 31, 1996 the Company held 43.7% of Smart.

                  In March 2000, Smart issued additional shares to a group of investors, for net proceeds of NIS 57 million. As a result, the Company's holding in Smart was reduced to 28.73%. The gain of NIS 15,227 was credited to income. During the period after March 2000 up to date of realization of investment in Smart (see Note 3B(1) above), the Company's holding in Smart was reduced to 28.41% due to exercise of options by third parties.

NOTE 4 - INVESTMENTS IN OTHER COMPANIES


                                                                              DECEMBER 31,
                                                                           -----------------
                                                                        2001           2000
                                                                       -------        -------
            A.   Composition:

                 Peptor Ltd.                                             --             2,106
                 Simplayer.com Ltd. (formerly Logal Ltd.)                --               173
                                                                     -------          -------
                                                                         --             2,279
                                                                     =======          =======

            B.   Additional details

                 See Note 3B(1) above in respect of realization of investments by the Company.

                  Peptor Ltd. ("Peptor")

                 Peptor is engaged in the research and development of peptides for pharmeceutical medications. The original investment as of the balance sheet date amounted to $705 thousand representing 0.98% of Peptor's shares.

                 Simplayer.com Ltd. (formerly Logal Ltd.)("Simplayer")

                 In October 1999, the Company sold all of its investment in Simplayer in exchange for NIS 694. As a result of the sale the Company recorded a gain of approximately NIS 183.

                 In March 2000, the Company exercised its option to buy back 84,894 shares of Simplayer for $ 42 thousand.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                               (NIS in thousands)


NOTE 5 - CURRENT LIABILITIES

                            DECEMBER 31,
                           ------------
                        2001         2000
                       ------       ------
Composition:
Dividend to pay        19,830           --
Accrued expenses           53           45
                       ------       ------
                       19,883           45
                       ======       ======



NOTE 6 - CAPITAL NOTES

              The capital notes, which were issued to a related party and a shareholder, are unlinked and non-interest-bearing.



NOTE 7 - SHARE CAPITAL


                                                      DECEMBER 31,
                                                     ------------
                                                    2001 AND 2000

                                                             ISSUED AND
                                                AUTHORIZED    PAID-UP
                                                ----------    -------
Number of shares:
Ordinary shares NIS 1 par value                 25,000        1,000
                                                ======        =====

NOTE 8 - GENERAL AND ADMINISTRATIVE EXPENSES



                              YEAR ENDED DECEMBER 31,
                              -----------------------
                           2001     2000        1999
                          ------   -------     ------
Composition:

 Professional services       111        90         90
 Other                        --        --         16
                          ------   -------     ------
                             111        90        106
                          ======   =======     ======

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------
                               (NIS in thousands)


NOTE 9 - INCOME TAXES


              A. The Company is subject to the provisions of the Income Tax (Inflationary Adjustments) Law - 1985.


              B. The Company has received final tax assessments for the years up to and including tax year 1997.



NOTE 10 - CONDENSED FINANCIAL INFORMATION IN NOMINAL NIS

              A.    Condensed balance sheets:


                                                      DECEMBER 31,
                                                ----------------------
                                                 2001            2000
                                                ------          ------
ASSETS

Current assets                                  26,384            479

Investments
    Affiliates                                      --         13,567
    Other companies                                 --          1,364
                                                ------         ------
                                                    --         14,931
                                                ======         ======
                                                26,384         15,410
                                                ======         ======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities                             19,883             44

Capital notes                                   20,582         20,582

Shareholders' deficiency                       (14,081)        (5,216)
                                                ------         ------
                                                26,384         15,410
                                                ======         ======

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------
                               (NIS in thousands)

NOTE 10 - CONDENSED FINANCIAL INFORMATION IN NOMINAL NIS (CONTD.)


              B.    Condensed statements of operations:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                   2001                2000               1999
                                                -----------        -----------        -----------
REVENUES

Gains from realization of investments                18,494                 --                190
Gains on changes in ownership
  interests in affiliates                             1,863             23,718                 --
Financing, net                                            6                 --                 --
                                                -----------        -----------        -----------
                                                     20,363             23,718                190

EXPENSES
General and administrative                              110                 88                102
Financing, net                                           --                  1                  9
                                                -----------        -----------        -----------
                                                        110                 89                111

INCOME BEFORE EQUITY IN OPERATING RESULTS
 OF SUBSIDIARIES AND AFFILIATES                      20,253             23,629                 79

Equity in operating results of
   subsidiaries and affiliates                       (8,646)           (14,105)             3,528
Write-down for decline in value of long-
  term investments                                     (169)                --                 --
                                                -----------        -----------        -----------
NET INCOME                                           11,438              9,524              3,607
                                                ===========        ===========        ===========

              C.    Statement of changes in shareholders' deficiency:



                                      SHARE           CAPITAL          ACCUMULATED
                                     CAPITAL          RESERVES           DEFICIT             TOTAL
                                   -----------       -----------        -----------        -----------

BALANCE AT JANUARY 1, 1999                   1                49            (18,821)           (18,771)
Net income for the year                     --                --              3,607              3,607
                                   -----------       -----------        -----------        -----------

BALANCE AT DECEMBER 31, 1999                 1                49            (15,214)           (15,164)
Translation adjustments                     --               424                 --                424
Net income for the year                     --                --              9,524              9,524
                                   -----------       -----------        -----------        -----------

BALANCE AT DECEMBER 31, 2000                 1               473             (5,690)            (5,216)

Translation adjustments                     --              (473)                --               (473)
Net income for the year                     --                --             11,438             11,438
Dividend                                    --                --            (19,830)           (19,830)

BALANCE AT DECEMBER 31, 2001                 1                --            (14,082)           (14,081)
                                   ===========       ===========        ===========        ===========

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

NOTE 11 -       CONDENSED FINANCIAL DATA IN DOLLARS AND IN ACCORDANCE WITH
                GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") IN THE
                UNITED STATES

              A.    Basis of presentation

                    (1) The Company's functional currency is the NIS. Pursuant to the request of a shareholder, the financial information of the Company in nominal historical NIS, as presented in Note 11, has been remeasured into U.S. dollars in accordance with the principles of Statement No. 52 of the Financial Accounting Standards Board of the United States, "Foreign Currency Translation".

                    (2) The Company's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. In accordance with the U.S. GAAP, such portfolio investments should be reflected at fair value, defined as the quoted market price for securities for which market quotations are readily available, or as an estimate of fair value as determined in good faith by the Board of Directors and management.

                         In accordance with the above policy, the following condensed financial information reflects investments in publicly traded securities at market value and investments in privately held portfolio securities at cost until significant developments affecting the portfolio company provide a basis for a change in valuation. In this regard, the fair value of private securities is adjusted to reflect meaningful third-party transactions in the private market or to reflect significant progress or deterioration in the development of the portfolio of the Company's business, such that cost is no longer reflective of fair value. Unrealized appreciation or depreciation in the value of investments is reflected in earnings.

                    (3) Deferred income taxes in the condensed financial information below have been recorded on the unrealized appreciation of investments, net of deferred tax benefits in respect of tax loss carryforwards.

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

NOTE 11 -       CONDENSED FINANCIAL DATA IN DOLLARS AND IN ACCORDANCE WITH
                GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") IN THE
                UNITED STATES (CONTD.)

                B.  Condensed balance sheets (dollars in thousands):


                                                                 DECEMBER 31,
                                                                ---------------
                                                            2001               2000
                                                        -----------        -----------
 ASSETS

 Current assets                                               5,975                119

 Investments                                                     --             14,768
                                                        -----------        -----------
                                                              5,975             14,887
                                                        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

 Current liabilities
     Deferred income taxes                                       --              3,153
     Other current liabilities                                4,502                 11
                                                        -----------        -----------
                                                              4,502              3,164
 Capital notes                                                4,661              5,093

 Shareholders' equity (deficiency)                           (3,188)             6,630
                                                        -----------        -----------
                                                              5,975             14,887
                                                        ===========        ===========




                C.  Condensed statements of operations (dollars in thousands):



                                                                 YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                         2001               2000               1999
                                                      -----------        -----------        -----------
 REVENUES
Gain from realization in other company                         --                 --                 44
Gain from increase in investments' value                       --             10,693                 --
Financing, net                                                  2                 --                  9
                                                      -----------        -----------        -----------
                                                                2             10,693                 53
                                                      -----------        -----------        -----------

 EXPENSES
Depreciation of portfolio investments (1)                   7,585              4,251                 --
Loss from changes in ownership interests
in affiliate                                                   70                 --                 --
General and administrative                                     25                 22                 24
                                                      ===========        ===========        ===========
                                                            7,680              4,273                 24
                                                      -----------        -----------        -----------


INCOME (LOSS) BEFORE TAX BENEFIT (INCOME TAXES)
                                                           (7,678)             6,420                 29
Tax benefit (income taxes)                                  2,886             (2,395)                --
                                                      -----------        -----------        -----------

NET INCOME (LOSS)                                           4,792)             4,025                 29
Other comprehensive income (loss) (2)                        (536)               (25)                 4
                                                      -----------        -----------        -----------

COMPREHENSIVE INCOME (LOSS)                                (5,328)             4,000                 33
                                                      ===========        ===========        ===========

                           TRINET VENTURE CAPITAL LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 11 -   CONDENSED FINANCIAL DATA IN DOLLARS AND IN ACCORDANCE WITH
             GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") IN THE
            UNITED STATES (CONTD.)


            C.  Condensed statements of operations (dollars in thousands)
                    (contd.)

                (1) Due to various developments relating to the operations of certain portfolio companies, the Company determined that the fair value of such companies was less than the value reflected in the Company's books.

                (2) In accordance with Statement of Financial Accounting
                    Standards No. 130 ("SFAS 130") foreign currency translation adjustments have been presented as a component of comprehensive income. The capital reserves include other comprehensive income reflecting this foreign currency translation of 2000, 1999 and 1998, respectively. No other provision of SFAS 130 affects the financial statement presentation of the Company.


            D.     Statement of changes in shareholders' equity (deficiency)
                    (dollars in thousands):

                                      SHARE            RETAINED          CAPITAL
                                     CAPITAL           EARNINGS          RESERVES             TOTAL
                                   -----------       -----------        -----------        -----------
BALANCE AT JANUARY 1, 1999                   1             3,381               (785)             2,597

Net income                                  --                29                 --                 29

Other comprehensive income -
  Translation adjustments                   --                --                  4                  4
                                   -----------       -----------        -----------        -----------

BALANCE AT DECEMBER 31, 1999                 1             3,410               (781)             2,630

Net income                                  --             4,025                 --              4,025

Other comprehensive loss -
  Translation adjustments                   --                --                (25)               (25)
                                   -----------       -----------        -----------        -----------

BALANCE AT DECEMBER 31, 2000                 1             7,435               (806)             6,630

Net loss                                    --            (4,792)                --             (4,792)

Other comprehensive income -
  Translation adjustments                   --                --               (536)              (536)

Dividend                                    --            (4,490)                --             (4,490)
                                   -----------       -----------        -----------        -----------

BALANCE AT DECEMBER 31, 2001                 1            (1,847)            (1,342)            (3,188)
                                   ===========       ===========        ===========        ===========

                                DELOITTE & TOUCHE
                                BRIGHTMAN ALMAGOR

                      INDEPENDENT AUDITORS' SPECIAL REPORT

We have audited the balance sheets of Am-Hal Ltd. ("the Company") and the consolidated balance sheets of the Company and a consolidated partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three years in the period ended December 31, 2001, and have issued our unqualified report thereon dated February 14, 2002. The aforementioned financial statements (not presented separately herein) were prepared in new Israeli shekels (NIS) on the historical cost basis, adjusted for changes in the general purchasing power of the NIS in accordance with standards established by the Institute of Certified Public Accountants in Israel.

As described in Note 2B, the accompanying Company and consolidated financial data in U.S. dollars as of the abovementioned dates and for the abovementioned years then ended were prepared on the basis of financial data in nominal NIS (the basis on which the Company and consolidated adjusted NIS financial statements were also prepared), translated into US dollars in accordance with the principles described in Note 2B.

In our opinion, the accompanying financial data in US dollars was translated in accordance with the principles described in Note 2B.

This report is intended solely for the information and use of the Boards of Directors and management of the Company and Ampal-American Israel Corp., and should not be used for any other purpose.

Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, February 14, 2002

                                FAHN, KANNE & CO.
                                 GRANT THORNTON

                                                        Number: 480
                                                        Tel-Aviv, March 15, 2000


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

Accounting principles generally accepted in Israel differ in certain respects Tom accounting principles generally accepted in the United States. The data regarding this difference is summarized in Note 19 to the financial statements.

Fahn, Kanne & Co.
Certified Public Accountants (Isr.)

                                DELOITTE & TOUCHE
                                BRIGHTMAN ALMAGOR

                          INDEPENDENT AUDITORS' REPORT
                             TO THE SHAREHOLDERS OF
                          BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. ("the Company") as of December 31, 2001 and 2000, and the consolidated balance sheets as of such dates, and file related statements of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations (Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the purposes of these financial statements, there is no material difference between Israeli and US generally accepted auditing standards. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing file accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - at December 31, 2001 and 2000, and the results of operations, changes in shareholders' equity and cash flows - of the Company and on a consolidated basis
- for each of the three the years then ended, in conformity with generally accepted accounting principles.

Furthermore, in our opinion, the financial statements are presented in accordance with the Israeli Securities Regulations (Preparation of Annual Financial Statements), 1993.

As described in Note 2A, the above financial statements have been prepared in adjusted values based on the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

The condensed consolidated financial information in U.S. dollars presented in
Note 19 to the financial statements, prepared at the request of a holding company, represents a translation of file Company's financial statements in nominal values, as stayed in Note 19A. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note 19A.

Brightman Almagor & Co
Certified Public Accountants

Haifa, February 12, 2002

                                  ERNST& YOUNG

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                          CARMEL CONTAINER SYSTEMS LTD.

      We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. ("the Company") and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, whose assets included in the consolidation constitute approximately 20% and 22% of total consolidated assets as of December 31, 2000 and 2001, respectively, and whose revenues included in the consolidation constitute approximately 31%, 30% and 29% of total consolidated revenues for each of the three years ended December 31, 1999, 2000 and 2001, respectively. The financial statements of those companies were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies is based on the reports of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States and in Israel, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from those followed in the United States (see Note 21 to the consolidated financial statements).

      As explained in Note 2, the consolidated financial statements referred to above have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

KOST FORER & GABBAY
A Member of Ernst & Young International

                                FAHN, KANNE & CO.
                                 GRANT THORNTON

                INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS
                        OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of "CORAL WORLD INTERNATIONAL LTD." (the "Company") and its subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the board of directors and the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of certain consolidated subsidiaries whose assets included in the consolidation represent 72% and 74% of the total consolidated assets as of December 31, 2001 and 2000 respectively, and whose revenues included in the consolidation represent 61%, 54% and 56% of the total consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The statements of these subsidiaries were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those subsidiaries, is based on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor's Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances. For purposes of these financial statements, there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are five of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audit and the reports of other audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and on the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, in accordance with generally accepted accounting principles.

Fahn, Kanne & Co.
Certified Public Accountants (Isr.)

                                   PORAT & CO.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               TO THE SHAREHOLDERS
                                       OF
                         COUNTRY CLUB KFAR-SABA LIMITED

We have audited the accompanying balance sheets of Country Club Kfar-Saba Ltd. ("the company") as of December 31,2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows of the Company for each of the two years in the period ended December 31,2000. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express on opinion on these financial statements based on our audits.

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

The condensed financial information in U.S. dollars presented in Note 20 to the financial statement represents a translation of the Company's nominal Israeli currency financial data in accordance with the basis stated in Note 2G. In our opinion, such translation into U. S. dollars was properly made in accordance with the stated basis.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders' equity to the extent summarized in Note 21 to the financial statements.

Porat & Co.


Certified Public Accountants (Isr.)

Ramat Gan, March 12, 2001

                                DELOITTE & TOUCHE
                                BRIGHTMAN ALMAGOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                          EPSILON INVESTMENT BOVSE LTD.

We have audited the consolidated balance sheets of EPSILON INVESTMENT HOUSE LTD. (an Israeli corporation), (hereinafter - "the Company") and its subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity for each of the three years ended December 31, 2000 translated into U.S. dollars. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements, based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Unit d States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

A statement of cash flows for the period has not been included in the financial statements.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 2000 and 1999, the results of their operations and the changes in their shareholders' equity, for each of the three years in the period ended December 31,2000, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditors Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Porat and Co.


Certified Public Accountants (lsr.)

Ramat Gan, February 22, 2001

                                   PORAT & CO.

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

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors' Regulations (Auditors Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Porat and Co.


Certified Public Accountants (lsr.)

Ramat Gan, February 22, 2001

                             PRICEWATERHOUSE COOPERS

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of
OPHIR HOLDINGS LTD.

We have audited the financial statements of Ophir Holdings Ltd. (the "Company") and the consolidated financial statements of the Company and its subsidiaries: balance sheets as of December 31, 2001 and 2000 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a subsidiary, whose assets included in consolidation constitute approximately 14% of total consolidated assets as of December 31, 2000, and whose revenues included in consolidation constitute approximately 8% and 9% of total consolidated revenues for the years ended December 31, 2000 and 1999, respectively. We did not audit the financial statements of certain associated companies, the Company's interest in which, as reflected in the balance sheets as of December 31, 2001 and 2000, is adjusted NIS 160,595,000 and adjusted NIS 122,611,000, respectively, and the Company's share in excess of profits over losses of which is a net amount of adjusted NIS 819,000 in 2001, and the Company's share in excess of losses over profits of which is a net amount of adjusted NIS 297,000 in 2000 and the Company's share in excess of profits over losses of which is a net amount of adjusted NIS 4,228,000 in 1999. The financial statements of the above subsidiary and associated companies were audited by other independent auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based on the reports of the other independent auditors.

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

In our opinion, based upon our audits and the reports of the other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 2001 and 2000 and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in Israel. Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

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

The special condensed consolidated financial statements which are presented in note 17 have been translated into U.S. dollars for the convenience of one of the Company's shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standards No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.

Tel-Aviv, Israel                                    Kesselman & Kesselman
March 10, 2002                               Certified Public Accountants (Isr.)

                                DELOITTE & TOUCHE
                                BRIGHTMAN ALMAGOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             TO THE SHAREHOLDERS OF

                         RENAISSANCE INVESTMENT CO. LTD.

We have audited the consolidated balance sheets of RENAISSANCE INVESTMENT CO. LTD., (an Israeli corporation), (hereinafter - "the Company") and its subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity for each of the three years ended December 31, 2000, translated into U.S. dollars. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements, based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 2000 and 1999, the results of their operations and the changes in their shareholders' equity, for each of the three years in the period ended December 31,2000, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements in U.S. Dollars have been computed on the basis set forth in Note 2 to the consolidated financial statements.

BRIGHTMAN, ALMAGOR & CO.
Certified Public Accountants

Tel-Aviv, February 21, 2001

                                  ERNST & YOUNG

Messrs. Ampal Ltd.

                   Re: Financial statements of Shmay-Bar Real Estate (1993) Ltd. ("the Company") translated into U.S. dollars

    As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2001 and 2000, which were audited by us, and on which we expressed our opinion on February 12, 2002, have been provided to you.

    We have audited the accompanying translated U. S. dollar balance sheets of the Company as of December 31, 2001 and 2000, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    Fall financial statement disclosures and statements of cash flows that are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2001 and their accompanying Notes.

    In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U. S. dollar financial position of the Company as of December 3 l, 2001 and 2000, and the related translated U. S. dollar results of its operations for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

    Also, in our opinion, the translation of the aforementioned nominal figures into U. S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

    The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel

February 12, 2002                        KOST FORER & GABAY
                                         A Member of Ernst & Young International

                                  ERNST & YOUNG

Messrs. Ampal Ltd.

                   Re: Financial statements of Shmay-Bar (I.A.) (1993) Ltd. ("the Company") translated into U.S. dollars

    As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2001 and 2000, which were audited by us, and on which we expressed our opinion on February 12, 2002, have been provided to you.

    We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2001 and 2000, and the related translated U. S. dollar statements of income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    Full financial statement disclosures and statements of cash flows that are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2001 and their accompanying Notes.

    In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 2001 and 2000, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

    Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

    The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel

February 12, 2002                        KOST FORER & GABAY
                                         A Member of Ernst & Young International

                                  ERNST & YOUNG

Messrs. Ampal Ltd.

                   Re: Financial statements of Shmay-Bar (T.H) (1993) Ltd. ("the Company") translated into U.S. dollars

    As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2001 and 2000, which were audited by us, and on which we expressed our opinion on February 12, 2002, have been provided to you.

    We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2001 and 2000, and the related translated U. S. dollar statements of income for each of the three years in the period ended December 3 I, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) (Israel), 1973, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are flee of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The aforementioned translated U.S. dollar financial statements have been prepared on the basis of nominal NIS historical cost. Disclosure of the effect of the changes in the general purchasing power of the Israeli currency in the financial statements as stated in the Opinions of the Institute of Certified Public Accountants in Israel, has not been included in the above mentioned statements.

    Full financial statement disclosures and statements of cash flows that are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2001 and their accompanying Notes.

    In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U. S. dollar financial position of the Company as of December 31, 2001 and 2000, and the related translated U. S. dollar results of its operations for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in Israel. As applicable to the Company's financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

    Also, in our opinion, the translation of the aforementioned nominal figures into U. S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

    The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel

February 12, 2002                        KOST FORER & GABAY
                                         A Member of Ernst & Young International

                                DELOITTE & TOUCHE
                                BRIGHTMAN ALMAGOR

                                AUDITORS' REPORT
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                      TRINET INVESTMENTS IN HIGH-TECH LTD.

We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. ("the Company") as of December 31, 2001 and 2000, and the related statements of operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and changes in shareholders' deficiency for each of the three years in the period ended December 31, 2001, in accordance with generally accepted accounting principles in Israel.

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

BRIGHTMAN ALMAGOR & CO.
Certified Public Accountants

Tel Aviv, March 11, 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                     AMPAL-AMERICAN ISRAEL CORPORATION
                                     By:  /s/ RAZ STEINMETZ
                                          --------------------------------------
                                          Raz Steinmetz, Chief Executive Officer
                                          and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2002.

SIGNATURES                         TITLE                              DATE
----------                         -----                              ----


/s/ MICHAEL ARNON                  Director                      March 27, 2002
------------------------------
      Michael Arnon

/s/ BENZION BENBASSAT              Director                      March 27, 2002
------------------------------
      Benzion Benbassat

/s/ JACK BIGIO                     Director                      March 27, 2002
------------------------------
      Jack Bigio

/s/ YAACOV ELINAV                  Director                      March 27, 2002
------------------------------
      Yaacov Elinav

/s/ KENNETH HENDERSON              Director                      March 27, 2002
------------------------------
      Kenneth Henderson

/s/ LEO MALAMUD                    Director                      March 27, 2002
------------------------------
      Leo Malamud

/s/ HILLEL PELED                   Director                      March 27, 2002
------------------------------
      Hillel Peled

/s/ DANIEL STEINMETZ               Chairman of the Board of      March 27, 2002
------------------------------     Directors and Director
      Daniel Steinmetz

/s/ RAZ STEINMETZ                  Director                      March 27, 2002
------------------------------
      Raz Steinmetz

/s/ AVI A. VIGDER                  Director                      March 27, 2002
------------------------------
      Avi A. Vigder

/s/ ELIYAHU WAGNER                 Director                      March 27, 2002
------------------------------
      Eliyahu Wagner

/s/ RAZ STEINMETZ                  Chief Executive Officer       March 27, 2002
------------------------------     and President (Principal
      Raz Steinmetz                Executive Officer)

SIGNATURES                         TITLE                              DATE
----------                         -----                              ----

/s/ SHLOMO MEICHOR                 Vice President - Finance      March 27, 2002
------------------------------     and Treasurer (Principal
      Shlomo Meichor               Financial Officer)

/s/ ALLA KANTER                    Vice President -              March 27, 2002
------------------------------     Accounting and Controller
      Alla Kanter                  (Principal Accounting
                                   Officer)

/s/ GIORA BAR - NIR                Controller                    March 27, 2002
------------------------------
      GIORA BAR - NIR

                                 EXHIBIT INDEX

EXHIBIT 3b - BY-LAWS OF AMPAL-AMERICAN ISRAEL CORPORATION

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 12 - STATEMENT RE COMPUTATION OF RATIOS

EXHIBIT 23 - CONSENTS OF AUDITORS:

    AM-HAL Ltd...................................................    E-23.1
    Ampal-American Israel Corporation............................    E-23.2
    Ampal Industries (Israel) Ltd................................    E-23.3
    Bay Heart, Ltd...............................................    E-23.4
    Carmel Container Systems Ltd.................................    E-23.5
    Coral World International Ltd................................    E-23.6
    Country Club Kfar Saba Limited...............................    E-23.7
    Epsilon Investment House Ltd.................................    E-23.8
    Granite Hacarmel Investments Ltd.............................    E-23.9
    Hod Hasharon Sport Center Ltd................................    E-23.10
    Hod Hasharon Sport Center (1992) Ltd. Partnership............    E-23.11
    Ophir Holdings Ltd...........................................    E-23.12
    Ophirtech Ltd................................................    E-23.13
    Renaissance Investment Co. Ltd...............................    E-23.14
    Shmey-Bar Real Estate 1993 Ltd...............................    E-23.15
    Shmey-Bar (T.H.) 1993 Ltd....................................    E-23.16
    Shmey-Bar (I.A.) 1993 Ltd....................................    E-23.17
    Trinet Investment in High-Tech Ltd...........................    E-23.18
    Trinet Venture Capital Ltd...................................    E-23.19

    (b)   No reports on Form 8-K were filed during 2001.

    Page reference proceeded by the letter "E" refer to the separately bound volumes of exhibits.


EXHIBIT 99.1 - Letter to Commission pursuant to temporary note 3T.