Form 10-Q
period 2002-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2002-05-15
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________________to______________________


                          Commission file number 0-538


                        AMPAL-AMERICAN ISRAEL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 New York                                        13-0435685
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

660 Madison Avenue, New York, New York                             10021
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code                (212) 593-9842
                                                   -----------------------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,934,040 (as of April 30, 2002).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q



                                                                            Page
                                                                            ----
Part I    Financial Information

    Item 1. Financial Statements

            Consolidated Statements of Income.............................    2

            Consolidated Balance Sheets...................................    3

            Consolidated Statements of Cash Flows.........................    5

            Consolidated Statements of Changes in Shareholders'
              Equity......................................................    7

            Consolidated Statements of Comprehensive Income...............    9

            Notes to the Consolidated Financial Statements................   10

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   12

    Item 3. Quantitative and Qualitative Disclosures About
                Market Risks..............................................   16


Part II     Other Information.............................................   17

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31,                              2002           2001
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)       (Unaudited)   (Unaudited)
REVENUES
Equity in earnings of affiliates .................      $  2,047       $    843
Interest .........................................           337            215
Real estate income ...............................         1,839          3,123
Realized and unrealized (losses) on
   investments ...................................        (2,860)          (866)
Gain on sale of real estate rental property ......           137          7,971
Other ............................................         1,172            559
                                                        --------       --------
     Total revenues ..............................         2,672         11,845
                                                        --------       --------

EXPENSES
Interest .........................................         2,525          4,198
Real estate expenses .............................         1,922          3,009
Loss from impairment of investments ..............         3,892          1,250
Minority interests ...............................          (477)          (735)
Translation (gain) ...............................          (957)          (842)
Other ............................................         1,615          2,151
                                                        --------       --------
     Total expenses ..............................         8,520          9,031
                                                        --------       --------


(Loss) income before income taxes ................        (5,848)         2,814
(Benefit) provision for income taxes .............           327          2,454
                                                        --------       --------
     Net (loss) Income ...........................      $ (6,175)      $    360
                                                        ========       ========


Basic EPS
   (Loss) Earnings per Class A share .............      $  (0.32)      $    .02

   Shares used in calculation (in thousands) .....        19,277         19,142

Diluted EPS
   (Loss) Earnings per Class A share .............      $  (0.32)      $    .02

   Shares used in calculation (in thousands) .....        19,277         19,923

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
ASSETS AS AT                                             2002          2001
--------------------------------------------------------------------------------
(Dollars in thousands)                                (Unaudited)
Cash and cash equivalents ......................        $  2,034      $  7,973


Deposits, notes and loans receivable ...........          14,534        17,172


Investments ....................................         252,708       260,175


Real estate property, less accumulated
   depreciation of $7,896 and $7,500 ...........          66,370        66,643


Other assets ...................................          25,028        31,870
                                                        --------      --------










TOTAL ASSETS ...................................        $360,674      $383,833
                                                        ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                                      March 31,     December 31,
SHAREHOLDERS' EQUITY AS AT                                                             2002           2001
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                              (Unaudited)
LIABILITIES
Notes and loans payable ........................................................     $ 114,555      $ 122,805
Debentures .....................................................................        21,499         23,096
Accounts and income taxes payable, accrued
   expenses and minority interests .............................................        85,210         86,712
                                                                                     ---------      ---------

     Total liabilities .........................................................       221,264        232,613
                                                                                     ---------      ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 144,621 and 146,226 shares; outstanding 141,271
   and 142,876 shares ..........................................................           723            731

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 715,827 and 726,680 shares; outstanding 593,291
   and 604,144 shares ..........................................................         3,579          3,633

Class A Stock, $1 par value; authorized 60,000,000 shares; issued 25,448,524 and
   25,407,940 shares; outstanding 19,287,860
   and 19,247,276 shares .......................................................        25,448         25,408

Additional paid-in capital .....................................................        58,275         58,253

Retained earnings ..............................................................       105,565        111,740

Treasury stock, at cost ........................................................       (33,238)       (33,238)

Accumulated other comprehensive loss ...........................................       (20,942)       (15,307)
                                                                                     ---------      ---------

     Total shareholders' equity ................................................       139,410        151,220
                                                                                     ---------      ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................     $ 360,674      $ 383,833
                                                                                     =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,                              2002          2001
--------------------------------------------------------------------------------
(Dollars in thousands)                                 (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net (loss) income ..............................     $ (6,175)     $    360
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in earnings of affiliates ..............       (2,047)         (843)
    Realized and unrealized losses
     on investments ...............................        2,860           866
    Gain on sale of real estate rental property ...         (137)       (7,971)
    Depreciation expense ..........................          555           715
    Amortization expense ..........................           (3)           96
    Loss from impairment of investments and loans .        3,892         1,250
    Translation (gain) ............................         (957)         (842)
    Minority interests ............................         (477)         (735)
   Decrease in other assets .......................        7,007         4,059
   (Increase) decrease in accounts and income taxes
    payable, accrued expenses and minority
    interests .....................................         (592)        2,608
   Investments made in trading securities .........          (15)           --
   Proceeds from sale of trading securities .......          468         2,965
   Dividends received from affiliates .............           43            48
                                                        --------      --------

    Net cash provided by operating activities .....        4,422         2,576
                                                        --------      --------

Cash flows from investing activities:
   Deposits, notes and loans receivable collected .        1,846         2,369
   Deposits, notes and loans receivable granted ...         (709)       (5,211)
   Investments made in:
    Available-for-sale securities .................           --          (752)
    Affiliates and others .........................         (967)       (7,604)
   Proceeds from sale of investments:
    Available-for-sale securities .................           --         2,800
          Others ..................................           --           134
   Proceeds from sale of real estate property,
    net of commissions and transfer taxes .........          250        31,723
   Return of capital by partnership ...............          107            --
   Capital improvements ...........................         (373)       (1,253)
                                                        --------      --------
    Net cash provided by investing
     activities ...................................          154        22,206
                                                        --------      --------


The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,                               2002           2001
---------------------------------------------------------------------------------
(Dollars in thousands)                                  (Unaudited)   (Unaudited)
Cash flows from financing activities:
   Notes and loans payable received ................     $    621      $  6,940
   Notes and loans payable repaid:
    Related parties ................................           --          (301)
    Others .........................................       (8,478)      (19,206)
   Contribution to partnership by minority
      interests ....................................           --         1,295
   Debentures repaid ...............................       (1,763)       (1,894)
                                                         --------      --------
   Net cash (used in) financing
      activities ...................................       (9,620)      (13,166)
                                                         --------      --------

Effect of exchange rate changes on cash and
   cash equivalents ................................         (895)       (1,498)
                                                         --------      --------

Net (decrease) increase in cash and cash equivalents       (5,939)       10,118
Cash and cash equivalents at beginning of
   period ..........................................        7,973         5,842
                                                         --------      --------

Cash  and cash equivalents at end of
 period ............................................     $  2,034      $ 15,960
                                                         ========      ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest paid to others: ........................     $  4,602      $  7,223
                                                         ========      ========

   Income taxes paid ...............................     $    137      $     12
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31,                            2002            2001
--------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)         (Unaudited)     (Unaudited)
4% PREFERRED STOCK
Balance, beginning of year .....................      $     731       $     782
Conversion of 1,605 and 1,931 shares into
   Class A Stock ...............................             (8)            (10)
                                                      ---------       ---------
Balance, end of period .........................      $     723       $     772
                                                      =========       =========

6-1/2% PREFERRED STOCK
Balance, beginning of year .....................      $   3,633       $   3,729
Conversion of 10,853 and 2,475 shares into
   Class A Stock ...............................            (54)            (12)
                                                      ---------       ---------
Balance, end of period .........................      $   3,579       $   3,717
                                                      =========       =========

CLASS A STOCK
Balance, beginning of year .....................      $  25,408       $  25,303
Issuance of shares upon conversion of
   Preferred Stock .............................             40              17
                                                      ---------       ---------
Balance, end of period .........................      $  25,448       $  25,320
                                                      =========       =========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year .....................      $  58,253       $  58,194
Conversion of Preferred Stock ..................             22               5
                                                      ---------       ---------
Balance, end of period .........................      $  58,275       $  58,199
                                                      =========       =========

RETAINED EARNINGS
Balance, beginning of year .....................      $ 111,740       $ 118,941
Net (loss) income ..............................         (6,175)            360
                                                      ---------       ---------
Balance, end of period .........................      $ 105,565       $ 119,301
                                                      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31,                              2002           2001
---------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)           (Unaudited)    (Unaudited)
TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period ...........................      $    (84)      $    (84)
                                                        --------       --------

6-1/2% PREFERRED STOCK
Balance, end of period ...........................        (1,853)        (1,853)
                                                        --------       --------

CLASS A STOCK
Balance, beginning of year - 6,160,664
   and 6,168,164 shares, at cost .................       (31,301)       (31,338)
                                                        --------       --------

Balance, end of period ...........................      $(33,238)      $(33,275)
                                                        ========       ========

ACCUMULATED OTHER COMPREHENSIVE LOSS

   Cumulative translation adjustments:
   Balance, beginning of year ....................      $(20,163)      $(17,217)
   Foreign currency translation adjustment .......        (1,339)        (1,406)
                                                        --------       --------
   Balance, end of period ........................       (21,502)       (18,623)
                                                        --------       --------

   Unrealized gain on marketable securities:
   Balance, beginning of year ....................         4,856          7,945
   Unrealized (loss), net ........................        (3,615)        (6,182)
   Sale of available-for-sale securities .........          (681)        (1,485)
                                                        --------       --------
   Balance, end of period ........................           560            278
                                                        --------       --------

Balance, end of period ...........................      $(20,942)      $(18,345)
                                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,                                               2002         2001
------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                 (Unaudited)   (Unaudited)
Net (loss) income .................................................     $ (6,175)     $    360
                                                                        --------      --------

Other comprehensive (loss), net of tax:
   Foreign currency translation adjustments .......................       (1,339)       (1,406)
   Unrealized (loss) on securities ................................       (3,615)       (6,182)
                                                                        --------      --------
   Other comprehensive (loss) .....................................       (4,954)       (7,588)
                                                                        --------      --------

   Comprehensive (loss) ...........................................     $(11,129)     $ (7,228)
                                                                        ========      ========

Related tax benefit (expense) of other comprehensive (loss) income:
   Foreign currency translation adjustments .......................     $    109      $    534
   Unrealized (loss) gain on securities ...........................     $ (1,102)     $  4,193

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

2. The December 31, 2001 consolidated balance sheet presented herein was derived from the audited December 31, 2001 consolidated financial statements of the Company.

         Reference should be made to the Company's consolidated financial statements for the year ended December 31, 2001 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 2001 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets (SFAS 142). The adoption of SFAS 142 does not have a material effect on the financial statements.

4. Segment information presented below results primarily from operations in Israel.

           THREE MONTHS ENDED MARCH 31,          2002           2001
           -------------------------------------------------------------
           (Dollars in thousands)
           Revenues:
           Finance .......................     $  (1,613)     $     200
           Real estate ...................         1,839         11,094
           Leisure-time ..................           419            447
           Intercompany adjustments ......           (20)          (739)
                                               ---------      ---------

                Total ....................     $     625      $  11,002
                                               =========      =========

           Pretax Operating Income (Loss):
           Finance .......................     $  (8,356)     $  (5,626)
           Real estate ...................           (63)         6,790
           Leisure-time ..................            47             72
                                               ---------      ---------
                Total ....................     $  (8,372)     $   1,236
                                               =========      =========

           Total Assets:
           Finance* ......................     $ 281,054      $ 339,467
           Real estate ...................        69,499         75,400
           Leisure-time ..................        14,546         13,803
           Intercompany adjustments ......        (4,425)        (6,872)
                                               ---------      ---------
                Total ....................     $ 360,674      $ 421,798
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

5. The following table summarizes securities that were outstanding as of March 31, 2002 and 2001, but not included in the calculations of diluted earnings per Class A share because such shares are antidilutive.

                   (Shares in thousands)          March 31,
                                              ----------------
                                               2002      2001
                                              ------    ------
                   Options and Rights         2,822     3,013
                   6-1/2% Preferred Stock       593       621
                   4% preferred stock           141       151

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

         Results of Operations

Ampal-American Israel Corporation ("Ampal") and its subsidiaries (the "Company") recorded a consolidated net loss of $6.2 million for the three months ended March 31, 2002, as compared to a net income of $.4 million for the same period in 2001. The decrease in net income is primarily attributable to gains from the sale of real estate rental property in the first quarter of 2001, which were insignificant in the same period in 2002, gains from the sale of investments in the first quarter of 2001 which were absent in the same period in 2002, higher loss from impairment of investments, higher unrealized losses on investments and loans. These decreases in net income were partially offset by the increase in equity in earnings of affiliates, lower interest expense, higher other income and lower headquarters expenses.

Ampal recorded $2.9 million of unrealized losses on investments which are classified as trading securities in the three-month period ended March 31, 2002, as compared to $2.2 million in the same period in 2001. The unrealized losses recorded in 2002 were primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. ("Leumi"), Alvarion Ltd. ("Alvarion") and Arel Communications and Software Ltd., while the unrealized losses in 2001 are primarily attributable to the investment in shares of Leumi. At March 31, 2002 and December 31, 2001, the aggregate fair value of trading securities amounted to approximately $7.5 million and $9.9 million, respectively.

In the three months ended March 31, 2001, the Company recorded $1.3 million of gains on the sale of investments, which were primarily attributable to its investment in Alvarion. There were no similar gains in the quarter ended March 31, 2002.

Equity in earnings of affiliates increased to $2 million for the three months ended March 31, 2002, from $0.8 million for the same period in 2001.

On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue ("800 Second Avenue") in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes).

The decrease in real estate income and expenses in the first quarter of 2002 as compared to the same period in 2001 is attributable to the sale of 800 Second Avenue and the absence of a comparable event in the first quarter of 2002.

The increase in other income in the three months ended March 31, 2002, as compared to the same period in 2001, is attributable to the officer's life insurance proceeds received by the Company as a beneficiary.

The Company recorded lower interest expense in the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of loan repayments.

In the three-month period ended March 31, 2002, the Company recorded $3.9 million in losses from the impairment of its investments and loans in the following companies: Bay Heart Limited ("Bay Heart")($1.5 million), Bridgewave Communications, Inc. ($0.8 million), Camelot Information Technologies Ltd. ("Camelot")($0.5 million), Netformx Ltd. ($0.5 million), Enbaya Inc. ($0.5 million), Tulip Ltd. ($0.1 million), while in the same period in 2001, the Company recorded a $1.25 million loss from the impairment of its investment in RealM Technologies, Ltd.

Liquidity and Capital Resources

At March 31,2002, cash and cash equivalents were $2 million, as compared with $8 million at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the repayments of notes and loans payable. The increase in accumulated other comprehensive loss is primarily attributable to the unrealized currency translation losses and the unrealized losses on available-for-sale securities.

At March 31, 2002, the aggregate fair value of trading and available-for-sale securities was approximately $34.2 million, as compared to$40.6 million at December 31, 2001, due both to sales and decreases in the market prices of such securities.

On January 2, 2002, the Company made a $0.5 million loan to Camelot. In February 2002, the Company, together with other Camelot debtholders, acted to put Camelot into liquidation proceedings. The Company has written off its investment in Camelot.

On January 4, 2002, the Company made an additional investment of $0.5 million in ShellCase Ltd., a developer and manufacturer of chip size packaging. The Company currently holds an approximately 14% equity interest in ShellCase Ltd.

On January 28, 2002, the Company made an additional investment of $0.5 million in PowerDsine Ltd., a leading designer and developer of software controlled power solutions. The Company currently holds an approximately 8.1% equity interest in PowerDsine Ltd.

The Company's sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends and other financial commitments of the Company for the next 12 months. However, to the extent that the contingencies and payment obligations described below and in other parts of this Report including the proceedings described in "Part II - Item 1. Legal Proceedings", require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, including by increasing its borrowings or by refinancing its indebtedness or liquidating other assets, the value of which may also decline. In addition, some of the Company's assets have already been pledged as security for specific loans or guarantees and would therefore be unavailable if the Company wished to sell or pledge them in order to provide an additional source of cash.

The Company had in place an unused committed line of credit of $6 million at March 31, 2002.

In connection with its investment in MIRS, the Company has two long-term loans from Hapoalim and Leumi in the amount outstanding of $37.3 million and $34.9 million, respectively, as of March 31, 2002. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the Leumi loan were amended to reflect changes in MIRS' business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola Israel does not make a guaranteed payment to the Company in March 2003 as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola Israel. In addition, Leumi will have recourse to the Company for another $0.5 million beginning in 2006 in relation to the Company's repayment obligations under the loan. The Company anticipates that similar amendments will be required in the Hapoalim loan. In the event that any such amendments are made to the Hapoalim loan, the terms of the security provided by the Company under that loan may also be changed. Any such changes may result in the Company directly guaranteeing part of this loan too.

As of March 31, 2002, the Company had outstanding $5.3 million in debentures with interest rates of 7.5%. These debentures, which mature in 2005, are secured by $5.5 million in cash held in a secured account. In addition, the Company also had outstanding as of March 31, 2002, $18 million in 11% discount debentures. These debentures mature in 2003. However, the debentures also allow for early redemption by their holders in 2002, provided that in the event of early redemption the Company would not be required to pay $2 million in unamortized discounts. In the event that these debentures are redeemed early, the Company may need to draw upon various sources of cash, including by increasing its borrowings or by refinancing its indebtedness or liquidating assets in order to pay the $16 million owed.

The Company financed a portion of the development of its Am-Hal facilities through bank loans from Hapoalim. At March 31, 2002 and December 31, 2001 the amounts outstanding under these loans were $13.5 million and $14.3 million, respectively. The loans are dollar linked, mature through 2002 and have interest rates of zero to LIBOR plus 1%. The Company generally repays these loans with the proceeds received from the sale of apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal's properties.

The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim. The term of these borrowings is up to one year. The weighted average interest rates and the balances of these short-term borrowings at March 31, 2002 and December 31, 2001 were 3.6% on $39.5 million and 3.23% on $31.1 million, respectively.

As of March 31, 2002, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.8 million. This includes a $4 million guarantee to bank Leumi with respect to the Mirs loan as described above, and a guarantee of $5.8 million of indebtedness incurred by Bay Heart ($2.5 million of which was recorded in the Company's financial statements at March 31, 2002) in connection with the development of its property. Bay Heart recorded increased losses in 2002 as a result of decreased rental revenues, increased financing expenses and a higher provision for income taxes. Bay Heart's decreased rental revenues were due to lower average rental rates on its properties caused, in part, by the general recession in Israel which affected the real estate sector and by the surplus of mall properties in the Haifa area. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company's guarantee.

The Company also issued guarantees in the amount of $5.5 million in favor of clients of Am-Hal in order to secure their deposits.

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

CRITICAL ACCOUNTING POLICIES

The Company accounts for a number of its investments, including many of its investments in the high-technology and communications industries, on the basis of the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company's liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company's industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

SUBSEQUENT EVENT

On April 25, 2002, Rebar Financial Corp., a corporation owned and controlled by Raz and Daniel Steinmetz, had completed the sale of approximately 51% (on a fully-diluted basis) of the outstanding shares of Ampal-American Israel Corporation to Y.M. Noy Investments Ltd. ("Y.M.Noy"), a company controlled by Yosef A.Maiman, for an aggregate purchase price of approximately $83 million. All regulatory approvals necessary for the closing of the transaction have been received.

As part of the sale, Ampal's employees sold to Y.M. Noy 329,000 Ampal Class A shares at $7.46 per share which were issued to them upon their exercise of the stock options.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2002, and are sensitive to the above market risks.

Interest Rate Risks

At March 31, 2002, the Company had financial assets totaling $16.2 million and financial liabilities totaling $136.1 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At March 31, 2002, the Company had fixed rate financial assets of $10.9 million and variable rate financial assets of $5.3 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the variable financial assets by approximately $.1 million.

At March 31, 2002, the Company had fixed rate debt of $31.7 million and variable rate debt of $104.4 million. A ten percent decrease in interest rates would increase the unrealized fair value of the variable rate debt by approximately $.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company sometimes enters into various foreign exchange forward purchase contracts. At March 31, 2002, the open foreign exchange forward purchase contracts amounted to $5 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $1.6 million. Conversely, if there were a 10% revaluation of the foreign currency, the net decrease in earnings would be $.3 million.

Equity Price Risk

The Company's investments at March 31, 2002 included marketable securities (trading and available-for-sale) which are recorded at fair value of $34.2 million, including a net unrealized loss of $13.6 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $3.4 million.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Kaniel

On December 2, 1997, Kaniel, the Israeli Company for Tin Containers Ltd. ("Kaniel") filed a suit against the Company in the Tel Aviv District Court, in the amount of NIS 3,623,058 ($0.8 million). The suit relates to eight loans given to Kaniel by the Company in 1984. Kaniel claimed that the Company's actions in connection with the loans were forbidden under the Israeli Interest Law. On November 19, 1998, the Tel Aviv District Court ruled that the statute of limitations applies to the majority of the plaintiff's claim, and thereby rejected such claims. The plaintiff filed an appeal with the Israeli Supreme Court, and withdrew the remainder of its claim until the Supreme Court's ruling. The parties agreed at the Supreme Court session that the claim shall be returned to the Tel Aviv District Court. On May 6, 2002 the evidentiary hearings were completed. The judgment hearing is scheduled for October 28, 2002. At this stage, the Company cannot estimate the impact this claim will have on it.

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

Am-Hal

The Israeli Income Tax Authority conducted a review of Am-Hal Ltd., the Company's wholly-owned subsidiary, in 2000 and 2001. Following the review, the Income Tax Authority assessed Am-Hal for additional taxes for the years 1995-1999. Am-Hal disputed the assessment, based on its disagreement with the Income Tax Authority concerning the proper methodology for calculating nursing home revenues. The assessment is appealable and Am-Hal intends to file such an appeal. Am-Hal believes that there is a reasonable chance that its appeal will be accepted. Based on the assessment, Am-Hal would have a tax obligation of NIS
5.9 million for the years 1995-1999. In addition, its tax loss carry forward brought forward from 1999 to 2000 would have been reduced from NIS 9 million to NIS 0.8 million. If the principles applied by the Tax Authority to the calculation of nursing home revenue would be applied for the tax years 2000 and 2001 (which were not reviewed), Am-Hal would have a tax obligation of $0.9 million and $0 for 1999 and 2000, respectively.
The effect of the assessment, if upheld, would be an acceleration of tax payments which Am-Hal had accrued for on an ongoing basis. There was no net tax expense in 2001 as a result of this issue. However, a payment of $2.2 million will be due if the assessment is upheld in full.

Ampal (Israel)

In May 2002, the Israeli Income Tax Authority issued an assessment to Ampal (Israel) Ltd., the Company's wholly-owned subsidiary, for payment of approximately NIS 34 million for the tax years 1998-2000. Ampal (Israel) intends to file an appeal regarding this assessment and believes that there is a very good chance that its appeal will be accepted. In addition, the Company has previously established a reserve in the amount of NIS 10 million in connection with potential tax liabilities for these tax years.

      Item 2.     Changes in Securities and Use of Proceeds -- None.

      Item 3.     Defaults upon Senior Securities -- None.

      Item 4.     Submission of Matters to a Vote of Security Holders -- None.

      Item 5.     Other Information -- None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)      Exhibits:

             Exhibit 3 - Certificate of Incorporation and By-Laws.

             3a. Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as
             Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-538).

             3b. By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002. (Filed as Exhibit 3b. to Form 10-K, for the year ended December 31, 2001 and incorporated herein by reference.
             File No. 0-538).

             Exhibit 11 -- Schedule Setting Forth Computation of Earnings per Share of Class A Stock.

    (b)      Reports on Form 8-K:

             The issuer filed a current report on Form 8-K dated May 2, 2002, reporting under Item 1 a change in control of the registrant and under Item 5 changes in the composition of the Board of Directors.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMPAL-AMERICAN ISRAEL CORPORATION



                                        By:/s/ Jack (Tato) Bigio
                                        ----------------------------------------
                                               Jack (Tato) Bigio
                                               President and
                                                 Chief Executive Officer
                                               (Principal Executive Officer)

                                        By:/s/ Shlomo Meichor
                                        ----------------------------------------
                                               Shlomo Meichor
                                               Vice President - Finance
                                                 and Treasurer
                                               (Principal Financial Officer)

                                        By:/s/ Alla Kanter
                                        ----------------------------------------
                                               Alla Kanter
                                               Vice President - Accounting
                                                 and Controller
                                               (Principal Accounting Officer)

                                        By:/s/ Giora Bar-Nir
                                        ----------------------------------------
                                               Giora Bar-Nir
                                               Controller
                                               (Principal Accounting Officer)



Dated:  May 15, 2002

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

Exhibit No.                        Description

    3a. Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-538).

    3b. By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002. (Filed as Exhibit 3b. to Form 10-K, for the year ended December 31, 2001 and incorporated herein by reference. File No. 0-538).

    11            Schedule Setting Forth Computation of Earnings Per
                  Share of Class A Stock............................      Page *