Form 10-Q
period 2002-06-30
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2002-08-13
CIK 731859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

         The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,652,991 (as of July 31, 2002).

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q

                                                                                               Page
                                                                                               ----
Part I          Financial Information

    Item 1.     Financial Statements

                Consolidated Statements of Operations

                    Six Months Ended June 30 ...........................................         1

                    Three Months Ended June 30 .........................................         2

                Consolidated Balance Sheets.............................................         3

                Consolidated Statements of Cash Flows...................................         5

                Consolidated Statements of Changes in Shareholders'
                  Equity................................................................         7

                Consolidated Statements of Comprehensive Loss...........................         9

                Notes to the Consolidated Financial Statements..........................        10

    Item 2.     Management's Discussion and Analysis of Financial

                   Condition and Results of Operations..................................        12

    Item 3.     Quantitative and Qualitative Disclosures About
                   Market Risks.........................................................        18

Part II         Other Information.......................................................        19

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,                                    2002                     2001
---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)          (Unaudited)              (Unaudited)
REVENUES
Equity in earnings of affiliates ...........                   1,040                    2,298
Interest ...................................                     614                      578
Real estate income .........................                   3,656                    4,954
Realized and unrealized losses on
   investments .............................                  (6,837)                  (2,051)
Gain on sale of real estate rental property                      137                   10,091
Other ......................................                   5,320                    2,216
                                                          ----------               ----------

     Total revenues ........................                   3,930                   18,086
                                                         ----------               ----------

EXPENSES
Interest ...................................                   4,178                    7,324
Real estate expenses .......................                   3,780                    5,035
Loss from impairment of investments ........                   6,080                    3,153
Minority interests .........................                     197                   (1,233)
Translation (gain) .........................                    (957)                    (553)
Other ......................................                   3,483                    4,227
                                                          ----------               ----------
     Total expenses ........................                  16,761                   17,953
                                                          ----------               ----------


(Loss) income before income taxes ..........                 (12,831)                     133
Provision for income taxes .................                   2,502                    3,584
                                                          ----------               ----------

     Net loss ..............................              $  (15,333)              $   (3,451)
                                                          ==========               ==========

Basic EPS
   Loss per Class A share ..................              $    (0.79)              $    (0.19)

   Shares used in calculation (in thousands)                  19,435                   19,157

Diluted EPS
   Loss per Class A share ..................              $    (0.79)              $    (0.19)

   Shares used in calculation (in thousands)                  19,435                   19,157


The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,                                  2002                     2001
---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)          (Unaudited)              (Unaudited)
REVENUES
Equity in (losses) earnings of affiliates ..                  (1,007)                   1,455
Interest ...................................                     277                      363
Real estate income .........................                   1,817                    1,831
Realized and unrealized losses on
   investments .............................                  (3,977)                  (1,185)
Gain on sale of real estate rental property                       --                    2,120
Other ......................................                   4,148                    1,657
                                                          ----------               ----------

     Total revenues ........................                   1,258                    6,241
                                                          ----------               ----------

EXPENSES
Interest ...................................                   1,653                    3,126
Real estate expenses .......................                   1,858                    2,026
Loss from impairment of investments ........                   2,188                    1,903
Minority interests .........................                     674                     (498)
Translation loss ...........................                      --                      289
Other ......................................                   1,868                    2,076
                                                          ----------               ----------
     Total expenses ........................                   8,241                    8,922
                                                          ----------               ----------


Loss before income taxes ...................                  (6,983)                  (2,681)
Provision for income taxes .................                   2,175                    1,130
                                                          ----------               ----------

     Net loss ..............................              $   (9,158)              $   (3,811)
                                                          ==========               ==========

Basic EPS
   Loss per Class A share ..................              $    (0.47)              $    (0.20)

   Shares used in calculation (in thousands)                  19,557                   19,170

Diluted EPS
   Loss per Class A share ..................              $    (0.47)              $    (0.20)

   Shares used in calculation (in thousands)                  19,557                   19,170

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     June 30,              December 31,
ASSETS AS OF                                           2002                    2001
--------------------------------------------------------------------------------------
(Dollars in thousands)                              (Unaudited)             (audited)
Cash and cash equivalents ............                   1,614                   7,973

Deposits, notes and loans receivable .                  10,643                  17,172

Investments ..........................                 238,213                 260,175

Real estate property, less accumulated
   depreciation of $8,315 and $7,500 .                  66,234                  66,643

Other assets .........................                  24,383                  31,870
                                                    ----------              ----------



TOTAL ASSETS .........................              $  341,087              $  383,833
                                                    ==========              ==========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                                                               June 30,              December 31,
SHAREHOLDERS' EQUITY AS AT                                                                      2002                    2001
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                       (Unaudited)              (audited)
LIABILITIES
Notes and loans payable ........................................................                111,260                 122,805
Debentures .....................................................................                 21,989                  23,096
Accounts and income taxes payable, accrued
   expenses and minority interests .............................................                 82,296                  86,712
                                                                                              ---------               ---------

     Total liabilities .........................................................                215,545                 232,613
                                                                                              ---------               ---------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 143,021 and 146,226 shares; outstanding 139,671
   and 142,876 shares ..........................................................                    715                     731

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 706,450 and 726,680 shares; outstanding 583,914
   and 604,144 shares ..........................................................                  3,532                   3,633

Class A Stock, $1 par value; authorized 60,000,000 shares; issued 25,484,655 and
   25,407,940 shares; outstanding 19,652,991
   and 19,247,276 shares .......................................................                 25,485                  25,408

Additional paid-in capital .....................................................                 58,125                  58,253

Retained earnings ..............................................................                 96,407                 111,740

Treasury stock, at cost ........................................................                (31,096)                (33,238)

Accumulated other comprehensive loss ...........................................                (27,626)                (15,307)
                                                                                              ---------               ---------

     Total shareholders' equity ................................................                125,542                 151,220
                                                                                              ---------               ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................              $ 341,087               $ 383,833
                                                                                              =========               =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                                          2002                      2001
----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                          (Unaudited)               (Unaudited)
Cash flows from operating activities:
   Net loss .....................................                $ (15,333)                $  (3,451)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in earnings of affiliates ............                   (1,040)                   (2,298)
    Realized and unrealized losses
     on investments .............................                    6,837                     2,051
    Gain on sale of real estate rental property .                     (137)                  (10,091)
    Depreciation expense ........................                    1,078                     1,151
    Amortization expense ........................                        6                       136
    Loss from impairment of investments and loans                    6,080                     3,153
    Translation gain ............................                     (957)                     (553)
    Minority interests ..........................                      197                    (1,233)
   Decrease in other assets .....................                    7,318                     5,093
   Decrease in accounts and income taxes
    payable, accrued expenses ...................                    1,249                     3,995
   Investments made in trading securities .......                      (16)                       --
   Proceeds from sale of trading securities .....                      468                     4,486
   Dividends received from affiliates ...........                       83                     2,032
                                                                 ---------                 ---------

    Net cash provided by operating activities ...                    5,833                     4,471
                                                                 ---------                 ---------

Cash flows from investing activities:

   Deposits, notes and loans receivable collected                    3,170                     3,083
   Deposits, notes and loans receivable granted .                     (913)                   (7,277)
   Investments made in:
    Available-for-sale securities ...............                       --                    (1,256)
    Affiliates and others .......................                     (991)                   (9,316)
   Proceeds from sale of investments:
    Available-for-sale securities ...............                       --                     2,800
   Others .......................................                       --                       137
   Proceeds from sale of real estate property,
    net of commissions and transfer taxes .......                      250                    34,848
   Return of capital by partnership .............                      209                       120
   Capital improvements .........................                     (905)                   (1,872)
                                                                 ---------                 ---------

    Net cash provided by investing
     activities .................................                      820                    21,267
                                                                 ---------                 ---------

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                                         2002                             2001
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                         (Unaudited)                      (Unaudited)
Cash flows from financing activities:
   Notes and loans payable received ............                      967                            7,309
   Notes and loans payable repaid:
    Related parties ............................                       --                             (641)
    Others .....................................                  (11,782)                         (33,932)
   Proceeds from exercise of stock options .....                    1,973                               --
   Contribution to partnership by minority
     interests .................................                       --                            1,295
   Debentures repaid ...........................                   (1,763)                          (1,894)
                                                                ---------                        ---------
 Net cash (used in) financing
     activities ................................                  (10,605)                         (27,863)
                                                                ---------                        ---------

Effect of exchange rate changes on cash and
   cash equivalents ............................                   (2,407)                            (818)
                                                                ---------                        ---------

Net decrease in cash and cash equivalents ......                   (6,359)                          (2,943)
Cash and cash equivalents at beginning of
   period ......................................                    7,973                            5,842
                                                                ---------                        ---------

Cash and cash equivalents at end of period .....                $   1,614                        $   2,899
                                                                =========                        =========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest paid to others: ....................                $   5,279                        $   9,130
                                                                =========                        =========

   Income taxes paid ...........................                $     204                        $   2,213
                                                                =========                        =========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Issuance of stock for charitable contribution
   and services ................................                $      --                        $      55
                                                                =========                        =========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
--------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,                                   2002                      2001
---------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)             (Unaudited)               (Unaudited)
4% PREFERRED STOCK
Balance, beginning of year ...............                $     731                 $     782
Conversion of 3,205 and 1,931 shares into
   Class A Stock .........................                      (16)                      (21)
                                                          ---------                 ---------
Balance, end of period ...................                $     715                 $     761
                                                          =========                 =========

6-1/2% PREFERRED STOCK
Balance, beginning of year ...............                $   3,633                 $   3,729
Conversion of 20,230 and 2,475 shares into
   Class A Stock .........................                     (101)                      (37)
                                                          ---------                 ---------
Balance, end of period ...................                $   3,532                 $   3,692
                                                          =========                 =========

CLASS A STOCK

Balance, beginning of year ...............                $  25,408                 $  25,303
Issuance of shares upon conversion of
   Preferred Stock .......................                       77                        43
                                                          ---------                 ---------
Balance, end of period ...................                $  25,485                 $  25,346
                                                          =========                 =========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year ...............                $  58,253                 $  58,194
Conversion of Preferred Stock ............                       40                        15
Issuance of additional shares ............                       --                        18
Issuance of shares upon Exercise of
  Stock options ..........................                     (168)                       --
                                                          ---------                 ---------
Balance, end of period ...................                $  58,125                 $  58,227
                                                          =========                 =========

RETAINED EARNINGS
Balance, beginning of year ...............                $ 111,740                 $ 118,941
Net loss .................................                  (15,333)                   (3,451)
                                                          ---------                 ---------
Balance, end of period ...................                $  96,407                 $ 115,490
                                                          =========                 =========

The accompanying notes are an integral part of the consolidated financial statements.

2AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,                                          2002                       2001
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                    (Unaudited)                (Unaudited)
TREASURY STOCK
4% PREFERRED STOCK
Balance, end of period .........................                       (84)                       (84)
                                                                ----------                 ----------

6-1/2% PREFERRED STOCK
Balance, end of period .........................                    (1,853)                    (1,853)
                                                                ----------                 ----------
CLASS A STOCK
Balance, beginning of year - 6,160,664
   and 6,168,164 shares, at cost ...............                   (31,301)
                                                                                              (31,338)

Issuance of additional shares ..................                        --                         37
Issuance of shares upon exercise of 329,000
   Stock options ...............................                     2,142                         --
                                                                ----------                 ----------

Balance, end of period - 5,831,664 and 6,168,164
  Shares at cost ...............................                   (29,159)                   (31,301)
                                                                ----------                 ----------

Balance, end of period .........................                $  (31,096)                $  (33,238)
                                                                ==========                 ==========

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Cumulative translation adjustments:
   Balance, beginning of year ..................                   (20,163)                   (17,217)
   Foreign currency translation adjustment .....                    (1,694)                    (1,112)
                                                                ----------                 ----------
   Balance, end of period ......................                   (21,857)                   (18,329)
                                                                ----------                 ----------


   Unrealized gain on marketable securities:
   Balance, beginning of year ..................                     4,856                      7,945
   Unrealized (loss), net ......................                    (9,944)                    (4,053)

   Sale of available-for-sale securities .......                      (681)                    (1,485)
                                                                ----------                 ----------
   Balance, end of period ......................                    (5,769)                     2,407
                                                                ----------                 ----------

Balance, end of period .........................                $  (27,626)                $  (15,922)
                                                                ==========                 ==========

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30,                                                   2002                     2001
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                   (Unaudited)              (Unaudited)
Net loss .................................................                $(15,333)                $ (3,451)
                                                                          --------                 --------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustments ..............                  (1,694)                  (1,112)
   Unrealized loss on securities .........................                  (9,944)                  (4,053)
                                                                          --------                 --------
   Other comprehensive loss ..............................                 (11,638)                  (5,165)
                                                                          --------                 --------

   Comprehensive loss ....................................                $(26,971)                $ (8,616)
                                                                          ========                 ========

Related tax benefit (expense) of other Comprehensive loss:
   Foreign currency translation adjustments ..............                $     82                 $    452
   Unrealized (loss) gain on securities ..................                $ (1,782)                $  3,093

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

4. In May 2002, the FASB issued FAS 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002". FAS 145 is effective for fiscal periods beginning after May 15, 2002 (as applicable to the Company, January 1, 2003). The Company does not believe that the adoption of FAS 145 will have any material effect on its consolidated financial statements.

5. Segment information presented below results primarily from operations in Israel.

         SIX MONTHS ENDED JUNE 30,               2002                   2001
                                              ---------              ---------
         (Dollars in thousands)
         Revenues:
         Finance ................                (1,661)                   654
         Real estate ............                 3,793                 15,045
         Leisure-time ...........                   796                    850
         Intercompany adjustments                   (38)                  (761)
                                              ---------              ---------

              Total .............             $   2,890              $  15,788
                                              =========              =========

         Pretax Operating Loss:
         Finance ................               (13,770)               (11,861)
         Real estate ............                    39                  8,410
         Leisure-time ...........                    57                     53
                                              ---------              ---------

              Total .............             $ (13,674)             $  (3,398)
                                              =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

         Total Assets:
         Finance* ...............               260,923                327,084
         Real estate ............                69,295                 70,529
         Leisure-time ...........                15,220                 14,146
         Intercompany adjustments                (4,351)                (5,924)
                                              ---------              ---------
              Total .............             $ 341,087              $ 405,835
                                              =========              =========

         *Includes an investment in MIRS Communications Ltd. of $111 million.


         Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues exclude equity in earnings of affiliates and pretax operating loss excludes equity in earnings of affiliates and minority interests.

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

6. The following table summarizes securities that were outstanding as of June 30, 2002 and 2001, but not included in the calculations of diluted loss per Class A share because such shares are antidilutive.

         (Shares in thousands)                      June 30,
                                            -----------------------
                                             2002              2001
                                            -----             -----
         Options and Rights                 1,835             3,106
         6-1/2% Preferred Stock               584               620
         4% preferred stock                   140               151

7.       Legal Proceedings

         MIRS

         A petition to certify a class action against MIRS and the other three cellular operators in Israel in the total amount of NIS 600 million ($125 million) was filed in the Tel Aviv District Court in May 2002. The claim involves the inter-connect fees that were collected from the customers of the other operators with regard to phone calls that were made to voice recorder applications through the cellular operators' dialing numbers. At this stage, the Company cannot estimate the impact this claim will have on it.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Results of Operations

Six months ended June 30, 2002 compared to six months ended June 30, 2001:

Ampal-American Israel Corporation ("Ampal" or the "Company") and its subsidiaries recorded a consolidated net loss of $15.3 million for the six months ended June 30, 2002, as compared to a net loss of $3.5 million for the same period in 2001. The increase in net loss is primarily attributable to gains from the sale of real estate rental property in the first half of 2001, which were insignificant in the same period in 2002, higher unrealized losses on investments in marketable securities, higher loss from impairment of investments and loans, gains from the sale of investments in 2001, which were absent in 2002 and decreases in equity in earnings of affiliates. These decreases were partially offset by higher other income and lower interest expense.

On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue ("800 Second Avenue") in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes). On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes). There were no comparable gains in the first half of 2002.

In the six-month period ended June 30, 2002, Ampal recorded $6.8 million of unrealized losses on investments, which consisted of $2.5 million of unrealized losses on investments classified as trading securities and $4.3 million of unrealized losses from the permanent impairment in value of investments in the available-for-sale securities. In the same period in 2001, the Company recorded $2 million of realized and unrealized losses on investments which consists of $3.5 million of unrealized losses on investments and $1.5 million gains from sale of investments. The unrealized losses on trading securities recorded in 2002 were primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. ("Leumi"), while the unrealized losses in 2001 were primarily attributable to the investment in shares of Zeevi Computers and Technology Ltd. ("Zeevi") and Leumi. The unrealized losses from the permanent impairment in value of the Company's investments in the available-for-sales securities in 2002 were primarily attributable to the investment in shares of Sonic Foundry Inc. ("Sonic") ($1.8 million), Alvarion Ltd. ("Alvarion") ($2 million) and Compugen Ltd. ("Compugen") ($0.5 million). At June 30, 2002 and June 30, 2001, the aggregate fair value of trading securities amounted to approximately $6.5 million and $15 million, respectively.

Equity in earnings of affiliates decreased to $1 million for the six months ended June 30, 2002, from $2.3 million for the same period in 2001, as a result of decreased earnings of affiliates in 2002, whose earnings were affected by the devaluation of the new Israeli shekel against the US dollar and by losses from impairment of investments.

The decrease in real estate income and expenses in the first quarter of 2002 as compared to the same period in 2001 is attributable to the sale of 800 Second Avenue.

The increase in other income for the six months ended June 30, 2002, as compared to the same period in 2001, is attributable to the $3.6 million gross income recorded in the first half of 2002, with respect to the guaranteed payment from Motorola (Israel) Ltd., which was not recorded in the same period in 2001.

The Company recorded lower interest expense in the six months ended June 30, 2002, as compared to the same period in 2001, primarily as a result of loan repayments.

In the six-month period ended June 30, 2002, the Company recorded $6.1 million in losses from the impairment of its investments and loans in the following companies: Bridgewave Communications, Inc. ("Bridgewave") ($2.6 million), Bay Heart Limited ("Bay Heart")($1.5 million), Camelot Information Technologies Ltd. ("Camelot")($0.5 million), Netformx Ltd. ($0.5 million), Enbaya Inc. ($0.5 million), Shiron Satellite Communications (1996) Ltd. ("Shiron")($0.4 million) and Tulip Ltd. ($0.1 million), while in the same period in 2001, the Company recorded a $3.15 million loss from the impairment of its investments.


Three months ended June 30, 2002 compared to three months ended June 30, 2001:

The consolidated net loss increased to $9.2 million for the three months ended June 30, 2002, as compared to a net loss of $3.8 million for the same period in 2001. The increase in net loss is primarily attributable to higher unrealized losses on investments in marketable securities, the gain from the sale of real estate rental property in the second quarter of 2001, which was absent in the same period in 2002 and decrease in equity in earnings of affiliates. These decreases were partially offset by higher other income and lower interest expense.

In the three-month period ended June 30, 2002, Ampal recorded $4 million of unrealized losses on investments as compared to $1.2 million in the same period in 2001. The unrealized losses recorded in 2002 consisted of $0.7 million of the unrealized losses on investments in various trading securities and $3.3 million of the unrealized losses from the permanent impairment in value of Ampal's investment in the available-for-sale securities. The unrealized losses in 2001 were primarily attributable to the investment in shares of Zeevi.

On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes). There were no similar gains in the three months ended June 30, 2002.

Equity in earnings of affiliates decreased to a loss of $1 million for the three months ended June 30, 2002, from income of $1.5 million for the same period in 2001. The decrease is primarily attributable to the decreased earnings of the Company's 42.5%-owned affiliates Ophir Holdings Ltd. ("Ophir"), which recorded lower gains on sale of investments in 2002, and Ophirtech Ltd. ("Ophirtech"), which recorded higher losses from impairment of investments in 2002.

The increase in other income in the three months ended June 30, 2002, as compared to the same period in 2001, is attributable to $3.6 million income recorded with respect to the guaranteed payment from Motorola (Israel) Ltd.

The Company recorded lower interest expense in the three months ended June 30, 2002, as compared to the same period in 2001, primarily as a result of loan repayments.

In the three-month period ended June 30, 2002, the Company recorded $2.2 million in losses from the impairment of its investments in Bridgewave ($1.8 million) and Shiron ($0.4 million), while in the same period in 2001, the Company recorded a $1.9 million loss from the impairment of its investments in Shiron ($0.9 million), mPrest ($0.75 million) and Babylon ($0.25 million).

Liquidity and Capital Resources

On June 30, 2002, cash and cash equivalents were $1.6 million, as compared with $8 million at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the repayments of notes and loans payable. The increase in accumulated other comprehensive loss is primarily attributable to the unrealized currency translation losses and the unrealized losses on available-for-sale securities.

On June 30, 2002, the aggregate fair value of trading and available-for-sale securities was approximately $26.5 million, as compared to $40.6 million at December 31, 2001, due both to sales and decreases in the market prices of such securities.

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

The Company's sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that the contingencies and payment obligations described below and in other parts of this Report including the proceedings described in "Part II -
Item 1. Legal Proceedings", require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, including by increasing its borrowings or by refinancing its indebtedness or liquidating other assets, the value of which may also decline. In addition, some of the Company's assets have already been pledged as security for specific loans or guarantees and would therefore be unavailable if the Company wished to sell or pledge them in order to provide an additional source of cash.

The Company had in place an unused committed line of credit of $6 million at June 30, 2002.

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. ("Hapoalim") and Leumi in the amount outstanding of $37.3 million and $34.9 million, respectively, as of June 30, 2002. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31st of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the loan from Leumi were amended to reflect changes in MIRS' business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola (Israel) Ltd. does not make a guaranteed payment to the Company in March 2003 as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola (Israel) Ltd. In addition, Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 in relation to the Company's repayment obligations under the loan.

As of June 30, 2002, the Company had $5.3 million in outstanding debentures with interest rates of 7.5%. These debentures, which mature in 2005, are secured by $5.5 million in cash held in a secured account. In addition, as of June 30, 2002, the Company also had $18 million outstanding in 11% discount debentures. These debentures mature in 2003. However, such debentures also allow for early redemption by their holders in 2002, provided that, in the event of early redemption, the Company would not be required to pay $2 million in unamortized discounts. In the event that these debentures are redeemed early, the Company may need to draw upon various sources of cash, including by increasing its borrowings or by refinancing its indebtedness or liquidating assets in order to pay the $16 million owed.

The Company financed a portion of the development of its Am-Hal facilities through bank loans from Hapoalim. At June 30, 2002 and December 31, 2001, the amounts outstanding under these loans were $13.1 million and $14.3 million, respectively. The loans are dollar linked, mature through 2002 and have interest rates of LIBOR plus 1%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal's properties.

The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim. The term of these borrowings is up to one year. The weighted average interest rates and the balances of these short-term borrowings at June 30, 2002 and December 31, 2001 were 3.4% on $36.8 million and 3.23% on $31.1 million, respectively.

As of June 30, 2002, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.8 million. This includes a $4 million guarantee to Leumi with respect to the Mirs loan as described above, and a guarantee of $5.8 million of indebtedness incurred by Bay Heart ($2 million of which was recorded in the Company's financial statements at June 30, 2002) in connection with the development of its property. Bay Heart recorded increased losses in 2002 as a result of decreased rental revenues, and increased financing expenses.

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

The Company also issued guarantees in the amount of $5.4 million in favor of clients of Am-Hal in order to secure their deposits.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and in the global business and economic conditions in the different sectors and markets where the Company's portfolio companies operate.

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described therein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this quarterly Report and other Reports filed with the Securities and Exchange Commission.

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

While the Company uses some objective measurements in its review, such as the portfolio company's liquidity, burn rate, termination of a substantial number of employees, and achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company's industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

OTHER DEVELOPMENTS

On April 25, 2002, Rebar Financial Corp., a corporation controlled by Raz Steinmetz, the former President and Chief Executive Officer of the Company, and Daniel Steinmetz, the former Chairman of the Board of Directors of the Company, completed the sale of approximately 51% (on a fully-diluted basis) of the outstanding shares of Class A Stock of the Company to Y.M. Noy Investments Ltd. ("Y.M.Noy"), a company controlled by Yosef A.Maiman, the current Chairman of the Board of Directors of the Company.

Additionally, on April 25, 2002, certain of Ampal's employees sold an aggregate of 329,000 shares of Class A Stock of the Company to Y.M. Noy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2002, and are sensitive to the above market risks.

Interest Rate Risks

At June 30, 2002, the Company had financial assets totaling $11.5 million and financial liabilities totaling $133.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At June 30, 2002, the Company had fixed rate financial assets of $7.5 million and variable rate financial assets of $4 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At June 30, 2002, the Company had fixed rate debt of $30.8 million and variable rate debt of $102.5 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.2 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company sometimes enters into various foreign exchange forward purchase contracts. At June 30, 2002, the open foreign exchange forward purchase contracts amounted to $12.5 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $1.5 million and the net decrease in earnings would be $0.1 million.

Equity Price Risk

The Company's investments at June 30, 2002 included marketable securities (trading and available-for-sale) which are recorded at fair value of $26.5 million, including a net unrealized loss of $20.6 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $2.7 million.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Kaniel

On December 2, 1997, Kaniel, the Israeli Company for Tin Containers Ltd. ("Kaniel") filed a suit against the Company in the Tel Aviv District Court, in the amount of NIS 3,623,058 ($0.8 million). The suit relates to eight loans given to Kaniel by the Company in 1984. Kaniel claimed that the Company's actions in connection with the loans were forbidden under the Israeli Interest Law. On November 19, 1998, the Tel Aviv District Court ruled that the statute of limitations bars the majority of the plaintiff's claim, and thereby rejected such claims. The plaintiff filed an appeal with the Israeli Supreme Court, and withdrew the remainder of its claim until the Supreme Court's ruling. The parties agreed at the Supreme Court session that the claim shall be returned to the Tel Aviv District Court. On May 6, 2002, the evidentiary hearings were completed and the parties are in the process of submitting the summaries of their claims. The judgment hearing was scheduled for October 28, 2002, but was postponed to a later date not yet determined. At this stage, the Company cannot estimate the impact this claim will have on it.

MIRS

A petition to certify a class action against MIRS and the other three cellular operators in Israel in the total amount of NIS 600 million ($125 million) was filed in the Tel Aviv District Court in May 2002. The claim involves the inter-connect fees that were collected from the customers of the other operators with regard to phone calls that were made to voice recorder applications through the cellular operators' dialing numbers. At this stage, the Company cannot estimate the impact this claim will have on it.

     Item 2.      Changes in Securities and Use of Proceeds -- None.

     Item 3.      Defaults upon Senior Securities -- None.

     Item 4.      Submission of Matters to a Vote of Security Holders -- None.

     Item 5.      Other Information -- None.

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  3.1 Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-538).

                  3.2 By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002. (Filed as Exhibit 3b. to Form 10-K, for the year ended December 31, 2001 and incorporated herein by reference. File No. 0-538).

                  11.1 Schedule Setting Forth Computation of Loss per Share of Class A Stock.



          (b)     Reports on Form 8-K:

                  The following reports on Form 8-K were filed during the Company's quarter ended June 30, 2002:

                  On May 2, 2002, the Company filed a Form 8-K under Item 1 in connection with a change of control of the Company and under
                  Item 5 regarding changes in the composition of the Board of Directors of the Company.

                  On June 20, 2002, the Company filed a Form 8-K under Item 4 regarding a change of the Company's independent auditors.

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMPAL-AMERICAN ISRAEL CORPORATION



                                       By:/s/ Jack Bigio
                                       -----------------------------------------
                                                Jack Bigio
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                       By:/s/ Irit Eluz
                                       -----------------------------------------
                                                Irit Eluz
                                                CFO and Vice President - Finance
                                                and Treasurer
                                                (Principal Financial Officer)

                                       By:/s/ Alla Kanter
                                       -----------------------------------------
                                                Alla Kanter
                                                Vice President - Accounting
                                                (Principal Accounting Officer)

                                       By:/s/ Giora Bar-Nir
                                       -----------------------------------------
                                                Giora Bar-Nir
                                                Controller
                                                (Principal Accounting Officer)



Dated:  August 13, 2002

               AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

     Exhibit No.                        Description
     -----------                        -----------
         3.1      Amended and Restated Certificate of Incorporation of
                  Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30,
                  1997 and incorporated herein by reference. File No. 0-538).

         3.2      By-Laws of Ampal-American Israel Corporation as amended, dated
                  February 14, 2002. (Filed as Exhibit 3b. to Form 10-K, for the year ended December 31, 2001 and incorporated herein by reference. File No. 0-538).

         11.1     Schedule Setting Forth Computation of Earnings Per Share of
                  Class A Stock