Form 10-Q
period 2002-11-14
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2002-11-14
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)
New York	13-0435685

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
555 Madison Avenue, New York, New York	10022

(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code	(212) 593-9842

660 Madison Avenue, New York, New York	10021
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
for the past 90 days.		Yes X	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).	Yes	No X
The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,661,966 (as of November 8, 2002).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

                                                                                                              Page

Part I        Financial Information

    Item 1.      Financial Statements

                Consolidated Statements of Operations

                    Nine Months Ended September 30, 2002 and 2001                                              1

                    Three Months Ended September 30, 2002 and 2001                                             2

                Consolidated Balance Sheets.............................................                       3

                Consolidated Statements of Cash Flows...................................                       5

                Consolidated Statements of Changes in Shareholders'

    Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................................                      14

    Item 3.      Quantitative and Qualitative Disclosures About

        Item 1.  Legal Proceedings                                                                            22

        Item 2.  Changes in Securities and Use of Proceeds.                                                   23

        Item 3.  Defaults upon Senior Securities.                                                             23

        Item 4.  Submission of Matters to a Vote of Security Holders                                          23

        Item 5.  Other Information.                                                                           23

        Item 6.  Exhibits and Reports on Form 8-K                                                             24

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,                                   2002                      2001
----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)              (Unaudited)               (Unaudited)

REVENUES
Equity in earnings of affiliates........................          1,301                    2,969
Interest................................................            830                    1,046
Real estate income......................................          5,647                    6,927
Realized and unrealized losses on
   investments..........................................         (7,573)                  (3,083)
Gain on sale of real estate rental property.............            141                   10,091
Other...................................................          7,753                    2,864
                                                           ------------                 --------
     Total revenues.....................................          8,099                   20,814
                                                           ------------                 --------

EXPENSES
Interest................................................          6,129                    9,722
Real estate expenses....................................          5,804                    7,226
Loss from impairment of investments.....................         13,561                    4,093
Minority interests......................................            289                   (1,628)
Translation (gain)......................................         (1,877)                  (1,799)
Other...................................................          5,501                    6,033
                                                           ------------                 --------
     Total expenses.....................................         29,407                   23,647
                                                           ------------                 --------

Loss before income taxes................................        (21,308)                  (2,833)
Provision for income taxes..............................          5,464                    3,685
                                                           ------------                 --------
     Net loss...........................................   $    (26,772)                $ (6,518)
                                                           ============                 ========

Basic EPS
   Loss per Class A share...............................   $      (1.38)                $  (0.35)
                                                           ============                 ========
   Shares used in calculation (in thousands)............         19,501                   19,168
                                                           ============                 ========

Diluted EPS
   Loss per Class A share...............................   $      (1.38)                $  (0.35)
                                                           ============                 ========
   Shares used in calculation (in thousands)............         19,501                   19,168
                                                           ============                 ========

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,                                   2002                      2001
----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)              (Unaudited)               (Unaudited)

REVENUES
Equity in earnings of affiliates........................            261                      671
Interest................................................            216                      468
Real estate income......................................          1,991                    1,973
Realized and unrealized losses on
   investments..........................................           (736)                  (1,032)
Gain on sale of real estate rental property.............              4                        -
Other...................................................          2,433                      648
                                                           ------------                    -----
     Total revenues.....................................          4,169                    2,728
                                                           ------------                  -------

EXPENSES
Interest................................................          1,951                    2,398
Real estate expenses....................................          2,024                    2,191
Loss from impairment of investments.....................          7,481                      940
Minority interests......................................             92                     (395)
Translation (gain)......................................           (920)                  (1,246)
Other...................................................          2,018                    1,806
                                                           ------------                 --------
     Total expenses.....................................         12,646                    5,694
                                                           ------------                 --------

Loss before income taxes................................         (8,477)                  (2,966)
Provision for income taxes..............................          2,962                      101
                                                           ------------                   ------
     Net loss...........................................      $(11,439)                 $ (3,067)
                                                               ========                 ========

Basic EPS
   Loss per Class A share...............................      $   (0.58)                $  (0.16)
                                                                   ====                     ====
   Shares used in calculation (in thousands)............         19,654                   19,192
                                                                 ======                   ======

Diluted EPS
   Loss per Class A share...............................       $  (0.58)                $  (0.16)
                                                                   ====                     ====
   Shares used in calculation (in thousands)............         19,654                   19,192
                                                                 ======                   ======

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               September 30,             December 31,
ASSETS AS OF                                                       2002                      2001
----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                        (Unaudited)                (Audited)

Cash and cash equivalents.....................................    1,185                    7,973

Deposits, notes and loans receivable..........................   10,563                   17,172

Investments...................................................  226,158                  260,175

Real estate property, less accumulated
   depreciation of $8,748 and $7,500..........................   65,828                   66,643

Other assets..................................................   22,858                   31,870
                                                               --------                 --------

TOTAL ASSETS.................................................. $326,592                 $383,833
                                                               ========                 ========

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                                               September 30,            December 31,
SHAREHOLDERS' EQUITY AS AT                                        2002                      2001
-----------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)               (Unaudited)                (Audited)

LIABILITIES
Notes and loans payable...................................      111,587                  122,805
Debentures................................................       22,408                   23,096
Accounts and income taxes payable, accrued
   expenses and minority interests........................       83,760                   86,712
                                                             ----------                 --------

     Total liabilities....................................      217,755                  232,613
                                                             ----------                 --------

SHAREHOLDERS' EQUITY
4% Cumulative Convertible Preferred Stock, $5
   par value; authorized 189,287 shares; issued
   142,746 and 146,226 shares; outstanding 139,396
   and 142,876 shares.....................................          714                      731

6-1/2% Cumulative Convertible Preferred Stock,
   $5 par value; authorized 988,055 shares; issued
   706,450 and 726,680 shares; outstanding 583,914
   and 604,144 shares.....................................        3,532                    3,633

Class A Stock, $1 par value; authorized
   60,000,000 shares; issued 25,486,030 and
   25,407,940 shares; outstanding 19,654,366
   and 19,247,276 shares..................................       25,486                   25,408

Additional paid-in capital................................       58,125                   58,253

Retained earnings.........................................       84,968                  111,740

Treasury stock, at cost...................................      (31,096)                 (33,238)

Accumulated other comprehensive loss......................      (32,892)                 (15,307)
                                                                -------                  -------

     Total shareholders' equity...........................      108,837                  151,220
                                                                -------                  -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................     $326,592                 $383,833
                                                                =======                  =======

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               (Unaudited)               (Unaudited)

Cash flows from operating activities:

   Net loss..............................................................              (26,772)                  (6,518)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in earnings of affiliates......................................               (1,301)                  (2,969)
   Realized and unrealized losses
   on investments........................................................                7,573                    3,083
   Gain on sale of real estate rental property...........................                 (141)                 (10,091)
   Depreciation expense..................................................                1,618                    1,747
   Amortization expense..................................................                   13                      233
   Loss from impairment of investments and loans.........................               13,561                    4,093
   Translation gain......................................................               (1,877)                  (1,799)
   Minority interests....................................................                  289                   (1,628)
   Decrease in other assets..............................................                8,519                    6,880
   Decrease in accounts and income taxes
   payable, accrued expenses.............................................                4,455                    7,774
   Investments made in trading securities................................               (3,235)                      (7)
   Proceeds from sale of trading securities..............................                4,514                    6,499
   Dividends received from affiliates....................................                   83                   15,655
                                                                                       --------                 --------

    Net cash provided by operating activities............................                7,299                   22,952
                                                                                       --------                 --------

Cash flows from investing activities:

   Deposits, notes and loans receivable collected........................                3,393                    3,149
   Deposits, notes and loans receivable granted..........................               (1,089)                  (7,381)
   Investments made in:
   Available-for-sale securities.........................................                   -                    (1,257)
   Affiliates and others.................................................               (1,726)                  (9,316)
   Proceeds from sale of investments:
   Available-for-sale securities.........................................                   -                     2,964
   Others................................................................                   -                       137
   Proceeds from sale of real estate property,
   net of commissions and transfer taxes.................................                  264                   34,848
   Return of capital by partnership                                                        209                      120
   Capital improvements..................................................               (1,133)                  (1,902)
                                                                                       --------                 --------

    Net cash(used in) provided by investing
     activities..........................................................                  (82)                  21,362
                                                                                      ---------                --------

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               (Unaudited)               (Unaudited)

Cash flows from financing activities:
   Notes and loans payable received......................................                1,235                    8,140
   Notes and loans payable repaid:
   Related parties.......................................................                    -                   (1,063)
   Others................................................................              (13,114)                 (53,902)
   Proceeds from exercise of stock options...............................                1,974                        -
   Contribution to partnership by minority
   interests.............................................................                    -                    1,295
   Debentures repaid.....................................................               (1,763)                  (1,894)
                                                                                       -------                  -------
    Net cash (used in) financing
     activities..........................................................              (11,668)                 (47,424)
                                                                                       -------                  -------

Effect of exchange rate changes on cash and
   cash equivalents .....................................................               (2,337)                  (1,902)
                                                                                       -------                 --------

Net decrease in cash and cash equivalents................................               (6,788)                  (5,012)
Cash and cash equivalents at beginning of
   period................................................................                7,973                    5,842
                                                                                       -------                  -------

Cash and cash equivalents at end of period...............................              $ 1,185                    $ 830
                                                                                       =======                    =====

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
   Interest paid to others:..............................................              $ 5,844                  $ 9,997
                                                                                       =======                  =======

   Income taxes paid.....................................................              $   225                  $ 2,955
                                                                                       =======                  =======

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Issuance of stock for charitable contribution
  and services...........................................................               $    -                  $    55
                                                                                       =======                  =======

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                                         (Unaudited)               (Unaudited)

4% PREFERRED STOCK
Balance, beginning of year...............................................                $ 731                 $    782
Conversion of 3,480 and 5,562 shares into
   Class A Stock.........................................................                  (17)                     (28)
                                                                                   -----------                 --------
Balance, end of period...................................................                $ 714                 $    754
                                                                                   ===========                 ========

6-1/2% PREFERRED STOCK
Balance, beginning of year...............................................              $ 3,633                 $  3,729
Conversion of 20,230 and 10,948 shares into
   Class A Stock.........................................................                 (101)                     (55)
                                                                                   -----------                 --------
Balance, end of period...................................................          $     3,532                 $  3,674
                                                                                   ===========                 ========

CLASS A STOCK
Balance, beginning of year...............................................             $ 25,408                 $ 25,303
Issuance of shares upon conversion of
   Preferred Stock.......................................................                   78                       57
                                                                                   -----------                 --------
Balance, end of period...................................................          $    25,486                 $ 25,360
                                                                                   ===========                 ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year...............................................             $ 58,253                 $ 58,194
Conversion of Preferred Stock............................................                   40                       25
Issuance of additional shares............................................                                            18
Issuance of shares upon Exercise of
  Stock options..........................................................                 (168)                       -
                                                                                   -----------                 --------
Balance, end of period...................................................          $    58,125                 $ 58,237
                                                                                   ===========                 ========

RETAINED EARNINGS
Balance, beginning of year...............................................          $   111,740                 $118,941
Net loss.................................................................              (26,772)                  (6,518)
                                                                                   -----------                 --------
Balance, end of period...................................................          $    84,968                 $112,423
                                                                                   ===========                 ========

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)                                         (Unaudited)               (Unaudited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period...................................................                  (84)                     (84)
                                                                                       -------                   ------

6-1/2% PREFERRED STOCK
Balance, end of period...................................................               (1,853)                  (1,853)
                                                                                       -------                   ------

CLASS A STOCK
Balance, beginning of year - 6,160,664
   and 6,168,164 shares, at cost.........................................              (31,301)                 (31,338)
Issuance of additional shares............................................                                            37
Issuance of shares upon exercise of 329,000
   Stock options.........................................................                2,142                        -
                                                                                       -------                  -------

Balance, end of period - 5,831,664 and 6,160,664
  Shares at cost.........................................................              (29,159)                 (31,301)
                                                                                      --------                  -------

Balance, end of period...................................................             $(31,096)                $(33,238)
                                                                                      ========                 ========

ACCUMULATED OTHER COMPREHENSIVE LOSS

   Cumulative translation adjustments:
   Balance, beginning of year............................................              (20,163)                 (17,217)
   Foreign currency translation adjustment...............................               (2,171)                  (2,794)
                                                                                      --------                 --------
   Balance, end of period................................................              (22,334)                 (20,011)
                                                                                      --------                 --------

   Unrealized gain on marketable securities:
   Balance, beginning of year............................................                4,856                    7,945
   Unrealized (loss), net................................................              (14,713)                  (8,208)
   Sale of available-for-sale securities.................................                 (701)                  (1,791)
                                                                                      --------                 --------
   Balance, end of period................................................              (10,558)                  (2,054)
                                                                                      --------                 --------

Balance, end of period...................................................             $(32,892)                $(22,065)
                                                                                      ========                 ========

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               (Unaudited)               (Unaudited)

Net loss.................................................................              (26,772)                  (6,518)
                                                                                       -------                  -------

Other comprehensive loss, net of tax:
   Foreign currency translation adjustments..............................               (2,171)                  (2,794)
   Unrealized loss on securities.........................................              (14,713)                  (8,208)
                                                                                       -------                  -------
   Other comprehensive loss..............................................              (16,884)                 (11,002)
                                                                                       -------                  -------

   Comprehensive loss....................................................             $(43,656)               $ (17,520)
                                                                                       =======                  =======

Related tax benefit (expense) of other
   Comprehensive loss:
   Foreign currency translation adjustments..............................             $    120                 $    805
   Unrealized (loss) gain on securities..................................             $ (2,507)                $  5,559

The accompanying notes are an integral part of the consolidated financial statements

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

  In May 2002, the FASB issued SFAS NO.145, "Revision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections as of April 2002". SFAS 145 is effective for fiscal periods beginning after May 15, 2002 (as applicable to the Company, January 1, 2003). The Company does not believe that the adoption of SFAS 145 will have any material effect on its consolidated financial statements.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when the Company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS 146 for exit disposal activities that are initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. The Company does not believe that the adoption of SFAS 146 will have any material effect on its consolidated financial statements.

  Segment information presented below results primarily from operations in Israel.

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

         Revenues:
         Finance.........................................................                 (202)                     202
         Real estate.....................................................                5,785                   17,018
         Leisure-time....................................................                1,272                    1,407
         Intercompany adjustments........................................                  (57)                    (782)
                                                                                       -------                  -------
              Total......................................................              $ 6,798                  $17,845
                                                                                       =======                  =======

         Pretax Operating Loss:
         Finance.........................................................              (22,162)                 (15,738)
         Real estate.....................................................                  (19)                   8,192
         Leisure-time....................................................                 (139)                     116
                                                                                       -------                  -------
              Total......................................................             $(22,320)                $ (7,430)
                                                                                       =======                  =======

         Total Assets:
         Finance*........................................................              247,052                  293,356
         Real estate.....................................................               68,565                   74,774
         Leisure-time....................................................               15,406                   14,555
         Intercompany adjustments........................................               (4,431)                  (5,066)
                                                                                       -------                  -------
              Total......................................................             $326,592                 $377,619
                                                                                       =======                  =======
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

  The following table summarizes securities that were outstanding as of September 30, 2002 and 2001, but not included in the calculations of diluted loss per Class A share because such shares are antidilutive.
(Shares in thousands)	September 30,
	2002	2001
Options and Rights	3,132	2,941
6-1/2% Preferred Stock	584	618
4% preferred stock	139	150
    Legal Proceeding:

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

        On October 15, 1998, the Company filed an appeal with the Israeli Supreme Court in Jerusalem. On September 30, 2001, the Supreme Court dismissed the appeal filed by the Company, on the grounds that the Company failed to timely produce a guarantee to cover Yakhin Hakal's expenses in the appeal. On November 1, 2001, the Company filed a petition to the Israeli Supreme Court, contending that the dismissal of an appeal due to a delay in producing guarantees as part of the appeal is unreasonable and that the law allowing this should be changed. The petition was withdrawn by the Company on October 6,2002.

        On December 30, 2001, the Company filed a motion to allow it to file a new appeal in this case. The Supreme Court dismissed the motion on September 10, 2002

        On October 12, 2001, the Company filed a request with the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim. On January 28, 2002, the Tel Aviv District Court dismissed the request. On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court and the appeal is scheduled to be heard on April 9 ,2003.

As of the date hereof, the Company cannot predict the outcome of these proceedings.
Granit
In arbitration between the Israeli Fuel Authority and the organization of the owners of fuel stations, the arbitrator ordered the Fuel Authority to pay the fuel- stations owner's depreciation payments. The Fuel Authority demanded that the fuel companies pay such payments. As a result of the arbitration, twenty five third-party claims were filed against Sonol (a subsidiary of Granit), in the total amount of NIS 40 million ($8 million). All of the claims were dismissed in October 2002.

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

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001:

Ampal-American Israel Corporation ("Ampal" or the "Company") and its subsidiaries recorded a consolidated net loss of $26.8 million for the nine months ended September 30, 2002, as compared to a net loss of $6.5 million for the same period in 2001. The increase in net loss is primarily attributable to the absence in 2002 of the significant gains resulting from the sale of real estate rental property in 2001, higher unrealized losses on investments in marketable securities, higher loss from impairment of investments and loans, the absence in 2002 of the gains resulting from the sale of investments in 2001, and decreases in equity in earnings of affiliates. These decreases were partially offset by higher other income and lower interest expense.

On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue ("800 Second Avenue") in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes). On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes). There were no comparable gains in the first nine months of 2002.

In the nine-month period ended September 30, 2002, Ampal recorded $7.6 million of realized and unrealized losses on investments, which consisted of $3.3 million of realized and unrealized losses on investments classified as trading securities and $4.3 million of unrealized losses from the permanent impairment in value of investments in the available-for-sale securities. In the same period in 2001, the Company recorded $3.1 million of realized and unrealized losses on investments which consisted of $4.7 million of unrealized losses on investments and $1.6 million of realized gains from sale of investments. The realized and unrealized losses on trading securities recorded in 2002 were primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. ("Leumi") ($2.0 million)and mutual funds (0.5 million). The unrealized losses from the permanent impairment in value of the Company's investments in the available-for-sales securities in 2002 were primarily attributable to the investment in shares of Sonic Foundry Inc. ("Sonic") ($1.8 million), Alvarion ($2.0 million) and Compugen Ltd. ("Compugen") ($0.5 million). At September 30, 2002 and September 30, 2001, the aggregate fair value of trading securities amounted to approximately $4.9 million and $11.1 million, respectively.

Equity in earnings of affiliates decreased to $1.3 million for the nine months ended September 30, 2002, from $3.0 million for the same period in 2001, as a result of decreased earnings of affiliates in 2002, whose earnings were affected by the devaluation of the new Israeli shekel against the U.S. dollar and the economic slowdown in Israel.

The decrease in real estate income and expenses in 2002 as compared to 2001 is attributable to the sale of 800 Second Avenue.

The increase in other income for the nine months ended September 30, 2002, as compared to the same period in 2001, is attributable to the $5.3 million income recorded in the first nine months of 2002, with respect to the guaranteed payment from Motorola (Israel) Ltd., which was not recorded in the same period in 2001.

The Company recorded lower interest expense in the nine months ended September 30, 2002, as compared to the same period in 2001, primarily as a result of lower interest rates.

In the nine-month period ended September 30, 2002, the Company recorded $13.6 million in losses from the impairment of its investments and loans in the following companies:Bay Heart Limited ("Bay Heart") ($2.9 million), Bridgewave Communications, Inc.("Bridgewave") ($2.8 million), Shellcase Ltd. ($2.3 million), Oblicore Ltd. ($2.2 million), Modem Art Ltd. ($1.0 million), Camelot Information Technologies Ltd. ("Camelot") ($0.5 million), Netformx Ltd. ($0.5 million), Enbaya Inc. ($0.5 million), Shiron Satellite Communications (1996) Ltd. ("Shiron") ($0.4 million), VisionCare Opthalmic Technologies Ltd. ("VisionCare") ($0.3 million), Tulip Ltd. ($0.1 million), and Babylon Ltd. ($0.1 million), while in the same period in 2001, the Company recorded a $4.1 million loss from the impairment of its investments.

The increase in the effective income tax rate in 2002, as compared to 2001, is primarily attributable to the unrealized losses on investments for which no tax benefits are currently available.

Three months ended September 30, 2002 compared to three months ended September 30, 2001:

The consolidated net loss increased to $11.4 million for the three months ended September 30, 2002, as compared to a net loss of $3.1 million for the same period in 2001. The increase in net loss is primarily attributable to higher losses from impairment of investments and loans which were partially offset by higher other income and lower interest expense.

In the three-month period ended September 30, 2002, the Company recorded $7.5 million in losses from the impairment of its investments in Shellcase Ltd. ($2.3 million), Oblicore Ltd. ($2.2 million), Bay Heart ($1.4 million), Modem Art Ltd. ($1.0 million), VisionCare ($0.3 million), and Bridgewave ($0.3 million), while in the same period in 2001, the Company recorded a $0.94 million loss from the impairment of its investments in Enbaya Inc.

Equity in earnings of affiliates decreased to income of $0.3 million for the three months ended September 30, 2002, from income of $0.7 million for the same period in 2001.

The increase in other income in the three months ended September 30, 2002, as compared to the same period in 2001, is attributable to $1.8 million income recorded with respect to the guaranteed payment from Motorola (Israel) Ltd.

The Company recorded lower interest expense in the three months ended September 30, 2002, as compared to the same period in 2001, primarily as a result of lower interest payments.

The increase in the effective income tax rate in 2002 as compared to 2001 is primarily attributable to the unrealized losses on investments for which no tax benefits are currently available.

Liquidity and Capital Resources

Cash Flows

On September 30, 2002, cash and cash equivalents were $1.2 million, as compared with $8 million at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the repayments of notes and loans payable.

The Company's sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that the contingencies and payment obligations described below and in other parts of this Report, including the proceedings described in "Part II - Item 1. Legal Proceedings", require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline ..In addition, the shares of Mirs owned by the Company have already been pledged as security for specific loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

Cash flows from operating activities

Net cash provided by operating activities of approximately $7.3 million for the nine months ended September 30, 2002 decreased approximately $15.7 million from the same period in 2001. The decrease is primarily attributable to the $15.7 million dividends from affiliates received in 2001, which were absent in 2002.

Cash flows from investing activities

Net cash used in investing activities of approximately $0.1 million for the nine months ended September 30, 2002 decreased approximately $21.4 million from the same period in 2001. The higher number in 2001 is primarily attributable to the investment in 2001 of the $34.8 million received from the sale of 800 Second Avenue and Bnei Brak real estate properties in 2001. Those proceeds were partially offset by exceded investments made in 2001 in the amount of $7.6 million and exceded loans granted in 2001 of $6.3 million.

Cash flows from financing activities

Net cash used in financing activities was approximately $11.7 million at September 30, 2002 as compared to approximately $47.4 million at September 30, 2001. The decrease in the cash used in 2002 is attributable to the lower notes and loans repayments ($13.1 million and $53.9 million in 2002 and 2001, respectively). Notes and loans repayments in 2001 include the $15 million loan repayment with respect to the 800 Second Avenue property.

Investments

On September 30, 2002, the aggregate fair value of trading and available-for-sale securities was approximately $21.5 million, as compared to $40.6 million at December 31, 2001. The decrease in both categories in 2002 is attributable to the sales of securities and decreases in the market prices of such securities.

On January 2, 2002, the Company made a $0.5 million loan to Camelot. In February 2002, the Company, together with other Camelot debtholders, acted to put Camelot into liquidation proceedings. The Company has written off its investment in Camelot.

On January 4, 2002 and on August 12, 2002, the Company made additional investments in an aggregate amount of $1.0 million in ShellCase Ltd., a developer and manufacturer of chip size packaging. The Company currently holds an approximately 14% equity interest in ShellCase Ltd.

On January 28, 2002 and on August 8,2002 the Company made additional investments in an aggregate amount of $0.7 million in PowerDsine Ltd., a leading designer and developer of software controlled power solutions. The Company currently holds an approximately 8.1% equity interest in PowerDsine Ltd.

Debt

At September 30, 2002, the Company had in placed unused lines of credit in the aggregate amount $16 million.

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. ("Hapoalim") and Leumi in the amount outstanding of $37.3 million and $34.9 million, respectively, as of September 30, 2002. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the loan from Leumi were amended to reflect changes in MIRS' business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola (Israel) Ltd. does not make a guaranteed payment to the Company in March 2003 as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola (Israel) Ltd. In addition, Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 in relation to the Company's repayment obligations under the loan.

As of September 30, 2002, the Company had $5.3 million in outstanding debentures with interest rates of 7.5%. These debentures, which mature in 2005, are secured by $5.4 million in cash held in a secured account. In addition,as of September 30, 2002, the Company had $18 million outstanding in 11% discount debentures, which mature in 2003. These debentures allow for early redemption by their holders. In the event of early redemption in 2002, the Company would not be required to pay $2 million in unamortized discounts. If these debentures are redeemed early, the Company may need to draw upon various sources of cash, which may include additional borrowings, refinancing of its existing indebtedness to pay the $16 million owed. On October 2002 there was an early redemption of $0.5 million.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim. At September 30, 2002 and December 31, 2001, the amounts outstanding under these loans were $13.2 million and $14.3 million, respectively. The loans are dollar linked, mature through 2002 and have interest rates of LIBOR plus 1%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal's properties. The Company also issued guarantees in the amount of $5.0 million in favor of clients of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim. The term of these borrowings is up to one year. The weighted average interest rates and the balances of these short-term borrowings at September 30, 2002 and December 31, 2001 were 3.5% on $37.2 million and 3.23% on $31.1 million, respectively.

As of September 30, 2002, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.7 million. This includes a $4 million guarantee to Leumi with respect to the Mirs loan as described above, and a $5.7 million guarantee on indebtedness incurred by Bay Heart ($3.5 million of which was recorded as a loss in the Company's financial statements at September 30, 2002) in connection with the development of its property. Bay Heart recorded increased losses in 2002 as a result of decreased rental revenues.

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

Foreign Currency Contracts

The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings

Forward-Looking Statements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2002, and are sensitive to the above market risks.

Interest Rate Risks

At September 30, 2002, the Company had financial assets totaling $11.4 million and financial liabilities totaling $134 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors held constant.

At September 30, 2002, the Company had fixed rate financial assets of $7.4 million and variable rate financial assets of $4 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At September 30, 2002, the Company had fixed rate debt of $31.2 million and variable rate debt of $102.8 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.2 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. To partially hedge this exposure, the Company sometimes enters into various foreign exchange forward purchase contracts. At September 30, 2002, the open foreign exchange forward purchase contracts amounted to $12.5 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss (reflected in the Company's accumulated other comprehensive loss) would increase by $1.5 million and a net decrease in earnings of approximately $0.4 million.

Equity Price Risk

The Company's investments at September 30, 2002 included marketable securities (trading and available-for-sale) which are recorded at fair value of $21.5 million, including a net unrealized loss of $25.5 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is approximately $2.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

             Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ampal's disclosure controls and procedures. Based upon that evaluation, Ampal's management, including its Chief Executive Officer and Chief Financial Officer, concluded that these controls and procedures are effective.

             There have been no significant changes in Ampal's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

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

             On October 15, 1998, the Company filed an appeal with the Israeli Supreme Court in Jerusalem. On September 30, 2001, the Supreme Court dismissed the appeal filed by the Company, on the grounds that the Company failed to timely produce a guarantee to cover Yakhin Hakal's expenses in the appeal. On November 1, 2001, the Company filed a petition to the Israeli Supreme Court, contending that the dismissal of an appeal due to a delay in producing guarantees as part of the appeal is unreasonable and that the law allowing this should be changed. The petition was withdrawn by the Company on October 6,2002.

             On December 30, 2001, the Company filed a motion to allow it to file a new appeal in this case. The Supreme Court dismissed the motion on September 10, 2002

             On October 12, 2001, the Company filed a request with the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim. On January 28, 2002, the Tel Aviv District Court dismissed the request. On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court and the appeal is scheduled to be heard on April 9 ,2003.

             As of the date hereof, the Company cannot predict the outcome of these proceedings.

Granit

             In arbitration between the Israeli Fuel Authority and the organization of the owners of fuel stations, the arbitrator ordered the Fuel Authority to pay the fuel- stations owner's depreciation payments. The Fuel Authority demanded that the fuel companies pay such payments. As a result of the arbitration, twenty five third-party claims were filed against Sonol (a subsidiary of Granit), in the total amount of NIS 40 million ($8 million). All of the claims were dismissed in October 2002.

Item 2.           Changes in Securities and Use of Proceeds - None.

Item 3.           Defaults upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held on August 16,2002.
The following proposals were adopted by the margins indicated:

To elect seven (7) directors to the Board of Directors for the ensuing year, to serve until their successors shall be elected and qualified:

Names Yosef A. Maiman Jack Bigio Leo Malamud Dr. Joseph Yerushalmi Michael Arnon Yehuda Karni Eitan Haber	For 12,229,894 12,229,766 12,438,058 12,438,058 12,437,686 12,437,758 12,438,058	Withheld Authority 220,487 220,615 12,323 12,323 12,695 12,623 12,323

To ratify the nomination of PriceWaterhouseCoopers as the independent auditors of the Company for 2002:

For 12,444,959	Against 2,831	Abstain 2,591

Item 5.  Other Information - None.

Item 6.		Exhibits and Reports on Form 8-K
	(a)	Exhibits:
3.1	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-538).

		3.2	By-Laws of Ampal-American Israel Corporation as amended, dated
February 14, 2002. (Filed as Exhibit 3b. to Form 10-K, for the year ended December 31, 2001 and incorporated herein by reference. File No. 0-538).
		11.1	Schedule Setting Forth Computation of Loss per Share of Class A
Stock.
		99.1	Certification of Jack Bigio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		99.2	Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed during the Company's quarter ended September 30, 2002:

             On August 30, 2002, the Company filed a Form 8-K under Item 9 relating to the certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, executed by each of Jack Bigio, Chief Executive Officer and Irit Eluz, Chief Financial Officer of the Company, in connection with the Company's quarterly report on Form 10Q for the period ending June 30, 2002

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	AMPAL-AMERICAN ISRAEL CORPORATION

By:/s/ Jack Bigio
        Jack Bigio
        President and
        Chief Executive Officer
        (Principal Executive Officer)

By:/s/ Irit Eluz
        Irit Eluz
        CFO and Vice President - Finance
        and Treasurer
        (Principal Financial Officer)

By:/s/ Alla Kanter
        Alla Kanter
        Vice President - Accounting
        (Principal Accounting Officer)

By:/s/ Giora Bar-Nir
        Giora Bar-Nir
        Controller
        (Principal Accounting Officer)

I, Jack Bigio, certify that:

  I have reviewed this quarterly report on Form 10-Q of Ampal - American Israel Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 14, 2002	/s/ Jack Bigio

Jack Bigio President and Chief Executive Officer

I, Irit Eluz, certify that:

  I have reviewed this quarterly report on Form 10-Q of Ampal American Israel Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 14, 2002	/s/ Irit Eluz

Irit Eluz CFO and Vice President - Finance and Treasurer

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Ampal-American
Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form
10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference. File No. 0-538).

3.2	By-Laws of Ampal-American Israel Corporation as amended, dated February
14, 2002. (Filed as Exhibit 3b. to Form 10-K, for the year ended December
31, 2001 and incorporated herein by reference. File No. 0-538).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock............................................
99.1	Certification of Jack Bigio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11.1

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SCHEDULE SETTING FORTH COMPUTATION OF LOSS PER SHARE OF CLASS A STOCK

NINE MONTHS ENDED SEPTEMBER 30,                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                                    (Unaudited)               (Unaudited)

BASIC EPS
   Net loss (1)..........................................................            $ (26,942)               $  (6,692)

   Loss per Class A Share................................................            $   (1.38)                $   (.35)

   Shares used in calculation (2)........................................               19,501                   19,168

DILUTED EPS
   Net loss (1)..........................................................            $ (26,942)               $  (6,692)

   Loss per Class A share ...............................................            $   (1.38)               $    (.35)

   Shares used in calculation (2)........................................               19,501                   19,168
(1)	After deduction of accrued preferred stock dividends of $170 and $174, respectively.
(2)	In 2002 and 2001, the conversion of the 4% and 6-1/2% Preferred Stocks and the exercise of stock options was excluded from the diluted EPS calculation due to the antidilutive effect.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

             In connection with the quarterly report of Ampal-American Israel Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Bigio, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

             (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

             (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack Bigio

Jack Bigio President and CEO Ampal-American Israel Corporation November 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

             In connection with the quarterly report of Ampal-American Israel Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irit Eluz, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

             (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

             (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Irit Eluz

Irit Eluz CFO and Vice President - Finance and Treasurer Ampal-American Israel Corporation November 14, 2002