Form 10-K
period 2002-12-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2003-03-27
CIK 731859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Madison Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 593-9842.
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Class A Stock, par value $1.00 per share
4% Cumulative Convertible Preferred Stock, par value $5.00 per share
6 1/2% Cumulative Convertible Preferred Stock, par value $5.00 per share
(Titles of Classes)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

          The aggregate market value of the shares of Class A Stock by non – affiliates of the registrant on June 28,2002, the last business day of the registrant’s most recently completed second fiscal quarter was $29,634,053,  based upon the closing price on such stock on that date.

          As of March 9, 2003, the number of shares outstanding of the registrant’s Class A Stock, its only authorized common stock, is 19,684,948 based upon the closing price of such stock on that date.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OF AMPAL-AMERICAN ISRAEL CORPORATION

PART I

ITEM 1. BUSINESS

           As used in this report (the “Report”), the term “Ampal” refers to Ampal-American Israel Corporation, the parent company; the term “Company” refers to Ampal and its consolidated subsidiaries.  Ampal is a New York corporation founded in 1942.

           For industry segment financial information and financial information about foreign and domestic operations, see Note 14 to the Company’s consolidated financial statements included elsewhere in this Report. The companies described below under – “Telecommunication,” “Energy,” “High – Technology” and “Capital Markets and Other Holdings” are included in the Finance segment.  The companies described under “Real Estate” are included in the Real Estate Rental segment.  The companies described under “Leisure-Time” are included in the Leisure-Time segment.

           The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.  An important objective of Ampal is to make investments in companies that operate in Israel initially and then expand abroad. As a general investing guideline, Ampal seeks to acquire and maintain a sufficient interest in a company to permit it, on its own or with investment partners, to have a significant influence in the management and operation of that company. In determining whether to acquire an interest in a specific company, Ampal considers quality of management, return on investment, growth potential, projected cash flow, investment size and financing, and reputable investment partners.

           The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis on the following sectors: Energy, Industry, Real Estate and Project Development, Telecommunications and High Technology. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

           The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.  Sometimes, the Company participates in the investee companies’ daily activities by providing managerial support.

           Unless specifically stated otherwise in this Report, the Company did not receive dividends or other payments from its investee companies.

           Listed below by industry segment are substantially all of the investee companies in which the Company had ownership interests during the fiscal year ended December 31, 2002, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee’s securities are listed on the New York Stock Exchange (“NYSE”), Nasdaq National Market (“Nasdaq”), American Stock Exchange (“AMEX”), Tel Aviv Stock Exchange (“TASE”) or the Canadian Venture Exchange (“CDNX”). Further information with respect to the more significant investee companies is provided after the following table. For additional information concerning the investee companies, annual reports on Forms 10-K previously filed by Ampal are herein incorporated by reference.

Industry Segment	Principal Business	Percentage as of December 31, 2002(1)

Telecommunication
MIRS Communications Ltd.	Wireless Communications Service Provider	25.0
Energy
Granite Hacarmel Investments Ltd. (TASE)	Distribution of Refined Petroleum Products	20.4
High-Technology
Babylon Ltd.	Translation Software for the Internet	1.6
BridgeWave Communications, Inc.	Broadband Wireless Technology	6.0
Camelot Information Technologies Ltd.	Systems-Safeguarding Software	N/A
Clalcom Ltd.	Communications	0.7
Courses Investment in Technology Ltd.	Venture Capital Fund	3.2	(3)
CUTe Ltd.	Designs Intellectual Property Rights	20.0
ElephantX dot com LLC.	Software for E-Trading	0.5
Enbaya Ltd.	3D Browser/Publisher	N/A
Identify Solutions Ltd.	Defect-Detecting Software	6.5
Modem Art Ltd.	Fabless Semiconductor Company	5.2
mPrest Technologies Ltd.	Web-Based Applications for Cellular Phones	9.5
Netformx Ltd.	Network Design Tools	19.6	(2)
Oblicore Ltd.	Service Performance Tracking Software	13.9
Ophir Holdings Ltd. (“Ophir”)	Holding Company	42.5
Ophirtech Ltd. (“Ophirtech”)	Holding Company	42.5
Carmel Bio-Sensors Ltd.	Glucose-measuring products	N/A
Celvibe Ltd.	Digital Video Technologies	5.4	(2)
Cerel Ceramic Technologies Ltd.	Electrophoretic Deposition	6.1	(2)
Cipheractive Ltd.	Video Coding Technology	2.8	(2)
Elpas Ltd.	Products Using Infra-Red Based Data Communication Technologies	5.0	(2)
Expand Networks Ltd.	Internet Data Compression	4.7	(2)
Indocs Online Ltd.	E-Commerce Software	5.0	(2)
Interlink Computer Communications Ltd.	Web-Based Application Integration Software	N/A
iRadius.com, Inc.	Family-Friendly E-Commerce Platforms	N/A
Mainsoft Corporation	UNIX Tools	0.8	(2)
Pelican Security Ltd.	Internet Data Protection Software	6.7	(2)
Praxell, Inc.	Prepaid Charge Card Software	3.5	(2)
Romidot Ltd.	Optical Checking Instruments	N/A
StoreAge Networking Technologies Ltd.	Data Storage Software	4.6	(2)
Techimage Ltd.	Computer Animation Software	N/A
Viola Networks	Computer Network Software	6.8	(2)
Peptor Ltd.	Pharmaceutical Products	0.5
PowerDsine Ltd.	Telecommunications Components	8.1
Qronus Interactive Israel (1994) Ltd.	Software Quality Products	9.5
ShellCase Ltd. (CDNX:SSD)	Packaging Process for Semiconductor Chips	14.0
Shiron Satellite Communications (1996) Ltd.	Satellite Modems and Fast Internet Access	9.8
Smart Link Ltd.	Software-Based Communications Products	13.6
Star Management of Investments No. II (2000) L.P.	Venture Capital Fund	10.0

Industry Segment	Principal Business	Percentage as of December 31, 2002(1)

High-Technology and Communications - Continued
Trinet Venture Capital Ltd.	Venture Capital Fund	50.0
VisionCare Ophthalmic Technologies Ltd.	Advanced Optical Products	2.5
XACCT Technologies Ltd.	TCP/IP Network Software	16.9
Xpert Integrated Systems Ltd.	Software and Systems Integrator Specializing in Systems Security	12.7
Real Estate
Am-Hal Ltd.	Chain of Senior Citizen Facilities	100.0
Ampal Development (Israel) Ltd.	Holding Company	100.0
Ampal (Israel) Ltd.	Holding Company and Real Estate	100.0
Bay Heart Limited	Shopping Mall Owner/Lessor	37.0
Etz Vanir Ltd. and Yakhin Mataim Ltd.	Citrus Groves		(4)
Nir Ltd.	Commercial Real Estate	99.9
Ophir Holdings Ltd. (“Ophir Holdings”)	Holding Company	42.5
Industrial Buildings Corporation Ltd. (TASE)	Industrial Real Estate	5.0	(3)
Lysh The Coastal High-way Ltd.	Commercial Real Estate	10.6	(3)
Meimadim Investments Ltd.	Commercial Real Estate	4.2	(3)
New Horizons (1993) Ltd.	Commercial Real Estate	34.0	(3)
Shmey-Bar Group	Commercial Real Estate	9.4	(3)
Leisure-Time
Coral World International Limited	Underwater Observatories and Marine Parks	50.0
Country Club Kfar Saba Limited	Country Club Facility	51.0
Hod Hasharon Sport Center (1992) Limited Partnership	Country Club Facility	50.0
Capital Markets and Other Holdings
Ampal Industries (Israel) Ltd.	Holding Company	100.0
Alvarion (Nasdaq:ALVR)	Wireless Local Area Network	1.5
Arel Communications and Software Ltd. (Nasdaq:ARLC)	Interactive Distance Learning Systems	3.0
Blue Square-Israel Ltd. (NYSE:BSI and TASE)	Supermarket Chain	3.9
Carmel Container Systems Limited (AMEX:KML)	Packaging Materials and Carton Production	21.8
Compugen Ltd. (Nasdaq:CGEN)	Bioinformatics	1.4
Epsilon Investment House Ltd. and
Renaissance Investment Company Ltd.	Portfolio Management and Underwriting Services	20.0

(1)    Based upon current ownership percentage.  Does not give effect to any potential dilution.

(2)    As of December 31, 2002, Ophirtech Ltd. held the following percentage interests:
Carmel Bio-Sensors Ltd.	N/A
Celvibe Ltd.	12.8
Cerel Ltd	14.2
Cipheractive Ltd.	6.6
Elpas Ltd.	11.8
Expand Networks Ltd.	11.2
Indocs Online Ltd.	11.9
Interlink Computer Communications Ltd.	N/A
iRadius.com, Inc.	N/A
Mainsoft Corporation Ltd.	1.9
Netformx Ltd.	5.5
Pelican Security Ltd.	15.7
Praxell, Inc.	8.2
Romidot Ltd.	N/A
StoreAge Networking Technologies Ltd.	10.9
Techimage Ltd.	N/A
Viola Networks	16.0

          The Company’s percentage interest in the above companies reflects 42.5% of Ophirtech Ltd.’s ownership plus any direct holdings.

 (3)    As of December 31, 2002, Ophir Holdings Ltd. held the following percentage interests:
Courses Investment in Technology Ltd.	3.5
Industrial Buildings Corporation Ltd.	11.7
Lysh The Coastal High-way Ltd.	25.0
Meimadim Investments Ltd.	10.0
New Horizons (1993) Ltd.	80.0
Shmey-Bar (I.A.) 1993, Ltd., Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar Real Estate (1993) Ltd.	22.2

          The Company’s percentage of the above companies reflects 42.5% of Ophir Holdings’ ownership plus any direct holdings.

(4)     Please refer to “Legal Proceedings.”

Significant Developments Since The End of Last Fiscal Year

           In January 2003, the Company entered into an agreement for the sale of its holdings in Carmel Containers Systems Ltd., a packaging manufacturer based in Israel (“Carmel”), for approximately $3.5 million.  The sale of Ampal’s shares of Carmel is contingent upon Carmel’s acquisition of another packaging company, Best Carton Ltd., as well as obtaining other legal authorizations and regulatory approvals.

           In February 2003, the Company made a $0.2 million loan to Netformx Ltd., a developer and marketer of network design, analysis and simulation tools.

           In February 2003, the Company invested $0.3 million in Star Management of Investments No.II (2000) L.P.  Following this investment, the Company’s investment commitment is $2.825 million.

           In March 2003, the Company invested $0.7 million in Shellcase, Ltd., the principal business of which is the packaging process of semiconductor chips.  Following this investment, the Company’s equity interest in Shellcase increased to 14.1%.

Telecommunications

          MIRS COMMUNICATIONS LTD. (“MIRS”)

           MIRS is the largest investment in Ampal’s history. On January 22, 1998, the Company completed its purchase from Motorola Israel of a one-third interest in the assets of a new wireless communications service provider, MIRS Communications Ltd. (“MIRS”) for $110 million. In March 1998, the Company transferred its interest in MIRS to a limited partnership. A wholly owned Israeli subsidiary of Ampal is the general partner of the partnership and owns 75.1% of the partnership. The limited partners of the partnership reimbursed the Company for their pro-rata share of expenses incurred by the Company in connection with the original purchase. MIRS, which is one-third owned by the partnership and two-thirds owned by Motorola Israel, operates a  fully integrated wireless voice and data communication services digital and analog public-shared two-way radio systems. The wireless communication network is based on  iDEN(TM) integrated wireless communication technology, a unique radio technology, developed by Motorola, and provides an integrated service platform of cellular, two-way radio and wireless data services. These services are targeted primarily to commercial customers.

           The main goal of MIRS is to provide cellular service to the commercial, governmental, public and private sectors according to quality standards set by Motorola, in order to give a full and satisfying solution to all wireless communications needs.  MIRS has over 240,000 subscribers mainly in the commercial, governmental, municipal, security and military sectors. MIRS has strongly positioned itself in the commercial sector, announcing an aggressive pricing strategy, resulting in an increase in its customer base. The Israeli cellular commercial sector consists of 960,000 subscribers out of which 215,000, or more than 22% of the sector, are MIRS subscribers.

           On February 5, 2001, MIRS was granted a full general operator license by the Israeli Ministry of Communications for portable radio and telephone services through its cellular system.  This license is similar to the three existing cellular licenses previously granted to other Israeli operators.  The major advantages of this license are that MIRS can now charge for airtime usage for incoming calls and an interconnect agreement with Bezek, Israel’s local telephone provider.  As part of the license, MIRS will be required to pay royalties to the Government of Israel and be subject to certain quality of service measurements to comply with industry standards.  In connection with the issuance of the license, MIRS is obligated to make a preliminary payment to the Ministry of Communications in the amount of NIS 17,600,000 ($3.8 million) plus accrued interest.  In addition, during the ten year period beginning July 1, 2001, MIRS will make quarterly payments to the Ministry of Communications in an amount equal to 1.3% of its income which is subject to royalties.  Subsequent to the receipt of its license, MIRS launched a new brand, “AMIGO”, which mainly targets the consumer market.

Energy

GRANITE HACARMEL INVESTMENTS LTD. (“GRANITE”)

           Granite Hacarmel Investments Ltd. (“Granite”) is one of Israel’s largest holding companies. Granite was established in 1981 and went public on the Tel Aviv Stock Exchange in 1992.

           Granite owns and controls the following major companies: Sonol Israel Ltd. (“Sonol”), Tambour Ltd. (“Tambour”) and Supergas Israel Gas Distribution Company Ltd. (“Supergas”) which are all well recognized as national brand names with national marketing and distribution networks in Israel. In addition, Granite owns Granite Hacarmel Holdings which is engaged in real estate, Allied Oils & Chemicals which produces lubricants and greases and Granite Hacarmel Development Holding, which deals with other activities within Granite.  Through its subsidiaries, Granite markets and distributes refined petroleum products, liquefied petroleum gas, chemicals, paints, lubricants, greases and related products, as well as water purification and desalination, oil and gas exploration, real estate investments, and tourism projects.

           Granite’s strategy is to enhance the values of its assets and achieve a higher rate of return on shareholder’s equity by:  supporting the growth of its existing energy business units; participation in new projects in the energy industry, such as independent power station, water purification and desalination plants and other infrastructure; synergizing activities with international partners in energy, commerce and industry; investments in specified new business areas such as income producing real estate, industry and commerce; developing new chemical products for sewage and other pollution treatment; and positioning itself as the Israeli leader in the paints and adhesive market.

           Ampal’s 20.4% stake in Granite had a market value of approximately $36.5 million as of December 31, 2002 compared with a carrying value of $24.6 million.  Ampal’s stake in Granite as of December 31, 2001 had a market value of approximately $40.1 million compared with a carrying value of $25 million.  Two of the Company’s representatives are members of the board of directors of Granite and one representative is a member of the executive committee of the board of directors of Granite.

           Sonol Israel Ltd.

           Sonol is a marketer and distributor of refined petroleum products, lubricants and related products.  Sonol is one of the three largest Israeli distributors of refined petroleum products with a chain of 205 branded public service stations as of December 31, 2002, (of which Sonol controlled companies operate 106), agencies (virtually all owned or controlled subsidiaries) and facilities located throughout the country serving all sectors of the economy.  Sales to the largest customers are on a direct basis, while other customers are serviced through the network of agencies and dealers.  A Sonol subsidiary operates a fleet of tankers having a capacity of over 1 million liters.

           Sonol markets a full line of branded lubricants, greases and related products which are blended and packaged in the Company’s Haifa plant based on formulations provided by major international lubricant manufacturers.  Distribution is by company-owned vehicles.

           Sonol owns substantial real estate assets, some of which have significant development potential beyond present usage.  A 23,000 square meter, 30-story office tower is presently under construction in Tel Aviv.

           Tambour Ltd.

           During 2001, Granite acquired 100% of Tambour for approximately $125,000,000. Tambour is the largest supplier of a complete range of water, solvent and powder based paints products in Israel and serves a broad spectrum of customers including wholesalers, retailers, building contractors, factories, workshops and government agencies.

           Through Tambour Ecology Ltd. and other invested companies, Granite is engaged in the treatment of water and sewerage, water desalination, production and distribution of industrial lubricants, treatment of metals and the production of glues, polymer emulsions, additives for building, printing inks and cleaning and disinfecting materials for the institutional and industrial market.

           Supergas Israel Gas Distribution Company Ltd.

           Supergas is a leading supplier of liquified petroleum gas in Israel.  The company sells and distributes gas to the private, commercial, agricultural, industrial and institutional sectors, providing full solutions for the planning and supply of gas related equipment to all sectors.  The company and its agents serve over 400,000 clients nationwide.

           Granite Hacarmel Holdings

           Granite Hacarmel Holdings was established in 1993 to implement Granite’s strategy of investing resources in real estate and development.  The company aims to generate a steady stream of cash flow by renting prime industrial, commercial and office properties to premium tenants and to achieve higher returns on investment and equity.  The company has significant holdings in a number of projects that have been completed or are still in progress.

           Allied Oils & Chemicals

           Allied Oils & Chemicals owns a blending facility in Haifa operated by Sonol.  The facility produces a wide variety of automotive, marine and industrial lubricants and greases.  Production of approximately 150 different products is based on formulations that have been approved by Sonol for marketing in Israel and overseas.  The company has “know how” agreements with international companies such as Mobil, BP, Lubrizol, Ethyl, Infinium and others.

High Technology

           BABYLON LTD. (“BABYLON”)

           Babylon-Pro, Babylon’s single click translation, information & conversion tool enables users to instantly obtain translations in most spoken languages, information from thousands of glossaries and conversions of currencies, measurements & time zones. There are currently 19 million registered users of Babylon-Pro.

           As of December 31, 2002, the Company had invested a total of $0.5 million in Babylon and had written off $0.33 million of this investment.  As of December 31, 2002, the Company held a 1.6% equity interest in Babylon.

           BRIDGEWAVE COMMUNICATIONS, INC. (“BRIDGEWAVE”)

           BridgeWave develops and markets wireless access systems that extend the reach of broadband networks, allowing service providers to reach untapped subscribers with high-margin, high-bandwidth services.

           As of December 31, 2002, the Company had invested an aggregate of $2.8 million in BridgeWave, constituting a 6% equity interest.  In 2002, the Company wrote off its investment in BridgeWave.

           CUTe LTD. (“CUTe”)

           CUTe is a pioneer in the development and deployment of integrated wire-line/wireless/satellite video security systems.  CUTe’s solutions are ideal for mobile emergency response in government and public safety applications, transportation control, remote monitoring of critical infrastructure, as well as security systems in airports, seaports, borders and national security facilities.

           In June 2000, the Company entered into a share purchase agreement pursuant to which the Company undertook to invest $1.75 million in CUTe, in four equal consecutive quarterly interest bearing  installments. All four installments have been paid.  The Company holds 20% of the issued share capital of CUTe.  As of December 31, 2002, CUTe’s value in the Company’s books was $0 due to its equity losses.

           ENBAYA INC. (“ENBAYA”)

           During 2002, Enbaya ceased operations and the Company wrote off its entire $2.0 million investment.

           IDENTIFY SOLUTIONS LTD. (“IDENTIFY”)

           Identify (formally Mutek Ltd.), develops and markets the AppSight solution suite based on Identify’s Black Box technology that captures, communicates and identifies the root cause of failures in applications. AppSight is used throughout the application life cycle to increase application reliability and availability and reduce application deployment and support costs.

           As of December 31, 2002, the Company had invested $3.7 million in Identify, and had written off $1.1 million of its investment.  As of December 31, 2002, the Company holds a 6.5% equity interest in Identify.

           MODEM ART LTD. (“MODEM-ART”)

           Modem-Art specializes in developing system-on-a-chip solutions for wideband and broadband communication systems focusing on baseband processors for 3G terminals/handsets.  As of December 31, 2002, the Company had invested $2.0 million in Modem-Art for an equity interest of 5.2%.  During 2002, the Company wrote off $1.0 million of its investment in Modem-Art.

           NETFORMX, LTD. (“NETFORMX”)

           Netformx develops and markets the award winning CANE(R) family of network design, analysis and simulation tools.

           Netformx’s strategy is to help its customers design and maintain sophisticated computer networks. Using CANE, network and system integrators and network managers design, simulate and analyze efficient, reliable networks quickly and easily. CANE is designed to resolve network chaos and manage the accelerating pace of network change while reducing network equipment, consulting and staff costs.

           During 2001, Netformx developed a new line of web-based products, which it has sold to Cisco Systems, Nortel Networks and SBC Communications. In addition, due to slower than expected growth in its markets, Netformx reduced its work force and expenses during 2001 to adjust to current market conditions.

           As of December 31,2002, the Company had a 19.6% equity interest in Netformx, directly and indirectly through Ophir. As of December 31, 2002, the Company had written off all of its investment in Netformx.

           OBLICORE INC. (“OBLICORE”)

           Oblicore provides software that aligns information technology systems with business obligations and service level agreements, thereby assuring revenue as well as reducing costs. By correlating the contractual commitments and service level agreements with real-time enterprise data, Oblicore Guarantee(TM)  provides the operational visibility and the peace of mind that comes with consistently meeting obligations in an efficient and documented manner.

           Oblicore’s products are used by large enterprises and service providers to manage existing obligations as well as create new, profitable ones. Oblicore is headquartered in Germantown, Md. with additional offices in Europe and the Middle East.  As of December 31, 2002, the Company had written off all of its investment of $2.2 million.

           OPHIRTECH LTD. (“OPHIRTECH”)

           Ophirtech, the Company’s 42.5%-owned affiliate, has invested in 20 companies in the high -technology sector. During 2002, Ophirtech invested $0.9 million in start-up companies. In addition, in 2002, Ophirtech made provisions for impairment of the value of its start-up investments in the amount of $7.8 million.  At December 31, 2002, the book value of Ophirtech’s start - up investments was $7.3 million.

           Included among Ophirtech’s investments are the following companies:

           CelvibeE Ltd. (“Celvibe”)

           Celvibe, which developed video technologies for the internet and mobile users, ceased operations in 2003 and is undergoing a liquidation process.

           Cerel Ceramic Technologies Ltd. (“Cerel”)

           Cerel is using its proprietary Electrophoretic Deposition (EPD) process to develop production technology and design tools for Functional Electronic Packages (FEP).

           As of December 31, 2002, Ophirtech had invested $0.7 million in Cerel for a 14.2% equity interest.

           Elpas Ltd. (“Elpas”)

           Elpas develops local positioning-system solutions for hospitals and buildings. Through its patented wireless infra-red technology, Elpas is positioned to deliver solutions that change the way personnel, patients, visitors and equipment are managed indoors.  As of December 31, 2002, Ophirtech had written off its investment of $1.7 million.  Ophirtech’s equity interest in Elpas is 11.8%.  Elpas is in the process of merging with another company in the technology field.

           Expand Networks Ltd. (“Expand”)

           Expand developed caching technology designed to accelerate communications over diverse network infrastructures and improve broadband efficiency, thereby yielding savings in communications infrastructure costs. Expand extends the performance benefits of caching beyond Web traffic to all enterprise data. The result is a 100% - 400% network performance increase that supports the deployment of bandwidth-intensive applications.

           As of December 31, 2002, Ophirtech had written off $1.3 million of its $2.9 million investment in Expand.  Ophirtech’s equity interest in Expand is 11.2% as of December 31, 2002.

           Pelican Security Ltd. (“Pelican”)

           Pelican is a client-side Internet security vendor that provides solutions that proactively protect e-businesses from Internet threats. Pelican’s flagship product line, Pelican SafeTnet(TM), protects organizations from threats such as destructive Internet viruses and hackers who attempt to exploit the security weaknesses of the Windows client to gain unauthorized access to vital corporate resources.  As of December 31, 2002, Ophirtech had invested $1.6 million for a 15.7% equity interest in Pelican, of which $1.4 million had been written off.  In March 2003, Pelican ceased operations and sold its intellectual property rights to Microsoft Corporation for a total amount of $800,000.

           Praxell, Inc. (“Praxell”)

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

           As of December 31, 2002, Ophitech had written off its investment of $0.7 million in Praxell.

           StoreAge Networking Technologies Ltd. (“StoreAge”)

           StoreAge provides cost effective storage solutions to the enterprise market with a focus on StoreAge Area Network (SAN) architecture. StoreAge makes a device that allows users to prioritize information contained on corporate storage networks and manage the data  more efficiently, using virtualization technology to accomplish the gain in efficiency.

           As of December 31, 2002, Ophirtech had invested $3.0 million in StoreAge for a 10.9% equity interest.

           Viola Networks Ltd. (“Viola”)

           Viola, (formerly Omegon Networks Ltd.), is developing a software system permitting quick and continuous identification of difficulties and interruptions in various communications networks.

           As of December 31, 2002, Ophirtech had invested $3.0 million and had written off $1.9 million of such investment.  Ophirtech’s equity interest in Viola is 16.0% as of December 31,2002.

           PEPTOR LTD. (“PEPTOR”)

           Peptor is a biopharmaceutical company that applies proprietary rational drug design and combinatorial peptidomimetic technology to heat shock protein 60 (“hsp60”) to develop immunotherapeutic vaccines that can modulate the immune system and thereby treat autoimmune diseases and certain cancers.

           As of December 31, 2002, the Company’s equity interest in Peptor was 0.5%, and the net investment was $0.2 million.

           POWERDSINE LTD. (“POWERDSINE”)

           PowerDsine is the market leader of Power over LAN™, a technology that integrates data, voice and power on standard Ethernet infrastructure.  As one of the founding members of the IEEE 802.3af Task Force, PowerDsine is at the forefront of setting the global standard for remotely powering Ethernet devices over LAN infrastructure.  Since Power over LAN’s introduction to the market in 1998, PowerDsine has established business relationships with over nine major communications companies worldwide.

           PowerDsine sells its products to over 100 customers in North America, Europe, Israel and the Asia Pacific region.  PowerDsine has established business relationships with over nine major communications giants, including: Nortel Networks, Siemens, Lucent Technologies, Ericsson, Fujitsu, NEC, Proxim, 3Com, Alcatel and Avaya.

           As of December 31, 2002, the Company’s total investment in PowerDsine was $6 million and its equity interest was 8.1%.

           SHELLCASE LTD. (“SHELLCASE”)

           ShellCase has developed a proprietary, patented wafer level chip size packaging  (CSP) technology for silicon devices using a wafer-level process.  Hand-held electronics, wireless communication products, ID technologies, digital imaging and light detection applications in consumer goods, smart cards and medical disposables are just part of the growing list of applications that benefit from the unique properties of ShellCase’s technology. ShellCase is publicly traded on the Canadian Venture Exchange (CDNX).

           In January 2002, the Sanyo Corporation invested $1 million in ShellCase.  As of December 31, 2002, the Company’s investment of $5.5 million in ShellCase represented a 14.0% equity interest.  As of December 31,2002,  the Company had written off $2.3 million of its investment in Shellcase.

           SHIRON SATELLITE COMMUNICATIONS (1996) LTD. (“SHIRON”)

           Shiron is engaged in the development, manufacturing and marketing of a satellite communication product known as InterSKY(TM). Shiron provides easily deployable two-way, “always-on” broadband satellite communications to corporate businesses, Internet Service Providers (ISP) and Small Office/Home Office (SOHO) in places where broadband infrastructure is insufficient or does not currently exist. Unlike traditional satellite solutions, which provide only a one-way connection, InterSKY(TM) provides a broadband connection for both inbound and outbound signals. Shiron’s systems are intended to meet the communication needs of developing countries, as well as the demands of technologically developed countries, for advanced high-speed two-way transmission.

           As of December 31, 2002, the Company had invested $1.8 million in Shiron and had made a $0.3 million loan to Shiron.  The Company’s equity interest in Shiron is  9.8%.  As of December 31, 2002, the Company had written off $1.8 million of its investment in Shiron.

           SMART LINK LTD. (“SMART LINK”)

           Smart Link is a developer and supplier of software-based communications products that provide Internet access to the residential markets. Its proprietary technology enables customers to replace traditional hardware-based communications products with high-quality, user-friendly software-based solutions that are smaller and less costly. Products include software and chips that are easily integrated into personal computers and information appliances. As of December 31, 2002, the Company had invested $2.9 million in Smart Link Constituting a 13.6% equity interest in such company.

           STAR MANAGEMENT OF INVESTMENTS NO. II (2000) L.P. (“STAR”)

           As of December 31, 2002, the Company had invested $1.875 million in Star, a venture capital fund that focuses on investments in communications, Internet infrastructure, enterprise software, industrial technologies and medical devices, for a 10% interest in Star.  The Company has committed to invest an additional $3.125 million in Star. During 2002, the Company had written off $0.6 million of its investment in Star.

           VISIONCARE OPHTHALMIC TECHNOLOGIES LTD. (“VISIONCARE”)

           VisionCare develops and markets proprietary ophthalmic implantable products that give patients better and more natural visual function with improved quality of life. VisionCare’s products meet the growing demand for innovative devices to treat age-related eye disorders, affecting tens of millions of people. VisionCare’s first product is the patented Implantable Miniaturized Telescope (“IMT”), a solution for macular degeneration, a disease which destroys central vision. As of December 31, 2002, the Company had invested $0.7 million and had written off $0.3 million, and its equity interest in VisionCare is 2.5%.

           XACCT TECHNOLOGIES LTD. (“XACCT”)

           XACCT provides a network data management platform for global communications service providers such as network backbone providers, mobile operators, cable operators, and managed services providers. XACCT’s carrier-class Network-to-Business (N2B™) platform helps make service providers profitable by harnessing network information to create new value-based services and lower operational costs.  XACCT offers the industry’s first and only platform that enables real-time data capture and enhancement; seamless integration with any business or operations application; and instantaneous, flow-through service provisioning.

           As of December 31, 2002, XACCT had licensed its business software to approximately 80 network service providers.  XACCT’s customers include Bell Canada (NYSE:BCE), Boeing (NYSE: BA), British Telecom (NYSE:BT), Broadwing (NYSE:BRW), Cable & Wireless (NYSE:CWP), COLT (NASDAQ:COLT), Global One, Genuity (NASDAQ:GENU), Motorola (NYSE: MOT), Omnitel Vodafone, Siemens (NYSE:SIE), Teleglobe,  (NYSE:BCE), TELUS (NYSE: TU), TV Cabo, and Verio (NYSE:NTT).  In addition, XACCT has developed strategic alliances or collaborative relationships with a group of over 100 system integrators, value-added resellers, networking infrastructure vendors and software applications vendors.

           As of December 31, 2002, the Company’s total investment in XACCT was $12.8 million and its equity interest was 16.9%.

           XPERT INTEGRATED SYSTEMS LTD. (“XPERT”)

           Xpert is a leader in systems and architectural design and implementation for IP-based service providers.  As of December 31, 2002, the Company had invested $2.75 million in Xpert, and its equity interest is 12.7%.

Real Estate

           In Israel, most land is owned by the Israeli government. In this Report, reference to ownership of land means either direct ownership of land or a long-term lease from the Israeli Government, which is in most respects is regarded in Israel as the functional equivalent of ownership. It is the Israeli government’s policy to renew its long-term leases (which usually have a term of 49 years) upon their expiration.

           AM-HAL LTD. (“AM-HAL”)

           Am-Hal is a wholly-owned subsidiary of the Company. Am-Hal develops and operates luxury retirement centers for senior citizens.

           In March 1992, the first center was opened in Rishon LeZion, a city located approximately 10 miles south of Tel-Aviv. This center, of about 120,000 square feet, includes 149 self-contained apartments (of which 126 were occupied on December 31, 2002), an 80-bed nursing care ward, a 24-bed assisted-living ward (which had 100% occupancy on December 31, 2002), a swimming pool, a health care center and other recreational facilities. The nursing care ward is leased to a non-affiliated health care provider until 2006. Rental payments are based upon the profits of the nursing care ward, with a minimum rent of $350,000 per year.

           The aggregate cost of the center in Rishon LeZion was approximately $21 million and was financed principally by loans made or guaranteed by the shareholders and refundable tenants’ deposits. All of the loans have been repaid.

           Due to the success of this project and the increased demand for such services, Am-Hal has entered into a joint venture agreement with, among others, the owner of a property consisting of 2.5 acres of land in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv, for its second retirement center.  This center, which is approximately 250,000 square feet, was opened in June 2000, and includes 235 self-contained apartments, a 33-bed nursing care ward and a 22-bed assisted-living ward.  As of December 31, 2002, 200 of the apartments had been sold, the nursing care ward had a 76% occupancy, and the assisted-living ward had a 50% occupancy.  The total cost of the project was approximately $42 million financed principally by bank loans and refundable deposits from tenants.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding these loans.

           INDUSTRIAL BUILDINGS CORPORATION LTD. (“INDUSTRIAL BUILDINGS”)

           Industrial Buildings (TASE), Israel’s largest owner/lessor of industrial property is engaged principally in the development and construction of buildings in Israel for industrial and commercial use and in project management. Industrial Buildings carries out infrastructure development projects for industrial and residential purposes, principally for a number of government agencies and authorities. Industrial Buildings hires and coordinates the work of contractors, planners and suppliers of various engineering services.

           Ampal’s ownership interest in Industrial Buildings in held through its interest in Ophir. Ophir’s interest in Industrial Buildings, as of December 31, 2002, was 11.7%.  From January through February 2002, Ophir sold an aggregate of 1,027,653 shares of Industrial Buildings for an aggregate amount of NIS 6.4 million ($1.5 million), which represented a pre-tax gain of $200,000.

           Ophir’s interest in Industrial Buildings is subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the original acquisition of Industrial Buildings from the Government of Israel in 1993.  Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then-due borrowings.

           AMPAL (ISRAEL) LTD. (“AMPAL (ISRAEL)”)

           Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 40,000 square foot commercial property located in Tel Aviv which houses its principal offices.  Total rental income in 2002 was $0.3 million.  Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this report.

           AMPAL DEVELOPMENT (ISRAEL) LTD. (“AMPAL DEVELOPMENT”), NIR LTD. (“NIR”).

           NIR, a wholly-owned subsidiary of Ampal, owns commercial properties located in Israel aggregating approximately 6,000 square feet for which it received approximately $0.3 million in rental income in 2002.

           Ampal Development, a wholly owned subsidiary of the Company, issued debentures which are publicly traded on the TASE. An aggregate of approximately $5.4 million of these debentures were outstanding as of December 31, 2002. Ampal Development has deposited funds with Bank Hapoalim sufficient to pay all principal and interest on these debentures.

           OPHIR HOLDINGS LTD. (“OPHIR”)

           Ophir is a holding company that owns interests in real estate companies and is owned 42.5% by the Company.  The Company and Polar Investments, which owns 57.5% of Ophir, are parties to a shareholders’ agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir.

           Ophir owns real estate properties located in Israel, aggregating approximately 85,000 square feet.

           Ophir owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding this site on which they developed a 326,000 square foot building (including parking) for both industrial and commercial use. Ophir’s share of the property and joint venture is 70%. Almost all of the building (95.5% of main area) is leased.  Ophir’s revenues from the lease of the building were $2.9 and $3.2 million in 2002 and 2001, respectively.

           Ophir owns a 22.2% interest in the Shmey-Bar group of companies (“Shmey-Bar”). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. (“Hamashbir Hamerkazi”) for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir’s interest in Shmey-Bar was acquired with a nominal investment accompanied by a $2.6 million shareholder’s loan.

           Ophir owns a 50% interest equity in Lysh The Coastal High-way Ltd. (“Lysh”). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. (“BHL”), which is constructing a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority.  Through December 2002, Phase A of this project, consisting of approximately 100,000 square feet, had been constructed at a construction cost of $18 million, including the cost of the land.  Ophir’s share in Lysh is approximately 25% (its share in the project being approximately 12.5%).  As of December 31, 2002, the investment in Lysh of $0.9 million was written off.

           Ophir has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs.  As of December 31, 2002, BHL had taken out bank loans of approximately $15.6 million, by drawing on a credit line extended by a financial institution in connection with the project.

           In September 1995, Ophir acquired a 10% interest in a joint venture which had agreed to purchase 4.4 million square feet of land near Haifa for approximately $15 million, on which the parties intend to develop a commercial real estate project for rent.  Ophir has obligated itself to invest up to $1.5 million in the first stage of this project and its share of development costs is estimated to be as much as $17 million.

           During December 2002, Ophir signed an agreement to sell four properties for a total purchase price of $5.9 million (net income $4.2 million).  The gain will be recognized during the first quarter of 2003.

           BAY HEART LIMITED (“BAY HEART”)

           Bay Heart was established in 1987 to develop and lease a shopping mall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel.  The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space.  The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters.  Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart.  As of December 31, 2002, approximately 78% of the Mall was occupied.  The total cost of the Mall was approximately $53 million, which was financed principally with debt instruments.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding the debt financing of Bay Heart.  A train station on the west side of the Mall was completed on September 2001.  A transportation complex, in conjunction with a subsidiary of Egged Bus Company, was opened in January 2002.  The Company owns 37% of Bay Heart. Due to the slowdown in the Israeli economy, the company is considering a financial structuring and a renovation of the Mall.

           ETZ VANIR LTD. (“ETZ VANIR”) AND YAKHIN MATAIM LTD. (“YAKHIN MATAIM”)

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

           Ampal historically believed that it owned 50% of the equity of Etz Vanir and Yakhin Mataim and that the remaining 50% was owned by an unrelated company, Yakhin Hakal Ltd. (“Yakhin Hakal”), which manages their operations.  In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding seeking to cause Etz Vanir and Yakhin Mataim to redeem perpetual debentures owned by Ampal and to require Ampal to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value, which is nominal.

           On July 27, 1998, a Tel Aviv District Court ruled in favor of Yakhin Hakal, the manager and co-owner of the Company’s 50%-owned affiliates Etz Vanir and Yakhin Mataim.  The judge’s decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by the Company for approximately $0.8 million and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value. The Company presents its investment in Etz Vanir at the par value of its debentures See “Item 3. Legal Proceedings” for a description of this litigation and various appeals filed by the Company in this regard.

Leisure-Time

           CORAL WORLD INTERNATIONAL LIMITED (“CORAL WORLD”)

           Coral World, which is 50%-owned by the Company, owns and controls three marine parks in Eilat (Israel), Perth (Australia) and Maui (Hawaii).

           Coral World’s Eilat marine park is located next to the coral reefs and visitors to this park view marine life in its natural coral habitat through a unique underwater observatory. Coral World’s marine parks in Perth and Maui allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World’s food and beverage facilities and retail outlets are a significant revenue source.

           Coral World’s parks hosted approximately 925,000 visitors during 2002. Coral World has approximately 260 full-time equivalent positions as of December 31, 2002.

           Coral World has entered into a joint development project for a new marine park in Palma de Majorca. Coral World has also entered into a joint venture called ‘Vista Historica’, which participated in a tender for the development of a multimedia attraction near the ancient city of Pompeii and which is in the process of developing a new ‘Vista Historica’ attraction in the city of Prague.

           COUNTRY CLUB KFAR SABA LIMITED (“KFAR SABA”)

           Kfar Saba operates a country club facility (the “Club”) in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real estate property on which the Club is situated. The Club’s facilities include swimming pools, tennis courts and a clubhouse. The Club currently is seeking to obtain building permits for an additional 30,000 square feet of commercial development on the Club grounds.

           The Club, which has a capacity of 2,000 member families, had approximately 1,800 member families for the 2002 season.  The Company owns 51% of Kfar Saba.

           HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP (“HOD HASHARON”)

           On December 31, 1995, the Company purchased from Kfar Saba its 50% interest in Hod Hasharon for $1.4 million.  Hod Hasharon operates a similar country club facility (the “H.H. Club”) in Hod Hasharon, a town adjacent to Kfar Saba.  The H.H. Club, which opened in July 1994 and has a capacity of 1,600 member families, has operated at capacity for the past three years. In 2002 the H.H Club operated above capacity with 1,880 members families.  In 2002, the H.H. Club repaid owner’s loans of $0.1 million to each of the partners.  The H.H. Club is expected to continue repaying owner’s loans in 2003 in the amount of $0.3 million to each of the partners.

Capital Markets And Other Holdings

           AMPAL INDUSTRIES (ISRAEL) LTD. (“AMPAL INDUSTRIES”)

           Ampal Industries, a wholly-owned subsidiary of Ampal, holds interests in various investee companies described in the high-technology section in this report. Ampal Industries also has a portfolio of marketable securities which was valued at approximately $18.4 million at December 31, 2002, which includes investments valued at approximately $11.2 million in Blue Square.  In addition, Ampal Industries owns 50% of a commercial building located in Migdal Ha'emek. In 2002, it received approximately $0.1 million in rental income for this property.

           ALVARION LTD. (“ALVARION”)

           Alvarion (Nasdaq: ALVR) (formerly BreezeCOM Ltd.) is a leading provider of point-to-multipoint, wireless broadband networking infrastructure solutions, used by telecommunication carriers, service providers and private network operators worldwide

           As of December 31, 2002, the Company had invested $4.9 million in Alvarion.  The Company holds 816,475 shares of Alvarion, which represent an 1.5% interest in Alvarion as of December 31, 2002.

           The Company recorded charges of $2.5 million in its statement of income as unrealized loss on investments.

           AREL COMMUNICATIONS AND SOFTWARE LTD. (“AREL”)

           The Company purchased 396,000 shares of Arel (NASDAQ: ARLC) in February 2000 for approximately $6 million. Arel’s core business targets the emerging Interactive Distance Learning market, where it believes that it is positioned as an innovative technology leader. Arel’s subsidiary, ArelNet Ltd. (“ArelNet”), is a  provider of high quality Internet Protocol (IP) telephony solutions, developing technology solutions for real-time voice and fax over IP networks and enhanced services. Arel completed the spin-off of its holdings in ArelNet in June 2000, and the Company received 119,674 shares of ArelNet.

           As of  December 31, 2002, the Company owned 398,100 and 119,674 shares of Arel and ArelNet, respectively, which had a combined market valuation of $0.1 million. The Company’s equity interest in Arel and ArelNet at December 31, 2002 was 3.0%.

           BLUE SQUARE ISRAEL LTD. (“BLUE SQUARE”)

           Blue Square is a publicly traded company on the Tel Aviv Stock Exchange and New York Stock Exchange.  In June 1999, the Company invested $24 million to purchase 1,500,000 shares of Blue Square, representing 3.9% of Blue Square, at $16 per share.

           As of December 31, 2002, the investment in Blue Square had a market value of $11.2 million. Primarily due to the length of the time and extent to which the market value has been less than cost such decline has been accounted for as other than temporary loss. The Company recorded charges of $12.8 million in its statement of income as unrealized loss on investments.

           The largest stockholder in the Blue Square initiated a process under which it plans to sell all of its holdings (78.1%) in the Blue Square ordinary shares.

           The sale is carried out through a tender which is anticipated to be completed by the end of May 2003.The Company believes that the purchase price from this tender process will be higher than the market price.

           CARMEL CONTAINER SYSTEMS LIMITED (“CARMEL”)

           Carmel (KML) is one of the leading Israeli designers, manufacturers and marketers of paper-based packaging and related products. Carmel manufactures a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes.

           The Company entered into an agreement in January 2003 pursuant to which Ampal and its subsidiary, Ampal Enterprises Ltd. (“Ampal Enterprises”), will sell their shareholdings in Carmel. Ampal will sell in this transaction 18,000 ordinary shares of Carmel and Ampal Enterprises will sell another 504,000 ordinary shares of Carmel, at a price per share of $6.75 for an aggregate purchase price of $3,523,500.

          The consummation of the aforementioned transaction is contingent upon certain conditions, including the consummation of a merger transaction between Carmel and Best Carton Ltd. (“Best”) pursuant to which all shares of Best will be purchased by Carmel in consideration of shares of Carmel which will be issued to Best’s shareholders, and the authorizations required by law for the aforementioned transaction.

           COMPUGEN LTD. (“COMPUGEN”)

           Compugen (NASDAQ: CGEN) is a pioneer in the merging of computational technologies with biology, chemistry and medicine to enhance drug discovery and development. This merging of computational technologies provides high value products and services to leading biotechnology and pharmaceutical companies and for in-house discovery. As of December 31, 2002, the Company held 357,000 shares of Compugen, representing a 1.4% equity interest.

           The Company recorded charges of $0.5 million in its statement of income as unrealized loss on investments.

           EPSILON INVESTMENT HOUSE LTD. (“EPSILON”) AND RENAISSANCE INVESTMENT  COMPANY LTD. (“RENAISSANCE”)

           The Company had invested $1.5 million for 20% of Epsilon and its affiliate, Renaissance as of December 31, 2002. Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

EMPLOYEES

           As of December 31, 2002, Ampal had two employees, Ampal Industries (Israel) Ltd. had 16 employees, Am-Hal Ltd. (a wholly owned subsidiary of Ampal) had 165 employees and Country Club Kfar Saba Ltd. (owned 51% by the Company) had 108 employees. Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

           Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestine Liberation Organization (the “PLO”).  Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza.  While negotiations have taken place between Israel, its Arab neighbors and the PLO to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies.  Since September 2000, there have been increased hostilities between the Israeli government and Palestinian groups.  In addition, any military action taken against Iraq by the United States or other countries could further intensify hostilities between Israel and its Arab neighbors.  It is possible that the situation may deteriorate further and may impact the value of Ampal and its investee companies.  See “-Economic and Financial Developments” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the possible impact of this situation on the Company.

           All male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform military reserve duty annually.  Additionally, all these individuals are subject to being called to active duty at any time under emergency circumstances.  Many of the officers and employees of Ampal’s investee companies are currently obligated to perform annual reserve duty.  While these companies have operated effectively under these requirements since they began operations, Ampal cannot assess the full impact of these requirements on their workforce or business if conditions should change.  In addition, Ampal cannot predict the effect on its business in a state of emergency in which large numbers of individuals are called up for active duty.

Economic and Financial Developments

           Israel’s economy has been in a recession since 2001.  This recession resulted from, among other things, internal market weakness, the worldwide crisis in the High-Technology industry, and on Nasdaq in particular, as well as continuing hostilities between Israel and the Palestinians.  The terrorist attacks on the United States of September 11, 2001, and the military action taken against Iraq by the United States and other countries have further intensified the global economic crisis, and such situations have also negatively impacted Israel’s economy.

           According to the Israeli Central Bureau of Statistics’ end-of-year publication, Israel’s gross domestic product fell by 1% in 2002 following a decrease of 9% in 2001.  This decrease is in contrast to the rapid growth in the Israeli economy evidenced from the second quarter of 1999 to the third quarter of 2000.

           The global economic slowdown and the growing crisis in the High – Tech industry have significantly influenced Israeli exports.  In 2002, exports of goods and services fell by 5.4% in real terms following a larger decrease of 11.7% in 2001. In 2002, imports of goods and services dropped by 3% in real terms after falling by 4.5% in 2001.

           Exports of goods and services and investments in fixed assets fell by high rates: 5.4% and 8.9%, respectively.  For the first time in many years, a decrease of 0.6% was recorded in private consumptions due to the continued recession, the rise in unemployment and wage erosion.

          In 2002, unemployment in Israel increased to 10.4%.  The rate of unemployment in 2001 averaged 9.3%, as compared to 8.8% in 2000. This increase resulted mainly from the Hi-Tech crisis which brought about a wave of layoffs in this industry.

          The inflation in 2002 was 6.5%, a considerable upward deviation from the targeted level of inflation. In 2001, the consumer price index rose by 1.4%, compared to the targeted inflation level of 2.5-3.5%, as determined by the government.  In 2001 and 2000, actual inflation has been substantially lower than the target set by the government:  in 2001, actual inflation was 0.9%, compared to a target of 3.5%; and in 2000, actual inflation was 0%, compared to a target of 3-4%.

          Development in the money and capital markets during 2002 were affected by the 2% cut in the interest rate from 5.8% to 3.8% at the end of 2001. This measure led to a continuing depreciation of the shekel, which was accompanied by deterioration in the security situation and by a large budget deficit.  Fears of financial instability grew in the course of the year:  inflation and inflationary expectations rose, and bond yields reflected a crisis situation.  The monetary policy reaction to these developments was delayed.  Eventually, a combination of a large rise in the Bank of Israel's interest rate to 9.1% and the adoption of a program for reducing the budget deficit succeeded in stabilizing the economic system.

          The shekel - dollar exchange rate, which averaged NIS 4.28 in December 2001, peaked to NIS 5 in June 2002. During the year as a whole, the shekel depreciated by 9.7 % against the dollar and by 14.2% against the currency basket (December average). On January 22, 2003  the exchange rate hit the level of NIS 4.90 to the dollar.

          The following table sets forth, for the periods indicated, certain information with respect to the rate of inflation in Israel, the NIS/$exchange rate and the rate of devaluation of the NIS against the dollar:

Year Ended Dec. 31	Israel Annual Inflation Rate(1)	Closing Exchange Rate(2)	Annual Devaluation(3)	U.S. Annual Inflation Rate(4)

1994	14.5	3.018	1.1	2.6
1995	8.1	3.135	3.9	2.8
1996	10.6	3.251	3.7	3.3
1997	7.0	3.536	8.8	1.7
1998	8.6	4.160	17.6	1.6
1999	1.3	4.153	(0.2)	2.7
2000	0.0	4.041	(2.7)	3.4
2001	1.4	4.416	9.3	1.6
2002	6.5	4.737	7.3	2.0

(1)	“Israel Annual Inflation Rate” is the percentage increase in the Israeli Consumer Price Index between December of the year indicated and December of the preceding year.
(2)	“Closing Exchange Rate” is the rate of exchange of one United States dollar for the NIS at December 31 of the year indicated as reported by the Bank of Israel.
(3)	“Annual Devaluation” is the percentage increase in the value of the United States dollar in relation to the NIS during the calendar year.
(4)

“U.S. Annual Inflation Rate” is obtained by calculating the percentage change in the United States Consumer Price Index for All Urban Consumers, as published by the Bureau of Labor Statistics of the United States Department of Labor.

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

CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

SEC Exemptive Order

          In 1947, the SEC granted Ampal an exemption from the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to an Exemptive Order.  The Exemptive Order was granted based upon the nature of Ampal's operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal's securities in the economic development of Israel.  There can be no assurance that the SEC will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order could materially and adversely affect the Company unless Ampal were able to obtain other appropriate exemptive relief. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make changes, which might be material, to its management, capital structure and methods of operation, including its dealings with principal shareholders and their related companies.

TAX INFORMATION

Israeli Taxation of Ampal

          Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance.  For  2002, Israeli companies were taxed on their income at a rate of 36%.

          On July 24, 2002, the Israeli Parliament enacted legislation (“tax reform legislation”) approving a tax reform bill based on a ministerial committee report published in June 2002.  This legislation, which introduces fundamental changes in certain areas, generally became effective on January 1, 2003, although alterations in certain taxation areas will be introduced over a number of years and certain provisions will come into effect on other specified dates.

          The tax reform legislation focuses, inter alia, on the following issues:

          1.   A transition from a primarily territorial based tax system to a personal based tax system of Israeli tax residents (which mainly applies on the Company's Israeli subsidiaries) had been introduced.  Consequently, Israeli tax residents would be taxed on their worldwide income; and

          2.   The introduction of a reduced (25%) tax rate on capital gains. Capital gains arising from the sale of capital assets that had been purchased prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after same date, namely - the portion of the gain attributed to the period before January 1, 2003 shall be subject to 36% (for corporations), whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the preferential rate of 25%.

          A tax treaty between Israel and the United States became effective on January 1, 1995. This treaty has not substantially changed the tax position of the Company in the United States or in Israel.

          Ampal had income from interest, rent and dividends resulting from its investments in Israel.  Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income.  In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies which are exempt from tax or subject to a tax rate of 25%, when stem from income generated out of Israel, or for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%).  Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents.  Ampal has filed reports with the Israeli tax authorities through 2001 and has received “final assessments” with respect to such reports filed through 1996 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud).  Based on the tax returns filed by Ampal through 1996, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources.  There can be no assurance that this arrangement will continue in the future.  This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

          Generally, under the provisions of the Israeli Income Tax Ordinance, taxable income paid to non-residents of Israel by residents of Israel is generally subject to withholding tax at the rate of 25%.  However, withholding rates on income paid to United States residents by residents of Israel are subject to the United States-Israel tax treaty.  No withholding has been made on interest and rent payable to Ampal under an exemption which Ampal has received from the income tax authorities on an annual basis.  There can be no assurance that this exemption will continue in the future.  The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

          Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel, and rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax, while the remainder of the profit, if any, was taxable to corporations at 36% from 1996.  Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold.

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

          Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered (according to a Temporary Order issued by the state of Israel on June 5, 2002 the VAT rate was increased to 18% for the period commencing on June 15, 2002 and ending on December 31, 2003).  The Company can deduct VAT paid on goods and services acquired for the purpose of the business.  Nir, a subsidiary of Ampal is considered a Financial Institute under the VAT Law, and as such is subject to wage and profit tax.

United States Taxation of Ampal

          Ampal and its United States subsidiaries (in the following tax discussion, generally “Ampal”) are subject to United States taxation on their consolidated taxable income from foreign and domestic sources. The gross income of Ampal for tax purposes includes or may include (i) income earned directly by Ampal, (ii) Ampal's share of “subpart F income” earned by certain foreign corporations controlled by Ampal and (iii) Ampal's share of income earned by certain electing “passive foreign investment companies” of which Ampal is a stockholder. Subpart F income includes dividends, interest and certain rents and capital gains. Since 1993, the maximum rate applicable to domestic corporations is 35%.

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

          In general, the total foreign tax credit that Ampal may claim is limited to the proportion of Ampal's United States income taxes that its foreign source taxable income bears to its taxable income from all sources, foreign and domestic. The Internal Revenue Code of 1986, as amended (the “Code”), also limits the ability of Ampal to offset its United States tax liability with foreign tax credits by subjecting various types of income to separate limitations. Source of income and deduction rules may further limit the use of foreign taxes as an offset against United States tax liability. As a result of the operation of these rules, Ampal may choose to take a deduction for foreign taxes in lieu of the foreign tax credit.

          Ampal may be subject to the alternative minimum tax (“AMT”) on corporations. Generally, the tax base for the AMT on corporations is the taxpayer's taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits (separately calculated under AMT rules and generally limited to 90% of AMT liability as specially computed for this purpose).

FORWARD-LOOKING STATEMENTS

          This Report (including but not limited to factors discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-K) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe,” estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and in the global business and economic conditions in the different sectors and markets where the Company's portfolio companies operate.

          Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described therein as anticipated, believed, estimated, expected, intended or planned.  Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Report and other Reports filed with the Securities and Exchange Commission.

ITEM 2. PROPERTY

          Ampal's corporate headquarters in Israel, which is owned by the Company, is located at 111 Arlozorov Street in Tel Aviv.

          Ampal currently leases an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $114,968.

          On October 15, 2002 the  sublease contract under which Ampal subleased an office at 660 Madison Avenue in New York City from Cavallo Capital Inc. was terminated. In 2002, Ampal's total payments to Cavallo in connection with this sublease was $42,400.

          Kfar Saba, which operates a country club in the town of Kfar Saba, occupies a 7-1/4 acre lot which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor.  The lease expires on July 14, 2038, and lease payments in 2002 totaled $147,401.

          Other properties of the Company are discussed elsewhere in this Report. See “Business.”

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

          On October 15, 1998, the Company filed an appeal with the Israeli Supreme Court in Jerusalem. On September 30, 2001, the Supreme Court dismissed the appeal filed by the Company, on the grounds that the Company failed to timely produce a guarantee to cover Yakhin Hakal's expenses in the appeal. On November 1, 2001, the Company filed a petition to the Israeli Supreme Court, contending that the dismissal of an appeal due to a delay in producing guarantees as part of the appeal is unreasonable and that the law allowing this should be changed. The petition was withdrawn by the Company on October 6, 2002.

          On December 30, 2001, the Company filed a motion to allow it to file a new appeal in this case. The Supreme Court dismissed the motion on September 10, 2002.

          On October 12, 2001, the Company filed a request with the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir's and Yakhin Mataim's decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim.  On January 28, 2002, the Tel Aviv  District Court dismissed the request.  On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court and the appeal is scheduled to be heard on April 9, 2003.

          As of the date hereof, the Company cannot predict the outcome of these proceedings.

Granite

          In February 2000, a petition was filed against Sonol, a wholly-owned subsidiary of Granite, Paz Oil Company Ltd. and Delek, the Israeli Fuel Company Ltd., in the Jerusalem District Court to allow a class action suit regarding fixing the retail price of diesel fuel. The lawsuit, if certified as a class action, will be in the amount of NIS 249.6 million ($53 million).  Sonol's share is NIS 58.6 million ($12 million).  Sonol denies the claim and, based on legal advice, Sonol’s management has concluded that there is a reasonable chance that the suit will not be certified as a class action.

          In May 2001, a claim was filed in the Jerusalem District Court against Sonol, its subsidiary company, Sprint Motors Ltd., and four unrelated fuel companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal “service charge” over a period of many years.  The plaintiffs have requested the court to recognize their claim as a class action.  The amount of the claim is NIS 5.30, however, should the court certify the class action, it will total approximately NIS 404 million ($85 million).  From the claim, it is not clear as to what is Sonol's and its subsidiary's share of this amount.  Granite's management and its legal counsel have advised the Company that it is unlikely that the claim will be certified as a class action.

          In June 2001, a claim was filed by customers against Supergas (Granite's wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers.  The plaintiff applied to the Tel Aviv District Court to recognize the claim as a class action in a total amount of NIS 133 million ($28 million).  Supergas's management, based on legal advice, is of the opinion that it is more likely than not that Supergas will prevail in this case.

          Three claims were lodged against Granite's formerly affiliated company and its past shareholders, which included Sonol, in the Haifa District Court. The total amount of the claims is approximately NIS 65 million ($14 million). The plaintiff's allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates.  In the opinion of Sonol's legal counsel and the formerly affiliated company, the companies have a sound defense against the claims.

          In 1999, Sonol filed a claim against one of its agencies for approximately NIS 40 million (approximately $8 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol's competitors.  The agency, in turn, filed a counterclaim in the amount of approximately NIS 62 million (approximately $13 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.  In the opinion of Sonol's management, based primarily on the opinion of Sonol's legal counsel, the prospects of Sonol's claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court.  Regarding the prospects of the agency's counterclaim, Sonol's legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement.  Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable.  Currently, the dispute has been referred to mediation which was unsuccessful.

          A class action was filled in April 1999 and certified by the Tel-Aviv District Court against Supergas and four other gas companies for a declaratory judgment regarding the responsibility of the gas companies to refund to their customers payments which were paid for periodic examinations which were not performed.  Supergas filed for permission to appeal this decision to the Israeli Supreme Court. In the opinion of the company's management, Supergas has recorded an adequate provision in its books for any potential exposure.

          In arbitration between the Israeli Fuel Authority and the organization of the owners of fuel stations, the arbitrator ordered the Fuel Authority to reimburse the fuel- stations owner's for depreciation on their investments in stations.  The Arbitrator's Order was approved by the District Court.  The Fuel Authority demanded that the fuel companies pay such payments.  As a result of the arbitration, twenty five third-party claims were filed against Sonol (a subsidiary of Granite), in the total amount of NIS 43 million ($9 million).  All of the claims were dismissed in October 2002.  An appeal was filed to the Supreme Court.  Sonol's legal counsel believes that it is not likely that the appeal will be granted.

          Additional information regarding the above described legal proceedings and other legal proceedings involving Granite may be found in Note 25 to the Granite financial statements for the year ended December 31, 2002, a copy of which has been filed with the Securities and Exchange Commission in connection with this Report.

Kaniel

          On December 2, 1997, Kaniel, the Israeli Company for Tin Containers Ltd. (“Kaniel”) filed a suit against the Company in the Tel Aviv District Court, in the amount of NIS 3,623,058 ($0.8 million). The suit relates to eight loans given to Kaniel by the Company in 1984. Kaniel claimed that the Company's actions in connection with the loans were forbidden under the Israeli Interest Law. On November 24, 2002, the Tel Aviv District Court dismissed the claim.

MIRS

          A petition to certify a class action against MIRS in the amount of NIS 170 million ($36 million) was filed in the Tel Aviv District Court in September 2001.  The claim is in connection with the change in MIRS' tariffs resulting from the implementation of MIRS' own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code.  As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS's previous dialing prefix. MIRS' management estimates the maximum exposure to be substantially less than the amount claimed.

          A petition to certify a class action against MIRS and the other three cellular operators in Israel in the total amount of NIS 600 million ($127 million) was filed in the Tel Aviv District Court in May 2002. The claim involves the inter-connect fees that were collected from the customers of the other operators with regard to phone calls that were made to voice recorder applications through the cellular operators' dialing numbers. At this stage, the Company cannot estimate the impact this claim will have on it.

Am-Hal

          The Israeli Income Tax Authority conducted a review of Am-Hal Ltd., the Company's wholly-owned subsidiary, in 2000 and 2001.  Following the review, the Income Tax Authority assessed Am-Hal for additional taxes for the years 1995-1999.  Am-Hal disputed the assessment and filed an appeal based on its disagreement with the Income Tax Authority concerning the proper methodology for calculating nursing home revenues.  In January 2003, AM-Hal and the Tax Authority reached an agreement that was entered into court pursuant to which income in the aggregate amount of approximately $1.4 million will be added for the years 1995 – 1999. The financial statements fully reflect the impact of this increased income reported for tax purposes.

Ampal (Israel)

          In May 2002, the Israeli Income Tax Authority issued an assessment to Ampal (Israel) Ltd., the Company's wholly-owned subsidiary, for payment of approximately NIS 34 million ($7,177,538) for the tax years 1997-2000. Ampal (Israel) filed an appeal regarding this assessment and that it is reasonably possible that the appeal will be granted.  In addition, the Company has previously established a reserve in the amount of NIS 10 million ($2,111,040) in connection with potential tax liabilities for these tax years.

Galha

          On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 8,974,401 ($1.9 million).  Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down.  Paradise is currently involved in liquidation proceedings.  Ampal issued a guarantee in favor of Galha for the payment of  an amount of up to NIS 4,000,000 ($844,416) if a final judgment against the Company will be given.  At this stage, the Company cannot estimate the impact this claim will have on it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A STOCK

          Ampal's Class A Stock is listed on Nasdaq under the symbol “AMPL”.  The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2002 and 2001, as reported by Nasdaq and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated.  Such prices do not necessarily represent actual transactions.

	High	Low

2002:
Fourth Quarter	$ 2.94	$ 1.77
Third Quarter	3.63	2.69
Second Quarter	4.40	3.49
First Quarter	5.70	4.18
2001:
Fourth Quarter	6.42	3.51
Third Quarter	6.19	3.82
Second Quarter	6.90	4.12
First Quarter	8.62	4.75

          As of March 9, 2003, there were approximately 829 record holders of Class A Stock.

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

          Dividends on all classes of Ampal's shares of preferred stock are payable as a percentage of par value.  The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock.  If Ampal fails to pay such dividend to the preferred stockholders in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock.  If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata.  On December 17, 2002, Ampal announced that its Board of Directors had declared cash dividends on its classes of preferred stock ($0.325 per share on its 6 1/2% classes of preferred stock and $0.20 per share on its 4% Preferred Stock).

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

          The transfer to each of Zionism 2000 and Coaching Ltd. of the aforementioned shares was exempt from registration under the Securities Act of 1933, as amended, by reason of Regulation S under such Act because the transactions were consummated outside the United States.

ITEM 6.  SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,	2002		2001		2000		1999		1998

	(Dollars in thousands, except per share data)

Revenues	$ 16,732		$ 29,062		$ 39,697		$ 69,613		$ 23,160
Net income (loss)	(44,047)		(6,974)		813		28,031	(1)	2,175	(1)
Earnings (loss) per Class A share:
Basic EPS	$ (2.27	)(2)	$ (0.38	)(2)	$ 0.03	(2)	1.32	(1)(2)	$ 0.08	(1)(2)
Diluted EPS	$ (2.27)		$ (0.38)		$ 0.03		1.15	(1)	$ 0.07	(1)(3)
Total assets	323,699		383,833		$ 446,628		396,780		324,916
Notes and loans and debentures Payable	136,803		145,901		201,576		174,519		129,025

(1)     Includes (loss) from discontinued operations, as follows:

Year Ended December 31,	2002	2001	2000	1999	1998

(Dollars in thousands, except per share data)

(Loss) from continued operations	$ (44,047)	$ (6,974)	$ 813	$ 30,187	$ 3,890
(Loss) from discontinued operations	$ —	$ —	$ —	$ (2,156)	$ (1,715)
(Loss) per Class A share from discontinued operations:
Basic EPS	$ —	$ —	$ —	$ (0.10)	$ (0.07)
Diluted EPS	$ —	$ —	$ —	$ (0.09)	$ (0.06)

(2)      Computation is based on net income (loss) after deduction of preferred stock dividends of $218, $227, $234,
           $284 and $335, respectively.

(3)      Computation is based on net income after deduction due to dilution in equity in earnings of affiliate of $334 .

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company acquires interests in businesses located in the State of Israel or that are Israel-related.  The Company focuses on a broad cross-section of Israeli companies engaged in various fields including Energy, Industry, Real Estate and Project Development, Telecommunications and High-Technology.  The Company sometimes participates in the management of its investee companies through representation on boards of directors or otherwise.

          The Company’s results of operations are directly affected by the results of operations of its investee companies.  The results of investee companies which are greater than 50%-owned are included in the consolidated financial statements of the Company.  The Company accounts for its holdings in investees over which the Company exercises significant influence, generally 20% to 50% owned companies (“affiliates”), under the equity method.  Under the equity method, the Company recognizes its proportionate share of such companies income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The Company’s results of operations are affected by capital transactions of the affiliates.  Thus, the issuance of shares by an affiliate at a price per share above the Company’s carrying value per share for such affiliate results in the Company recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below the Company’s carrying value per share for such affiliate results in the Company recognizing a loss for the period in which such issuance is made.  The Company accounts for its holdings in investee companies, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In addition, the Company reviews investments accounted for under the cost method periodically in order to determine whether to maintain the current carrying value or to write off some or all of the investment.  For more information as to how the Company makes these determinations, see “Critical Accounting Policies.”

          A comparison of the Company’s financial statements from year to year must be considered in light of the Company’s acquisitions and disposition during each period.

          For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel (“NIS”), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period.  Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity.  Should the NIS be devalued against the U.S. dollar, cumulative translation adjustments are likely to result in a reduction in shareholders’ equity.  As of December 31, 2002, the effect on shareholders’ equity was a decrease of approximately $20.8 million.  Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

          The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates.  To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments.  Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances.  Please refer to Note 1 to Ampal’s consolidated financial statements included in this Annual Report for the year ended December 31, 2002 for a summary of all of Ampal’s significant accounting policies.

          Portfolio Investments

          The Company accounts for a number of its investments, including many of its investments in the high-technology and communications industries, on the basis of the cost method.  Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment.  While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management.  These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets.  In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy.  There can be no guarantee that the Company will be accurate in its assessments and judgments.  To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

          Investment in MIRS

          MIRS is our largest investment and is being accounted for at cost (our equity interest is 25%). The Cost method is applied due to preference features we have been granted in our investment in preferred shares in Mirs. Revenues from guaranteed payments from Motorola are recognized as income.  We perform annual tests for impairment regarding our investment.  Our assessment, based on a valuation of our investment in MIRS as of December 31, 2002, resulted in no impairment charge.  The valuation was calculated according to the discounted cash flow method, taking into account the preferences to which we are entitled from Motorola under the MIRS purchase agreement.

          Marketable Securities

          We determine the appropriate classification of marketable securities at the time of purchase. To date, we hold marketable securities classified as trading securities that are carried at fair value, and marketable securities classified as available-for-sale that are carried at fair value with unrealized gains and losses included in the component of accumulated other comprehensive loss in stockholders’ equity. If according to management’s assessment it is determined that a decline in the fair value of any of the investments is other than temporary, an impairment loss is recorded and included in the consolidated statements of income as financial expenses.

          Long- lived assets

          On January 1, 2002, Ampal adopted FAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” FAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

          Accounting for Income Taxes

          As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.  A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income.  We also do not provide for taxes on undistributed earnings of our foreign subsidiaries totaling $30.1 million in 2002, as it is our intention to reinvest undistributed earnings indefinitely outside the United States.  If the earnings were not considered permanently reinvested, approximately $10.1 million of deferred income taxes would have been provided in 2002.

          Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition and initial measurement of the liability. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company does not believe that the adoption of SFAS 143 will have any material effect on our consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Connections” (“SFAS 145”). Among other amendments and rescissions, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless such gains and losses meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 is partially effective for transactions occurring after May 15, 2002 and partially effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of SFAS 145 will have any material effect on our consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when the Company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.  The Company will adopt SFAS 146 for exit disposal activities that are initiated after December 31, 2002.  Upon the adoption of SFAS 146, previously issued financial statements shall not be restated.  The Company does not believe that the adoption of SFAS 146 will have any material effect on its consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties.  The Company does not expect the adoption of FIN 45 to have a material effect on our consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  The Company has elected to continue accounting for employee stock option plans according to APB No. 25, and has adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46).  Under this FIN entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation.  The FIN explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.  The FIN is effective as follows:  for variable interests in variable interest entities created after January 31, 2003 the FIN shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.  FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have an effect on the Company’s financial position, results of operations or cash flows.

          RESULTS OF OPERATIONS

          Year ended December 31, 2002 compared to Year ended December 31, 2001:

          The Company recorded a consolidated net loss of $44.0 million for the year ended December 31, 2002, as compared to $7.0 million for the same period in 2001.  The increase in net loss is primarily attributable to the higher unrealized losses on investments in marketable securities, higher loss from impairment of investments and loans and significantly lower gains from the sale of real estate rental property in 2002, as compared to 2001, the absence of the gains from the sale of investments in 2002, and higher provision for income taxes.  These decreases were partially offset by lower interest expense.

          Equity in earnings of affiliates decreased to a loss of $3.3 million for the year ended December 31, 2002, as compared to a loss of $2.2 million for the year ended December 31, 2001.  The decrease is primarily attributable to the decreased earnings of Ophirtech Ltd., the Company’s 42.5% - owned affiliate, which recorded higher losses from impairment of investments in 2002, and from the 37% owned Bay Heart Limited (“Bay Heart”), which recorded higher losses in 2002 as a result of decreased rental revenues and increased security expenses consistent with the political/security situation in Israel.  Bay Heart’s decreased rental revenue was due to lower than average rental rates on its properties caused in part by the recession in Israel which affected the real estate sector and by the surplus of mall properties in the Haifa area and from the 20.4% owned Granite Hacarmel Ltd (“Granite”), which recorded losses in 2002 as a result from impairment of investments.

          On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue (“800 Second Avenue”) in New York City for $33.0 million and recorded a pre-tax gain of approximately $8.0 million ($4.3 million net of taxes) No comparable real estate sales occurred during the fiscal year ended December 31, 2002.

          On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak, Israel (“Bnei Brak”) and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes).

          During December 2002, Ophir Holding Ltd. signed agreements to sell four of its properties for the aggregate amount of $5.9 million (net income $4.2 million).  Gain will be recognized during the first quarter of 2003.

          On December 22, 2002, the Company recorded a $0.7 million pretax gain on the sale of real estate rental property.

          In the year ended December 31, 2002, Ampal recorded $20.4 million of realized and unrealized losses on investments, which consisted of $3.3 million of realized and unrealized losses on investments classified as trading securities and $17.1 million of unrealized losses other than temporary decline in value of investments in the available-for-sale securities. In the same period in 2001, the Company recorded $1.7 million of realized and unrealized losses on investments which consisted of $3.3 million of unrealized losses on investments and $1.6 million of realized gains from sale of investments. The realized and unrealized losses on trading securities recorded in 2002 were primarily attributable to the Company’s investment in shares of Bank Leumi Le’Israel B.M. (“Leumi”) ($2.0 million) mutual funds and other securities ($1.3 million). The unrealized losses other than temporary decline in value of the Company’s investments in the available-for-sales securities in 2002 were primarily attributable to the investment in shares of Blue Square Israel Ltd (“Blue Square”) ($12.8 million), a publicly traded company on the Tel Aviv and New York Stock Exchanges. In June 1999, the Company invested $ 24 million to purchase 1,500,000 shares of Blue Square, representing 3.9% of Blue Square, at $ 16 per share. As of December 31, 2002 the investment in Blue Square had a market value of $ 11.2 million. Primarily due to the length of the time and extent to which the market value has been less than cost, such decline has been accounted for as other than temporary. The Company also wrote down its investments in shares of Sonic Foundry Inc. (“Sonic”) ($1.8 million), Alvarion ($2.0 million) and Compugen Ltd. (“Compugen”) ($0.5 million).  At December 31, 2002 and December 31, 2001, the aggregate fair value of trading securities amounted to approximately $5.2 million and $9.9 million, respectively.

          Other income realized by the Company is principally composed of guaranteed payments from Motorola equal to $ 7.1 million for the years ended December 31, 2002 and 2001.

          The Company recorded lower interest expense in the year ended December 31, 2002, as compared to the same period in 2001, primarily as a result of lower interest rates.

          The decrease in real estate income and expenses in 2002 as compared to 2001 is primarily attributable to the sale of 800 Second Avenue in New York City.

          In the year ended December 31, 2002, the Company recorded $15.1 million in losses from the impairment of its investments and loans in the following companies: Bay Heart Limited (“Bay Heart”) ($2.9 million), Bridgewave Communications, Inc.(“Bridgewave”) ($2.8 million), Shellcase Ltd. ($2.3 million), Oblicore Ltd. ($2.2 million), Modem Art Ltd. ($1.0 million), Carmel Container Systems Limited (“Carmel”) ($0.9 million), Star Management of Investments No.II (2000) L.P. ($0.6 million), Camelot Information Technologies Ltd. (“Camelot”) ($0.5 million), Netformx Ltd. ($0.5 million), Enbaya Inc. ($0.5 million), Shiron Satellite Communications (1996) Ltd. (“Shiron”) ($0.4 million), VisionCare Opthalmic Technologies Ltd. (“VisionCare”) ($0.3 million),  Tulip Ltd. ($0.1 million), and Babylon Ltd. ($0.1 million).  During the fiscal year ended December 31, 2001, the Company recorded a $13.1 million loss from the impairment of its investments.  A substantial portion of these losses resulted from the worldwide slump in technology markets which affected both sales and the ability of companies to raise additional capital.  Companies at the start-up stage, as are a number of the Company’s portfolio companies, were particularly affected by the weakness in the private capital markets as these companies depend on additional rounds of investment for operating funds. See “-Critical Accounting Policies” for a discussion of the factors affecting the Company’s decision to write-off its investments accounted for under the cost method.

          The increase in the effective income tax rate in 2002, as compared to 2001, is primarily attributable to the unrealized losses on investments for which no tax benefits are currently available.

          Our management currently believes that inflation has not had a material impact on our operations.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(Dollars in thousands, except per share data)

Year Ended December 31, 2002
Revenues(1)	$ 5,532	$ 5,235	$ 4,905	$ 1,060	$ 16,732
Net interest expense	(2,188)	(1,376)	(1,735)	(2,392)	(7,691)
Net (loss)	(6,175)	(9,158)	(11,439)	(17,275)	(44,047)
Basic EPS:
(Loss) per Class A share(2)	(0.32)	(0.47)	(0.58)	(0.9)	(2.27)
Diluted EPS:
(Loss) per Class A share	(0.32)	(0.47)	(0.58)	(0.9)	(2.27)
Year Ended December 31, 2001
Revenues(1)	$ 12,711	$ 7,426	$ 3,760	$ 5,165	$ 29,062
Net interest expense	(3,983)	(2,763)	(1,930)	(2,025)	(10,701)
Net income (loss)	$ 360	$ (3,811)	$ (3,067)	$ (456)	$ (6,974)
Basic EPS:
Earnings (loss) per Class A share(2)	$ 0.01	$ (0.20)	$ (0.16)	$ (0.03)	$ (0.38)
Diluted EPS:
Earnings (loss) per Class A share	$ 0.01	$ (0.20)	$ (0.16)	$ (0.03)	$ (0.38)

(1) Reclassified to conform with year-end presentation.
(2) After deduction of preferred stock dividends of $218 and $227, respectively.

Year ended December 31, 2001 compared to Year ended December 31, 2000:

          The Company recorded a consolidated net loss of $7.0 million for the year ended December 31, 2001, as compared to net income of $0.8 million for the same period in 2000. The decrease in income is primarily attributable to the decrease in equity in earnings of affiliates, lower gains on sale of investments, higher loss from impairment of investments and a decrease in real estate income.  These decreases in income were partially offset by the gain on sale of real estate rental property, higher other income, a lower effective income tax rate, lower unrealized losses on investments, lower interest expense and a translation gain in 2001, as compared to a translation loss in 2000.

          Equity in earnings of affiliates decreased to a loss of $2.2 million for the year ended December 31, 2001, from income of $11.9 million for the same period in 2000.  The decrease is primarily attributable to the decreased earnings of the Company’s 50%-owned affiliate, Trinet Venture Capital Ltd. (“Trinet”) and Ophir Holdings Ltd. (“Ophir Holdings”), the Company’s 42.5%-owned affiliate.  Trinet recorded unrealized gains on its investments in Smart Link Ltd. in 2000, as compared to unrealized losses in 2001.  Ophir Holdings , recorded an unrealized gain on a trading security in 2000.  There was no similar gain in 2001.  In addition, two of the Company’s other affiliates, 42.5%-owned Ophirtech Ltd. (“Ophirtech”) and 37%-owned Bay Heart, recorded higher losses in 2001.  Ophirtech, which invests in companies in the high technology sector, recorded losses from impairment of investments in 2001.  Bay Heart, which operates a shopping mall in the Haifa Bay area, recorded losses as a result of decreased rental revenues, increased financing expenses and a higher provision for income taxes.

          In the year ended December 31, 2001, the Company recorded $1.6 million of gains on the sale of investments, which were primarily attributable to its investment in Floware Wireless Systems Ltd. (“Floware”).   In the year ended December 31, 2000, the Company recorded $13.7 million of gains on the sale of investments, which were primarily attributable to its investment in BreezeCOM Ltd. (“BreezeCOM”). In August 2001, BreezeCOM acquired Floware and changed the name of the combined entity to Alvarion Ltd.

          The Company recorded $3.3 million of unrealized losses on investments which are classified as trading securities in the year ended December 31, 2001, as compared to $5.9 million of unrealized losses in the same period in 2000.  The unrealized losses recorded in 2001 are primarily attributable to the Company’s investment in shares of Leumi and Arel Communications and Software Ltd. (“Arel”), while the unrealized losses in 2000 are primarily attributable to the Company’s investment in shares of Arel. At December 31, 2001 and December 31, 2000, the aggregate fair value of trading securities held by the Company amounted to approximately $9.9 million and $23.8 million, respectively.

          On March 28, 2001, the Company concluded the sale of its interest in 800 Second Avenue in New York City for $33 million and recorded a pre-tax gain of approximately $8 million ($4.3 million net of taxes).

          On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak, Israel and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes).

          The decrease in real estate income of approximately $1.2 million in 2001, as compared to 2000, is attributable to the sale of 800 Second Avenue and Bnei Brak.

          The increase in other income of $2.3 million in the year ended December 31, 2001 as compared to the same period in 2000, is primarily attributable to the higher guaranteed income received from Motorola (Israel) Ltd. ($7.1 million in 2001, as compared to $3.8 million in 2000) with respect to the level of dividends from MIRS Communications Ltd. (“MIRS”).  This increase was partially offset by the $1.6 million dividend received from MIRS in 2000, which was not distributed by MIRS in 2001.  To the extent MIRS continues to seek to penetrate the Israeli cellular market, its results of operations will be affected by the intense competition in the market.

          The decrease in interest expense of approximately $1.4 million in the year ended December 31, 2001, as compared to the same period in 2000 is attributable to the repayments of notes and loans payable.

          In the year ended December 31, 2001, the Company recorded a $13 million loss from impairment of its investments in the following companies, all of which are in the high-technology sector: Camelot Information Technologies Ltd. ($5 million), Netformx Ltd. ($2.6 million), Enbaya Inc. ($1.4 million), Shiron Satellite Communications (1996) Ltd. ($1.4 million), RealM Technologies Ltd.,($1.3 million) mPrest Technologies Ltd. ($0.8 million) Babylon Ltd. ($.3 million), and Elephanx DotCom L.L.C. ($0.2 million).  In the year ended December 31, 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. and to the impairment in values of the Company’s investments in Smartlight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel (1994) Ltd. ($1.1 million), Zactus, Inc. ($0.5 million) and ContactNOW, Inc. ($.5 million).

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

LIQUIDITY AND CAPITAL RESOURCES

          Cash Flows

          On December 31, 2002, cash and cash equivalents were $1.6 million, as compared with $8.0 million at December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to the repayments of notes and loans payable.

          The Company’s sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months.  However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash.  To the extent that the Company intends to rely on the sale of marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities.  In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.  In addition, the shares of MIRS owned by the Company have already been pledged as security for specific loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

          Cash flows from operating activities

          Net cash provided by operating activities totaled approximately $3.3 million for the year ended December 31, 2002, as compared to approximately $33.9 million for the same period in 2001.  The decrease is primarily attributable to the $27.1 million dividends from affiliates received in 2001, as compared to $0.7 million in 2002.

          Cash flows from investing activities

          Net cash used in investing activities totaled approximately $0.7 million for the year ended December 31, 2002, as compared to compered to cash provied approximately $20.4 million for the same period in 2001.  This decrease is primarily attributable to the $34.9 million proceeds received from the sale of 800 Second Avenue and the Bnei Brak real estate properties in 2001.  These proceeds were partially offset by higher investments made in 2001 in the amount of $9.1 million and higher loans granted in 2001 of $6.5 million.

          Cash flows from financing activities

          Net cash used in financing activities was approximately $7.3 million at December 31, 2002, as compared to approximately $51.8 million at December 31, 2001.  The decrease in the cash used in 2002 is attributable to the pay down of notes and loans repayments ($12.4 million and $62.8 million in 2002 and 2001, respectively).  Notes and loans repayments in 2001 include the $15.0 million loan repayment with respect to the 800 Second Avenue property.

                    Investments

          On December 31, 2002, the aggregate fair value of trading and available-for-sale securities was approximately $18.6 million, as compared to $40.6 million at December 31, 2001.  The decrease in 2002 is attributable to decreases in the market prices of such securities.

          On January 2, 2002, the Company made a $0.5 million loan to Camelot.  In February 2002, the Company, together with other Camelot debtholders, initiated liquidation proceedings with respect to Camelot’s assets. The Company has written off its investment in Camelot.

          In 2002, the Company made the following investments:

                    (1)   A $1.3 million in ShellCase Ltd., a developer and manufacturer of chip size packaging. The Company currently holds an approximately 14.0% equity interest in ShellCase Ltd.

                    (2)   A $0.7 million in PowerDsine Ltd., a leading designer and developer of software controlled power solutions.  The Company currently holds an approximately 8.1% equity interest in PowerDsine Ltd.

                    (3)   A $0.2 million in XACCT  Technologies Ltd., a developer and marketer of TCP/IP network software.  The Company currently holds an approximately 16.9% in XACCT Technologies Ltd.

                    Debt

          At December 31, 2002, the Company had in place unused lines of credit in the aggregate amount $5.1 million.

          In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi Le-Israel Ltd. (“Leumi”) in the outstanding amount of $37.2 million and $34.9 million, respectively, as of December 31, 2002. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%.  Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS.  The principal payments are due as follows:  10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008.  Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008.  These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.  In March 2002, some of the covenants in the loan from Leumi were amended to reflect changes in MIRS’ business.  In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola (Israel) Ltd. does not make a guaranteed payment to the Company on March 31, 2003, as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola (Israel) Ltd.  In addition, Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 with respect to the Company’s repayment obligations under the loan.

          As of December 31, 2002, the Company had $5.4 million in outstanding debentures with interest rates of 7.5%.  These debentures, which mature in 2005, are secured by $5.6 million in cash held in a secured account.  In addition, as of December 31, 2002, the Company had $17.1 million outstanding in 11% discount debentures, which mature in 2003.  On October 2002, there was an early redemption of $0.5 million.  The Company is borrowing additional cash from banks to repay the outstanding debentures on April 1, 2003.

          The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim.  At December 31, 2002 and December 31, 2001, the amounts outstanding under these loans were $12.7 million and $14.3 million, respectively. The loans are dollar linked, mature through 2007-2010  and have interest rates of LIBOR plus 2.25%.  The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $ 4.8 million in favor of clients of Am-Hal in order to secure their deposits.

          The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim.  The term of these borrowings is up to one year.  The weighted average interest rates and the balances of these short-term borrowings at December 31, 2002 and December 31, 2001 were 4.03% on $39.8 million and 3.23% on $31.1 million, respectively.

          As of December 31, 2002, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $15.3 million. This includes:

•	$4.0 million guarantee to Leumi with respect to the MIRS loan as described above ($3.5 million guarantee will expire on March 31, 2003).

•

$5.7 million guarantee on indebtedness incurred by Bay Heart ($3.5 million of which was recorded as a loss in the Company’s financial statements at December 31, 2002) in connection with the development of its property. Bay Heart recorded increased losses in 2002 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

•	$4.8 million guarantee to Am- Hal tenants as described above.

•	$0.8 million guarantee to Galha 1960 Ltd as described in Item 3 of this Report.

          In each of 2002 and 2001, Ampal paid dividends in the amount of $0.20 and $0.325 per share on its 4% and 6 ½% Cumulative Convertible Preferred Stocks, respectively.  Total dividends paid in each year amounted to approximately $0.2 million.

                    Subsequent event

          On January 1, 2003, the Company entered into an agreement pursuant to which the Company will sell its shareholdings of Carmel Container Systems Limited (“Carmel”). Pursuant to this agreement, the Company will sell 522,000 ordinary shares of Carmel at a price per share of $6.75 for an aggregate purchase price of $3,523,500.

          The consummation of the aforementioned transaction is contingent upon certain conditions, including the consummation of a merger transaction between Carmel and Best Carton Ltd. (“Best”) pursuant to which all shares of Best will be purchased by Carmel in consideration of shares of Carmel which be issued to Best’s shareholders, and the authorizations required by law for the aforementioned transaction.

                    Other Developments

          On April 25, 2002, Rebar Financial Corporation (“Rebar”), which, as of such date, owned 11,115,112 shares of Ampal’s Class A Stock (representing approximately 51% of the outstanding Class A Stock on a fully-diluted basis), completed the sale of such shares of Class A Stock to Y.M. Noy Investments Ltd., a company incorporated under the laws of Israel (“Y.M. Noy”) pursuant to the terms of that certain Stock Purchase Agreement, dated as of February 26, 2002.  Rebar is controlled by Daniel Steinmetz, who, as of such date, was the Ampal’s Chairman of the Board of Directors, and Raz Steinmetz, who, as of such date, was a director of Ampal and the Ampal’s President and Chief Executive Officer. Yosef A. Maiman owns 100% of the economic shares and one-third of the voting shares of the Y.M. Noy, and holds an option to acquire the remaining two-thirds of the voting shares of the Y.M. Noy (which are currently owned by Ohad Maiman and Noa Maiman, the son and daughter, respectively, of Mr. Maiman). Mr. Maiman, Ohad Maiman and Noa Maiman are the sole directors of Y.M. Noy.

          Also on April 25, 2002, certain of the Ampal’s employees and officers sold an additional 329,000 shares of Class A Stock to the Y.M. Noy.

          As a result of the purchase of an aggregate of 11,444,112 shares of the Class A Stock by Y.M. Noy, the Company has concluded that a change in control has occurred for purposes of the Securities Exchange Act of 1934, as amended.

          The aggregate purchase price paid by Y.M. Noy for the 11,444,112 shares of the Class A Stock was approximately $85,374,564, or $7.46013 per share.

          As of March 9,2003, Y.M. Noy has subsequently purchased 269,120 shares of Class A Stockin market transactions and Y.M. Noy owns 11,713,232 shares of Class A Stock or 59.5% of the outstanding shares of Class A Stock as of such date.

                    Foreign Currency Contracts

          The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

          The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes.  The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2002, and are sensitive to the above market risks.

          During the fiscal year ended December 31, 2002, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2001.

Interest Rate Risks

          At December 31, 2002, the Company had financial assets totaling $11.6 million and financial liabilities totaling $136.8 million.  For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

          At December 31, 2002, the Company had fixed rate financial assets of $7.7 million and variable rate financial assets of $4.0 million.  Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

          At December 31, 2002, the Company had fixed rate debt of $32.2 million and variable rate debt of $104.6 million.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.3 million.

          The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.4 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

          The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel.  During 2002, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2002, the Company had open foreign exchange forward purchase contracts in the amount of $22.5 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.5 million, and regarding the statements of income loss a ten percent devaluation of the foreign currency would be reflected in a net decrease in earnings and would be $0.3 million.

Equity Price Risk

          The Company’s investments at December 31, 2002, included marketable securities (trading and available-for-sale) which are recorded at fair value of $18.6 million, including a net unrealized loss of $29.1 million.  Those securities have exposure to price risk.  The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $1.9 million.

ITEM 8-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheet of Ampal-American Israel Corporation and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of loss, cash flows, changes in shareholders’ equity, and comprehensive loss for the year then ended.  These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, whose assets included in consolidation constitute approximately 22.6% of total consolidated assets as of December 31, 2002, and whose revenues included in consolidation constitute approximately 45.1% for the year then ended. We did not audit the financial statements of certain affiliated companies, the company’s interest in which as reflected in the balance sheet as of December 31, 2002 is $40,647,929, and the company’s share in excess of losses over profits of which is a net amount of $901,958 for the year then ended. The financial statements of those subsidiaries and affiliated companies were audited by other independent auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of  the other independent auditors. The financial statements of Ampal-American Israel Corporation and subsidiaries as of December 31,2001, and for each of the two years in the period ended December 31,2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 27, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in Israel, including those prescribed by the Israeli Auditor (Mode of performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the reports of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KESSELMAN & KESSELMAN CPAs ( ISR)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel
March 24, 2003

                    THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of (loss) income, cash flows, changes in shareholders’ equity, and comprehensive (loss) income for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 16% and 18%, respectively, in 2001, 15% and 15%, respectively, in 2000, total revenues of 25% in 1999, of the related consolidated totals.  Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting.  The Company’s equity in net (losses) earnings of these affiliated companies represents ($ 2,083,000), $10,730,000 and $15,727,000, of consolidated net (loss) income for the years ended December 31, 2001, 2000 and 1999, respectively.  The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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
March 27, 2002

                    THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY LUBOSHITZ KASIERER, THE ISRAELI AFFILIATED FIRM OF
ARTHUR ANDERSEN LLP THAT HAS NOT BEEN REISSUED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheet of Ampal-American Israel Corporation and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of (loss) income, cash flows, changes in shareholders’ equity, and comprehensive (loss) income for the year ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect total assets and total revenues of 16% and 18%, respectively, in 2001, of the related consolidated totals.  Also, we did not audit the financial statements of certain affiliated companies, the investments in which are reflected in the accompanying financial statements using the equity method of accounting.  The Company’s equity in net losses of these affiliated companies represents $ 2,083,000, of consolidated net loss for the year ended December 31, 2001.The statements of these subsidiaries and affiliated companies were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

Tel Aviv	Luboshitz Kasierer
March 27, 2002	Arthur Andersen

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share data)

REVENUES:
Equity in (losses) earnings of affiliates (Note 12)	$ (3,334)	$ (2,174)	$ 11,876
Interest:
Related parties	—	22	11
Others	962	1,220	1,195
Real estate income	7,740	8,781	9,981
Realized and unrealized gains on investments (Notes 2 and 4)	—	—	7,795
Gain on sale of real estate rental property (Note 2)	663	10,038	—
Other (note 13)	10,701	11,175	8,839

Total revenues	16,732	29,062	39,697

EXPENSES:
Interest:
Related parties	51	203	300
Others	8,602	11,740	13,017
Real estate expenses	7,844	9,144	9,191
Realized and unrealized losses on investments (Notes 2 and 4)	20,394	1,722	—
Loss from impairment of investments (Note 2)	15,078	12,988	11,095
Minority interests	866	(226)	(1,127)
Translation (gain) loss	(1,577)	(2,127)	1,257
Other (mainly general and administrative)	7,742	7,129	7,344

Total expenses	59,000	40,573	41,077

(Loss) income before income taxes (tax benefits)	(42,268)	(11,511)	(1,380)
Provision for income taxes (tax benefits) (Note 11)	1,779	(4,537)	(2,193)

NET (LOSS) INCOME	$ (44,047)	$ (6,974)	$ 813

Basic and diluted EPS: (Note 10) (Loss) Earnings per Class A share	$ (2.27)	$ (0.38)	$ 0.03

Shares used in calculation (in thousands) (diluted for year 2000 - 19,057)	19,538	19,184	18,916

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Assets As At

	December 31, 2002	December 31, 2001

	(Dollars in thousands)

Cash and cash equivalents	$ 1,557	$ 7,973
Deposits, notes and loans receivable (Note 3)	10,962	17,172
Investments (Notes 2, 4 and 12)	215,094	260,175
Real estate property, less accumulated depreciation of $9,166 and $7,500	65,598	66,643
Other assets	30,488	31,870

TOTAL ASSETS	$ 323,699	$ 383,833

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders’ Equity As At

	December 31, 2002	December 31, 2001

	(Dollars in thousands)

LIABILITIES
Notes and loans payable (Note 5)	$ 114,257	$ 122,805
Debentures (Note 6)	22,546	23,096
Accounts payable, accrued expenses and others (Note 7)	86,718	86,712

Total liabilities	223,521	232,613

Commitments and Contingencies (note 16)

SHAREHOLDERS’ EQUITY (Note 8)

4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 139,391 and 146,226 shares; outstanding 136,041 and 142,876 Shares	697	731
6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 706,450 and 726,680 shares; outstanding 583,914 and 604,144 shares	3,532	3,633
Class A Stock $1 par value; authorized 60,000,000 shares; issued 25,502,805 and 25,407,940 shares; outstanding 19,671,141 and 19,247,276 shares	25,503	25,408
Additional paid-in capital	58,125	58,253
Retained earnings	67,475	111,740
Treasury stock, at cost	(31,096)	(33,238)
Accumulated other comprehensive loss	(24,058)	(15,307)

Total shareholders’ equity	100,178	151,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 323,699	$ 383,833

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)

Cash flows from operating activities
Net (loss) income	$ (44,047)	$ (6,974)	$ 813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) of affiliates	3,334	2,174	(11,876)
Realized and unrealized losses (gains) on investments	20,394	1,722	(7,795)
Gain on sale of real estate rental property	(663)	(10,038)	—
Depreciation expense	2,014	2,293	2,208
Amortization expense	22	252	823
Impairment of investments	15,078	12,988	7,595
Minority interests	866	(226)	(1,127)
Translation (gain) loss	(1,577)	(2,127)	1,257
(Increase) decrease in other assets	1,174	(7,796)	(4,331)
Increase in accounts payable, accrued expenses and other	5,043	5,601	9,619
Investments made in trading securities	(5,476)	(409)	(23,341)
Proceeds from sale of trading securities	6,475	9,289	42,759
Dividends received from affiliates	688	27,128	6,784

Net cash provided by operating activities	3,325	33,877	23,388

Cash flows from investing activities:
Deposits, notes and loans receivable collected	3,380	2,744	8,896
Deposits, notes and loans receivable granted	(1,472)	(7,977)	(2,089)
Investments made in:
Available-for-sale securities	—	(1,257)	(2,127)
Affiliates and others	(2,221)	(10,089)	(42,136)
Proceeds from sale of investments:
Available-for-sale securities	—	3,054	—
Others	—	1,047	2,149
Return of capital by partnership	209	120	722
Capital improvements	(1,406)	(2,180)	(16,762)
Proceeds from sale of real estate property, net	818	34,906	—

Net cash (used in) provided by investing activities	(692)	20,368	(51,347)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)

Cash flows from financing activities:
Notes and loans payable received:
Related parties	$ —	$ —	$ 25
Others	5,605	11,779	58,879
Notes and loans payable repaid:
Related parties	—	(5,190)	(3,143)
Others	(12,378)	(57,571)	(23,983)
Proceeds from exercise of stock options	1,973	—	759
Debentures repaid	(2,232)	(1,894)	(6,402)
Contribution to partnership by minority interests	—	1,295	—
Issuance of shares to related parties and others	—	—	10
Dividends paid on preferred stock	(218)	(227)	(234)

Net cash (used in) provided by financing activities	(7,250)	(51,808)	25,911

Effect of exchange rate changes on cash and cash equivalents	(1,799)	(306)	481

Net (decrease) increase in cash and cash equivalents	(6,416)	2,131	(1,567)
Cash and cash equivalents at beginning of year	7,973	5,842	7,409

Cash and cash equivalents at end of year	$ 1,557	$ 7,973	$ 5,842

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest:
Related parties	$ —	$ 173	$ 25
Others	6,596	7,763	6,502

Total interest paid	$ 6,596	$ 7,936	$ 6,527

Income taxes paid	$ 402	$ 5,514	$ 382

Supplemental Disclosure of None cash Investing and
Financing Activities:
Issuance of treasury stock for charity	—	$ 55	—

Investments in investees	1,545	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except share amounts per share data)

4% PREFERRED STOCK
Balance, beginning of year	$ 731	$ 782	$ 829
Conversion of 6,835, 10,175 and 9,422 shares into Class A Stock	(34)	(51)	(47)

Balance, end of year	$ 697	$ 731	$ 782

6-1/2% PREFERRED STOCK
Balance, beginning of year	$ 3,633	$ 3,729	$ 4,459
Conversion of 20,230, 19,134 and 145,949 shares into Class A Stock	(101)	(96)	(730)

Balance, end of year	$ 3,532	$ 3,633	$ 3,729

CLASS A STOCK
Balance, beginning of year	$ 25,408	$ 25,303	$ 24,817
Issuance of shares upon conversion of
Preferred Stock	95	105	485
Issuance of additional shares	—	—	1

Balance, end of year	$ 25,503	$ 25,408	$ 25,303

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$ 58,253	$ 58,194	$ 57,896
Conversion of Preferred Stock	40	42	292
Issuance of additional shares	—	17	9
Exercise of stock options, including tax benefit	(168)	—	(3)

Balance, end of year	$ 58,125	$ 58,253	$ 58,194

RETAINED EARNINGS
Balance, beginning of year	$ 111,740	$ 118,941	$ 118,362
Net (loss) income	(44,047)	(6,974)	813
Dividends:
4% Preferred Stock - $0.20 per share	(27)	(29)	(30)
6-1/2% Preferred Stock - $0.325 per share	(191)	(198)	(204)

Balance, end of year	$ 67,475	$ 111,740	$ 118,941

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except share amounts per share data)

TREASURY STOCK
4% PREFERRED STOCK
Balance, beginning and end of year	$ (84)	$ (84)	$ (84)

6-1/2% PREFERRED STOCK
Balance, beginning and end of year	$ (1,853)	$ (1,853)	$ (1,853)

CLASS A STOCK
Balance, beginning of year – 6,160,664, 6,168,164 and 6,528,181 shares, at cost	$ (31,301)	$ (31,338)	$ (33,615)
Issuance of 329,000, 7,500 and 360,017 shares	2,142	37	2,277
Balance, end of year – 5,831,664, 6,160,664, and 6,168,164 shares, at cost	(29,159)	(31,301)	(31,338)

Balance, end of year	$ (31,096)	$ (33,238)	$ (33,275)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Cumulative translation adjustments:
Balance, beginning of year	$ (20,163)	$ (17,217)	$ (17,676)
Foreign currency translation adjustments	(587)	(2,946)	459

Balance, end of year	(20,750)	(20,163)	(17,217)

Unrealized gain (loss) on marketable securities:
Balance, beginning of year	4,856	7,945	3,699
Unrealized (loss) gain, net	(7,463)	(603)	4,246
Sale of available-for-sale securities	(701)	(2,486)	—

Balance, end of year	(3,308)	4,856	7,945

Balance, end of year	$ (24,058)	$ (15,307)	$ (9,272)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)

Net (loss) income	$ (44,047)	$ (6,974)	$ 813

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(587)	(2,946)	459
Unrealized (loss) gain on securities	(7,463)	(603)	4,246

Other comprehensive (loss) income	(8,050)	(3,549)	4,705

Comprehensive (loss) income	$ (52,097)	$ (10,523)	$ 5,518

Related tax (expense) benefit of other comprehensive (loss) income:
Foreign currency translation adjustments	$ (446)	$ 725	$ (50)
Unrealized gain on securities	$ 3,834	$ (1,716)	$ (2,428)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –– Summary of Significant Accounting Policies

(a)          General

(1)	Ampal is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see note 14.

(3)

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

(b)          Consolidation

                The consolidated financial statements include the accounts of Ampal and its subsidiaries.  Inter-company balances are eliminated in consolidation.

(c)          Translation of Foreign Currencies

                For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel, assets and liabilities are translated using year-end rates of exchange.  Revenues and expenses are translated at the average rates of exchange during the year.  Translation differences of those foreign companies’ financial statements are reflected in the cumulative translation adjustment accounts which is included in accumulated other comprehensive loss.

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

(d)          Foreign Exchange Forward Contracts

                Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

                The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

                The adoption of SFAS 133 had no material impact on the company’s financial position and result of operations.

                At December 31, 2002, the open foreign exchange forward contracts totaled $22.7 million.

(e)          Investments

                (i)           Investments in Affiliates

                Investments in which the Company exercises significant influence, generally 20%-to 50%-owned companies (“affiliates”), are accounted for by the equity method, whereby the Company recognizes its proportionate share of such companies’ net income or loss.  The Company reduces the carrying value of its investment in an affiliate if an impairment in value of that investment is deemed to be other than temporary.

                On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. Among the most significant changes made by SFAS No. 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; and (ii) goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

                The adoption of SFAS 142 had no material impact on the company’s financial position and result of operations.

                (ii)          Investments in Marketable Securities

                Marketable equity securities, other than equity securities accounted for by the equity method, are reported at fair value.  For those securities, which are classified as trading securities, unrealized gains and losses and realized gains and losses are reported in the statements of income (loss).  Unrealized gains and losses from those securities, that are classified as available-for-sale, are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive loss. Declines in value determined to be other than temporary on available-for-sale securities are included in the statement of income (loss).

                (iii)         Cost Basis Investments

                Equity investments of less than 20% in non-publicly traded companies are carried at cost.  Changes in the value of these investments are not recognized unless an impairment in value is deemed to be other than temporary. The investment in MIRS communications Ltd. (“MIRS”) in preferred shares with preference features in the amount of $110 million which exceeds 20% of ownership, is presented at cost. At December 31, 2002, and December 31, 2001, the carrying value of the cost basis investments was $145 million and $153 million, respectively.

(f)          Risk Factors and Concentrations

                Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and notes and loans receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions.

                The company performs on going credit evaluation of its receivables allowance for doubtful accounts.

(g)          Property and Equipment

                The Company’s policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets.

                The Company adopted in  2002 SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived assets” (“SFAS 144”). SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

(h)          Income Taxes

                The Company applies the deferred method of accounting for income taxes, whereby deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

                Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totaling approximately $30.1 million, since such earnings are currently expected to be permanently reinvested outside the United States.  If the earnings were not considered permanently invested, approximately $10.1 million of deferred income taxes would have been provided.

                Income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments.  Ampal’s foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(i)          Revenue Recognition

                Rental income is recorded over the rental period.  Revenues from services provided to tenants and country-club subscribers are recognized ratably over the contractual period or as services are performed.  Guaranteed payments from Motorola are recorded in the statement of income (loss) over the guaranteed period.  Revenue from amortization of tenant deposits is calculated at a fixed periodic rate based on the specific terms in the occupancy agreement signed with the tenants.

(j)          Cash Equivalents

                Cash equivalents are short-term, highly liquid investments that have original maturities of three months or less and that are readily convertible to cash.

(k)          Earning (loss) per share (EPS)

                Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”), for all periods presented. As to data used in the per share computation see note 10.

(l)          Comprehensive Income

                SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income (loss) are net losses and net unrealized gains or losses on investments held as available for sale and foreign currency translation adjustments, which are presented net of income taxes.

(m)          Employee Stock Based Compensation

                The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2002, 2001 and 2000. If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been reduced as follows:

		Year Ended December 31,

		2002	2001	2000

		(In thousands, except per share data)

Net income (loss):	As reported	$ (44,047)	(6,974)	$ 813
Less – stock based compensation expense determined under fair value method		(7,490)	(4,673)	(11,453)

	Pro forma	(51,537)	(11,647)	(10,640)

Basic and diluted EPS:	As reported	$ (2.27)	(0.38)	$ 0.03
	Pro forma	(2.65)	(0.63)	(0.57)

                Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: (1) expected life of options of 5, 5 and 5.92 years;  (2) dividend yield of 0%; (3) volatility of 57%, 71% and 59%; and (4) risk-free interest rate of 3.41%, 1.75% and 6.68%.

(n)          Treasury stock

                These shares are presented as a reduction of shareholders’ equity at their cost to the Company.

(o)          Recently Issued Accounting Pronouncements

                FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition and initial measurement of the liability. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company does not believe that the adoption of SFAS 143 will have any material effect on our consolidated financial statements.

                In April 2002, the FASB issued SFAS No. 145, “Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Connections” (“SFAS 145”). Among other amendments and rescissions, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless such gains and losses meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 is partially effective for transactions occurring after May 15, 2002 and partially effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of SFAS 145 will have any material effect on our consolidated financial statements.

                In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when the Company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS 146 for exit disposal activities that are initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. The Company does not believe that the adoption of SFAS 146 will have any material effect on its consolidated financial statements.

                In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. The Company does not expect the adoption of FIN 45 to have a material effect on our consolidated financial statements.

                In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue accounting for employee stock option plans according to APB No. 25, and has adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

                In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under this FIN entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. The FIN explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. The FIN is effective as follows: for variable interests in variable interest entities created after January 31, 2003 the FIN shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have an effect on the Company’s financial position, results of operations or cash flows.

(p)          Reclassifications

                Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 — Acquisitions and Dispositions

(a)	In 2002, the Company made investments aggregating $3 million, as follows:

1.

An additional investment of $1.3 million in Shellcase, a developer of chip – size packing technology for semiconductors using wafer – level process. The company holds an approximate 14% equity interest in Shellcase.

	2.	An additional investment of $0.7 million in PowerDsine Ltd. (total equity interest of 8.1%), a leading developer of power supply devices for the telecommunications industry.

	3.	A loan to CUTe Ltd of $0.2 million (total equity interest of 20%),a developer of bandwidth efficient techniques for the delivery of digital media over wireless networks.

	4.	A loan to Camelot Information Technologies Ltd. of $0.5 million, a developer of security solution for organizations.

	5.	An additional investment of $0.3 million in other investees.

(b)	On December 2002, the Company recorded a $0.7 million pretax gain on the sale of real estate rental property.

(c)	In 2002, the Company recorded loss from impairment of investments of $15.1 million as follows:

	1.	Bridgewave Communication Inc. ($2.8 million investment).
	2.	Shiron Satellite Communication (1996) Ltd. ($0.4 million investment).
	3.	Enbaya Ltd. ($0.5 million investment).
	4.	Modem Art Ltd. ($1.0 million investment).
	5.	Oblicore Ltd. ($2.2 million investment).
	6.	Star Management of Investment ($0.6 million investment).
	7.	VisionCare Ophthalmic Technologies Ltd. ($0.3 million investment).
	8.	Shellcase Ltd. ($2.3 million investment).
	9.	Carmel Container Systems Limited ($0.9 million investment).
	10.	Bay Heart Limited ($2 million investment and $0.9 million loan).
	11.	Netformx Ltd. ($0.5 million loan).
	12.	Camelot Information Technologies Ltd. ($0.5 million loan).
	13.	$0.2 million in other investment.

(d)	In 2001, the Company made investments aggregating $14 million, as follows:

	1.	An additional investment of $5 million in XACCT, a provider of business infrastructure software for the next-generation public network. The Company holds an approximate 16.9% equity interest in XACCT.

2.

An additional investment of $1.5 million (including $0.4 million conversion of loans) in Enbaya Ltd., a developer of a 3-D browser that enables fast viewing, compression and steaming of 3-D models, and increased its equity interest in the company from 12.9% to 19.1%.

3.

An additional investment of $1.7 million (includes the conversion of a $0.5 million loan) in Shellcase Ltd. (“shellcase”)(CDNX: SSD), a developer of chip-size packaging technology for semiconductors using a wafer-level process. The Company holds an approximate 13.2% equity interest in Shellcase.

4.

An additional investments of an aggregrate of $0.9 million in CUTe Ltd. (“CUTe”), a developer of bandwidth efficient techniques for the delivery of digital media over wireless networks. The Company holds an approximate 20% equity interest in CUTe.

5.

An additional investment of $0.6 million in the share of Breezecom Ltd. (NASDAQ: “BRZE”), a developer of wireless local area network products, and $0.6 million in the share of Floware Wireless Systems Ltd. (NASDAQ:“FLRE”), a developer of broadband wireless transmission solution. These two companies merged during 2001 to create a company called Alvarion (NASDAQ: ALVR).

6.

An additional investment of $0.6 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses in investment in communications, Internet, software and medical devices. (total equity interest of 10%).

	7.	An additional investment of $0.5 million in PowerDsine Ltd. (total equity interest of 8.4%), a leading developer of power supply devices for the telecommunications industry.

	8.	A loan to Netformx Ltd. of $1.5 million, (net equity interest of 20%) a developer of network design tools.

	9.	A loan to Camelot Information Technologies Ltd., of $0.5 million (total equity interest of 20%), a developer of security solution for organizations.

	10.	A loan to Shiron Satellite Communications (1996) Ltd. of $0.3 million, (equity interest 10%), a developer and marketer of two-way satellite communication products.

(e)	1.

On March 2001, the Company sold its interest in an office building located at 800 Second Avenue, New York, New York, to Second 800 LLC, for $33 million and recorded a pre tax gain of approximately $8 million.

	2.	On May 2001, the Company sold its interest in an office building in Bnei Brak for $3.1 million and recorded a pre tax gain of $2.1 million.

	3.	On December 2001 the Company sold its interest in the Amethyst fund in Korea for $0.9 million and recorded a pre tax loss of $0.2 million.

During 2001, the Company received $0.4 million as management fees from Amethyset and reimbursed Cavallo Capital (a related party) for $0.1 million of expenses.

(f)	In 2001, the Company recorded loss from impairment of investments of $13 million as follows:

	1.	Netformx Ltd. ($1.6 million investment and $1 million loan).

	2.	RealM Technologies Ltd. ($1.3 million).

	3.	mPrest Technologies Ltd. ($0.8 million).

	4.	Shiron Satellite Communications (1996) Ltd. ($1.4 million).

	5.	Enbaya Ltd. ($1.4 million).

	6.	Camelot Information Technologies Ltd. ($4.5 million investment and $0.5 million of loan).

	7.	Babylon Ltd. ($0.3 million).

	8.	ElephantX Dot Com LLC ($0.2 million).

(g)	In 2000, the Company made the following investments, aggregating $37 million:

	1.	a $6.2 million investment to acquire a 4.9% interest in Arel Communications and Software Ltd., a leading provider of interactive distance learning systems;

2.

an additional $3.3 million investment in Camelot Information Technologies Ltd. (“Camelot”) (total equity interest is 20.7%, including net indirect equity through Ophirtech Ltd. (“Ophirtech”)), a developer of innovative software solutions to secure organizational communication networks;

	3.	a $2.8 million investment to acquire a 4% interest in BridgeWave Communications Inc., a developer of wireless solutions for cable companies;

4.

an additional $2.75 million investment in Netformx Ltd. (“Netformx”) (net equity interest is 20.2%, including net indirect equity through Trinet Venture Capital Ltd. (“Trinet”) and Ophirtech), a developer of network design tools;

	5.	a $2.75 million investment to acquire a 16.6% interest in Xpert Integrated Systems Ltd., a software and systems integrator specializing in systems security;

6.

an additional $2.2 million investment in Identify Solutions Ltd. (“Identify”) (total equity interest is 6.1%), a developer and marketer of software solutions that improve the availability of business critical software applications;

7.

a $2.2 million investment to acquire a 17% interest in Oblicore Ltd., a provider of a unique solution that enables businesses to track service performance relative to service targets and allocate service resources to maximize their success;

	8.	a $2 million investment to acquire a 0.4% interest in Sonic Foundry Inc., a developer of digital media and Internet software tools, services and systems;

	9.	an additional $1.8 million investment in PowerDsine Ltd. (“PowerDsine”) (total equity interest-10.8%), a leading developer of power supply devices for the telecommunications industry;

	10.	a $1.65 million investment to acquire a 7.6% interest in Modem Art Ltd., a developer of system-on-a-chip solutions for wideband and broadband communication systems;

11.

a $1.25 million investment to acquire a 13% interest in RealM Technologies Ltd. (total equity interest-19.2%, including net indirect equity through Ophirtech), a developer of a network of servers, which will allow the introduction of the next generation of applicable services, while maximizing performance and optimizing bandwidth usage;

	12.	a $1.25 million investment in Star Management of Investments No. II (2000) L.P., a venture capital fund which focuses on investments in communications, Internet, software and medical devices;

	13.	an additional $1.1 million investment in Compugen Ltd. (total equity interest-1.5%), a pioneer in the field of computational genomics and proteomics;

	14.	a $1.1 million investment to acquire a 20% interest in Ampal Cavallo Intervest Fund, a new Korean venture capital fund.

	15.	a $1 million investment to acquire a 0.5% interest in SeraNova, Inc., a provider of E-business services;

16.

a $0.9 million investment to acquire a 20% interest in CUTe Ltd., a designer of intellectual property rights and software modules on key components of the physical layer of wireless telecommunications systems;

	17.	a $0.75 million investment to acquire a 9.5% equity interest in mPrest Technologies Ltd. (formerly WapDWap Ltd), a developer of web-based applications for cellular phones;

18.

an additional $0.6 million investment to maintain its interest in Shiron Satellite Communications (1996) Ltd. (total equity interest-9%), a developer and marketer of two-way multimedia satellite communication products;

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

(h)

In 2000, the Company recorded an $11.1 million loss from impairment of investments attributable to the $3.5 million bank guarantees paid on behalf of M.D.F. Industries Ltd. (“M.D.F.”) and to the impairment in values of the Company’s investments in SmartLight Ltd. ($3 million), Netformx Ltd. ($2.5 million), Qronus Interactive Israel (1994) Ltd. ($1.1 million), Zactus Inc. ($0.5 million) and ContactNOW Inc. ($0.5 million).

Note 3 — Deposits, Notes and Loans Receivable

             Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions.  Deposits have maturities of up to 3 years (see note 6) and notes and loans receivable have maturities of up to 6 years.  At December 31, 2002 and 2001, deposits, notes and loans receivable from related parties were $0.7 million and $1.4 million, respectively, and such balances with others were $10.3 million and $15.8 million, respectively.  The allowance for doubtful notes receivable for 2002 and 2001was $ 3.9 million and $ 2.0 million respectively.

Note 4 — Investments in Marketable Securities

          The Company classifies investments in marketable securities as trading securities or available-for-sale securities:

(a)     Trading Securities

          The cost and market values of trading securities at December 31, 2002 and 2001 are as follows:

	Cost	Unrealized (Losses)	Market Value

(Dollars in thousands)

December 31, 2002
Bonds	$ 1,278	$ (1)	$ 1,277
Equity Securities	14,161	(10,205)	3,956

Total Trading Securities	$ 15,439	$ (10,206)	$ 5,233

December 31, 2001
Bonds	$ 10	$ —	$ 10
Equity Securities	17,311	(7,398)	9,913

Total Trading Securities	$ 17,321	$ (7,398)	$ 9,923

          In the years ended December 31, 2002, 2001 and 2000, the Company recorded $3.3 million, $1.7 million, and $7.8 million of realized and unrealized losses gains respectively, on trading securities in the statements of income (loss).

          During 2002, 2001 and 2000, the Company invested approximately $5.5 million, $0.4 million, and $23.3 million, respectively, in marketable securities, which are classified as trading securities.

(b)     Available-For-Sale Securities

          The cost and market values of available-for-sale securities at December 31, 2002 and 2001 are as follows:

	Cost	Other than temporarily decline	Unrealized Gains (Losses)	Market Value

(Dollars in thousands)

December 31, 2002
Equity Securities	$ 32,243	$ (17,687)	$ (1,176)	$ 13,380

December 31, 2001
Equity Securities	$ 31,743	$ —	$ (1,025)	$ 30,718

Note 5 — Notes and Loans Payable

          Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2008.

          The Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi Le’Israel Ltd. (“Leumi”)in the amount of $37.2 million and $34.9 million as of December 31, 2002, (in connection with its investment in shares of MIRS.  Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described below, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows:  10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008.  Interest will be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008.

          These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the Leumi loan were amended to reflect changes in MIRS’ business.  In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an amount of up to $3.5 million if Motorola Israel does not make the guaranteed payment to the Company on March 31, 2003 as is required by the terms of the agreement under which the Company purchased its interest in MIRS from Motorola Israel.  In addition, Leumi will have recourse to the Company for another $0.5 million beginning in 2006 in relation to the Company’s repayment obligations under the loan. The Company anticipates that similar amendments will be required in the Hapoalim loan.  In the event that any such amendments are made to the Hapoalim loan, the terms of the security provided by the Company under that loan may also be changed.  Any such changes may result in the Company also directly guaranteeing part of this loan.

          At December 31, 2002 and 2001, notes and loans payable include $12.7 million and $14.1 million of loans, respectively, attributed to Am-Hal . The loans are dollar linked, mature through 2003 and have interest rates of zero to LIBOR plus 1%. The loans are secured by a lien on Am-Hal’s properties.

          The weighted average interest rates on the balances of short-term borrowings at year-end are as follows:  4.03% on $39.8 million and 3.23% on $31.1 million in 2002 and 2001, respectively.

Note 6 — Debentures

          Debentures outstanding at December 31 consist of:

	As of December 31,

	2002	2001

	(Dollars in thousands)
Ampal:
Fifteen Year 11% Discount Debenture, maturing 2003	$ 17,428	$ 18,016
Ampal Development (Israel) Ltd.:
Series with interest rate of 6.2% , linked to the Consumer Price Index in Israel maturing 2003-2005, secured by pledge on assets of $5.6 million and $7.5 million, respectively	5,443	7,268

	22,871	25,284
Less: Unamortized discounts	325	2,188

Total	$ 22,546	$ 23,096

Ampal Development, a wholly – owned subsidiary of the Company, issued debentures which are publicly traded on the TASE. An aggregate of approximately $5.4 million of these debentures were outstanding as of December 31, 2002. Ampal Development has deposited funds with Bank Hapoalim sufficient to pay all principal and interest on these debentures.

          Maturities (including required obligations) for the three years ending December 31 would be:

2003	$ 19,214
2004	1,786
2005	1,871

$ 22,871

Note 7 — Accounts payable accrued expenses and others

          The balance of “Accounts payable, accrued and others” as of December 31, 2002 is composed of the following: $48.7 million in respect of deposits from tenants of retirement centers for senior citizens (2001 - $47.0 million), $16.1 million with respect to deferred tax liability (2001 - $19.5 million), $ 6.7 million in respect of minority interest (2001 - $5.7 million), $2.5 million with respect to accrued interest (2001 - $3.6 million) and $3.7 in respect of excess of share in losses of associated company over the investment therein (2001 - $2.4 million) and $9.0 payable amounts to others (2001 - $ 8.5 million).

Note 8 — Shareholders’ Equity

Capital Stock

          The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively.  At December 31, 2002, a total of 5,283,947 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 2,852,000 options.

          The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis.  Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

                    (i)          up to 4% on Class A Stock, then

                    (ii)          on 4% Preferred Stock and Class A Stock ratably.

          Preferred shares are non-voting, unless dividends are in arrears for three successive years.  At December 31, 2002, there are no dividend in arrears.

Retained Earnings

          At December 31, 2002, retained earnings include $15.1 million for affiliates accounted for by the equity method, of which $10.0 million and an additional $47.3 million from subsidiaries is not available for the payment of dividends.  In most cases, this results from Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

Note 9 — Stock Options

          In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years.
As of December 31, 2002, 204,500 options of the 1998 Plan are outstanding.

          On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2002 2,647,500 options of the 2000 Plan are outstanding.

          The options granted under the 1998 Plan and the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the “Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, “restricted stock,” “dividend equivalent awards,” which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the plants were granted either at market value or above.

          Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. On April 25, 2002, the controlling shareholder of the Company, Rebar Financial Corp. sold all of its stock in the Company to Y.M. Noy Investments Ltd.. Accordingly, all options granted but unvested under the Plans were immediately exercisable.

          As of December 31, 2002, 1,548,000 options under both plans are available for future grant.

          Transactions under both Stock Option Plans were as follows:

	Year Ended December 31, 2002

		Weighted Average

	Options	Exercise Price

	(In thousands, except per share data)

Outstanding at beginning of year	2,815	$ 23.03
Granted	1,298	$ 3.12
Exercised	(329)	$ 6.00
Forfeited/Expired	(932)	$ 26.33

Outstanding at end of year	2,852	$ 14.77

Exercisable at end of year	1,630	$ 23.51

Weighted average fair value of options granted		$ 1.62

	Year Ended December 31, 2001

		Weighted Average

	Options	Exercise Price

	(In thousands, except per share data)

Outstanding at beginning of year	3,161	$ 24.43
Granted	205	$ 5.94
Exercised	—	$ —
Forfeited/Expired	(551)	$ 24.72

Outstanding at end of year	2,815	$ 23.03

Exercisable at end of year	912	$ 16.78

Weighted average fair value of options granted		$ 3.51

	Year Ended December 31, 2000

		Weighted Average

	Options	Exercise Price

	(In thousands, except per share data)

Outstanding at beginning of year	762	$ 8.55
Granted	2,972	$ 25.48
Exercised	(511)	$ 8.59
Forfeited/Expired	(62)	$ 10.00

Outstanding at end of year	3,161	$ 24.43

Exercisable at end of year	884	$ 20.09

Weighted average fair value of options granted		$ 6.94

Note 9 — Stock Options – Continued

          The 2,852,000 options outstanding as of December 31, 2002 have exercise prices between $3.12 and $32 with a weighted average exercise price of $14.77 and a weighted average remaining contractual life of 8.4 years. Of these 2,852,000 options, 1,630,000 are exercisable as of December 31, 2002; their weighted average exercise price is $23.51.

          The 2,815,000 options outstanding as of December 31, 2001 had exercise prices between $5.94 and $32 with a weighted average exercise price of $23.03 and a weighted average remaining contractual life of 4.8 years.  Of these 2,815,000 options, 912,000 are exercisable as of December 31, 2001; their weighted average exercise price is $16.78.

Note 10 – Earnings (Loss) Per Class A Share

          In accordance with SFAS No. 128 “Earnings Per Share”, net earnings per Class A share (“basic EPS”) were computed by dividing net earnings by the weighted average number of Class A shares outstanding and excluded any potential dilution.  Net earnings per Class A share amounts, assuming dilution (“diluted EPS”) were computed by reflecting potential dilution from the conversion of the 4% and 6½% Preferred Stocks into Class A Stock and the exercise of stock options.  SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

          A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 2002

	Income (Loss)		Shares	Per Share Amounts

	(In thousands, except per share data)

Basic and diluted EPS:
Net (loss) attributable to Class A Stock	$ (44,265	)(1)	19,538	$ (2.27)

	Year Ended December 31, 2001

	Income (Loss)		Shares	Per Share Amounts

	(In thousands, except per share data)

Basic and diluted EPS:
Net (loss) attributable to Class A Stock	$ (7,201	)(1)	19,184	$ (0.38)

	Year Ended December 31, 2000

	Income (Loss)		Shares	Per Share Amounts

	(In thousands, except per share data)

Basic EPS:
Net income attributable to Class A Stock	$ 579	(1)	18,916	$ 0.03

Effect of Dilutive Securities:
Exercise of stock options			141

Diluted EPS:
Net income attributable to Class A Stock	$ 579		19,057	$ 0.03

(1)	After deduction of Preferred Stock dividends of $218, $227 and $234 in 2002, 2001 and 2000 respectively.
(2)	In 2002 and 2001, the conversion of the 4% and 6½% Preferred Stocks was excluded from the diluted EPS calculation due to the antidilutive effect.

          Options to purchase 2,852,000, 2,815,000 and 3,161,000 shares of common stock were outstanding as of December 31, 2002, 2001 and 2000, respectively, of which 2,852,000, 2,815,000 and 2,957,000 options were not included in the computation of diluted EPS because of their anti-dilutive effect.

Note 11 — Income Taxes

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
The components of current and deferred income tax expense (benefit) are:
Current:
State and local	$ —	$ 1,038	$ —
Federal	—	500	(2,737)
Foreign	274	409	229
Deferred:
State and local	(22)	343	14
Federal	(4,687)	(3,368)	3,295
Foreign	6,214	(3,459)	(2,994)

Total	$ 1,779	$ (4,537)	$ (2,193)

The components of deferred income tax expense (benefit) are:
Unrealized (losses)	$ (467)	$ (1,619)	$ (4,750)
Cost basis adjustment	1,547	1,593	1,593
Equity in earnings (losses) of affiliates	(3,337)	(7,260)	894
Loss from impairment of investments	(11,616)	(1,454)	—
Net operating loss carryforwards	(4,456)	(71)	813
Deferred income	2,221	1,598	1,840
Valuation Allowance (*)	17,614
Other	(1)	729	(75)

Total	$ 1,505	$ (6,484)	$ 315

The domestic and foreign components of (loss) income before income taxes are:
Domestic	$ (7,150)	$ 5,106	$ (2,496)
Foreign	(35,118)	(16,617)	1,116

Total	$ (42,268)	$ (11,511)	$ (1,380)

A reconciliation of income taxes between the statutory and effective tax is as follows:
Federal income tax (benefit) at 34%, 35% and 35%	$ (14,371)	$ (4,029)	$ (483)
Taxes on foreign income (below) U.S. rate, net of tax credits	(1,181)	(1,386)	(1,614)
State and local taxes net of federal effect	—	898	—
Unbenefitted losses and impairment of investments *	17,614
Other	(283)	(20)	(96)

Total effective tax: (4%), 39%,and 159%	$ 1,779	$ (4,537)	$ (2,193)

*

Valuation allowance is composed of tax benefits on foreign net operating loss carryforwards of $6.6 million, realized and unrealized loss of investment in securities of $6.3 million and of loss from impairment of investment of $4.7 million.

As of December 31, 2002, the Company has U.S. federal net operating loss carryforwards of approximately $32 million that will expire in the years 2020 through 2022. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

          Other assets include approximately $5.6 million ($11million in 2001) of deferred tax assets which primarily represent the tax benefit of the temporary differences between the carrying values of the investments in the financial statements and their income tax bases and a $10.9  million asset ($6.5 million in 2001) representing a tax benefit with respect to the net operating loss carryforwards.  Accounts and income taxes payable and accrued expenses include approximately $16.1million ($19.5 million in 2001) of deferred tax liability which primarily consists of tax liability provided on undistributed earnings of affiliates of approximately $6.3 million ($13.7 million in 2001).

Note 12 — Investments in Affiliates

          The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,

	2002	2001	2000

Bay Heart Limited (a)	37	37	37
Carmel Containers Systems Limited	21.8	21.8	21.8
Coral World International Limited	50	50	50
CUTe Ltd	20	20	—
Epsilon Investment House Ltd.	20	20	20
Granite Hacarmel Investments Limited (“Granite”)	20.4	20.2	20.2
Hod Hasharon Sport Center (1992) Limited Partnership	50	50	50
Ophir Holdings Ltd.	42.5	42.5	42.5
Ophirtech Ltd.	42.5	42.5	42.5
Renaissance Investment Company Ltd.	20	20	20
Trinet Investment in High-Tech Ltd.	37.5	37.5	37.5
Trinet Venture Capital Ltd.(b) (c)	50	50	50

          Combined summarized financial information for the above companies is as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenues	$ 718,831	$ 724,220	$ 843,152
Gross profit	174,404	158,057	183,680
Net income (loss)	(6,338)	12,452	36,799

Property and equipment	$ 344,573	$ 353,122	$ 266,123
Other assets	563,359	598,370	668,750

Total assets	$ 907,932	$ 951,492	$ 934,873

Total liabilities, including bank borrowings	$ 718,295	$ 730,513	$ 635,873

(a)	At December 31, 2002, 2001 and 2000, the Company had a note receivable from Bay Heart Limited in the amount of $0.4 million.

(b)	At December 31, 2001 and 2000, the Company had a non-interest bearing note receivable from Trinet Venture Capital Ltd. in the amount of $2.3 million and $2.5 million, respectively.

(c)

On December 31, 2001, the Company acquired 50% of the holdings of Trinet Venture Capital Ltd (“Trinet”) in Smart Link Ltd., Peptor Ltd and Netformx Ltd  for consideration of Capital notes, in the total amount of $ 2.3 million.

The carrying value of the Company’s investments in shares of its publicly traded affiliates at December 31, 2002, amounted to $28.1 million and had a market value of $38.4 million, based upon quoted market prices of shares traded on the American Stock Exchange and the Tel Aviv Stock Exchange.  There is no assurance that any of these investments could be realized at the quoted market price.

Note 13 – Other Income.

          Other revenues for the years ended December 31, 2002, 2001 and 2000 include accrual of guaranteed payments from Motorola relating to the investment in MIRS of $ 7.1 million, $7.1 million   and $ 3.8 million respectively. In the year ended December 31, 2000, it includes also dividends received from MIRS amounting to $ 1.6 million.

Note 14 — Segment Information

          SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  Segment information presented below results primarily from operations in Israel.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenues:
Finance	$ 10,543	$ 11,283	$ 16,512
Real estate income	7,871	18,872	9,981
Leisure-time	1,724	1,885	1,816
Intercompany adjustments	(72)	(804)	(488)

Total	$ 20,066	$ 31,236	$ 27,821

Equity in Earnings of Affiliates:
Finance(b)	$ 54	$ 1,354	$ 2,745
Real estate rental(b)	(533)	(481)	2,915
Leisure-time(a)	570	1,486	1,418

Total	$ 91	$ 2,359	$ 7,078

Interest Income:
Finance	$ 994	$ 1,293	$ 1,694
Real estate rental	—	95	—
Intercompany adjustments	(32)	(146)	(488)

Total	$ 962	$ 1,242	$ 1,206

Interest Expense:
Finance	$ 7,658	$ 10,385	$ 10,998
Real estate rental	761	1,591	2,732
Leisure-time	264	112	75
Intercompany adjustments	(30)	(145)	(488)

Total	$ 8,653	$ 11,943	$ 13,317

Pretax Operating (Loss) Income:
Finance	$ (37,448)	$ (17,709)	$ (12,647)
Real estate rental	(549)	7,942	(1,933)
Leisure-time	(71)	204	197

Total	$ (38,068)	$ (9,563)	$ (14,383)

Income Tax (Benefit) Expense:
Finance	$ 1,591	$ (7,889)	$ (2,246)
Real estate rental	153	3,261	42
Leisure-time	35	91	11

Total	$ 1,779	$ (4,537)	$ (2,193)

Total Assets for year end:
Finance	$ 243,031	$ 300,234	$ 324,593
Real estate rental	69,196	73,596	125,017
Leisure-time	14,986	14,511	13,708
Intercompany adjustments	(3,514)	(4,508)	(16,690)

Total	$ 323,699	$ 383,833	$ 446,628

Note 14 — Segment Information — Continued

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Investments in Affiliates for year end:
Finance(b)	$ 2,431	$ 1,884	$ 11,757
Real estate rental(b)	1,337	14,295	24,453
Leisure-time(a)	12,573	12,314	11,187

Total	$ 16,341	$ 28,493	$ 47,397

Capital Expenditures:
Finance	$ 52	$ 214	$ 733
Real estate rental	899	1,769	15,893
Leisure-time	455	197	136

Total	$ 1,406	$ 2,180	$ 16,762

Depreciation and Amortization:
Finance	$ 1,951	$ 1,805	$ 1,663
Real estate rental	(10)	640	1,253
Leisure-time	95	100	115

Total	$ 2,036	$ 2,545	$ 3,031

          Corporate office expense is principally applicable to the financing operation and has been charged to that segment above.  Revenues and pretax operating (loss) income above exclude equity in (losses) earnings of affiliates and minority interests.  Investment in affiliates and equity in earnings of affiliates only includes the investment and equity in earnings of those affiliates whose operations are represented by the Company’s segments.

          (a)     Operations in Australia, Israel and the United States.

          (b)     Operations in Israel.

          The real estate rental segment consists of rental property owned in Israel and the United States leased to related and unrelated parties. The leisure-time segment consists Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the Company’s 51%-owned subsidiary located in Israel).

Note 15 — Disclosures about Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)     Cash and Cash Equivalents

          For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value (see Note 1(j)).

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

	Year Ended December 31,

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets:

Cash and cash equivalents	$ 1,557	$ 1,557	$ 7,973	$ 7,973
Deposits, notes and loans receivable	10,962	11,284	17,172	16,957
Investments	18,612	18,612	40,641	40,641

	$ 31,131	$ 31,453	$ 65,786	$ 65,571

Financial liabilities:

Notes and loans payable	$ 114,257	$ 118,863	$ 122,805	$ 132,167
Debentures outstanding	22,546	23,169	21,560	20,742

	$ 136,803	$ 142,032	$ 144,365	$ 152,909

Note 16— Commitments and Contingencies

          (a)     The combined minimum annual lease payments on Ampal’s corporate offices and Country Club Kfar Saba, in 2002 were $ 0.2 million.  In the years 2003-2007, the combined annual lease payments on those premises, without giving effect to future escalations, will be in an aggregate amount of $ 1.3 million, and thereafter, an amount totaling $ 5 million. The lease of the corporate offices expires in 2009 and the Kfar Saba lease expires in 2037.

          (b)     AM-Hal provided a lien to Bank Hapoalim on AM- Hal properties in Rishon – Le Zion and Hod Hashron to guarantee a loan of $12.7 million.

          (c)     The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $15.3 million as follows:

(1)	The Company provided a $4.8 million guarantee to AM – Hal tenants .

(2)	The Company provided a $5.7 million guarantee on indebtness incurred by Bay Heart.

(3)

The Company provided a $4 million guarantee to Leumi with respect to the MIRS loan ($3.5 million if Motorola (Israel) Ltd. does not make a guaranteed payment to the Company in March 2003 and $0.5 million beginning in 2006 with respect to the Company’s repayment obligation under the loan).

(4)	The Company provided a $0.8 million guarantee to Galha (1960) Ltd, for the payment of the Company’s subsidiary of a final judgment, if entered against the Company’s subsidiary.

          (d)     At December 31, 2002, the Company had in place unused lines of credit in the aggregate amount of $ 5.1 million.

          (e)     The Company made a commitment to invest $3.2 million in Star II (2000 L.P.).

          (f)     In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by the Company for approximately $700,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value (which is a nominal amount), on the alleged grounds that the perpetual debentures are debt and not equity investments. It is the Company’s view that its investments in these companies, which were made in the 1950’s, are equity investments and are not subject to redemption by these companies, other than upon liquidation.

          On July 27, 1998, a Tel Aviv District Court ruled in favor of Yakhin Hakal, the manager and co-owner of the Company’s 50%-owned affiliates Etz Vanir and Yakhin Mataim.  The judge’s decision allows Etz Vanir and Yakhin Mataim to redeem debentures owned by the Company for approximately $800,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value.  After the redemption and surrender, the Company will no longer have any interest in Etz Vanir or Yakhin Mataim.

          On October 15, 1998, the Company filed an appeal with the Israeli Supreme Court in Jerusalem. On September 30, 2001, the Supreme Court dismissed the appeal filed by the Company, on the grounds that the Company failed to timely produce a guarantee to cover Yakhin Hakal’s expenses in the appeal. On November 1, 2001, the Company filed a petition to the Israeli Supreme Court, contending that the dismissal of an appeal due to a delay in producing guarantees as part of the appeal is unreasonable and that the law allowing this should be changed. The petition was withdrawn by the Company on October 6, 2002.

          On December 30, 2001, the Company filed a motion to allow it to file a new appeal in this case. The Supreme Court dismissed the motion on September 10, 2002.

          On October 12, 2001, the Company filed a request with the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir’s and Yakhin Mataim’s decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim. On January 28, 2002, the Tel Aviv  District Court dismissed the request. On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court and the appeal is scheduled to be heard on April 9 ,2003.
As of the date hereof, the Company cannot predict the outcome of these proceedings.

          (g)     In February 2000, a petition was filed against Sonol, a wholly-owned subsidiary of Granite, Paz Oil Company Ltd. and Delek, the Israeli Fuel Company Ltd., in the Jerusalem District Court to allow a class action suit regarding fixing the retail price of diesel fuel. The lawsuit, if certified as a class action, will be in the amount of NIS 249.6 million ($53 million).  Sonol’s share is NIS 58.6 million ($12 million).  Sonol denies the claim and, based on legal advice, Sonol’s management has concluded that there is a reasonable chance that the suit will not be certified as a class action.

          (h)     In May 2001, a claim was filed in the Jerusalem District Court against Sonol, its subsidiary company, Sprint Motors Ltd., and four unrelated fuel companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal “service charge” over a period of many years.  The plaintiffs have requested the court to recognize their claim as a class action.  The amount of the claim is NIS 5.30 however, should the court certify the class action, it will total approximately NIS 404 million ($85 million).  From the claim, it is not clear as to what is Sonol’s and its subsidiary’s share of this amount.  Granite’s management and its legal counsel have advised the Company  that it is unlikely that the claim will be certified as a class action.

          (i)     In June 2001, a claim was filed by customers against Supergas (Granite’s wholly-owned consolidated subsidiary), alleging that the defendant made illegal periodic charges to its customers.  The plaintiff applied to the Tel Aviv District Court to recognize the claim as a class action in a total amount of NIS 133 million ($28 million).  Supergas’s management, based on legal advice, is of the opinion that it is more likely than not that Supergas will prevail in this case.

          (j)     Three claims were lodged against Granite’s formerly affiliated company and its past shareholders, which included Sonol, in the Haifa District Court.  The total amount of the claims is approximately NIS 65 million ($14 million). The plaintiff’s allegations concern the sale of fuel products pursuant to restrictive trade practices among the fuel companies and their affiliates. In the opinion of Sonol’s legal counsel and the formerly affiliated company, the companies have a sound defense against the claims.

          (k)     In 1999, Sonol filed a claim against one of its agencies for approximately NIS 40 million (approximately $8 million) in the Tel Aviv District Court, on account of an unpaid debt and damages caused to Sonol, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol’s competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS 62 million (approximately $13 million), stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.  In the opinion of Sonol’s management, based primarily on the opinion of Sonol’s legal counsel, the prospects of Sonol’s claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for damages on account of the violation of the agency agreement, such amount is subject to deliberation by the court.  Regarding the prospects of the agency’s counterclaim, Sonol’s legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement.  Should the claim of a restrictive agreement be rejected by the court, the prospects of the counterclaim will not be favorable.  Currently, the dispute has been referred to mediation which was unsuccessful.

          (l)      A class action was filed in april 1999 and was certified by the Tel-Aviv District Court against Supergas and four other gas companies for a declaratory judgment regarding the responsibility of the gas companies to refund to their customers payments which were paid for periodic examinations which were not performed.  Supergas filed for permission to appeal this decision to the Israeli Supreme Court.  In the opinion of the company’s management, Supergas has recorded an adequate provision in its books for any potential exposure.

          (m)     In arbitration between the Israeli Fuel Authority and the organization of the owners of fuel stations, the arbitrator ordered the Fuel Authority to reimburse the fuel- stations owner's for depreciation on their investments in stations.  The Arbitrator's Order was approved by the District Court.  The Fuel Authority demanded that the fuel companies pay such payments. As a result of the arbitration, twenty five third-party claims were filed against Sonol (a subsidiary of Granite), in the total amount of NIS 43 million ($9 million).  All of the claims were dismissed in October 2002.  An appeal was filed to the Supreme Court.  Sonol's legal counsel believes that it is not likely that the appeal will be granted.

          (n)     On December 2, 1997, Kaniel, the Israeli Company for Tin Containers Ltd. (“Kaniel”) filed a suit against the Company in the Tel Aviv District Court, in the amount of NIS 3,623,058 ($0.8 million). The suit relates to eight loans given to Kaniel by the Company in 1984. Kaniel claimed that the Company's actions in connection with the loans were forbidden under the Israeli Interest Law. On November 24, 2002, the Tel Aviv District Court dismissed the claim.

          (o)     A petition to certify a class action against MIRS in the amount of NIS 170 million ($36 million) was filed in the Tel Aviv District Court in September 2001.  The claim is in connection with the change in MIRS tariffs resulting from the implementation of MIRS own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code.  As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS's previous dialing prefix.  MIRS' management estimates the maximum exposure to be substantially less than the amount claimed.

          (p)     A petition to certify a class action against MIRS and the other three cellular operators in Israel in the total amount of NIS 600 million ($127 million) was filed in the Tel Aviv District Court in May 2002.  The claim involves the inter-connect fees that were collected from the customers of the other operators with regard to phone calls that were made to voice recorder applications through the cellular operators' dialing numbers.  At this stage, the Company cannot estimate the impact this claim will have on it.

          (q)     The Israeli Income Tax Authority conducted a review of Am-Hal Ltd., the Company's wholly-owned subsidiary, in 2000 and 2001.  Following the review, the Income Tax Authority assessed Am-Hal for additional taxes for the years 1995-1999.  Am-Hal disputed the assessment and filed an appeal, based on its disagreement with the Income Tax Authority concerning the proper methodology for calculating nursing home revenues.  In January 2003, AM-Hal and the Tax Authority reached an agreement that was approved as a Court ruling pursuant to which income in the aggregate amount of approximately $1.4 million will be added for the years 1995 – 1999. The financial statements fully reflect the impact of this increased income reported for tax purposes.

          (r)     In May 2002, the Israeli Income Tax Authority issued an assessment to Ampal (Israel) Ltd., the Company's wholly-owned subsidiary, for payment of approximately NIS 34 million ( $7,177,538) for the tax years 1997-2000. Ampal (Israel) filed an appeal regarding this assessment and that it is reasonably possible that the appeal will be granted.  In addition, the Company has previously established a reserve in the amount of NIS 10 million ($2,111,040) in connection with potential tax liabilities for these tax years.

          (s)     On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 8.9 million ($1.9 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down.  Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4.0 million ($8.4 million) if a final judgment against the Company will be given. At this stage, the Company cannot estimate the impact this claim will have on it.

          (t)     Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company. Based upon the opinions of legal counsel, the Company's management believes that all provisions made are sufficient.

Note 17 – Subsequent Events

          In January 2003, the Company entered into an agreement for the sale of its holdings in Carmel Containers Systems Ltd., a packaging manufacturer based in Israel (“Carmel”), for approximately $3.5 million.  The sale of Ampal's shares of Carmel is contingent upon Carmel's acquisition of another packaging company, Best Carton Ltd., as well as obtaining other legal authorizations and regulatory approvals.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

          The following table sets forth certain information regarding Ampal's directors and executive officers as of March 9, 2003:

Name	Position

Yosef A. Maiman	Chairman of the Board of Directors and Director
Jack Bigio (1)	President, Chief Executive Officer and Director
Leo Malamud(1)	Director
Michael Arnon(2) (3)	Director
Dr. Joseph Yerushalmi(1)	Director
Yehuda Karni(1) (2) (3)	Director
Eitan Haber(2) (3)	Director
Shlomo Shalev	Senior Vice President-Investments
Dafna Sharir	Senior Vice President-Investments
Irit Eluz	CFO, Vice President - Finance and Treasurer
Yoram Firon	Vice President-Investments and Corporate Affairs and Secretary
Amit Mantzur	Vice President-Investments
Giora Bar-Nir	Controller
Alla Kanter	Vice President-Accounting

          The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1)

Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2)	Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors' fees and related matters. Mr. Arnon is the Chairman of the Audit Committee.

(3)	Member of the Stock Option and Compensation Committee

(4)	Mr. Mantzur was appointed Vice President – Investments of Ampal on March 24, 2003.

          In 2002, the Board of Directors met eight times and acted once by written consent; the Executive Committee did not meet and did not act by written consent; and the Audit Committee met six times and did not act by written consent. The Stock Option and Compensation Committee met two times and did not act by written consent and the Stock Option Committee, the predecessor committee to the Stock Option and Compensation Committee, met once during the fiscal year and did not act by written consent. All directors attended more than 75% of the aggregate of (1) the total number of Board of Directors' meetings held during the period in 2002 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2002 (during the period of such service).

          The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

          YOSEF A. MAIMAN, 57, has been the Chairman of the Board of Ampal since April 25, 2002.  Mr. Maiman has been President and Chief Executive Officer of Merhav Mnf. Ltd. (“Merhav”), one of the largest international project development companies based in Israel, since its founding in 1975.  Mr. Maiman is also the Chairman of the Board of Directors of Channel Ten, a commercial television station in Israel, a director of Eltek, Ltd. (“Eltek”), a developer and manufacturer of printed circuit boards, a member of the Board of Directors of the Middle East Task Force of the New York Council on Foreign Relations and Honorary Consul to Israel from Peru. Mr. Maiman is also member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

          JACK BIGIO, 37, has been the President and Chief Executive Officer of Ampal since April 25, 2002, and a director of Ampal since March 2002.  From 1998 until April 2002, Mr. Bigio held various officer positions at Merhav, most recently as the Senior Vice President - Operations and Finance.  Mr. Bigio is also a director of Eltek.  He has been a director of Ampal since March 6, 2002.

          LEO MALAMUD, 51,  has been a director of Ampal since March 2002.  Since 1996, Mr. Malamud was the Senior Vice President of Merhav.  Mr. Malamud is also a director of Eltek.  He has been a director of Ampal since March 6, 2002.

          MICHAEL ARNON, 77, was Chairman of the Board of Directors of Ampal from November 1990 until July 1994, when he retired.  Mr. Arnon has been a director of Ampal since 1986.  From July 1986 until November 1990, Mr. Arnon was President and Chief Executive Officer of Ampal.

          Dr. JOSEPH YERUSHALMI, 65, has been Senior Vice President - Head of Energy and Infrastructure Projects of Merhav since 1995.  He has been a director of Ampal since August 16, 2002.

          YEHUDA KARNI, 74, was a senior partner in the law firm of Firon Karni Sarov & Firon, from 1961 until his retirement in 2000.  He has been a director of Ampal since August 16, 2002.

          EITAN HABER, 63, was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin, from July 1993 until November 1995.  Since 1996, Mr. Haber has been the President and Chief Executive Officer of Geopol Ltd., which represents the Korean conglomerate Samsung in Israel and the Middle East; Kavim Ltd., a production and project development company; and Adar Real Estate Ltd., a real estate company.  Mr. Haber is also a member of various non-profit organizations.  He has been a director of Ampal since August 16, 2002.

          SHLOMO SHALEV, 41, has been Senior Vice President - Investments since May 2002.  From August 1997 through April 2002, Mr. Shalev was Vice President in Ampal Industries (Israel) Ltd, a wholly owned subsidiary of the Company.  From August 1994 through July 1997, Mr. Shalev was the Israeli Consul for Economic Affairs in the northwest region of the Unites States.

          DAFNA SHARIR, 34, has been Senior Vice President - Investments since May 2002.  From March 1999 through April 2002, Ms. Sharir was a Director of Mergers and Acquisitions of Amdocs Limited.  From July 1998 through February 1999, Ms. Sharir was an international tax consultant at Kost Forer & Gabay, a member of Ernst & Young International.

          IRIT ELUZ, 36, has been the Chief Financial Officer, Vice President - Finance and Treasurer since May 2002.  From January 2000 through April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav.  From June 1995 through December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

          YORAM  FIRON, 34, has been Secretary and Vice President - Investments and Corporate Affairs since May 2002.  During the preceding five years, Mr. Firon was a Vice President of Merhav and a partner in the law firm of Firon Karni Sarov & Firon.

          AMIT MANTSUR, 33, has been Vice President – Investments since March 2003. From September 2000 through December 2002, Mr. Mantsur served at Alrov Group as Strategy & Business Development Manager.  From February 1997 through September 2000, Mr. Mantsur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

          GIORA BAR-NIR, 46, has been the Controller since March 2002.  During the preceding five years, Mr. Bar-Nir was the Controller of the Israeli subsidiaries of Ampal.

          ALLA KANTER, 45, has been Vice President-Accounting since September 1995.  Ms. Kanter was the Controller from August 1990 until March 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal's executive officers and directors, and persons who own more than 10% of a registered class of Ampal's equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Class A Stock of Ampal.

          Nitsan Yanovski, the Vice President - Business Development of Ampal from May 21, 2002 until his retirement at December 31, 2002, did not file a Form 3 reporting his initial beneficial ownership of equity securities of Ampal nor did he file a Form 4 reporting the grant of stock options by Ampal to him on August 16, 2002.  Each of Giora Bar-Nir, Shlomo Shalev, Dafna Sharir and Yoram Firon did not timely file a Form 3 reporting their respective initial beneficial ownership of equity securities of Ampal.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

          The table below presents information regarding remuneration paid or accrued for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 2002, 2001 and 2000.

					Annual Compensation

Name and Principal Position	Year	Salaries		Bonus	Other Annual Compensation(10)	Long-Term Compensation Awards Number of Securities Underlying Options (11)		All Other Compensation(16)

		$		$	$			$
Yosef A. Maiman(1)
Chairman of the Board	2002	324,376		—	15,765	250,000		410
Jack Bigio (2)
President and CEO	2002	280,130	(8)	—	43,498	150,000		40,740
Nitsan Yanovski (3)	2002	194,975		77,712	27,526	78,500		98,711
(Former Vice President –	2001	142,691		75,634	17,984	20,000	(15)	34,329
Business	2000	132,187		60,000	13,048	495,000	(15)	93,237
Development)
Shlomo Shalev (4)	2002	149,225		63,240	27,815	90,000		37,279
Senior Vice President	2001	143,093		61,406	17,408	20,000		36,137
Investments	2000	146,873		65,000	14,178	545,000		39,300
Alla Kanter (5)	2002	133,598		11,105		78,500		18,757
(Vice President-	2001	133,538		11,105		15,000	(14)	18,138
Accounting and	2000	126,036		10,476		15,000	(14)	17,007
Controller)
Raz Steinmetz (6)	2002	82,993		—	9,792			189,707	(9)
(Former CEO and	2001	318,344		98,459	24,859	30,000	(12)	74,997
President)	2000	175,369		49,822	20,555	655,000	(12)	51,644
Shlomo Meichor(7)	2002	170,525		48,427	28,784			49,514
(FormerVice President-	2001	169,567		53,578	15,205	24,000	(13)	51,110
Finance and Treasurer)	2000	156,150		44,056	14,849	374,000	(13)	46,281

(1)	Mr. Maiman has been employed by Ampal since April 25, 2002 as Chairman of the Board. Mr. Maiman is entitled to receive a base salary of $420,000 (payable in NIS) per annum (plus benefits).

(2)	Mr. Bigio has been employed by Ampal since April 25, 2002 as President and CEO. Mr. Bigio is entitled to receive a base salary of $250,000 (payable in NIS) per annum (plus benefits).

(3)	Mr. Yanovski was appointed Vice President Business Development since May 21, 2002. Mr. Yanovski retired from Ampal on December 31, 2002 (the amounts include salary for an additional three months).

(4)	Mr. Shalev was appointed Senior Vice President of Investments since May 21, 2002. Mr. Shalev is entitled to receive a base salary of $150,000 (payable in NIS) per annum (plus benefits).

(5)	Ms. Kanter has been Vice President – Accounting of Ampal since September 1995 and Controller of Ampal since August 1990.

(6)

Mr. Steinmetz was employed by Ampal since January 1, 1997 untill April 25 ,2002 and was appointed CEO and President effective July 1, 1999.  Mr. Steinmetz was entitled to receive a base salary of $250,000 (payable in NIS) per annum (plus benefits).  Mr. Steinmetz resigned from all positions he held in Ampal on April 25, 2002.

(7)

Mr. Meichor had been employed by Ampal since March 1, 1998, and served as Vice President-Finance and Treasurer of Ampal from April 1, 1998 until May 21, 2002.  Mr. Meichor receives a base salary of $164,000 per annum, adjusted annually in accordance with the United States Consumer Price Index (payable in NIS) plus benefits and use of a car. Based on his agreement with Ampal, Mr. Meichor received an additional 8 months of salary (2 months notice and 6 months as the result of a change in control of Ampal).  Mr. Meichor ceased to receive additional salary from Ampal on January 19, 2003.

(8)	Including $86,481 payment advance that have been returned on February 1, 2003.

(9)	Consists of payment for accrued vacation.

(10)	Consists of amounts reimbursed for the payment of taxes.

(11)	Represents the number of shares of Class A Stock underlying options granted to the named executive officers.

(12)	Expired on April 25, 2002.

(13)	Expired on January 26, 2003.

(14)	Expired on February 20, 2003.

(15)	Expired on January 7, 2003.

(16)	Comprised of Ampal (Israel)'s contribution pursuant to: (i) Ampal (Israel)'s pension plan, (ii) Ampal's (Israel)'s education fund, (iii) use of car and (iv) use of automobile.

Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)

Name			Exercisable	Unexercisable

Yosef A. Maiman	—	—	15,625	234,375
Jack Bigio	—	—	9,375	140,625
Nitsan Yanovski	40,000	$240,000	499,906	73,594
Shlomo Shalev	40,000	$240,000	550,625	84,375
Alla Kanter	30,000	$180,000	19,906	73,594
Raz Steinmetz	60,000	$360,000	—	—
Shlomo Meichor	48,000	$288,000	372,000	—

(1)

This table represents the total number of shares of Class A Stock subject to stock options held by each of the named executive officers as of December 31, 2002.  None of the outstanding options are in-the-money.

Option Grants In Last Fiscal Year

          The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our named executive officers during fiscal year 2002:

Annual Compensation

Name	Option Plan	Number of Securities Underlying Option Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term

							5%	10%

Yosef A. Maiman	2000	250,000	19%	$3.12	$3.12	08-15-12	$490,538	$1,234,119
Jack Bigio	2000	150,000	12%	$3.12	$3.12	08-15-12	$294,323	$745,871
Nitsan Yanovski	2000	78,500	6%	$3.12	$3.12	08-15-12	$154,029	$390,339
Shlomo Shalev	2000	90,000	7%	$3.12	$3.12	08-15-12	$176,594	$447,523
Alla Kanter	2000	78,500	6%	$3.12	$3.12	08-15-12	$154,029	$390,339

Other Benefits

          Ampal maintains a money purchase pension plan (“Pension Plan”) for its eligible employees. Eligible employees are all full-time employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Ampal's contribution is equal to 7% of each employee's compensation plus 5.7% of the compensation in excess of the Social Security taxable wage base for that year.

          Employees become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

Years of Service	Vested Percentage

less than 2 years	0%
2 but less than 3 years	20%
3 but less than 4 years	40%
4 but less than 5 years	60%
5 but less than 6 years	80%
6 or more years	100%

          Benefits under the Pension Plan are paid in a lump sum, in an annuity form or in installments.

          Ampal maintains a savings plan (the “Savings Plan”) for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k)savings account in 2002 was limited under the Code to $11,000. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee's contribution up to a maximum of 3% of the employee's compensation.  Employees who were eligible to participate in the Savings Plan as of December 31, 1995, are 100% vested at all times in the account balances maintained in their 401(k) savings account.  Employees who became eligible to participate in the Savings Plan on or after January 1, 1996, become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

Years of Service	Vested Percentage

less than 2 years	0%
2 but less than 3 years	20%
3 but less than 4 years	40%
4 but less than 5 years	60%
5 but less than 6 years	80%
6 or more years	100%

          Benefits under the Savings Plan are required to be paid in a single, lump-sum distribution. Payment is usually made after termination of employment.

          In 1994, Ampal established a Supplementary Executive Retirement Plan (“SERP”) for its eligible employees. Ampal's obligation under the SERP is to pay to affected employees the amount that would have been paid to them by the Pension Plan but for the operation of Section 401(a)(17) of the Code.

Compensation of Directors

          Directors of Ampal (other than Mr. Maiman and Mr. Bigio) received $500 per Board meeting attended until December 16, 2002.  Thereafter, directors of Ampal shall receive $750 per Board meeting attended.  The Chairman of the Board receives $2,000. Such persons also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

          The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the three fiscal years ended December 2002, 2001 and 2000.

Year	2002	2001	2000

Yosef A.Maiman (3)	250,000	—	—
Jack Bigio (5)	150,000	—	—
Leo Malmud (5)	150,000	—	—
Dr. Joseph Yerushalmi (4)	100,000	—
Eitan Haber (4)	15,000	—	—
Michael Arnon	15,000	5,000	5,000
Yehuda Karni (4)	15,000	—	—
Daniel Steinmetz (1)	—	10,000	10,000
Raz Steinmetz (1)	—	30,000	655,000
Yaacov Elinav (1)	—	5,000	5,000
Kenneth L. Henderson (1)	—	5,000	5,000
Hillel Peled (2)	—	5,000	5,000
Avi A. Vigder (1)	—	5,000	5,000
Eliyahu Wagner (2)	—	5,000	5,000
Benzion Benbassat (1)	—	5,000	5,000

(1)	Resigned April 25, 2002.
(2)	Did not stand for re-election at the Annual Meeting of Shareholders held on August 16, 2002.
(3)	Since April 25, 2002.
(4)	Since August 16, 2002.
(5)	Since March 6, 2002.

Stock Option Plan

          In March 1998, the Board approved a Long-Term Incentive Plan (''1998 Plan'') permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock.  The 1998 Plan was approved by a majority of the Company's shareholders at the June 19, 1998 annual meeting of shareholders. The plan remains in effect for a period of ten years.  As of December 31, 2002, 204,500 options of the 1998 Plan are outstanding.

          On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of class A Stock, permitting the granting of options to all employees, officers and directors.  The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company's shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2002,  2,647,500 options of the 2000 Plan are outstanding.

          The options granted under the 1998 Plan and the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Stock Option and Compensation Committee (“the Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, “restricted stock,” “dividend equivalent awards,” which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price.  The options granted under the Plans were granted either at market value or above.

          Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. On February 26, 2002, the controlling shareholder of the Company, Rebar Financial Corp., sold all of its stock in the Company to Y.M. Noy Investments Ltd.  Accordingly, all options granted but unvested under the Plans were immediately exercisable.

          The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2000, 2001 and 2002.  If compensation cost for the options under the above Plans had been determined in accordance with SFAS No. 123, the Company's net income (loss) and EPS would have been reduced “Beneficial Owners and Management” for additional information regarding the effect of the proposed stock sale on some outstanding options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Until April 25, 2002, members of the Executive Committee of the Board of Directors, which functioned as the compensation committee of Ampal, included:  Mr. Daniel Steinmetz Chairman of the Board of Directors of Ampal; Mr. Hillel Peled; President of Inveco International Inc., and Mr. Raz Steinmetz; Chief Executive Officer and President of Ampal.  Additionally, until August 16, 2002, Ampal’s Stock Option Committee of the Board of Directors, which administered Ampal’s stock option plans, was composed of the following board members who also served as members of the Audit Committee of the Board of Directors until August 16, 2002:  Mr. Michael Arnon, Mr. Hillel Peled and Mr. Eliyahu Wagner.  Since August 16, 2002, the newly formed Stock Option and Compensation Committee functions as both the compensation and stock option committee of Ampal.  The members of this Committee include Mr. Michael Arnon, Mr. Yehuda Karni and Mr. Eitan Haber.  Since August 16, 2002, the members of the Stock Option and Compensation Committee also serve as members of the Audit Committee of Ampal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,852,000	14.77	1,548,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,852,000	14.77	1,548,000

(1) All information provided as of December 31, 2002.

PRINCIPAL SHAREHOLDERS OF AMPAL

          The following table sets forth information as of March 9, 2003, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the “4% Preferred Stock”) and 6 1/2% Cumulative Convertible Preferred Stock (the “6 1/2% Preferred Stock”) owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner.  As of March 9, 2003, there were 19,684,948 (not including treasury shares) shares of Class A Stock of Ampal outstanding.  In addition, as of March 9, 2003, there were 583,530 non-voting shares of 6 1/2% Preferred Stock outstanding (each convertible into 3 shares of Class A Stock) outstanding and 133,510 non-voting shares of 4% Preferred Stock outstanding (each convertible into 5 shares of Class A Stock).

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Y.M Noy Investments Ltd., of 33 Havazelet Hasharon st., Herzliya, Israel	Class A Stock	11,713,232	shs. (1)	59.5%

Yosef A. Maiman Y.M Noy Investments Ltd., of 33 Havazelet Hasharon st., Herzliya, Israel	Class A Stock	11,744,482	shs. (1)(2)	59.66%

Ohad. Maiman Y.M Noy Investments Ltd., of 33 Havazelet Hasharon st., Herzliya, Israel	Class A Stock	11,713,232	shs. (1)	59.5%

Noa. Maiman Y.M Noy Investments Ltd., of 33 Havazelet Hasharon st., Herzliya, Israel	Class A Stock	11,713,232	shs. (1)	59.5%

(1)

Consists of 11,713,232 shares of Class A Stock held directly by Y.M Noy Investments Ltd. Yosef A. Maiman  owns 100% of the economic shares and one-third of the voting shares of Noy.  In addition, Mr. Maiman holds an option to acquire the remaining two-thirds of the voting shares of Noy (which are currently owned by Ohad Maiman and Noa Maiman, the son and daughter, respectively, of Mr. Maiman).

(2)	Includes 31,250 shares of Class A Stock underlying options which are currently exercisable by Mr. Maiman.

Security Ownership of Management

The following table sets forth information as of March 9, 2003 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	11,744,482	(1)	59.66%
Jack Bigio	18,750	(2)	*
Shlomo Shalev	11,250	(2)	*
Alla Kanter	9,812	(2)	*
Leo Malamud	18,750	(2)	*
Dr. Josef Yerushalmi	12,500	(2)	*
Eitan Haber	1,876	(2)	*
Yehuda Karni	1,876	(2)	*
Michael Arnon	16,876	(2)
Raz Steinmetz	0		0
Shlomo Meichor	0		0
Nitsan Yanovsky	0		0
All Directors and Executive Officers as a Group	11,836,172		60.13%

*	Represents less than 1% of the class of securities.

(1)

Attributable to 11,713,232 shares of Class A Stock held directly by Y.M Noy Investments Ltd..  See “Security Ownership of Certain Beneficial Owners.”  In addition, this represents 31,250 shares underlying options for Yosef Maiman which are presently exercisable.

(2)	Represents shares underlying options which are presently exercisable or exercisable in 60 days..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Audit Committee of Ampal has the duty and responsibility of approving all transactions between Ampal, on the one hand, and any officer, director, or affiliate thereof, on the other hand, or in which any officer, director or affiliate has a material interest. The Audit Committee reviews and passes upon the fairness of any business dealings and arrangements between Ampal and any such affiliated party. With certain exceptions, Ampal may not enter into transactions with any officer, director or principal shareholder of Ampal, without first obtaining the approval of the Audit Committee or a majority of the disinterested members of the Board of Directors or the shareholders.

          The management of Ampal believes that all of the following transactions were concluded on terms which were no less advantageous to Ampal than could have been obtained from unaffiliated third parties.

          Until October 15, 2002 Ampal subleased an office at 660 Madison Avenue in New York City from Cavallo. The annual rent for this sublease was $50,000.  Avi Vigder, a former member of the Board of Directors of Ampal, is a controlling person of Cavallo.

ITEM 14.  CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as a part of this report:

				Page Reference

(1)	Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries
	Report of Independent Auditors
	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
	Consolidated Balance Sheets as at December 31, 2002 and 2001
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
	Notes to Consolidated Financial Statements
Supplementary Data:
	Selected quarterly financial data for the years ended December 31, 2002 and 2001
(2) Financial Statement Schedules

	(i) Schedule of Representative Rates of Exchange between the
	U.S. dollar and New Israeli Shekel for three years ended
	December 31, 2002

	Representative Rates of Exchange
	Between the U.S. Dollar and the New Israeli Shekel
	For the Three Years Ended December 31, 2002

The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

	2002	2001	2000

March 31	4.668	4.192	4.026
June 30	4.769	4.165	4.084
September 30	4.871	4.355	4.024
December 31	4.737	4.416	4.041

	(ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

Granite Hacarmel Investments Limited and Subsidiaries	Page
Report of Certified Public Accountants	Reference
Consolidated Balance Sheets as at December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

OphirTech Ltd.
Report of Certified Public Accountants	*
Consolidated Balance Sheets as at December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Trinet Venture Capital Ltd.
Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:
AM-HAL Ltd.
Bay Heart Ltd.
Carmel Container Systems Ltd.
Coral World International Limited
Country Club Kfar Saba Limited
Epsilon Investment House Ltd.
Hod Hasharon Sport Center Ltd.
Hod Hasharon Sport Center (1992) Limited Partnership
Ophir Holdings Ltd.
Renaissance Investment Co. Ltd.
Shmey-Bar Real Estate 1993 Ltd.
Shmey-Bar (I.A.) 1993 Ltd.
Shmey-Bar (T.H.) 1993 Ltd.
Trinet Investment in High-Tech Ltd.

(3)	Exhibits Required by Item 601 of Regulation S-K
Exhibit 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2a.

Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd.  (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.)  (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

2b.

Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.  (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

Exhibit 3 - Articles of Incorporation and By-Laws

3a.

Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference,  File No. 0-5380).

	3b.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal's Form 10-K filed on March 27, 2002).

Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures

	4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).
	4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

Exhibit 10- Material Contracts

10a.

Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

10b.

Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).

10c.

Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10e.

Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).

10f.	The Company's 1998 Long-Term Incentive Plan (filed as Exhibit A to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders).*
10g.	The Company's 2000 Incentive Plan (filed as an exhibit to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders).*
10h.	Amendment to the Company's 1998 Long Term Incentive Plan adopted by the Board of Directors on February 14, 2002.*
10i	Amendment to the Company's 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002*.

* Management contract, compensatory plan or arrangement.

Exhibit 11 – Computation of Earning per Share.

Exhibit 12 – Statement re Computation of Ratios.

Exhibit 21 – List of Subsidiaries.

Exhibit 23 - Consents of Auditors:

23.1 AM-HAL Ltd.		E-23.1
23.2 Ampal-American Israel Corporation		E-23.2
23.3 Bay Heart, Ltd		E-23.3
23.4 Carmel Container Systems Ltd		E-23.4
23.5 Coral World International Ltd		E-23.5
23.6 Country Club Kfar Saba Limited		E-23.6
23.7 Epsilon Investment House Ltd.		E-23.7
23.8 Granite Hacarmel Investments Ltd.		E-23.8
23.9 Hod Hasharon Sport Center Ltd.		E-23.9
23.10 Hod Hasharon Sport Center (1992) Ltd. Partnership		E-23.10
23.11 Ophir Holdings Ltd.		E-23.11
23.12 Ophirtech Ltd.		E-23.12
23.13 Renaissance Investment Co. Ltd.		E-23.13
23.14 Shmey-Bar Real Estate 1993 Ltd.		E-23.14
23.15 Shmey-Bar (T.H.) 1993 Ltd.		E-23.15
23.16 Shmey-Bar (I.A.) 1993 Ltd.		E-23.16
23.17 Trinet Investment in High-Tech Ltd.		E-23.17
23.18 Trinet Venture Capital Ltd.		E-23.18

Exhibit 99 Additional Exhibits

Exhibit 99.1 Certification of Jack Bigio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended at December 31, 2002.

INDEPENDENT AUDITORS’ REPORT TO THE SHAREHOLDERS OFGRANITE
HACARMEL INVESTMENTS LIMITED

We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, whose assets constitute 2% and 1.7% of the total consolidated assets as of December 31, 2002 and 2001 respectively, and whose revenues constitute 3.6%, 3.2% and 3.4% of the total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us, and our opinion, insofar as it relates to amounts included for such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company’s investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulation (Manner of Auditor’s Performance) 1973 and auditing standards generally accepted in United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the results of their operations, changes in the shareholders’ equity and their cash flows for each of the years, in the three year period ended December 31, 2002 in conformity with generally accepted accounting principles in Israel. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States of America would have affected results of operations and shareholders’ equity for each of the years in the three-year period ended December 31, 2002, to the extent summarized in Note 32 to the consolidated financial statements, as included in U.S. Dollars.

As explained in Note 2, the above mentioned consolidated financial statements are stated in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

Without qualifying our opinion, we would like to bring attention to Note 28 in the financial statements regarding four claims against consolidated companies which the court has been asked to recognize as class actions and other claims against a consolidated company claiming that its agreements with its customers are restrictive trade arrangements.

Somekh Chaikin
Certified Public Accountants (Israel)

Haifa Israel,

March 12, 2003

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

Adjusted to the Index of December 2002

	Note	December 31,
		2002	2001
		NIS. (thousands)
Current Assets

Cash and cash equivalents	5	33,647	36,308
Marketable securities		17,598	28,542
Trade receivables, net	6	1,061,268	934,975
Other receivables and current assets	6	118,900	89,453
Receivables on account of projects
in progress	6	17,397	19,812
Inventories	7	217,693	271,635

		1,466,503	1,380,725

Non-current inventories	7	120,055	134,403

Investments, long-term loans and
Receivables
Affiliated companies and others	8	166,003	180,458
Long-term loans and receivables	9	130,373	130,511

		296,376	310,969

Fixed assets	10

Cost		2,919,502	2,837,823
Less: Accumulated depreciation		1,675,483	1,586,944

		1,244,019	1,250,879

Intangible assets and deferred
charges, net	11	150,172	132,322

		3,277,125	3,209,298

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

Adjusted to the Index of December 2002

	Note	December 31,
		2002	2001
		NIS. (thousands)
Current liabilities

Credit from banks and others	12	1,147,471	1,323,002
Current portion of convertible debentures	15.B.	-	14,710
Trade payables	13	202,262	171,010
Other payables	14	183,503	195,355

		1,533,236	1,704,077

Long-term liabilities
Long-term loans	15.A.	941,529	708,144
Customers' deposits	16	62,226	65,545
Liabilities for employee rights
upon retirement, net	17	29,417	32,414
Capital notes issued by a consolidated
company		215	898
Deferred taxes	26	64,846	65,472

		1,098,233	872,473

Minority interest		7,924	13,699

Collateral, commitments and
contingent liabilities	28
Shareholders' equity	19	637,732	619,049

		3,277,125	3,209,298

Prof. I. Borovich – Chairman of the Board

A. Silberberg – Director

M. Erez – President and Chief Executive Officer

Date: March 12, 2003

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

Adjusted to the Index of December 2002

	Note	Year ended December 31,
		2002	2001	2000
		NIS. (thousands)
Sales		4,356,532	4,107,732 *	4,367,945	*
Less: Government imposts		1,406,675	1,364,786	1,394,597

Net sales	20	2,949,857	2,742,946	2,973,348
Cost of sales	21	2,175,780	2,086,925 *	2,397,848	*

Gross profit		774,077	656,021	575,500

Selling and marketing expenses	22	490,046	407,937	358,602	*
General and administrative expenses	23	109,884	89,946	82,348

		599,930	497,883	440,950

Income from operations		174,147	158,138	134,550

Financing expenses, net	24	(86,776)	(77,079)	(77,020	)*
Other (expenses) income, net	25	(24,289)	10,014	56,730

		(111,065)	(67,065)	(20,290)

Income before income taxes		63,082	91,073	114,260
Income tax expense	26	30,853	38,813	46,404

Income after taxes on income		32,229	52,260	67,856
(Losses) Income of affiliates, net		(5,284)	5	11,191
Minority interest in consolidated
subsidiaries, net		(2,312)	(1,795)	(2,624)

Net income		24,633	50,470	76,423

			NIS.

Earnings per ordinary share	19
Primary		0.18	0.36	0.55

Fully diluted			0.36	0.54

*Reclassified

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Adjusted to the Index of December 2002

	Capital	Premium	Company's shares held by a consolidated company	Retained Earnings	Dividend declared subsequent to balance sheet date	Total
	NIS. (thousands)
Balance as at January 1, 2000	274,054	276,314	(639)	69,332	-	619,061

Changes in 2000:

Net income for the year	-	-	-	76,423	-	76,423
Conversion of debentures
into shares	429	3,336	-	-	-	3,765
Acquisition of the
Company's shares
by a consolidated company	-	-	(3,034)	-	-	(3,034)

Balance as at December 31,
2000	274,483	279,650	(3,673)	145,755	-	696,215

Changes in 2001:
Net income for the year	-	-	-	50,470	-	50,470
Divided paid	-	-	-	(127,351)	-	(127,351)
Acquisition of the
Company's shares
by a consolidated company	-	-	(285)	-	-	(285)

Balance as at December 31,
2001	274,483	279,650	(3,958)	68,874	-	619,049

Changes in 2002:
Net income for the year	-	-	-	24,633	-	24,633
Acquisition of the
Company's shares
by a consolidated company	-	-	(5,950)	-	-	(5,950)
Dividend declared
subsequent to balance
sheet date	-	-	-	(79,101)	79,101	-

Balance as at December 31,
2002	274,483	279,650	(9,908)	14,406	79,101	637,732

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Adjusted to the Index of December 2002

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Cash flows from operating activities

Net income	24,633	50,470	76,423
Adjustments to reconcile net income to operating
cash flows (A):	120,644	125,727	(21,496)

Net cash provided by operating activities	145,277	176,197	54,927

Cash flows from investing activities

Acquisition of fixed assets	(115,065)	(101,519)	(111,068)
Proceeds from sale of fixed assets and other assets	12,996	4,836	15,844
Proceeds from the sale of investments in affiliated
companies	20	-	62,428
Dividend received from affiliated companies
from prior years' income	-	-	445
Investment in long-term loans	(52,035)	(9,948)	(12,132)
Collection of long-term loans	30,144	22,624	17,372
Investment in intangible and deferred charges	(34,008)	(37,703)	(23,216)
Acquisition of shares of an affiliated company	(4,148)	(11,211)	(2,123)
Proceeds from marketable securities, net	2,644	930	2,560
Investment in companies carried on the cost basis	(73)	-	(1,711)
Acquisition of shares in a consolidated company	(17,759)	(72,926)	(1,136)
Realization of investment in capital notes	-	-	8,631
Investment in a capital note in an affiliated company	(6,232)	-	-
Acquisition of initially consolidated
companies (B)	(2,482)	(434,946)	(15)

Proceeds from the sale of a previously consolidated
company (C)	(5,587)	(5)	6,266

Net cash used in investing activities	(191,585)	(639,868)	(37,855)

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Adjusted to the Index of December 2002

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Cash flows from financing activities

Dividend paid	-	(127,351)	-
Dividend paid to minority shareholders in
consolidated subsidiaries	(910)	(1,644)	(1,631)
Short-term credit from banks and others, net	(226,083)	63,167	(86,088)
Long-term loans received	378,429	559,549	53,950
Long-term loans repaid	(87,279)	(3,113)	(1,181)
Customers' deposits received	1,480	2,567	2,522
Customers' deposits repaid	(890)	(1,047)	(2,386)
Redemption of debentures	(14,523)	(14,955)	(13,894)
Acquisition of Company's shares by a
consolidated company	(5,950)	(285)	(3,034)
Proceeds from the (redemption) issuance
of capital notes	(627)	665	-

Net cash provided by (used for) financing activities	43,647	477,553	(51,742)

(Decrease) Increase in cash and cash equivalents	(2,661)	13,882	(34,670)
Cash and cash equivalents at beginning of year	36,308	22,426	57,096

Cash and cash equivalents at end of year	33,647	36,308	22,426

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Adjusted to the Index of December 2002

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
(A) Adjustments to reconcile net income to
operating cash flows:

Income and expenses not requiring cash flows:

Depreciation and amortization, net	121,061	102,745	93,049
Deferred taxes, net	(8,996)	11,128	(1,357)
(Decrease) Increase in liabilities for employee
rights upon retirement, net	(8,691)	14,424	5,570
Minority interest in income of consolidated
Companies	2,312	1,795	2,624
Company's share in undistributed losses (profits)
of affiliates, net	6,724	2,170	(2,367)
Capital losses (gains)	9,585	435	(2,196)
Erosion of investments in capital notes, net	-	-	(525)
Erosion of long-term loans, debentures and
capital notes issued	(9,156)	2,025	(1,009)
Erosion of loans granted	(5,449)	(3,694)	(979)
Decrease (Increase) in value of marketable
securities, net	8,300	(8,223)	(5,234)
Erosion of customers' deposits	(3,909)	837	(5,863)
Decrease in affiliated company and
other investments	20,400	5,963	752
Write-off of loan to an affiliated company	-	-	1,603
Profit from the realization of investments in
companies carried on equity basis	-	-	(53,521)
Gain from decrease in percent
ownership of an affiliated company	(641)	-	-
Loss (profit) from sale of investment consolidated
company	21	(154)	1,749
Changes in assets and liabilities:
(Increase) Decrease in trade receivables, net	(89,955)	112,202	(66,873)
(Increase) Decrease in other receivables
and current assets	(23,914)	(37,620)	(732)
Decrease (Increase) in inventories
and in non-current inventories	69,660	(2,894)	36,170
Increase (Decrease) in trade payables	32,722	(46,692)	16,500
Increase (Decrease) in other payables	570	(28,720)	(38,857)

	120,644	125,727	(21,496)

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows (continued)

Adjusted to the Index of December 2002

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
(B)Acquisition of initially consolidated companies:

Working capital (not including cash and cash
equivalents)	(3,428)	(143,967)	3,584
Fixed assets and intangible, net	(1,411)	(412,227)	(638)
Long-term debt, net	15	64,156	(98)
Investment in an affiliated company	2,866	-	-
Goodwill created at acquisition	(524)	(898)	(2,596)
Minority interests as of the acquisition date		57,990	(267)

	(2,482)	(434,946)	(15)

(C)Proceeds from the sale of an investment
in a previously consolidated company:

	2002	2001	2000

Working capital (not including cash and
cash equivalents)	(7,457)	(1,399)	18,048
Fixed and intangible assets	2,575	439	38,997
Long-term (liabilities) receivables, net	(350)	119	(3,492)
Investment in an affiliated company	-	-	(10,968)
Goodwill	-	272	1,178
Minority interests on date of sale	(334)	410	(776)
Capital gain (loss) from the realization of
investment in a consolidated company	(21)	154	(1,749)

Proceeds from sale of consolidated company	(5,587)	(5)	41,238
Less proceeds not yet received	-	-	(34,972)

	(5,587)	(5)	6,266

(D)Non-cash items:

	2002	2001	2000

Conversion of customers debt into long-term loans	17,147	2,778	25,017

Conversion of debentures to shares	-	-	3,765

Fixed assets acquired with suppliers credit	363	1,343	-

Other assets acquired with suppliers credit	3,848	9,223	-

Minority interest in dividend declared by a
consolidated company	66	371	-

The accompanying notes are an integral part of the financial statements.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 1 – General

A.	Granite Hacarmel Investments Ltd.(“the Company”) (P.C.520037177) and its subsidiaries are engaged in the following activities:

1.	Purchasing locally and importing fuel products and liquified propane gas, marketing and distributing them among public fuel filling stations and to others.

2.	Production and marketing of paints, chemicals and other related products.

3.	Planning, construction and operating water enhancement and desalination plants and systems.

4.	Real estate investments and rentals.

5.	Participation in oil and gas exploration.

B.	In 1999, the Company initiated a restructuring of companies within the group, with the intention of creating a suitable commercial framework for its consolidated companies which will distinguish between current and future areas of operations. The restructuring will allow for the possibility of the subsidiary companies raising capital from the public or enlisting a strategic investor for the separate operations of the specific assets of a given company.

Within the framework of the restructuring of the Granite group and after appropriate discussions in the authorized forums within the Company and its subsidiary, Sonol Israel Ltd. ( “Sonol”), it was decided to divide the subsidiary, Sonol, into two corporations:

1.	Sonol Israel Ltd. (“Sonol”) — which will continue its commercial activities and marketing operations of products to its customers.

2.	Sonol Trading Ltd. (“Sonol Trading”) – which will engage in other activities, which do not include the marketing of fuel products, including developing new business in filling stations, new business ventures, providing infrastructure services and land development.

Both of the above mentioned companies are wholly owned and controlled by the Company.

As part of the division, Sonol will transfer to Sonol Trading assets and rights as determined by the division, including land and shareholdings. Concurrently, Sonol Trading will assume a portion of Sonol’s liabilities to be split from Sonol in proportion to the book value of the assets to be transferred to Sonol Trading under the division.

Within the framework of the restructuring arrangement and after deliberations by the authorized forums of the Company and its subsidiaries, Sonol, Supergas Israel Gas Distribution Company Ltd. (“Supergas”) and Granite Hacarmel Holdings (1993) Ltd. (“Granite Holdings”), it was decided that Sonol will transfer, without consideration, its shares in Supergas (50%) to the Company and, in addition, certain real assets will be transferred without payment from Sonol and Supergas to Granite Holdings.

The division and reorganization being made under the provisions of paragraphs 104B(1), 104C and 105 of the Israel Income Tax Code are subject to the approval of the income tax authorities, Sonol’s main creditors and the district court. As of the balance sheet date the reorganization has not yet been completed.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 1 – General (continued)

C.	Definitions

1.	Consolidated companies –companies, including partnerships, whose financial statements are directly or directly consolidated with the financial statements of the Company.

2.	Affiliated companies — companies including partnerships, but not including consolidated companies, whose investment in by the Company, directly or indirectly, is included in the Company’s financial statements the basis of the equity method.

3.	Subsidiaries — companies in which the Company holds more than 50% of their shares.

4.	Related parties –as defined in Opinion No. 29 of the Israel Institute of Certified Public Accountants.

5.	Interested party –as defined in Section 1 of the Israel Securities Law.

6.	Controlling party –in accordance with the Securities Regulations (Presentation of Transactions between the Company and a Controlling Party in the Financial Statements) 1996.

NOTE 2 – Summary of significant accounting policies and practices

A.	Principles of adjustment and consolidation in the financial statements

1.	Financial statements in adjusted values

a.	The Company and the other companies in the group prepared their financial statements on the basis of historical cost which was adjusted to the changes in the general purchasing power of the shekel.

b.	The adjusted values presented do not necessarily reflect realizable value or current economic value, but rather the cost, adjusted for the changes in the general purchasing power of the shekel.

c.	The term “cost” used in the adjusted statements means cost in adjusted shekels unless otherwise stated.

d.	The comparative figures (including the monetary items) are stated in shekels adjusted to the December 2002 Index.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 – Summary of significant accounting policies and practices

A.	Principles of adjustment and consolidation in the financial statements

1.	Financial statements in adjusted values (continued)

e.	The adjusted amounts are expressed in New Israel Shekels, the purchasing power of which reflects the price level of the month of December 2002, based on the consumer price index published by the Central Bureau of Statistics (“Index”), on January 15, 2003 (see note 2.G.).

2.	Balance sheet

a.	The non-monetary items were adjusted for the changes in the Index since their acquisition or creation and until the balance sheet date. The following items are the main items that were treated as non-monetary items: fixed assets and related accumulated depreciation, investments carried at cost, inventories, except for inventories of crude oil and refined products, (see note 2.C.2) deferred charges and the related accumulated amortization, and shareholders’ equity.

b.	The value of the investments in affiliated companies carried on the equity basis was computed on the basis of the adjusted statements of the affiliated companies.

c.	Deferred taxes, net were computed on the basis of the adjusted data.

d.	Monetary items are stated in the adjusted statements at their nominal value.

3.	Statement of income

The items of the statement of income were adjusted in accordance with the changes in the Index as follows:

a.	Amounts relating to non-monetary items in the balance sheet (e.g. depreciation and amortization), or provisions included in the balance sheet (e.g. severance indemnities, vacation pay) were adjusted in accordance with the changes in the corresponding balance sheet items.

b.	Other amounts in the statement of income (e.g. sales, purchases, other current expenses), except for financing expenses, net, are stated at their adjusted amounts based on the index for the month of the related transactions.

c.	The net financing item reflects financing income and expenses in real terms, erosion of monetary items during the year, profit and loss arising from realization and valuation of marketable securities and profit and loss from financial instruments.

d.	The Company’s equity in the operating results of the affiliated companies and the minority interest in the results of consolidated subsidiaries were determined on the basis of the adjusted statements of the investee companies.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

A.	Principles of adjustment and consolidation in the financial statements (continued)

e.	Current taxes are comprised of payments on account during the year, in addition to amounts payable as of the balance sheet date (or net of refunds claimed). The payments on account were adjusted based on the prevailing Index on the date of each payment, while the amounts payable (or claimed as refund) are included without adjustment. Accordingly, the current taxes include the expenses arising from the erosion of the payments on account of taxes from the date of such payments to the balance sheet date. Deferred taxes – see note 2.J.

4.	Statement of shareholders’ equity

Dividend declared and paid during the year has been adjusted on the basis of the Index at the time of payment. Dividend declared but not yet paid at the balance sheet date is included without adjustment.

5.	Principles of consolidation

a.	The consolidated financial statements of the Company include the consolidated financial statements of the Company and its wholly-owned and over 50% owned subsidiaries. A list of the main subsidiaries, whose financial statements are included in the consolidated financial statements and the percent ownership and control therein, are included in a separate schedule at the end of the financial statements. Regarding initially consolidated companies and those consolidated in the past, which are not included in the current year’s financial statements – see note 3.

b.	Intercompany balances and transactions of consolidated companies and unrealized gains on sales among companies in the group have been eliminated.

c.	Shares of the Company, acquired by a consolidated company, have been recorded using the “treasury stock” method.

B.	Investments in subsidiary and affiliated companies

1.	The investments in subsidiaries and affiliated companies are reflected in the financial statements on the equity basis, net of a provision for a decrease in value, if required. Other investments are stated at cost which, in the opinion of the Company’s management, does not exceed market value. Subsidiary companies own several other inactive and/or insignificant subsidiaries that are not consolidated and are carried at cost.

The Company periodically reviews its investments to determine whether any of them have suffered a decline in value which is other than temporary. This review is made when there are indications, including such factors as share prices on the stock exchange, ongoing losses in the investee companies, the business sector in which it operates, the value of goodwill included in the investment and other factors, which indicate that the value of such investments may have been adversely affected. Writedowns of such investments to their adjusted values which, according to the Company’s management,

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

B.	Investments in subsidiary and affiliated companies (continued)

is based on a review of the relevant factors, their importance, and their not being of a temporary nature, is reflected in the statement of income in other expenses (income), net.

2.	a. The excess of cost of the Company’s investments in consolidated subsidiaries which is not related to identifiable assets and liabilities (“Goodwill”), is included in “Intangible assets and deferred charges, net” and is amortized by the straight-line method over a period of ten years.

The excess net value of net assets acquired over cost of investments in affiliated companies, is first netted against identifiable assets of the acquired company, and the balance is netted against “Intangible assets and deferred charges, net” and is amortized by the straight line method over a period of ten years.

b. The excess of cost of investments allocated was apportioned to assets and liabilities, to relevant items in the balance sheet.

3.	The investments of the Company in capital notes of affiliated companies are presented in the financial statements of the Company in accordance with the requirements of the Israel Securities Authority regulations (Transactions between the Company and its Interested Parties in Financial Statements) 1996.

4.	A list of affiliated companies is included in a schedule attached to the financial statements.

C.	Valuation of inventories

1.	Inventories of crude oil and refined products

The major part of the crude oil and refined product inventories consists of Security inventories. The Security inventories, stored in separate sealed tanks, are stated as Non-current inventories. The Security inventories are valued at cost in accordance with the exchange rate of the dollar (current rate) or, at the dollar exchange rate as determined by the Fuel Authority, when such rate is less than the current rate, on the balance of inventories against which there are no dollar liabilities. Regardless, the recovery of the value of the inventories is guaranteed by the State by determining its recovery value based on the dollar exchange rate at the time of the sale.

Commercial inventories are stated at the lower of cost or market. The cost is determined by the first-in, first-out method.

2.	Other inventories

a.	The inventories of luboils, spare parts and others are stated at the lower of cost or market. Cost is determined by the moving average method.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

C.	Valuation of inventories (continued)

b.	Inventories of paints are stated at the lower of cost or market. Cost is mainly determined as follows:
Raw and Packaging materials – moving average method.
Finished products–based on standard production costs which include raw materials, packaging materials, salaries and related expenses and other production costs.
Work in progress – on the basis of raw materials and standard production costs. Purchased products – moving average method.

D.	Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation or at cost together with the addition of excess of cost related to specific assets. Improvements are capitalized and included in the cost of the asset while maintenance and repair expenses are charged as incurred to the statement of income.

Depreciation is computed by the straight-line method at annual rates considered to be sufficient for depreciating the assets over their estimated useful lives. The annual rates of depreciation are as follows:

%
Buildings (including temporary and rental buildings)	2-10
Machinery and equipment	5-33 (mainly 10-15)
Vehicles	15-20
Computers	20-33
Furniture and office equipment	6-20
Leasehold improvements	depreciated over the lesser of
estimated useful life or lease term

The excess of cost related to specific assets is depreciated over the remaining useful life as determined at the time the excess of cost was related to those assets. Leasehold rights are amortized over the terms of their leases. Buildings on leased land are depreciated over the terms of their leases.

E.	Intangible assets and deferred charges, net

1.	Intangible assets

Intangible assets are stated at cost and were amortized in equal annual rates over their estimated useful lives:

Goodwill - see note 2.B.2
Oil and gas exploration rights – based on output
Distribution rights and others-over a period of 20 years or in accordance with the period stated in the agreement.
Delivery rights – over a period of 10 years or in accordance with the period stated in the agreement.
Others – based on the benefit period.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

E.	Intangible assets and deferred charges, net (continued)

2.	Deferred charges

Expenses related to the issuance of debentures were amortized using the straight-line method over the period of the debentures. The debentures were included in the financial statements in accordance with their liability value.

Deferred rents – over the rental term, at equal annual rates.

F.	Debentures convertible into shares

Convertible debentures were presented in accordance with the Opinion No.53 of the Institute of Certified Public Accountants in Israel on the basis of the probability of their conversion into shares. Debentures were reflected in the financial statements at their liability value.

G.	Foreign currency and linkage basis

Assets (other than securities) and liabilities in foreign currencies or linked thereto are stated at the exchange rates in effect on the balance sheet date. Assets (other than securities) and liabilities linked to the Index, are stated according to the linkage terms applying to each balance. The Index, the exchange rates and the rate of changes therein were as follows:

	December 31			Changes in %
	2002	2001	2000	2002	2001	2000
Index	115.12	108.1	106.6	6.5	1.4	0
Exchange rate of the
U.S. dollar	4.737	4.416	4.041	7.3	9.3	(2.7)

H.	Marketable securities

Marketable securities held as a short term investments are carried at their market value on the balance sheet date. Marketable securities which are permanent investments are carried at cost, except when there is an other than temporary decline in their value. (See also note B.1. above). The changes in the value of the securities are reflected in the statement of income.

I.	Provision for doubtful receivables

The financial statements include provisions for doubtful receivables which, in the opinion of the Company’s management, adequately provide for the loss on receivables whose collection is doubtful. The amount of the provision includes specific provisions. In the past, in the paint and and chemical segment, the amount of the provision was calculated mainly at the rate of 8.5%. As a result of the change in 2002, the provision was reduced by NIS. 3,500 thousand and net income increased by NIS. 2,200 thousand.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

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

The main factors in respect of which deferred taxes have not been computed:

a.	Amounts of adjustment for the change in the purchasing power of the New Israel Shekel relating primarily to buildings and automobiles, in accordance with rules determined by the Institute of Certified Public Accounts in Israel. (“the Institute”).

b.	Investments in subsidiaries and affiliates, where it is the Company’s intention to hold these investments rather than to sell them.

c.	Tax benefit receivable on account of timing differences where realization of the benefit is uncertain.

K.	Recognition of income

1.	Product sales – Income from the sale of products is recorded upon receipt of the products by the customer.

2.	Rental income – Rental income is recorded over the period of the rental agreement.

3.	Income from projects in progress — In accordance with Standard No. 4, income from projects in progress is recognized using the percentage of completion method (based on actual work completed as of the balance sheet date). The periodic reporting of income and expenses from building projects covers all the projects, including those which the company is unable to estimate their expected profit, but for which it is possible to determine the anticipated repayment of the costs already incurred. In such instances, the full amount of such costs, and income, to the extent of those costs, are reflected in the statement of income (“zero profit margin”).

If there is an expected loss on a project, a provision is recorded for the full amount of the loss expected until the project’s completion.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

L.	Provision for linkage increments on customers’ deposits

Supergas, a consolidated company, is obligated under a Government decree to pay customers terminating their gas purchasing agreement an amount equal to the latest approved deposit authorized by the Ministry of Trade and Industry, linked to the change in the Index from the date of the last approval to the date of payment. The computation of the liability is based on the actual liability as mentioned above. Supergas provides for the liability on a discounted present value basis.

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

The preparation of financial statements in accordance with generally accepted accounting principles in Israel and the United States requires management to use estimates and valuations which affect the reported amounts of assets and liabilities, the disclosure regarding contingent assets and liabilities, and also, the amounts of income and expenses recorded in the reporting period. Actual results may differ from these estimates.

O.	Presentation of transactions between the Company and a controlling party

Transactions between the Company and a controlling party are presented in accordance with the Securities Regulations (Presentation of Transactions between the Company and a Controlling Party in the Financial Statements) – 1996.

P.	Financial instruments

Currency futures transaction which are not for hedging purposes are stated at their fair value. Changes in the fair value are recorded in the statement of income in the period incurred.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

Q.	Implementation of recently issued accounting standards

1.	In May 2001, the Israeli Accounting Standards Board published Accounting Standard No. 7 — Subsequent Events. The new standard determines when a company must make an adjustment in its financial statements for events occurring after the balance sheet date, and the disclosure required for a company with respect to the date on which the financial statements are approved for publication and regarding events occurring after the balance sheet date. This standard supersedes Sections 1, 2(1) and 3-7 of Opinion No. 11 of the Institute of Certified Public Accountants in Israel. This accounting standard applies to financial statements for periods ending on or after December 31, 2001.

2.	In July 2001, the Israeli Accounting Standards Board published Accounting Standard No.11 – Segment Reporting. The new standard applies to companies whose securities are registered or in the process of being registered for trading on any stock exchange, or where a full set of their financial statements is published to the public under any law. The standard requires the inclusion of data with respect to business segments and geographic segments, and also provides detailed guidance for identifying business and geographic segments. This accounting standard applies to financial statements for periods beginning on or after January 1, 2002. The Company has applied this standard in its financial statements as of December 31, 2001.

R.	Effect of new accounting standards not yet implemented

1.	In July 2001, the Israel Accounting Standard Board (“The Board”) published the following two Standards:

(a)	Accounting Standard No. 12 — Discontinuance of Adjustment of Financial Statements. Pursuant to this standard, the adjustment of financial statements was to have been discontinued as of January 1, 2003. In December, 2002, the Israel Accounting Standards Board published Standard No. 17 which postponed the implementation of Standard No. 12 until January 1, 2004. Therefore, the adjustment of the financial statements will be discontinued as of January 1, 2004.

The Company will continue preparing adjusted financial statements in accordance with Opinion 36 of the Institute of Certified Public Accountants in Israel until December 31, 2003. The adjusted amounts to be included the financial statements as of December 31, 2003 will constitute the starting point for the nominal financial statements as of January 1, 2004. Implementation of Standard No. 12 may have a significant effect on the Company’s financial statements. The extent of the effect will depend upon the rate of inflation, the composition of the assets and the Company’s sources of financing.

(b)	Accounting Standard No.13 —Effect of Changes in the Rates of Exchange of ForeignCurrency. This standard deals with translation of transactions in foreign currency and translation of financial statements of outside activities for the purpose of their inclusion in the financial statements of the reporting entity, and supersedes the provisions of Clarifications 8 and 9 to Opinion 36 which will be discontinued upon the entry into effect of Accounting Standard No. 12 described above.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

R.	Effect of New Accounting Standards not yet implemented (continued)

2.	In August 2002, The Board published accounting Standard No. 14 – Financial Reports for Interim Periods. The standard provides the minimum content of financial reports for interim periods, including the required disclosures in the notes, and also, details the accounting rules for recognition and measurement which are to be applied in interim financial statements. This accounting standard applies to financial statements for periods beginning on January 1, 2003.

The restatement of comparative figures for interim periods prior to the effective date of the standard in not required. Nevertheless, if the financial statements include comparative figures for prior interim periods, which are not in accordance with the terms of this standard, the main differences between the guidelines in this standard and those reflected in the comparative figures should be included in the notes to the financial statements. In the Company’s opinion, the effect of the new Standard on its operating results, its financial condition and on its cash flow will be insignificant.

3.	In February 2003, the Israeli Accounting Standards Board published Accounting Standard No. 15 – Decline in the Value of Assets. The standard provides procedures which a company must apply in order to ensure that its assets in the consolidated balance sheet, are not presented at an amount which is in excess of their recoverable value, which is the higher of the net selling price or the present value of the estimated future cash flows expected to be derived from use and disposal of the asset. In addition, the standard provides rules for presentation and disclosure with respect to assets whose value has declined.

The Standard applies to financial statements for periods beginning January 1, 2003. The standard provides that in most cases the transition will be effected by means of the “from here on” method, however a loss from decline in value of an assets, in the amount of the difference between the book value on the commencement date of the standard and the recoverable amount as at that date, shall be charged to the statement of operations in the category “cumulative effect as at beginning of the year of change in accounting method” if and only if, the said loss was not recognized in the past solely due to the fact that the net non-discounted future cash flows were greater than the books value. The Company is evaluating the new standard, whose provisions may have a significant effect on the financial statements. At this time, the Company is unable to determine the final outcome.

NOTE 3 — The consolidated financial statements

A.	Initially consolidated companies

1.	The financial statements of Texma Chemicals Ltd. were initially consolidated as of December 31, 2002, the date at which the Company acquired control. Prior to December 31, 2002, Texma Chemicals Ltd. was accounted for on the equity basis.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 2 — Summary of significant accounting policies and practices (continued)

NOTE 3 — The consolidated financial statements (continued)

A.	Initially consolidated companies (continued)

2.	Following are the amounts included in the consolidated financial statements:

Balance sheet	At December 31, 2002 the acquisition date
Cash and cash equivalents	39
Working capital (not including cash and
cash equivalents)	3,428
Fixed assets, net of accumulated
depreciation	1,411
Goodwill resulting from acquisition	524
Long-term debt, net of current portion	(15)
Investment in affiliated company	(2,866)

3.	In 2001, the financial statements of Tambour Ltd. were initially consolidated.

B.	Previously consolidated company not included in the current year’s consolidation:

1.	As of January 12, 2002 the consolidated financial statements do not include the financial statements of S.D.L. thechnologies (Sol) Ltd. which was sold.

2.	On July 1, 2002 a subsidiary company sold its share in Sonokal (1999) Limited Partnership.

3.	Following are amounts relating to the above previously consolidated companies:

	As of the date nolonger consolidated	At December 31, 2001 and for the year then ended
Balance sheet	(Nis. thousands)	(NIS.thousand)
Cash and cash equivalents	6,452	263
Working capital (not including cash and
cash equivalents)	(7,457)	(2,238)
ixed assets, net of accumulated
depreciation	2,575	2,841
Minority interest as of date no-longer
consolidated	(334)	58
Long-term debt, net of current portion	(350)	(435)

Statements of Income
Sales	34,312	76,893
Net profit (loss)	784	(91)
Net income consolidated companies	400	470
Loss from the sale of a previously
consolidated company	21	-

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 4 –	Accounting with the Fuel Authority and government controlin the energy sector – Sonol

1.	Amounts due to or from the Fuel Authority, the government agency responsible for supervising the fuel market in Israel, to the extent still provisional, are included each year in the accounts according to estimates prepared by Sonol based on past experience. Differences which subsequently arise as a result of change in estimates, are reflected in the results of the year in which such differences are determined.

2.	All costs and expenses related to the holding of Security inventories are fully recoverable from the government while the costs of holding Commercial inventories are on account of Sonol, with all the attending risks.

3.	The prices of 95 and 96 octane gasoline continue to be subject to government price controls.

NOTE 5 – Cash and cash equivalents

Consist of:	December 31,
	2002	2001
	NIS thousands
In local currency	7,826	15,963
In foreign currency*	25,821	20,345

	33,647	36,308

Cash equivalents – bank deposits whose maturities, at the time of the deposit, did not exceed three months.

*Mainly in U.S. Dollars

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 6 — Trade receivables and Other receivables and debit balances

A.	Trade receivables:

	December 31,
	2002	2001
	NIS. (thousands)
Customers - open accounts	808,496	773,278
Checks and notes receivable	161,773	103,745
Credit cards companies	112,013	88,644
Current portion of long-term
loans granted	23,534	20,368
Less - provision for doubtful
receivables	(44,548)	(51,060)

	1,061,268	934,975

B.	Other receivables and debit balances:

	December 31,
	2002	2001
	NIS.(thousands)
Fuel Authority	4,955	6,212
Government institutions	1,135	1,777
Income receivable	898	1,369
Income tax receivable	12,318	17,939
Employees	837	906
Prepaid expenses	19,893	20,474
Future tax benefits, net*	21,247	18,133
Current portion of other long-term
receivables	39,088	-
Others	18,529	22,643

	118,900	89,453

C.	Receivables on account of projects in progress

	December 31,
	2002	2001
	NIS. (thousands)
Income receivable	64,997	48,577
Less payments on account of
projects in progress	47,600	28,765

	17,397	19,812

D.	Regarding credit risks see note 28.E.

*see note 26

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 7 – Inventories

	December 31,
	2002	2001
	NIS. (thousands)
Consist of:

Crude oil and raw materials	42,830	60,444
Finished products	273,767	324,019
Materials and supplies	15,220	15,931
Work in process	5,931	5,644
Projects in progress(1)	-	-

	337,748	406,038
Less non-current inventories(2)	120,055	134,403

	217,693	271,635

(1) Projects in progress	52,135	37,281
Less the amount reflected in
the statement of income	52,135	37,281

	-	-

(2) see note 2.C.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 8 - Affiliated companies and others

	December 31,
	2002	2001
	NIS. (thousands)
Investments in affiliated companies*:

Balance as at December 31,1991	12,817	13,008

Changes, beginning January 1, 1992:
Cost of shares acquired**	151,361	150,140
Accumulated losses, net	(28,143)	(26,268)
Amortization of investment	(17,400)	-
Other changes	1,000	358

	119,635	137,238
Other investments:

Long-term loans to affiliated companies
less accumulated losses (1)	7,336	7,492
Investment in capital note to affiliated
company (3)	6,232	-
Investments in shares at cost less other than
temporary impairment(2)	32,800	35,728

	166,003	180,458

*List of main companies - see schedule
at end of consolidated financial statements
**Includes unamortized goodwill	3,953	5,020

Securities registered for trading on the
Tel-Aviv stock exchange:

Affiliated companies:
Book value	85,033	101,360

Market value	20,177	47,915

Companies at cost:
Book value	4,377	7,121

Market value	7,580	18,374

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 8 — Affiliated companies and others (continued)

(1)	The loans were granted by the Company and consolidated companies to affiliated companies and partnerships. The amount of NIS. 10,375 thousand (2001 – NIS. 7,894 thousand) is index linked and bears interest at the rate of 10% p.a. The loans are repayable at a time to be determined by the parties.

(2)	The Company, through one of its subsidiaries, invested in two venture capital funds, Jerusalem Venture Partners (Israel) LP and Eucalyptus Ventures LP, both of whom invested in shares of Chromatis Networks Ltd. (“Chromatis”). Lucent Technologies Inc.(“Lucent”), an American company, acquired the remaining unowned balance of Chromatis’ shares, in exchange for Lucent shares. The closing took place on June 29, 2000. The gain on the transaction was recorded in the year 2001 in other income in the statement of income, upon receipt of the shares, based on the value of the shares on date received.

(3)	The capital note, issued by a limited partnership, has no maturity date, is not linked and is non-interest bearing.

Changes in investments in affiliated companies and others:

NIS.(thousands)
Balance as at January 1, 2002	180,458
Changes during the year:
Investment in shares	4,221
Investment in loans	3,449
Investment in capital note	6,232
Sale of shares	(20)
Initial consolidation of previously affiliated
Company (see note 3)	(2,866)
Share of losses, net	(5,284)
Dividend receivable and received in current year	(1,440)
Amortization of companies carried at cost	(3,000)
Amortization of investment	(17,400)
Other changes	1,653

Balance as at December 31,2002	166,003

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 9 -Long-term loans and receivables

	December 31,
	2002	2001
	NIS. (thousands)
a. Consist of:
Loans to customers	147,829	112,836
Loans to employees	182	152

	148,011	112,988
Less: current portion	23,534	20,368

	124,477	92,620

Other receivables (1)	44,984	37,891
Less: current portion	39,088	-

	5,896	37,891

	130,373	130,511

The years of maturity of the loans:
First year - current portion	23,534	20,368
Second year	27,291	15,325
Third year	18,904	12,498
Fourth year	17,967	12,077
Fifth year	11,416	12,681
Sixth year and thereafter and without
maturity date	48,899	40,039

	148,011	112,988

(1)	Includes mainly an amount of NIS. 39,088 thousand long term receivable in the Company from the sale of a previously consolidated company. (2001 – NIS. 36,812 thousand). In accordance with the sale agreement, the balance due is index linked, will be repaid no later than April 22, 2003, and is secured by bank guarantees. The loan balance has been discounted at the rate of 6%.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 9 –Long-term loans and receivables (continued)

b.	Breakdown of loans by level of borrowers’ balances:

	December 31, 2002		December 31, 2001
Borrowers' balances NIS thousands	Number of Loans	Total NIS(thousands)	Number of Loans	Total NIS(thousands)
Less than 100	74	3,152	95	2,445
100 - 500	35	8,873	41	11,481
500 - 1,000	11	9,354	10	8,702
Above 1,000	38	126,632	30	90,360

	158	148,011	176	112,988

c.	Linkage terms and interest rates for loans:

	December 31, 2002
Interest rates:	Unlinked		Linked to Index		Linked to foreign currency		Total
	0%	10%-20%	0%-4%	Over 4%-10%	0%-3%	Over 3%-5%
	NIS. (thousands)
Loans to:
Customers	3,435	209	52,487	32,954	40,462	18,282	147,829
Employees	-	-	182	-	-	-	182

	3,435	209	52,669	32,954	40,462	18,282	148,011

Less:
Current portion							23,534

							124,477

	December 31, 2001
Interest rates:	Unlinked		Linked to Index		Linked to foreign currency		Total
	0%	10%-20%	0%-4%	Over 4%-10%	0%-3%	Over 3%-5%
	NIS. (thousands)
Loans to:
Customers	3,064	322	35,670	48,569	20,551	4,660	112,836
Employees	-	-	152	-	-	-	152

	3,064	322	35,822	48,569	20,551	4,660	112,988

Less:
Current portion							20,368

							92,620

d.	Regarding credit risks see note 28.E.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 10 – Fixed assets

A.	Consist of:

	Land and Buildings*	Machinery and Equipment	Furniture, office equip- ment and computers	Vehicles	Total
	NIS. (thousands)
Cost:
Balance at beginning of year	1,215,548	1,390,191	148,738	83,346	2,837,823
Additions**	44,945	41,229	22,172	8,673	117,019
Disposals**	(2,174)	(19,892)	(1,492)	(11,782)	(35,340)

Balance at end of year	1,258,319	1,411,528	169,418	80,237	2,919,502

Accumulated depreciation:
Balance at beginning of year	436,497	998,542	97,961	53,944	1,586,944
Depreciation and amortization**	28,592	53,271	20,150	8,568	110,581
Depreciation in respect
of disposals**	(914)	(11,866)	(290)	(8,972)	(22,042)

Balance at end of year	464,175	1,039,947	117,821	53,540	1,675,483

Depreciated balance as of
December 31,2002	794,144	371,581	51,597	26,697	1,244,019

Depreciated balance as of
December 31,2001	779,051	391,649	50,777	29,402	1,250,879

* Includes leasehold improvements.

**Includes companies initially consolidated and those no longer consolidated (see note 3).

B.	Land and buildings include buildings on leasehold lands, the cost of which is NIS. 336,397 thousand, leased for various original periods of 49-98 years, ending in the years 2003-2072. Land and buildings costing of NIS. 286,220 thousand have not yet been registered in the name of the Company or the consolidated subsidiaries in the Land Registry Office. The main reason for the lack of registration is that the land settlement and sub-division process has not yet been completed.

Land and buildings, include building and leasehold improvements on leased land in the original cost of NIS 27,218 thousand, and depreciated cost of NIS. 15,016 thousand, leased for various original periods from 4 to 25 years.

C.	Commitments and contingent liabilities – see note 28.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 11 – Intangible assets and deferred charges, net

Consist of:	Balance to be amortized
	as of December 31,
	2002	2001
	NIS. (thousands)
Intangible assets:
Deferred rent	46,556	53,237	*
Goodwill in consolidated companies	17,348	7,424	*
Oil and gas exploration licenses(1)	4,788	9,891
Delivery rights	32,708	22,269
Distribution rights	21,786	15,727	*
Others	9,296	9,840	*

	132,482	118,388
Deferred charges:
Expenses incurred in the issuance of
debentures by the Company	-	109

	132,482	118,497
Long-term deferred taxes, net
(see note 26)	17,690	13,825

	150,172	132,322

(1)	see also notes 25 and 31.A.

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 12 – Credit from banks and others

Linkage terms and interest rates:

	December 31, 2002
Interest rates:	Unlinked 6.3%-13.4%	Linked to Index 5.0%-7.2%	Linked to Foreign Currency 2.5%-3.1%	Total
	NIS. (thousands)
Overdrafts	13,185	-	-	13,185
Short-term loans	788,037	-	206,768	994,805
Current portion of long-term loans	-	137,449	872	138,321

Total credit from banks	801,222	137,449	207,640	1,146,311
Credit from others	-	1,160	-	1,160

	801,222	138,609	207,640	1,147,471

	December 31, 2001
Interest rates:	Unlinked 4.2%-9.2%	Linked to Index 4.0%-7.1%	Linked to Foreign Currency 2.3%-3.4%	Total
	NIS. (thousands)
Overdrafts	1,890	-	-	1,890
Short-term loans	1,051,459	-	178,716	1,230,175
Current portion of long-term loans	53,305	35,646	869	89,820

Total credit from banks	1,106,654	35,646	179,585	1,321,885
Credit from others	-	1,117	-	1,117

	1,106,654	36,763	179,585	1,323,002

Note 13– Trade payables

The liabilities include NIS. 37,139 thousand (2001 - NIS. 31,545 thousand) balances of related and interested parties.

Linkage terms – see note 18

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 14 — Other payables

Consist of:	December 31,
	2002	2001
	NIS. (thousands)
Liabilities to employees and other
Salary related liabilities	45,123	54,130
Institutions	71,730	58,502
Accrued expenses	35,008	41,099
Income tax payable	10,412	5,177
Deferred taxes	1,325	3,288
Others	19,905	33,159

	183,503	195,355

NOTE 15 – Long-term liabilities

A.(1)	Long-term loans

	Rate of	December 31,	December 31
Consist of	interest	2002	2001
	%	NIS. (thousands)
Index linked loans from banks	5.0-6.5	844,174	493,404
Unlinked loans from banks	7.6	227,521	295,560
Customers' deposit - Index linked	-	3,259	3,259
Customers' deposit - linked to
foreign currency	-	90	85
U.S. dollar loans from banks	3.6-4.6	4,448	5,320
Other loans - Index linked	4.5	358	336

		1,079,850	797,964
Less: current portion		138,321	89,820

		941,529	708,144

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 15 – Long-term liabilities (continued)

A.1.	Long-term loans (continued)

Yearly Installments:

	December 31,
	2002	2001
	NIS. (thousands)
First year - current portion	138,321	89,820

Second year	220,841	40,090
Third year	244,806	91,603
Fourth year	89,180	91,309
Fifth year	55,230	89,568
Sixth year and thereafter	327,765	391,894
Without maturity date	3,707	3,680

	941,529	708,144

	1,079,850	797,964

Accrued interest is included in “Accounts payable” in current liabilities.

A.2.	The Company has fulfilled the conditions of agreements signed with banks regarding long-term loans to the Company and Sonol (Sonol’s loans are guaranteed by the Company).

(1)	Shareholders’ equity, together with customer deposits, will not be less than NIS 450 million. The amount is linked to the Index of July 1998.

(2)	The ratio of shareholders’ equity, including customer deposits divided by total assets, net of Security inventories, will exceed 20%. As of the balance sheet date, the ratio was 22.2%. The increase in world fuel prices will affect the value of the inventories and accounts receivable, thus causing a temporary reduction in the ratio.

(3)	The level of consolidated liabilities to banks and other financial institutions (net of liabilities on account of the Security inventories) will not exceed 10 times EBITDA (earnings before interest, taxes, depreciation and amortization), at any time.

(4)	Not to create specific charge on the Company’s assets (with the exception of a specific existing collateral and with the exception of collateral to finance, acquire and develop those assets).

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 15 – Long-term liabilities (continued)

B.	Debentures convertible into shares of the Company

	December 31,
	2002	2001
	NIS. (thousands)
Debentures (series 1) (*)	-	12,223
Debentures (series 2) (**)	-	2,487

	-	14,710
Less - current portion	-	14,710

	-	-

Yearly installments:

	December 31, 2002		December 31,2001
	Series 1	Series 2	Series 1	Series 2
	NIS. (thousands)
First year - current portion	-	-	12,223	2,487

*	Registered debentures (Series 1) NIS. 1.- par value each. Every NIS. 55.- par value of debentures are convertible into 10 ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 0.1%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar. The balance of the debentures was redeemed on November 30, 2002.

**	Registered debentures (Series 2) NIS. 1.- par value each. Every NIS. 5.- par value of debentures are convertible into an ordinary shares NIS. 1.- par value each. The debentures bear interest at an annual rate of 2.5%. The principal, interest and the price for conversion into ordinary shares are linked to the representative rate of exchange of the U.S. dollar. The balance of the debentures was redeemed on November 30, 2002.

In 2001 — accrued interest is included in “Accounts payable” in Current liabilities.

See Note 28 regarding collateral.

The above debentures were traded on the Tel-Aviv Stock Exchange.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 16 – Customers’ deposits

a.	The deposits are calculated on the basis of their present value at an annual discount rate of 4%.

b.	Customers’ deposits include NIS. 37,605 thousand (2001 – NIS. 38,518 thousand) of linkage increments accrued on the deposits.

NOTE 17 – Liabilities for employee rights upon retirement, net

Consist of:	December 31,
	2002	2001
	NIS. (thousands)
Provision for severance pay (a)*	18,741	17,982
Less: deposits in approved funds**	5,780	5,580

	12,961	12,402
Provision for early retirement pension(b)*	14,067	17,845
Provision for redemption of unutilized sick leave (c)	2,389	2,167

	29,417	32,414

*	Not including NIS. 9,068 thousand (2001 – NIS. 14,922 thousand) current portion of liabilities for employee rights upon retirement, net which is included in “Accounts payable”.

**	The deposits can be withdrawn subject to law. Accrued income on the deposits is included in the statements of income.

(a)	The liabilities of the Company and its subsidiaries in respect of pension and severance indemnities are fully covered by provisions for severance indemnities, by deposits in approved funds and in managers’ insurance policies. The deposits in approved funds and in managers’ insurance plans are not included in the financial statements as they are not under the control of the Company.

(b)	The provision for pension benefits in case of early retirement of employees is computed at the discounted present value of the future liabilities of the Company for such retired employees. The Company’s liability for early retirement is generally up to the time when the employee reaches retirement age and is measured as a fixed percentage of the maximum amount due to the employee from the pension fund. The rate of capitalization for computing the provision is 6% per annum, (previous year 4%).

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 17 – Liabilities for employee rights upon retirement, net (continued)

(c)	In accordance with the labor agreements between subsidiaries and their employees, (men at age 65 and women at age 60-65) are entitled to receive a partial redemption of unutilized sick leave, subject to a ceiling of working days. A provision based on an actuarial calculation has been made in the financial statements for covering the aforesaid liability. The provision is partly based on an actuarial calculation and partly on past experience based inter-alia, on a net capitalization rate of 3%.

NOTE 18 – Linkage of monetary balances

	December 31, 2002			December 31, 2001
	Linked to Index	Linked to foreign currency*	Unlinked **	Linked to Index	Linked to foreign currency*	Unlinked **
	NIS. (thousands)			NIS. (thousands)
Assets:
Cash and cash
equivalents	-	25,821	7,826	-	20,345	15,963
Trade receivables and
Receivables on
Account of projects
in progress	13,912	62,244	1,001,474	14,346	61,080	879,361
Accounts receivable	39,925	1,710	37,159	1,164	3,606	46,079
Investment in capital
notes and loans	7,336	-	6,232	7,492	-	-
Long-term loans	72,727	51,555	6,091	104,918	21,451	4,142

	133,900	141,330	1,058,782	127,920	106,482	945,545

Liabilities:
Credit from banks and
others(not including
Current portion)	1,160	206,769	801,222	1,117	178,717	1,053,349
Trade payables	-	78,212	124,050	-	72,909	98,101
Accounts payable	27,188	6,729	148,261	30,783	900	160,384
Long-term liabilities
and debentures
(including current
portion)	847,791	4,537	227,521	496,999	20,115	295,560
Customers' deposits	62,226	-	-	65,545	-	-
Capital notes	-	-	215	-	-	898

	938,365	296,247	1,301,269	594,444	272,641	1,608,292

*Primarily U.S. dollars

**Part of these unlinked balances are non-interest bearing.

Against the excess of foreign currency linked liabilities over assets in the amount of approximately NIS. 155,000 thousand (2001-approximately NIS. 166,200 thousand). Sonol holds fuel and refined products inventories amounting to approximately NIS. 185,400 thousand, (2001-approximately NIS. 257,400 thousand) which are mainly Security inventories valued according to the changes in the rate of exchange of the US dollar as explained in Note 2.C.1

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 19 – Capital

a.	Nominal values

Consist of:	Authorized December 31,		Issued and Paid * December 31,
	2002	2001	2002	2001
	NIS (thousands)		NIS (thousands)
225,000,000 Ordinary shares of
NIS 1.- each	225,000	225,000	139,336	139,336

*139,335,657 ordinary shares.

As of December 31, 2002 a consolidated company holds 1,565,540 ordinary shares of the Company. (December 31, 2001 – 626,912).

b.	Earnings per share

1.	The adjusted net income used in computing earnings per share is as follows:

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Net income per statement of income	24,633	50,470	76,423
Less loss resulting from conversion
of debentures (series 1 and 2)*	-	-	(44)

Net income used in computing
primary earnings per share	24,633	50,470	76,379

Add (deduct) theoretical income
deriving from:
Conversion of debentures (series 1)*		-	(230)
Conversion of debentures (series 2)*		-	22

Net income used in computing
the diluted earnings per share		50,470	76,171

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 19 – Capital (continued)

b.	Earnings per share (continued)

2.	Weighted number of ordinary shares (NIS. 1 par value) used in the computation of earnings per share:

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands) par value
Share capital used in computing primary
Earnings per share	138,381	138,720	139,017

Add - theoretical share capital
that may derive from:
Conversion of debentures (series 1)*		-	2,176
Conversion of debentures (series 2)*		-	530
The share capital used in computing the

diluted earnings per share		138,720	141,723

3.	For examining the probability of conversion or exercise of convertible securities, the present value was computed using a discount rate of 2.5% in 2001 and 6% in 2000, for securities linked to the exchange rate of the U.S. dollar.

*The balance of convertible debentures was redeemed on November 30, 2002.

NOTE 20 – Net sales

	Year ended December 31,
	2002	2001		2000
	NIS. (thousands)
Commercial activities	2,421,151	2,440,846	*	2,864,792	*
Manufacturing activities	512,976	291,493		97,773
Other activities	15,730	10,607		10,783

	2,949,857	2,742,946		2,973,348

*Reclassified

NOTE 21 - Cost of sales

A. Consists of:	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Petroleum products and other
	1,984,310	1,944,205	2,283,672
Materials used**
Labor and sub-contract work	43,911	26,083	7,104
Production costs	129,400	106,678 *	99,389	*
Depreciation	18,159	9,959	4,591
Batteries	-	-	3,092

Total cost of sales	2,175,780	2,086,925	2,397,848

Decrease (Increase) in inventories	69,660	(2,894)	36,170

*	Reclassified

**	Financing income (expenses) deriving from the erosion of dollar linked credit used as a source for financing purchases of oil inventories is included in cost of sales. (see also note 2.C.)

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 21 – Cost of sales (continued)

B. Per income categories	Year ended December 31,
	2002	2001	2000
	NIS. (thousands
Commercial activities	1,853,980	1,912,599	2,351,046	*
Manufacturing activities	314,124	169,710	42,096
Other activities	7,676	4,616	4,706

	2,175,780	2,086,925	2,397,848

*Reclassified

NOTE 22 – Selling and marketing expenses

Consist of:	Year ended December 31,
	2002	2001		2000
	NIS. (thousands)
Salaries	154,618	127,952		103,777
Advertising and promotion	33,505	17,469		16,522
Depreciation and amortization	82,644	79,753		78,268
Maintenance of buildings, plants and
filling stations	29,095	28,868		28,849
Rent and taxes	93,892	76,739		64,567
Transport and vehicle maintenance	53,939	48,130		42,176
Other expenses	42,353	29,026	*	24,443	*

	490,046	407,937		358,602

*Reclassified

NOTE 23 – General and administrative expenses

(1) Consist of:	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Salaries	58,646	46,199	43,825
Depreciation and amortization	19,157	12,560	8,778
Consulting, legal and audit	12,670	9,438	8,298
Provision for doubtful accounts and
bad debts	3,081	11,287	8,787
Other expenses	16,330	10,462	12,660

	109,884	89,946	82,348

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

Note 24 — Financing expenses, net

Income (Expenses) are derived from:

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Long-term debt	(45,658)	(34,408)	(7,072)
Negotiable securities, net	(8,300)	(208)	5,724
Other receivables and payables	4,187	11,020	17,056
Short term loans received	(11,599)	(70,694)	(100,253)
Dollar linked convertible debentures	9	(1,858)*	474
Others, including erosion of other monetary
assets and liabilities, net	(25,415)	19,069 *	7,051 *

	(86,776)	(77,079)	(77,020)

*Reclassified

NOTE 25 –Other (expenses) income, net

Consists of:

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
(Loss)gain on sale of investment in
affiliated companies	(21)	154	51,772	*
Rent	1,123	1,252	1,273
Dividends and shares received	478	12,891	2,191
Management fees	1,135	521	1,937
Write-off of investments in an a affiliated
company carried at cost, and loan to
affiliated companies	(20,400)	(5,963)	(2,355)
Write-off of oil and gas exploration
rights(a)	(9,282)	-	-
Others	2,678	1,159	1,912	*

	(24,289)	10,014	56,730

(a) see also note 31.A.

*Reclassified

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 26 — Income tax expense

a.	The Company and most of its subsidiaries are taxed under the Income Tax Law (Inflationary Adjustments) — 1985, effective as of the tax year 1985, which introduced the measurement of results for income tax purposes in real terms. The various adjustments required by the above mentioned law are made in order to align taxation to a real income basis. Nevertheless, the adjustments of the nominal income according to the Income Tax Law are not always identical to the inflationary adjustments made in the financial statements in accordance with the opinion of the Institute of Certified Public Accountants in Israel. As a result, differences arise between the adjusted income in the statement of income and the adjusted income for income tax purposes. Regarding deferred taxes for these differences, see Note. 2.J.

b.	Deferred taxes

The deferred taxes are regarding:

	Depreciable fixed assets	Deductions and losses carried for- ward for tax Purposes	Liabilities for employee rights upon retirement	Others	Total
	NIS. (thousands)

Balance as of January 1, 2001	(7,079)	578	12,540	11,745	17,784
Changes in 2001:
Current	(1,271)	(209)	(1,706)	(7,942)	(11,128)
Reduction on account of
a company no longer
consolidated	-	(272)	(3)	(90)	(365)
Addition on account of
investment in a consolidated
company	(62,348)	204	14,354	4,697	(43,093)

Balance as of
December 31, 2001	(70,698)	301	25,185	8,410	(36,802)
Changes in 2002:
Current	(446)	3,119	(7,463)	13,786	8,996
Addition for investment in a
new consolidated company	-	471	37	64	572

Balance as of
December 31,2002	(71,144)	3,891	17,759	22,260	(27,234)

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 26 — Income tax expense (continued)

The deferred taxes are presented in the balance sheet as follows:

	Year ended December 31,
	2002	2001
	NIS. (thousands)
In current assets	21,247	18,133
In current liabilities	(1,325)	(3,288)
In intangible assets and deferred charges, net	17,690	13,825
In long-term liabilities	(64,846)	(65,472)

	(27,234)	(36,802)

c.	The provision for taxes on income in the statements of income consists of:

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Current taxes, including erosion
of advance tax payments	41,583	27,852	48,540
Deferred taxes, net	(8,996)	11,128	(1,899)

	32,587	38,980	46,641
Taxes on account of prior years	(1,734)	(167)	(237)

	30,853	38,813	46,404

d.	Final tax assessments:

The Company and Sonol reached a compromise agreement with the income tax authorities regarding tax assessments for the years 1998-1999 for the Company and for the years 1997-1999 for Sonol. As part of the assessment, the companies paid NIS. 9 million, including interest and linkage differences. The net effect of the compromise agreement which, in part, results from timing differences in the recognition of expenses, and for which the Company provided for in previous years, was included in this year’s third quarter financial statements. Supergas reached a compromise assessment with the income tax authorities regarding tax assessments for the year 1995-1999. The cost of the agreement, which is immaterial to the Company, was included in this year’s first quarter financial statements. Sprint Motors Ltd. received final tax assessments through the year 1998. All other companies in the group, have final tax assessments through the years 1997 —1998 pursuant to the terms of Paragraph 145 (a)(2) of the Israel Income Tax Ordinance (statute of limitations).

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 26 — Income tax expense (continued)

e.	Reconciliation between the theoretical tax on the reported income and the tax on incomeincluded in the statements of income:

	Year ended December 31,
	2002	2001	2000
	NIS. (thousands)
Statutory rate of tax	36%	36%	36%

The theoretical tax at the applicable tax rate	22,710	32,786	41,133
Erosion of advanced tax payments	216	63	21
Differences in the definition of capital,
assets and expenses for tax purposes,
and others, net	9,661	6,131	5,487
Provision in respect of prior years	(1,734)	(167)	(237)

	30,853	38,813	46,404

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 27 – Segment reporting

Segment reporting by products and services:

The accounting principles applied in the Segment reporting are in accordance with those used for preparing the consolidated financial statements of the Company.

	Year ended December 31, 2002

	Fuel and Gas	Paints and Chemicals	Others	Consolidated

	NIS. (thousands)

Profit and loss data: Income
External sales	2,436,459	403,271	110,127	2,949,857
Sales within segments	-	-	-	-

Net Sales	2,436,459	403,271	110,127	2,949,857

Results
Segment results	145,908	43,030	(537)	188,401
Unallocated expenses				(14,254)

Income from operations				174,147
Financing expenses				(90,988)
Financing income				4,212
Other expenses, net				(24,289)
Taxes on income				(30,853)
Minority interests in consolidated Companies				(2,312)
Equity income (loss) of affiliated companies, net	(324)	764	(5,724)	(5,284)

Net income				24,633

Additional information
Segment assets	2,124,701	643,080	229,620	2,997,401
Investments on equity basis	9,155	12,756	97,724	119,635
Unallocated assets				160,089

Total consolidated assets				3,277,125

Segment liabilities	271,576	85,022	46,403	403,001
Unallocated liabilities				2,228,468

Total consolidated liabilities				2,631,469

Capital investments	101,291	16,487	32,527
Depreciation	90,397	22,579	7,426

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 27 – Segment reporting (continued)

     Segment reporting by products and services

	Year ended December 31, 2001*

	Fuel and Gas		Paints and Chemicals	Others		Consolidated

	NIS. (thousands)

Profit and loss data:
Income
External sales	2,493,313		191,017	58,616		2,742,946
Sales within segments	-		-	-		-

Net Sales	2,493,313		191,017	58,616		2,742,946

Results
Segment results	143,077	*	14,302	10,310		167,689
Unallocated expenses						(9,551)

Income from operations						158,138
Financing expenses						(80,146)*
Financing income						3,067
Other expenses, net						10,014
Taxes on income						(38,813)
Minority interests in consolidated Companies						(1,795)
Equity income (loss) of affiliated companies, net	(946)		-	951		5

Net income						50,470

Additional information
Segment assets	2,069,850	*	639,037	194,580	*	2,903,467
Investments on equity basis	12,689		12,148	112,401		137,238
Unallocated assets						168,593

Total consolidated assets						3,209,298

Segment liabilities	244,758		101,154	33,512		379,424
Unallocated liabilities						2,197,126

Total consolidated liabilities						2,576,550

Capital investments	123,128	*	11,023	7,503	*
Depreciation	77,130		9,255	3,896

* Reclassified
**The results of Tambour and its consolidated subsidiaries have been included as of their acquisition date.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities

A.	Floating and fixed charges

		December 31, 2002 NIS.(thousands)	Collateralized by

	Bank overdrafts	13,185	Floating charges on current assets of the main subsidiaries.

	Short-term loans from Banks	994,805	Floating charges on the assets of the Company and its main subsidiaries

	Accrued interest on short- term bank loans is included in Other payables	9,536	Floating charges on the assets of the Company and of the main subsidiaries

	Long-term bank loans (a)	1,076,143	A charge on the shares of a subsidiary company and floating charges on the assets of the main subsidiaries and fixed charges on portions of the fixed assets of some of the Company’s main subsidiaries.
			(see note 15.A.2, 28.C.2.a and note (a) below)

	Investment grants	705	Floating charges on part of the fixed assets of consolidated companies

	Convertible debentures	-	The balance of convertible debentures was redeemed on November 30, 2002. A floating charge subordinated to other floating charges on all the assets of the Company has not yet been canceled.

(a)

At the end of the second quarter of 2001, the Company acquired 87% of Tambour’s shares for approximately NIS. 488 million and in the third quarter acquired the remaining shares through a public tender offer for an amount of approximately NIS. 73 million. As a result of the acquisition, Tambour’s shares were de-listed from the Tel-Aviv Stock Exchange. The acquisition was financed by long-term index linked and unlinked bank loans. The acquired shares were collateralized to the bank. 50% (2001-80%) of the loans are non-recourse.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

B.	Liabilities and contingencies

	1.	Indemnification exemption and Insurance of directors and senior officers

In September 2002, a special general meeting of the Company approved the following resolutions:

a.

To indemnify eligible directors and senior officers of the Company and its subsidiaries, in the past, present and future, beginning as of January 1, 1995. This indemnificantion is limited to the events and to the amounts stated in the resolution.

		b.	To exempt eligible directors and senior officers of the Company and its subsidiaries from all liabilities on account of their obligation to act judiciously in regard to the Company.

c.

To provide liability insurance for eligible directors and officers of the Company and its subsidiaries, in the past, present and future, beginning as of January 1, 1995. Pursuant the above, the Company insured its directors and senior officers in a total amount of $ 10 million.

	2.	Pending litigation

a.

Claims (mostly legal claims) arising in the normal course of business have been lodged against consolidated and affiliated companies. In the opinion of the management, based on the opinions of their legal counsel, litigation costs which are both probable and estimable have been accrued.  In certain cases, it is not possible to determine the final outcome of such claims.

b.

As a result of arbitration proceedings between the Fuel Authority and the agents’ and station owners’ organization, to which Sonol was not a party, the arbitrator ruled that the Fuel Authority is to reimburse the station owners for the depreciation on their investments in stations. The arbitrator’s award was confirmed by the district court. The Fuel Authority, in turn, demanded that the oil marketing companies reimburse the station owners for the depreciation (to the extent payable) since it claims that the depreciation component was previously recognized by the Fuel Authority within the framework of the Price Structure. In the opinion of Sonol’s legal counsel, there is no basis for the fuel Authority’s demand. By virtue of the award, twenty five third party proceedings have been filed by the Government against Sonol regarding claims filed against the Government by station owners for the reimbursement of the investment in the construction of stations. The total of these proceedings amounts to NIS. 43 million. In a ruling dated October 4, 2002, the Jerusalem district court rejected all the claims made by the various station owners against Sonol in third party proceedings, for the reimbursement of their investments in stations. This ruling was appealed to the supreme court. In the opinion of the company’s legal counsel, the appeal’s prospects are not favorable.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28- Collateral, commitments and contingent liabilities (continued)

B.	Liabilities and contingencies (continued)

	2.	Pending litigation (continued)

c.

 In the years 1993-1995, three claims were lodged against a formerly affiliated company and against its shareholders, which included Sonol. The total amount of the claims is approximately NIS 65 million relating to the sale of fuel products pursuant to restrictive trade practices (as the plaintiffs allege) among the fuel companies. In the opinion of  Sonol’s and the formerly affiliated company’s legal counsels, the companies have a sound defense against the claims.

d.

 In 1999, a filling station operator, who received operating rights within the framework of an agreement between war invalids and the rehabilitation department of the Ministry of Defense, the Israel Land Authority and the fuel marketing companies, filed an action in the district court for a ruling declaring the cancellation of agreements between him and Sonol, claiming them to be illegal restrictive trade agreements in accordance with the Law for Restrictive Trade Practices.  The operator’s claim was rejected by the Court.  The operator filed an appeal with the Supreme Court contesting the facts of the case and the court’s conclusions. The appeal was referred to mediation which was unsuccessful. Therefore the appeal will be heard. In the opinion of Sonol’s legal counsel it is impossible to predict  the outcome of the appeal.

In two separate divergent rulings by district courts dealing with similar cases against another oil company, two divergent decisions were handed down. In one case the claimants claim was rejected, and in another case, the claimants claim was accepted. Appeals were filed against the two rulings with the Supreme Court who will hear both appeals.

Another war invalid operating a different filling station has also submitted a claim to the court for a declarative judgement claiming  that agreements between him and Sonol are restrictive trade arrangements and, therefore, void.  In addition, the claimant  is asking for a  declaration that the operating agreement includes discriminatory provisions in a standard contract, and that Sonol  be ordered to pay him approximately NIS. 2.1 million as a result of inflated prices which he claims Sonol charged him over the years. The case is at the hearing stage. It can be assumed, the ruling regarding this claim, as far as it concerns that of a restrictive trade agreement, will be the same as the above claim. If the arguments for the nullification of the agreements, as a result of their being restrictive arrangements, will be rejected by the court, Sonol’s defenses against the station operators’ financial claims have a reasonable to good chance of succeeding.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

B.	Liabilities and contingencies (continued)

	2.	Pending litigation (continued)

e.

In 2000, the operators of one of Sonol’s filling stations, against whom Sonol filed a claim in the district court in Tel-Aviv, instituted legal proceedings against Sonol. In one proceeding, they requested a declarative judgement stating that inasmuch as a filling station operated by them was to be “freed” under the terms of the arrangement reached between the fuel companies and the Controller of Restrictive Trade Practices, the contractual relationships between them and Sonol should be related to as having been terminated. It was also claimed that all agreements between the plaintiffs and Sonol be considered restrictive agreements and, thereby, cancelled. In another proceeding, the above operators are claiming an amount of  approximately NIS 16 million, alleging having paid exorbitant prices on account of the fuel products they purchased from Sonol, and maintaining that inasmuch as the contractual arrangements between them and Sonol have been terminated as claimed in the other proceeding, Sonol  had no right to charge such prices. In the opinion of Sonol’s legal counsel defense prospects are good, even though they are unable to determine the defense prospects regarding the claim of a restrictive agreement. See also sub-paragraph (d) above.  If this claim is accepted there is a risk that the financial claim against Sonol will also be accepted (even though, in such a case, the amount of the claim is exaggerated). Should the above claim regarding a restrictive agreement not be accepted, the prospects of the financial claim against Sonol will be weak.

f.

In the year 2000, former operators of a filling station filed a monetary claim against Sonol in the amount of approximately NIS 4.5 million on account of alleged exorbitant prices paid for of fuel products purchased from Sonol, maintaining that the contractual arrangements between them and Sonol have been cancelled and/or terminated, being restrictive arrangements. At this time, Sonol’s legal counsel are of the opinion that Sonol’s defense claims, although difficult to assess, are not insignificant. The matter was referred to mediation which was unsuccessful and, therefore, the case will be heard before the court.

g.

Sonol filed a claim against one of its agencies for approximately NIS 40 million in the Tel Aviv district court on account of an unpaid balance and damages caused to the Company, alleging that the agency violated the terms of the agency agreement by dealing with one of Sonol’s competitors. The agency, in turn, filed a counterclaim in the amount of approximately NIS 62 million, stating various causes, including a claim that the contractual agreement between it and Sonol is a restrictive agreement.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

B. Liabilities and contingencies (continued)

2.	Pending litigation (continued)

In the opinion of Sonol’s management, based on opinion of the company’s legal counsel, the prospects of Sonol’s claim against the agency relating to amounts owed to Sonol are good and, regarding the amount claimed for compensation on account of the violation of the agency agreement, such amount is subject to deliberation by the court. Regarding the prospects of the agency’s counterclaim, Sonol’s legal counsel are unable, at this time, to estimate its prospects, insofar as it relates to the claim of a restrictive agreement.  Should the claim of a restrictive arrangement be rejected by the court, the prospects of the counterclaim will not be favorable.  At this time, the dispute has been referred to mediation.

h.

In 1999, an agency of Sonol, which also operates stations on Sonol’s behalf, filed a claim against Sonol asking for declarative and monetary relief.  The agency claims that the agreement in effect with Sonol, in regard to one of the stations is a restrictive trade arrangement, and is also a uniform contract with discriminatory provisions and is thus void.  In addition the agency is asking that the station be “freed” under the terms of  the arrangement with the Controller of Restrictive Trade Practices, and is, therefore, requesting declaratory relief from the court regarding the cancellation of rights granted Sonol to the land on which the station is located, including leasehold and other proprietary rights. The agency is also asking that Sonol be required to pay approximately NIS. 16 million on account of the inflated prices which Sonol is alleged to have charged over the years. It should be noted that Sonol filed a monetary counterclaim against the same agency in the amount of approximately NIS. 20 million on account of amounts due from the agency from the purchase of fuel products from Sonol. A date has been set for pre-trial deliberations.

At this time, legal counsel is unable to assess the defense prospects in regard to the alleged restrictive agreement. See also note (d). Should the district court rule in favor of this claim, there is also a risk that the court will accept the monetary claim against Sonol (which, even in such case, the amount of claim is by all accounts exaggerated). If the agency’s claim of a restrictive agreement is not accepted by the court, the prospects of the monetary claim against Sonol, are weak.

i.

In May 1997 a filling station owner filed a claim against Sonol in the amount of approximately NIS. 7 million, claiming that the company owes him commission differentials on account of prior years. In addition, the station owner is asking the court to declare the contracts signed between him and Sonol as void, claiming, inter-alia, that they are a restrictive arrangement .At this time, legal counsel is unable to estimate the defense prospects regarding the claim of a restrictive trade agreement. If the claim regarding a restrictive agreement is not accepted, Sonol’s prospects for a favorable decision are reasonable.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

B. Liabilities and contingencies (continued)

2.	Pending litigation (continued)

Two additional claims were submitted by two filling station operators in the amount of approximately NIS  4.3 million, for commission differentials they claim, are due them. These were submitted subsequent to Sonol’s demand that the station operators relinquish the operation of Sonol’s stations. In one claim, in the amount of NIS. 1.2, million, Sonol reached an agreement subsequent to the balance sheet date, whereby the parties would rescind their claims against one another.  In the opinion of Sonol’s legal counsel, the second claim’s prospects against Sonol are weak.

j.

In April 2001 Sonol filed legal claims four of its station operators for their eviction from all four stations and also for the recovery of a debt in the amount of NIS. 9.6 million. Regarding the eviction claim, the defendants claimed that Sonol entered into a new agreement with them which granted them the right to continue operating the stations for an additional period, and simultaneously, the station operators filed a counter claim for damages in the amount of NIS. 10 million. In November 2002, the Tel-Aviv magistrate’s court ruled in favor of Sonol for the defendants’ eviction, and the stations were returned to Sonol. The mutual financial claims have not yet been heard by the court. In the opinion of the Sonol’s management, based on its legal counsel, the prospects in regard to the claim against Sonol are weak, while, on the other hand, Sonol has a sound basis for its claim against the station operators.

k.

In December, 2001 filling station operators filed a claim in court against Sonol asking for declarative relief, by granting them rights in the station, preventing Sonol from terminating the agreement appointing them as the station operators and integrally connecting theirs and Sonol’s rights to the station. Furthermore, they asked the court to be recognized as protected tenants regarding the station. In addition, they asked the court to declare the agreements between them and Sonol to be a restrictive trade arrangement and to order Sonol to sell them fuel products at “free market” conditions and prices. The station operators are also claiming an amount of approximately NIS. 4.7 million, claiming that as a result of a restrictive trade arrangement, Sonol charged them prices in excess of those they would have paid under “free market” conditions, and, also, claiming that Sonol acted in a prejudiced way against them by charging them higher prices than those which Sonol sells to other operators and agents. Sonol submitted its defense and, also filed a counterclaim for the eviction of the station operators.

In the opinion of the company’s legal counsel, Sonol has a sound defense albeit, at this time, they are unable to predict the defense prospects regarding the claim of a restrictive trade arrangement.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 – Collateral, commitments and contingent liabilities (continued)

B. Liabilities and contingencies (continued)

3.	Pending litigation (continued)

If the claim to nulify the agreements on the grounds that they are a restrictive trade arrangement is not accepted, then according to the estimate of the company’s legal counsel, on the basis of the facts submitted to them stating, inter-alia, that the station and agency in question purchase fuel products at similar prices as those paid by other filling stations of the same type within the Sonol network of stations and other agencies, then Sonol’s defense prospects as they relate to the financial claim are reasonable.

l.

In February 2000 a motion was filed against Sonol, together with Paz Oil Company Ltd. and “Delek” the Israel Fuel Corporation Ltd. to allow a class action relating to the alleged collusion in the fixing of the price of gasoil to consumers.  This claim, after being updated and if allowed as a class action, will amount to approximately NIS. 249.6 million against all the companies, of which Sonol’s share is approximately to NIS. 58.6 million, Sonol denies the claim and, according to its legal counsel, chances are good that it will not be allowed as a class action.

m.

In May, 2001 a motion was filed in the Jerusalem district court against Sonol and its subsidiary company, Sprint Motors Ltd. (“Sprint”) and four additional companies by customers who purchased fuel products in filling stations, contending that the defendants charged an illegal “service charge” from their customers over a period of many years. The plaintiffs have asked the court to recognize their claim as a class action. The amount of the claim is NIS. 5.30 and, should the court allow a class action, it will total approximately NIS. 404 million. From the claim, it is not clear as to what is Sonol’s and Sprint’s share of this amount. In the opinion of the Company’s management and its legal counsel, the chances of the claim to be recognized as a class action are weak.

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

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 – Collateral, commitments and contingent liabilities (continued)

B. Liabilities and contingencies (continued)

2.	Pending litigation (continued)

The court ruled only partially in favor of the class action, allowing the claim to be submitted as a class action for declaratory relief only, in accordance with the Consumer Protection Law, regarding the gas companies’ obligation to refund to their customers amounts actually paid for periodic inspections which did not take place, retroactive to the date of agreements entered into with each customer.  The court rejected the claim for financial and other remedies against the gas companies.  Supergas has requested permission from the Supreme Court to appeal the above ruling and, in the opinion of its legal counsel, has valid causes for appeal, both factually and legally. In the opinion of the Company’s management, Supergas has recorded an adequate provision in its books for any potential exposure.

o.

In June, 2001, a claim was filed in the Tel Aviv district court against Supergas, together with a request that the claim be recognized as a class action, in the amount of NIS. 133 million. In addition, Supergas was informed of two additional claims filed against two other gas companies and to which Supergas was included on a formal basis only. The plaintiffs claim to be Supergas’ customers of central gas and contend, inter-alia, that Supergas and other gas companies unlawfully charge their customers a periodic fixed  charge which was not agreed upon in contracts signed between them and Supergas.  Therefore, they contend that Supergas should refund the amounts paid and, in addition, should make an “appropriate” compensatory payment in a manner as to be determined by the court. In the opinion of Supergas’s legal counsel, based on the data presently available, Supergas’ prospects of success are greater than those of the plaintiffs.

p.

In August, 2001 Petroleum and Energy Infrastructures Ltd. and Oil Products Pipeline Ltd. (“plaintiffs”) filed a claim in the amount of NIS. 6.7 million against Sonol and two other fuel companies. According to the plaintiffs, who are engaged in the pumpover of fuel products through a network of pipelines, they also serve as a “clearing house” for the defendants whereby the defendants sell and buy through the plaintiffs the excess/shortage of amounts of fuel that have accumulated. The plaintiffs claim that Sonol and others unlawfully netted amounts from payments due to them, thus causing financial losses to the plaintiffs. The amount claimed from Sonol is approximately NIS. 1.3 million. Sonol has not yet submitted its defense. In the opinion of its legal counsel, inasmuch as the claim is at an early stage, it is difficult to assess its prospects. Nevertheless Sonol has good defense claims.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 – Collateral, commitments and contingent liabilities (continued)

B. Liabilities and contingencies (continued)

2.	Pending litigation (continued)

q.

A group of greenhouse owners, claiming damage caused to them in the amount of approximately NIS. 9.6 million as a result of the use of defective light fuel oil produced by Oil Refineries Ltd. and sold to them by the oil marketing companies, has filed a claim against, Sonol, Oil Refineries Ltd., Paz Oil company Ltd., “Delek” the Israel  Fuel Corporation Ltd. and  Alon Israel Fuel Company Ltd. Sonol’s share of this claim amounts to approximately  NIS. 3.4 million. In the opinion of Sonol’s management, Sonol has a sound defense against this claim and, in addition, has insurance coverage included in a product liability policy.

r.

Pi-Gliloth Petroleum Terminals and Pipeline Ltd. filed a financial claim against Petroleum Products Pipeline Ltd. and the fuel marketing companies “Sonol” “Paz” “Delek” and “Dor” in the amount of approximately NIS. 8.1 million. The plaintiff claims that it was entitled by law to payment from the defendants on account of storage of fuel products in storage transfer tanks it owns in its Ashdod installation. The amount claimed from Sonol is approximately NIS. 1.2 million. The claim has been forwarded to arbitration. In the opinion of the Sonol’s legal counsel, its prospects for receiving a favorable ruling are good.

s.

Petroleum Infrastructures Ltd. filed a financial claim in a summary procedure in the amount of approximately NIS. 2.8 million against “Sonol”  “Paz”, and “Delek” on account of the netting of the said amount by the defendants from payments, under the pretext that gasoil stored by the plaintiff on their behalf was deleted, at some stage, from its records. The amount claimed from Sonol is NIS. 0.7 million. To date, no reply has been received. The prospects of  Sonol’s defense claims are good.

t.

Following the filing of a claim against Dan–Cooperative for Public Transportation Ltd (“Dan”) in the amount of NIS. 1.6 million for the return of equipment loaned to Dan by Sonol for the construction of an internal filling station, in accordance with an agreement signed between Dan, Sonol, Paz Oil Company Ltd., “Delek” the Israel Fuel Corporation Ltd. and Sonol. Dan, in June 2002, submitted a counterclaim in the magistrate’s court in Tel-Aviv in the amount of NIS. 10 million.

In its counterclaim, Dan contends that the agreement signed with the three  fuel companies is illegal and, being a restrictive arrangement entered into as a result of the companies taking advantage of their monopolistic power, is therefore, null and void. Dan maintains that during the period between 1980-1989 when it purchased fuel products from the fuel companies, it paid exorbitant prices in amounts totalling NIS. 15 million. However, due to the cost of the court fee, its counterclaim was submitted in an amount of NIS. 10 million. Sonol’s share of this claim amounts to approximately NIS. 2 million. The company has submitted its defense. In the opinion of Sonol’s legal counsel, the defense prospects are more favorable than these of the plantiffs.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 – Collateral, commitments and contingent liabilities (continued)

B. Liabilities and contingencies (continued)

2.	Pending litigation (continued)

u.

Two investigations have been instituted by the Israel Police and the Ministry of Energy against Supergas regarding two instances  of deaths of customers from leaks of poisonous gas from gas heaters. In one instance, the prosecution decided to prosecute a Supergas technician and not to prosecute Supergas or any of its managers. In the second, no recommendation has yet been received from the police or from the prosecution.

v.

In August 2000, Bank Hapoalim filed a claim against Supergas for the payment of an amount of NIS. 3.6 million they claim is owed to the bank by Etzion Gas Products (1998) Ltd. (50% ownership). No date has yet been set for deliberations. Supergas filed for the total cancellation of this claim inasmuch as it did not provide any guarantees for amounts owed by Etzion Gas Products (1998) Ltd. Supergas’ request was denied and it has appealed the decision. In the opinion of the Company’s management and its legal counsel, Supergas’ defense prospects are good.

w.

In November, 2002, a claim for declaratory relief was filed against Mini Israel Limited Partnership, (“Mini Israel”) in which the Company holds a 35% interest, claiming that project built and managed by Mini Israel was illegally taken from a resource project written by two students working on their master’s degree in business administration. According to the claimants, the research project included a business plan and feasibility studies to be used in constructing a similar project and that use of the claimants’ research  project in building the project constitutes unjust enrichment, the theft of proprietary secrets, breach of trust and breach of contractual liability. As of the date of the financial statements, Mini Israel has not yet submitted its defense. In the opinion, of the Mini Israel’s management, based on the opinion of its legal counsel, the defense prospects are good.

	x.	Concerning an additional claim against Sonol – see note 31(E).

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

C.	The consolidated companies are committed as of balance sheet date as follows:

	(1) Commitments:	NIS. thousands

	Acquisition of fixed assets	186,624
	Suppliers of fuel, luboils and equipment
	(delivery January-December 2003)	711,432

	Completion of projects	78,421
	Rental leases and obligations regarding stations, facilities and
	buildings in accordance with signed agreements (*)	1,313,843

	Lease obligation for a computer and other equipment for
	a period of up to one year	1,065

	Automobile operating lease agreements (**)	8,566

	Amounts payable on account of management services (see note 30b)	6,821

	(*) Rental and leasing liabilities:
	2003	107,011
	2004	106,651
	2005	96,920
	2006	88,990
	2007	102,165
	2008 and thereafter	812,106

		1,313,843

	(**)Liability in respect of automobile operating lease agreements:
	2003	3,741
	2004	3,170
	2005	1,655

		8,566

	(2) Commitments for investments:

	a.

In 1998, a consolidated company entered into a joint venture to construct a building project on jointly owned land. Construction which began in September 2000, will include a 23 story office building covering an area of approximately 23,000 square meters and underground parking facilities. In addition, the company signed an agreement whereby it agreed to pay the city of Tel Aviv an amount of NIS. 12.2 million, linked to the Index, for betterment taxes.  As of the balance sheet date, the balance of the liability payable amounted to NIS. 9.2 million. The partners in the joint venture, also entered into an agreement with a bank whereby the bank will provide construction financing throughout the construction period.  In return, the consolidated company collateralized its rights to the land and future payments from the project to the bank.

	b.

Should the restructuring of the companies in the group be realized (see note 1), it is expected that the Company will incur costs, primarily professional fees, taxes on the transfer of assets between companies and other fees.  At this time, the extent of these costs is not known.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

C.	(2)	Commitments for investments: (continued)

		c.

In the year 2000, The Controller of Oil Interests in the Ministry of National Infrastructures (“Controller”) granted a license to Granite – Sonol Oil and Gas Drilling Limited Partnership for oil exploration on a tract of land of over 400,000 dunam located between Or Yehuda in the north, Kiryat Malachi in the south and Mishmar Ayalon in the east and known as License No. 302/ “Modiin”. Under the terms of the license, the Limited Partnership was obligated to carry out certain preliminary activities by October 1, 2001. A dispute has arisen between the Controller and the Partnership in regard to carrying out the preliminary activities. On January 9, 2002 the Controller issued a warning to the Company informing it of his intention to revoke its license, due to the non-fulfillment by the company of the agreed upon work plan, with a recommendation that the Company make all the necessary corrections within 60 days in order to prevent the revocation of the rights granted to the Limited Partnership under the terms of the license. The Company appealed the decision. Subsequently, on March 3, 2002, the Company received a notice in accordance with Paragraph 55(c) of Oil Law, stating that the license will not be revoked prior to a ruling by the Minister.

		d.

On September 30, 2001 an agreement was signed between the Company and  Naspen Ltd. of the Baran group, whereby the parties to the agreement will invest in equal shares in Oganim Beyarok Ltd. which has been assigned to deal in the country and abroad with leasing land and masts for constructing antennas for communication equipment (TM-Tower Management). According to the terms of the agreement, the Company will invest up to approximately 5 million U.S. dollars. As of the balance sheet date, the Company invested NIS. 2.2 million.

		e.	A consolidated company constructed a water purification plant which it has agreed to operate for a period of 10 years beginning January 2000.

		f.

Agreements have been signed by consolidated companies to pay royalties on account of knowhow they have acquired. The royalties, paid as a percentage of the sales of certain products, amounted to approximately NIS. 1 million over each of the past three years.

		g.

On December 9, 2002 a consolidated company signed a licensing agreement with the German company, Henkel KGaG whereby Henkel granted the company an exclusive license to manufacture and sell various chemical products, glues and sealants  in Israel, Jordan and the Occupied territories.  In accordance with the agreement, the company is entitled to import the products or to manufacture them according to the knowhow and planning of Henkel.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

C.	(2)	Commitments for investments: (continued)

h.

A consortium companies, of which the Company through a consolidated company is a member, was awarded a tender for the desalination of sea water. For this purpose, the consortium formed a company, Via Maris Desalination Ltd.(“Derech Hayam”), of which the Company holds 26.5%.On October 28, 2002 Derech Hayam signed an agreement with the State of Israel (“Rights agreement”) whereby it will plan, finance, construct, operate and maintain a sea water desalination plant having an annual capacity of 30 million cubic meters under the “BOO” (Build, Own and Operate) method (“Project”). The agreement is subject to the approval of the finance committee of the Knesset. Until such approval is guaranted each party is entitled to cancel the agreement within a period of a half year from the date the rights agreement was signed. The Rights agreement is for a period of 24 years and 11 months (“Rights period”), during which time, within a period of 2½ years, Derech Hayam is obligated to construct a desalination plant having a yearly capacity of 30 million cubic meters. In return for constructing and operating the plant, Derech Hayam will be entitled to receive a fixed amount for providing available desalination capacity and, also, a variable amount for quantities of sea water actually desalinated. The amount of water to be desalinated yearly will be determined jointly, in advance annually, by Derech Hayam and the Desalination Authority.

The shareholders and Derech Hayam have jointly and individually guaranteed to the State of Israel the fulfillment of the terms of the Rights agreement signed with Derech Hayam and other agreements signed among  themselves.

The shareholders of Derech Hayam provided a performance guarantee to the State of Israel in amounts totaling NIS. 35 million of which the Company’s share is approximately NIS. 9.3 million. At the beginning of construction, the shareholders’ guarantees will be increased to a total of approximately NIS. 92.5 million of which the Company’s share will be NIS. 24.5 million. Each of the shareholders of Derech Hayam provided a guarantee for its share of a loan taken from a bank based on its proportionate share in the Company. The Company’s share of the guarantee amounted to approximately NIS. 500 thousand. As of the date of the financial statements, the Company provided guarantees on behalf of Derech Hayam totaling approximately NIS. 9.8 million.

Derech Hayam and its shareholders also signed an agreement to form a partnership for the construction of the desalination plant. The shareholders will most likely be required to provide a performance bond to Derech Hayam for an amount equal to approximately 12.5% of the estimated NIS. 380-400 million construction cost based on their proportionate ownership share of the Company.  The Company’s share of this bond, if required, will amount to approximately NIS. 13 million. Derech Hayam intends to finance the construction of the plant through outside source and through capital provided by its shareholders for 12-15% of the requirements. The Company’s share of

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

C.	(2)	Commitments for investments: (continued)

this capital amounts to approximately NIS. 21 million. The consolidated company’s portion of the shareholders’ loans to Derech Hayam amounts to NIS. 778 thousand. The loans are index linked. As of the balance sheet date, the consolidated Company recorded an investment of NIS. 950 thousand which includes the shareholder’s loan and various capitalized costs.

i.

In October 2002, a group in which a consolidated company is a member won a tender published by Mekorot Water Company Ltd. for the planning, construction and initial operation of a water desalination plant in Ashod having an annual capacity of 45 million cubic meters. The total cost of the project, approximately NIS. 426 million, will be financed through a bank loan within the framework of a financing agreement which will be in effect throughout the construction period. The construction is expected to continue for approximately 1½  years and the plant is expected to be operational in the summer of 2004. The consolidated Company’s share in the project is 24%.

On October 31, 2002 a protest was filed in the Tel-Aviv district court by one of the tender participants against the decision to award the tender to the group and was rejected. The matter is pending in the supreme court, together with a temporary restraining order preventing any additional agreements and work on the project until a decision is handed down by the court.

j.

On November 4, 2002 a joint venture agreement was signed in equal parts between a consolidated Company and Hefer Ecologies Aguda Shitufit Agricultural Cooperative Ltd. to construct and operate a plant for treating agricultural and other residues in the Emek Hefer area. The agreement is for a period of 18 years and it’s estimated cost will be approximately NIS. 20 million. In accordance with the terms of the agreement, the consolidated company will provide capital and financing of up to NIS. 10 million to the partnership. As of the balance sheet date, another consolidated company has committed itself to providing guarantees amounting to approximately NIS. 6.5 million to a consortium of banks on behalf of a consolidated company. As of the balance sheet date, the consolidated company has recorded an investment of approximately NIS. 2.8 million.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 28 - Collateral, commitments and contingent liabilities (continued)

D.						The consolidated companies have contingent liabilities as of the balance sheet date as follows:

						NIS.(thousands)

	1. Open letters of credit for purchase of equipment					2,043
	2. Bank guarantees in respect of customers
	and an affiliated company					42,932
	3. Performance guarantees to customers and others					32,405
	4. Guarantees to municipalities and tax authorities					11,871
	5. Guarantees to banks for credit and other liabilities of
	affiliated companies					2,031
	6. Other guarantees					3,408
	7. Guarantees given to a government agency on account of
	the liabilities of a consolidated company regarding its					Unlimited
	share in an oil and gas exploration agreement					Amount
	8. Guarantee on account of the liabilities of a consolidated					Unlimited
	company in regard to a tender					Amount

E.	Credit Risks

1.	The maximum credit risks of the Company regarding its financial assets do not exceed the book value of the financial assets less the existing collateral held by the Company.

2.

The concentration of credit risks results from the consolidated company’s customers and long-term receivables (long-term loans granted) being of a similar character (independent fuel agencies).  The highest balance is that of an agent whose current balance (included in trade receivables) and whose long-term balance (included in long-term loans) total approximately NIS. 36.2 million. A portion of amounts due from customers are collateralized as is customary in the industry.  The financial statements include specific provisions for receivables, whose the collection in the opinion of the management, is questionable.

F.						Currency Future Transactions

Currency futures	Currency	Currency	Date of	Amount	Amount
Contracts	Receivable	Payable	expiration	receivable	Payable	Fair value

				NIS.thousands	NIS.thousands	NIS.thousands

Futures transaction	U.S.dollars	NIS.	(1)	3,647	3,522	125

	Euro	NIS.	(2)	10,995	10,435	560

				14,642	13,957	685

(1)						February 3, 2003 to April 2, 2003
(2)						January 7, 2003 to February 27, 2003

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 29 – Events in the fuel sector

In accordance with the Law for Arrangements in the State Economy (2001) and the regulations thereto, changes have been enacted regarding the holding of Emergency stocks of fuel products. The new regulations established two categories of Emergency stocks: Security inventories and Civilian inventories (see note 2.C.1). The Security inventories are stored in separate tanks at specified locations and are designated to be used in case of an emergency. The Security stocks are therefore included in the financial statements as Non-current inventories. The government will continue to finance and guarantee the value of inventories defined as Security inventories.

Regarding the Civilian inventories, fuel companies selling gasoil to the civilian market were required to hold gasoil stocks as determined by the Law for Arrangements in the State Economy (2001) and its regulations. These regulations were suspended following an interim order by the supreme court on August 26, 2002 canceling the requirement that the fuel companies hold Civilian inventories. As a result, in November and December 2002, Sonol sold its Civilian inventories. It continued holding Security inventories and Commercial inventories to meet its current needs. As a result of the above changes, the commercial inventories increased as did its exposure to fluctuations in the value of its inventories, due to fluctuations in the market prices of petroleum products.  Price fluctuations of petroleum products may materially affect the periodic operating results of the Company. The Company is exploring ways to minimize those effects. It is not possible to predict the effects of these changes on the Company’s  financial results.

NOTE 30 - Transactions and balances with interested and related parties

a.	Income and expenses from interested and related parties.

	1.	Consist of:
		Year ended December 31,

		2002		2001		2000

		NIS. (thousands)

		Interested	Related	Interested	Related	Interested	Related
		parties	parties	Parties	Parties	parties	parties

	Financing income	-	943	-	862	-	1,128
	Income from
	management
	services	-	811	-	466	-	1,668
	Purchases of fuel
	products	347,715	-	408,717	-	454,035	-
	Services
	purchased	443	-	701	-	849	-

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 30 - Transactions and balances with interested and related parties (continued)

a.	Income and expenses from interested and related parties (continued)

2.

The decision as to the price at which purchases of fuel products are made from an interested party is determined by comparison to the price at the gate of the Oil Refineries Ltd. and the prices charged by other competing suppliers a that time.  The price paid by Sonol at any given time was lower than any other alternative available.  Credit terms were not less than those available from the Oil Refineries Ltd. or from any other supplier.

3.

Other transactions with interested and related parties are conducted in the normal course of business and according to normal credit terms and do not exceed 10% of the Company’s transactions.  The Company has been granted an exemption in accordance with paragraph 64(3) D of the Securities Regulations (Preparation of Annual Financial Statements (correction) – 1995) from the requirement to disclose transactions with interested parties and affiliated companies made during the normal course of business of the Company.

4.

Sonol purchases most of its fuel products from Oil Refineries Ltd. which is obligated to supply its products to the fuel marketing companies at the refinery gate price which is under government control.

b.	Benefits to interested parties

	Number Of Persons	Year ended December 31,

		2002	2001	2000

		NIS. (thousands)

1. Interested party employed
by the Company	1	3,699	3,232	3,391

2. Directors	13	1,064	1,093	1,028

3. Management services*		2,132	-	-

*

The Company has a commitment to pay $ 40,000 per month to an interested party for management services for a period of 36 months commencing on January 1, 2003. The expenses for management services are contingent upon the approval of the General Meeting of the Company.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 30 - Transactions and balances with interested and related parties (continued)

c.	Balances with interested and related parties

	Year ended December 31,

	2002		2001

	NIS. (thousands)

	Interested	Related	Interested	Related
	Parties	Parties	Parties	Parties

Current assets:
Trade receivables	1,079	13,907	1,125	27,639
Other receivables	-	203	-	216

	1,079	14,110	1,125	27,855

Loans and capital notes
to subsidiary companies		20,740		10,079

The highest balance with
Interested parties during
the year	3,921		2,984

Current liabilities:
Trade payables	33,475	3,664	24,298	7,247
Other payables	-	5	-	539

	33,475	3,669	24,298	7,786

The highest balance with
Interested parties during
the year	47,909		46,699

Commitment to purchase
products from an interested
party	108,951		20,055

NOTE 31 - Subsequent events

A.

On February 4, 2003 Granite-Sonol Oil and Gas Drilling Limited Partnership notified licence owners “Matan” and “Michal” in the Gal A and B exploration sites, that it will not participate in the drilling at “Tamar 1”. As a result, the Limited Partnership relinquished .its rights in the Gal A + B exploration sites. The Partnership’s investment in these exploration sites, was written off in the current year’s financial   statements. (See notes 11,25 ).

B.

In anticipation of the expiration of the chief executive officer’s employment contract with the Company on June 30, 2003, a contract which provided for an automatic extension in the absence of notification otherwise, by the parties to the agreement, the chief executive officer notified the chairman of the board of the company that he will end his term on the above date. His announcement to the chairman of the board was  made for personal reasons. A new chief executive officer was appointed in his place.

GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 31 - Subsequent events (continued)

C.

On January 21, 2003 the Pi-Gliloth Petroleum Terminals and Pipelines Ltd. (“Pi-Gliloth”) fuel dispensing installation, situated north of Tel-Aviv, was closed. The Company holds approximately 13.21% of the shares of Pi-Gliloth. The remaining installations of Pi-Gliloth throughout the country continue to operate as usual.

On January 21, 2003 an agreement between Israel Lands Authority (“Lands Authority”) and Pi-Gliloth was approved.

Following are the main terms of the agreement:

	(1)	The supplying of fuel products at the Pi-Gliloth installation will terminate upon the approval of the agreement by the Lands Authority, at which time, the agreement takes effect.

	(2)	Pi-Gliloth will absorb all the costs related to the cessation of the dispensing of fuel products.

(3)

The leasing agreement for the land at the Gliloth site by Pi-Gliloth will remain in effect. The Lands Authority will initiate a plan for redesignating the land at the site (“Authority plan”). Pi-Gliloth will be entitled to use the newly designated land, subject to the conditions provided for under Ruling No. 933 of the Lands Authority which requires the lessee, using the land for a purpose other than that previously designated, to pay a permit fee.

(4)

If as a result of a judiciary ruling the Lands Authority will be prevented from utilizing the newly designated land, or if the Authority plan is not approved by February 1, 2018, Pi-Gliloth will be entitled to a reimbursement of the costs related to vacating and relocating the installations to an alternate site. The reimbursement for the costs of vacating the site will be paid in full to Pi-Gliloth by the Lands Authority, no later than 15 years from the date of the agreement, and subject to the cancellation of the leasing agreement.

	(5)	If required, the Land Authority will absorb the land reclaiming costs.

	(6)	Pi-Gliloth will withdraw its alternate plan for redesignating the land (The Safdie plan) and will withdraw its objection to the plan presented by the Lands Authority.

D.

Following an offering by Nitzba Hevra Le-Hitnahalut (“Nitsba Hitnahalut”) to sell the shares of Nitsba Hinahalut held by its owners, the company, on February 2, 2003, submitted an offer to purchase the shares. On March 5, 2003, Nitsba Hitnahalut notified the Company, without providing any reason, that it is terminating the negotiations with the Company and is continuing negotiations with another party. The Company is considering actions to be taken.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 31 - Subsequent events (continued)

E.

On February 16, 2003, a filling station operator filed a counterclaim against Sonol and another oil company for NIS. 2.9 million, claiming restrictive and discriminatory provisions in a standard contract.

The counterclaim was filed following a claim filed by Sonol for the eviction of the filling station operator due to non payment of his debts. The company has not yet submitted its defense and in unable, at this time, to estimate the counter claims prospects.

F.

The Board of Directors of the company decided to propose the declaration of a dividend in the amount of NIS. 80 million at General Meeting of the Company which will take place on April 3, 2003. Assuming the proposal will be approved, the determination date will be April 4, 2003, the ex-dividend date April 6, 2003 and the dividend will be paid on April 15, 2003.

NOTE 32 – Financial statements translated into U.S. dollars

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

The functional currency of the Company is the U.S. dollar. The consolidated financial statements in U.S. dollars are prepared in accordance with translation principles identical to those prescribed by Statement of Financial Accounting Standards No. 52 (“F.A.S.B. 52”), based on the historical nominal amounts.

The financial statements of subsidiaries, whose functional currency is NIS., were translated into U.S. dollars according to the exchange rate in effect on the balance sheet date. Differences arising from the Company’s investment in its subsidiaries based on the U.S. dollars, and the Company’s share in the equity of these subsidiaries, translated to U.S. dollars at the current exchange rate, are included in “Accumulated foreign currency translation adjustments” in shareholders’ equity. Exchange rate differences arising from loans taken in NIS. for the financing of investments in subsidiaries, have also been included in that component of shareholders’ equity.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 32 – Financial statements translated into U.S. dollars (continued)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Translated to U.S. Dollars

	December 31,

	2002	2001

Current assets
Cash and cash equivalents	7,103	7,717
Marketable securities	3,716	6,070
Trade receivables, net	222,744	194,229	*
Other receivables and current assets	26,973	23,769	*
Receivables on account of projects
in progress	3,672	4,213
Inventories	46,055	58,620

	310,263	294,618

Non-current inventories	25,344	28,578

Investments, long-term loans and
receivables
Affiliated companies
and others	32,804	40,377
Long-term loans	27,521	27,750
Deferred taxes, net	3,627	3,259

	63,952	71,386

Fixed assets net of accumulated
Depreciation	246,240	253,309

Intangible assets and deferred
charges, net	30,040	27,406

	675,839	675,297

*Reclassified

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 32 – Financial statements translated into U.S. dollars (continued)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Translated to U.S. Dollars

	December 31,

	2002	2001

Current liabilities
Credit from banks and others	242,237	281,311
Current portion of convertible
Debentures	-	3,047
Trade payables	42,532	36,390
Other payables	38,464	41,512

	323,233	362,260

Long-term liabilities
Long-term loans	198,762	150,571
Customers’ deposits	13,136	13,936
Liabilities for employee rights upon
retirement, net	6,210	6,892
Deferred taxes	14,614	16,161
Capital notes issued by a consolidated
company	45	191

	232,767	187,751

Minority interest	1,740	2,938

Shareholders’ equity	118,099	122,348

	675,839	675,297

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 32 – Financial statements translated into U.S. dollars (continued)

CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share data)

	Translated to U.S. Dollars

	Year ended December 31,

	2002	2001		2000

Sales	902,737	906,300	*	980,292	*
Less: Government imposts	291,354	301,286		313,010

Net sales	611,383	605,014		667,282
Cost of sales	450,659	461,856	*	537,696	*

Gross profit	160,724	143,158		129,586

Selling, general and
administrative expenses	103,722	88,816	*	79,941	*
Depreciation and amortization	20,432	18,653		19,115

	124,154	107,469		99,056

Income from operations	36,570	35,689		30,530

Financing expenses, net	(19,892)	(9,074	)*	(20,883	)*
Other (expenses) income, net	(9,844)	2,011		13,383

	(29,736)	(7,063)		(7,500)

Income before income taxes
and other items	6,834	28,626		23,030
Income tax expense	6,453	6,506		9,791

Income before other items	381	22,120		13,239

(Losses) Income of affiliates, net	(995)	2,687		2,375

Minority interest in consolidated
subsidiaries, net	(545)	(476)		(605)

Net (loss) income	(1,159)	24,331		15,009

Earnings per ordinary share
(in U.S. dollars):

Basic and diluted	(0.01)	0.18		0.11

*Reclassified

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 32 – Financial statements translated into U.S. dollars (continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

Translated to U.S. Dollars

	Common Stock	Capital reserves	Company’s Shares held by a consolidated company	Retained earnings	Accumulated other comprehensive income*	Cumulative foreign currency translation adjustment	Total

Balance as at January 1, 2000	59,599	64,328	(141)	(13,436)	585	-	110,935
Changes in 2000:
Net income for the year				15,009		-	15,009
Acquisition of the Company’s
shares held by a consolidated
company	-	-	(669)	-	-	-	(669)
Conversion of debentures to
share	97	714	-	-	-	-	811
Reclassification adjustment for
gains included in net income	-	-	-	-	280		280

Balance as at December 31, 2000	59,696	65,042	(810)	1,573	865	-	126,366
Changes in 2001:
Net income for the year	-	-	-	24,331	-	-	24,331
Divided paid	-	-	-	(27,934)	-	-	(27,934)
Acquisition of the Company’s
shares held by a consolidated
company	-	-	(62)	-	-	-	(62)
Reclassification adjustment for
gains included in net income	-	-	-	-	(353)	-	(353)

Balance as December 31, 2001	59,696	65,042	(872)	(2,030)	512	-	122,348
Changes in 2002:
Net loss for the year	-	-	-	(1,159)	-	-	(1,159)
Acquisition of the Company’s
shares held by a consolidated
company	-	-	(1,234)	-	-	-	(1,234)
Unrealized losses on securities	-	-	-	-	(1,198)	-	(1,198)
Foreign currency translation
adjustment	-	-	-	-	-	(235)	(235)
Reclassification adjustment for
gains included in net income	-	-	-	-	(423)	-	(423)

Balance as December 31, 2002	59,696	65,042	(2,106)	(3,189)	(1,109)	(235)	118,099

*      Deriving from unrealized gains (losses) on marketable securities, net of tax effect.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 32 – Financial statements translated Into U.S. dollars (continued)

The material differences between Israeli GAAP and U.S. GAAP as applicable to the financial statements are:

a)	Deferred taxes in respect of differences in measuring non-monetary items:
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

In accordance with Israeli GAAP:
Israeli GAAP divides marketable securities into two categories:
Marketable securities that constitute a “current investment” are stated at market value.

Marketable securities, that constitute a “permanent investment” are stated at cost (and in respect to debentures – include accumulated interest), except where their market value is lower, and the decline in value is not considered to be temporary.
Changes in value are charged to the statement of income. See also note 2F above.

In accordance with U.S. GAAP:

FAS No. 115 divides marketable securities into three categories:

(1)

Marketable securities that are acquired and held principally for the purpose of selling them in the near future, are classified as “trading securities” and are reported at their fair value. Unrealized gains and losses are included in the statement of income.

(2) Debt securities that the company intends hold to maturity are classified as “held-to-maturity” securities are reported at their amortized cost.

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

NOTE 32 – Financial statements translated Into U.S. dollars (continued)

(3)

Marketable securities, not  classified as either “held-to-maturity” securities or “trading securities”, are classified as “available-for-sale” securities and are reported at their fair value. Unrealized gains and losses are included in a separate item within the shareholders equity, and reported as other comprehensive income.

c)	Amortization of goodwill

In accordance with Israeli GAAP:

Under Israeli GAAP goodwill is amortized over the estimated benefit period, but usually no longer than 10 years.

In accordance with U.S. GAAP:

Under US GAAP, commencing January 1, 2002, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The implied fair value of this reporting unit exceeded its carrying amount and the Company was not required to recognize an impairment loss.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 10 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

d)	Other disclosures

Government imposts – consist of excise taxes imposed on fuel products mainly gasoline and gasoil

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

List of the main subsidiaries and affiliates

Holdings and Control as of December 31,2002%

Consolidated Subsidiaries:
Sonol Israel Ltd.	100
Sprint Motors Ltd.	100
Sprint Motors Transport (1999) Ltd.	100
Milchen Sonol Agency Ltd.	66.67
Sonol J-M Ltd.	70
Sonol Dan (1992) Ltd.	100
Sonol Darom Ltd.	100
Sonol Cnaan Ltd	51
Sonol Shani Agencies Ltd.	51
Sonor Ltd.	100
After Holdings Ltd.	100
Granita Holdings Ltd.	51
Granite-Sonol Oil and Gas Drilling-Limited Partnership	100
Tambour Ltd.	100
Tambour Ecology Ltd.	100
Tambourechev 1997 Ltd.	100
Safety Kleen (Israel) Ltd.	77
Tzach Serafon Ltd.	100
Serafon Trading 1997 Ltd.	100
Tambour Distribution Ltd.	100
Texma Chemicals Ltd.	100
Supergas Israel Gas Distribution Company Ltd.	100
Supergas Hanegev Ltd.	65
Supergas Rehovot (1989) Ltd.	100
M. Solomon & Co. Gas Agencies Ashkelon Ltd.	51
Supergas Hagalil Ltd.	100
Rav Gas Ltd.	55
Allied Oils and Chemicals Ltd.	100
Granite Hacarmel Holdings (1993) Ltd.	100
Granite Hacarmel Properties (1993) Ltd.	100
Granite Hacarmel Development Holdings Ltd	100
Granite Hacarmel Industries Ltd.	100
Granite Hacarmel Y.A. Holdings Ltd.	100
Granite Hacarmel NZV Holdings Ltd.	100
Granite Hacarmel Energy (1997) Ltd.	100
Granite Hacarmel Tourism Ltd.	100
Otzem Promotion and Investments (1991) Ltd.	100

 GRANITE HACARMEL INVESTMENTS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,  2002

List of the main subsidiaries and  affiliates (cont.)

Holdings and Control as of December 31, 2002%

Affiliated Companies (accounted for by the equity method):

Kleesson Holdings (1999) Ltd.	50
International Ilios Cotachem S.A.	43
Derech Hayam Desalination – Joint Venture	24
Derech Hayam Ltd.	26.5
Tambour – Hefer Ecolgy – Partnership	50
Yarok Az Ltd.	22.9
Nitzba Holdings 1995 Ltd.	9.82
Orpak Industries (1983)Ltd.	10.1
Park Mini Israel – Limited Partnership	35
L.D.I.-Leasing Dynamics International Ltd.	25.1
Green Anchors Ltd.	50

The above list does not include inactive and/or
immaterial affiliated companies and others

OPHIRTECH LTD.

(An Israeli Corporation)

2002 ANNUAL REPORT

OPHIRTECH LTD.

2002 ANNUAL REPORT

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT AUDITORS	2
FINANCIAL STATEMENTS - IN ADJUSTED
NEW ISRAELI SHEKELS (NIS):
Balance sheets	3
Statements of operations	4
Statements of changes in shareholders' equity	5
Statements of cash flows	6
Notes to financial statements	7-26

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O Box 452 Tel Aviv 61003 Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIRTECH LTD.

We have audited the balance sheets of Ophirtech Ltd. (the “Company”) as of December 31, 2002 and 2001 and the statements of operations, changes in shareholders’ equity and cash flows for each of the years ended on those dates and for the period from March 29, 2000 (date of incorporation, see note 1a(1)) to December 31, 2000. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Israel and in the United States of America, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations, the changes in its shareholders’ equity and its cash flows for each of the years ended on those dates and for the period from March 29, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in Israel. Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1b, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of nominal historical loss and shareholders’ equity to the extent summarized in note 11.

Tel-Aviv, Israel March 20, 2003	Kesselman & Kesselman Certified Public Accountants (Isr.)

Kesselman & Kesselman is a member of PricewaterhouseCoopers International Limited, a company limited by guarantee registered in England and Wales.

OPHIRTECH LTD.

BALANCE SHEETS

IN ADJUSTED NEW ISRAELI SHEKELS

		December 31
	Note	2002	2001
		In thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		6	1,053
Accountants receivable	9a	617	1,100

T o t a l current assets		623	2,153

INVESTMENTS IN COMPANIES	2	36,602	74,893

FIXED ASSETS:	3
Cost		114	398
L e s s - accumulated depreciation		34	70

		80	328

		37,305	77,374

Liabilities and shareholders' equity	5b
CURRENT LIABILITIES :
Short-term bank credit	9b	2,001	2,130
Short-term loan from a company which is an interested party	9c	8,507	5,019
Accounts payable and accruals	9d	702	655

T o t a l current liabilities		11,210	7,804
LIABILITIES FOR EMPLOYEE RIGHTS UPON
RETIREMENT, net of amount funded	4		71
COMMITMENT	5a

T o t a l liabilities		11,210	7,875
SHAREHOLDERS' EQUITY	6	26,095	69,499

		37,305	77,374

_______________ Eldad Ben Moshe _______________ Shlomo Shalev	) ) ) ) )	DIRECTORS

        Date of approval of the financial statements: March 20, 2003

        The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

STATEMENTS OF OPERATIONS

IN ADJUSTED NEW ISRAELI SHEKELS

				Period from March 29, 2000 (date of incorporation, see
		Year ended December 31		note 1a(1)) to December 31,
	Note	2002	2001	2000
WRITE-DOWN OF INVESTMENTS IN
COMPANIES	2	42,795	47,719	2,700
GENERAL AND ADMINISTRATIVE
EXPENSES	9g	325	1,054	231
FINANCIAL EXPENSES (INCOME) - net		138	(340)	(887)
CAPITAL LOSS ON SALE OF FIXED
ASSETS		146

LOSS FOR THE PERIOD		43,404	48,433	2,044

        The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITYIN

ADJUSTED NEW ISRAELI SHEKELS

	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total
	In thousands
PERIOD FROM MARCH 29, 2000 (DATE OF
INCORPORATION, SEE NOTE 1a(1)) TO
DECEMBER 31, 2000:
Issuance of share capital	*			*
Receipts on account of shares to be allotted,
see note 6b		140,265		140,265
Difference between cost of acquisition of
investments in companies from a company
under common control and the carrying value of
those investments on the books of that
company, see note 1a(1)			(20,289)	(20,289)
Loss			(2,044)	(2,044)

BALANCE AT DECEMBER 31, 2000	*	140,265	(22,333)	117,932
CHANGES DURING 2001 - loss			(48,433)	(48,433)

BALANCE AT DECEMBER 31, 2001	*	140,265	(70,766)	69,499
CHANGES DURING 2002 - loss			(43,404)	(43,404)

BALANCE AT DECEMBER 31, 2002	*	140,265	(114,170)	26,095

* Represents an amount less than adjusted NIS 1,000.

The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

STATEMENTS OF CASH FLOWS

IN ADJUSTED NEW ISRAELI SHEKELS

			Period from March 29, 2000(date of incorporation, see
	Year ended December 31		note 1a(1)) to December 31,
	2002	2001	2000
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(43,404)	(48,433)	(2,044)
Adjustments required to reflect the cash flows from
operating activities*	43,522	47,189	1,979

Net cash provided by (used in) operating activities	118	(1,244)	(65)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(104)	(294)
Investment in companies (2000 - including acquisition
from a company which is an interested party)	(4,504)	(17,638)	(133,834)
Proceeds from sale of fixed assets	46
Decrease (increase) in short-term loan to a company which
is an interested party		**12,888	(6,070)

Net cash provided by (used in) investing activities	(4,458)	(4,854)	(140,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts on account of shares to be allotted			140,265
Increase in short term loan from a company which is an
interested party	3,422	**5,019
Short-term bank credit	(129)	2,130

Net cash provided by financing activities	3,293	7,149	140,265

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(1,047)	1,051	2
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,053	2

BALANCE OF CASH AND CASH EQUIVALENTS AT
END OF PERIOD	6	1,053	2

* Adjustments required to reflect cash flows from
operating activities:
Expenses not involving cash flows:
Depreciation	56	67	3
Write-down of investments in companies	42,795	47,719	2,700
Capital loss on sale of fixed assets	146
Liabilities for employee rights upon retirement - net	506	71
Erosion of (linkage differences on) a loan with a
company which is an interested party	66	(61)	(886)

	43,569	47,796	1,817

Changes in operating asset and liability items:
Decrease (increase) in accounts receivable	483	(1,087)	(13)
Increase (decrease) in accounts payable and accruals	(530)	480	175

	(47)	(607)	162

	43,522	47,189	1,979

**Reclassified.

The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis, are as follows:

a.	General:

1)	Ophirtech Ltd. (the “Company”), which is owned by Polar Investments Ltd. (42.5%), Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (42.5%) and Gmul Investment CompanyLtd. (15%), was incorporated on March 29, 2000. The Company invests in start-up companies in various stages of development, from newly established enterprises to companies that have reached advanced development stage.

On March 30, 2000, the Company purchased investments in high-tech companies engaged in various fields of activity (communications, software, security, etc.) from Ophir Holdings Ltd. (“Ophir Holdings”), which at that time was a company under common control, for approximately adjusted NIS 77.5 million, an amount representing the fair value of the said investments. The difference between the proceeds and the carrying value of those investments on the books of Ophir Holdings was carried to the Company’s accumulated deficit, in accordance with the Israeli Securities (Presentation in Financial Reports of Acts between Body Corporate and its Controlling Member) Regulations, 1996.

On January 1, 2001, the employees of Ophir Holdings and one of its subsidiaries were transferred to the Company.Ophir Holdings and its subsidiary participated in the employees’ payroll costs, as well as the Company’s general and administrative expenses — see note 9g.

2)	Interested parties — as defined in the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

b.	Adjusted financial statements:

1)	The financial statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel (the “Israeli Institute”(. All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 2002 adjusted NIS) — based upon the changes in the Israeli consumer price index (the “Israeli CPI”, see also h. below).

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

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):

2)	The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term “cost” signifies cost in adjusted Israeli currency.

3)	In October 2001, the Israel Accounting Standards Board (the “IASB”) issued Accounting Standard No. 12, “Discontinuance of Adjusting Financial Statements for Inflation”, which provided for the discontinuance of adjusting financial statements for the effects of inflation, as of January 1, 2003. In December 2002, Accounting Standard No. 17 was issued that postponed the date from which Accounting Standard No. 12 is to be applied until January 1, 2004. The inflation-adjusted amounts as of December 31, 2003 will be the base for the nominal-historical financial reporting in the following periods.

The implementation of this standard will mainly affect the financial expenses item.

c.	Investments in companies

The investments in the shares of these companies are presented at cost.

The Company reviews for impairment its investments in these companies from time to time. Impairment losses, not of a temporary nature, that are revealed by such revenues are included in the Company’s accounts, see note e.

As to the investments transferred from Ophir Holdings, see a(1) above.

d.	Fixed assets:

1)	These assets are stated at cost.

2)	The assets are depreciated by the straight-line method, on basis of their estimated useful life.

Annual rates of depreciation are as follows:

	%
Vehicles	15
Office furniture and equipment
(including computers and
peripheral equipment)	7-	33

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Impairment of assets

In February 2003, Accounting Standard No. 15 of the IASB, “Impairment of Assets”, became effective. This standard which is based on International Accounting standard No. 36. requires a periodic review to evaluate the need for a provision for the impairment of the Company’s non-monetary assets — fixed assets and identifiable intangibles, including goodwill, as well as investments in associated companies.

The Company has opted for early adoption of the standard and accordingly, commencing from December 31, 2002, the Company assess’ — at each balance sheet date —whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of one or more of the above assets. When such indicators of impairment are present, the Company evaluates whether the carrying value of the investment in the asset is recoverable from the cash flows anticipated from that asset, and, if necessary, records an impairment provision up to the amount needed to adjust carrying amount to the recoverable amount.

The recoverable value of an asset is determined according to the higher of the net selling price of the asset or its value in use to the Company. The value in use is determined according to the present value of anticipated cash flows from the continued use of the asset, including those expected at the time of its future retirement and disposal.

The review of an asset for impairment, is performed in relation to the recoverable value of the cash-generating unit to which the asset belongs. A cash-generating unit includes goodwill allocated to that unit, and any impairment loss relating to that unit is initially allocated to the goodwill and then to the other assets.

The impairment loss is carried directly to income. Where indicators are present that beneficial events have occurred or beneficial changes in circumstances have taken place, the impairment provision in respect of the asset (other than goodwill) may be cancelled or reduced in the future, so long as the recoverable value of the asset has increased, as a result of changes in the estimates previously employed in determining such value.

During 2002, the company has written-down its investments in companies in the total amount of adjusted NIS 42,795,000.

f.	Cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Loss per NIS 1 of par value of shares

The financial statements do not include data regardingloss per NIS 1 of par value of shares, since the data would not provide significant additional information to that otherwise provided by the financial statements.

h.	Linkage basis

Balances the linkage arrangements in respect of which stipulate linkage to the last index published prior to date of payment are stated on basis of the last index published prior to balance sheet date (the index for November).

i.	Data regarding the exchange rate and the Israeli CPI:

	Exchange rate of one U.S. dollar	Israeli CPI*
At end of year:
2002	NIS 4.737	182.0 points
2001	NIS 4.416	170.9 points
2000	NIS 4.041	168.5 points
At March 29,2000	NIS 4.008	166.5 points
Increase during:
Year ended December 31,2002	7.3%	6.5%
Year ended December 31,2001	9.3%	1.4%
Period from March 29,2000
(date of incorporation)to
December 31,2000	0.8%	1.2%

* Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

j.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 — INVESTMENTS IN COMPANIES:

a.	As stated in Note 1a(1), on March 30, 2000, the Company purchased investments in high-tech companies from Ophir Holdings.

The fair value of the investments upon acquisition was adjusted NIS 77,487,000 and their book value as recorded in the accounts of Ophir Holdings was adjusted NIS 57,198,000.

b.	The rate of shareholding in the companies (fully diluted) and their book value at December 31, 2002 is as follows:

	Percentage of control	Percentage of control (fully Diluted)	Book value
StoreAge Networking Technologies Ltd.-"StoreAge"(a)	10.9	8.3	13,547
Celvibe Ltd.-"Celvibe"(b)	13.1	11.2	1,899
Trans4u Ltd-"Trans4u"(c)	10.2	9.1	-,-
Electrochemical Light Switch Inc.-"Electro"(d)	15.0	15.0	-,-
Indocs Online Ltd.-"Indocs"(e)	11.9	13.7	1,035
Expand Networks Ltd.-"Expand"(f)	11.2	9.2	8,453
Netformx Ltd.-"Netformx"(g)	5.5	3.6	2,367
Interlink Computer Communications Ltd.-"Interlink"(h)	13.1	12.0	-,-
Carmel Biosensors Ltd.-"Carmel"(i)	13.7	9.4	-,-
Camelot Information Technologies Ltd.-"Camelot"(j)	13.1	11.8	-,-
Pelican Security Ltd.-"Pelican"(k)	17.0	13.1	948
Praxell Inc.-"Praxell"(l)	8.2	5.5	-,-
Viola Networks Ltd.-"Viola"(m)	16.1	11.2	5,442
Mainsoft Corporation-"Mainsoft"(n)	1.9	1.3	510
Romidot Ltd.-"Romidot"(o)	10.6	7.8	-,-
Iradius.Com,Inc.-"Iradius"(p)	9.5	8.6	-,-
Elpas Electro-Optic Systems Ltd.-"Elpas"(q)	11.7	9.3	-,-
Techimage Ltd.-"Techimage"(r)	2.6	2.2	-,-
RealM Technologies Ltd.-"RealM"(s)	14.5	13.6	-,-
Cipheractive Ltd.-"Cipheractive"(t)	6.6	6.6	-,-
Cerel Ceramic Technologies Ltd.-"Cerel"(u)	14.2	16.8	2,401

			36,602

(a)	StoreAge is engaged in the development and marketing of a software solution and innovative data storage solutions for communications networks (Storage Area Network).

In January 2001, StoreAge completed a financing round and raised approximately $ 11 million (bringing the total amount raised to $ 25 million) from various investors (including a strategic investor) based on a company value of $ 40 million before the money.

StoreAge is partly held by a company which is an interested party.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 — INVESTMENTS IN COMPANIES (continued):

(b)	Celvibe develops solutions for digital video transmission for Internet broadband networks and mobile phone communications.

In November 2002, Celvibe ceased its operations and it is currently undergoing a winding-up procedure.

The investment in Celvibe as of December 31, 2002 is presented net of a provision for impairment of value of adjusted NIS 10.6 million. The balance of the investment reflects the consideration that the Company expects to receive upon the winding-up of Celvibe.

(c)	Trans4u Ltd. develops software for arranging land transport of goods in Europe over the Internet.

As of December 31, 2002, the investment in Trans4u had been fully written-down.

(d)	Electro which is incorporated in the United States develops an electrochemical optic switching system.

As of December 31, 2002, the investment in Electro had been fully written-down.

(e)	Indocs is engaged in the development of software for E-commerce technological applications in the printing field, via the Internet and web uses.

In March and August 2001, Indocs raised bridging loans of $ 450,000 and $ 174,000, respectively, from its shareholders. The loans are convertible into Indocs’ shares. The Company’s share in these loans was approximately $ 208,000 (approximately adjusted NIS 932,000).

In May 2002, Indocs raised approximately $ 115,000 from its shareholders, in consideration for the allotment of approximately 6.4% of its share capital. In addition, Indocs converted all of the bridging loans that it had received from its shareholders, aggregating approximately $ 1.1 million, into shares constituting approximately 60.5% of its share capital (fully diluted).

The Company invested $ 35,000 (adjusted NIS 175,000) in this round, this in addition to the bridging loans of approximately $ 331,000 that it had granted in previous years.

In October 2002, the Company invested approximately adjusted NIS 75,000 in a loan which is convertible into shares of Indocs.

The investment in Indocs as of December 31, 2002 is presented net of a provision of adjusted NIS 6.4 million for impairment of value.

(f)	Expand is engaged in the development of technology designed to accelerate communications over diverse network infrastructures (including E1, T1 and frame relay lines) and improve broadband efficiency.

As to the commitment of the Company to invest in Expand, see note 5a.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 — INVESTMENTS IN COMPANIES (continued):

(g)	Netformx is engaged in development, marketing and support of software designed for planning, operation and maintenance of computer networks.

In April 2001, Netformx raised bridging loans of $ 4.8 million from its shareholders. The Company’s share in these loans was approximately $ 250,000 (adjusted NIS 1,116,000).

In January 2003, Netformx raised $ 750,000. The Company did not participate in this round.

The investment in Netformx as of December 31, 2002 is presented net of a provision of adjusted NIS 8.8 million for impairment of value.

Netformx is partly held by companies which are interested parties.

(h)	Interlink is engaged in the development of an integration software facilitating interface between operating systems in an E-commerce environment on the Internet.

As of December 31, 2002, the investment in Interlink had been fully written-down.

(i)	Carmel develops products to measure the concentration of glucose in blood without using the mechanical instruments currently available.

As of December 31, 2002, the investment in Carmel had been fully written-down.

(j)	Camelot is engaged in development of security software designed to automatically control access to computer networks within enterprises and real-time detection and response to security breaches by unauthorized users.

In February 2002, a temporary receiver was appointed for Camelot.

As of December 31, 2002, the investment in Camelot had been fully written-down.

(k)	Pelican is engaged in the development of solutions to the problem of safeguarding information on the Internet against viruses and hackers.

In February 2003, Pelican sold the know-how that it had developed and owned. The investment in Pelican as of December 31, 2002 is presented net of a provision of adjusted NIS 8.1 million for impairment of value. The balance of the investments reflects the consideration that the Company expects to receive from the sale of the know-how.

(l)	Praxell is engaged in the development of a prepaid secured charge card for E-commerce transactions.

Pursuant to an agreement signed in July 2001, Praxell raised $ 2.5 million at a company value of $ 13.5 million before the money.

In August 2002, the Company invested adjusted NIS 235,000 in Praxell. As of December 31, 2002, the investment in Praxell had been fully written-down.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 — INVESTMENTS IN COMPANIES (continued):

(m)	Viola is engaged in the development of a software system to allow quick and uninterrupted identifications of problems and technical difficulties on various communications networks.

In December 2001, Viola raised approximately $ 5.1 million in bridging loans, which are convertible into shares, at a company value of $ 9 million before the money. The Company’s share in these bridging loans was $ 1 million (adjusted NIS 4,501,000).

In January 2002, Viola converted the bridging loans that it had raised in December 2001 into shares constituting approximately 36.2% of its share capital (fully diluted).

The investment in Viola as of December 31, 2002 is presented net of a provision of adjusted NIS 8.2 million for impairment of value.

(n)	Mainsoft is engaged in the development of software and tools for software developers.

(o)	Romidot is engaged in development, production and marketing of precision measurement systems for the non-ferrous metal and plastic industries.

As of December 31, 2002, the investment in Romidot had been fully written-down.

(p)	Iradius is developing a family and community service website on the Internet.

As of December 31, 2002, the investment in Iradius had been fully written-down.

(q)	Elpas is engaged in the development, production and marketing of products and solutions for asset and personnel tracking in hospitals and other buildings using infrared technology.

In February 2002, the Company granted Elpas a bridging loan of $ 130,000 (approximately adjusted NIS 639,000).

The bridging loan entitles the Company to a discount of 25%, with an additional discount of 1.5% per month, up to a ceiling of 40% discount on the price per share under the next financing round. If until October 15, 2003 a financing round of at least $ 2.5 million does not take place, the bridging loan would be converted into shares at a price per share of $ 1.85.

In February 2002, Elpas raised bridging loans of $ 511,000 from its shareholders. In addition, a bank has agreed to postpone, subject to certain conditions, the repayment of loans in the amount of approximately $ 1.1 million that it had granted Elpas, until September 30, 2003.

As of December 31, 2002, the investment in Elpas had been fully written-down.

(r)	Techimage is engaged in the development of algorithm-based software for computerized animation for use in Internet advertising.

As of December 31, 2002, the investment in Techimage had been fully written-down.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 — INVESTMENTS IN COMPANIES (continued):

(s)	RealM is engaged in development of video broadcasting equipment allowing interaction between the “viewers” and the “master of ceremonies” using the Internet infrastructure.

In May 2001, the Tel-Aviv-Jaffa District Court appointed a temporary receiver for RealM.

As of December 31, 2002, the investment in RealM had been fully written-down.

(t)	Cipheractive is engaged in the development of algorithms and software for video encryption and recovery of data and for speeding up of data.

in the first quarter of 2002, following the issuance of rights and the raising of $ 100,000 from the shareholders of Cipheractive, the Company’s holding in Cipheractive decreased to 6.6% (fully diluted).

As of December 31, 2002, the investment in Cipheractive had been fully written-down.

(u)	Cerel develops ceramic layering technologies for the passive electronic components market.

In February 2002, the Company invested $ 700,000 (adjusted NIS 3,401,000) in Cerel.

Cerel has completed a financing round of approximately $ 1.5 million in February 2002, based on a company value of $ 6.5 million after the money. As part of the investment, the Company acquired 47,405 preferred shares of NIS 0.1 par value each, at a price per share of $ 14.77, as well as warrants for the purchase of Cerel shares at an exercise price of $ 1 million, based on a company value of $ 10.7 million before the money. The warrants are exercisable until September 30, 2003.

The investment in Cerel as of December 31, 2002 is presented net of a provision of adjusted NIS 1.0 million for impairment of value.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 — FIXED ASSETS:

Composition of assets, grouped by major classifications, and changes therein in 2002, are as follows:

	Cost			Accumulated depreciation				Depreciated
	Balance at	Retirements	Balance	Balance at	Additions	Retirements	Balance	balance
	beginning	during	at end	beginning	during	during	at end	December 31
	of year	the year	of year	of year	the year	the year	of year	2002	2001
	Adjusted NIS in thousands			Adjusted NIS in thousands				Adjusted NIS in thousands
Vehicles	162	48	114	25	23	14	34	80	137
Office furniture and equipment	100	100		6	5	11			94
Computers and peripheral equipment	136	136		39	28	67			97

	398	284	114	70	56	92	34	80	328

NOTE 4 — EMPLOYEE RIGHTS UPON RETIREMENT:

a.	Israeli labor laws and agreements requires the Company to pay severance pay to employees dismissed or retiring from their employ in certain other circumstances.

The Company’s severance pay liability to its employees is covered mainly by regular deposits with recognized pension and severance pay funds in the employees’ names and/or by purchase of insurance policies. The amounts funded as above are not reflected in the balance sheets since they are not under the control and management of the Company.

b.	The amount of liability for severance pay presented in the balance sheets reflects that part of the liability not covered by the funds and/or insurance policies mentioned in a. above, in accordance with labor agreements in force,/and based on salary components which, in management’s opinion, create entitlement to severance pay.

c.	In 2002, all the Company’s employees were dismissed. The balance of the liability for employee rights upon retirement of adjusted NIS 577,000 was carried to current liabilities and represents the Company’s liability towards its managing director, who terminated his office in the beginning of 2003.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5—	COMMITMENT AND RESTRICTIONS IMPOSED WITH REGARD TO LIABILITIES:

a.	Commitment

During 2002, the Company has undertaken to invest $ 450,000 in Expand, see note 2b.

b.	Restrictions imposed in respect of liabilities

In February 2001, the Company and its shareholders gave a commitment to certain banks that the Company would not make any repayments or settlements to its shareholders on account of shareholders’ loans and/or sums received on account of shares up to an amount of approximately adjusted NIS 100 million. Also, the grant of credit by these banks in excess of $ 5 million is conditional on the Company increasing its shareholders’ equity — at the time the credit is granted — by at least double the amount of the aforementioned credit. The maximum amount of the credit to be granted is limited to $ 15 million.

NOTE 6 — SHAREHOLDERS’ EQUITY:

a.	Share capital

The share capital as of December 31, 2002 and 2001 is composed of ordinary shares of NIS 1 par value, as follows: authorized — 10,000 shares; issued and paid — 1,000 shares.

b.	Receipts on account of shares to be allotted

On November 1, 2000, the Company received a payment on account of shares in the amount of adjusted NIS 140,265,000 from its shareholders. The shares have not yet been allotted.

NOTE 7 — TAXES ON INCOME:

a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustments Law”)

Under this law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. The Company is taxed under this law.

b.	Losses for tax purposes, carried forward to future years

Carryforward losses aggregate approximately adjusted NIS 1 million at December 31, 2002. Under the Inflationary Adjustments Law such carryforward tax losses are linked to the Israeli CPI. No deferred tax asset has been included in respect of such losses. In addition, no deferred tax asset has been included in respect of the write-down in investments in companies.

c.	Tax assessments

The Company has not been assessed for tax purposes since incorporation (March 29, 2000).

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 — INTERESTED PARTY TRANSACTIONS AND BALANCES:

a.	Transactions:

			Period from March 29, 2000(date of incorporation, see
	Year ended December 31		note 1a(1)) to December 31,
	2002	2001	2000
	Adjusted NIS in thousands

Income (expenses):
Participation in expenses from companies
which are interested parties, see note 1a	3,392	3,415	2

Payroll and related expenses of an interested
party employed by the Company	(1,654)	(1,348)

Financial income (expenses) in respect of short-
term loan with a company which is an
Interested party	(567)	(27)	806

b.	Balances receivables (payables):

	December 31
	2002	2001

Short-term loan from a company which is an
interested party	(8,507)	(5,019)

Interested party - current account:	589	1,070

Balance at balance sheet date - the highest
balance during the year	1,070	1,070

NOTE 9 — SUPPLEMENTARY FINANCIAL STAEMENT INFORMATION:

Balance sheets:

a.	Accounts receivable:

	December 31
	2002	2001
	Adjusted NIS in thousands

Institutions	26	30
Interested party - current accounts	589	1,070
Others	2

	617	1,100

b.	Short-term bank credit

bank credit is unlinked and bears annual interest rate of 10.5%.

c.	Short-term loan from a company which is an interested party

The loan is linked to the Israeli CPI and bears no interest.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 — SUPPLEMENTARY FINANCIAL STAEMENT INFORMATION (continued):

Subsequent to December 31, 2002, the interested party demanded the repayment of the loan. The principal shareholders of the Company agreed to grant the Company a new loan designated for the repayment of the abovementioned loan.

d.	Accounts payable and accruals:

	December 31
	2002	2001
	Adjusted NIS in thousands

Employees	25	72
Institutions	72	118
Provision for vacation pay		398
Accrued expenses	23	30
Liability for employee rights upon
retirement, net of amount funded,
see note 4c	577
Other	5	37

	702	655

e.	Concentrations of credit risks

The Company’s cash and cash equivalents at December 31, 2002 and 2001 were deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

f.	Fair value of financial instruments

The fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

Data regarding the of fair value of investments in companies is omitted because it is not practicable to determine such fair value with sufficient reliability.

Statements of operations

g.	General and administrative expenses:

			Period from March 29, 2000 (date of incorporation, see
	Year ended December 31		note 1a(1)) to December 31,
	2002	2001	2000
	Adjusted NIS in thousands

Payroll and related expenses	2,831	3,312
Office rent and maintenance	567	669	134
Other	319	488	99

	3,717	4,469	233
Less - participation in expenses by interested parties	(3,392)	(3,415)	(2)

	325	1,054	231

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 10 — NOMINAL DATA:

a.	Balance sheet data:

	Nominal NIS in thousands
	December 31
	2002	2001

A s s e t s
Current assets:
Cash and cash equivalents	6	989
Accounts receivable	617	1,033

	623	2,022
Investments in companies	33,689	66,693
Fixed assets, net of accumulated depreciation	74	304

	34,386	69,019

Liabilities and shareholders' equity
Current liabilities:
Short-term bank credit	2,001	2,000
Short-term loan from a company which is an
interested party	8,507	4,713
Accounts payable and accruals	702	615

	11,210	7,328
Liability for employee rights upon retirement,
net of amount funded		67

T o t a l liabilities	11,210	7,395
Shareholders' equity	23,176	61,624

	34,386	69,019

b.	Operating results data:

	Nominal NIS in thousands
			Period from March 29, 2000 (date of incorporation, see
	Year ended December 31		note 1a(1)) to December 31,
	2002	2001	2000

Write-down of investments in companies	37,352	44,266	2,500
General and administrative expenses	301	976	215
Financial expenses (income) - net	664	(294)	74
Capital loss on sale of fixed assets	131

Loss for the period - nominal	38,448	44,948	2,789

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 10- NOMINAL DATA (continued):

c.	Changes in shareholders’ equity:

	Nominal NIS in thousands
	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total

Period from March 29, 2000 (date of
incorporation, see note 1a(1)) to
December 31, 2000:
Issuance of share capital	*			*
Receipts on account of shares to be allotted		130,000		130,000
Difference between cost of acquisition
of investments in companies from
a company under common control and
the carrying value of those investments
on the books of that company			(20,639)	(20,639)
Loss			(2,789)	(2,789)

Balance at December 31, 2000	*	130,000	(23,428)	106,572
Changes during 2001 - loss			(44,948)	(44,948)

Balance at December 31, 2001	*	130,000	(68,376)	61,624
Changes during 2002 - loss			(38,448)	(38,448)

Balance at December 31, 2002	*	130,000	(106,824)	23,176

* Represents an amount less than nominal NIS 1,000.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 — SPECIAL CONDENSED FINANCIAL STATEMENTS:

a.	General:

1)	As stated in note 1b, the primary financial statements of the Company are drawn up in Israeli currency adjusted for the changes in the Israeli CPI.

For incorporation in the financial statements of the Company’s U.S. shareholder, Ampal-American Israel Corporation (“Ampal”), the Company also prepared these special condensed consolidated financial statements (“the special statements”), see below.

2)	The translation into dollars should be made in accordance with the principles set forth is Statement of Financial Accounting Standards (“FAS”) No. 52 of the Financial Accounting Standards Board of the United States (“FASB”) for economies that are not considered to be highly inflationary.

3)	These special statements have been prepared for the purpose of translation into dollars and inclusion in the Ampal consolidated financial statements in accordance with instructions of Ampal, as follows:

(a)	The special statements are drawn up in Israeli currency (NIS) terms.

(b)	Adjustments required to make the data conform with U.S. generally accepted accounting principles (“GAAP”) have been made.

4)	For the convenience of Ampal, these special statements have been translated into U.S. dollars in accordance with the principles set forth in FAS 52.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 — SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

b.	Following are the special statements:

1)	Balance sheets as of December 31, 2002 and 2001:

			Translation into U.S. dollars,
	New Israeli shekels		see a(4) above
	December 31		December 31
	2002	2001	2002	2001
	In thousands		In thousands
A s s e t s
Current assets:
Cash and cash equivalents	6	989	1	224
Accounts receivable	617	1,033	130	234

T o t a l current assets	623	2,022	131	458

Investments in companies	34,489	67,493	7,281	15,294
Fixed assets, net of accumulated
Depreciation	74	304	16	69

	35,186	69,819	7,428	15,821

Liabilities and shareholders' equity
Current liabilities:
Short-term bank credit	2,001	2,000	422	453
Short-term loan from a company which is
an interested party	8,507	4,713	1,796	1,067
Accounts payable and accruals	702	615	148	139

T o t a l current liabilities	11,210	7,328	2,366	1,659
Liability for employee rights upon
retirement, net of amount funded		67		15

T o t a l liabilities	11,210	7,395	2,366	1,674
Shareholders' equity	23,976	62,424	5,062	14,147

	35,186	69,819	7,428	15,821

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 — SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

2)	Statements of operation the years ended December 31, 2002 and 2001 and for the period from March 29, 2000 (date of incorporation) to December 31, 2000:

	New Israeli shekels			Translation into U.S.dollars, see a(4) above
	Year ended December 31		Period from March 29, 2000 (date of incorporation, see note 1a(1)) to December 31,	Year ended December 31		Period from March 29, 2000 (date of incorporation, see note 1a(1)) to December 31,
	2002	2001	2000	2002	2001	2000
	In thousands			In thousands
Write-down of investments in companies	37,352	44,266	2,500	7,841	10,024	619
General and administrative expenses	301	976	215	63	231	52
Financial expenses (income) - net	664	(294)	74	140	(70)	20
Capital loss on sale of fixed assets	131			27

Loss for the period	38,448	44,948	2,789	8,071	10,185	691

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 — SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

3)	Statements of changes in shareholders’ equity for the years ended December 31, 2002 and 2001 and for the period from March 29, 2000 (date of incorporation) to December 31, 2000:

	New Israeli shekels
	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total

Period from March 29, 2000 (date of
Incorporation, see note 1a(1)) to
December 31, 2000:
Issuance of share capital	*			*
Receipts on account of shares to be allotted		130,000		130,000
Difference between cost of acquisition
of investments in companies from
a company under common control and
the carrying value of those investments
on the books of that company			(19,839)	(19,839)
Loss			(2,789)	(2,789)

Balance at December 31, 2000	*	130,000	(22,628)	107,372
Changes during 2001 - loss			(44,948)	(44,948)

Balance at December 31, 2001	*	130,000	(67,576)	62,424
Changes during 2002 - loss			(38,448)	(38,448)

Balance at December 31, 2002	*	130,000	(106,024)	23,976

* Represents an amount less than NIS 1,000.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 — SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

	Translation into U.S. dollars, see a(4) above
	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Translation differences	Total
	In thousands

Period from March 29, 2000 (date of
Incorporation, see note 1a(1)) to
December 31, 2000:
Issuance of share capital	*				*
Receipts on account of shares to be
Allotted		31,553			31,553

Difference between cost of acquisition
of investments in companies from
a company under common control
and the carrying value of those
investments on the books of that
Company			(4,916)		(4,916)

Loss			(691)		(691)
Other comprehensive income -
translation differences				637	637

T o t a l comprehensive loss			(691)	637	(54)

Balance at December 31, 2000	*	31,553	(5,607)	637	26,583

Changes during 2001:
Loss			(10,185)		(10,185)
Other comprehensive loss -
translation differences				(2,251)	(2,251)

T o t a l comprehensive loss	*		(10,185)	(2,251)	(12,436)

Balance at December 31, 2001	*	31,553	(15,792)	(1,614)	14,147
Changes during 2002:
Loss			(8,071)		(8,071)
Other comprehensive loss -
translation differences				(1,014)	(1,014)

T o t a l comprehensive loss			(8,071)	(1,014)	(9,085)

Balance at December 31, 2002	*	31,553	(23,863)	(2,628)	5,062

* Represents an amount less than $ 1,000.

TRINET VENTURE CAPITAL LTD.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2001

TRINET VENTURE CAPITAL LTD.

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

CONTENTS

Page
Auditors' Report	1-2
Balance Sheets	3
Statements of Operations	4
Statements of Changes in Shareholders' Deficiency	5
Statements of Cash Flows	6-7
Notes to the Financial Statements	8-18

AUDITORS’ REPORT
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TRINET VENTURE CAPITALLTD.

We have audited the accompanying balance sheets of Trinet Venture Capital Ltd. (“the Company”) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain affiliates, the investments in which are recorded using the equity method of accounting. Those financial statements were audited by other auditors, whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the affiliates, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors’ Regulations (Auditor’s Mode of Performance) — 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of operations, changes in shareholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2001, in accordance with generally accepted accounting principles in Israel.

As described in Note 2, the aforementioned financial statements have been prepared on the basis of historical cost, adjusted to reflect changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

1

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

Brightman Almagor & Co.Certified
Public Accountants

Tel Aviv, March 11, 2002.

2

TRINET VENTURE CAPITAL LTD.
BALANCE SHEETS
Adjusted to NIS of December 2001
(NIS in thousands)

		December 31,
	Note	2 0 0 1	2 0 0 0
ASSETS

Current assets

Cash and cash equivalents		3	5
Related parties		26,376	476
Other current assets		5	5

		26,384	486

Investments
Affiliates	3	-	13,758
Other companies	4	-	2,279

		-	16,037

		26,384	16,523

LIABILITIES AND SHAREHOLDERS'
DEFICIENCY

Current liabilities	5	19,883	45

Capital notes	6	20,582	20,872

Shareholders' deficiency
Share capital	7	2	2
Capital reserves		6,771	6,612
Accumulated deficit		(20,854)	(11,008)

		(14,081)	(4,394)

		26,384	16,523

March 11, 2002 Date of approval	_____________ Director	_____________ Director

The accompanying notes form an integral part of the financial statements.

3

TRINET VENTURE CAPITAL LTD.
STATEMENTS OF OPERATIONS
Adjusted to NIS of December 2001
(NIS in thousands)

		Year ended December 31,
	Note	2 0 0 1	2 0 0 0	1 9 9 9
Revenues

Gains from realization of investments	3,4	17,051	-	183
Gains on changes in ownership
interests in affiliates	3	1,889	24,238	-

Total revenues		18,940	24,238	183

Expenses

General and administrative	8	111	90	106
Financing, net		-	-	11

Total expenses		111	90	117

Income before equity in operating results of
subsidiaries and affiliates		18,829	24,148	66

Equity in operating results of
subsidiaries and affiliates		(8,672)	(14,302)	3,962
Write-down for decline in value of long-term
Investments		(173)	-	-

Net income		9,984	9,846	4,028

The accompanying notes form an integral part of the financial statements.

4

TRINET VENTURE CAPITAL LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
Adjusted to NIS of December 2001
(NIS in thousands)

	Share capital	Capital reserves	Accumulated deficit	Total

Balance at January 1, 1999	2	6,473	(24,882)	(18,407)
Effect of changes in the CPI
on unlinked capital notes	-	279	-	279
Net income for the year	-	-	4,028	4,028

Balance at December 31, 1999	2	6,752	(20,854)	(14,100)
Translation adjustments	-	(140)	-	(140)
Net income for the year	-	-	9,846	9,846

Balance at December 31, 2000	2	6,612	(11,008)	(4,394)
Effect of changes in the CPI
on unlinked capital notes	-	290	-	290
Translation adjustments	-	(131)	-	(131)
Net income for the year	-	-	9,984	9,984
Dividend	-	-	(19,830)	(19,830)

Balance at December 31, 2001	2	6,771	(20,854)	(14,081)

The accompanying notes form an integral part of the financial statements.

5

TRINET VENTURE CAPITAL LTD.
STATEMENTS OF CASH FLOWS
Adjusted to NIS of December 2001
(NIS in thousands)

	Year ended December 31,
	2 0 0 1	2 0 0 0	1 9 9 9
Cash flows from operating activities

Net income	9,984	9,846	4,028
Adjustments to reconcile net income (loss) to net cash
used in operating activities (Appendix A)	(9,986)	(9,563)	(4,736)

Net cash provided by (used in) operating activities	(2)	283	(708)

Cash flows from investments activities
Proceeds from realization of investment in other company	-	-	714
Investments in affiliates	-	(281)	-

Net cash provided by (used in) investment activities	-	(281)	714

Cash flows from financing activities
Short-term bank credit, net	-	-	(3)

Net cash used in financing activities	-	-	(3)

Net change in cash and cash equivalents	(2)	2	3
Cash and cash equivalents at beginning of year	5	3	-

Cash and cash equivalents at end of year	3	5	3

The accompanying notes form an integral part of the financial statements.

6

TRINET VENTURE CAPITAL LTD.
STATEMENTS OF CASH FLOWS
Adjusted to NIS of December 2001
(NIS in thousands)

	Year ended December 31,
	2 0 0 1	2 0 0 0	1 9 9 9
Appendix A
Adjustments to reconcile net income to net cash
used in operating activities:

Items not involving cash flows:
Gains from realization of investments	(17,051)	-	(183)
Gains on changes in ownership interests of affiliates	(1,889)	(24,238)	-
Equity in operating results of affiliates	8,672	14,302	(3,962)
Write-down for decline in value of long-term investments	173	-	-

	(10,095)	(9,936)	(4,145)

Changes in assets and liabilities:
Decrease (increase) in receivables from related parties	100	357	(579)
Decrease in other current assets	-	1	3
Increase (decrease) in current liabilities	9	15	(15)

	109	373	(591)

	(9,986)	(9,563)	(4,736)

Appendix B
Activities non involving cash flows:

Dividend	19,830
Proceeds from realization of investments	26,000

The accompanying notes form an integral part of the financial statements.

7

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001

Note 1—General

A.	The Company was incorporated and registered on February 1, 1994 and commenced operations shortly thereafter. The Company was established for the purpose of investing in high-tech companies and projects that are in the manufacturing development stage or the production and marketing stage of developed products and to generate profits from the activities and holdings in such companies.

B.	Definitions

(1)	The Company	—Trinet Venture Capital Ltd.
(2)	Affiliate	—A company in which the Company has significant influence and the investment in which is presented according to the equity method of accounting (“equity basis”).
(3)	Other company	— A company, the investment in which is presented at cost.
(4)	Shareholders	— Koonras Technologies Ltd., owner of 50% of the Company’s shares from September 2000. — Ampal Industries (Israel) Ltd., owner of 50% of the Company's shares.

8

(5)	Related party	— As defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.
(6)	NIS	— New Israeli shekel
(7)	Dollar	— U.S. dollar.

9

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001

Note 2 –Summary of Significant Accounting Policies

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

Non-monetary items (i.e. investments and shareholders’ equity) have been adjusted for changes in the Israeli Consumer Price Index (“CPI”) from the month of the transaction to the last month of the reporting period.

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

The Company’s equity in the results of subsidiaries and affiliates has been determined based on the adjusted financial statements of such companies.

Financing income or expenses are derived from the other items in the financial statements, and include, inter alia, amounts required to reconcile certain other components in the statements of operations for the element of inflation that is included therein.

(c)	The comparative figures in the financial statements have been adjusted to NIS of December 2001.

10

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001

Note 2– Summary of Significant Accounting Policies (contd.)

B.	Investments in affiliates

The Company’s investments in affiliates are presented on the equity basis. In this regard, investments are presented at original cost plus/minus the Company’s equity in the operating results of the affiliates or other changes in shareholders’ equity which have occurred since acquisition.

The Company does not record its portion of losses in affiliates to the extent that the Company has not guaranteed the affiliates liabilities.

Gains deriving to the Company from the issuance of shares of an investee company to a third company, which is a “Start Up” company, have been recorded as deferred income and are amortized to the statement of operations in accordance with Opinion No. 68 of the Institute of Certified Public Accountant in Israel.

Differences arising between the Company’s investments in affiliates (which have been adjusted based on changes in the CPI) and the Company’s equity in the net assets of certain affiliates (based on the financial statements in dollars) are charged or credited to capital reserves.

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

D.	Transactions between the Company and Controlling Parties

The erosion of unlinked, non-interest-bearing capital notes issued by the Company to a shareholder and a related party are reflected in the Company’s capital reserves.

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

F.	Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

11

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001
(NIS in thousands)

Note 2– Summary of Significant Accounting Policies (contd.)

G.	Linkage basis

(1)	Balances, which are linked to the CPI, are presented on the basis of the relevant CPI (according to the term of the transaction).

(2)	Data in respect of the CPI and the U.S. dollar (“dollar”):

Year ended	CPI as of December	Percentage increase during year	Exchange rate of dollar as of December 31	Percentage increase (decrease) during year
		%	NIS	%

2001	108.1	1.4	4.416	9.3
2000	106.6	-	4.041	(2.7)
1999	106.6	1.3	4.153	(0.2)

Note 3– Investments in Affiliates

	December 31,
	2 0 0 1	2 0 0 0
A. Composition:

(1) Cost (including payments on account of	-	12,745
shares)
Company’s share in cumulative net
changes from
acquisition date	-	2,902

	-	15,647
Deferred income (See Note 3B(2))	-	(1,889)

Presented as investments in affiliates	-	13,758

(2) NetFormx Ltd.	-	-
Smart Link Ltd.	-	13,758

	-	13,758

B.	Additional details

(1)	In December 2001 the Company sold all of its investments in affiliates and other companies to its shareholders in exchange for NIS 26 million, which not yet been paid and presented in balance sheet as of December 31, 2001 within “Related parties”.

(2)	NetFormx Ltd. (“NetFormx”) — (formerly Imagenet Ltd.
NetFormx develops, markets and supports computer-aided network engineering and software products for network design simulation and optimization. During 1996, the Company invested in the shares of NetFormx the amount of $1.5 million.

12

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001
(NIS in thousands)

Note 3– Investments in Affiliates (contd.)

B.	Additional details(contd.)

(2)	NetFormx Ltd. (“NetFormx”) — (formerly Imagenet Ltd.)(contd.)

In March 2000, Netformx issued additional shares to a group of investors, for net proceeds of NIS 75.5 million. As a result, the Company’s holding in Netformx was reduced to 16.8%. In accordance with Opinion No.68 of the Institute of Certified Public Accountants in Israel regarding third party issuances, the gain of NIS 9,823 was recorded as deferred income, of which NIS 7,934 was credited to income in 2000 against the Company’s share in the losses of Netformx and the remainder of NIS 1,889 was credited to income in 2001.

See Note 3B(1) above in respect of realization of investment in Netformx by the Company.

(3)	Smart Link Ltd. (“Smart”)

Smart is engaged in the development and marketing of efficient software communication. As of December 31, 1996 the Company held 43.7% of Smart.

In March 2000, Smart issued additional shares to a group of investors, for net proceeds of NIS 57 million. As a result, the Company’s holding in Smart was reduced to 28.73%. The gain of NIS 15,227 was credited to income. During the period after March 2000 up to date of realization of investment in Smart (see Note 3B(1) above), the Company’s holding in Smart was reduced to 28.41% due to exercise of options by third parties.

Note 4 – Investments in Other Companies

	December 31,
	2 0 0 1	2 0 0 0
A. Composition:
Peptor Ltd.	-	2,106
Simplayer.com Ltd. (formerly Logal Ltd.)	-	173
	-	2,279
B.	Additional details

See Note 3B(1) above in respect of realization of investments by the Company.

Peptor Ltd. (“Peptor”)

Peptor is engaged in the research and development of peptides for pharmeceutical medications. The original investment as of the balance sheet date amounted to $705 thousand representing 0.98% of Peptor’s shares.

Simplayer.com Ltd. (formerly Logal Ltd.)( “Simplayer”)

In October 1999, the Company sold all of its investment in Simplayer in exchange for NIS 694. As a result of the sale the Company recorded a gain of approximately NIS 183.

In March 2000, the Company exercised its option to buy back 84,894 shares of Simplayer for $ 42 thousand.

13

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001
(NIS in thousands)

Note 5 – Current Liabilities

	December 31,
	2 0 0 1	2 0 0 0
Composition:
Dividend to pay	19,830	-
Accrued expenses	53	45

	19,883	45

Note 6 — Capital Notes

The capital notes, which were issued to a related party and a shareholder, are unlinked and non-interest-bearing.

Note 7 — Share Capital

	December 31,
	2 0 0 1 and 2 0 0 0
	Authorized	Issued and paid-up
Number of shares:
Ordinary shares NIS 1 par value	25,000	1,000

Note 8 — General and Administrative Expenses

	Year ended December 31,
	2 0 0 1	2 0 0 0	1 9 9 9
Composition:
Professional services	111	90	90
Other	-	-	16

	111	90	106

14

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001
(NIS in thousands)

Note 9 – Income Taxes

A.	The Company is subject to the provisions of the Income Tax (Inflationary Adjustments) Law — 1985.

B.	The Company has received final tax assessments for the years up to and including tax year 1997.

Note 10 — Condensed Financial Information in Nominal NIS

A.	Condensed balance sheets:

	December 31,
	2 0 0 1	2 0 0 0
Assets
Current assets	26,384	479
Investments	-	13,567
Affiliates	-	1,364

Other companies	-	14,931

	26,384	15,410

Liabilities and Shareholders’ Deficiency
Current liabilities	19,883	44
Capital notes	20,582	20,582
Shareholders' deficiency	(14,081)	(5,216)

	26,384	15,410

15

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTSAS
OF DECEMBER 31, 2001
(NIS in thousands)

Note 10 — Condensed Financial Information in Nominal NIS (contd.)

B.	Condensed statements of operations:

	Year ended December 31,
	2 0 0 1	2 0 0 0	1 9 9 9
Revenues
Gains from realization of investments	18,494	-	190
Gains on changes in ownership
interests in affiliates	1,863	23,718	-
Financing, net	6	-	-

	20,363	23,718	190
Expenses
General and administrative	110	88	102
Financing, net	-	1	9

	110	89	111
Income before equity in operating results
of subsidiaries and affiliates
	20,253	23,629	79
Equity in operating results of
subsidiaries and affiliates	(8,646)	(14,105)	3,528
Write-down for decline in value of long-
term investments	(169)	-	-

Net income	11,438	9,524	3,607

C.	Statement of changes in shareholders’ deficiency:

	Share capital	Capital reserves	Accumulated deficit	Total
Balance at January 1, 1999	1	49	(18,821)	(18,771)
Net income for the year	-	-	3,607	3,607

Balance at December 31, 1999	1	49	(15,214)	(15,164)
Translation adjustments	-	424	-	424
Net income for the year	-	-	9,524	9,524

Balance at December 31, 2000	1	473	(5,690)	(5,216)
Translation adjustments	-	(473)	-	(473)
Net income for the year	-	-	11,438	11,438
Dividend	-	-	(19,830)	(19,830)

Balance at December 31, 2001	1	-	(14,082)	(14,081)

16

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001

Note 11—	Condensed Financial Data in Dollars and in Accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States

A.	Basis of presentation

(1)	The Company’s functional currency is the NIS. Pursuant to the request of a shareholder, the financial information of the Company in nominal historical NIS, as presented in Note 11, has been remeasured into U.S. dollars in accordance with the principles of Statement No. 52 of the Financial Accounting Standards Board of the United States, “Foreign Currency Translation”.

(2)	The Company’s objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. In accordance with the U.S. GAAP, such portfolio investments should be reflected at fair value, defined as the quoted market price for securities for which market quotations are readily available, or as an estimate of fair value as determined in good faith by the Board of Directors and management.

In accordance with the above policy, the following condensed financial information reflects investments in publicly traded securities at market value and investments in privately held portfolio securities at cost until significant developments affecting the portfolio company provide a basis for a change in valuation. In this regard, the fair value of private securities is adjusted to reflect meaningful third-party transactions in the private market or to reflect significant progress or deterioration in the development of the portfolio of the Company’s business, such that cost is no longer reflective of fair value. Unrealized appreciation or depreciation in the value of investments is reflected in earnings.

(3)	Deferred income taxes in the condensed financial information below have been recorded on the unrealized appreciation of investments, net of deferred tax benefits in respect of tax loss carryforwards.

17

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001

Note 11—	Condensed Financial Data in Dollars and in Accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States (contd.)

B.	Condensed balance sheets (dollars in thousands):

	December 31,
	2 0 0 1	2 0 0 0
Assets
Current assets	5,975	119
Investments	-	14,768

	5,975	14,887

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities
Deferred income taxes	-	3,153
Other current liabilities	4,502	11

	4,502	3,164

Capital notes	4,661	5,093
Shareholders' equity (deficiency)	(3,188)	6,630

	5,975	14,887

C.	Condensed statements of operations (dollars in thousands):

	Year ended December 31,
	2 0 0 1	2 0 0 0	1 9 9 9
Revenues
Gain from realization in other company	-	-	44
Gain from increase in investments' value	-	10,693	-
Financing, net	2	-	9

	2	10,693	53

Expenses
Depreciation of portfolio investments (1)	7,585	4,251	-
Loss from changes in ownership interests
in affiliate	70	-	-
General and administrative	25	22	24

	7,680	4,273	24

Income (loss) before tax benefit
(income taxes)	(7,678)	6,420	29
Tax benefit (income taxes)	2,886	(2,395)	-

Net income (loss)	(4,792)	4,025	29
Other comprehensive income (loss)(2)	(536)	(25)	4

Comprehensive income (loss)	(5,328)	4,000	33

18

TRINET VENTURE CAPITAL LTD.
NOTES TO THE FINANCIAL STATEMENTSAS
OF DECEMBER 31, 2000

Note 11 —	Condensed Financial Data in Dollars and in Accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States (contd.)

C.	Condensed statements of operations (dollars in thousands) (contd.)

(1)	Due to various developments relating to the operations of certain portfolio companies, the Company determined that the fair value of such companies was less than the value reflected in the Company’s books.

(2)	In accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) foreign currency translation adjustments have been presented as a component of comprehensive income. The capital reserves include other comprehensive income reflecting this foreign currency translation of 2000, 1999 and 1998, respectively. No other provision of SFAS 130 affects the financial statement presentation of the Company.

D.	Statement of changes in shareholders’ equity (deficiency) (dollars in thousands):

	Share capital	Retained earnings	Capital reserves	Total
Balance at January 1, 1999	1	3,381	(785)	2,597
Net income	-	29	-	29
Other comprehensive income -
Translation adjustments	-	-	4	4

Balance at December 31, 1999	1	3,410	(781)	2,630
Net income	-	4,025	-	4,025
Other comprehensive loss -
Translation adjustments	-	-	(25)	(25)

Balance at December 31, 2000	1	7,435	(806)	6,630
Net loss	-	(4,792)	-	(4,792)
Other comprehensive income -
Translation adjustments	-	-	(536)	(536)
Dividend	-	(4,490)	-	(4,490)

Balance at December 31, 2001	1	(1,847)	(1,342)	(3,188)

19

INDEPENDENT AUDITORS’ SPECIAL REPORT

We have audited the balance sheets of Am-Hal Ltd. (“the Company”) and the consolidated balance sheets of the Company and a consolidated partnership as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders’ deficiency and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2002, and have issued our unqualified report thereon dated February 19, 2003. The aforementioned financial statements (not presented separately herein) were prepared in new Israeli shekels (NIS) on the historical cost basis, adjusted for changes in the general purchasing power of the NIS in accordance with standards established by the Institute of Certified Public Accountants in Israel. As mentioned in our abovementioned auditor’s report, we did not audit the 2000 financial statements of a partnership, whose revenues included in consolidation constitute approximately 28% of total consolidated revenues for the year ended December 31, 2000. The financial statements of the partnership for that year were audited by other auditors whose reports have been furnished to us and our abovementioned opinion, insofar as it related to the amounts included in respect of the aforementioned partnership, was based solely on the reports of the other auditors.

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

Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, February 19, 2003

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2002 and 2001, and the consolidated balance sheets as of such dates, and the related statements of operations, changes in shareholders’ equity and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - at December 31, 2002 and 2001, and the results of operations, changes in shareholders’ equity and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States.  With respect to these financial statements, the difference in the application of the latter is described in Note 20.

As described in Note 2A, the above mentioned financial statements have been prepared in adjusted values based on the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

The condensed consolidated financial information in U.S. dollars presented in Note 19 to the financial statements, prepared at the request of an investor, represents a translation of the Company’s financial statements in nominal values, as stated in Note 19A. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note 19A.

As described in Note 1C to the financial statements regarding the Company’s business condition, the Company has a working capital deficit of NIS 90 million as of December 31, 2002. The steps undertaken by management for meeting the Company’s commitments and guarantees are also described in that note.

Brightman Almagor & Co.
Certified Public Accountants
Member firm of Deloitte Touche Tohmatsu

Israel, February 27, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

CARMEL CONTAINER SYSTEMS LTD.

We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. (“the Company”) and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets included in the consolidation constitute approximately 20% and 10% of total consolidated assets as of December 31, 2001 and 2002, respectively, and whose revenues included in the consolidation constitute approximately 30%, 29% and 9% of total consolidated revenues for each of the three years ended December 31, 2000, 2001 and 2002, respectively. The financial statements of those companies were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies is based on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States and in Israel, including those prescribed by the Israeli Auditors’ Regulations (Auditor’s Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from those followed in the United States (see Note 21 to the consolidated financial statements).

As explained in Note 2, the consolidated financial statements referred to above have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Tel-Aviv, Israel	KOST FORER & GABBAY
March 4, 2003	A Member of Ernst & Young Global

INDEPENDENT AUDITORS’ REPORT TO THE SHAREHOLDERS
OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of “Coral World International Ltd.” (the “Company”) and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the board of directors and the management of the Company.  Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of certain consolidated subsidiaries whose assets included in the consolidation represent 61% and 74% of the total consolidated assets as of December 31, 2002 and 2001 respectively, and whose revenues included in the consolidation represent 61%, 61% and 54% of the total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  The statements of these subsidiaries were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those subsidiaries, is based on the reports of the other auditors.

Moreover, the data included in the financial statements relating to the equity value of the investment and to the Company’s equity in the operating results of an affiliated company, are based on financial statements which were audited by other auditors.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor’s Mode of Performance), 1973 and, accordingly, we have performed such auditing procedures as we considered necessary in the circumstances.  For purposes of these financial statements, we conducted our audits in accordance with auditing standards generally accepted in the United States and Israel.  These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations.  We believe that our audit and the reports of other audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and on the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and its subsidiaries as of December 31, 2002 and 2001, and the results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, in accordance with generally accepted accounting principles in Israel.  As applicable to the Company’s financial statements, generally accepted accounting principles, in the United States and Israel are substantially identical in all material respects.

Fahn, Kanne & Co.
Certified Public Accountants (Isr.)

Tel-Aviv, Israel, March 19, 2003

To: PricewaterhouseCoopers - Tel Aviv
Date: March 5 2003

Report of Independent Public Accountants
Country Club Kfar Saba Ltd.

We have audited the balance sheets of Country Club Kfar Saba Ltd. as of December 31, 2002, the related statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in Israel and in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 16 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2F.

In our opinion, based on our audit, the above-mentioned financial statements present fairly the financial position of the Company as of December 31, 2002, the results of its operations, the changes in shareholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in Israel, consistently applied. As applicable to the Company’s financial statements, accounting principles generally accepted in the United States and in Israel are substantially identical in all material respects. Also, in our opinion, the financial statements based on nominal data (Note 16) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as of December 31, 2002, and the results of its operations, the changes in shareholder’ equity, and its cash flows for the year then ended, on the basis of the historical cost convention.

Luboshitz Kasierer
Certified Public Accountants (Isr.)

Report of Independent Public Accountants
To The Shareholders
of
COUNTRY CLUB KFAR-SABA LIMITED

We have audited the accompanying balance sheets of Country Club Kfar-Saba Ltd. (“the company”) as of December 31,2000 and 1999, and the related statements of operations, changes in shareholders’ equity and cash flows of the Company for each of the three years in the period ended December 31,2000. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors’ Regulations (Auditor’s Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S.  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of operations, change in shareholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles. Also, in our opinion, the financial statements based on nominal data (Note 20) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 2000 and 1999, and the results of its operations, the changes in shareholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2000, on the basis of the historical cost convention.

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

The condensed financial information in U.S. dollars presented in Note 20 to the financial statement represents a translation of the Company’s nominal Israeli currency financial data in accordance with the basis stated in Note 2G. In our opinion, such translation into U.S. dollars was properly made in accordance with the stated basis.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income (loss) and shareholders’ equity to the extent summarized in Note 21 to the financial statements.

Porat & Co.

Certified Public Accountants (Isr.)

Ramat Gan, March 12, 2001

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164

Israel

Tel: +972 (3) 608 5555
Fax: +972 (3) 609 4022
info@deloitte.co.il
www.deloitte.co.il

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF

EPSILON INVESTMENT HOUSE .LTD

We have audited the consolidated balance sheets of Epsilon Investment House Ltd., (an Israeli corporation), (hereinafter – “the Company”) and its subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity for each of the three years ended December 31, 2000, translated into U.S dollars. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements, based on our audit.

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

In our opinion, the financial statement referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 2000 and 1999, the results of their operations and the changes in their shareholders’ equity, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements in U.S Dollars have been computed on the basis set forth in Note 2 to the consolidated financial statements.

Brightman, Almagor & Co.
Certified Public Accountants

Tel Aviv, February 21, 2001

To:     PricewaterhouseCoopers - Tel Aviv
Date:  February 27, 2003

Report of Independent Public Accountants
Hod Hasharon Sport Center Ltd.

We have audited the balance sheets of Hod Hasharon Sport Center Ltd. as of December 31, 2002, the related statements of income and company’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.

Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in Israel and in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, based on our audit, the above-mentioned financial statements present fairly the financial position of the company as of December 31, 2002, the results of its operations, the changes in company’s equity and cash flows the year then ended, in conformity with accounting principles generally accepted in Israel, consistently applied. As applicable to the Company’s financial statements, accounting principles generally accepted in the United States and in Israel are substantially identical in all material respects. Also, in our opinion, the financial statements based on nominal data (Note 7) present fairly, in conformity with generally accepted accounting principles, the financial position of the company as of December 31, 2002, and the results of its operations, the changes in company’s equity, and its cash flows for the year then ended, on the basis of the historical cost convention.

Luboshitz Kasierer
Certified Public Accountants

Report of Independent Public Accountants
To The Shareholders
of
Hod Hasharon Sport Center Ltd.

We have audited the accompanying balance sheet of Hod Hasharon Sport Center Ltd. as at December 31, 2000, and the related statements of income and changes in shareholders’ equity for each of the three years in the period then ended, December 31, 2000 expressed in New Israel Shekels. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed under the Auditors Regulations (Auditor’s Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of operations, change in shareholders’ equity for each of the three years in the period ended December 31, 2000, in accordance with generally accepted accounting principles.

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

The condensed financial information in U.S. dollars presented in Note 7 to the financial statement represents a translation of the Company’s nominal Israeli currency financial data in accordance with the basis stated in Note 2D. In our opinion, such translation into U.S. dollars was properly made in accordance with the stated basis.

Porat and Co.

Certified Public Accountants (Isr.)
Ramat Gan, February 22, 2001

To:     PricewaterhouseCoopers - Tel Aviv
Date:  February 27, 2003

Report of Independent Public Accountants
Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the balance sheets of Hod Hasharon Sport Center (1992) Limited Partnership as of December 31, 2002, the related statements of income changes in partners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management.

Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in Israel and in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations.  We believe that our audits provide a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 16 to the financial statements.  These amounts have been translated into U.S. dollars using the method described in Note 2E.

In our opinion, based on our audit, the above-mentioned financial statements present fairly the financial position of the partnership as of December 31, 2002, the results of its operations, the changes in partners’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in Israel, consistently applied.  As applicable to the partnership’s financial statements, accounting principles generally accepted in the United States and in Israel are substantially identical in all material respects. Also, in our opinion, the financial statements based on nominal data (Note 16) present fairly, in conformity with generally accepted accounting principles, the financial position of the partnership as of December 31, 2002, and the results of its operations, the changes in partners’ equity, and its cash flows for the year then ended, on the basis of the historical cost convention.

Luboshitz Kasierer
Certified Public Accountants

AUDITORS’ REPORT Report of Independent Public Accountants
of
Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 2000 and 1999, and the related statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2000, expressed in New Israel Shekels. These financial statements are the responsibility of the partnership management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Auditors’ Regulations (Auditor’s Mode of Performance) - 1973. For purposes of these financial statements there is no material difference between generally accepted Israeli auditing standards and auditing standards generally accepted in the U.S. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Porat and Co.

Certified Public Accountants (Isr.)

Ramat Gan, February 22, 2001

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIR HOLDINGS LTD.

We have audited the financial statements of Ophir Holdings Ltd. (the “Company”) and the consolidated financial statements of the Company and its subsidiaries: balance sheets as of December 31, 2001 and the related statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a subsidiary, whose revenues included in consolidation constitute approximately 8% of total consolidated revenues for the year ended December 31, 2000.  We did not audit the financial statements of certain associated companies, the Company’s interest in which, as reflected in the balance sheets as of December 31, 2001, is adjusted NIS 160,595,000, and the Company’s share in excess of profits over losses of which is a net amount of adjusted NIS 819,000 in 2001, and the Company’s share in excess of losses over profits of which is a net amount of adjusted NIS 297,000 in 2000. The financial statements of the above subsidiary and associated companies were audited by other independent auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based on the reports of the other independent auditors.

We conducted our audits in accordance with auditing standards generally accepted in Israel and in the United States, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other independent auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 2001 and the results of operations, changes in shareholders’ equity and cash flows - of the Company and consolidated - for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in Israel. Furthermore, in our opinion, the financial statements referred to above are prepared in accordance with the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1b, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal historical net income and shareholders’ equity to the extent summarized in note 17.

The special condensed consolidated financial statements which are presented in note 17 have been translated into U.S. dollars for the convenience of one of the Company’s shareholders, in accordance with the principles set forth in Statement of Financial Accounting Standards No. 52 of the Financial Accounting Standards Board of the United States. In our opinion, the translation has been properly made.

Tel-Aviv, Israel	Kesselman & Kesselman
March 10, 2002	Certified Public Accountants (Isr.)

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164
Israel

Tel: +972 (3) 608 5555
Fax: +972 (3) 609 4022
info@deloitte.co.il
www.deloitte.co.il

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF

RENAISSANCE INVESTMENT CO.LTD

We have audited the consolidated balance sheets of Renaissance Investments Co.Ltd., (an Israeli corporation), (hereinafter – “the Company”) and its subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity for each of the three years ended December 31, 2000, translated into U.S dollars. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements, based on our audit.

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

In our opinion, the financial statement referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries, as at December 31, 2000 and 1999, the results of their operations and the changes in their shareholders’ equity, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the translated amounts in the accompanying consolidated financial statements in U.S Dollars have been computed on the basis set forth in Note 2 to the consolidated financial statements.

Brightman, Almagor & Co.
Certified Public Accountants

Tel Aviv, February 21, 2001

Kost Forer & Gabbay 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: Fax :	972-3-6232525 972 -3 -5622555

Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar Real Estate (1993) Ltd. (“the Company”) translated into U.S. dollars

               As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2002 and 2001, which were audited by us, and on which we expressed our opinion on February 16, 2003, have been provided to you.

               We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2002 and 2001, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards in Israel and the United States, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

               Full financial statement disclosures and statements of cash flows that are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2002 and their accompanying Notes.

               In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 2002 and 2001, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in Israel. As applicable to the Company’s financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

               Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

               The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel	KOST FORER & GABBAY
February 16, 2003	A Member of Ernst & Young International

Kost Forer & Gabbay 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: Fax :	972-3-6232525 972 -3 -5622555

Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar (I.A) 1993 Ltd. (“the Company”) translated into U.S. dollars

               As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2002 and 2001, which were audited by us, and on which we expressed our opinion on February 16, 2003, have been provided to you.

               We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2002 and 2001, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards in Israel and the United States, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

               Full financial statement disclosures and statements of cash flows that are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2002 and their accompanying Notes.

               In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 2002 and 2001, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in Israel. As applicable to the Company’s financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

               Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

               The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel	KOST FORER & GABBAY
February 16, 2003	A Member of Ernst & Young International

Kost Forer & Gabbay 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: Fax :	972-3-6232525 972 -3 -5622555

Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar (T.H) 1993 Ltd. (“the Company”) translated into U.S. dollars

               As you know, the Company publishes in Israel financial statements in NIS adjusted to the changes in the Consumer Price Index, in accordance with Statements of the Institute of Certified Public Accountants in Israel. These primary annual financial statements of the Company for the years 2002 and 2001, which were audited by us, and on which we expressed our opinion on February 16, 2003, have been provided to you.

               We have audited the accompanying translated U.S. dollar balance sheets of the Company as of December 31, 2002 and 2001, and the related translated U.S. dollar statements of income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards in Israel and the United States, including those prescribed by the Israeli Auditors Regulations (Mode of Performance) (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

               Full financial statement disclosures and statements of cash flows that are as required according to generally accepted accounting principles have not been presented and as such, the translated U.S. dollar financial statements mentioned above are to be read in conjunction with the primary annual audited financial statements of the Company, as of December 31, 2002 and their accompanying Notes.

               In our opinion, except for the effects of the matters discussed in the preceding paragraphs, the translated U.S. dollar financial statements referred to above present fairly, in all material respects, the translated U.S. dollar financial position of the Company as of December 31, 2002 and 2001, and the related translated U.S. dollar results of its operations for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in Israel. As applicable to the Company’s financial statements, accounting principles generally excepted in the United Sates and in Israel are substantially identical in all material respects.

               Also, in our opinion, the translation of the aforementioned nominal figures into U.S. dollars was made in accordance with the principles set forth in SFAS 52, see Note 2.

               The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel	KOST FORER & GABBAY
February 16, 2003	A Member of Ernst & Young International

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TRINET INVESTMENTS IN HIGH-TECH LTD.

We have audited the accompanying balance sheets of Trinet Investments in High-Tech Ltd. (“the Company”) as of December 31, 2002 and 2001, and the related statements of operations and changes in shareholders’ deficiency for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed under the Auditors’ Regulations (Auditor’s Mode of Performance) - 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

During 2002 the company ceased its operations.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and changes in shareholders’ deficiency for each of the three years in the period ended December 31, 2002, in accordance with generally accepted accounting principles in Israel.

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

Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, March 13, 2003

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 th day of March, 2003.

AMPAL-AMERICAN ISRAEL CORPORATION

By:	/s/JACK BIGIO

Jack Bigio, Chief Executive Officer and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN	Chairman of the Board of	March 27, 2003
Yosef A. Maiman	Directors

/s/ JACK BIGIO	President & CEO - Director	March 27, 2003
Jack Bigio

/s/ LEO MALAMUD	Director	March 27, 2003
Leo Malamud

/s/ DR. JOSEPH YERUSHALMI	Director	March 27, 2003
Dr. Joseph Yerushalmi

/s/ YEHUDA KARNI	Director	March 27, 2003
Yehuda Karni

/s/ EITAN HABER	Director	March 27, 2003
Eitan Haber

/s/ MICHAEL ARNON	Director	March 27, 2003
Michael Arnon

/s/ IRIT ELUZ	CFO, Vice President –	March 27, 2003
Irit Eluz	Finance and Treasurer

/s/ ALLA KANTER	Vice President –	March 27, 2003
Alla Kanter	Accounting and Controller (Principal Accounting Officer)

/s/ GIORA BAR – NIR	Controller	March 27, 2003
Giora Bar-Nir

I, Jack Bigio, certify that:

1. I have reviewed this annual report on Form 10-K of Ampal-American Israel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

Jack Bigio
President and CEO

I, Irit Eluz, certify that:

1. I have reviewed this annual report on Form 10-K of Ampal-American Israel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

Irit Eluz
CFO, Vice President – Finance and Treasurer