Form 10-Q
period 2003-03-31
AMPAL AMERICAN ISRAEL CORP /NY/
filed 2003-05-16
CIK 731859

THIS DOCUMENT IS A COPY OF THE FORM 10-Q BEING FILED ON MAY 16, 2003
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation of Organization)	13-0435685 (I.R.S. Employer Identification Number

555 Madison Avenue, New York, New York (Address of Principal Executive Offices)	10022 (Zip code)

Registrant's Telephone Number, Including Area Code (212) 593-9842

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No ☒

             The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 19,711,123 (as of May 9, 2003).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED>STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in (losses) earnings of affiliates	$ (509)	$ 2,047
Interest	135	337
Real estate income	2,105	1,839
Realized and unrealized gains (losses) on
investments	908	(2,860)
Other	2,295	1,309

Total Revenues	4,934	2,672

EXPENSES
Interest	2,217	2,525
Real estate expenses	1,933	1,922
Loss from impairment of investments	-	3,892
Minority interests	509	(477)
Translation loss (gain)	321	(957)
Other (mainly general and administrative)	2,337	1,615

Total expenses	7,317	8,520

Loss before income taxes	(2,383)	(5,848)
(Benefit)provision for income taxes	(216)	327

Net loss	$(2,167)	$(6,175)

Basic and Diluted EPS
Loss per Class A share	$ (0.11)	$ (0.32)

Shares used in calculation (in thousands)	19,686	19,277

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2003	December 31, 2002
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$ 1,386	$ 1,557

Deposits, notes and loans receivable	9,429	10,962
Investments	218,505	215,094
Real estate property, less accumulated
Depreciation of $9,608 and $9,166	65,275	65,598
Other assets	31,811	30,488

Total Assets	$326,406	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	March 31, 2003	December 31 2002
(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$ 133,195	$ 114,257
Debentures	3,707	22,546
Accounts payable, accrued
Expense and others	89,992	86,718

Total Liabilities	226,894	223,521

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
135,760 and 139,391 shares; outstanding 132,410
and 136,041 shares	679	697

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares; issued
699,592 and 706,450 shares; outstanding 577,056
and 583,914 shares	3,498	3,532

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,541,534 and
25,502,805 shares; outstanding 19,709,870
and 19,671,141 shares	25,542	25,503

Additional paid-in capital	58,138	58,125
Retained earnings	65,308	67,475
Treasury Stock, at cost	(31,096)	(31,096)
Accumulated other comprehensive loss	(22,557)	(24,058)

Total shareholders' equity	99,512	100,178

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 326,406	$ 323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,167)	$(6,175)
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in losses(gains)of affiliates	509	(2,047)
Realized and unrealized losses (gains)
on investments	(908)	2,860
Gain on sale of real estate rental property	-	(137)
Depreciation expense	504	555
Net amortization	(73)	(3)
Loss from impairment of investments and loans	-	3,892
Translation loss (gain)	321	(957)
Minority interests	509	(477)
(Increase)decrease in other assets	(985)	7,007
Increase (decrease) in accounts payable,
accrued expenses and others	2,958	(592)
Investments made in trading securities	(1,702)	(15)
Proceeds from sale of trading securities	1,508	468
Dividends received from affiliates	-	43

Net cash provided by operating activities	474	4,422

Cash Flows from investing activities:
Deposits, notes and loans receivable collected	1,852	1,846
Deposits, notes and loans receivable granted	(240)	(709)
Investments made in-
affiliates and others	(1,061)	(967)
Proceeds from sale of real estate property,
net of commissions and transfer taxes	-	250
Return of capital by partnership	134	107
Capital improvements	(352)	(373)

Net cash provided by investing
activities	333	154

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$ 19,937	$ 621

Notes and loans payable repaid:
Others	(1,239)	(8,478)
Debentures repaid	(19,271)	(1,763)

Net Cash used in financing
activities	(573)	(9,620)

Effect of exchange rate changes on cash and
cash equivalents	(405)	(895)

Net (decrease)in cash and cash equivalents	(171)	(5,939)
Cash and cash equivalents at beginning of
period	1,557	7,973

Cash and cash equivalents at end of period	$ 1,386	$ 2,034

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others:	$ 3,449	$ 4,602

Income taxes paid	$ 27	137

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands, except share amounts)	(Unaudited)	(Unaudited)

4% PREFERRED STOCK
Balance, beginning of year	$ 697	$ 731

Conversion of 3,631 and 1,605 shares into
Class A Stock	(18)	(8)

Balance, end of period	$ 679	$ 723

6-1/2% PREFERRED STOCK
Balance, beginning of year	$ 3,532	$ 3,633

Conversion of 6,858 and 10,853 shares into
Class A Stock	(34)	(54)

Balance, end of period	$ 3,498	$ 3,579

CLASS A STOCK
Balance beginning of year	$ 25,503	$ 25,408

Issuance of shares upon conversion of
Preferred Stock	39	40

Balance, end of period	$ 25,542	$ 25,448

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$ 58,125	$ 58,253

Conversion of Preferred Stock	13	22

Balance, end of period	$ 58,138	$ 58,275

RETAINED EARNINGS
Balance, beginning of year	$ 67,475	$ 111,740

Net loss	(2,167)	(6,175)

Balance, end of period	$ 65,308	$ 105,565

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATEDSTATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands, except share amounts)	(Unaudited)	(Unaudited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, beginning and end of period - 5,831,664
and 6,160,664 shares, at cost	(29,159)	(31,301)

Balance, end of period	$(31,096)	$(33,238)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,750)	(20,163)
Foreign currency translation adjustment	628	(1,339)

Balance, end of period	(20,122)	(21,502)

Unrealized gain on marketable securities:
Balance, beginning of year	(3,308)	4,856
Unrealized gain(loss), net	873	(3,615)
Sale of available-for-sale securities	-	(681)

Balance, end of period	(2,435)	560

Balance, end of period	$(22,557)	$(20,942)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands)	(Unaudited)	(Unaudited)

Net loss	$(2,167)	$ (6,175)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	628	(1,339)
Unrealized gain(loss) on securities	873	(3,615)

Other comprehensive income(loss)	1,501	(4,954)

Comprehensive loss	$ (666)	$(11,129)

Related Tax benefit (expense) of other
Comprehensive loss:
Foreign currency translation adjustments	$ (212)	$ 109

Unrealized (loss) on securities	$ (306)	$ (1,102)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The March 31, 2003 consolidated balance sheet presented herein was derived from the audited December 31, 2002 consolidated financial statements of the Company.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2002 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company’s December 31, 2002 consolidated financial statements for additional details of the Company’s consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3.	Recently Issued Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under this FIN, entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have an effect on the Company’s financial position, results of operations or cash flows.

4.	Employee Stock Based Compensation
The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred. Pro forma information regarding net loss required under SFAS No. 148 has been determined for the options under the plans, in accordance with SFAS No. 123 and SFAS No. 148, the Company’s net loss and EPS would have been reduced as follows:

Three Months Ended March 31	2003	2002
(In thousands, except per share data)

Net loss:
As reported	$(2,167)	$(6,175)
Less-stock based compensation expense
Determined under fair value method	(123)	(906)

Pro forma	$(2,290)	$(7,081)

Basic and diluted EPS:
As reported	$(0.11)	$(0.32)

Pro forma	$(0.12)	$(0.37)

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options; (2) dividend yield; (3) volatility; and (4) risk-free interest rate. For the three months ended March 31, 2003 and 2002, no options were granted.

5.	Segment information presented below results primarily from operations in Israel.

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands)

Revenues:
Finance	$ 2,908	$ (1,613)

Real Estate	2,105	1,839
Leisure-time	446	419
Intercompany adjustments	(16)	(20)

Total	$ 5,443	$ 625

Pretax Operating Loss:
Finance	$ (1,236)	$ (8,356)

Real Estate	(179)	(63)

Leisure-time	50	47

Total	$ (1,365)	$ (8,372)

Total Assets:
Finance*	$ 244,530	$ 281,054

Real Estate	68,816	69,499
Leisure-Time	15,666	14,546
Intercompany adjustments	(2,606)	(4,425)

Total	$ 326,406	$ 360,674

*Includes an investment in MIRS Communications Ltd. of $111 million.

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues exclude equity in earnings of affiliates and pretax operating income excludes equity in earnings of affiliates and minority interests.

The real estate segment consists of rental property owned in Israel leased to unrelated parties and of the operations of Am-Hal Ltd., the Company’s wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. The leisure-time segment consists primarily of Coral World International Limited (marine parks located around the world) and Country Club Kfar Saba (the company’s 51%-owned subsidiary located in Israel).

6.	The following table summarizes securities that were outstanding as of March 31, 2003 and 2002, but not included in the calculations of diluted earnings per Class A share because such shares are anti-dilutive.

(Shares in thousands)	March 31,
	2003	2002
Options and Rights	1,338	2,822
6-1/2% Preferred Stock	577	593
4% Preferred Stock	132	141

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Annual Report for the year ended December 31, 2002 for a summary of all of Ampal’s significant accounting policies.

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

Long-Lived Assets

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely outside the United States.

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under this FIN, entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have an effect on the Company’s financial position, results of operations or cash flows.

Results of Operations

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $2.2 million for the three months ended March 31, 2003, as compared to a net loss of $6.2 million for the same period in 2002. The decrease in net loss is primarily attributable to the realized and unrealized gains on investments in 2003, as compared to the realized and unrealized losses in 2002, the absence of loss from impairment of investments in 2003, and higher other income. These increases in net income were partially offset by the equity in losses of affiliates and a translation loss in 2003 as compared to a translation gain in 2002.

Ampal recorded $0.9 million of realized and unrealized gains on investments which are classified as trading securities in the three-month period ended March 31, 2003, as compared to $2.9 million of realized and unrealized losses in the same period in 2002. The realized and unrealized gains in 2003 are attributable mainly to the Company’s investment in Blue Square Israel Ltd. (“Blue Square”). Regarding the realized and unrealized losses recorded in 2002, they were primarily attributable to the Company’s investment in shares of Bank Leumi Le’Israel B.M. (“Leumi”), Alvarion Ltd. (“Alvarion”) and Arel Communications and Software Ltd.

Equity in earnings of affiliates decreased to a loss of $0.5 million for the three months ended March 31, 2003, from the income of $2 million for the same period in 2002.
The loss in 2003 includes a $1.35 million provision attributed to losses from Granite Hacarmel (“Granite”), one of the Company’s affiliates.  According to an immediate report issued by Granite, its management estimated that the result of its operations for the first quarter of 2003 will culminate in a loss of between NIS 39 and NIS 57 million. The estimated loss is not final and it is subject to review, adjustments and approval of Granite’s Board of Directors. Accordingly, the impact on the Company’s share of these estimated losses would range from approximately $0.9 to $1.8 million. The Company has determined to include in its results of operations an amount equal to the average of the range of those losses.

The increase in other income in the three months ended March 31, 2003, as compared to the same period in 2002, is mainly attributable to the $1.7 million income recorded in the first quarter of 2003 with respect to the guaranteed payment from Motorola (Israel) Ltd., which was not recorded in the same period in 2002.

In the three-month period ended March 31, 2002, the Company recorded $3.9 million in losses from the impairment of its investments and loans in the following companies: Bay Heart Limited (“Bay Heart”)($1.5 million), Bridgewave Communications, Inc. ($0.8 million), Camelot Information Technologies Ltd. (“Camelot”)($0.5 million), Netformx Ltd. ($0.5 million), Enbaya Inc. ($0.5 million), Tulip Ltd. ($0.1 million). There were no similar losses recorded in the first quarter of 2003.

The Company recorded lower interest expense in the three months ended March 31, 2003, as compared to the same period in 2002, primarily as a result of lower interest rates.

The Company recorded a translation loss of $0.3 million in the three months ended March 31, 2003 as compared to a translation gain of $1 million in the same period in 2002. The translation loss in 2003 and the translation gain in 2002 are attributable to the revaluation and devaluation of the new Israeli shekel against the U.S. dollar in the respective periods.

Liquidity and Capital Resources

Cash Flows

On March 31, 2003, cash and cash equivalents were $1.4 million, as compared with $1.6 million at December 31, 2002.

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

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $0.5 million for the three months ended March 31, 2003, as compared to approximately $4.4 million for the same period in 2002. The decrease is primarily attributable to the $7 million guaranteed payment made by Motorola (Israel) Ltd. in 2002. In 2003, the payment was received by the Company at the beginning of April.

        Cash flows from investing activities

Net cash provided by investing activities totaled approximately $0.3 million for the three months ended March 31, 2003, as compared to approximately $0.2 million for the same period in 2002.

        Cash flows from financing activities

Net cash used in financing activities was approximately $0.6 million at March 31, 2003, as compared to approximately $9.6 million at March 31, 2002. The decrease in the cash used in 2003 is primarily attributable to the pay down of notes and loans repayments ($1.2 million and $8.5 million in 2003 and 2002, respectively).

Investments

On March 31, 2003, the aggregate fair value of trading and available-for-sale securities was approximately $20 million, as compared to $18.6 million at December 31, 2002. The increase in 2003 is attributable to increases in the market prices of such securities.

In 2003, the Company made the following investments:

(1)	A $0.7 million in ShellCase Ltd., a developer and manufacturer of chip size packaging.The Company currently holds an approximately 14.0% equity interest in ShellCase Ltd.

(2)	A $0.3 million in Star Management of Investments No.II (2000) (“Star”), a venture capital fund. The Company currently holds an approximately 10% equity interest in Star.

Debt

At March 31, 2003, the Company had in place unused lines of credit in the aggregate amount of $6.3 million.

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $37.3 million and $34.8 million, respectively, as of March 31, 2003. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of March 31, 2006, 2007 and 2008. Interest is required to be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. As a result of renegotiations with the bank regarding the covenants, Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 with respect to the Company’s repayment obligations under the loan.

        On March 31, 2003, the Company redeemed 17.5 million in principal amount of its outstanding debentures. The transaction was financed by a loan from Bank Hapoalim, the principal repayments of which are due as follows: 50% on April 1, 2006, and 10% on each of April 1, 2004, 2005, 2006, 2007 and 2008. The loan bears interest at a rate of libor plus 2.5% on the 50% of the loan which is to be repaid on April 1, 2006 and libor plus 2.4% on the balance of the loan. The interest is payable semi-annually on October 1 and April 1 of each year. The loan is secured by certain of the Company’s marketable securities and the Company’s investment in Ophir Holdings Ltd. As of March 31, 2003, the company had $3.7 million in debentures outstanding with interest rates of 7.5% These debentures, which mature in 2005, are secured by $3.8 million in cash held in a secured account.

        The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim. At March 31, 2003 and December 31, 2002, the amounts outstanding under these loans were $11.5 million and $12.7 million, respectively. The loans are dollar linked, mature through 2007-2010 and have interest rates of LIBOR plus 2.25%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $4.8 million in favor of clients of Am-Hal in order to secure their deposits.

        The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim. The term of these borrowings is up to one year. The weighted average interest rates and the balances of these short-term borrowings at March 31, 2003 and December 31, 2002 were 3.9% on $41.3 million and 4.4% on $39.8 million, respectively.

        As of March 31, 2003, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.8 million. This includes:

$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

$5.7 million guarantee on indebtedness incurred by Bay Heart ($3.8 million of which was recorded as a loss in the Company’s financial statements) in connection with the development of its property. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

$4.8 million guarantee to Am- Hal tenants as described above.

$0.8 million guarantee to Galha 1960 Ltd.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words anticipate, believe, estimate, expect, intend, plan, and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this quarterly Report and other Reports filed with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2003, and are sensitive to the above market risks.

During the three months ended March 31, 2003, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2002.

Interest Rate Risks

At March 31, 2003, the Company had financial assets totaling $10 million and financial liabilities totaling $136.9 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2003, the Company had fixed rate financial assets of $6 million and variable rate financial assets of $4 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At March 31, 2003, the Company had fixed rate debt of $13.8 million and variable rate debt of $123.1 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2003, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At March 31, 2003, the Company had open foreign exchange forward purchase contracts in the amount of $19.5 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.6 million, and in the statements of income (loss), a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $1.1 million.

Equity Price Risk

The Company’s investments at March 31, 2003, included marketable securities (trading and available-for-sale) which are recorded at fair value of $20 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $2 million.

ITEM 4.   CONTROLS AND PROCEDURES

        Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ampal’s disclosure controls and procedures. Based upon that evaluation, Ampal’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that these controls and procedures are effective.

        There have been no significant changes in Ampal’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Loss per Share of Class A Stock.

99.1	Certification of Jack Bigio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: None

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

AMPAL-AMERICAN ISRAEL CORPORATION By:/s/ Jack Bigio —————————————— Jack Bigio Chief Executive Officer (Principal Executive Officer)
By:/s/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer (Principal Financial Officer)
By:/s/ Alla Kanter —————————————— Alla Kanter Vice President - Accounting (Principal Accounting Officer)
By:/s/ Giora Bar-Nir —————————————— Giora Bar-Nir Controller (Principal Accounting Officer)

Dated: May 15, 2003

I, Jack Bigio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ampal – American Israel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, no misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Jack Bigio —————————————— Jack Bigio President and Chief Executive Officer

I, Irit Eluz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ampal – American Israel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, no misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.                    Description

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.....................

99.1	Certification of Jack Bigio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11.1

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SCHEDULE SETTING FORTH COMPUTATION OF LOSS PER SHARE OF CLASS A STOCK

THREE MONTHS ENDED MARCH 31,	2003	2002
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

BASIC AND DILUTED EPS
Net loss (1)	$(2,222)	$(6,232)
Loss per Class A Share	$ (0.11)	$ (.32)
Shares used in calculation (2)	19,686	19,277

(1)	After deduction of accrued preferred stock dividends of $55 and $57, respectively

(2)	In 2003 and 2002, the conversion of the 4% and 6-1/2% Preferred Stocks and the exercise of stock options was excluded from the diluted EPS calculation due to the antidilutive effect.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Ampal-American Israel Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack Bigio, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)     The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jack Bigio —————————————— Jack Bigio President and CEO Ampal-American Israel Corporation May 15, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Ampal-American Israel Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Irit Eluz, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)     The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer Ampal-American Israel Corporation May 15, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.