Form 10-Q
period 2003-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2003-08-13
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification Number

555 Madison Avenue, New York, New York	10022

(Address of Principal Executive Offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code (212) 593-9842

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

     Indicate by check mark whether the registrant   (1)   has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and  (2)  has been subject to such filing requirements for the past 90 days.     Yes      X           No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  _____      No      X
     The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,722,800 (as of August 6, 2003).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$194	$1,040
Interest	267	614
Real estate income	4,385	3,656
Realized and unrealized gains (losses) on investments	26,342	(6,837)
Gain on sale of real estate rental property	-	137
Other	4,739	5,320

Total revenues	35,927	3,930

EXPENSES
Interest	3,634	4,178
Real estate expenses	3,921	3,780
Loss from impairment of investments & real estate	8,133	6,080
Minority interests	1,095	197
Translation loss (gain)	2,313	(957)
Other (mainly general and administrative)	4,583	3,483

Total expenses	23,679	16,761

Gain (loss) before income taxes	12,248	(12,831)
Provision for income taxes	4,184	2,502

Net gain (loss)	$8,064	$(15,333)

Basic EPS
Gain (loss) per Class A share	$0.40	$(0.79)

Shares used in calculation (in thousands)	19,698	19,435

Diluted EPS
Gain (loss) per Class A shares	$0.36	$(0.79)

Shares used in calculation (in thousands)	22,103	19,435

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings (losses) of affiliates	$703	$(1,007)
Interest	132	277
Real estate income	2,280	1,817
Realized and unrealized gains (losses) on investments	25,434	(3,977)
Other	2,444	4,148

Total revenues	30,993	1,258

EXPENSES
Interest	1,417	1,653
Real estate expenses	1,988	1,858
Loss from impairment of investments & real estate	8,133	2,188
Minority interests	586	674
Translation loss (gain)	1,992	-
Other (mainly general and administrative)	2,246	1,868

Total expenses	16,362	8,241

Gain (loss) before income taxes	14,631	(6,983)
Provision for income taxes	4,400	2,175

Net gain (loss)	$10,231	$(9,158)

Basic EPS
Gain (loss) per Class A share	$0.52	$(0.47)

Shares used in calculation (in thousands)	19,713	19,557

Diluted EPS
Gain (loss) per Class A shares	$0.46	$(0.47)

Shares used in calculation (in thousands)	22,103	19,557

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2003	December 31, 2002

(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$2,784	$1,557

Deposits, notes and loans receivable	12,259	10,962

Investments	237,271	215,094

Real estate property, less accumulated Depreciation of $10,069 and $9,166	66,445	65,598

Other assets	29,530	30,488

Total Assets	$348,289	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY AS OF	June 30, 2003	December 31, 2002

(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$135,123	$114,257
Debentures	4,010	22,546
Accounts payable, accrued expense and others	95,740	86,718

Total Liabilities	234,873	223,521

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 134,476 and 139,391 shares; outstanding 131,126 and 136,041 shares	672	697

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 698,802 and 706,450 shares; outstanding 576,266 and 583,914 shares	3,494	3,532

Class A Stock; $1 par value; authorized 60,000,000 shares; issued 25,550,324 and 25,502,805 shares; outstanding 19,718,660 and 19,671,141 shares	25,550	25,503

Additional paid-in capital	58,141	58,125

Retained earnings	75,539	67,475

Treasury Stock, at cost	(31,096)	(31,096)

Accumulated other comprehensive loss	(18,884)	(24,058)

Total shareholders’ equity	113,416	100,178

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$348,289	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net gain (loss)	$8,064	$(15,333)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	(194)	(1,040)
Realized and unrealized gains (losses) on investments	(26,342)	6,837
Gain on sale of real estate rental property	-	(137)
Depreciation expense	1,024	1,078
Net amortization	(586)	6
Loss from impairment of investments and loans	8,133	6,080
Translation loss (gain)	2,313	(957)
Minority interests	1,095	197
Decrease in other assets	1,284	7,318
Increase in accounts payable, accrued expenses and others	5,938	1,249
Investments made in trading securities	(20,057)	(16)
Proceeds from sale of trading securities	22,191	468
Dividends received from affiliates	3,529	83

Net cash provided by operating activities	6,392	5,833

Cash flows from investing activities:
Deposits, notes and loans receivable collected	1,853	3,170
Deposits, notes and loans receivable granted	(3,363)	(913)
Investments made in affiliates and others	(1,000)	(991)
Proceeds from sale of real estate property, net of commissions and transfer taxes	-	250
Return of capital by partnership	157	209
Capital improvements	(2,520)	(905)
Change of minority interest due to acquisition	1,464	-

Net cash provided (used) by investing activities	(3,409)	820

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$20,263	$967
Notes and loans payable repaid:
Others	(4,350)	(11,782)
Proceeds from exercise of stock options	-	1,973
Debentures repaid	(19,271)	(1,763)

Net cash used in financing activities	(3,358)	(10,605)

Effect of exchange rate changes on cash and cash equivalents	1,602	(2,407)

Net increase (decrease) in cash and cash equivalents	1,227	(6,359)
Cash and cash equivalents at beginning of period	1,557	7,973

Cash and cash equivalents at end of period	$2,784	$1,614

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others:	$4,444	$5,279

Income taxes paid	$60	$204

Supplemental Disclosure of Non-cash
Investing Activities:
Investments in investees	780	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands, except share amounts)	(Unaudited)	(Unaudited)

4% PREFERRED STOCK
Balance, beginning of year	$697	$731
Conversion of 4,915 and 3,205 shares into Class A Stock	(25)	(16)

Balance, end of period	$672	$715

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,532	$3,633
Conversion of 7,648 and 20,230 shares into Class A Stock	(38)	(101)

Balance, end of period	$3,494	$3,532

CLASS A STOCK
Balance beginning of year	$25,503	$25,408
Issuance of shares upon conversion of Preferred Stock	47	77

Balance, end of period	$25,550	$25,485

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,125	$58,253
Conversion of Preferred Stock	16	40
Issuance of shares upon exercise of stock options	-	(168)

Balance, end of period	$58,141	$58,125

RETAINED EARNINGS
Balance, beginning of year	$67,475	$111,740
Net gain (loss)	8,064	(15,333)

Balance, end of period	$75,539	$96,407

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands, except share amounts)	(Unaudited)	(Unaudited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, beginning and end of period – 5,831,664 and 6,160,664 shares, at cost	(29,159)	(31,301)
Issuance of shares upon exercise of 329,000 stock options	-	2,142

Balance end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,750)	(20,163)

Foreign currency translation adjustment	397	(1,694)

Balance, end of period	(20,353)	(21,857)

Unrealized gain on marketable securities:
Balance, beginning of year	(3,308)	4,856
Unrealized gain (loss), net	7,519	(9,944)
Sale of available-for-sale securities	(2,742)	(681)

Balance, end of period	1,469	(5,769)

Balance, end of period	$(18,884)	$(27,626)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands)	(Unaudited)	(Unaudited)

Net gain (loss)	$8,064	$(15,333)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	397	(1,694)
Unrealized gain (loss) on securities	7,519	(9,944)

Other comprehensive income (loss)	7,916	(11,638)

Comprehensive gain (loss)	$15,980	$(26,971)

Related Tax benefit (expense) of other
Comprehensive gain (loss):
Foreign currency translation adjustments	$(175)	$82
Unrealized (loss) on securities	$(1,998)	$(1,782)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The June 30, 2003 consolidated balance sheet presented herein was derived from the audited December 31, 2002 consolidated financial statements of the Company.

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

3.	Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46 entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

FIN 46 is effective as follows:  for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.

FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The Company is currently analyzing the impact of this Statement but does not believe that on adoption, it will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that these instruments be classified as liabilities in statements of financial position. This Statement is effective prospectively for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement shall be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company is currently analyzing the impact of this Statement but does not believe that on adoption, it will have a material impact on its results of operations or financial position.

4.	Employee Stock Based Compensation

The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred. The following table illustrates the effect on net income and net loss and EPS as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock based incentive plans for the periods indicated below:

Six Months Ended June 30	2003	2002

(In thousands, except per share data)

Basic EPS:

Net gain (loss):
As reported(1)	$7,955	$(15,446)
Less-stock based compensation expense
Determined under fair value method	(247)	(7,293)

Pro forma	$7,708	$(23,739)

As reported	$0.40	$(0.79)

Pro forma	$0.39	$(1.17)

Diluted EPS:

Net gain (loss):
As reported	$8,064	$(15,446	) (1)
Less-stock based compensation expense
Determined under fair value method	(247)	(7,293)

Pro Forma	$7,817	(22,739)

As Reported	$0.36	$(0.79)

Pro forma	$0.35	$(1.17)

Three Months Ended June 30	2003	2002

(In thousands, except per share data)

Basic EPS:

Net gain (loss):
As reported(1)	$10,176	$(9,215)
Less-stock based compensation expense
Determined under fair value method	(124)	(6,387)

Pro forma	$10,052	$(15,602)

As reported	$0.52	$(0.47)

Pro forma	$0.51	$(0.80)

Diluted EPS:

Net gain (loss):
As reported	$10,231	$(9,215	) (1)
Less-stock based compensation expense
Determined under fair value method.	(124)	(6,387)

Pro forma	$10,107	$(15,602)

As Reported	$0.46	$(0.47)

Pro forma	$0.46	$(0.80)

(1)After deduction of accrued Preferred Stock Dividend of $109 and $113 (for three month $55 and $57) respectively.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options;  (2) dividend yield; (3) volatility; and (4) risk-free interest rate.  For the periods of six and three months ended June 30, 2003 and 2002, no options were granted. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the optionholder.

5.	Segment information presented below results primarily from operations in Israel.

SIX MONTHS ENDED JUNE 30,	2003	2002

(Dollars in thousands)

Revenues:
Finance	$30,476	$(1,661)
Real Estate	4,385	3,793
Leisure-time	908	796
Intercompany adjustments	(36)	(38)

Total	$35,733	$2,890

Pretax Operating Gain (Loss):
Finance	$13,994	$(13,770)
Real Estate	(909)	39
Leisure-time	64	57

Total	$13,149	$(13,674)

Total Assets:
Finance*	$264,810	$260,923
Real Estate	69,820	69,295
Leisure-Time	16,444	15,220
Intercompany adjustments	(2,785)	(4,351)

Total	$348,289	$341,087

*Includes an investment in MIRS Communications Ltd. of $111 million.

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues exclude equity in earnings of affiliates and pretax operating gain (loss)excludes equity in earnings of affiliates and minority interests.

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

6.

The following table summarizes securities that were outstanding as of June 30, 2003 and 2002, but not included in the calculations of diluted earnings per Class A share because such shares are anti-dilutive.

(Shares in thousands)	June 30,

	2003	2002

Options and Rights	1,338	1,835
6-1/2% Preferred Stock	—	584
4% Preferred Stock	—	140

7.	Legal Proceedings

Yakhin Hakal

Further to the legal proceedings description in the 2002 financial statements, on July 15, 2003, the Israeli Supreme Court dismissed the appeal filed by the Company on March 12, 2002, regarding the Tel Aviv District Court’s previous decision to dismiss the Company’s request for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir’s and Yakhin Mataim’s decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim for approximately $0.8 million.

MIRS

A petition to certify a class action against MIRS in the amount of NIS 170 million ($36 million) was filed in the Tel Aviv District Court in September 2001.  The claim is in connection with the change in MIRS’ tariffs resulting from the implementation of MIRS’ own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code.  As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS’s previous dialing prefix. On May 14, 2003 the petitioners withdrew their claim.

A petition to certify a class action against MIRS and the other three cellular operators in Israel in the total amount of NIS 600 million ($127 million) was filed in the Tel Aviv District Court in May 2002. The claim involves the inter-connect fees that were collected from the customers of the other operators with regard to phone calls that were made to voice recorder applications through the cellular operators’ dialing numbers. On June 22, 2003 the petitioners withdrew their claim.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46 entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

FIN 46 is effective as follows:  for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.

FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As the Company does not have variable interest entities, the adoption of FIN 46 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The Company is currently analyzing the impact of this Statement but does not believe that on adoption, it will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that these instruments be classified as liabilities in statements of financial position. This Statement is effective prospectively for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement shall be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company is currently analyzing the impact of this Statement but does not believe that on adoption, it will have a material impact on its results of operations or financial position.

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002:

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net gain of $8.1 million for the six months ended June 30, 2003, as compared to a net loss of $15.3 million for the same period in 2002.  The increase in net gain is primarily attributable to the realized and unrealized gains on investments in the six months ended June 30, 2003, as compared to the realized and unrealized losses in the comparable period of fiscal 2002. This increase in net gain was partially offset by the decreased equity in earnings of affiliates, higher loss from impairment of investments, lower other income and a translation loss the six months ended June 30, in 2003 as compared to a translation gain in the same period of fiscal 2002.

In the six moth period ended June 30, 2003, the Company recorded $26.3 million of realized and unrealized gains on investments, as compared to $6.8 million of realized and unrealized losses in the same period in 2002.  The gains recorded in the six months ended June 30, 2003 are mainly attributable to the gains on sale of the Company’s investment in Blue Square Israel Ltd. (“Blue Square”) ($2.6 million) and Granite Hacarmel Investments Ltd. (“Granite”) ($20.8 million). During the second quarter of 2003, the Company sold 1,466,454 shares in Granite and through July 7, 2003 sold an additional 12,350,000 shares (See Subsequent Events). Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security at June 30, 2003. The realized and unrealized losses recorded in the six months ended June 30, 2002, were primarily attributable to the Company’s investment in shares of Bank Leumi Le’Israel B.M. (“Leumi”), Alvarion Ltd. (“Alvarion”) and Sonic Foundry, Inc. (“Sonic”).

Equity in earnings of affiliates decreased to $0.2 million for the six months ended June 30, 2003 from $1 million for the same period in 2002. The decrease in 2003 is attributable to a $1.73 million loss in Granite, which was recorded in the first quarter of 2003.

Real estate income increased to $4.39 million for the six months ended June 30, 2003, as compared to $3.66 million for the same period in 2002. The increase is attributable to the higher number of units sold in Am-Hal Ltd., the Company’s 100%-owned subsidiary, which owns and operates a chain of senior citizen facilities in Israel.

Other income decreased to $4.74 million for the six months ended June 30, 2003, as compared to $5.32 million for the same period of 2002. This decrease is attributable to a one-time payment received from an insurance policy.

In the six-month period ended June 30, 2003, the Company recorded $8.1 million in losses from the impairment of its investments in XACCT Technologies Ltd (“XACCT”) ($6.2 million), Identify Solutions Ltd (“Identify”) ($1.3 million), and Real Estate in Migdal Haemek ($0.6 million). In the same period in 2002, the Company recorded a $6.1 million loss from the impairment of its investments.

The Company recorded a translation loss of $2.3 million in the six months ended June 30, 2003 as compared to a translation gain of $1 million in the same period in 2002.  The translation loss in 2003 and the translation gain in 2002 are attributable to the revaluation and devaluation of the new Israeli shekel against the U.S. dollar in the respective periods.

The Company recorded lower interest expense in the six months ended June 30, 2003, as compared to the same period in 2002, primarily as a result of lower interest rates.

The Company recorded higher other expenses in the six months ended June 30, 2003 as compared to the same period in 2002, primarily as a result of higher rates in Directors and Officers liability insurance premiums.

On January 6, 2003, the Company entered into a definitive agreement to sell its holding in Carmel Container Systems Ltd (“Carmel”), a packaging manufacturer based in Israel. On June 2, 2003, the Company announced that the agreement has been cancelled due to the fact that the Israeli Antitrust Authority has objected to the merger between Carmel and Best Carton Ltd., a merger that was a condition precedent to the closing of the sale of the Ampal group’s holdings in Carmel to a subsidiary of Carmel.

Three months ended June 30, 2003 compared to three months ended June 30, 2002:

The consolidated net gain increased to $10.2 million for the three months ended June 30, 2003 as compared to a net loss of $9.2 million for the same period in 2002. The increase in net gain is primarily attributable to higher realized and unrealized gains on investments in marketable securities and to the increase in equity in earnings of affiliates. These increases were partially offset by the lower other income, higher loss from impairment, and a translation loss in the three months ended June 30,2003, which was absent in the same period of fiscal 2002.

In the three-month period ended June 30, 2003, the Company recorded a $25.4 million realized and unrealized gain on investments, as compared to a $4 million realized and unrealized losses on investments in the same period of fiscal 2002. The gains recorded in 2003 are primarily attributable to the Company’s investment in Granite ($20.8 million). During the second quarter of 2003, the Company sold 1,466,454 shares in Granite and through July 7, 2003 sold an additional 12,350,000 shares (See Subsequent Events).  Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security at June 30, 2003. The $4 million realized and unrealized loss on investments recorded in the three months ended June 30, 2002 consisted of $0.7 million of the losses on investments in various trading securities and $3.3 million of the unrealized losses from the permanent impairment in value of Ampal’s investment in Sonic, Alvarion and Compugen.

Equity in earnings of affiliates increased to an income of $0.7 million for the three months ended June 30, 2003, from a loss of $1 million for the same period in 2002.  The increase is primarily attributable to the increased earnings of the Company’s affiliates in the three months ended June 30, 2003. Additionally, in 2002, Ophirtech Ltd. (“Ophirtech”), the Company’s 42.5% owned affiliate recorded higher losses from impairment of investments.

The decrease in other income in the three months ended June 30, 2003, as compared to the same period in 2002, is attributable to the income recorded with respect to the guaranteed payment from Motorola (Israel) Ltd, ($1.7 million in 2003, as compared to $3.6 million in the same period of fiscal 2002).

In the three-month period ended June 30, 2003, the Company recorded $8.1 million in losses from the impairment of its investments in XACCT Technologies Ltd (“XACCT”) ($6.2 million), Identify Solutions Ltd (“Identify”) ($1.3 million), and Real Estate in Migdal Haemek ($0.6 million), while in the same period in 2002, the Company recorded a $2.2 million loss from the impairment of its investments.

The Company recorded a translation loss of $2.0 million in the three months ended June 30, 2003 as compared to no translation gain in the same period in 2002. The translation loss in 2003 is attributable to the revaluation and devaluation of the new Israeli shekel against the U.S. dollar in the respective periods.

The Company recorded lower interest expense in the three months ended June 30, 2003, as compared to the same period in 2002, primarily as a result of lower interest rates.

The Company recorded higher other expenses in the three months ended June 30, 2003 as compared to the same period of 2002, primarily as a result of higher rates in Directors and Officers liability insurance premiums.

Liquidity and Capital Resources

Cash Flows

On June 30, 2003, cash and cash equivalents were $2.8 million, as compared with $1.6 million at December 31, 2002.

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

     Cash flows from operating activities

Net cash provided by operating activities totaled approximately $6.4 million for the six months ended June 30, 2003, as compared to approximately $5.8 million for the same period in 2002.  The increase is primarily attributable to the $3.5 million in dividends received from affiliates.

     Cash flows from investing activities

Net cash used in investing activities totaled approximately $3.4 million for the six months ended June 30, 2003, as compared to approximately $0.8 million provided by investing activities for the same period in 2002. The increase in investing activities is primarily attributable to an increase of deposits in banks.

     Cash flows from financing activities

Net cash used in financing activities was approximately $3.4 million at June 30, 2003, as compared to approximately $10.6 million at June 30, 2002.  The decrease in the cash used in 2003 is primarily attributable to the pay down of notes and loans repayments ($4.4 million and $11.8 million in 2003 and 2002, respectively).

Investments

On June 30, 2003, the aggregate fair value of trading and available-for-sale securities was approximately $63.5 million, as compared to $18.6 million at December 31, 2002.  The increase in 2003 is attributable to the change in the accounting treatment of the shares of Granite as described above and to increases in the market value of marketable securities.

During fiscal 2003, the Company made the following investments:

(1)	A $0.7 million in ShellCase Ltd., a developer and manufacturer of chip size packaging. The Company currently holds an approximately 14.0% equity interest in ShellCase Ltd.

(2)	A $0.3 million in Star Management of Investments No.II (2000) (“Star”), a venture capital fund. The Company currently holds an approximately 10% equity interest in Star.

Debt

          In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $37.3 million and $34.9 million, respectively, as of June 30, 2003. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%.  Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS.  The principal payments are due as follows:  10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of March 31, 2006, 2007 and 2008.  Interest is required to be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008.  These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. As a result of renegotiations with the bank regarding the covenants, Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 with respect to the Company’s repayment obligations under the loan.

          On March 31, 2003, the Company redeemed 17.5 million in principal amount of its outstanding debentures. The transaction was financed by a loan from Bank Hapoalim, the principal repayments of which are due as follows: 50% on April 1, 2006, and 10% on each of April 1, 2004, 2005, 2006, 2007 and 2008. The loan bears interest at a rate of libor plus 2.5% on the 50% of the loan which is to be repaid on April 1, 2006 and libor plus 2.4% on the balance of the loan. The interest is payable semi-annually on October 1 and April 1 of each year. The loan is secured by certain of the Company’s marketable securities and the Company’s investment in Ophir Holdings Ltd. As of June 30, 2003, the company had $4 million in debentures outstanding with interest rates of 7.5% These debentures, which mature in 2005, are secured by $4.1 million in cash held in a secured account.

          The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim.  At June 30, 2003, the amounts outstanding under these loans were $10.1 million, as compared to $12.7 million at December 31, 2002. The loans are dollar linked, mature through 2007-2010 and have interest rates of LIBOR plus 2.25%.  The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $4.7 million in favor of clients of Am-Hal in order to secure their deposits.

          The Company also finances its general operations and other financial commitments through short-term borrowings, mainly from Hapoalim.  The term of these borrowings is up to one year.  The weighted average interest rates and the balances of these short-term borrowings at June 30, 2003 and December 31, 2002 were 3.4% on $36.9 million and 4.03% on $39.8 million, respectively.

          As of June 30, 2003, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.7 million. This includes:

$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

$5.7 million guarantee on indebtedness incurred by Bay Heart ($4.1 million of which was recorded as a loss in the Company’s financial statements) in connection with the development of its property. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

$4.7 million guarantee to Am-Hal tenants as described above.

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

SUBSEQUENT EVENTS

On July 7, 2003, Ampal announced the completion of a private sale of 46.3% of its current holdings in Granite to a group of institutional investors. The sale of 12,350,000 shares at a price of $1.40 (6 NIS) per share resulted in total proceeds of $17.3 million. Proceeds from the sale have been earmarked for new investment opportunities. This sale combined with previous sales during the second quarter in 2003 has reduced Ampal’s stake in Granite to 14,328,980 shares representing approximately 10.28% of the outstanding share capital of Granite.

During July 2003, Ophir Holding Ltd., which is 42.5% owned by the Company, signed an agreement to sell one of its assets for $3.2 million, which will result in a gain for Ophir of $1.7 million. Ampal’s share of the gain ($0.722 million) from this asset sale will be recognized during the third quarter of 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes.  The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2003, and are sensitive to the above market risks.

During the six months ended June 30, 2003, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2002.

Interest Rate Risks

At June 30, 2003, the Company had financial assets totaling $15 million and financial liabilities totaling $139.1 million.  For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2003, the Company had fixed rate financial assets of $8 million and variable rate financial assets of $7 million.  Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At June 30, 2003, the Company had fixed rate debt of $14.7 million and variable rate debt of $124.4 million.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel.  During 2003, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At June 30, 2003, the Company had open foreign exchange forward purchase contracts in the amount of $10 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.8 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $0.3 million.

Equity Price Risk

The Company’s investments at June 30, 2003, included marketable securities (trading and available-for-sale) which are recorded at fair value of $63.5 million.   Those securities have exposure to price risk.  The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $6.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.          Legal Proceedings

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

          On October 12, 2001, the Company filed a request with the Tel-Aviv District Court for a preliminary injunction and other remedies in relation to the validity and enforceability of Etz Vanir’s and Yakhin Mataim’s decisions to redeem the debentures owned by the Company and to require the Company to surrender all of its preferred shares in Etz Vanir and Yakhin Mataim.  On January 28, 2002, the Tel Aviv  District Court dismissed the request.  On March 12, 2002, the Company filed an appeal with regard to this decision with the Israeli Supreme Court. On July 15, 2003, the Israeli Supreme Court dismissed the appeal.

MIRS

          A petition to certify a class action against MIRS in the amount of NIS 170 million ($36 million) was filed in the Tel Aviv District Court in September 2001.  The claim is in connection with the change in MIRS’ tariffs resulting from the implementation of MIRS’ own dialing prefix, which replaced its previous dialing prefix, the Tel-Aviv area code.  As a result, persons in the Tel Aviv area code claimed that they are subject to higher tariffs than those they had been subject to under MIRS’s previous dialing prefix. On May 14, 2003 the petitioners withdrew their claim.

          A petition to certify a class action against MIRS and the other three cellular operators in Israel in the total amount of NIS 600 million ($127 million) was filed in the Tel Aviv District Court in May 2002. The claim involves the inter-connect fees that were collected from the customers of the other operators with regard to phone calls that were made to voice recorder applications through the cellular operators’ dialing numbers. On June 22, 2003 the petitioners withdrew their claim.

Item 2.	Changes in Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

11.1 Schedule Setting Forth Computation of Loss per Share of Class A Stock.

31.1 Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K: None

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

AMPAL-AMERICAN ISRAEL CORPORATION

By:/s/	Jack Bigio

Jack Bigio Chief Executive Officer (Principal Executive Officer)

By:/s/	Irit Eluz

Irit Eluz CFO and Vice President - Finance and Treasurer (Principal Financial Officer)

By:/s/	Alla Kanter

Alla Kanter Vice President - Accounting (Principal Accounting Officer)

By:/s/	Giora Bar-Nir

Giora Bar-Nir Controller (Principal Accounting Officer)

Dated:  August 13, 2003

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

11.1	Schedule Setting Forth Computation of Earnings

Per Share of Class A Stock

31.1 Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.