Form 10-Q
period 2003-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2003-11-13
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                            September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification Number

555 Madison Avenue, New York, New York	10022

(Address of Principal Executive Offices)	(Zip code)

Registrant's Telephone Number, Including Area Code      (212) 593-9842

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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,732,506 (as of November 6, 2003).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$1,925	$1,301
Interest	420	830
Real estate income	6,686	5,647
Realized and unrealized gains (losses) on
investments	24,662	(7,573)
Gain on sale of real estate rental property	-	141
Other	7,490	7,753

Total revenues	41,183	8,099

EXPENSES
Interest	4,381	6,129
Real estate expenses	6,212	5,804
Loss from impairment of investments & real estate	10,884	13,561
Minority interests	1,463	289
Translation loss (gain)	2,739	(1,877)
Other (mainly general and administrative)	6,987	5,501

Total expenses	32,666	29,407

Gain (loss) before income taxes	8,517	(21,308)
Benefit (provision) for income taxes	1,067	(5,464)

Net gain (loss)	$9,584	$(26,772)

Basic EPS:
Gain (loss) per Class A share	$0.48	$(1.38)

Shares used in calculation (in thousands)	19,706	19,501

Diluted EPS:
Gain (loss) per Class A shares	$0.43	$(1.38)

Shares used in calculation (in thousands)	22,103	19,501

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$1,731	$261
Interest	153	216
Real estate income	2,301	1,991
Realized and unrealized (losses) on
investments	(1,680)	(736)
Other	2,751	2,437

Total revenues	5,256	4,169

EXPENSES
Interest	747	1,951
Real estate expenses	2,291	2,024
Loss from impairment of investments	2,751	7,481
Minority interests	368	92
Translation loss (gain)	426	(920)
Other (mainly general and administrative)	2,404	2,018

Total expenses	8,987	12,646

(Loss) before income taxes	(3,731)	(8,477)
Benefit (provision) for income taxes	5,251	(2,962)

Net gain (loss)	$1,520	$(11,439)

Basic EPS:
Gain (loss) per Class A share	$0.07	$(0.58)

Shares used in calculation (in thousands)	19,724	19,654

Diluted EPS:
Gain (loss) per Class A shares	$0.07	$(0.58)

Shares used in calculation (in thousands)	22,103	19,654

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS AS OF	2003	2002
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$3,043	$1,557

Deposits, notes and loans receivable	12,052	10,962

Investments	233,729	215,094

Real estate property, less accumulated
depreciation of $16,327 and $8,748	64,986	65,598

Other assets	34,863	30,488

Total Assets	$348,673	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND	September 30,	December 31,
SHAREHOLDERS' EQUITY AS OF	2003	2002
(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$134,461	$114,257

Debentures	3,851	22,546
Accounts payable, accrued
expense and others	96,545	86,718

Total Liabilities	234,857	223,521

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 132,962 and 139,391 shares; outstanding 129,612 and 136,041 shares	665	697

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 697,380 and 706,450 shares; outstanding 574,844 and 583,914 shares	3,487	3,532

Class A Stock; $1 par value; authorized 60,000,000 shares; issued 25,562,160 and 25,502,805 shares; outstanding 19,730,496 and 19,671,141 shares	25,562	25,503

Additional paid-in capital	58,143	58,125

Retained earnings	77,059	67,475

Treasury Stock, at cost	(31,096)	(31,096)

Accumulated other comprehensive loss	(20,004)	(24,058)

Total shareholders' equity	113,816	100,178

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$348,673	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net gain (loss)	$9,584	$(26,772)
Adjustments to reconcile net (gain) loss to net
cash provided by operating activities:
Equity in earnings of affiliates	(1,925)	(1,301)
Realized and unrealized (gain) losses
on investments	(24,662)	7,573
Gain on sale of real estate rental property	-	(141)
Depreciation expense	1,640	1,618
Net amortization	(1,081)	13
Loss from impairment of investments and loans	10,884	13,561
Translation loss (gain)	2,739	(1,877)
Minority interests	1,463	289
(Increase) decrease in other assets	(4,513)	8,519
Increase in accounts payable,
accrued expenses and others	6,439	4,455
Investments made in trading securities	(39,845)	(3,235)
Proceeds from sale of trading securities	41,418	4,514
Dividends received from affiliates	3,529	83

Net cash provided by operating activities	5,670	7,299

Cash flows from investing activities:
Deposits, notes and loans receivable collected	1,888	3,393
Deposits, notes and loans receivable granted	(3,363)	(1,089)
Investments made in affiliates and others	(1,200)	(1,726)
Proceeds from sale of real estate property, net	1,100	264
Return of capital by partnership	157	209
Capital improvements	(2,851)	(1,133)
Change of minority interest due to acquisition	1,464	-

Net cash used in investing activities	(2,805)	(82)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$21,725	$1,235
Notes and loans payable repaid	(3,893)	(13,114)
Proceeds from exercise of stock options	-	1,974
Debentures repaid	(19,271)	(1,763)

Net cash used in financing activities	(1,439)	(11,668)

Effect of exchange rate changes on cash and
cash equivalents	60	(2,337)

Net increase (decrease)in cash and cash equivalents	1,486	(6,788)
Cash and cash equivalents at beginning of
period	1,557	7,973

Cash and cash equivalents at end of period	$3,043	$1,185

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others	$5,067	$5,844

Income taxes paid	$103	$225

Supplemental Disclosure of Non-cash
Investing Activities:
Investments in investees	780	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands, except share amounts)	(Unaudited)	(Unaudited)

4% PREFERRED STOCK
Balance, beginning of year	$697	$731
Conversion of 6,429 and 3,480 shares into
Class A Stock	(32)	(17)

Balance, end of period	$665	$714

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,532	$3,633
Conversion of 9,070 and 20,230 shares into
Class A Stock	(45)	(101)

Balance, end of period	$3,487	$3,532

CLASS A STOCK
Balance beginning of year	$25,503	$25,408
Issuance of shares upon conversion of
Preferred Stock	59	78

Balance, end of period	$25,562	$25,486

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,125	$58,253
Conversion of Preferred Stock	18	40
Issuance of shares upon exercise
of stock options	-	(168)

Balance, end of period	$58,143	$58,125

RETAINED EARNINGS
Balance, beginning of year	$67,475	$111,740
Net gain (loss)	9,584	(26,772)

Balance, end of period	$77,059	$84,968

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands, except share amounts)	(Unaudited)	(Unaudited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, beginning and end of period - 5,831,664
and 6,160,664 shares, at cost	(29,159)	(31,301)
Issuance of shares upon exercise
of 329,000 stock options	-	2,142

Balance, end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,750)	(20,163)

Foreign currency translation adjustment	(99)	(2,171)

Balance, end of period	(20,849)	(22,334)

Unrealized gain on marketable securities:
Balance, beginning of year	(3,308)	4,856
Unrealized gain (loss), net	2,940	(14,713)
Sale of available-for-sale securities	1,213	(701)

Balance, end of period	845	(10,558)

Balance, end of period	$(20,004)	$(32,892)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands)	(Unaudited)	(Unaudited)

Net gain (loss)	$9,584	$(26,772)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	(99)	(2,171)
Unrealized gain(loss) on securities	2,940	(14,713)

Other comprehensive income(loss)	2,841	(16,884)

Comprehensive gain (loss)	$12,425	$(43,656)

Related tax(expense) on other
comprehensive gain (loss):
Foreign currency translation adjustments	$(98)	$(120)
Unrealized (loss) on securities	$(1,662)	$(2,507)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The September 30, 2003 consolidated balance sheet presented herein was derived from the audited December 31, 2002 consolidated financial statements of the Company.

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

FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for calendar year-end company — as of December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

4.	Employee Stock Based Compensation

The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred. The following table illustrates the effect on net income and net loss and EPS as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock based incentive plans for the periods indicated below:

Nine Months Ended September 30	2003	2002
(In thousands, except per share data)

Basic EPS:

Net gain (loss):
As reported(1)	$9,420	$(26,942)
Less-stock based compensation expense
determined under fair value method	(370)	(7,358)

Pro forma	$9,050	$(34,300)

As reported	$0.48	$(1.38)

Pro forma	$0.46	$(1.76)

Diluted EPS:

Net gain (loss):
As reported	$9,584	$(26,942	)(2)
Less-stock based compensation expense
determined under fair value method	(370)	(7,358)

Pro Forma	$9,214	(34,300)

As Reported	$0.43	$(1.38)

Pro forma	$0.42	$(1.76)

Three Months Ended September 30	2003	2002
(In thousands, except per share data)

Basic EPS:

Net gain (loss):
As reported(1)	$1,465	$(11,496)
Less-stock based compensation expense
determined under fair value method	(124)	(66)

Pro forma	$1,341	$(11,562)

As reported	$0.07	$(0.58)

Pro forma	$0.07	$(0.59)

Diluted EPS:

Net gain (loss):
As reported	$1,520	$(11,496	)(2)
Less-stock based compensation expense
determined under fair value method	(124)	(66)

Pro forma	$1,396	$(11,562)

As Reported	$0.07	$(0.58)

Pro forma	$0.06	$(0.59)

(1)After deduction of accrued Preferred Stock Dividend of $164 and $170 (for the three months $55 and $57) respectively.

(2)In 2002, the conversion of the 4% and 6-1/2% Preferred Stock was excluded from the diluted EPS calculation due to the antidilutive effect.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options; (2) dividend yield; (3) volatility; and (4) risk-free interest rate. For the periods of nine and three months ended September 30, 2003 and 2002, no options were granted. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the optionholder.

5.	Segment information presented below results primarily from operations in Israel.

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
(Dollars in thousands)

Revenues:
Finance	$31,122	$(202)
Real Estate	6,686	5,785
Leisure-time	1,505	1,272
Intercompany adjustments	(55)	(57)

Total	$39,258	$6,798

Pretax Operating Gain (Loss):
Finance	$9,352	$(22,162)
Real Estate	(1,447)	(19)
Leisure-time	150	(139)

Total	$8,055	$(22,320)

Total Assets:
Finance*	$266,361	$247,052
Real Estate	68,566	68,565
Leisure-Time	16,467	15,406
Intercompany adjustments	(2,721)	(4,431)

Total	$348,673	$326,592

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

6.	The following table summarizes securities that were outstanding as of September 30, 2003 and 2002, but not included in the calculations of diluted earnings per Class A share because such shares are anti-dilutive.

(Shares in thousands)	September 30,
	2003	2002

Options and Rights	1,338	3,132
6-1/2% Preferred Stock	--	584
4% Preferred Stock	--	139

7.	Legal Proceedings

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

AMPAL (ISRAEL) LTD.

In May 2002, the Israeli Income Tax Authority issued an assessment to Ampal (Israel) Ltd., the Company’s wholly-owned subsidiary, for payment of approximately NIS 34 million ($7,655,933) for the tax years 1997-2000. Ampal (Israel) filed an appeal regarding this assessment. In October, 2003, Ampal and the Israeli Income Tax Authority signed a settlement agreement pursuant to which Ampal agreed to pay the sum of NIS 6 million ($1,351,047) as a final payment for the tax years 1997-2000. The reserve previously established to cover the Company’s estimated exposure has been adjusted accordingly.

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

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase. To date, we hold marketable securities classified as trading securities that are carried at fair value, and marketable securities classified as available-for-sale that are carried at fair value with unrealized gains and losses included in the component of accumulated other comprehensive loss in stockholders’ equity. If according to management’s assessment it is determined that a decline in the fair value of the available for sale securities is other than temporary, an impairment loss is recorded and included in the consolidated statements of income as loss from impairment of investments.

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

FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for calendar year-end Company — as of December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002:

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net gain of $9.6 million for the nine months ended September 30, 2003, as compared to a net loss of $26.8 million for the same period in 2002. The increase in net gain is primarily attributable to the realized and unrealized gains on investments to a decrease in losses from impairment of investments and tax benefits in the nine months ended September 30, 2003, as compared to the realized and unrealized losses on investment and a tax provision in the same period of fiscal 2002. This increase in net gain was partially offset by an increase in other expenses and a translation loss for the nine months ended September 30, 2003 as compared to a translation gain in the same period of fiscal 2002.

In the nine month period ended September 30, 2003, the Company recorded $24.7 million of realized and unrealized gains on investments, as compared to $7.6 million of realized and unrealized losses in the same period in 2002. The gains recorded in the nine months ended September 30, 2003 are mainly attributable to the gains from the Company’s investment in Blue Square Israel Ltd. (“Blue Square”) ($2.6 million) and Granite Hacarmel Investments Ltd. (“Granite”) ($18.2 million). During the nine months ended September 30, 2003, the Company sold approximately 10% of its interest in Granite. Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security. The realized and unrealized losses recorded in the nine month period ended September 30, 2002, were primarily attributable to the Company’s investment in shares of Bank Leumi Le’Israel B.M. (“Leumi”), Alvarion Ltd. (“Alvarion”) and Sonic Foundry, Inc. (“Sonic”).

Equity in earnings of affiliates increased to $1.9 million for the nine months ended September 30, 2003 from $1.3 million for the same period in 2002. The increase in 2003 is primarily attributable to a $3.3 million gain recorded by Ophir Holdings Ltd. (“Ophir”), (42.5%-owned by the Company) as a result of the sale of its real estate assets. The gain was offset by a $1.7 million loss in Granite, which was recorded in the first quarter of 2003.

Real estate income increased to $6.7 million for the nine months ended September 30, 2003, as compared to $5.6 million for the same period in 2002. The increase is attributable to the higher number of units sold in Am-Hal Ltd., the Company’s 100%-owned subsidiary, which owns and operates a chain of senior citizen facilities in Israel.

In the nine month period ended September 30, 2003, the Company recorded $10.9 million in losses from the impairment of its investments in XACCT Technologies Ltd (“XACCT”) ($9.0 million), Identify Solutions Ltd. (“Identify”) ($1.3 million) and real estate in Migdal Haemek ($0.6 million). In the same period in 2002, the Company recorded a $13.6 million loss from the impairment of its investments.

The Company recorded a translation loss of $2.7 million in the nine months ended September 30, 2003 as compared to a translation gain of $1.9 million in the same period in 2002. The translation loss in 2003 and the translation gain in 2002 are attributable to the revaluation and devaluation of the new Israeli shekel against the U.S. dollar in the respective periods.

The Company recorded lower interest expense ($4.4 million) in the nine months ended September 30, 2003, as compared to the $6.1 million in the same period in 2002, primarily as a result of lower interest rates.

The Company recorded higher other expenses in the nine months ended September 30, 2003 as compared to the same period in 2002, primarily as a result of higher rates in Directors and Officers liability insurance premiums.

In the nine months ended September 30, 2003, the Company recorded a tax benefit of $1.1 million as compared to a provision for tax of $5.5 million in the same period in 2002. The change in the effective income tax rate in 2003 as compared to 2002 is attributable to a tax adjustment resulted from the settlement agreement reached with the Israeli Tax Authority in October 2003.

Three months ended September 30, 2003 compared to three months ended September 30, 2002:

The consolidated net gain increased to $1.5 million for the three months ended September 30, 2003 as compared to a net loss of $11.4 million for the same period in 2002. The increase in net gain is primarily attributable to a decrease in losses from impairment on investments to the increase in equity in earnings of affiliates and a tax benefit recorded in the three months ended September 30, 2003 as compared to a provision for tax in the same period in 2002. These increases were partially offset by the increase in realized and unrealized losses on investments, and a translation loss in the three months ended September 30, 2003, as compared to a translation gain in the same period in 2002.

In the three-month period ended September 30, 2003, the Company recorded a $1.7 million realized and unrealized loss on investments, as compared to a $0.7 million realized and unrealized losses on investments in the same period of fiscal 2002. The losses recorded in 2003 are primarily attributable to the Company’s investment in Granite ($2.0 million). The $0.7 million realized and unrealized loss on investments recorded in the three months ended September 30, 2002 is attributable to the Company’s investment in Bank Leumi Le’Israel B.M. (Leumi).

Equity in earnings of affiliates increased to $1.7 million for the three months ended September 30, 2003, from $0.3 million for the same period in 2002. The increase is primarily attributable to a $1.7 million gain recorded by Ophir as a result of the sale of one of its real estate assets.

In the three-month period ended September 30, 2003, the Company recorded $2.7 million in losses from the impairment of its investments in XACCT Technologies Ltd (“XACCT”), while in the same period in 2002, the Company recorded a $7.5 million loss from the impairment of its investments.

The Company recorded a translation loss of $0.4 million in the three months ended September 30, 2003 as compared to a translation gain of 0.9 million in the same period in 2002. The translation loss in 2003 and the translation gain in 2002 are attributable to the revaluation and devaluation of the new Israeli shekel against the U.S. dollar in the respective periods.

The Company recorded lower interest expense ($0.7 million) in the three months ended September 30, 2003, as compared to $2.0 million in the same period in 2002, primarily as a result of lower interest rates.

The Company recorded higher other expenses in the three months ended September 30, 2003 as compared to the same period of 2002, primarily as a result of higher rates in Directors and Officers liability insurance premiums.

In the three months ended September 30, 2003, the Company recorded a tax benefit of $5.3 million as compared to a tax provision of $3.0 million in the same period in 2002. The tax benefits are attributable to a $0.8 million adjustment with respect to a settlement reached by Ampal (Israel) with the Israeli Tax Authority related to the tax assessment issued for tax years 1997-2000, and to a $5 million decrease in the valuation allowance due to the high likelihood of utilizing capital losses in subsidiaries in Israel from the gain on the sale of marketable securities.

Liquidity and Capital Resources

Cash Flows

On September 30, 2003, cash and cash equivalents were $3.0 million, as compared with $1.6 million at December 31, 2002.

The Company’s sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of its unpledged marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline. In addition, the shares of MIRS owned by the Company have already been pledged as security for specific loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $5.7 million for the nine months ended September 30, 2003, as compared to approximately $7.3 million for the same period in 2002. The decrease is primarily attributable to the increase in other assets. This decrease was partially offset by the dividends received from the affiliates and a net gain (after adjustments), in 2003 as compared to a net loss in 2002.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $2.8 million for the nine months ended September 30, 2003, as compared to approximately $0.1 million used in investing activities for the same period in 2002. The increase in investing activities is primarily attributable to an increase of deposits in banks.

        Cash flows from financing activities

Net cash used in financing activities was approximately $1.4 million at September 30, 2003, as compared to approximately $11.7 million at September 30, 2002. The decrease in the cash used in 2003 is primarily attributable to the pay down of notes and loans repayments ($3.9 million and $13.1 million in 2003 and 2002, respectively).

Investments

On September 30, 2003, the aggregate fair value of trading and available-for-sale securities was approximately $62.5 million, as compared to $18.6 million at December 31, 2002. The increase in 2003 is attributable to the change in the accounting treatment of the shares of Granite as described above, the purchase of various trading securities (mostly debentures) and to increases in the market value of marketable securities.

During fiscal 2003, the Company made a $1.2 million investment.

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

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $37.3 million and $34.9 million, respectively, as of September 30, 2003. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of March 31, 2006, 2007 and 2008. Interest is required to be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. As a result of renegotiations with the bank regarding the covenants, Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 with respect to the Company’s repayment obligations under the loan.

On March 31, 2003, the Company redeemed 17.5 million in principal amount of its outstanding debentures. The transaction was financed by a loan from Bank Hapoalim, the principal repayments of which are due as follows: 50% on April 1, 2006, and 10% on each of April 1, 2004, 2005, 2006, 2007 and 2008. The loan bears interest at a rate of libor plus 2.5% on the 50% of the loan which is to be repaid on April 1, 2006 and libor plus 2.4% on the balance of the loan. The interest is payable semi-annually on October 1 and April 1 of each year. The loan is secured by certain of the Company’s marketable securities and the Company’s investment in Ophir Holdings Ltd. As of September 30, 2003, the company had $3.9 million in debentures outstanding with interest rates of 7.5% These debentures, which mature in 2005, are secured by $3.9 million in cash held in a secured account.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim. At September 30, 2003, the amounts outstanding under these loans were $10.2 million, as compared to $12.7 million at December 31, 2002. The loans are dollar linked, mature through 2007-2010 and have interest rates of LIBOR plus 2.25%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $4.6 million in favor of clients of Am-Hal in order to secure their deposits.

The Company finances its operations and other financial commitments through short-term borrowings, mainly from Hapoalim. The term of these borrowings is up to one year. The weighted average interest rates and the balances of these short-term borrowings at September 30, 2003 and December 31, 2002 were 3.9% on $42.6 million and 4.03% on $39.8 million, respectively.

As of September 30, 2003, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.6 million. This includes:

$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

$5.7 million guarantee on indebtedness incurred by Bay Heart ($3.8 million of which is recorded as a liability in the Company’s financial statements) in connection with the development of its property. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

$4.6 million guarantee to Am-Hal tenants as described above.

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

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2003, and are sensitive to the above market risks.

During the nine months ended September 30, 2003, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2002.

Interest Rate Risks

At September 30, 2003, the Company had financial assets totaling $14 million and financial liabilities totaling $138.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2003, the Company had fixed rate financial assets of $6.9 million and variable rate financial assets of $7.1 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At September 30, 2003, the Company had fixed rate debt of $13.7 million and variable rate debt of $124.6 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.5 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2003, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At September 30, 2003, the Company had open foreign exchange forward purchase contracts in the amount of $6 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.7 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $3.1 million.

Securities Price Risk

The Company’s investments at September 30, 2003, included marketable securities (trading and available-for-sale) which are recorded at fair value of $62.5 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $6.2 million.

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

Yakhin Hakal

        In February 1995, Yakhin Hakal and its affiliates commenced a legal proceeding in Tel Aviv District Court seeking to cause Etz Vanir and Yakhin Mataim to redeem the perpetual debentures owned by the Company for approximately $700,000 and to require the Company to surrender all of its preferred shares of Etz Vanir and Yakhin Mataim for their par value (which is a nominal amount), on the alleged grounds that the perpetual debentures are debt and not equity investments. It is the Company’s view that its investments in these companies, which were made in the 1950‘s, are equity investments and are not subject to redemption by these companies, other than upon liquidation.

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

AMPAL (ISRAEL) LTD.

        In May 2002, the Israeli Income Tax Authority issued an assessment to Ampal (Israel) Ltd., the Company’s wholly-owned subsidiary, for payment of approximately NIS 34 million ($7,655,933) for the tax years 1997-2000. Ampal (Israel) filed an appeal regarding this assessment. In October, 2003, Ampal and the Israeli Income Tax Authority signed a settlement agreement pursuant to which Ampal agreed to pay the sum of NIS 6 million ($1,351,047) as a final payment for the tax years 1997-2000. The reserve previously established to cover the Company’s estimated exposure has been adjusted accordingly.

Item 2.	Changes in Securities and Use of Proceeds None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on September 16, 2003. The following proposals were approved by the margins indicated below:

To elect seven (7) directors to the Board of Directors of the Company to hold office for one year terms and until their respective successors shall be elected and qualified:

Names	For	Withheld Authority

Yosef A. Maiman	12,391,622	144,687
Jack Bigio	12,303,106	233,203
Leo Malamud	12,320,933	215,376
Dr. Joseph Yerushalmi	12,504,148	32,161
Michael Arnon	12,089,165	447,144
Yehuda Karni	12,391,022	145,287
Eitan Haber	12,391,115	145,194

To ratify the nomination of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent auditors of the Company for the fiscal year ending December 31, 2003:

For	Against	Abstain

12,523,900	6,302	6,107

Item 5.	Other Information None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

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

AMPAL-AMERICAN ISRAEL CORPORATION BY: /S/ Jack Bigio —————————————— Jack Bigio Chief Executive Officer (Principal Executive Officer)

BY: /S/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer (Principal Financial Officer)

BY: /S/ Alla Kanter —————————————— Alla Kanter Vice President - Accounting (Principal Accounting Officer)

BY: /S/ Giora Bar-Nir —————————————— Giora Bar-Nir Controller (Principal Accounting Officer)

Dated: November 13, 2003

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