Form 10-K
period 2003-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2004-03-29
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file Number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Arlozorov Street, Tel Aviv, Israel (Address of Principal Executive Offices)	62098 (Zip Code)

Registrant’s telephone number, including area code (866) 447-8636
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Class A Stock, par value $1.00 per share
4% Cumulative Convertible Preferred Stock, par value $5.00 per share
6 1/2% Cumulative Convertible Preferred Stock, par value $5.00 per share
(Titles of Classes)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒.

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No ☒

                The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was $22,630,620 based upon the closing market price of such stock on that date. As of March 9, 2004, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 19,808,855.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OF AMPAL-AMERICAN ISRAEL CORPORATION

PART I

ITEM 1.   BUSINESS

As used in this report (the “Report”), the term “Ampal” or “registrant” refers to Ampal-American Israel Corporation. The term “Company” refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

For industry segment financial information and financial information about foreign and domestic operations, see Note 15 to the Company’s consolidated financial statements included elsewhere in this Report. The companies described below under – “Telecommunication,” “Energy,” “High Technology” and “Capital Markets and Other Holdings” are included in the Finance segment. The companies described under “Real Estate” are included in the Real Estate segment. The companies described under “Leisure-Time” are included in the Leisure-Time segment.

The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related. Ampal’s investment focus is principally on companies or ventures where Ampal can exercise significant influence, on its own or with investment partners, and use its management experience to enhance those investments. An important objective of Ampal is to seek investments in companies that operate in Israel initially and then expand abroad. In determining whether to acquire an interest in a specific company, Ampal considers quality of management, potential return on investment, growth potential, projected cash flow, investment size and financing, and reputable investment partners.

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis on the following sectors: Telecommunications, Real Estate and Project Development, Leisure Time and High Technology. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

Listed below by industry segment are all of the substantial investee companies in which the Company had ownership interests during the fiscal year ended December 31, 2003, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee’s securities are listed on the New York Stock Exchange (“NYSE”), NASDAQ National Market (“Nasdaq”), American Stock Exchange (“AMEX”), Tel Aviv Stock Exchange (“TASE”) or the Canadian Venture Exchange (“CDNX”). Further information with respect to the more significant investee companies is provided after the following table. For additional information concerning the investee companies, previously provided annual reports on Forms 10-K of Ampal are incorporated by reference herein.

Industry Segment	Principal Business	Percentage as of December 31, 2003(1)

Telecommunication
MIRS Communications Ltd.	Wireless Communications Service Provider	25.0

Real Estate
Am-Hal Ltd.	Chain of Senior Citizen Facilities	100.0
Ampal (Israel) Ltd.	Holding Company and Real Estate	100.0
Bay Heart Limited	Shopping Mall Owner/Lessor	37.0
Ophir Holdings Ltd. ("Ophir Holdings")	Holding Company	42.5
Industrial Buildings Corporation Ltd. (TASE)	Industrial Real Estate	5.0	(3)
Lysh The Coastal High-way Ltd.	Commercial Real Estate	10.6	(3)
Meimadim Investments Ltd.	Commercial Real Estate	4.2	(3)
New Horizons (1993) Ltd.	Commercial Real Estate	34.0	(3)
Shmey-Bar Group	Commercial Real Estate	9.4	(3)

Leisure-Time
Coral World International Limited	Underwater Observatories and Marine Parks	50.0
Country Club Kfar Saba Limited	Country Club Facility	51.0
Hod Hasharon Sport Center (1992)
Limited Partnership	Country Club Facility	50.0

High-Technology and Communications
Babylon Ltd.	Translation Software for the Internet	1.3
Bridgewave Communications, Inc.	Broadband Wireless Technology	6.0
Clalcom Ltd.	Communications	0.7
Courses Investment in Technology Ltd.	Venture Capital Fund	3.2	(3)
CUTe Ltd.	Designs Intellectual Property Rights	20.0
Enbaya Ltd.	3D Browser/Publisher	N/A
Identify Solutions Ltd.	Defect-Detecting Software	2.4
Modem Art Ltd.	Fabless Semiconductor Company	4.5
Netformx Ltd	Network Design Tools	19.6	(2)
Oblicore Ltd.	Service Performance Tracking Software	13.9
Ophirtech Ltd. ("Ophirtech")	Holding Company	42.5
Cerel Ceramic Technologies Ltd.	Electrophoretic Deposition	6.6	(2)
Expand Networks Ltd.	Internet Data Compression	3.9	(2)
Mainsoft Corporation Ltd.	UNIX Tools	0.8	(2)
Praxell, Inc.	Prepaid Charge Card Software	3.5	(2)
Romidot Ltd.	Optical Checking Instruments	N/A
StoreAge Networking Technologies Ltd.	Data Storage Software	4.6	(2)
Viola Networks	Computer Network Software	6.8	(2)
Peptor Ltd.	Pharmaceutical Products	0.5
PowerDsine Ltd.	Telecommunications Components	8.1
ShellCase Ltd. (CDNX:SSD)	Packaging Process for Semiconductor Chips	13.8
Shiron Satellite Communications (1996) Ltd.	Satellite Modems and Fast Internet Access	9.8
Smart Link Ltd.	Software-Based Communications Products	13.6
Star Management of Investments No. II (2000) L.P.	Venture Capital Fund	10.0
VisionCare Ophthalmic Technologies	Advanced Optical Products	1.2
XACCT Technologies Ltd.	TCP/IP Network Software	16.9
Xpert Integrated Systems Ltd.	Software and Systems Integrator	12.7
	Specializing in Systems Security
Energy
Granite Hacarmel Investments Ltd. (TASE)	Distribution of Refined Petroleum Products	10.3

Capital Markets and Other Holdings
Ampal Development (Israel) Ltd.	Holding Company	100.0
Ampal Industries (Israel) Ltd.	Holding Company	100.0
Carmel Container Systems Limited
(AMEX:KML)	Packaging Materials and Carton Production	21.8
Epsilon Investment House Ltd.	Portfolio Management and Underwriting Services	20.0
Renaissance Investment Company Ltd	Portfolio Management and Underwriting Services	20.0

(1)        Based upon current ownership percentage. Does not give effect to any potential dilution.

(2)        As of December 31, 2003, Ophirtech held the following percentage interests:

Cerel Ceramic Technologies Ltd.	15.5
Expand Networks Ltd.	9.3
Mainsoft Corporation Ltd.	1.9
Netformx Ltd.	5.5
Romidot Ltd.	N/A
StoreAge Networking Technologies Ltd.	10.9
Viola Networks	16.0

The Company’s percentage interest in the above-referenced companies set forth in the chart reflects the Company’s 42.5% ownership of Ophirtech plus any direct holdings.

(3)	As of December 31, 2003, Ophir Holdings held the following percentage interests:

Courses Investment in Technology Ltd.	3.5
Industrial Buildings Corporation Ltd.	11.7
Lysh The Coastal High-way Ltd.	25.0
Meimadim Investments Ltd.	10.0
New Horizons (1993) Ltd.	80.0
Shmey-Bar (I.A.) 1993, Ltd., Shmey-Bar (T.H.)
1993 Ltd. and Shmey-Bar Real Estate (1993) Ltd.	22.2

The Company’s percentage interest in the above-referenced companies set forth in the chart reflects the Company’s 42.5% ownership of Ophir Holdings plus any direct holdings.

Significant Developments Since the Fiscal Year Ended December 31, 2003

                In February 2004, the Company completed a private sale of its remaining holdings in Granite Hacarmel Investments Ltd. to a group of institutional and other investors. The sale of 14,158,891 shares at a price of approximately $1.42 (6.30 NIS) per share resulted in total proceeds to Ampal of approximately $20.1 million.

                In December 2003, the Company entered into an agreement for the sale of all of its holdings in XAACT Technologies Ltd. (“XAACT”) to Amdocs Limited, which agreed to acquire all of the issued and outstanding shares of XACCT. On February 19, 2004, Ampal received approximately $3.8 million (partially in cash and partially in shares of Amdocs Limited) for its holdings in XACCT.

                 In February 2004, the Company entered into an agreement to invest EUR 4.5 million (approximately US $5.6 million) in Telecom Partners, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominately outside of Israel. Ampal’s investment consists of a EUR 4 million convertible debenture, which converts into a one third partnership interest in the partnership, and a EUR 500,000 loan. The convertible debenture is converted according to the Company’s discretion. Telecom Partners currently holds investments in PSINet Europe B.V. and Grapes Communications N.V./S.A., two European telecom service providers.

                In 2004, Ophir Holdings (a 42.5% owned affiliate of the Company) sold 4,315,036 shares of Industrial Buildings Corporation Ltd. (“Industrial Buildings”) for the amount of approximately $4.6 million. As of December 31, 2003, Ophir Holdings owned an 11.7% interest in Industrial Buildings.

                On January 4, 2004, the Company loaned $0.3 million to ShellCase Ltd. (“ShellCase”), the principal business of which is the packaging process of semiconductor chips.

                Ampal currently leases an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $114,968. On March 31, 2004, the Company intends to close this office. The office space has been subleased.

Telecommunications

                MIRS COMMUNICATIONS LTD. (“MIRS”)

                MIRS is a wireless communications service provider and represents the largest investment in Ampal’s history. Ampal beneficially owns a 25% interest in MIRS. Ampal purchased its interest in MIRS from Motorola Israel for $110 million. Ampal currently holds its interest in MIRS through a limited partnership, of which Ampal owns a 75.1% interest and acts as general partner. MIRS is currently owned one-third by the limited partnership and two-thirds by Motorola Israel. MIRS operates a fully integrated wireless voice and data communication services, digital and analog public-shared two-way radio systems. The wireless communication network is based on iDEN(TM) integrated wireless communication technology, a unique radio technology developed by Motorola, and provides an integrated service platform of cellular, two-way radio and wireless data services. These services are targeted primarily to commercial customers.

                The main goal of MIRS is to provide cellular service to the commercial, governmental, public and private sectors according to quality standards set by Motorola, in order to give a full and satisfying solution to all wireless communications needs. MIRS has over 260,000 subscribers mainly in the commercial, governmental, municipal, security and military sectors. MIRS has strongly positioned itself in the commercial sector, announcing an aggressive pricing strategy, resulting in an increase in its customer base. MIRS holds a more than 20% market share of the Israeli cellular commercial sector.

                On February 5, 2001, MIRS was granted a full general operator license by the Israeli Ministry of Communications for portable radio and telephone services through its cellular system. This license is similar to the three existing cellular licenses previously granted to other Israeli operators. As part of the license, MIRS will be required to pay royalties to the Government of Israel and be subject to certain quality of service measurements to comply with industry standards. In connection with the issuance of the license, MIRS was obligated to make a preliminary payment to the Israeli Ministry of Communications in the amount of NIS 17,600,000 ($3.8 million) plus accrued interest. In addition, during the ten year period beginning July 1, 2001, MIRS will make quarterly payments to the Israeli Ministry of Communications in an amount equal to 1.3% of its income which is subject to royalties.

Real Estate

                In Israel, most land is owned by the Israeli government. In this Report, reference to ownership of land means either direct ownership of land or a long-term lease from the Israeli Government, which in most respects is regarded in Israel as the functional equivalent of ownership. It is the Israeli government’s policy to renew its long-term leases (which usually have a term of 49 years) upon their expiration.

                AM-HAL LTD. (“AM-HAL”)

                Am-Hal is a wholly-owned subsidiary of the Company, develops and operates luxury retirement centers for senior citizens.

                In March 1992, the first center was opened in Rishon LeZion, a city located approximately 10 miles south of Tel-Aviv. This center, of about 120,000 square feet, includes 149 self-contained apartments, a 74-bed nursing care ward, a 21-bed assisted-living ward, a swimming pool, a health care center and other recreational facilities. The nursing care ward is leased to a non-affiliated health care provider until 2006.

                In June 2000, the second center was opened in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv. This center, which is approximately 250,000 square feet, includes 235 self-contained apartments, a 33-bed nursing care ward and a 22-bed assisted-living ward.

                INDUSTRIAL BUILDINGS

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

                Ampal’s ownership interest in Industrial Buildings is held through its interest in Ophir Holdings. As of December 31, 2003, Ophir Holdings’ owned a 11.7% interest in Industrial Buildings.

                Ophir Holdings’ interest in Industrial Buildings is subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the original acquisition of Industrial Buildings from the Government of Israel in 1993. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then-due borrowings. For a discussion of Ophir Holdings’ recent sale of certain shares of Industrial Buildings, please see “Significant Developments Since the Fiscal Year Ended December 31, 2003” above.

                AMPAL (ISRAEL) LTD. (“AMPAL (ISRAEL)”)

                Ampal (Israel), a wholly-owned subsidiary of Ampal, owns an approximately 40,000 square foot commercial property located in Tel Aviv which houses its principal offices. Total rental income in 2003 was $0.3 million. Ampal (Israel) also acts as a holding company for other investments discussed elsewhere in this Report.

                OPHIR HOLDINGS

                Ophir Holdings is a holding company that owns interests in real estate companies and is owned 42.5% by the Company. The Company and Polar Investments, which owns 57.5% of Ophir Holdings, are parties to a shareholders’ agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir Holdings.

                Ophir Holdings owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding the site on which they developed a 326,000 square foot building (including parking) for both industrial and commercial use. Ophir Holdings has a 70% interest in the property and joint venture. Ophir Holdings’ lease revenues from the building were $1.6 and $1.7 million in 2003 and 2002, respectively.

                Ophir Holdings owns a 22.2% interest in the Shmey-Bar group of companies (“Shmey-Bar”). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. (“Hamashbir Hamerkazi”) for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir Holdings’ interest in Shmey-Bar was acquired with an investment accompanied by a $5.7 million shareholder’s loan.

                Ophir Holdings’ owns a 50% equity interest in Lysh The Coastal High-way Ltd. (“Lysh”). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. (“BHL”), which is constructing a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority. The project, consisting of approximately 100,000 square feet, has been completed at a construction cost of $18 million, including the cost of the land. Ophir Holdings’ owns a 25% direct interest in BHL (its share in the project being 12.5%).

                Ophir Holdings has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2003, BHL had taken out bank loans of approximately $14.2 million, by drawing on a credit line extended by a financial institution in connection with the project.

                Ophir Holdings owns a 10% interest in a joint venture which had agreed to purchase 4.4 million square feet of land near Haifa for approximately $15 million, on which the parties intend to develop a commercial real estate project for rent. Ophir Holdings has obligated itself to invest up to $1.5 million in the first stage of this project and its share of development costs is estimated to be as much as $17 million.

                During 2003, Ophir Holdings recognized a gain on the sale of six properties for a total amount of $7.5 million.

                BAY HEART LIMITED (“BAY HEART”)

                Bay Heart was established in 1987 to develop and lease a shopping mall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a modern three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. Approximately 37,500 square feet of the Mall are occupied by Supersol Ltd., one of the two largest Israeli supermarket chains, and the parent of a co-investor in Bay Heart. The total cost of the Mall was approximately $53 million, which was financed principally with debt instruments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding the debt financing of Bay Heart. A train station on the west side of the Mall was completed on September 2001. A transportation complex, in conjunction with a subsidiary of Egged Bus Corporation, was opened in January 2002. The Company owns 37% of Bay Heart. Bay Heart is negotiating a financial structuring and renovation of the Mall.

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

                Coral World’s parks hosted approximately 948,000 visitors during 2003. Coral World has approximately 250 full-time equivalent positions as of December 31, 2003.

                Coral World has entered into a joint development project for a new marine park in Palma de Majorca. Coral World has also entered into a joint venture called ’Vista Historica’, which participated in a tender for the development of a multimedia attraction near the ancient city of Pompeii and which is in the process of developing a new ’Vista Historica’ attraction in the cities of Prague and Istanbul.

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

                The Club, which has a capacity of 2,000 member families, had approximately 1,900 member families for the 2003 season. The Company owns 51% of Kfar Saba.

                HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP (“HOD HASHARON”)

               Hod Hasharon operates a country club facility (the “H.H. Club”) in Hod Hasharon, a town north of Tel Aviv.  The H.H. Club, which opened in July 1994 and has a capacity of 1,600 member families, has operated at capacity for the past three years.In 2003, the H.H. Club repaid owner’s loans of $0.2 million to each of the partners.  As of December 31, 2003, the Company holds a 50% direct interest in Hod Hasharon.

High Technology

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

                As of December 31, 2003, the Company had invested $3.7 million in Identify, and had written off $2.4 million of its investment. As of December 31, 2003, the Company holds a 2.4% equity interest in Identify.

                MODEM ART LTD. (“MODEM-ART”)

                Modem-Art Ltd. is a privately held fabless semi-conductor company specializing in developing system-on-a-chip solutions for wideband and broadband communications systems focusing on baseband processes for 3G terminals/headsets.

                As of December 31, 2003, the Company had invested $2.0 million in Modem-Art and had written off $1.0 million of its investment during 2002. As of December 31, 2003, the Company holds 4.5% equity interest in Modem-Art.

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

                As of December 31, 2003, the Company had a 19.6% equity interest in Netformx, directly and indirectly through Ophir Holdings. As of December 31, 2003, the Company had written off all of its investment in Netformx.

                OPHIRTECH

                Ophirtech, the Company’s 42.5%-owned affiliate, has invested in various companies in the high -technology sector. During 2003, Ophirtech invested $0.7 million in start-up companies and made provisions for impairment of the value of its start-up investments in the amount of $0.3 million. At December 31, 2003, the book value of Ophirtech’s start - up investments was $8.3 million.

                Included among Ophirtech’s investments are the following four companies:

                CEREL CERAMIC TECHNOLOGIES LTD. (“CEREL”)

                Cerel is using its proprietary Electrophoretic Deposition (“EPD”) process to develop production technology and design tools for Functional Electronic Packages.

                EPD is a method for deposition of electrically charged solid particles held in a liquid suspension under the influence of an applied electric field.EPD can be used to deposit laminated and graded microstructures on shaped or patterned substrates.

                As of December 31, 2003, Ophirtech had invested $0.9 million in Cerel for a 15.5% equity interest.

                EXPAND NETWORKS LTD. (“EXPAND”)

                Expand specializes in bandwidth expansion products for enterprises and Internet service providers. These products are based on Expand’s revolutionary combination of the hardware and software technology, Adaptive Acceleration.

                As of December 31, 2003, Ophirtech had written off $1.3 million of its $3.2 million investment in Expand. Ophirtech’s equity interest in Expand is 9.3% as of December 31, 2003.

                STOREAGE NETWORKING TECHNOLOGIES LTD. (“STOREAGE”)

                StoreAge is an innovative developer and provider of enterprise storage management solutions that centralize and simplify storage network administration. StoreAge network-based solutions provide a uniform, SAN-wide method for provisioning storage, ensuring business continuity, enabling cost-effective disaster recovery, and centrally managing cross-platform, multi-vendor storage environments.

                StoreAge offers worldwide sales, service and support, with principal offices in Irvine, CA and Nesher, Israel, and is privately held company spun-off from IIS, Intelligent Information Systems. As of December 31, 2003, Ophirtech had invested $3.0 million in StoreAge for a 10.9% equity interest.

                VIOLA NETWORKS LTD. (“VIOLA”)

                Viola, (formerly Omegon Networks Ltd.), develops performance assurance software solutions for real-time multi-media applications (voice, video, data) running over converged IP networks.

                As of December 31, 2003, Ophirtech had invested $3.2 million in Viola and had written off $1.9 million of its investment. In August 2003, Ophirtech lent Viola $0.2 million for which Viola issued a convertible note to Ophirtech. The note has not been converted as of December 31, 2003. Ophirtech’s equity interest in Viola is 16.0% as of December 31, 2003.

                POWERDSINE LTD. (“POWERDSINE”)

                PowerDsine develops and sells Power over Ethernet (PoE) technology, which allows power to be transmitted over the same network cable as data.

                The company first developed the Power over Ethernet technology in 1998 and delivered its solutions through communications giants such as Avaya, 3Com, Nortel, Siemens and Ericsson, as well as marketing its own PowerDsine midspan solutions to Power over Ethernet- enable legacy networks.

                As of December 31, 2003, the Company’s total investment in PowerDsine was $6 million and its equity interest was 8.1%.

                SHELLCASE

                ShellCase has developed a proprietary, patented wafer level chip size packaging  (CSP) technology for silicon devices using a wafer-level process. Hand-held electronics, wireless communication products, image sensors for digital cameras for cellular phones and medical disposables are just part of the growing list of applications that benefit from the unique properties of ShellCases’s technology. ShellCase was publicly traded on the Toronto Stock Exchange (“TSX”) in 2003. In 2004, a majority of the shareholders of ShellCase approved the delisting of the company from the TSX.

                During February 2003, ShellCase concluded an internal private placement of $13 million in which ShellCase has, in return issued Preferred C Shares. Out of the total amount raised, $8.5 million was new money and $4.5 million was a conversion of convertible debentures and the accrued interest into Preferred C Shares. As of December 31, 2003, the Company’s investment of $6.4 million in ShellCase represented a 13.8% equity interest. As of December 31, 2003, the Company had written off $2.4 million of its investment in ShellCase.

                SHIRON SATELLITE COMMUNICATIONS (1996) LTD. (“SHIRON”)

                Shiron is engaged in the development, manufacturing and marketing of a satellite communication product known as InterSKY(TM). Shiron provides easily deployable two-way, “always-on” broadband satellite communications to corporate businesses, Internet service providers and small office/home office in places where broadband infrastructure is insufficient or does not currently exist.

                As of December 31, 2003, the Company had invested $2.1 million in Shiron and had made a $0.1 million loan to Shiron, and had written off $1.8 million of its investment in Shiron. As of December 31, 2003, the Company’s equity interest in Shiron is  9.8%.

                SMART LINK LTD. (“SMART LINK”)

                Smart Link is a developer and supplier of software-based communications products that provide internet access and communication to the residential markets. Its proprietary technology enables customers to replace traditional hardware-based communications products with high-quality, user friendly software-based solutions that are less costly. Products include software and chips that are easily integrated into personal computers and information appliances. As of December 31, 2003, the Company had invested $2.9 million in Smart Link, constituting a 13.6% equity interest in Smart Link.

                STAR MANAGEMENT OF INVESTMENTS NO. II (2000) L.P. (“STAR”)

                As of December 31, 2003, the Company had invested $2.2 million in Star, a venture capital fund that focuses on investments in communications, Internet infrastructure, enterprise software, industrial technologies and medical devices, for a 10% interest in Star. The Company has committed to invest an additional $2.8 million in Star. The Company has written off $0.6 million of its investment in Star during 2002.

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

                As of December 31, 2003, the Company’s total investment in XACCT was $3.8 million and its equity interest was 16.9%. In December 2003, the Company entered into an agreement for the sale of all of its holdings in XAACT to Amdocs Limited, which agreed to acquire all of the issued and outstanding shares of XACCT. On February 19, 2004, Ampal received approximately $3.8 million (partially in cash and partially in shares of Amdocs Limited) for its holdings in XACCT.

                XPERT INTEGRATED SYSTEMS LTD. (“XPERT”)

                Xpert is a leading international developer and provider of business continuity, security and infrastructure solutions. Xpert has over 400 customers from leading financial, telecommunications, industry, technology and governmental organizations. Xpert, whose headquarters are in Israel, has additional offices in Madrid and Barcelona.

                As of December 31, 2003, the Company had invested $2.75 million in Xpert, and its equity interest is 12.7%.

Energy

GRANITE HACARMEL INVESTMENTS LTD. (“GRANITE”)

                Granite is one of Israel’s largest holding companies. Granite was established in 1981 and went public on the Tel Aviv Stock Exchange in 1992.

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

                During 2003, Ampal sold 13,821,450 shares of Granite at a price of $1.40 (6 NIS) per share resulting in total proceeds of approximately $19.5 million. In February 2004, Ampal sold its remaining holdings in Granite for approximately $20.1 million. See “Significant Developments Since the Fiscal Year Ended December 31, 2003” above.

Capital Markets And Other Holdings

                AMPAL DEVELOPMENT (ISRAEL) LTD. (“AMPAL DEVELOPMENT”)

                Ampal Development, a wholly owned subsidiary of the Company, issued debentures which are publicly traded on the TASE. An aggregate of approximately $3.9 million of these debentures were outstanding as of December 31, 2003. Ampal Development has deposited funds with Bank Hapoalim sufficient to pay all principal and interest on these debentures.

                AMPAL INDUSTRIES (ISRAEL) LTD. (“AMPAL INDUSTRIES”)

                Ampal Industries, a wholly-owned subsidiary of Ampal, holds interests in various investee companies described in the high-technology section in this Report. Ampal Industries also has a portfolio of marketable securities which are valued at approximately $43.9 million at December 31, 2003.

                CARMEL CONTAINERS SYSTEMS LIMITED (“CARMEL”)

                Carmel (KML) is one of the leading Israeli companies in designing, manufacturing and marketing carton boards and packaging products. Carmel and its subsidiaries manufacture a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes.

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

                In June 2003, the Company announced that its agreement to sell its holdings in Carmel had been cancelled because the Israeli Antitrust Authority objected to the merger between Carmel and Best.

                The Company’s equity interest in Carmel is 21.5%. As of December 31, 2003, the Company marks its investment to market value at $3.5 per share, for a total of $1.8 million, and recorded loss from impairment in the amount of $2.1 million.

                EPSILON INVESTMENT HOUSE LTD. (“EPSILON”) AND RENAISSANCE INVESTMENT  COMPANY LTD. (“RENAISSANCE”)

                The Company had invested $1.5 million for 20% of Epsilon and its affiliate, Renaissance as of December 31, 2003. Epsilon is an investment bank which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

EMPLOYEES

                As of December 31, 2003, Ampal had two employees, Ampal Industries (Israel) Ltd. had 15 employees, Am-Hal Ltd. (a wholly owned subsidiary of Ampal) had 175 employees and Country Club Kfar Saba Ltd. (owned 51% by the Company) had 112 employees.

                Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

                Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the “PA”). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. Since September 2000, there have been increased hostilities between the Israeli government and Palestinian groups. It is possible that the situation may deteriorate further and may impact the value of Ampal and its investee companies. See “-Economic and Financial Developments” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the possible impact of this situation on the Company.

                All male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform military reserve duty annually. Additionally, all these individuals are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of Ampal’s investee companies are currently obligated to perform annual reserve duty. While these companies have operated effectively under these requirements since they began operations, Ampal cannot assess the full impact of these requirements on their workforce or business if conditions should change. In addition, Ampal cannot predict the effect on its business in a state of emergency in which large numbers of individuals are called up for active duty.

Economic and Financial Developments

                In 2003, unemployment in Israel increased to 10.7%. The rate of unemployment in 2002 averaged 10.4% as compared to 9.3% in 2001. This increase resulted mainly from the Hi-Tech crisis which brought about a wave of layoffs in this industry.

                The deflation rate in 2003 was 1.9% compared to an inflation rate of 6.5% in 2002.

CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

SEC Exemptive Order

                In 1947, the SEC granted Ampal an exemption from the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to an Exemptive Order. The Exemptive Order was granted based upon the nature of Ampal’s operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal’s securities in the economic development of Israel. There can be no assurance that the SEC will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order could materially and adversely affect the Company unless Ampal were able to obtain other appropriate exemptive relief. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make changes, which might be material, to its management, capital structure and methods of operation, including its dealings with principal shareholders and their related companies.

TAX INFORMATION

                Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For  2003, Israeli companies were taxed on their income at a rate of 36%.

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

                The tax reform legislation focuses, inter alia, a transition from a primarily territorial based tax system to a personal based tax system of Israeli tax residents (which mainly applies on the Company’s Israeli subsidiaries) had been introduced. Consequently, Israeli tax residents would be taxed on their worldwide income;

                A tax treaty between Israel and the United States became effective on January 1, 1995. This treaty has not substantially changed the tax position of the Company in the United States or in Israel.

                Ampal had income from interest, rent and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file reports with the Israeli tax authorities with respect to such income. In addition, as noted below, Ampal is subject to a withholding tax on dividends received from Israeli companies at a rate of either 25%, 15% or 12.5%, depending on the percentage ownership of the investment and the type of income generated by that company (as opposed to dividends payable to Israeli companies which are exempt from tax or subject to a tax rate of 25%, when stem from income generated out of Israel, or for the dividends paid by an approved enterprise to either residents or non-residents, the tax on which is withheld at a rate of 15%). Under an arrangement with the Israeli tax authorities, such income has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed reports with the Israeli tax authorities through 2001 and has tax assessments which considered to be final through tax year 1998 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 1998, it has not been required to make any additional tax payments in excess of the withholding on its dividends. In addition, under Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the taxation which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue in the future. This arrangement does not apply to taxation of Ampal’s Israeli subsidiaries.

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

                Under Israeli law, a tax is payable on capital gains of residents and non-residents of Israel. With regard to non-residents, this tax applies to gains on sales of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel, and rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Since January 1, 1994, the portion of the gain attributable to inflation prior to that date is taxable at a rate of 10%, while the portion since that date is exempt from tax. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli residents if they choose to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased from the date the shares were purchased until the date the shares were sold. The remainder of the profit (“Real Capital Gain”), if any, is taxable to corporations at the rate of 25%. However, Real Capital Gains arising from the sale of capital assets that had been purchased prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely - the portion of the gain attributed to the period before January 1, 2003 shall be subject to 36% (for corporations), whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the preferential rate of 25%.

                The Income Tax Law (Adjustment for Inflation), 1985, which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders’ equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. If the depreciated cost of Fixed Assets exceeds shareholders’ equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

                Individuals and companies in Israel pay VAT at a rate of 18% of the price of assets sold and services rendered (according to a Temporary Order issued by the state of Israel the VAT rate was increased from 17% to 18% for the period commencing on June 15, 2002 and ending on December 31, 2003. This period was extended by an additional two months and was terminated on February 29, 2004. The Company can deduct VAT paid on goods and services acquired for the purpose of the business. Nir, a subsidiary of Ampal is considered a Financial Institute under the VAT Law, and as such is subject to wage and profit tax rather than VAT.

United States Taxation of Ampal

                Ampal and its United States subsidiaries (in the following tax discussion, generally “Ampal U.S.”) are subject to United States taxation on their consolidated taxable income from foreign and domestic sources. The gross income of Ampal U.S. for United States tax purposes includes or may include (i) income earned directly by Ampal U.S., (ii) Ampal U.S.’s share of “subpart F income” earned by certain foreign corporations controlled by Ampal U.S. and (iii) Ampal U.S.’s share of income earned by certain electing “passive foreign investment companies” of which Ampal U.S. is a stockholder. Subpart F income includes dividends, interest and certain rents and capital gains. Since 1993, the maximum rate applicable to domestic corporations is 35%.

                Ampal U.S. is entitled to claim as a credit against its United States income tax liability all or a portion of income taxes, or of taxes imposed in lieu of income taxes, paid to foreign countries. If Ampal U.S. receives dividends from a foreign corporation in which it owns 10% or more of the voting stock, in determining total foreign income taxes paid by Ampal U.S. for purposes of the foreign tax credit Ampal U.S. is treated as having paid the same proportion of the foreign corporation’s post-1986 foreign income taxes as the amount of such dividends bears to the foreign corporation’s post-1986 undistributed earnings. Certain of Ampal’s non-U.S. subsidiaries have elected to be treated as partnerships for U.S. tax purposes. As a result, the income of these subsidiaries is subject to U.S. taxation, as it is earned.

                In general, the total foreign tax credit that Ampal U.S. may claim is limited to the proportion of Ampal U.S.’s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, foreign and domestic. The Internal Revenue Code of 1986, as amended (the “Code”), also limits the ability of Ampal U.S. to offset its United States tax liability with foreign tax credits by subjecting various types of income to separate limitations. Source of income and deduction rules may further limit the use of foreign taxes as an offset against United States tax liability. As a result of the operation of these rules, Ampal U.S. may choose to take a deduction for foreign taxes in lieu of the foreign tax credit.

                Ampal U.S. may be subject to the alternative minimum tax (“AMT”) on corporations. Generally, the tax base for the AMT on corporations is the taxpayer’s taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits (separately calculated under AMT rules and generally limited to 90% of AMT liability as specially computed for this purpose).

FORWARD-LOOKING STATEMENTS

                This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-K) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe,” estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

ITEM 2. PROPERTY

                Ampal’s corporate headquarters in Israel, which is owned by the Company, is located at 111 Arlozorov Street in Tel Aviv.

                Ampal currently leases an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $114,968. As discussed earlier in this Report, on March 31, 2004, the Company intends to close this office. The office space has been subleased.

                Kfar Saba, which operates a country club in the town of Kfar Saba, occupies a 7-1/4 acre lot which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2003 totaled $177,670.

                Other properties of the Company are discussed elsewhere in this Report. See “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS

                On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 8,974,401 ($1.9 million). Galha claimed that the Company,which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of  an amount of up to NIS 4,000,000 ($913,450) if a final judgment against the Company will be given. At this stage, the Company cannot estimate the impact this claim will have on it.

                In May 2002, the Israeli Income Tax Authority issued an assessment to Ampal (Israel) Ltd., the Company’s wholly-owned subsidiary, for payment of approximately NIS 34 million ($7,655,933) for the tax years 1997-2000. Ampal (Israel) filed an appeal regarding this assessment. In October, 2003, Ampal and the Israeli Income Tax Authority signed a settlement agreement pursuant to which Ampal paid the sum of NIS 6 million ($1,351,047) as a final payment for the tax years 1997-2000. The reserve previously established to cover the Company’s estimated exposure has been adjusted accordingly.

                As discussed elsewhere in this Report, in February 2004, the Company sold all of its remaining holdings of Granite. For a description of the legal proceedings relating to Granite, please refer to Item 3 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A STOCK

                Ampal’s Class A Stock is listed on Nasdaq under the symbol “AMPL”. The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2003 and 2002, as reported by Nasdaq and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low
2003:
Fourth Quarter	4.05	2.80
Third Quarter	3.20	2.50
Second Quarter	3.30	1.88
First Quarter	2.59	1.89

2002:
Fourth Quarter	$2.94	$1.77
Third Quarter	3.63	2.69
Second Quarter	4.40	3.49
First Quarter	5.70	4.18

As of March 9, 2004, there were approximately 811 record holders of Class A Stock.

VOTING RIGHTS

                Unless dividends on any outstanding preferred stock are in arrears for three successive years, as discussed below, the holders of Class A Stock are entitled to one vote per share on all matters voted upon. Notwithstanding the above, if dividends on any outstanding series of preferred stock are in arrears for three successive years, the holders of all outstanding series of preferred stock as to which dividends are in arrears shall have the exclusive right to vote for the election of directors until all cumulative dividend arrearages are paid. The shares of Class A Stock do not have cumulative voting rights in relation to the election of the Company’s directors, which means that any holder of at least 50% of the Class A Stock can elect all of the members of Board of Directors of Ampal (the “Board”).

DIVIDEND POLICY

                Ampal has not paid a dividend on its Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company’s operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board.

                Dividends on all classes of Ampal’s shares of preferred stock are payable as a percentage of par value. The holders of Ampal’s presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend to the preferred stockholders in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 10, 2003, Ampal announced that its Board had declared cash dividends on its classes of preferred stock ($0.325 per share on its 6 1/2% classes of preferred stock and $0.20 per share on its 4% Preferred Stock).

RECENT SALES OF UNREGISTERED SECURITIES

                Pursuant to a Letter Agreement, dated as of January, 31, 2001, between Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal, and Zionism 2000, a charitable organization, Ampal (Israel) Ltd. gifted 6,000 shares of Class A Stock to Zionism 2000 on February 9, 2001.

                Pursuant to a Letter Agreement, dated as of January 31, 2001, between Ampal (Israel) Ltd., a wholly-owned subsidiary of Ampal, and Coaching Ltd., Ampal (Israel) Ltd. transferred 1,500 shares of Class A Stock to Coaching Ltd. on March 1, 2001 (having a market value of $9,420) as partial compensation for services rendered to the Company.

                The transfer to each of Zionism 2000 and Coaching Ltd. of the aforementioned shares was exempt from registration under the Securities Act of 1933, as amended, by reason of Regulation S under such Act because the transactions were consummated outside the United States.

ITEM 6.  SELECTED FINANCIAL DATA

FISCAL YEAR ENDED DECEMBER 31,	2003	2002		2001		2000		1999

	(Dollars in thousands, except per share data)

Revenues	$51,814	$16,732		$29,062		$39,697		$69,613
Net income (loss) from continuing operations	8,847	$(44,047)		(6,974)		$813		$28,031	(1)
Earnings (loss) per Class A share:
Basic EPS	$0.42	$(2.27	)(2)	$(0.38	)(2)	$0.03	(2)	$1.32
Diluted EPS	$0.40	$(2.27)		$(0.38)		$0.03		$1.15	(1)

Total assets	$354,367	$323,699		$383,833		$446,628		$396,780

Notes and loans and debentures
Payable	138,334	136,803		145,901		201,576		174,519

(1)	Includes (loss) from discontinued operations, as follows:

Fiscal Year Ended December 31,	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)

Gain (Loss) from continued operations	$8,847	$(44,047)	$(6,974)	$813	$30,187
(Loss) from discontinued operations	--	$--	$--	$--	$(2,156)
(Loss) per Class A share from discontinued
operations:
Basic EPS	$--	$--	$--	$--	$(0.10)
Diluted EPS	$--	$--	$--	$--	$(0.09)

(2)	Computation is based on net income (loss) after deduction of preferred stock dividends of $213, $218, $227, $234, and $284, respectively.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. Our principal focus is on businesses located in the State of Israel or that are Israel-related. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on a broad cross-section of Israeli companies engaged in various market segments including Energy, Industry, Real Estate and Project Development, Telecommunications and High-Technology.

                Our investment focus is primarily on companies or ventures where we can exercise significant influence, on our own or with investment partners, and use our management experience to enhance those investments. To further our strategic objectives and support our key business initiatives, we seek investments in companies that operate in Israel initially and then expand abroad. We are also monitoring investment opportunities, both in Israel and abroad, that we believe will strengthen and diversify our portfolio and maximize the value of our capital stock. In determining whether to acquire an interest in a specific company, we consider the quality of management, return on investment, growth potential, projected cash flow, investment size and financing, and reputable investment partners. We also provide our investee companies with ongoing support through our involvement in the investee companies’ strategic decisions and introductions to the financial community, investment bankers and other potential investors both in and outside of Israel.

                Our results of operations are directly affected by the results of operations of our investee companies. A comparison of the financial statements from year to year must be considered in light of our acquisitions and dispositions during each period.

                The majority of recently published economic indicators show an increase in economic activity both in Israel and abroad. Specifically, the increase in economic activity emanating from abroad is affecting Israel’s financial markets. The combined state of the economy index rose by 0.6% in the fourth quarter of 2003, after falling consistently since the end of the year 2000. Private consumption rose considerably during the second half of 2003 when it expanded by an annualized rate of 7.8% compared with the first half of the year according to Central Bureau of Statistics estimates. This trend appears to have largely resulted from consumers’ increased sense of security from the increase in economic activity. We believe that these increases in economic activity, together with the strategic moves we have taken to properly value and enhance our portfolio, will assist the company in reaching its real valuation.

                The results of investee companies which are greater than 50%-owned are included in the consolidated financial spatements. We account for our holdings in investee companies over which we exercise significant influence, generally 20% to 50% owned companies (“affiliates”), under the equity method. Under the equity method, we recognize our proportionate share of such companies’ income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above our carrying value per share for such affiliate results in our recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below our carrying value per share for such affiliate results in our recognizing a loss for the period in which such issuance is made. We account for our holdings in investee companies, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, we review investments accounted for under the cost method periodically in order to determine whether to maintain the current carrying value or to write off some or all of the investment. For more information as to how we make these determinations, see “Critical Accounting Policies.”

                For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel (“NIS”), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the NIS be devalued against the U.S. dollar, cumulative translation adjustments are likely to result in a reduction in shareholders’ equity. As of December 31, 2003, the effect on shareholders’ equity was a decrease of approximately $20.6 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

                The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Annual Report for the fiscal year ended December 31, 2003 for a summary of all of Ampal’s significant accounting policies.

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

                Investment in MIRS

                MIRS is our largest investment and is being accounted for at cost (our equity interest is 25%). The cost method is applied due to preference features we have been granted in our investment in preferred shares in MIRS. Revenues from guaranteed payments from Motorola are recognized as income. We perform annual tests for impairment regarding our investment in MIRS. Our assessment, based on a valuation of our investment in MIRS as of December 31, 2003, resulted in no impairment charge. The valuation was calculated according to the discounted cash flow method, taking into account the preferences to which we are entitled from Motorola under the MIRS purchase agreement.

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

                Accounting for Income Taxes

                As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries totaling $43.6 million in 2003, as it is our intention to reinvest undistributed earnings indefinitely outside the United States. If the earnings were not considered permanently reinvested, approximately $15.3 million of deferred income taxes would have been provided in 2003.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46, entities are separated into two categories populations: (1) those for which voting interests are used to determine consolidation (this is the most common classification situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify  Variable Interest Entities (“VIE”s) and how to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (“VIE”s) and how to determine when a public company business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

                Since issuing FIN 46, the FASB has proposed various amendments to the interpretation and has deferred its effective dates. Most recently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46-R), which also provides for a partial deferral of FIN 46. This partial deferral established the effective dates for the application of public entities to apply FIN 46 and FIN 46-R based on the nature of the VIE variable interest entity and the date upon which the public company became involved with the VIE variable interest entity. In general, the deferral provides that (i) for VIEs variable interest entities created before February 1, 2003, a public company entity must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, if the VIE variable interest entity is a special purpose  entity and (ii) for VIEs variable interest entities created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

                The Company currently has no variable interests in any VIE. Accordingly, while there can be no assurance that the Company will not have variable interests in one or more VIEs in the future, the Company believes that the adoption of FIN 46 and FIN 46-R will not have material impact on our financial position, results of operations and cash flows.

                In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No.’s 87, 88 and 106, and a revision of SFAS No. 132. SFAS No. 132 revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans.

                Part of the new disclosure provisions of SFAS No. 132 are effective for the 2003 calendar year-end financial statements, but have no impact on the Company’s financial statements. The remainder of this statement, which has a later effective date, is currently being evaluated by the Company.

RESULTS OF OPERATIONS

                Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002:

                The Company recorded a consolidated net income of $8.8 million for the fiscal year ended December 31, 2003, as compared to $44.0 million loss for the same period in 2002. The increase in net income is primarily attributable to the higher realized and unrealized gain on investments in marketable securities, less losses from impairments of investments and higher income from equity in 2003, as compared to 2002. These were partial offset by higher translation losses.

                Equity in earnings of affiliates increased to $2.5 million for the fiscal year ended December 31, 2003 as compared to a loss of $3.3 million for the fiscal year ended in 2002. The increase in 2003 is primarily attributable to a $3.7 million gain recorded by Ophir Holdings as a result of the sale of its real estate assets. The gain was offset by a $1.7 million loss in Granite, which was recorded in the first quarter of 2003. In 2002, the loss was primarily attributable to decreased earnings of Ophirtech, which recorded higher losses from impairment of investments in 2002.

                The increase in real estate income and expenses in 2003 as compared to 2002 is primarily attributable to the increase in tenant occupancy rate in Am-Hal Ltd.

                In the fiscal year ended December 31, 2003, Ampal recorded $29.8 million of realized and unrealized gain on investments, which attributable to the Company’s investment in shares of Granite ($20.7 million), Blue Square Israel Ltd. (“Blue Square”) ($2.6 million), Alvarion ($1.4 million), and mutual funds and other securities ($5.1 million).

                During 2003, the Company reduced its holding interest in Granite from 20.4% to 10.5% as a result of a sale of 9.9%. Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security. The remaining 10.5% interest in Granite was sold in February, 2004 (see Item 1. “Significant Developments since the Fiscal Year ended December 31, 2003”). In the same period in 2002, the Company recorded $20.4 million of realized and unrealized losses on investments which consisted of $3.3 million of realized and unrealized losses on investments classified as trading securities and $17.1 million of unrealized losses other than temporary decline in value of investments in the available-for-sale securities. The realized and unrealized losses on trading securities recorded in 2002 were primarily attributable to the Company’s investment in shares of Bank Leumi Le’Israel B.M. (“Leumi”) ($2.0 million) mutual funds and other securities ($1.3 million). The unrealized losses other than temporary decline in value of the Company’s investments in the available-for-sales securities in 2002 were primarily attributable to the investment in shares of Blue Square ($12.8 million), a publicly traded company on the Tel Aviv and New York Stock Exchanges. The Company also wrote down its investments in shares of Sonic Foundry Inc. (“Sonic”) ($1.8 million), Alvarion ($2.0 million) and Compugen Ltd. (“Compugen”) ($0.5 million). At December 31, 2003 and December 31, 2002, the aggregate fair value of trading securities and available for sale securities amounted to approximately $64.7 million and $18.6 million, respectively.

                Other income realized by the Company is principally composed of guaranteed payments from Motorola equal to $ 7.1 million for the years ended December 31, 2003 and 2002.

                The Company recorded lower interest expense in the fiscal year ended December 31, 2003, as compared to the same period in 2002, primarily as a result of lower interest rates.

                In the fiscal year ended December 31, 2003, the Company recorded $13.1 million in losses from the impairment of its investments and loans in the following companies: XACCT ($9.0 million), Carmel ($2.0 million), Identify ($1.3 million), Cute Ltd. ($0.2 million), and real estate in Migdal Haemek ($0.6 million). During the fiscal year ended December 31, 2002, the Company recorded a $15.1 million loss from the impairment of its investments and loans in certain companies. A substantial portion of these losses resulted from the worldwide decline in technology markets, which affected both sales and the ability of companies to raise additional capital. Companies at the start-up stage, as are a number of the Company’s portfolio companies, were particularly affected by the weakness in the private capital markets as these companies depend on additional rounds of investments for operating funds. See “Critical Accounting Policies” for a discussion of the factors affecting the Company’s decision to write-off its investments accounted for under the cost method.

                The lower effective income tax rate in 2003 as compared to 2002, is primarily attributable to the availability of certain tax benefits, which were not available in previous years. The higher effective tax rate in 2002 is attributable to the unrealized losses on investments which has an income statement effect but no tax effect.

                Our management currently believes that inflation has not had a material impact on our operations.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(Dollars in thousands, except per share data)

Fiscal Year Ended December 31, 2003
Revenues(1)	$4,934	$30,993	$5,256	$10,631	$51,814
Net interest expense	(2,082)	(1,285)	(594)	(1,062)	(5,023)
Net income (loss)	(2,167)	10,231	1,520	(737)	8,847
Basic EPS:
Earnings (Loss) per Class A share(2)	(0.11)	0.52	0.07	(0.06)	0.42
Diluted EPS:
Earnings (Loss) per Class A share	(0.11)	0.47	0.07	(0.03)	0.40

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(Dollars in thousands, except per share data)

Fiscal Year Ended December 31, 2002
Revenues(1)	$5,532	$5,235	$4,905	$1,060	$16,732
Net interest expense	(2,188)	(1,376)	(1,735)	(2,392)	(7,691)
Net (loss)	(6,175)	(9,158)	(11,439)	(17,275)	(44,047)
Basic EPS:
(Loss) per Class A share(2)	(0.32)	(0.47)	(0.58)	(0.9)	(2.27)
Diluted EPS:
(Loss) per Class A share	(0.32)	(0.47)	(0.58)	(0.9)	(2.27)

(1) Reclassified to conform with year-end presentation.
(2) After deduction of dividends on the 4% and 6 1/2% preferred stock in 2003 and 2002 of $213 and $218, respectively.

                Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001:

                The Company recorded a consolidated net loss of $44.0 million for the fiscal year ended December 31, 2002, as compared to $7.0 million for the same period in 2001. The increase in net loss is primarily attributable to the higher unrealized losses on investments in marketable securities, higher loss from impairment of investments and loans and significantly lower gains from the sale of real estate rental property in 2002, as compared to 2001, the absence of the gains from the sale of investments in 2002, and higher provision for income taxes. These decreases were partially offset by lower interest expense.

                Equity in earnings of affiliates decreased to a loss of $3.3 million for the fiscal year ended December 31, 2002, as compared to a loss of $2.2 million for the year ended December 31, 2001. The decrease is primarily attributable to the decreased earnings of Ophirtech, the Company’s 42.5% - owned affiliate, which recorded higher losses from impairment of investments in 2002, and from the 37% owned Bay Heart, which recorded higher losses in 2002 as a result of decreased rental revenues and increased security expenses consistent with the political/security situation in Israel. Bay Heart’s decreased rental revenue was due to lower than average rental rates on its properties caused in part by the recession in Israel which affected the real estate sector and by the surplus of mall properties in the Haifa area and from the 20.4% owned Granite, which recorded losses in 2002 as a result from impairment of investments.

                On March 28, 2001, the Company concluded the sale of its interest in a building located at 800 Second Avenue, New York, New York (“800 Second Avenue”) for $33.0 million and recorded a pre-tax gain of approximately $8.0 million ($4.3 million net of taxes). No comparable real estate sales occurred during the fiscal year ended December 31, 2002.

                On May 2, 2001, the Company sold its real estate rental property located in Bnei Brak, Israel (“Bnei Brak”) and recorded a pre-tax gain of approximately $2.1 million ($1.6 million net of taxes).

                During December 2002, Ophir Holdings signed agreements to sell four of its properties for the aggregate amount of $5.9 million (net income $4.2 million). Gain was recognized during the first quarter of 2003.

                On December 22, 2002, the Company recorded a $0.7 million pretax gain on the sale of real estate rental property.

                In the fiscal year ended December 31, 2002, Ampal recorded $20.4 million of realized and unrealized losses on investments, which consisted of $3.3 million of realized and unrealized losses on investments classified as trading securities and $17.1 million of unrealized losses other than temporary decline in value of investments in the available-for-sale securities. In the same period in 2001, the Company recorded $1.7 million of realized and unrealized losses on investments which consisted of $3.3 million of unrealized losses on investments and $1.6 million of realized gains from sale of investments. The realized and unrealized losses on trading securities recorded in 2002 were primarily attributable to the Company’s investment in shares of Bank Leumi Le’Israel B.M. (“Leumi”) ($2.0 million) mutual funds and other securities ($1.3 million). The unrealized losses other than temporary decline in value of the Company’s investments in the available-for-sales securities in 2002 were primarily attributable to the investment in shares of Blue Square Israel Ltd (“Blue Square”) ($12.8 million), a publicly traded company on the Tel Aviv and New York Stock Exchanges. In June 1999, the Company invested $ 24 million to purchase 1,500,000 shares of Blue Square, representing 3.9% of Blue Square, at $ 16 per share. As of December 31, 2002 the investment in Blue Square had a market value of $ 11.2 million. Primarily due to the length of the time and extent to which the market value has been less than cost, such decline has been accounted for as other than temporary. The Company also wrote down its investments in shares of Sonic Foundry Inc. (“Sonic”) ($1.8 million), Alvarion ($2.0 million) and Compugen Ltd. (“Compugen”) ($0.5 million). At December 31, 2002 and December 31, 2001, the aggregate fair value of trading securities amounted to approximately $5.2 million and $9.9 million, respectively.

                Other income realized by the Company is principally composed of guaranteed payments from Motorola equal to $ 7.1 million for the years ended December 31, 2002 and 2001.

                The Company recorded lower interest expense in the fiscal year ended December 31, 2002, as compared to the same period in 2001, primarily as a result of lower interest rates.

                The decrease in real estate income and expenses in 2002 as compared to 2001 is primarily attributable to the sale of 800 Second Avenue in New York City.

                In the fiscal year ended December 31, 2002, the Company recorded $15.1 million in losses from the impairment of its investments and loans in the following companies: Bay Heart ($2.9 million), Bridgewave Communications, Inc. (“Bridgewave”) ($2.8 million), ShellCase ($2.3 million), Oblicore Ltd. ($2.2 million), Modem Art ($1.0 million), Carmel ($0.9 million), Star Management of Investments No. II (2000) L.P. ($0.6 million), Camelot Information Technologies Ltd. (“Camelot”) ($0.5 million), Netformx Ltd. ($0.5 million), Enbaya Inc. ($0.5 million), Shiron Satellite Communications (1996) Ltd. (“Shiron”) ($0.4 million), VisionCare Opthalmic Technologies Ltd. (“VisionCare”) ($0.3 million),  Tulip Ltd. ($0.1 million), and Babylon Ltd. ($0.1 million). During the fiscal year ended December 31, 2001, the Company recorded a $13.1 million loss from the impairment of its investments. A substantial portion of these losses resulted from the worldwide slump in technology markets which affected both sales and the ability of companies to raise additional capital. Companies at the start-up stage, as are a number of the Company’s portfolio companies, were particularly affected by the weakness in the private capital markets as these companies depend on additional rounds of investment for operating funds. See “-Critical Accounting Policies” for a discussion of the factors affecting the Company’s decision to write-off its investments accounted for under the cost method.

                The increase in the effective income tax rate in 2002, as compared to 2001, is primarily attributable to the unrealized losses on investments for which no tax benefits are currently available.

LIQUIDITY AND CAPITAL RESOURCES

                Cash Flows

                On December 31, 2003, cash and cash equivalents were $4.6 million, as compared with $1.6 million at December 31, 2002. The increase in cash and cash equivalents is primarily attributable to the net proceeds from tradable securities.

                The Company’s sources of cash include cash, cash equivalents and marketable securities which amount to $69.3 million in 2003 as compared to $20.2 million in 2002. The Company also has sources of cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline. In addition, the shares of MIRS owned by the Company have already been pledged as security for specific loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

                Cash flows from operating activities

                Net cash used in operating activities totaled approximately $12.4 million for the fiscal year ended December 31, 2003, as compared to approximately $3.3 million provided for the same period in 2002. The increase is primarily attributable to (i) the $15.0 million net investment in tradable securities ($39.4 million proceeds offset by $54.4 million invested) as compared to $1.0 million in 2002, (ii) the $5.6 million dividends received from affiliates as compared to $0.7 million in 2002 (iii) the $6.9 million increase in other assets as compared to a $1.2 million decrease in other assets in 2002, and (iv) the increase in other accounts payable of $8.8 million as compared to $5.0 million in 2002.

                Cash flows from investing activities

                Net cash provided by investing activities totaled approximately $16.5 million for the fiscal year ended December 31, 2003, as compared to cash used approximately $0.7 million for the same period in 2002. The increase is primarily attributable to the $19.5 million proceeds from the sale of Granite, to higher deposits granted in 2003 compared to 2002, and lower deposits collected in 2003 compared to 2002.

                Cash flows from financing activities

                Net cash used in financing activities was approximately $1.6 million at December 31, 2003, as compared to approximately $7.3 million at December 31, 2002. The decrease in the cash used in 2003 is attributable to the pay down of existing debentures ($19.3 million and $2.2 million in 2003 and 2002 respectively), and to notes and loans payable received ($19.9 million and $5.6 million in 2003 and 2002, respectively.

                Investments

                On December 31, 2003, the aggregate fair value of trading and available-for-sale securities was approximately $64.7 million, as compared to $18.6 million at December 31, 2002. The increase in 2003 is attributable the purchase of tradable securities (mostly debentures) and to the increase in market value of marketable securities.

                In 2003, the Company made the following investments:

1.	An additional investment of $ 0.9 million in ShellCase, a developer of chip – size packing technology for semiconductors using wafer – level process. The company holds an approximate 13.8% equity interest in ShellCase.

2.	An additional investment of $ 0.3 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses on investment in communication, Internet, software and medical devices.

3.	An investment of $0.2 million in Fimi Opportunity Fund, L.P.

4.	A loan of $0.1 million to Shiron Satellite Communications (1996) Ltd., a developer and manufacturer of two-way satellite communications products.

5.	A loan to NetFormx of $0.2 million, a developer of network design tools.

6.	A loan to Bay Heart of $0.1 million, a shopping mall.

                Debt

                In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi Le-Israel Ltd. (“Leumi”) in the outstanding amount of $37.2 million and $34.9 million, respectively, as of December 31, 2003. The Company is responsible for 75% of these loans. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows:  10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the loan from Leumi were amended to reflect changes in MIRS’ business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 with respect to the Company’s repayment obligations under the loan.

                As of December 31, 2003, the Company had $3.9 million in outstanding debentures with interest rates of 7.5%. These debentures, which mature in 2005, are secured by $4.0 million in cash held in a secured account.

                The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At December 31, 2003 and December 31, 2002, the amounts outstanding under these loans were $9.2 million and $12.7 million, respectively. The loans are dollar linked, mature in up to one year, and have interest rates of LIBOR plus 1.0%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $ 4.6 million in favor of clients of Am-Hal in order to secure their deposits.

                The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. The long-term loans in the amount of $32.8 million mature through 2005-2011.

                The weighted average interest rates and the balances of these short-term borrowings at December 31, 2003 and December 31, 2002 were 3.6% on $27.5 million and 3.3% on $39.8 million, respectively.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$110,818	$6,918	$45,490	$48,066	$10,344
Short-Term Debt	$27,516	$27,516
Capital Call Obligation(1)	$2,800	$2,800
Operating Lease (2) Obligation	$7,400	$300	$600	$600	$5,900
Capital Lease Obligation	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities Reflected on the Company's Balance Sheet Under GAAP	--	--	--	--	--
Total	$148,534	$37,534	$46,090	$48,666	$16,244

(1) see note 17(d)
(2) see note 17(a)

                As of December 31, 2003, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $12.3 million. This includes:

•	$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

•	$6.3 million guarantee on indebtedness incurred by Bay Heart ($3.7 million of which is recorded as a liability in the Company’s financial statements at December 31, 2003) in connection with the development of its property. Bay Heart recorded losses in 2003 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

•	$4.6 million guarantee to Am- Hal tenants as described above.

•	$0.9 million guarantee to Galha 1960 Ltd as described in Item 3 of this Report.

                In each of 2003 and 2002, Ampal paid dividends in the amount of $0.20 and $0.325 per share on its 4% and 6 ½% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in each year amounted to approximately $0.2 million.

                                Off-Balance Sheet Arrangements

                                Other than the foreign currency contract specified below, the Company has no off-balance sheet arrangements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

                The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2003, and are sensitive to the above market risks.

                During the fiscal year ended December 31, 2003, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2002.

Interest Rate Risks

                At December 31, 2003, the Company had financial assets totaling $15.8 million and financial liabilities totaling $138.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

                At December 31, 2003, the Company had fixed rate financial assets of $8.7 million and variable rate financial assets of $7.1 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million financial assets by approximately $0.1 million.

                At December 31, 2003, the Company had fixed rate debt of $14.6 million and variable rate debt of $123.7 million. A  ten percent decrease in interest rates would decrease the unrealized fair value of the financial assets in the form of the fixed rate debt by approximately $0.1 million.

                The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.3 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

                The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2003, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2003, the Company had open foreign exchange forward purchase contracts in the amount of $6 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.9 million, and regarding the statements of income loss a ten percent devaluation of the foreign currency would be reflected in a net decrease in earnings and would be $3.7 million.

Equity Price Risk

                The Company’s investments at December 31, 2003, included marketable securities which are recorded at fair value of $64.7 million, including a net unrealized gain of $14.1 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $6.5 million.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) for each of the years ended on those dates. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets included in consolidation constitute approximately 20.1 % and 22.6% of total consolidated assets as of December 31, 2003 and 2002, respectively, and whose revenues included in consolidation constitute approximately 14.5% and 45.1% for each of the years ended on those dates, respectively. Also we did not audit the financial statements of certain affiliated companies, the company’s interest in which as reflected in the balance sheets as of December 31, 2003 and 2002 is $12,007,672 and $40,647,929, respectively, and the company’s share in excess of losses over profits of which is a net amount of $1,030,738 and $901,958, for each of the years ended on those dates, respectively. The financial statements of those subsidiaries and affiliated companies were audited by other independent auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of  the other independent auditors. The financial statements of Ampal-American Israel Corporation and subsidiaries for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 27, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in Israel, including those prescribed by the Israeli Auditor (Mode of performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years ended on those dates, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 24, 2004

/s/ KESSELMAN & KESSELMAN CPAs ( ISR)A member of
PricewaterhouseCoopers International Limited

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

Tel Aviv	Luboshitz Kasierer
March 27, 2002	Arthur Andersen

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Fiscal Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share data)

REVENUES:
Equity in earnings (losses) of affiliates (Note 13)	$2,526	$(3,334)	$(2,174)
Interest:
Related parties	--	--	22
Others	508	962	1,220
Real estate income	8,889	7,740	8,781
Realized and unrealized gains on
investments (Notes 2 and 4)	29,813	--	--
Gain on sale of real estate rental
property (Note 2 )	69	663	10,038

Other (note 14)	10,009	10,701	11,175

Total revenues	51,814	16,732	29,062

EXPENSES:
Interest:
Related parties	--	51	203
Others	5,531	8,602	11,740
Real estate expenses	8,110	7,844	9,144
Realized and unrealized losses on
investments (Notes 2 and 4)	--	20,394	1,722
Loss from impairment of investments & real estate
(Note 2)	13,144	15,078	12,988
Minority interests	1,940	866	(226)
Translation (gain) loss	3,061	(1,577)	(2,127)
Other (mainly general and administrative)	10,747	7,742	7,129

Total expenses	42,533	59,000	40,573

Income (loss) before income taxes (tax benefits)	9,281	(42,268)	(11,511)
Provision for income taxes (tax benefits) (Note 12)	434	1,779	(4,537)

NET (LOSS) INCOME	8,847	$(44,047)	$(6,974)

Basic EPS: (Note 11)
Earnings (loss) per Class A share	$0.42	$(2.27)	$(0.38)

Shares used in calculation (in thousands)	20,370	19,538	19,184

Diluted EPS:
Earnings (loss) per Class A Share	$0.40	$(2.27)	$(0.38)

Shares used in calculation (in thousands)	22,120	19,538	19,184

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Cash and cash equivalents	4,572	$1,557

Deposits, notes and loans receivable (Note 3)	12,288	10,962

Investments (Notes 2, 4 and 13):
Marketable securities	64,701	18,613
Other investments	171,121	196,481

Total investments	235,822	215,094

Real estate property, less accumulated depreciation of $10,666
and $9,166	64,460	65,598

Other assets (Note 5)	37,225	30,488

TOTAL ASSETS	$354,367	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders’ Equity As At
	December 31, 2003	December 31, 2002
	(Dollars in thousands)
LIABILITIES

Notes and loans payable (Note 6)	$134,455	$114,257
Debentures (Note 7)	3,879	22,546
Accounts payable, accrued expenses and others (Note 8)	101,010	86,718

Total liabilities	239,344	223,521

Commitments and Contingencies (note 17)

SHAREHOLDERS’ EQUITY (Note 9)

4% Cumulative Convertible Preferred Stock, $5 par value; authorized 189,287 shares; issued 131,952 and 139,391 shares; outstanding 128,602 and 136,041 Shares	660	697

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized 988,055 shares; issued 697,380 and 706,450 shares; outstanding 574,844 and 583,914 shares	3,487	3,532

Class A Stock $1 par value; authorized 60,000,000 shares; issued 25,567,210 and 25,502,805 shares; outstanding 19,735,546 and 19,671,141 shares.	25,567	25,503

Additional paid-in capital.	58,143	58,125

Retained earnings	76,109	67,475

Treasury stock, at cost	(31,096)	(31,096)

Accumulated other comprehensive loss	(17,847)	(24,058)

Total shareholders’ equity	115,023	100,178

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$354,367	$323,699

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$8,847	$(44,047)	$(6,974)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Equity in (earnings) losses of affiliates	(2,526)	3,334	2,174
Realized and unrealized (gains) losses on
investments	(29,813)	20,394	1,722
Gain on sale of real estate rental property	(69)	(663)	(10,038)
Depreciation expense	2,173	2,014	2,293
Amortization expense (income)	(1,577)	22	252
Impairment of investments	13,144	15,078	12,988
Minority interests	1,940	866	(226)
Translation (gain) loss	3,061	(1,577)	(2,127)
(Increase) decrease in other assets	(6,944)	1,174	(7,796)
Increase in accounts payable, accrued expenses
and other	8,753	5,043	5,601
Investments made in trading securities	(54,411)	(5,476)	(409)
Proceeds from sale of trading securities	39,370	6,475	9,289
Dividends received from affiliates	5,638	688	27,128

Net cash (used in) provided by operating activities	(12,414)	3,325	33,877

Cash flows from investing activities:
Deposits, notes and loans receivable collected	1,888	3,380	2,744
Deposits, notes and loans receivable granted	(3,772)	(1,472)	(7,977)
Investments made in:
Available-for-sale securities	--	--	(1,257)

Affiliates and others	(1,367)	(2,221)	(10,089)
Proceeds from sale of investments:
Available-for-sale securities	--	--	3,054
Affiliate Company	19,511	--	--
Others	--	--	1,047
Return of capital by partnership	213	209	120
Capital improvements	(823)	(1,406)	(2,180)
Acquisition of minority interest	(481)	--	--
Proceeds from sale of real estate property, net	1,350	818	34,906

Net cash provided by (used in) investing activities	16,519	(692)	20,368

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)

Cash flows from financing activities:
Notes and loans payable received	$19,871	$5,605	$11,779
Notes and loans payable repaid:
Related parties	--	--	(5,190)
Others	(1,934)	(12,378)	(57,571)
Proceeds from exercise of stock options	--	1,973	--
Debentures repaid	(19,271)	(2,232)	(1,894)
Contribution to partnership by minority interests	--	--	1,295
Dividends paid on preferred stock	(213)	(218)	(227)

Net cash used in financing activities	(1,547)	(7,250)	(51,808)

Effect of exchange rate changes on cash and
cash equivalents	457	(1,799)	(306)

Net increase (decrease) in cash and cash equivalents	3,015	(6,416)	2,131
Cash and cash equivalents at beginning of year	1,557	7,973	5,842

Cash and cash equivalents at end of year	$4,572	$1,557	$7,973

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest:
Related parties	--	$--	$173
Others	5,187	6,596	7,763

Total interest paid	$5,187	$6,596	$7,936

Income taxes paid	$2,053	$402	$5,514

Supplemental Disclosure of None cash Investing and
Financing Activities:
Issuance of treasury stock for charity	--	$--	$55

Investments in investees	--	$1,545	$--

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except share amounts per share data)
4% PREFERRED STOCK
Balance, beginning of year	$697	$731	$782
Conversion of 7,439, 6,835 and 10,175 shares
into Class A Stock	(37)	(34)	(51)

Balance, end of year	$660	$697	$731

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,532	3,633	$3,729
Conversion of 9,070, 20,230 and 19,134 shares

into Class A Stock	(45)	(101)	(96)

Balance, end of year	$3,487	$3,532	$3,633

CLASS A STOCK
Balance, beginning of year	$25,503	$25,408	$25,303
Issuance of shares upon conversion of
Preferred Stock	64	95	105

Balance, end of year	$25,567	$25,503	$25,408

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,125	$58,253	$58,194
Conversion of Preferred Stock	18	40	42
Issuance of additional shares		--	17
Exercise of stock options, including tax benefit	--	(168)	--

Balance, end of year	$58,143	$58,125	$58,253

RETAINED EARNINGS
Balance, beginning of year	$67,475	$111,740	$118,941

Net (loss) income	8,847	(44,047)	(6,974)
Dividends:
4% Preferred Stock - $0.20 per share	(26)	(27)	(29)
6-1/2% Preferred Stock - $0.325 per share	(187)	(191)	(198)

Balance, end of year	$76,109	$67,475	$111,740

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except share amounts per share data)
TREASURY STOCK
4% PREFERRED STOCK
Balance, beginning and end of year	$(84)	$(84)	$(84)

6-1/2% PREFERRED STOCK
Balance, beginning and end of year	$(1,853)	$(1,853)	$(1,853)

CLASS A STOCK
Balance, beginning of year – 5,831,664,	$(29,159)	$(31,301)	$(31,338)
6,160,664 and 6,168,164 shares, at cost

Issuance of 329,000, and 7,500 shares	--	2,142	37

Balance, end of year – 5,831,664, 5,831,664
and 6,160,664 shares, at cost	(29,159)	(29,159)	(31,301)

Balance, end of year	$(31,096)	$(31,096)	$(33,238)

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Cumulative translation adjustments:
Balance, beginning of year	$(20,750)	$(20,163)	$(17,217)
Foreign currency translation adjustments	154	(587)	(2,946)

Balance, end of year	(20,596)	(20,750)	(20,163)

Unrealized gain (loss) on marketable securities:
Balance, beginning of year	(3,308)	4,856	7,945
Unrealized (loss) gain, net	4,772	(7,463)	(603)
Sale of available-for-sale securities	1,285	(701)	(2,486)

Balance, end of year	2,749	(3,308)	4,856

Balance, end of year	$(17,847)	$(24,058)	$(15,307)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net (loss) income	$8,847	$(44,047)	$(6,974)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	154	(587)	(2,946)
Unrealized (loss) gain on securities	4,772	(7,463)	(603)

Other comprehensive (loss) income	4,926	(8,050)	(3,549)

Comprehensive (loss) income	$13,773	$(52,097)	$(10,523)

Related tax (expense) benefit of other comprehensive
(loss) income:
Foreign currency translation adjustments	$(31)	$(446)	$725
Unrealized gain on securities	$(2,688)	$3,834	$(1,716)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies
(a)           General

(1)	Ampal is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see note 15.

(3)	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)           Consolidation

                The consolidated financial statements include the accounts of Ampal and its subsidiaries. Inter-company transactions and balances are eliminated in consolidation.

(c)           Translation of Foreign Currencies

                For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel, assets and liabilities are translated using year-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the year. Translation differences of those foreign companies’ financial statements are reflected in the cumulative translation adjustment accounts which is included in accumulated other comprehensive income (loss).

                Assets and liabilities of foreign subsidiaries and companies accounted for by the equity method whose functional currency is the U.S. dollar are translated using year-end rates of exchange, except for property and equipment and certain investment and equity accounts, which are translated at rates of exchange prevailing on the dates of acquisition. Revenues and expenses are translated at average rates of exchange during the year except for revenue and expense items relating to assets translated at historical rates, which are translated on the same basis as the related asset. Translation gains and losses for these companies are reflected in the consolidated statements of income (loss).

(d)           Foreign Exchange Forward Contracts

                The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts qualify for hedge accounting. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

                At December 31, 2003, the open foreign exchange forward contracts totaled $6.0 million.

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

                 (ii)          Investments in Marketable Securities

                Marketable equity securities, other than equity securities accounted for by the equity method, are reported at fair value. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of income (loss). Unrealized gains and losses from those securities, that are classified as available-for-sale, are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive loss. Declines in value determined to be other than temporary on available-for-sale securities are included in the statement of income (loss).

                (iii)       Cost Basis Investments

                Equity investments of less than 20% in non-publicly traded companies are carried at cost. Changes in the value of these investments are not recognized unless an impairment in value is deemed to be other than temporary. The investment in MIRS communications Ltd. (“MIRS”) in preferred shares with preference features in the amount of $ 110 million which exceeds 20% of ownership, is presented at cost. At December 31, 2003, and December 31, 2002, the carrying value of the cost basis investments was $136.4 million and $145 million, respectively.

 (f)           Risk Factors and Concentrations

                Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, bank deposits, marketable securities and notes and loans receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions.

                The company performs on going credit evaluation of its receivables allowance for doubtful accounts.

 (g)          Real – Estate Property

                The assets are recorded at cost, amortizing these costs over the expected useful life of the related assets.

                Real-estate property of a subsidiary, which existed at the time of the subsidiary’s acquisition by the Company, are included at their fair value as that date.

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

(h)           Income Taxes

                The Company applies the liability method of accounting for income taxes, whereby deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

                Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totaling approximately $43.6 million (2002 - $30.1 million), since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $15.3 million (2002 - $10.1 million) of deferred income taxes would have been provided. Valuation allowance is provided for deferred tax assets when it is more likely than not that all or a portion of the deferred  tax assets will not be realized.

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

(k)           Earning (loss) per share (EPS)

                Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”), for all periods presented. As to data used in the per share computation see Note 11.

(l)            Comprehensive Income

                SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income (loss) are net income (losses) and net unrealized gains or losses on investments held as available for sale and foreign currency translation adjustments, which are presented net of income taxes.

(m)          Employee Stock Based Compensation

                The Company accounts for all employee stock options plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2003, 2002 and 2001. If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been reduced as follows:

		Fiscal Year Ended December 31,
		2003	2002	2001
		(In thousands, except per share data)
Basic EPS:

Net income (loss):	As reported(1)	$8,634	$(44,265)	$(7,201)

Less – stock based
compensation expense
Determined under fair value
Method		(496)	(7,490)	(4,673)

	Pro forma	8,138	(51,755)	(11,874)

	As reported	$0.42	$(2.27)	$(0.38)
	Pro forma	$0.40	$(2.65)	$(0.63)

		Fiscal Year Ended December 31,
		2003	2002	2001
		(In thousands, except per share data)
Diluted EPS:

Net income (loss):	As reported	$8,847	$(44,265	)(2)	$(7,201	)(2)

Less – stock based
compensation expense
Determined under fair value
Method		(496)	(7,490)		(4,673)

	Pro forma	8,351	(51,755)		(11,874)

	As reported	$0.40	$(2.27)		$(0.38)
	Pro forma	$0.38	$(2.65)		$(0.63)

(1) After deduction of accrued Preferred Stock Dividend of $213 and $218 and $227 respectively.

(2) In 2002 and 2001, the conversion of the 4% and 6-1/2% Preferred Stock was excluded from the diluted EPS calculation due to the antidilutive effect.

                Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: (1) expected life of options of 5 years;  (2) dividend yield of 0%; (3) volatility ranging from 57% to 71%; and (4) risk-free interest rate ranging from 1.75% to 6.68%.

(n)           Treasury stock

                These shares are presented as a reduction of shareholders’ equity at their cost to the Company.

(o)	Recently Issued Accounting Pronouncements

(1) FIN 46 and FIN 46-R

                In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46, entities are separated into two categories populations: (1) those for which voting interests are used to determine consolidation (this is the most common classification situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (“VIE”) and how to determine when a public company business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

                Since issuing FIN 46, the FASB has proposed various amendments to the interpretation and has deferred its effective dates. Most recently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46-R), which also provides for a partial deferral of FIN 46. This partial deferral established the effective dates for the application of public entities to apply FIN 46 and FIN 46-R based on the nature of the VIE variable interest entity and the date upon which the public company became involved with the VIE variable interest entity. In general, the deferral provides the (i) for VIEs variable interest entities created before February 1, 2003, a public company entity must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, if the VIE variable interest entity is a special purpose entity, and (ii) for VIEs variable interest entities created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

                The Company currently has no variable interests in any VIE. Accordingly, while there can be no assurance that we will not have variable interests in one or more VIEs in the future, the Company believes that the adoption of FIN 46 and FIN 46-R will not have a material impact on our financial position, results of operations and cash flows.

(2) SFAS 132-R

                In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”).” This statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans.

                Part of the new disclosures provisions is effective for the 2003 calendar year-end financial statements, but have no impact on the Company’s financial statements. The remaining provisions of this statement, which have a later effective date, are currently being evaluated by the Company.

 (p)          Reclassifications

                Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 -- Acquisitions and Dispositions

 (a)          In 2003, the Company made investments aggregating $ 1.8 million, as follows:

1.	An additional investment of $ 0.9 million in ShellCase Ltd., a developer of chip – size packing technology for semiconductors using wafer – level process. The company holds an approximate 13.84% equity interest in ShellCase Ltd.

2.	An additional investment of $ 0.3 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses on investment in communication, Internet, software and medical devices.

3.	An investment of $0.2 million in Fimi Opportunity Fund, L.P.

4.	A loan of $0.1 million to Shiron Satellite Communications (1996) Ltd., a developer and manufacturer of two-way satellite communications products.

5.	A loan to Netformx Ltd. of $0.2 million, a developer of network design tools.

6.	A loan to Bay Heart Ltd. of $0.1 million, a shopping mall.

(b)	During 2003, the Company, which previously held a 20.4% interest in Granite, sold 9.9% of its holding for $19.5 million. Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security.

(c)	In 2003, the Company recorded loss from impairment of investments of $ 13.1 million as follows:

1.	XACCT Technologies Ltd. (“XACCT”) ($9.0 million investment).
2.	Carmel Container Ltd. ($2.0 million)
3.	Identify Solution Ltd. ($1.3 million investment).
4.	Cute Ltd. ($0.2 million loan).
5.	Real estate in Migdal Haemek ($0.6 million).

 (d)          In 2002, the Company made investments aggregating $3 million, as follows:

1.	An additional investment of $1.3 million in ShellCase Ltd., a developer of chip – size packing technology for semiconductors using wafer – level process.

2.	An additional investment of $0.7 million in PowerDsine Ltd. (total equity interest of 8.1%), a leading developer of power supply devices for the telecommunications industry.

3.	A loan to CUTe Ltd of $0.2 million (total equity interest of 20%), a developer of bandwidth efficient techniques for the delivery of digital media over wireless networks.

4.	A loan to Camelot Information Technologies Ltd. of $0.5 million, a developer of security solution for organizations.

5.	An additional investment of $0.3 million in other investees.

(e)	On December 2002, the Company recorded a $0.7 million pretax gain on the sale of real estate rental property.

(f)	In 2002, the Company recorded loss from impairment of investments of $ 15.1 million as follows:

1. Bridgewave Communication Inc. ($ 2.8 million investment).
2. Shiron Satellite Communication (1996) Ltd. ($ 0.4 million investment).
3. Enbaya Ltd. ($ 0.5 million investment).
4. Modem Art Ltd. ($ 1.0 million investment).
5. Oblicore Ltd. ($ 2.2 million investment).
6.	Star Management of Investment ($ 0.6 million investment).
7.	VisionCare Ophthalmic Technologies Ltd. ($ 0.3 million investment).
8.	ShellCase Ltd. ($ 2.3 million investment).
9.	Carmel Container Systems Limited ($ 0.9 million investment).
10.	Bay Heart Limited ($ 2 million investment and $ 0.9 million loan).
11.	Netformx Ltd. ($ 0.5 million loan).
12.	Camelot Information Technologies Ltd. ($ 0.5 million loan).
13.	$0.2 million in other investment.

                In 2001, the Company made investments aggregating $14 million, as follows:

1.	An additional investment of $5 million in XACCT, a provider of business infrastructure software for the next-generation public network.

2.	An additional investment of $1.5 million (including $0.4 million conversion of loans) in Enbaya Ltd., a developer of a 3-D browser that enables fast viewing, compression and steaming of 3-D models.

3.	An additional investment of $1.7 million (includes the conversion of a $0.5 million loan) in ShellCase, a developer of chip-size packaging technology for semiconductors using a wafer-level process.

4.	An additional investments of an aggregate of $0.9 million in CUTe Ltd. (“CUTe”), a developer of bandwidth efficient techniques for the delivery of digital media over wireless networks.

5.	An additional investment of $0.6 million in the share of Breezecom Ltd. (NASDAQ:”BRZE”), a developer of wireless local area network products, and $0.6 million in the share of Floware Wireless Systems Ltd. (NASDAQ:”FLRE”), a developer of broadband wireless transmission solution. These two companies merged during 2001 to create a company called Alvarion (NASDAQ: ALVR).

6.	An additional investment of $0.6 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses in investment in communications, Internet, software and medical devices.

7.	An additional investment of $0.5 million in PowerDsine Ltd., a leading developer of power supply devices for the telecommunications industry.

8.	A loan to Netformx Ltd. of $1.5 million, a developer of network design tools.

9.	A loan to Camelot Information Technologies Ltd., of $0.5 million, a developer of security solution for organizations.

10.	A loan to Shiron Satellite Communications (1996) Ltd. of $0.3 million, a developer and marketer of two-way satellite communication products.

(g)

1.	During March 2001, the Company sold its interest in an office building located at 800 Second Avenue, New York, New York, to Second 800 LLC, for $33 million and recorded a pre tax gain of approximately $8 million

2.	During May 2001, the Company sold its interest in an office building in Bnei Brak for $3.1 million and recorded a pre tax gain of $2.1 million.

3.	During December 2001, the Company sold its interest in the Amethyst fund in Korea for $0.9 million and recorded a pre tax loss of $0.2 million.

During 2001, the Company received $0.4 million as management fees from Amethyset and reimbursed Cavallo Capital (a related party) for $0.1 million of expenses.

(h)           In 2001, the Company recorded loss from impairment of investments of $13 million as  follows:

1.	Netformx Ltd. ($1.6 million investment and $1 million loan).

2.	RealM Technologies Ltd. ($1.3 million).

3.	mPrest Technologies Ltd. ($0.8 million).

4.	Shiron Satellite Communications (1996) Ltd. ($1.4 million).

5.	Enbaya Ltd. ($1.4 million).

6.	Camelot Information Technologies Ltd. ($4.5 million investment and $0.5 million of loan).

7.	Babylon Ltd. ($0.3 million).

8.	ElephantX Dot Com LLC ($ 0.2 million).

Note 3 -- Deposits, Notes and Loans Receivable

                Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. Deposits have maturities of up to 2 years (see Note 7) and notes and loans receivable have maturities of up to 5 years. At December 31, 2003 and 2002, deposits, notes and loans receivable from related parties were $0.7 million for both years, and such balances with others were $11.6 million and $10.3 million, respectively. The allowance for doubtful notes receivable for 2003 and 2002 was $ 3.9 million and $ 3.6 million respectively.

Note 4 -- Investments in Marketable Securities

                The Company classifies investments in marketable securities as trading securities or available-for-sale securities. As of December 31, 2003, the Company had no marketable securities classified as available-for-sale securities. The remaining unrealized gains on marketable securities included in the other comprehensive income (loss) as of December 31, 2003, relates to available-for-sale securities held by an affiliated company.

(a)	Trading Securities

As of December 31, 2003 included in the balance of investments in trading securities unrealized gains of $14.1 million (December 31, 2002 – unrealized losses of $10.2 million).

(b) Available-For-Sale Securities

                The cost and market values of available-for-sale securities at December 31, 2002 are as follows:

December 31, 2002	Cost	Other than temporarily decline	Unrealized Gains (Losses)	Market Value
	(Dollars in thousands)
Equity Securities	$32,243	$(17,687)	$(1,176)	$13,380

Note 5 – Other Assets

                The balance of “Other Assets” as of December 31, 2003 is composed of the following: $21.9 million with respect to deferred taxes, $9.4 million with respect to income receivable and prepaid expenses, $2.1 million with respect to accounts receivable –trade, $2.9 million with respect to leasehold improvements and $0.9 receivable amounts from others.

Note 6 -- Notes and Loans Payable

                Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked shekels with interest rates varying depending upon their linkage provision and mature through 2008.

                The Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi Le’Israel Ltd. (“Leumi”)in the amount of $37.2 million and $34.9 million as of December 31, 2003, (in connection with its investment in shares of MIRS. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described below, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows:  10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest is to be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008.

                These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the Leumi loan were amended to reflect changes in MIRS’ business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for another $0.5 million beginning in 2006 in relation to the Company’s repayment obligations under the loan.

                The Company also finances its general operations and other financial commitments through bank loans with Hapoalim. The long-term loans in the amount of $32.8 million mature through 2005-2011.

                Other long term borrowings in the amount of $2.1 million mature through 2004-2009. The borrowings are linked to the C.P.I and bare an annual interest of 5.7%.

                The weighted average interest rates on the balances of short-term borrowings at year-end are as follows:  3.6% on $27.5 million and 3.3% on $39.8 million in 2003 and 2002, respectively.

Note 7 -- Debentures

                Debentures outstanding at December 31 consist of:

	As of December 31,
	2003	2002
	(Dollars in thousands)
Ampal:
Fifteen Year 11% Discount Debenture,	$--	$17,428
Ampal Development (Israel) Ltd.:
Series with interest rate of 7.5% , linked
to the Consumer Price Index in Israel
maturing 2005, secured by pledge on assets
of $ 4.0 million and $5.6 million, respectively	3,879	5,443

	3,879	22,871
Less: Unamortized discounts	--	325

Total	$3,879	$22,546

Ampal Development (Israel) Ltd., a wholly – owned subsidiary of the Company, issued debentures which are publicly traded on the Tel Aviv Stock Exchange (TASE). Ampal Development has deposited funds with Bank Hapoalim sufficient to pay all principal and interest on these debentures.

                Maturities (including required obligations) for the two years ending December 31 would be:

2004	$ 1,894
2005	1,985

$ 3,879

Note 8 -- Accounts payable accrued expenses and others

(a)	The balance of “Accounts payable, accrued and others” as of December 31, 2003 is composed of the following: $50.6 million in respect of deposits from tenants of retirement centers for senior citizens (2002 - $48.7 million), $26.4 million with respect to deferred tax liability (2002 - $18.4 million), $ 10.0 million in respect of minority interest (2002 - $6.7 million), $1.5 million with respect to accrued interest (2002 - $2.5 million) and $3.7 million in respect of excess of share in losses of an affiliated company over the investment therein (2002 - $3.7 million) and $8.8 payable amounts to others (2002 - $ 6.7 million).

(b)           Accrued severance liabilities

Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Ampal severance pay liability in Israel, which reflects the undiscounted amount of the liability as if it was payable at each balance sheet date, is calculated based upon length of service and the latest monthly salary (one month’s salary for each year worked).

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $ 0.7 million, net of deposits made to insurance policies of $ 0.3 million, is included in accounts payable, accrued expenses and other liabilities.

Severance pay expenses were approximately $134, $ (84) and $(96) in 2003, 2002, and 2001, respectively.

Note 9 -- Shareholders’ Equity

Capital Stock

                The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 2003, a total of 3,763,642 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 1,396,100 options.

                The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

(i) up to 4% on Class A Stock, then

(ii) on 4% Preferred Stock and Class A Stock ratably.

                Preferred shares are non-voting, unless dividends are in arrears for three successive years. At December 31, 2003, there are no dividend in arrears.

Retained Earnings

                At December 31, 2003, the Company had $76.1 million of retained earnings. Of such retained earnings $0.7 million was received from an affiliate of the Company and $49.3 million was received from certain subsidiaries of the Company. Such amounts are not available to the Company for payment of dividends pursuant to certain Israeli requirements that dividends may only be paid on the basis of shekel-denominated and not dollar-denominated retained earnings.

Note 10 -- Stock Options

                In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2003, 119,100 options of the 1998 Plan are outstanding.

                On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2003, 1,277,000 options of the 2000 Plan are outstanding.

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

                Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. On April 25, 2002, the controlling shareholder of the Company, Rebar Financial Corp. sold all of its stock in the Company to Y.M. Noy Investments Ltd. Accordingly, all options granted under the Plans were immediately exercisable.

                As of December 31, 2003, 3,003,900 options under both plans are available for future grant.

                Transactions under both Plans were as follows:

	Fiscal Year Ended December 31, 2003
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of year	2,852	$14.77
Granted	58	$3.69
Forfeited/Expired	(1,514)	$24.78

Outstanding at end of year	1,396	$3.46

Exercisable at end of year	500	$3.83

Weighted average fair value of options granted		$2.13

	Fiscal Year Ended December 31, 2002
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of year	2,815	$23.03
Granted	1,298	$3.12
Exercised	(329)	$6.00
Forfeited/Expired	(932)	$26.33

Outstanding at end of year	2,852	$14.77

Exercisable at end of year	1,630	$23.51

Weighted average fair value of options granted		$1.62

	Fiscal Year Ended December 31, 2001
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of year	3,161	$24.43
Granted	205	$5.94
Forfeited/Expired	(551)	$24.72

Outstanding at end of year	2,815	$23.03

Exercisable at end of year	912	$16.78

Weighted average fair value of options granted		$3.51

Note 10 -- Stock Options – Continued

                The 1,396,100 options outstanding as of December 31, 2003 have exercise prices between $3.12 and $8 with a weighted average exercise price of $3.46 and a weighted average remaining contractual life of 8.2 years. Of these 1,396,000 options, 500,000 are exercisable as of December 31, 2003; their weighted average exercise price is $3.83.

Note 11 – Earnings (Loss) Per Class A Share

                In accordance with SFAS No. 128 “Earnings Per Share”, net earnings per share of Class A Stock (“basic EPS”) were computed by dividing net earnings by the weighted average number of shares of Class A Stock outstanding and with the addition of Class A Stock resulting from the assumed conversion of 4% Preferred Stocks. Diluted earnings amounts per share of Class A Stock were computed by reflecting potential dilution from the conversion of the 6½% Preferred Stocks into Class A Stock and the exercise of stock options using the treasury stock method. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

	Fiscal Year Ended December 31, 2003
	Income (Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)
Basic and diluted EPS:
Net income attributable to Class A Stock	$8,634	(1)	20,730	$0.42

Diluted EPS:
Net income attributable to Class A Stock	$8,847		22,120	$0.40

	Fiscal Year Ended December 31, 2002
	Income (Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)
Basic and diluted EPS(2):
Net (loss) attributable to Class A Stock	$(44,265	)(1)	19,538	$(2.27)

	Fiscal Year Ended December 31, 2001
	Income (Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)
Basic and diluted EPS(2):
Net (loss) attributable to Class A Stock	$(7,201	)(1)	19,184	$(0.38)

(1)	After deduction of Preferred Stock dividends of $213, $218 and $227 in 2003, 2002 and 2001, respectively.

(2)	In 2002 and 2001, the effect of the conversion of the 4% and 6½% Preferred Stocks was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

(3)	Options to purchase 2,852,000 and 2,815,000 shares of common stock were outstanding as of December 31, 2002 and 2001, respectively, and they were not included in the computation of diluted EPS because of their anti-dilutive effect.

Note 12 -- Income Taxes

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
The components of current and deferred income tax
expense (benefit) are:
Current:
State and local	$-	$-	$1,038

Federal	275	-	500
Foreign	13	274	409

Deferred:
State and local	-	(22)	343

Federal	5,202	(4,687)	(3,368)

Foreign	(5,056)	6,214	(3,459)

Total	$434	$1,779	$(4,537)

The domestic and foreign components of
income (loss) before income
taxes are:

Domestic	$1,051	$(7,150)	$5,106
Foreign	8,229	(35,118)	(16,617)

Total	$9,280	$(42,268)	$(11,511)

A reconciliation of income taxes between the
statutory and effective tax is as follows:

Federal income tax (benefit) at 34%, 34% and 35%	$3,155	$(14,371)	$(4,029)
Taxes on foreign income (below) U.S. rate,
net of tax credits	(2,503)	(1,181)	(1,386)

State and local taxes
net of federal effect	-	-	898
Changes in valuation allowance	281	17,614
Other	(499)	(283)	(20)

Total effective tax: 3%, (4%),and 39%	$434	$1,779	$(4,537)

The components of deferred tax assets and liabilities are as follows:

	December 31
	2003	2002

Deferred tax assets:
Net operating loss and capital loss carryforwards	$22,547	$10, 938

Unrealized losses on investments	15,548	23,169
Foreign tax credits carryforwards	1,740	1,740

Total deferred assets	39,835	35,847
Valuation allowance	(17,895)	(17,614)

Net deferred tax assets	21,940	18,233

Deferred tax liabilities:
Tax on equity in earnings of affiliates	2,108	6,275
Goodwill	7,556	5,963
Deferred income	9,152	7,783
Unrealized gains (losses) on trading securities	6,355	(2,903)
Other	1,193	1,370

Total deferred tax liability	26,364	18,488

Net deferred tax liability	$4,424	$255

Valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $ 6.0 million and $6.6 million, realized and unrealized loss of investment in securities of $ 4.8 million and $6.3 million and of loss from impairment of investment of $ 7.1 million and $ 4.7 million, as of December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company has U.S. federal net operating loss carryforwards of approximately $18.9 million that will expire in the years 2020 through 2023 and a capital loss carry forwards of $5 million that will expire in 2008. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 13 -- Investments in Affiliates

                The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2003	2002
	%	%
Bay Heart Limited (a)	37	37
Carmel Containers Systems Limited	21.8	21.8
Coral World International Limited	50	50
CUTe Ltd	20	20
Epsilon Investment House Ltd.	20	20
Granite Hacarmel Investments Limited ("Granite")*	-	20.4
Hod Hasharon Sport Center (1992) Limited
Partnership	50	50
Ophir Holdings	42.5	42.5
Ophirtech Ltd.	42.5	42.5
Renaissance Investment Company Ltd.	29	20
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.(b) (c)	50	50

*See note 2 (b)

                Combined summarized financial information for the above companies is as follows:

	Fiscal Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Revenues	$119,323	$718,831	$724,220
Gross profit	22,201	174,404	158,057
Net income (loss)	9,858	(6,338)	12,452

	As of December 31,
	2003	2002
	(Dollars in thousands)

Property and equipment	$86,243	$344,573
Other assets	160,259	563,359

Total assets	$246,502	$907,932

Total liabilities, including bank borrowings	$163,905	$718,295

The carrying value of the Company’s investment in shares of Carmel Containers at December 31, 2003, amounted to $1.8 million and had a market value of $1.8 million. The impairment in Carmel was recorded due to a significant gap, for a period of over 12 months, between the carrying value and the share market value on December 31, 2003 on the American Stock Exchange (AMEX).

Note 14 – Other Income.

                Other revenues for each of the years ended December 31, 2003, 2002 and 2001 include accrual of guaranteed payments from Motorola relating to the investment in MIRS of $ 7.1 million.

Note 15 -- Segment Information

                SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

	Fiscal Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Revenues:
Finance	$38,368	$10,543	$11,283
Real estate income	8,958	7,871	18,872
Leisure-time*	2,037	1,724	1,885
Intercompany adjustments	(75)	(72)	(804)

Total	49,288	$20,066	$31,236

Equity in Earnings (losses) of Affiliates:
Finance	358	$54	$1,354
Real estate rental	2,813	(533)	(481)
Leisure-time*	967	570	1,486

Total	4,138	$91	$2,359

Interest Income:
Finance	538	$994	$1,293
Real estate rental		--	95
Intercompany adjustments	(30)	(32)	(146)

Total	508	$962	$1,242

Interest Expense:
Finance	$4,875	$7,658	$10,385
Real estate rental	605	761	1,591
Leisure-time*	82	264	112
Intercompany adjustments	(31)	(30)	(145)

Total	5,531	$8,653	$11,943

Pretax Operating (Loss) Income:
Finance	$9,765	$(37,448)	$(17,709)
Real estate rental	(1,299)	(549)	7,942
Leisure-time*	229	(71)	204

Total	8,695	$(38,068)	$(9,563)

	Fiscal Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income Tax (Benefit) Expense:
Finance	$422	$1,591	$(7,889)
Real estate rental	--	153	3,261
Leisure-time*	12	35	91

Total	434	$1,779	$(4,537)

Total Assets for year end:
Finance	$274,948	$243,031	$300,234
Real estate rental	67,577	69,196	73,596
Leisure-time*	16,100	14,986	14,511
Intercompany adjustments	(4,258)	(3,514)	(4,508)

Total	354,367	$323,699	$383,833

Investments in Affiliates for year end:
Finance	$3,499	$2,431	$1,884
Real estate rental	8,662	1,337	14,295
Leisure-time*	13,395	12,573	12,314

Total	$25,556	$16,341	$28,493

Capital Expenditures:
Finance	$246	$52	$214
Real estate rental	425	899	1,769
Leisure-time*	152	455	197

Total	823	$1,406	$2,180

Depreciation and Amortization:
Finance	579	$1,951	$1,805
Real estate rental	(117)	(10)	640
Leisure-time*	134	95	100

Total	596	$2,036	$2,545

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

                The real estate rental segment consists of rental property owned in Israel and the United States leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel.

                *The leisure-time segment consists of Coral World International Limited (marine parks located around the world - mainly in Israel) and Country Club Kfar Saba, the Company’s 51%-owned subsidiary located in Israel.

Note 16 -- Disclosures about Fair Value of Financial Instruments

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

(d)           Financial Instruments

The fair value of the financial instruments included in other assets, accounts payable, and accrued expenses presented at a fair value.

(e)           Commitments

                Due to the relatively short term of commitments discussed in Note 17, the contract value is considered to be at fair value.

(f)            Financial Assets and Financial Liabilities

                The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

	As of December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:

Cash and cash equivalents	$4,572	$4,572	$1,557	$1,557
Deposits, notes and loans receivable	12,288	12,469	10,962	11,284
Investments	64,701	64,701	18,612	18,612

	$81,561	$81,742	$31,131	$31,453

Financial liabilities:

Notes and loans payable	$134,455	$136,378	$114,257	$118,863
Debentures outstanding	3,879	4,123	22,546	23,169

	$138,334	$140,501	$136,803	$142,032

Note 17-- Commitments and Contingencies

                (a)           The combined minimum annual lease payments on Ampal’s and its subsidiaries in 2003 were $ 0.3 million. In the years 2004-2008, the combined annual lease payments on those premises, without giving effect to future escalations, will be in an aggregate amount of $ 1.5 million, and thereafter, an amount totaling $5.9 million. The lease of the corporate offices expires in 2009 and the Kfar Saba lease expires in 2037. See “Significant Developments Since the Fiscal Year Ended December 31, 2003” in Item 1 of this Report.

                (b)           AM-Hal provided a lien to Bank Hapoalim on AM- Hal properties in Rishon – Le Zion and Hod Hasharon to guarantee a loan of $7.4 million.

                (c)            The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $12.3 million as follows:

(1)	The Company provided a $4.6 million guarantee to AM – Hal tenants.

(2)	The Company provided a $6.3 million guarantee on indebtedness incurred by Bay Heart.

(3)	The Company provided a $0.5 million guarantee to Leumi with respect to the MIRS loan beginning in 2006 with respect to the Company’s repayment obligation under the loan.

(4)	The Company provided a $0.9 million guarantee to Galha (1960) Ltd, for the payment of the Company’s subsidiary of a final judgment, if entered against the Company’s subsidiary.

                (d)           The Company made a commitment to invest $2.8 million in Star II (2000 L.P.).

                (e)           On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 8.9million($1.9 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4.0 million ($0.9 million) if a final judgment against the Company will be given. At this stage, the Company cannot estimate the impact this claim will have on it.

                (f)            Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company. Based upon the opinions of legal counsel, the Company’s management believes that all provisions made are sufficient.

Note 18 – Subsequent Events

                In February 2004, the Company completed a private sale of its remaining holdings in Granite Hacarmel Investments Ltd. to a group of institutional and other investors. The sale of 14,158,891 shares at a price of approximately $1.42 (6.30 NIS) per share resulted in total proceeds to Ampal of approximately $20.1 million.

                In December 2003, the Company entered into an agreement for the sale of all of its holdings in XAACT to Amdocs Limited, which agreed to acquire all of the issued and outstanding shares of XACCT. On February 19, 2004, Ampal received approximately $3.8 million (partially in cash and partially in shares of Amdocs Limited) for its holdings in XACCT.

                In February 2004, the Company entered into an agreement to invest EUR 4.5 million (approximately US $5.6 million) in Telecom Partners, a newly formed entity that will serve as a platform for investments in the telecommunication industry, predominately outside of Israel. Ampal’s investment consists of a EUR 4 million convertible debenture, which converts into a one third partnership interest in the partnership, and a EUR 500,000 loan. Telecom Partners currently holds investments in PSINet Europe B.V. and Grapes Communications N.V./S.A., two European telecom service providers.

                In 2004, Ophir Holdings (a 42.5% owned affiliate of the Company) sold 4,315,036 shares of Industrial Buildings for the amount of approximately $4.6 million. As of December 31, 2003, Ophir Holdings owned an 11.7% interest in Industrial Buildings.

                On January 4, 2004, the Company loaned $0.3 million to ShellCase, the principal business of which is the packaging process of semiconductor chips.

                Ampal currently leases an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $114,968. As discussed earlier in this Report, on March 31, 2004, the Company intends to close this office. The office space has been subleased.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

                The following table sets forth certain information regarding Ampal’s directors and executive officers as of March 9, 2004:

Name	Position

Yosef A. Maiman	Chairman of the Board of Directors and Director
Jack Bigio (1)	President, Chief Executive Officer and Director
Leo Malamud (1)	Director
Michael Arnon (2) (3)	Director
Dr. Joseph Yerushalmi (1)	Director
Yehuda Karni (1) (2) (3)	Director
Eitan Haber (2) (3)	Director
Menahem Morag (2) (3) (4)	Director
Shlomo Shalev	Senior Vice President-Investments
Dafna Sharir	Senior Vice President-Investments
Irit Eluz	CFO, Vice President - Finance and Treasurer
Yoram Firon	Vice President-Investments and Corporate Affairs and Secretary
Amit Mansur (5)	Vice President-Investments
Giora Bar-Nir	Controller
Alla Kanter (6)	Vice President-Accounting

_________________

                The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1)	Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2)	Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors’ fees and related matters. Mr. Arnon is the Chairman of the Audit Committee of the Board.

(3)	Member of the Stock Option and Compensation Committee of the Board.

(4)	Mr. Morag was appointed a Director of the Board on January 27, 2004.

(5)	Mr. Mansur was appointed Vice President-Investments of Ampal on March 24, 2003

(6)	As of March 31, 2004 Alla Kanter will no longer serve as Vice President-Accounting of the Company. However, she will continue to serve the Company on a consulting basis.

                In 2003, the Board met two times and acted 7times by written consent; the Executive Committee did not conduct meetings but acted by written consent three times; and the Audit Committee met 9 times and acted by written consent one time. The Stock Option and Compensation Committee met one time and acted by written consent one time. All directors attended more than 75% of the aggregate of (1) the total number of Board meetings held during the period in 2003 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2003 (during the period of such service). Each director of the Board is elected for a one year term and serves until his or her successor is duly elected and qualified.

                The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

                YOSEF A. MAIMAN, 58, has been the Chairman of the Board of Ampal since April 25, 2002. Mr. Maiman has been President and Chief Executive Officer of Merhav M.N.F. Ltd. (“Merhav”), one of the largest international project development companies based in Israel, since its founding in 1975. Mr. Maiman is also the Chairman of the Board of Directors of Channel Ten, a commercial television station in Israel, a director of Eltek, Ltd. (“Eltek”), a developer and manufacturer of printed circuit boards, a member of the Board of Directors of the Middle East Task Force of the New York Council on Foreign Relations and Honorary Consul to Israel from Peru. Mr. Maiman is also member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

                JACK BIGIO, 38 has been the President and Chief Executive Officer of Ampal since April 25, 2002, and a director of Ampal since March 6, 2002. From 1998 until April 2002, Mr. Bigio held various officer positions at Merhav, most recently as the Senior Vice President - Operations and Finance. Mr. Bigio is also a director of Eltek.

                LEO MALAMUD, 52, has been a director of Ampal since March 6, 2002. Since 1996, Mr. Malamud was the Senior Vice President of Merhav. Mr. Malamud is also a director of Eltek.

                MICHAEL ARNON, 78, was Chairman of the Board of Directors of Ampal from November 1990 until July 1994, when he retired. Mr. Arnon has been a director of Ampal since 1986. From July 1986 until November 1990, Mr. Arnon was President and Chief Executive Officer of Ampal.

                Dr. JOSEPH YERUSHALMI, 66, has been Senior Vice President - Head of Energy and Infrastructure Projects of Merhav since 1995. He has been a director of Ampal since August 16, 2002.

                YEHUDA KARNI, 75, was a senior partner in the law firm of Firon Karni Sarov & Firon, from 1961 until his retirement in 2000. He has been a director of Ampal since August 16, 2002.

                EITAN HABER, 64, was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin, from July 1993 until November 1995. Since 1996, Mr. Haber has been the President and Chief Executive Officer of Geopol Ltd., which represents the Korean conglomerate Samsung in Israel and the Middle East; Kavim Ltd., a production and project development company; and Adar Real Estate Ltd., a real estate company. Mr. Haber is also a member of various non-profit organizations. He has been a director of Ampal since August 16, 2002.

                MENAHEM MORAG, 53, has been a director of Ampal since January 27, 2004. From 1996 to 1999 Mr. Morag was the Head of Finance and Budget at the Israeli Prime Minister’s office in Tel Aviv. From 1999 to 2001, Mr. Morag was the Controller and Ombudsman at the Israeli Prime Minister’s office in Tel Aviv. From 2001 to 2003, Mr. Morag was the Head of Human Resources Department at the Israeli Prime Minister’s office in Tel Aviv. Since, 2003, Mr. Morag has been the Head of the Council of the Pensioners Association of the Israeli Prime Minister’s office in Tel Aviv.

                SHLOMO SHALEV, 42, has been Senior Vice President - Investments since May 2002. From August 1997 through April 2002, Mr. Shalev was Vice President in Ampal Industries (Israel) Ltd, a wholly owned subsidiary of the Company. From August 1994 through July 1997, Mr. Shalev was the Israeli Consul for Economic Affairs in the northwest region of the Unites States.

                DAFNA SHARIR, 35, has been Senior Vice President - Investments since May 2002. From March 1999 through April 2002, Ms. Sharir was a Director of Mergers and Acquisitions of Amdocs Limited. From July 1998 through February 1999, Ms. Sharir was an international tax consultant at Kost Forer & Gabay, a member of Ernst & Young International.

                IRIT ELUZ, 37, has been the Chief Financial Officer and Vice President - Finance and Treasurer since May 2002. From January 2000 through April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav. From June 1995 through December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

                YORAM  FIRON, 35, has been Secretary and Vice President - Investments and Corporate Affairs since May 2002. During the preceding five years, Mr. Firon was a Vice President of Merhav and a partner in the law firm of Firon Karni Sarov & Firon.

                AMIT MANSUR, 34, has been Vice President – Investments since March 2003. From September 2000 through December 2002, Mr. Mansur served at Alrov Group as Strategy & Business Development Manager. From February 1997 through September 2000, Mr. Mansur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

                GIORA BAR-NIR, 47, has been the Controller since March 2002. During the preceding five years, Mr. Bar-Nir was the Controller of the Israeli subsidiaries of Ampal.

                ALLA KANTER, 46, has been Vice President-Accounting since September 1995. Ms. Kanter was the Controller from August 1990 until March 2002.

AUDIT COMMITTEE

                The Company has an Audit Committee of the Board consisting of Messrs. Arnon, Karni, Haber and Morag, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers, Inc. and the rules promulgated by the Securities and Exchange Commission. The Board has determined that Mr. Morag is an “audit committee financial expert” for purposes of the rules promulgated by the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal’s executive officers and directors, and persons who own more than 10% of a registered class of Ampal’s equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Class A Stock of Ampal. To the Company’s knowledge, based solely on its review of the copies of such forms received by it, all filing requirements applicable to its executive officers, directors and greater than 10-percent stockholders were complied with.

CODE OF ETHICS

                The Company has adopted a code of ethics (as defined in the rules promulgated under the Securities Exchange Act of 1934) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or person performing similar functions. A copy of the Company’s code of ethics is available on the Company’s website at www.ampal.com (the “Company’s Website”).

CODE OF CONDUCT

                The Company has adopted a code of conduct that applies to all of the Company’s employees, directors and officers. A copy of the code of conduct is available on the Company’s Website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

                The table below presents information regarding remuneration paid for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 2003, 2002 and 2001.

				Annual Compensation
Name and Principal Position	Year	Salaries $	Bonus $	other annual Compensation(6) $	Long-Term Compensation Number of Securities Underlying Options(7)		All Other Compensation(8)

Yosef A. Maiman(1)(9)
Chairman of the Board	2003	506,849	155,953	25,570	-		2,002
	2002	324,376	-	15,765	250,000		410

Jack Bigio (2)(9)	2003	257,547	106,189	71,777	-		88,389
President and CEO	2002	280,130		43,498	150,000		40,740

Dafna Sharir (4)(9)	2003	211,557	64,052	45,031	-		48,041
Senior Vice President Investments	2002	116,192		25,726	90,000		25,069

Irit Eluz (4)(9)	2003	183,959	55,698	39,631	-		42,000
CFO – Vice President Finance and	2002	100,993		21,959	78,500		21,735
Treasurer

Shlomo Shalev (3)	2003	167,093	34,254	33,048	-		41,712
Senior Vice President Investment	2002	149,225	63,240	27,815	90,000		37,279
	2001	143,093	61,406	17,408	20,000	(5)	36,137

___________________

(1)	Mr. Maiman has been employed by Ampal since April 25, 2002 as Chairman of the Board. Mr. Maiman is entitled to receive a base salary of $483,000 (payable in NIS) per annum (plus benefits).

(2)	Mr. Bigio has been employed by Ampal since April 25, 2002 as President and CEO. Mr. Bigio is entitled to receive a base salary of $250,000 (payable in NIS) per annum (plus benefits).

(3)	Mr. Shalev was appointed Senior Vice President of Investment since May 21, 2002.

(4)	Has been employed by Ampal since April 25, 2002.

(5)	Expired on February 20, 2003.

(6)	Consists of amounts reimbursed for the payment of taxes.

(7)	Represents the number of shares of Class A Stock underlying options granted to the named executive officers.

(8)	Comprised of Ampal (Israel’s) contribution pursuant to: (i.) Ampal (Israel’s) pension plan and (ii.) Ampal (Israel’s) education fund and (iii.) use of car and (iv.) use of mobile phone.

(9)	In terms of change in control entitled to 6 months salary.

Fiscal Year-End Option Values

Number of Securities Underlying	Unrealized Value of
Unexercised Options at Fiscal Year	In-the-Money Options
Ended December 31, 2003

Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Yosef A. Maiman	78,125	171,875	$243,750	$536,250
Jack Bigio	46,875	103,125	$146,250	$321,750
Dafna Sharir	28,125	61,875	$87,750	$193,050
Irit Eluz	24,531	53,969	$76,537	$168,383
Shlomo Shalev	28,125	61,875	$87,750	$193,050

Option Grants In Last Fiscal Year

                No stock options to purchase our Class A Stock were granted to our named executive officers during fiscal year ended December 31, 2003.

Other Benefits

                Ampal maintains a money purchase pension plan (“Pension Plan”) for its eligible employees. Eligible employees are all full-time employees of Ampal except non-resident aliens outside the United States, night-shift employees and employees represented by a collective bargaining unit. Ampal’s contribution is equal to 7% of each employee’s compensation plus 5.7% of the compensation in excess of the Social Security taxable wage base for that year.

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

                Ampal maintains a savings plan (the “Savings Plan”) for its eligible employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees are all employees of Ampal except non-resident aliens, night-shift employees and employees represented by a collective bargaining unit. Participation by employees in the Savings Plan is voluntary. Participating employees may direct that a specific percentage of their annual compensation (up to 15%) be contributed to a self-directed 401(k) savings account. The amount which any employee could contribute to his or her 401(k)savings account in 2003 was limited under the Code to $11,000. Effective January 1, 1996, the Savings Plan was amended so that Ampal matches 50% of each employee’s contribution up to a maximum of 3% of the employee’s compensation. Employees who were eligible to participate in the Savings Plan as of December 31, 1995, are 100% vested at all times in the account balances maintained in their 401(k) savings account. Employees who became eligible to participate in the Savings Plan on or after January 1, 1996, become vested in amounts contributed by Ampal depending on the number of years of service, as provided in the following table:

Years of Service	Vested Percentage
Less than 2 years	0%
2 but less than 3 years	20%
3 but less than 4 years	40%
4 but less than 5 years	60%
5 but less than 6 years	80%
6 or more years	100%

                Benefits under the Savings Plan are required to be paid in a single, lump-sum distribution. Payment is usually made after termination of employment.

Compensation of Directors

                Directors of Ampal (other than Mr. Maiman and Mr. Bigio) received $750 per Board meeting attended until December 31, 2003. Thereafter, directors of Ampal shall receive $1,500 per Board meeting attended. The Chairman of the Board receives $2,000. Directors of Ampal also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

                The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the three fiscal years ended December 2003, 2002 and 2001.

Year	2003	2002	2001
Yosef A. Maiman (3)	-	250,000	-
Jack Bigio (5)	-	150,000	-
Leo Malamud (5)	-	150,000	-
Dr. Joseph Yerushalmi (4)	-	100,000	-
Eitan Haber (4)	-	15,000	-
Michael Arnon	-	15,000	5,000
Yehuda Karni (4)	-	15,000	-
Daniel Steinmetz (1)	-	-	10,000
Raz Steinmetz (1)	-	-	30,000
Yaacov Elinav (1)	-	-	5,000
Kenneth L. Henderson (1)	-	-	5,000
Hillel Peled (2)	-	-	5,000
Avi A. Vigder (1)	-	-	5,000
Eliyahu Wagner (2)	-	-	5,000
Benzion Benbassat (1)	-	-	5,000

(1) Resigned April 25, 2002.
(2) Did not stand for re-election at the Annual Meeting of Shareholders held on August 16, 2002.
(3) Since April 25, 2002.
(4) Since August 16, 2002.
(5) Since March 6, 2002.

Stock Option Plan

                In March 1998, the Board approved a Long-Term Incentive Plan (’’1998 Plan’’) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 Plan was approved by a majority of the Company’s shareholders at the June 19, 1998 annual meeting of shareholders. The 1998 Plan remains in effect for a period of ten years. As of December 31, 2003, 119,100 options of the 1998 Plan are outstanding.

                On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The 2000 Plan remains in effect for a period of ten years. As of December 31, 2003, 1,277,000 options of the 2000 Plan are outstanding.

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

                The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2001, 2002 and 2003. If compensation cost for the options under the above Plans had been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                The Stock Option and Compensation Committee functions as both the compensation and stock option committee of Ampal. The members of this Committee include Mr. Michael Arnon, Mr. Yehuda Karni and Mr. Eitan Haber. Mr. Arnon was formerly President and Chief Executive Officer of Ampal from July 1986 until November 1990 and the Chairman of the Board from November 1990 until July 1994 (see, Item 10 of this Report).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation	1,396,100	3.46	3,003,900
plans approved by
security holders

Equity compensation	N/A	N/A	N/A
plans not approved
by security holders

Total	1,396,100	3.46	3,003,900

(1) All information provided as of December 31, 2003.

PRINCIPAL SHAREHOLDERS OF AMPAL

                The following table sets forth information as of March 9, 2004, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock held by such stockholders set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the “4% Preferred Stock”) and 6 1/2% Cumulative Convertible Preferred Stock (the “6 1/2% Preferred Stock”) owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As of March 9, 2004, there were 19,808,855 (not including treasury shares) shares of Class A Stock of Ampal outstanding. In addition, as of March 9, 2004, there were 552,116 non-voting shares of 6 1/2% Preferred Stock outstanding (each convertible into 3 shares of Class A Stock outstanding and 127,577non-voting shares of 4% Preferred Stock outstanding (each convertible into 5 shares of Class A Stock).

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Y.M Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,750,132	(1)	59.31%

Yosef A. Maiman Y.M Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,843,882	(1)(2)	59.79%

Ohad Maiman Y.M Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,750,132	(1)	59.31%

Noa Maiman Y.M Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,750,132	(1)	59.31%

_______________

(1)	Consists of 11,750,132 shares of Class A Stock held directly by Y.M. Noy Investments Ltd. Yosef A. Maiman owns 100% of the economic shares and one-third of the voting shares of Y.M. Noy Investments Ltd.. In addition, Mr. Maiman holds an option to acquire the remaining two-thirds of the voting shares of Y.M. Noy Investments Ltd. (which are currently owned by Ohad Maiman and Noa Maiman, the son and daughter, respectively, of Mr. Maiman).

(2)	Includes 93,750 shares of Class A Stock underlying options which are currently exercisable by Mr. Maiman.

Security Ownership of Management

The following table sets forth information as of March 9, 2004 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	11,843,882	(1)(2)	59.79%
Jack Bigio	56,250	(2)	*
Dafna Sharir	33,750	(2)	*
Shlomo Shalev	33,750	(2)	*
Irit Eluz	29,438	(2)	*
Leo Malamud	56,250	(2)	*
Dr. Josef Yerushalmi	37,500	(2)	*
Eitan Haber	5,625	(2)	*
Yehuda Karni	5,625	(2)	*
Michael Arnon	20,625	(2)	*
All Directors and Executive Officers as a Group	12,122,695		61.20%

____________

*	Represents less than 1% of the class of securities.

(1)	Attributable to 11,750,132 shares of Class A Stock held directly by Y.M. Noy Investments Ltd. See “Security Ownership of Certain Beneficial Owners.” In addition, this represents 93,750 shares underlying options for Yosef Maiman which are presently exercisable.

(2)	Represents shares underlying options which are presently exercisable or exercisable in 60 days..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The Audit Committee of Ampal has the duty and responsibility of approving all transactions between Ampal, on the one hand, and any officer, director, or affiliate thereof, on the other hand, or in which any officer, director or affiliate has a material interest. Under the rules promulgated by Nasdaq, the Audit Committee must review and approve all transactions between Ampal on the one hand and any officer, director or principal shareholder of Ampal on the other hand. The Audit Committee considers and evaluates potential related party transactions from time to time, including co-investment opportunities and other types of transactions. The Audit Committee has the authority to engage independent legal, financial and other advisors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                AUDIT FEES.  The fees of Kesselman & Kesselman (“Kesselman”) fees for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q were $223,000 and $150,000, respectively. Fees billed to the Company by Arthur Andersen LLP (“Andersen”) for reviewing the financial statements included in the Company’s quarterly report for the fiscal quarter ended March 31, 2002 amounted to $37,000.

                TAX FEES.  Kesselman’s tax fees for the fiscal years ended December 31, 2003, were $103,600. No tax fees were billed for services rendered by Andersen for the fiscal year ended December 31, 2002.

                ALL OTHER FEES - Kesselman’s fees for other services for the fiscal year ended December 31, 2003, were $49,200 respectively. No other services fees were billed for services rendered by Andersen for the fiscal year ended December 31, 2002.

                All of the services provided by our principal accounting firm described above under the captions “Audit Fees”, “Tax Fees” and “All Other Fees” were approved by our Audit Committee. The Audit Committee has determined that the rendering of professional services described above by Kesselman is compatible with maintaining the auditor’s independence.

Audit Committee Pre-Approval Policies

                The Company’s Audit Committee Charter provides that the Audit Committee shall approve in advance all audit services and all non-audit services provided by the independent auditors based on policies and procedures developed by the Audit Committee from time to time. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

                Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

Page Reference

(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Auditors	34-36
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001 .	37

Consolidated Balance Sheets as at December 31, 2003 and 2002	38-39

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	40-41
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001	42-43
Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	44
Notes to Consolidated Financial Statements	45-66
Supplementary Data:
Selected quarterly financial data for the years ended December 31, 2003 and 2002	26

(2) Financial Statement Schedules

(i) Schedule of Representative Rates of Exchange between the U.S. dollar and New Israeli Shekel for three years ended December 31, 2003

Representative Rates of Exchange Between the U.S. Dollar and the New Israeli Shekel For the Three Years Ended December 31, 2003

The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

	2003	2002	2001
March 31	4.687	4.668	4.192
June 30	4.312	4.769	4.165
September 30	4.441	4.871	4.355
December 31	4.379	4.737	4.416

(ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

The Company has determined that Granite was a “significant subsidiary” for the year ended December 31, 2003. Granite is a foreign business and audited financial statements are in the process of being prepared for fiscal 2003. The Company intends to file, unless otherwise not required, an amended 10-K/A on or prior to the due date of June 30, 2004, which will include, as an exhibit, the audited, stand-alone, financial statements of Granite as required by Reg. S-X 3-09(b)(2).

Ophir Holdings Ltd.

      Report of Certified Public Accountants

      Consolidated Balance Sheets as at December 31, 2003 and 2002.
      Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001..
      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
      Notes to Financial Statements

OphirTech Ltd.
      Report of Certified Public Accountants

      Balance Sheets as at December 31, 2003 and 2002
      Statements of Income for the years ended December 31, 2003, 2002 and 2001
      Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
      Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
      Notes to Financial Statements

Trinet Venture Capital Ltd.
Report of Certified Public Accountants
Balance Sheets as at December 31, 2001 and 2000
Statements of Income for the years ended December 31, 2001, 2000 and 1999
Statements of Shareholders' deficiency for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

AM-HAL Ltd.
Bay Heart Ltd.
Carmel Container Systems Ltd.
Coral World International Limited
Country Club Kfar Saba Limited
Epsilon Investment House Ltd.
Granite Hacarmel Investments Limited.
Hod Hasharon Sport Center Ltd.
Hod Hasharon Sport Center (1992) Limited Partnership
Renaissance Investment Co. Ltd.
Shmey-Bar Real Estate 1993 Ltd.
Shmey-Bar (I.A.) 1993 Ltd.
Shmey-Bar (T.H.) 1993 Ltd.
Trinet Investment in High-Tech Ltd.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2a.	Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.) (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)
2b.	Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders' Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

Exhibit 3 - Articles of Incorporation and By-Laws

3a.	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference, File No. 0-5380).
3b.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal's Form 10-K filed on March 27, 2002).

Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).
4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

Exhibit 10 - Material Contracts

10a.	Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

10b.	Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).
10c.	Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10e.	Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).
10f.	The Company's 1998 Long-Term Incentive Plan (filed as Exhibit A to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders).*
10g.	The Company's 2000 Incentive Plan (filed as an exhibit to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders).*
10h.	Amendment to the Company's 1998 Long Term Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10h to the report on Form 10K. Filed on March 27, 2003)
10i	Amendment to the Company's 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10i to the report on Form 10K. Filed on March 27, 2003).

Exhibit 11 - Computation of Earnings Per Share

Exhibit 12 - Statement re Computation of Ratios

Exhibit 21 - List of Subsidiaries

Exhibit 23 - Consents of Auditors:

23.1	AM-HAL Ltd.	E-23.1
23.2	Ampal-American Israel Corporation	E-23.2
23.3	Bay Heart, Ltd.	E-23.3
23.4	Carmel Container Systems Ltd.	E-23.4
23.5	Coral World International Ltd.	E-23.5
23.6	Country Club Kfar Saba Limited	E-23.6
23.7	Epsilon Investment House Ltd.	E-23.7
23.8	Granite Hacarmel Investment Limited	E-23.8
23.9	Hod Hasharon Sport Center Ltd.	E-23.9
23.10	Hod Hasharon Sport Center (1992) Ltd. Partnership	E-23.10
23.11	Ophir Holdings Ltd.	E-23.11
23.12	Ophirtech Ltd.	E-23.12
23.13	Renaissance Investment Co. Ltd.	E-23.13
23.14	Shmey-Bar Real Estate 1993 Ltd.	E-23.14
23.15	Shmey-Bar (T.H.) 1993 Ltd.	E-23.15
23.16	Shmey-Bar (I.A.) 1993 Ltd.	E-23.16
23.17	Trinet Investment in High-Tech Ltd.	E-23.17
23.18	Trinet Venture Capital Ltd.	E-23.18

Exhibit 31.1 - Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan or arrangement.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended at December 31, 2003.

OPHIR HOLDINGS LTD.
(An Israeli Corporation)
2003 ANNUAL REPORT

OPHIR HOLDINGS LTD.
2003 ANNUAL REPORT

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT AUDITORS	2-3
FINANCIAL STATEMENTS - CONSOLIDATED - IN
ADJUSTED NEW ISRAELI SHEKELS (NIS):
Balance sheets	4-5
Statements of income (Losses)	6
Statements of changes in shareholders’ equity	7
Statements of cash flows	8-9
Notes to financial statements	10-33

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIR HOLDINGS LTD.

We have audited the consolidated financial statements of Ophir Holdings Ltd. and its subsidiaries (the “Company”): balance sheets as of December 31, 2003 and 2002 and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based upon our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of operations, changes in shareholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in Israel.

As explained in note 1b, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel vary in certain cignificant respects from accounting principles generally accepted in the United States.Information relating to the nature and effect of such differences is presented in note 14 to the consolidated financial statements.

Tel-Aviv, Israel	Kesselman & Kesselman
March 9 2004	Certified Public Accountants (Isr.)

OPHIR HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
IN ADJUSTED NEW ISRAELI SHEKELS

		December 31
	Note	2003	2002
		In thousands
A s s e t s	8c
CURRENT ASSETS:	12
Cash and cash equivalents		3,215	416
Marketable securities		353	189
Accounts receivable	13a	11,947	2,812
Deferred income taxes	10b		2,816
Rental property designated for sale, net of
advances received from the buyers	5		18,420

T o t a l current assets		15,515	24,653

LAND - BUSINESS INVENTORY	1e;8a(2)	13,048	13,048

INVESTMENTS:
Associated companies	3;12	187,505	185,317
Other companies	4	177,324	176,675
Loan to a company which is
an interested party	11b	8,703	*8,347

		373,532	370,339

FIXED ASSETS - buildings leased , net of
accumulated depreciation	5	58,884	83,449

		460,979	491,489

____________________	)	Roni Harel
DIRECTORS	)
	)	Shlomo Shalev

Date of approval of the financial statements: March 9, 2004.

		December 31
	Note	2003	2002
		In thousands
Liabilities and shareholders’ equity	8c
CURRENT LIABILITIES:	12
Bank credit	13b	8,338	21,598
Accounts payable and accruals	13c	8,034	8,067

T o t a l current liabilities		16,372	29,665

LONG-TERM LIABILITIES:	12
Bank loans (net of current maturities)	6	66,456	74,824
Capital notes to an associated company	7	151,601	148,751
Capital note to an interested party	7	1,069	1,049
Payables in respect of acquisition of land -
business inventory	8a(2)	11,793	11,973
Deferred income taxes	10b	2,676	2,521

T o t a l long-term liabilities		233,595	239,118

T o t a l liabilities		249,967	268,783
COMMITMENTS AND CONTINGENT
LIABILITIES	8
MINORITY INTEREST	2	26	11
SHAREHOLDERS’ EQUITY	9	210,986	222,695

		460,979	491,489

* Reclassified.

The accompanying notes are an integral part of the financial statements.

OPHIR HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
IN ADJUSTED NEW ISRAELI SHEKELS

	Note	2003	2002	2001
		In thousands
REVENUES AND GAINS:
From lease of buildings		10,278	13,735	14,400
Share in profits (losses) of associated companies - net	3	(2,071)	1,662	752
Gain from sale and increase in value of marketable shares - net		164	291	17,259
Gain from sale of land-business inventory		120	412
Dividend received from other companies		7,896	97	6,378
Management fees from associated companies and others	11a	438	471	429
Financial income - net	11a;13f			68

		16,825	16,668	39,286

EXPENSES AND LOSSES:
Operating cost of buildings for rent (including depreciation)		3,613	3,934	3,605
Write-down of investments in associated companies	3		5,004
Write-down of investments in other companies	4		20,605
General and administrative expenses - net	11a	4,623	7,440	5,793
Loss from sale of leased buildings - net	5	30
Financial expenses - net	11a;13f	1,532	1,580

		9,798	38,563	9,398

INCOME (LOSS) BEFORE TAXES ON INCOME		7,027	(21,895)	29,888
TAXES ON INCOME (TAX SAVING)	10	4,731	(13,761)	10,125

INCOME (LOSS) AFTER TAXES ON INCOME
(TAX SAVING)		2,296	(8,134)	19,763
MINORITY INTEREST IN LOSSES (PROFITS) OF A
SUBSIDIARY		15	(67)	4

NET INCOME (LOSS) FOR THE YEAR		2,311	(8,201)	19,767

The accompanying notes are an integral part of the financial statements.

OPHIR HOLDINGS LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
IN ADJUSTED NEW ISRAELI SHEKELS

	Share capital	Capital surplus	Retained earnings	Total

	I n t h o u s a n d s

BALANCE AT JANUARY 1, 2001	2,832	80,488	327,058	410,378
CHANGES DURING 2001:
Net income			19,767	19,767
Dividend			(199,249)	(199,249)

BALANCE AT DECEMBER 31, 2001	2,832	80,488	147,576	230,896

CHANGES DURING 2002 - loss			(8,201)	(8,201)

BALANCE AT DECEMBER 31, 2002	2,832	80,488	139,375	222,695
CHANGES DURING 2003:
Net income			2,311	2,311
Dividend			(14,000)	(14,000)
Erosion of capital note		(20)		(20)

BALANCE AT DECEMBER 31, 2003	2,832	80,468	127,686	210,986

The accompanying notes are an integral part of the financial statements.

(Continued) – 1

OPHIR HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN ADJUSTED NEW ISRAELI SHEKELS

	2003	2002	2001
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the year	2,311	(8,201)	19,767
Adjustments required to reflect the cash flows from operating activities*	3,703	11,273	(17,207)

Net cash provided by operating activities	6,014	3,072	2,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in other companies		6,559	3,741
Proceed from sale of leased buildings	30,190
Proceeds from sale of marketable shares			25,535
Investment in associated companies (including capital notes and loans - net)	(424)	(602)	(681)
Investments in other companies	(301)	(1,388)	(109)
Investment in fixed assets (mainly buildings)			(913)
Short-term bank deposit			139,312
Withdrawal of long-term bank deposit		2,117	4,093
Proceed from sale of business inventory	120	412
Advances on account of rental property designated for sale		2,739
Collection of short-term loan to shareholders			57,730
Loan to a company which is an interested party	(192)	(3,358)

Net cash provided by Investing activities	29,393	6,479	228,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term bank loans- net	(8,307)	(8,314)	(8,301)
Short-term loan from a company which is an interested party- net			(17,570)
Dividend paid	(11,047)		(199,249)
Short-term bank credit and loans - net	(13,254)	(2,445)	(6,400)

Net cash used in financing activities	(32,608)	(10,759)	(231,520)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,799	(1,208)	(252)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	416	1,624	1,876

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	3,215	416	1,624

(Concluded) - 2

OPHIR HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN ADJUSTED NEW ISRAELI SHEKELS

	2003	2002	2001
	In thousands
* Adjustments required to reflect the cash flows from operating activities:
Income and expenses not involving cash flows:
Share in losses (profits) of associated companies - net	2,071	(1,662)	(752)
Depreciation	1,953	2,490	2,496
Deferred income taxes - net	2,971	(3,672)	582
Minority interest in losses of a subsidiary (2002 - net of dividend)	15	(4)	(4)
Increase (decrease) in liabilities for employee rights upon retirement			(53)
Gain from sale of fixed assets and business inventory - net	(120)	(412)
Loss from sale of leased buildings	30
Gain from sale and decrease in value of marketable shares - net	(164)	(291)	(17,259)
Write-down of investment in associated companies and other		25,609
Linkage differences (erosion) on long-term bank loans - net	(67)	163	3
Linkage differences and interest on bank deposit - net		2	(355)
Erosion (linkage differences) on short-term loan to a company which is
an interested party	(164)	(64)	(2,366)
Linkage differences and interest on loans to associated companies and
others	(1,333)	(1,103)	(933)

	5,192	21,056	(18,641)

Changes in operating asset and liability items:
Decrease (increase) in accounts receivable	1,677	(247)	86
Increase (decrease) in accounts payable and accruals	(3,166)	(9,536)	1,348

	(1,489)	(9,783)	1,434

	3,703	11,273	(17,207)

The accompanying notes are an integral part of the financial statements.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis, are as follows:

a.	General:

1)	Ophir Holdings Ltd. (“Ophir”) is a holding company which also owns commercial buildings designated for rent.

The subsidiary Merkazim Investments Ltd. is engaged in the renting of commercial buildings. In 2003, this company sold all its holdings in the commercial buildings that were designated for rent (see note 5b.).

The subsidiary, New Horizons (1993) Ltd., holds a number of properties (designated for sale), which were purchased from an interested party, see also note 8a(2).

As to the activities of the associated companies, see note 3c.

2)	Definitions:

Subsidiary -	a company controlled or owned to the extent of over 50%,
the financial statements of which have been consolidated
with the financial statements of Ophir.

Associated company -

a company controlled to the extent of 20% or over (which is not a subsidiary), or a company less than 20% controlled which complies with the condition relating to “significant influence”, as prescribed by Opinion 68 of the Institute of Certified Public
Accountants in Israel (the “Israeli Institute”), the investment in which is presented by the equity method.

Another company -	a company to which the conditions specified in the preceding paragraphs do not apply.

The Group -	Ophir and its subsidiaries and associated companies.

Interested parties -	as defined in the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

Related parties -	as defined in Opinion 29 of the Israeli Institute.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

b. Adjusted financial statements :

1)	The financial statements have been prepared on the basis of historical cost adjusted to reflect the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Israeli Institute. All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 2003 adjusted NIS) - based upon the changes in the Israeli consumer price index; the “Israeli CPI” (see also note 12b).

The adjustment of the financial statements is based on the accounts of the Ophir and its Israeli subsidiaries, maintained in nominal NIS.

The components of the income statements were, for the most part, adjusted as follows: the components relating to transactions carried out during the year (revenues, labor costs, etc.) were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly - depreciation and write-downs) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.

2)	As mentioned in (1) above, these financial statements have been drawn up in accordance with the principles of adjustment prescribed by pronouncements of the Israeli Institute, on the basis of the changes in the Israeli CPI.

3)	The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term “cost” signifies cost in adjusted Israeli currency.

4)	In October 2001, the Israel Accounting Standards Board (“the IASB”) issued Israel Accounting Standard No. 12 - Discontinuance of Adjusting Financial Statements for Inflation, which provided for the discontinuance of adjusting financial statements for the effects of inflation, as of January 1, 2003. In December 2002, Accounting Standard No. 17 was issued that postponed the date from which Accounting Standard No. 12 is to be applied until January 1, 2004. The inflation-adjusted amounts as of December 31, 2003 will be the base for the nominal-historical financial reporting in the following periods.

The implementation of Standard No. 12 will mainly affect the financial expenses item.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

c. Principles of consolidation :

1)	The consolidated financial statements include the accounts of the Ophir and its subsidiaries. The companies included in consolidation are listed in note 2a.

2)	Intercompany balances and transactions have been eliminated.

d.	Marketable securities

These securities (except for investment in shares constituting “permanent investment”, see f(3) below), are stated at market value.

The changes in value of the above securities are carried to income.

e.	Land - business inventory

The land is presented at cost which - in managements’ estimation - is lower than market value.

According to the agreements for the purchase of land, the Company might pay additional costs of up to 90% of the net sale proceeds, see also note 8a(2).

f.	Investments:

1) Associated companies :

(a)	The investments in these companies are accounted for by the equity method. The balance of the investment as of December 31, 2003 is presented net of a provision for the impairment in value of an associated company, see j. below and note 3.

(b)	The excess of cost of the investment in associated companies over the Company’s share in their equity in net assets at date of acquisition (“excess of cost of investment”) represents, in part, the amount attributed to land and buildings in certain companies and amounts not attributed to specific assets (goodwill) in other companies. The amount attributed to buildings is amortized in equal annual installments of 4% per year, while the amount attributed to goodwill is amortized in equal annual installments of 10% per year.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

2) Other companies

The investments in the shares of these companies, including investments in quoted shares, which the Company intends to hold for a long period (“permanent investment”), are stated at cost (see also below), net of write-down for decrease in value which is not of a temporary nature.

Investments in companies, which were accounted for by the equity method, was reclassified as an investments in other companies, since the Company no longer had a “significant influence”, are stated by the equity method as of the date of the reclassification.

g. Fixed assets :

1)	These assets are stated at cost.

2)	Cost of fixed assets includes the Company’s share in a joint venture engaged solely in construction of a building and rental thereof.

3)	Financial expenses in respect of loans and credit applied to finance the construction or acquisition of buildings - incurred until construction was completed - were charged to cost of the buildings.

4)	The assets are depreciated by the straight-line method, on basis of their estimated useful life. Annual rates of depreciation are 2% or 4%.

h. Deferred income taxes:

1)	Deferred taxes are computed in respect of differences between the amounts presented in these statements and those taken into account for tax purposes. As to the factors in respect of which deferred taxes have been included - see note 10b.

Deferred tax balances are computed at the tax rate expected to be in effect at time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

2)	Taxes which would apply in the event of disposal of investments in subsidiaries and associated companies have not been taken into account in computing the deferred taxes, since as of the date of approval of these financial statements it is the Company’s policy to hold these investments, not to realize them.

i. Revenue recognition

Income from leasing of buildings is recognized on the accrual basis, in accordance with the terms of the agreements with tenants.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j. Impairment of assets :

In February 2003, Accounting Standard No. 15 of the Israeli Accounting Standards Board - “Impairment of Assets”, became effective. This standard requires a periodic review to evaluate the need for a provision for the impairment of the Company’s non-monetary assets - fixed assets and identifiable intangibles, including goodwill, as well as investments in associated companies.

The Company has opted for early adoption of the standard and accordingly, commencing from December 31, 2002, the Company assess’ - at each balance sheet date - whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of one or more of the abova assets. When such indicators of impairment are present, the Company evaluates whether the carrying value of the investment in the asset is recoverable from the cash flows anticipated from that asset, and, if necessary, records an impairment provision up to the amount needed to adjust carrying amount to the recoverable amount.

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

m. Format of income statements

In view of the nature of the Company’s activities - holding of companies which operate in different fields - the Company is of the opinion that concentrated presentation of all revenue and gain items as a group, and of all expense and loss items in a separate group is more suitable to reflect its activities.

OPHIR HOLDINGS LTD.
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

o.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

NOTE 2 - SUBSIDIARIES:

Following is a list of the subsidiaries consolidated in Ophir’s financial statements:

Wholly-owned:
Ophir Financing Ltd. - inactive;
Maoz Financial Investments Ltd. (“Maoz”) - inactive;
Merkazim Investments Ltd. (“Merkazim”) a wholly-owned subsidiary of Maoz;
80%-owned - New Horizons (1993) Ltd. (“New Horizons”).

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES:

a.	The investments are composed as follows:

	December 31
	2003	2002
	Adjusted NIS in thousands
Equity in net assets:
Cost of shares	14,449	14,449
Share in accumulated undistributed profit	85,134	84,355
Share in capital surplus derived by Mivnat
Holdings Ltd. from sale of its investment
in Industrial Buildings Ltd. to its
Shareholders (see notes 1c(1) and 4(a))	66,065	66,065

	165,648	164,869
Long-term loans (2)	26,861	25,452
L e s s - provision for impairment of investment	(5,004)	(5,004)

	187,505	185,317

(1)	Including accumulated erosion of capital notes and gains on dilution of holding in associated companies resulting from issuance of shares to a third party.

(2)	The loans are linked to the Israeli CPI, bear interest at annual rates of 4%-5% and have no fixed maturity date.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES:

b. The changes in the investments in 2003 are as follows:

Adjusted NIS in thousands
Balance at beginning of year	185,317
Changes during the year:
Share in losses of associated companies - net	(2,071)
Loan to associated company	424
Share in erosion of capital note issued to an
associated company	2,850
Accrued linkage differentials and interest in respect
of long-term loans	985

Balance at end of year	187,505

c.	Following are details relating to the associated companies:

1)	Mivnat Holdings Ltd. (“Mivnat”)

Mivnat was established in 1993 by Ophir, the subsidiary - Merkazim, and others, some of whom were interested parties, in order to acquire the Israeli Government’s shares in Industrial Buildings Ltd. (“Industrial Buildings”). During March 1993, Mivnat acquired these shares in consideration of adjusted NIS 1,053 million. Ophir holds 18.75% interest in Mivnat, directly, and 25% interest jointly with Merkazim.

As described in note 4(a), on December 31, 1998, Mivnat sold its holdings in Industrial Buildings to its shareholders (including Ophir). Upon the consummation of the transaction, Mivnat ceased to have any rights in the shares of Industrial Buildings.

2)	Shmey-Bar Real Estate 1993 Ltd., Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar(I.A.) 1993 Ltd. (“Shmey-Bar companies”).

The Company, along with a group of companies, established the Shmey-Bar companies in 1993. These companies were established for the purpose of dealing in development of fruit bearing properties. They purchased rights to real estate and options to purchase real estate in Tel-Aviv, Haifa, Beer-Sheva, Kiryat Shemona, Eilat Jerusalem, Holon, Tel-Hanan and Ramla, all from Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd.

On December 31, 2002, the Company wrote-down its investment in the Shmey-Bar companies by adjusted NIS 5,004,000.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - INVESTMENTS IN ASSOCIATED COMPANIES (continued):

3)	Lysh The Coastal High-way Ltd. (“L1”)

In June 1999, the Company entered into an investment agreement with Lysh Commercial and Road Services Ltd. (“L2”), a company controlled by Polar Investments Ltd. - an interested party in the Company, and with L1, a wholly-owned subsidiary of L2.

L1 has a 50% holding in Beit Herut-Lysh Development Company Ltd. (“BHL”), which has invested in a project for the leasing of commercial premises near Moshav Beit Herut (the “project”).

BHL developed 16,850 square meters of land owned by the Israel Lands Administration (the “Administration”), in accordance with resolution 717 of the Administration. A commercial project occupying approximately 10,000 square meters was constructed on that land. The Company’s share in L1 is approximately 25% (its share in the project being approximately 12.5%). The project was commercialized in March 2000. As of December 31, 2003 and 2002, the Company had invested in L1 approximately adjusted NIS 5.5 million and adjusted NIS 5 million, respectively..

The Company has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2003, the Company’s share in the loans made to BHL amounts to approximately adjusted NIS 15 million.

The auditors of L1, while not qualifying their opinion on L1’s financial statements for 2003, drew attention to the financial position of BHL, whose financial statements presented a loss of some adjusted NIS 2 million (net of financial expenses in the amount of adjusted NIS 4.5 million) and negative working capital amounting to some adjusted NIS 8.2 million at December 31, 2003.

In 2003, BHL received shareholders’ loans in the amount of approximately adjusted NIS 1.5 million from L1. In addition, during the reported period BHL reached an arrangement with a bank, which has not yet been put in writing, which postpones the repayment of the principal of the loans until January 2005 and schedules the repayment of the balance of the loan over a period 18 years.

L1’s management believes that these negotiations will bear fruit and that on their conclusion BHL will obtain the additional financing required.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES:

	December 31
	2003	2002
	Adjusted NIS in thousands
Industrial Buildings (a)	172,540	172,548
Memadim Investments Ltd. (“Memadim”) (b)	3,284	2,627
Mahalachim Investment in Technology Ltd. (“Mahalachim”) (c)	1,464	1,464
Others	36	36

	177,324	176,675

(a)	Industrial Buildings is engaged in initiation, and construction, of buildings for industry, designated for rental and sale, and in the management of land development and infrastructure preparation for residence and industry.

On December 31, 1998, Mivnat sold to its shareholders (including the Company) its entire holding in the issued and paid share capital of Industrial Buildings (see note 3c(1)). Within the framework of this transaction, the Company acquired from Mivnat 13% of the issued and paid share capital of Industrial Buildings - 37,227,210 ordinary shares of NIS 1 par value and 2,978,177 warrants (Series 3) in consideration of adjusted NIS 279,830 thousands. The shares acquired as above have been pledged in favor of a bank to secure loans received from it.

In 2001, the Company sold 576,633 shares of Industrial Buildings in consideration of adjusted NIS 3.7 million. The pre-tax profit that the Company derived from this sale is approximately adjusted NIS 411,000.

In 2002, the Company sold 1,027,653 shares of Industrial Buildings in consideration of approximately NIS 6.6 million, at a pre-tax gain of approximately adjusted NIS 625,000. The holding rate in Industrial Buildings subsequent to this sale is approximately 11.7%.

After balance sheet date, in February 2004, the Company sold 3,179,489 shares of Industrial Buildings in consideration of approximately adjusted NIS 15 million. The pre-tax profit that the Company derived from this sale is approximately adjusted NIS 1.7 million.

In 2003, the Company received a dividend of adjusted NIS 7.4 million from Industrial Buildings.

The shares of Industrial Buildings are traded on the Tel-Aviv Stock Exchange. The market value of the holdings of the Company in the shares of Industrial Buildings at December 31, 2003 and 2002 is approximately adjusted NIS 153.6 million and adjusted NIS 82.4 million, respectively.

Shortly before the date of approval of the financial statements, the market value of the Company’s share in Industrial Buildings aggregated adjusted NIS 176 million (this amount includes the portion sold after balance sheet date).

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENTS IN OTHER COMPANIES (continued):

Based, inter alia, on a valuation that it had received, on December 31, 2002 the Company wrote-down its investment in Industrial Buildings by adjusted NIS 20,605,000.

(b)	Memadim was established in 1995 by the Company, along with a group of companies, one of which is Industrial Buildings, for the purpose of real estate development. The Company directly holds 10% of the ownership and control of Memadim and Industrial Buildings holds 40% of the ownership and control of Memadim.

(c)	Mahalachim is a venture capital fund. The Company holds shares conferring upon it a 3.5% holding in this company. The investment as of December 31, 2003 and 2002 is presented net of previous years write-down of adjusted NIS 2,273,000.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - FIXED ASSETS:

a.	Composition of assets (buildings-leased, including land) and the depreciation accumulated in respect thereof, and changes therein during 2003, are as follows:

C o s t			A c c u m u l a t e d d e p r e c i a t i o n
							Depreciated
							balance at

Balance at beginning of year	In respect of retirements during the year	Balance at end of year	Balance at beginning of year	Additions during the year	In respect of retirements during the year	Balance at end of year
							December 31
							2003	2002

Adjusted NIS in thousands			Adjusted NIS in thousands				Adjusted NIS in thousands

101,074	35,023	66,051	17,625	1,953	12,411	7,167	58,884	83,449

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - FIXED ASSETS (continued):

b.	The companies’ rights in real estate are as follows:

	C o s t		Accumulated depreciation
	December 31		December 31
	2003	2002	2003	2002
	Adjusted NIS in thousands
Ophir:
Building on land jointly leased with
other companies for 44 years
ending October 31, 2037 -
(Ophir’s share - 70%) (1)	66,051	66,051	7,167	5,710

Merkazim (2):
Buildings on subsidiary’s land		4,777		1,471
Building jointly owned with
an interested party		30,246		10,444

T o t a l - Merkazim		35,023		11,915

T o t a l	66,051	101,074	7,167	17,625

(1)	The building is located on an area of 30,500 Sq.m., of which 17,700 Sq.m. consist of commercial areas. The building is leased as part of a joint venture, the Ophir’s share in which is 70%.

On April 14, 2003, the parties entered into a lease agreement with the Administration. The lease expires on October 31, 2037. The annual lease fees payable by the Company amount to adjusted NIS 30,000.

In order to secure the completion of the registration of an unaffiliated party, who had purchased an area of some 900 Sq.m. of the area of the building in 1999, with the Land Registry, the Company has provided a guarantee of adjusted NIS 3.8 million in favor of the buyer.

(2)	The buildings owned by Merkazim have been sold in 2002 and 2003, as follows:

-	In December 2002, Merkazim, has entered into agreements for the sale of four buildings for a consideration of adjusted NIS 27,282,000. The sale of the buildings was completed in 2003.

-	In June 2003, Merkazim entered into another agreement for the sale of a real estate asset in return for adjusted NIS 2,639,000.

-	In July 2003, Merkazim entered into an additional agreement for the sale of a real estate asset in return for adjusted NIS 13,860,000.

During the year ended December 31, 2003, a loss of adjusted NIS 30,000 was included in the accounts in respect of the sale of the aforementioned real estate assets.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - LONG-TERM BANK LOANS:

a.	The loans are linked to the Israeli CPI and bear interest at the annual rate of 4%.

b.	The loans mature in the following years after the balance sheet dates:

	December 31
	2003	2002
	Adjusted NIS in thousands
First year - current maturities	8,307	8,313

Second year	8,307	8,313
Third year	8,307	8,313
Fourth year	8,307	8,313
Fifth year	8,307	8,313
Sixth year and thereafter (through 2012)	33,228	41,572

	66,456	74,824

	74,763	83,137

c.	As to pledges to secure the loans and limitations relating to them, see note 8c.

NOTE 7 - CAPITAL NOTES:

a.	On December 31, 1998, Ophir and a subsidiary, Merkazim, issued capital notes to Mivnat with a par value of NIS 113,770,000 and NIS 37,831,000, respectively. The capital notes are unlinked and interest-free.

Capital notes with an aggregate par value of NIS 151,351,000 are repayable at par, upon demand of Mivnat, on January 1, 2004 and only on that date. In February 2004, the shareholders of Mivnat decided to extend the repayment date until January 1, 2005. The balance of the capital notes, NIS 250,000 par value, is repayable annually under the terms stipulated in the agreement.

b.	In 2002, a subsidiary issued capital note with a par value of NIS 1,069,000 to the minority shareholder in the subsidiary. The minority shareholder in the subsidiary is entitled to receive the principal of the note, without interest or linkage, this after a period not less than one year.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 -	COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES:

a.	Commitments:

1)	The Company has undertaken to invest in Memadim (see note 4b) approximately 10% of the cost of the land and building of a rental project which is constructed by Memadim on the Carmel shore. The investment was made partly through investment in Memadim (mainly shareholders loans), and partly by way of a guarantee provided. The Company’s share in future construction costs is estimated at approximately $ 17 million. As of December 31, 2003, the balance of the loans to Memadim amounts to approximately adjusted NIS 89 million.

2)	In December 1996, the subsidiary New Horizons acquired real estate (intended for sale) from a then interested party which holds 20% of New Horizons’ shares. The selling company will be entitled to 90% of the profits from the subsequent sale of the real estate, with the balance accruing to New Horizons. The registration of the real estate in New Horizons’ name in the Land Registry has not yet been completed.

3)	As to the Company’s commitment to grant guarantees to BHL, see note 3c(3).

4)	Ophir and a subsidiary receive various services from the shareholders’ in Ophir, including management services, head office services, bookkeeping and legal services. As to the expenses recorded in respect of such services, see note 11.

b.	Contingent liabilities :

1)	Ophir and Merkazim have provided mutual guarantees to secure the long-term loans received from banks.

2)	The tax authorities have issued betterment tax assessments for the subsidiary Merkazim, claiming that the actual betterment derived was higher than that reported by the subsidiary and demanding the payment of additional tax in the amount of approximately NIS 4.1 million. In the opinion of the Company’s management, the tax authorities’ claims are unfounded. Accordingly, no additional tax expense was recorded in respect of said assessments.

3)	As to a guarantee in favor of buyers of premises in a building, see note 5b(1).

c.	Pledges and restrictions in respect of liabilities

To secure repayment of long-term bank loans in the total amount of adjusted NIS 74.8 million at December 31, 2003 the Company has undertaken towards the bank that the Company’s shareholders’ equity will not fall below adjusted NIS 76 million, the total consolidated liabilities will not be more than 3.25 times the shareholders’ equity, and the average annual net income for the recent three years will not, at any time, fall below adjusted NIS 7.6 million. As of balance sheet date, the Company has not met its obligation to maintain the aforementioned level of annual net income. On March 4, 2004, the Company received the bank’s approval that the original repayment schedule is not to be changed, despite the Company’s failure to meet its obligation, as above. This approval is limited to the period ending on January 1, 2005.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 -	COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES (continued):

The shares of Industrial Buildings have been pledged as security for these loans, see note 4(a).

NOTE 9 - SHARE CAPITAL

Composed at December 31, 2003 and 2002 as follows:

	Number of shares		Amount in NIS
	Authorized	Issued and paid	Authorized	Issued and paid
Ordinary shares of NIS 0.001
par value	160,000	100,000	162	101

Deferred shares of NIS 0.0001
par value*	3	3	0.0003	0.0003

*	The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 10 - TAXES ON INCOME:

a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments ) Law, 1985

Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. Ophir and its Israeli subsidiaries are taxed under this law.

b.	Deferred income taxes :

1)	The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

Depreciable fixed assets*
Adjusted NIS in thousands
Balance at January 1, 2002	(3,377)
Changes in 2002 -
amounts carried to income	3,672

Balance at December 31, 2002	295
Changes in 2003 -
amounts carried to income	(2,971)

Balance at December 31, 2003	(2,676)

                          *         Taking into account the provisions of Opinion 40 of the Israeli Institute, see c. below.

2)	Deferred taxes are presented in the balance sheets as follows:

	December 31
	2003	2002
	Adjusted NIS in thousands
Among current assets		2,816
Among long-term liabilities	(2,676)	(2,521)

	(2,676)	295

The deferred taxes are computed at the tax rate of 36%.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 10 - TAXES ON INCOME (continued):

c.	Undepreciated balance of cost of fixed assets - the portion in respect of which deferred taxes have not been provided

The balance of undepreciated cost of certain depreciable fixed assets includes the amounts detailed below which will not be allowed for tax purposes by way of depreciation or as cost upon realization of the assets. These amounts are regarded as permanent differences (in respect of which no deferred taxes are to be provided) in accordance with Opinion 40 of the Israeli Institute:

	2003	2002
	Adjusted NIS in thousands
Balance at beginning of year	12,605	19,650
Decrease in the above balance due to:
Depreciation charge for the year	(496)	(845)
Buildings sold (2002 - designated for sale)	(12,109)	(6,200)

Balance at end of year	-,-	12,605

d.	Taxes on income included in the income statements :

1)	As follows:

	2003	2002	2001
	Adjusted NIS in thousands
For the reported year:
Current	1,760	3,238	9,543
Deferred, see also b. above	2,971	(2,312)	582

	4,731	926	10,125

For previous years:
Current		(13,326)
Deferred, see also b. above		(1,361)

		(14,687)

	4,731	(13,761)	10,125

Current taxes are computed at the tax rates of 36%.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 10 - TAXES ON INCOME (continued):

2)	Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

	2003	2002	2001
	Adjusted NIS in thousands
Income (loss) before taxes on income as reported in the income statements	7,027	(21,895)	29,888
A d d (less) - share in losses (profits) of associated companies - net	2,071	(1,662)	(752)

B a l a n c e - income	9,098	(23,557)	29,136

Theoretical tax expense (tax saving)	3,275	(8,481)	10,489
Increase (decrease) in taxes resulting from permanent
differences - the tax effect:
Disallowable deductions (exempt income)	(156)	9,219	267
Differences for which deferred taxes were not
created in previous years, net	4,101
Taxes on income subject to different rates -
dividends received from other companies	(2,843)	(33)	(2,319)
Sundry - net	354	221	1,688

Taxes on income for the reported year	4,731	926	10,125

e. Tax assessments

Ophir has received final assessments through tax year 2000.

Subsidiaries:
Merkazim - assessments that are considered as final through tax year 1999.
New Horizons (1993) Ltd.- assessments that are considered as final through tax year 1998.
Ophir Financing Ltd. - Final assessments have been received through tax year 1999.

NOTE 11 - TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED   PARTIES:

a. Transactions with interested parties and related parties :

	2003	2002	2001
	Adjusted NIS in thousands
Income (expenses):
Financial income in respect of short-term loans to
shareholders			3,018

Financial income in respect of loans to
Associated companies	637	2,539	1,269

Management fees from other company	438	471	429

Included in general and administrative expenses	(3,507)	(3,151)	(1,121)

Participation in expenses of shareholders and a
company which is an interested party	(250)	(3,328)	(3,344)

Financial income (expenses) in respect of short-term
loans with a company which is an interested party		551	26

As to other transactions with, and commitments to, interested parties, see note 8.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 -	TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

b. Balances with interested parties and related parties:

1) Receivables (payables):

	December 31
	2003	2002
	Adjusted NIS in thousands
a) Loan to a company which is
an interested party (1)	8,703	8,347

b) Long-term receivables - loans to associated
Companies (2)	26,857	25,452

c) A company which is an interested
party - current account	(589)	(578)

d) Shareholders - current accounts	(3,308)	(2,402)

(1)	The loan is linked to the Israeli CPI and bears no interest.

The Company that is an interested party is to repay this debt out of its future positive cash flow.

(2)	The loans are linked to the Israeli CPI and bear annual interest at the rate of 4%-5%.

As to current balances with associated and other companies, see note 13a.

2)	Long-term liability in respect of acquisition of land - business inventory - is linked to the Israeli CPI and bears no interest.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - LINKAGE OF MONETARY BALANCES:

a.	As follows:

	December 31, 2003
	In, or linked to the dollar	Linked to the Israeli CPI	Unlinked	Total
	Adjusted NIS in thousands
Assets:
Current assets:
Cash and cash equivalents	16		3,199	3,215
Short-term investments			353	353
Accounts receivable		11,298	649	11,947
Loan to a company which is
an interested party		8,703		8,703
Loans to associated companies		26,857		26,857

	16	46,858	4,201	51,075

Liabilities:
Current liabilities:
Accounts payable and accruals		3,897	4,137	8,034
Long-term liabilities:
Bank loans (including current
maturities)		74,763		74,763
Capital notes to associated company			151,539	151,539
Capital note to an interested party			1,069	1,069

	-,-	78,660	156,745	235,405

b. Data regarding the exchange rate and the Israeli CPI :

	Exchange rate of one dollar	Israeli CPI*
At end of year:
2003	NIS 4.379	178.6 points
2002	NIS 4.737	182.01 points
2001	NIS 4.416	170.9 points
2000	NIS 4.041	168.5 points

Increase (decrease) during the year:
2003	(7.5)%	(1.9)%
2002	7.3%	6.5%
2001	9.3%	1.4%
2000	(2.7)%	0.0%

*	Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets :

	December 31
	2003	2002
	Adjusted NIS in thousands
a. Accounts receivable:
Deposits in respect of sale
of fixed assets	10,812
Associated companies
and others	486	470
Institutions		164
VAT receivable in respect of
buildings designated for sale		1,445
Other	649	733

	11,947	2,812

b. Bank credit:
Short-term credit and loans*	31	13,285
Current maturities of long-
term loans, see note 6	8,307	8,313

	8,338	21,598

* 2002 - Unlinked and bearing annual interest of 4.6%

c. Accounts payable and accruals:
Trade	290	122
Institutions	2,522	4,236
Accrued expenses	192	136
Interested party - current
accounts	589	578
Shareholders - current accounts	3,308	2,402
Other	1,133	593

	8,034	8,067

d.	Concentrations of credit risks

The Group’s cash and cash equivalents and short-term investments at December 31, 2003 and 2002 are deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 13 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

e.	Fair value of financial instruments

The fair value of financial instruments included in the working capital of the Group is usually identical or close to their carrying value. The fair value of long-term loans to associated and other companies and long-term bank loans also approximates their carrying value, since they bear interest at rates close to prevailing market rates. As to the fair value of the investment in Industrial Buildings - traded on the Tel-Aviv Stock Exchange - see note 4(a). The determination of the fair value of the capital notes to associated company and subsidiary and long-term liabilities in respect of acquisition of land – business inventory is not practical.

	2003	2002	2001
	Adjusted NIS in thousands
f. Financial expenses (income) - net:

Financial expenses:
In respect of long-term loans	3,324	3,857	5,083
In respect of short-term bank credit	232	684	1,511
In respect of a short-term loan from a company
which is an interested party		735	1,411
Other	138

	3,694	5,276	8,005

Financial income:
In respect of bank deposits	411	263	3,059
In respect of short-term loans to associated
companies	637	2,539	1,269
In respect of short-term loans to shareholders			3,018
In respect of a loan to a company which is
an interested party		551	26
Assigned interest and linkage differences	262
Other	852	343	701

	2,162	3,696	8,073

	1,532	1,580	(68)

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 14	– EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A.:

a. General:

1)	The Company prepares its financial statements in accordance with Israeli GAAP. As applicable to these financial statements, Israeli GAAP and U.S. of America GAAP vary in certain significant respects, as described below:

2) Effect of inflation

In accordance with Israeli GAAP, the Company comprehensively includes the effect of the changes in the general purchasing power of Israeli currency in these financial statements, as described in note 1b. In view of the inflation in Israel, this is considered a more meaningful presentation than financial reporting based on historical cost.

The adjustments to reflect the changes in the general purchasing power of Israeli currency have been reversed in the reconciliation of Israeli GAAP to U.S. GAAP.

3) Investment in marketable securities

In accordance with Israeli GAAP, since the company’s intent is to hold this investment for a long period, it is stated at cost, net of write-down for decrease in value, which is not of a temporary nature.

Under U.S. GAAP, this investment is classified as an investment in available for sale and is reported at fair value with unrealized gains and losses, recorded as a separate component of comprehensive income in shareholders’ equity until realized.

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 14 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A. (continued):

b.	The effect of the material GAAP differences, as described in a. above, on the consolidated financial statements is as follows:

1) Operating results:

	2003	2002	2001
	NIS in thousands
Net income (losses) as reported in these
financial statements according
to Israeli GAAP)	2,311	(8,201)	19,767
Effect of the treatment of the following
items under U.S. GAAP:
Reversal of the adjustment due to
effect of inflation	39,051	17,475	341
Other	(405)	(210)	30

Net income under U.S. GAAP	40,957	9,064	20,138

2) Shareholders’ equity:

	December 31,
	2003	2002
	NIS in thousands
Shareholders’ equity, as reported
in these financial statements,
according to Israeli GAAP	210,986	222,695
Effect of the treatment of the
above differences under
U.S. GAAP:
Reversal of the adjustment due
effect of inflation, net	(85,378)	(124,429)
Marketable securities	43,584	(34,694)
Other	(347)	38

Shareholders’ equity under
U.S. GAAP	168,845	63,610

OPHIR HOLDINGS LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 14 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A. (continued):

3)	The effect of the foregoing GAAP difference on reporting comprehensive income, is as follows:

	2003	2002	2001
	NIS in thousands
Net income as recorded to
U.S. GAAP, see above	40,957	9,064	20,138
Other comprehensive
income - gains not
reported in the income
statement -
Unrealized gains on
marketable securities	78,278	(121,578)	(6,116)

Comprehensive income (losses)	119,235	(112,514)	14,022

OPHIRTECH LTD.
(An Israeli Corporation)
2003 ANNUAL REPORT

OPHIRTECH LTD.

2003 ANNUAL REPORT

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT AUDITORS	2
FINANCIAL STATEMENTS - IN ADJUSTED
NEW ISRAELI SHEKELS (NIS):
Balance sheets	3
Statements of operations	4
Statements of changes in shareholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7-23

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O Box 452 Tel Aviv 61003 Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIRTECH LTD.

We have audited the balance sheets of Ophirtech Ltd. (the “Company”) as of December 31, 2003 and 2002 and the statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31,2003. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations, the changes in its shareholders’ equity and its cash flows for each of the three years in the period ended December 31,2003, in conformity with accounting principles generally accepted in Israel.

As explained in note 1b, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Information regarding to the nature and effect of such differences is presented in note 9 to the financial statements.

Tel-Aviv, Israel	Kesselman & Kesselman
March 9, 2004	Certified Public Accountants (Isr.)

Kesselman & Kesselman is a member of PricewaterhouseCoopers International Limited, a company limited by guarantee registered in England and Wales.

2

OPHIRTECH LTD.
BALANCE SHEETS
IN ADJUSTED NEW ISRAELI SHEKELS

			December 31
	Note		2003	2002
			In thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents			26	6
Accountants receivable	7a		638	605

T o t a l current assets			664	611

INVESTMENTS IN COMPANIES	2		37,762	35,912

FIXED ASSETS:	3
Cost				112
L e s s - accumulated depreciation				33

				79

			38,426	36,602

Liabilities and shareholders’ equity
CURRENT LIABILITIES:	7b	(2)
Short-term credit:
Bank credit	7b		1,839	1,963
Shareholders			4,166
Loan from a corporate interested party	7c		8,703	8,347
Accounts payable and accruals	7d		23	689

T o t a l current liabilities			14,731	10,999
SHAREHOLDERS’ EQUITY	4		23,695	25,603

			38,426	36,602

____________________________	)
Roni Harel	)
	)	DIRECTORS
____________________________	)
Shlomo Shalev	)

Date of approval of the financial statements: March 9, 2004

The accompanying notes are an integral part of the financial statements.

3

OPHIRTECH LTD.
STATEMENTS OF OPERATIONS
IN ADJUSTED NEW ISRAELI SHEKELS

	2003	2002	2001
WRITE-DOWN OF INVESTMENTS IN COMPANIES	1,239	41,988	46,820
GENERAL AND ADMINISTRATIVE EXPENSES (note 7g)	251	319	1,034
FINANCIAL EXPENSES (INCOME) - net	416	135	(334)
CAPITAL LOSS ON SALE OF FIXED ASSETS	2	143

LOSS FOR THE YEAR	1,908	42,585	47,520

The accompanying notes are an integral part of the financial statements.

4

OPHIRTECH LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
IN ADJUSTED NEW ISRAELI SHEKELS

	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total

	I n t h o u s a n d s
BALANCE AT JANUARY 1, 2001	*	137,622	(21,914)	115,708
CHANGES DURING 2001 - loss			(47,520)	(47,520)

BALANCE AT DECEMBER 31, 2001	*	137,622	(69,434)	68,188
CHANGES DURING 2002 - loss			(42,585)	(42,585)

BALANCE AT DECEMBER 31, 2002	*	137,622	(112,019)	25,603
CHANGES DURING 2003 - loss			(1,908)	(1,908)

BALANCE AT DECEMBER 31, 2003	*	137,622	(113,927)	23,695

* Represents an amount less than adjusted NIS 1,000.

The accompanying notes are an integral part of the financial statements.

5

OPHIRTECH LTD.
STATEMENTS OF CASH FLOWS
IN ADJUSTED NEW ISRAELI SHEKELS

	2003	2002	2001
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	(1,908)	(42,585)	(47,520)
Adjustments required to reflect the cash flows from
operating activities*	714	42,701	46,300

Net cash provided by (used in) operating activities	(1,194)	116	(1,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets			(102)
Investment in companies	(3,089)	(4,419)	(17,306)
Proceeds from sale of fixed assets	70	45
Decrease in short-term loan to a corporate
interested party			12,645

Net cash used in investing activities	(3,019)	(4,374)	(4,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit from shareholders - net	4,166
Increase in short term loan from a corporate
interested party	191	3,358	4,924
Short-term bank credit	(124)	(127)	2,090

Net cash provided by financing activities	4,233	3,231	7,014

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	20	(1,027)	1,031
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	6	1,033	2

BALANCE OF CASH AND CASH EQUIVALENTS AT
END OF YEAR	26	6	1,033

* Adjustments required to reflect cash flows from
operating activities:
Expenses not involving cash flows:
Depreciation	7	55	66
Write-down of investments in companies	1,239	41,988	46,820
Capital loss on sale of fixed assets	2	143
Liabilities for employee rights upon retirement - net		496	70
Linkage differences (erosion) of a loan with a corporate
interested party	165	65	(60)

	1,413	42,747	46,896

Changes in operating asset and liability items:
Decrease (increase) in accounts receivable	(33)	474	(1,067)
Increase (decrease) in accounts payable and accruals	(666)	(520)	471

	(699)	(46)	(596)

	714	42,701	46,300

The accompanying notes are an integral part of the financial statements.

6

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis, are as follows:

a.	General:

	1)	Ophirtech Ltd. (the “Company”), which is owned by Polar Investments Group (42.5%), Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (42.5%) and Gmul Investment Company Ltd. (15%), was incorporated on March 29, 2000. The Company invests in start-up companies in various stages of development, from newly established enterprises to companies that have reached advanced development stage.

On March 30, 2000, the Company purchased investments in high-tech companies engaged in various fields of activity (communications, software, security, etc.) from Ophir Holdings Ltd. (“Ophir Holdings”), which at that time was a company under common control, for approximately adjusted NIS 76 million.
The difference between the proceeds and the carrying value of those investments on the books of Ophir Holdings was carried to the Company’s accumulated deficit, in accordance with the Israeli Securities (Presentation in Financial Reports of Acts between Body Corporate and its Controlling Member) Regulations, 1996.

On January 1, 2001, the employees of Ophir Holdings and one of its subsidiaries were transferred to the Company. During 2002 and 2001 Ophir Holdings and its subsidiary participated in the employees’ payroll costs, as well as the Company’s general and administrative expenses - see note 7g.

	2)	Interested parties - as defined in the Israeli Securities (Preparation of Annual Financial Statements) Regulations, 1993.

b.	Adjusted financial statements:

	1)	The financial statements have been prepared on the basis of historical cost adjusted for the changes in the general purchasing power of Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel (the “Israeli Institute”). All figures in the financial statements are presented in adjusted new Israeli shekels (NIS) which have a uniform purchasing power (December 2003 adjusted NIS) - based upon the changes in the Israeli consumer price index (the “Israeli CPI”, see also i. below).

The adjustment of the financial statements is based on the accounts of the Company, maintained in nominal NIS. Condensed nominal Israeli currency data, on the basis of which the adjusted financial statements were prepared, are presented in note 8.

7

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

	2)	The adjusted amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the original historical values, adjusted to reflect the changes in the general purchasing power of Israeli currency. In these financial statements, the term “cost” signifies cost in adjusted Israeli currency.

	3)	In October 2001, the Israel Accounting Standards Board (the “IASB”) issued Accounting Standard No. 12, “Discontinuance of Adjusting Financial Statements for Inflation”, which provided for the discontinuance of adjusting financial statements for the effects of inflation, as of January 1, 2003. In December 2002, Accounting Standard No. 17 was issued that postponed the date from which Accounting Standard No. 12 is to be applied until January 1, 2004. The inflation-adjusted amounts as of December 31, 2003, as presented in these financial statements, will be the base for the nominal-historical financial reporting in the following periods.

The implementation of Standard No. 12 will mainly affect the financial income and expenses item.

c.	Investments in companies

The investments in the shares of these companies are presented at cost.

The Company reviews for impairment its investments from time to time. Impairment losses, that are revealed by such reviews are included in the Company’s accounts, see also e. hereafter.

d.	Fixed assets:

	1)	These assets are stated at cost.

	2)	The assets are depreciated by the straight-line method, on basis of their estimated useful life.

Annual rates of depreciation for vehicles are 15%.

8

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

9

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

i.	Data regarding the exchange rate and the Israeli CPI:

	Exchange rate of one U.S.dollar	Israeli CPI*

At end of year:
2003	NIS 4.379	178.6 points
2002	NIS 4.737	182.0 points
2001	NIS 4.416	170.9 points
2000	NIS 4.041	168.5 points

Increase (decrease) during:
2003	(7.5)%	(1.9)%
2002	7.3%	6.5%
2001	9.3%	1.4%

* Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

10

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - INVESTMENTS IN COMPANIES:

The composition of the investments is as follows:

	December 31

		2003		2002

	Cost	Book value	Percentage of control	Book value

	Adjusted NIS in thousands		%	Adjusted NIS in thousands

Pelican Security Ltd. - “Pelican” (a)	8,885	930	17.0	930

Expand Networks Ltd. - “Expand” (b)	9,378	9,378	9.3	8,293

Mainsoft Corporation - “Mainsoft” (c)	500	500	1.9	500

Netformx Ltd. - “Netformx” (d)	9,907	2,322	5.5	2,322

StoreAge Networking Technologies Ltd. -
“StoreAge” (e)	13,292	13,292	10.9	13,292

Indocs Online Ltd. - “Indocs” (f)	7,519	-,-	11.9	1,015

Celvibe Ltd. - “Celvibe” (g)	12,278	1,862	13.1	1,864

Viola Networks Ltd. - “Viola” (h)	14,088	6,004	16.1	5,340

Cerel Ceramic Technologies Ltd. - “Cerel” (i)	4,451	3,474	14.2	2,356

Others (j)	50,189	-,-		-,-

T o t a l	130,487	37,762		35,912

(a)	Pelican is engaged in the development of solutions to the problem of safeguarding information on the Internet against viruses and hackers.

In February 2003, Pelican sold the know-how that it had developed and owned.

The investment in Pelican as of December 31, 2003 is presented net of a provision of adjusted NIS 7.9 million for impairment of value. The balance of the investments reflects the consideration that the Company expects to receive from the sale of the know-how.

(b)	Expand is engaged in the development of technology designed to accelerate communications over diverse network infrastructures (including E1, T1 and frame relay lines) and improve broadband efficiency.

In June 2003, as part of a Capital raise from existing shareholders in Expand, the Company invested $ 250,000 (adjusted NIS 1,084,000) in Expand .

(c)	Mainsoft is engaged in the development of software and tools for software developers.

11

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - INVESTMENTS IN COMPANIES (continued):

(d)	Netformx is engaged in development, marketing and support of software designed for planning, operation and maintenance of computer networks.

In January 2003, Netformx raised $ 750,000. The Company did not participate in this round.

The investment in Netformx as of December 31, 2003 is presented net of a provision of adjusted NIS 7.6 million for impairment of value.

Netformx is partly held by companies which are interested parties.

(e)	StoreAge is engaged in the development and marketing of a software solution and innovative data storage solutions for communications networks (Storage Area Network).

StoreAge is partly held by a company which is an interested party.

(f)	Indocs is engaged in the development of software for E-commerce technological applications in the printing field, via the Internet and web uses.

In 2003, the Company invested $ 50,000 (adjusted NIS 223,000) in Indocs, from a total investment of adjusted NIS 7,519,000 .

As of December 31, 2003 the investment in Indocs is fully written-down.

(g)	Celvibe develops solutions for digital video transmission for Internet broadband networks and mobile phone communications.

In November 2002, Celvibe ceased its operations and it is currently undergoing a winding-up procedure.

The investment in Celvibe as of December 31, 2003 is presented net of a provision for impairment of value of adjusted NIS 10.4 million. The balance of the investment reflects the consideration that the Company expects to receive upon the winding-up of Celvibe.

(h)	Viola is engaged in the development of a software system to allow quick and uninterrupted identifications of problems and technical difficulties on various communications networks.

In January 2002, Viola converted the bridging loans that it had raised in December 2001 into shares constituting approximately 36.2% of its share capital (fully diluted).

In October 2003, the Company invested $ 150,000 (adjusted NIS 668,000) in Viola.

The investment in Viola as of December 31, 2003 is presented net of a provision of adjusted NIS 8 million for impairment of value.

12

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - INVESTMENTS IN COMPANIES (continued):

(i)	Cerel develops ceramic layering technologies for the passive electronic components market.

In February 2002, the Company invested $ 700,000 (adjusted NIS 3,337,000) in Cerel.

Cerel has completed a financing round of approximately $ 1.5 million in February 2003, based on a company value of $ 6.5 million post- money. As part of the investment, the Company acquired 47,405 preferred shares of NIS 0.1 par value each, at a price per share of $ 14.77, as well as warrants for the purchase of Cerel shares at an exercise price of $ 1 million, based on a company value of $ 10.7 million pre-money. The warrants are exercisable until September 30, 2003.

In October 2003, the Company invested $ 250,000 (adjusted NIS 1,113,000) in Cerel based on a company value of $ 10.5 million pre- money.

The investment in Cerel as of December 31, 2003 is presented net of a provision of adjusted NIS 980,000 for impairment of value.

(j)	Following is a list of the companies in which the Company has invested approximately NIS 50 million. An impairment provision has been made for the full amount invested :

Cipheractive Ltd ;
Carmel Biosensors Ltd;
Elpas Electro-Optic Systems Ltd
Romidot Ltd;
RealM Technologies Ltd;
Camelot Information Technologies Ltd;
Interlink Computer Communications Ltd;
Techimage Ltd;
Iradius.Com, Inc;
Trans4u Ltd ;
Praxell Inc;
Electrochemical Light Switch Inc;

13

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - FIXED ASSETS:

Composition of assets, and changes therein in 2003, are as follows:

	C o s t			Accumulated depreciation
								Depreciated
								balance

	Balance at beginning of year	Retirements during the year	Balance at end of year	Balance at beginning of year	Additions during the year	Retirements during the year	Balance at end of year
								December 31
								2003	2002

	Adjusted NIS in thousands			Adjusted NIS in thousands				Adjusted NIS in thousands

Vehicles	112	112	-,-	33	7	40	-,-	-,-	79

NOTE 4 - SHAREHOLDERS’ EQUITY:

a.	Share capital

The share capital as of December 31, 2003 and 2002 is composed of ordinary shares of NIS 1 par value, as follows: authorized - 10,000 shares; issued and paid - 1,000 shares.

b.	Receipts on account of shares to be allotted

On November 1, 2000, the Company received a payment on account of shares in the amount of adjusted NIS 137,622,000 from its shareholders. The shares have not yet been allotted.

14

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - TAXES ON INCOME:

a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustments Law”)

Under this law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. The Company is taxed under this law.

b.	Losses for tax purposes, carried forward to future years

Carryforward losses aggregate approximately adjusted NIS 2 million at December 31, 2003. Under the Inflationary Adjustments Law such carryforward tax losses are linked to the Israeli CPI. No deferred tax asset has been included in respect of such losses. In addition, no deferred tax asset has been included in respect of the impairment provision createdfor the investments in companies.

c.	Tax assessments

The Company has not been assessed for tax purposes since incorporation (March 29, 2000).

NOTE 6 - INTERESTED PARTY TRANSACTIONS AND BALANCES:

a.	Transactions:

	2003	2002	2001

	Adjusted NIS in thousands

Income (expenses):
Participation in expenses from companies
which are interested parties, see note 1a		3,328	3,344

Payroll and related expenses of an interested
party employed by the Company	(187)	(1,623)	(1,323)

Financial expenses in respect of short-
term loan with a company which is an
Interested party		(556)	(26)

b.	Balances receivables (payables):

		December 31

		2003	2002

1)	Short-term loan from a company which is an
	interested party	(8,703)	(8,347)

2)	Current receivable - presented in the balance sheets
	among accountants receivables	589	578

3)	Current liabilities	4,166

15

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - SUPPLEMENTARY FINANCIAL STAEMENT INFORMATION:

Balance sheets:

a.	Accounts receivable:

	December 31

	2003	2002

	Adjusted NIS in thousands

Institutions	49	26
Interested party - current accounts	589	577
Others		2

	638	605

b.	Short-term bank credit:

	1)	Short-term bank credit is unlinked and bears annual interest rate of 7.1% in 2003 and 10.5%in 2002.

	2)	In February 2001, the Company and its shareholders gave a commitment to a certain bank that the Company would not make any repayments or settlements to its shareholders on account of shareholders’ loans and/or sums received on account of shares up to an amount of approximately adjusted NIS 100 million. Also, the grant of credit by this bank in excess of $ 5 million is conditional on the Company increasing its shareholders’ equity - at the time the credit is granted - by at least double the amount of the aforementioned credit. The maximum amount of the credit to be granted is limited to $ 15 million.

c.	Short-term loan from a corporate interested party

The loan is linked to the Israeli CPI and bears no interest.

d.	Accounts payable and accruals:

	December 31

	2003	2002

	Adjusted NIS in thousands

Employees		25
Institutions		70
Accrued expenses		23
Liability for employee rights upon
retirement, net of amount funded		566
Other	23	5

	23	689

e.	Concentrations of credit risks

The Company’s cash and cash equivalents at December 31, 2003 and 2002 were deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

16

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - SUPPLEMENTARY FINANCIAL STAEMENT INFORMATION: (continued):

f.	Fair value of financial instruments

The fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

Data regarding the of fair value of investments in companies is omitted because it is not practicable to determine such fair value with sufficient reliability.

Statements of operations -

g.	General and administrative expenses:

	2003	2002	2001

	Adjusted NIS in thousands

Payroll and related expenses	187	2,778	3,250
Office rent and maintenance	22	556	656
Other	42	313	472

	251	3,647	4,378
Less - participation in expenses by interested parties		(3,328)	(3,344)

	251	319	1,034

NOTE 8 - NOMINAL DATA:

a.	Balance sheet data:

	Nominal NIS in thousands

	December 31

	2003	2002

A s s e t s
Current assets:
Cash and cash equivalents	26	6
Accounts receivable	638	617

	664	623
Investments in companies	35,706	33,689
Fixed assets, net of accumulated depreciation		74

	36,370	34,386

Liabilities and shareholders’ equity
Current liabilities:
Short-term bank credit	1,839	2,001
Loan from a company which is an
interested party	8,703	8,507
Accounts payable and accruals	4,189	702

	14,731	11,210
Shareholders’ equity, see c. above	21,639	23,176

	36,370	34,386

17

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - NOMINAL DATA (continued):

b.	Operating results data:

	Nominal NIS in thousands

	2003	2002	2001

Write-down of investments in companies	1,097	37,352	44,266
General and administrative expenses	255	301	976
Financial expenses (income) - net	188	664	(294)
Capital loss (gain) on sale of fixed assets	(3)	131

Loss for the period - nominal	1,537	38,448	44,948

c.	Changes in shareholders’ equity:

	Nominal NIS in thousands

	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total

Balance at January 1, 2001	1	129,999	(23,428)	106,572
Changes during 2001 - loss			(44,948)	(44,948)

Balance at December 31, 2001	1	129,999	(68,376)	61,624
Changes during 2002 - loss			(38,448)	(38,448)

Balance at December 31, 2002	1	129,999	(106,824)	23,176
Changes during 2003 - loss			(1,537)	(1,537)

Balance at December 31, 2003	1	129,999	(108,361)	21,639

NOTE 9 - SPECIAL CONDENSED FINANCIAL STATEMENTS:

a.	General:

	1)	As stated in note 1b, the primary financial statements of the Company are drawn up in Israeli currency adjusted for the changes in the Israeli CPI.

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

18

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

3)	These special statements have been prepared for the purpose of translation into dollars and inclusion in the Ampal consolidated financial statements in accordance with instructions of Ampal, as follows:

(a)	The special statements are drawn up in Israeli currency (NIS) terms.

(b)	Adjustments required to make the data conform with U.S. generally accepted accounting principles (“GAAP”) have been made, the main difference in U.S GAAP is the ”effect of inflation”-

The Company, in accordance with Israeli GAAP, comprehensively includes the effects of price level changes in the accompanying financial statements, as described in Note 1b(1).Such Israeli accounting principles measure the effects of price level changes in the inflationary nature of the Israeli economy and, as such, is considered a more meaningful presentation than financial reporting based on historical cost of Israeli and U.S accounting purposes. The effect of inflation was eliminated for the purpose of measurement according to U.S GAAP as presented in b. below.

4)	For the convenience of Ampal, these special statements have been translated into U.S. dollars in accordance with the principles set forth in FAS 52.

19

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

b.	Following are the special statements:

	1)	Balance sheets as of December 31, 2003 and 2002:

	New Israeli shekels		Translation into U.S. dollars, see a(4) above

	December 31		December 31

	2003	2002	2003	2002

	In thousands		In thousands

A s s e t s
Current assets:
Cash and cash equivalents	26	6	6	1
Accounts receivable	638	617	146	130

T o t a l current assets	664	623	152	131

Investments in companies	36,506	34,489	8,337	7,281
Fixed assets, net of accumulated
depreciation		74		16

	37,170	35,186	8,489	7,428

Liabilities and shareholders’equity
Current liabilities:
Short-term bank credit	1,839	2,001	420	422
Loan from a company which is
an interested party	8,703	8,507	1,987	1,796
Accounts payable and accruals	4,189	702	957	148

T o t a l current liabilities	14,731	11,210	3,364	2,366
Shareholders’ equity	22,439	23,976	5,125	5,062

	37,170	35,186	8,489	7,428

20

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

2)	Statements of operation for each of the three years in the period ended December 31:

	New Israeli shekels			Translation into U.S. dollars, see a(4) above

	2003	2002	2001	2003	2002	2001
	In thousands			In thousands

Write-down of investments in companies	1,097	37,352	44,266	251	7,841	10,024
General and administrative expenses	255	301	976	56	63	231
Financial expenses (income) - net	188	664	(294)	41	140	(70)
Capital loss (gain) on sale of fixed assets	(3)	131		(1)	27

Loss for the period	1,537	38,448	44,948	347	8,071	10,185

21

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

3)	Statements of changes in shareholders’ equity for the years ended December 31, 2003 and 2002 and 2001:

	New Israeli shekels

	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total

Balance at January 1, 2001	1	129,999	(22,628)	107,372
Changes during 2001 - loss			(44,948)	(44,948)

Balance at December 31, 2001	1	129,999	(67,576)	62,424
Changes during 2002 - loss			(38,448)	(38,448)

Balance at December 31, 2002	1	129,999	(106,024)	23,976
Changes during 2003 - loss			(1,537)	(1,537)

Balance at December 31, 2003	1	129,999	(107,561)	22,439

22

OPHIRTECH LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - SPECIAL CONDENSED FINANCIAL STATEMENTS (continued):

	Translation into U.S. dollars, see a(4) above

	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Translation differences	Total

	I n t h o u s a n d s
Balance at January 1, 2001	*	31,553	(5,607)	637	26,583

Changes during 2001:
Loss			(10,185)		(10,185)
Other comprehensive loss -
translation differences				(2,251)	(2,251)

T o t a l comprehensive loss	*				(12,436)

Balance at December 31, 2001	*	31,553	(15,792)	(1,614)	14,147

Changes during 2002:
Loss			(8,071)		(8,071)
Other comprehensive loss -
translation differences				(1,014)	(1,014)

T o t a l comprehensive loss					(9,085)

Balance at December 31, 2002	*	31,553	(23,863)	(2,628)	5,062

Changes during 2003:
Loss			(347)		(347)
Other comprehensive loss -
translation differences				410	410

T o t a l comprehensive income					63

Balance at December 31, 2003	*	31,553	(24,210)	(2,218)	5,125

* Represents an amount less than $ 1,000.

23

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

19

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS
OF AM-HAL LTD.

We have audited the accompanying balance sheets of Am-Hal Ltd. (“the Company”) and the consolidated balance sheets of the Company and a consolidated partnership as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity (deficiency) and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by Company’s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and on a consolidated basis – as of December 31, 2003 and 2002, and the results of operations, changes in shareholders’ equity (deficiency) and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in Israel which, with respect to these financial statements, are substantially identical to accounting principles generally accepted in the United States of America, except as described in Note 25 to the financial statements.

As explained in Note 2B, these financial statements have been prepared in values adjusted to reflect the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, February 15, 2004

INDEPENDENT AUDITORS’ SPECIAL REPORT

We have audited the balance sheets of Am-Hal Ltd. (“the Company”) and the consolidated balance sheets of the Company and a consolidated partnership as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2003, and have issued our unqualified report thereon dated February 15, 2004. The aforementioned financial statements (not presented separately herein) were prepared in new Israeli shekels (NIS) on the historical cost basis, adjusted for changes in the general purchasing power of the NIS in accordance with standards established by the Institute of Certified Public Accountants in Israel.

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

Brightman Almagor & Co. Certified Public Accountants
Tel Aviv, February 15, 2004

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2003 and 2002, and the consolidated balance sheets as of such dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and on a consolidated basis – at December 31, 2003 and 2002, and the results of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in Israel.

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

As described in Note 1C to the financial statements regarding the Company’s business condition, the Company has a working capital deficit, shareholders’ deficiency and negative cash flows from operations. As stated in that note, the continuance of the Company’s operations and its ability to meet its short-term obligations are dependent on obtaining financing from the shareholders and/or bank financing arrangements. The Company’s management is negotiating with the bank for the refinancing of its short-term loans and the receipt of long-term loans.

Brightman Almagor & Co. Certified Public Accountants Member firm of Deloitte Touche Tohmatsu
Haifa, Israel, March 1, 2004.

To the Shareholders of

CARMEL CONTAINER SYSTEMS LTD.

We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. (“the Company”) and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a subsidiary whose assets included in the consolidation constitute approximately 10% and 10% of total consolidated assets as of December 31, 2002 and 2003, respectively, and whose revenues included in the consolidation constitute approximately 9%, 9% and 9% of total consolidated revenues for each of the three years ended December 31, 2001, 2002 and 2003, respectively. The financial statements of this Company was audited by other auditors whose reports has been furnished to us, and our opinion, insofar as it relates to amounts included for this company is based on the report of the other auditor.

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

        In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from those followed in the United States (see Note 21 to the consolidated financial statements).

As explained in Note 2, the consolidated financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

	Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 9, 2004		A Member of Ernst & Young Global

INDEPENDENT AUDITORS’ REPORT TO THE SHAREHOLDERS
OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of “Coral World International Ltd.” (the “Company”) and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the board of directors and the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States and in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Israeli subsidiaries of the Company have been prepared in nominal shekel values. Information regarding the effect of changes in the general purchasing power of the Israeli currency on the financial statements, as required by opinions of the Institute of Certified Public Accountants in Israel, has not been included in the financial statements. These amounts have been translated into US dollars using the method described in Note 2A.

In our opinion, except for the exclusion of the information, as mentioned in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. and its subsidiaries as of December 31, 2003 and 2002, and the results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, in accordance with accounting principles generally accepted in Israel, consistently applied on the basis of the historical cost convention.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal net income (loss) and shareholders’ equity to the extent summarized in Note 24 to the financial statements.

Fahn, Kanne & Co. Certified Public Accountants (Isr.)

Tel-Aviv, Israel, March 21, 2004

Report of Independent Public Accountants

To The Shareholders of Country Club Kfar Saba Ltd.

We have audited the balance sheet of Country Club Kfar Saba Ltd. as of December 31, 2002 and the related statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the above-mentioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations, changes in shareholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from, accounting principles generally accepted in the United States (see Notes 2F and 16).

Luboshitz Kasierer Certified Public Accountants (Isr.)

March 5, 2003

To the shareholders of

EPSILON INVESTMENT HOUSE LTD.

We have audited the balance sheet of Epsilon Investment House Ltd. (“the Company”) as of December 31, 2003, and the consolidated balance sheet as of such date and the related statements of income, changes in shareholders’ equity and cash flows – Company and consolidated – for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Israel and in the United States, including those prescribed by the Auditors’ Regulations (Auditor’s Mode of Performance)-1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and consolidated – as of December 31, 2003, and the results of operations, changes in shareholders’ equity and cash flows – of the Company and consolidated – for the year ended December 31, 2003, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those generally accepted in the United States (see Note 22 to the financial statements).

As explained in Note 2a, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Tel-Aviv, Israel February 4 , 2004	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

INDEPENDENT AUDITORS’ REPORT TO THE SHAREHOLDERS OF GRANITE HACARMEL INVESTMENTS LIMITED

We have audited the accompanying consolidated balance sheet of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, whose assets constitute 2% of the total consolidated assets as of December 31, 2002 and whose revenues constitute 3.6% and 3.2% of the total consolidated revenues for the years ended December 31, 2002 and 2001, respectively. The financial statements of those subsidiaries were audited by other auditors whose reports thereon were furnished to us, and our opinion, insofar as it relates to amounts included for such subsidiaries, is based solely on the said reports of the other auditors. Furthermore, the data included in the financial statements relating to the net asset value of the Company’s investments in affiliates and to its equity in their operating results is based on the financial statements of such affiliates, some of which were audited by other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and the results of their operations, changes in the shareholders’ equity and their cash flows for each of the years, in the two-year period ended December 31, 2002 in conformity with generally accepted accounting principles in Israel. Furthermore, these statements have, in our opinion, been prepared in accordance with the Securities Regulation (Preparation of Annual Financial Statements) 1993.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Application of accounting principles generally accepted in the United States of America would have affected results of operations and shareholders’ equity for each of the years in the two-year period ended December 31, 2002, to the extent summarized in Note 32 to the consolidated financial statements, as included in U.S. Dollars.

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

Somekh Chaikin
Certified Public Accountants (Israel)

Haifa Israel, March 12, 2003

To the Shareholders of Hod Hasharon Sport Center Limited

We have audited the balance sheets of Hod Hasharon Sport Center Limited as at December 31, 2003, the related statements of income and shareholders’ equity and cash flows for the year ended December 31, 2003, expressed in New Israeli Shekels.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audit in accordance with auditing standards generally accepted in the United States and in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. these standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with Opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 7 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2.

In our opinion, based on our audit, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 2003, the results of its operations, the changes in shareholders’ equity and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 7) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 2003, and the results of its operations, the changes in shareholders’ equity, and its cash flows for the year ended December 31, 2003, on the basis of the historical cost convention.

The financial statements of the Company conform with accounting principles generally accepted in Israel (“Israel GAAP”), which differ in certain respects from those followed in the United States (“U.S. GAAP”), as described below:

a. Effect of inflation:

The Company, in accordance with Israeli GAAP, comprehensively includes the effects of price level changes in the accompanying consolidated financial statements, as described in Note 2a. Such Israeli accounting principles measure the effects of price level changes in the inflationary nature of the Israeli economy and, as such, is considered a more meaningful presentation than financial reporting based on historical cost for Israeli and U.S. accounting purposes. The effect of inflation was eliminated for U.S. GAAP measurement purposes as presented in Note 7.

Abraham Schurder
Name (ABAS partner)
KPMG Somekh Chaikin Tel Aviv
Office
March 21, 2004 Date

To the Shareholders of Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the balance sheets of Hod Hasharon Sport Center (1992) Limited Partnership as at December31, 2003, the related statements of income and shareholders’ equity and cash flows for the year ended December 31, 2003, expressed in New Israeli Shekels.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audit in accordance with auditing standards generally accepted in the United States and in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. these standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The above statements have been prepared on the basis of historical cost as adjusted for the changes in the general purchasing power of the Israel currency in accordance with Opinions issued by the Institute of Certified Public Accountants in Israel.

Condensed statements in historical values which formed the basis of the adjusted statements appear in Note 16 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2(H).

In our opinion, based on our audit, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 2003, the results of its operations, the changes in shareholders’ equity and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 16) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 2003, and the results of its perations, the changes in shareholders’ equity, and its cash flows for the year ended December 31, 2003, on the basis of the historical cost convention.

The financial statements of Partnership conform with accounting principles generally accepted in Israel (“Israel GAAP”), which differ in certain respects from those followed in the United States (“U.S. GAAP”), as described below:

a. Accrued severance pay, net:

According to Israeli GAAP, accrued severance pay is included in the balance sheet net of amounts funded, and income from earnings on amounts funded is netted from severance pay expenses.

According to U.S, GAAP accrued severance pay is included in the balance sheets at the total liabilities amount and total amounts funded through provident fund and through insurance policies, income from earnings on amounts funded is added to severance pay fund.

The effect of this difference on both income and equity is not material.

b. Effect of inflation:

The Company, in accordance with Israeli GAAP, comprehensively includes the effects of price level changes in the accompanying consolidated financial statements, as described in Note 2a. Such Israeli accounting principles measure the effects of price level changes in the inflationary nature of the Israeli economy and, as such, is considered a more meaningful presentation than financial reporting based on historical cost for Israeli and U.S. accounting purposes. The effect of inflation was eliminated for U.S. GAAP measurement purposes as presented in Note 16.

Abraham Schurder
Name (ABAS partner)
KPMG Somekh Chaikin Tel Aviv
Office
February 24, 2004 Date

Report of Independent Public Accountants

To The Partners of Hod Hasharon Sport Center (1992) Limited Partnership.

We have audited the balance sheet of Hod Hasharon Sport Center (1992) Limited Partnership as of December 31, 2002 and the related statements of income, changes in patners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the above-mentioned financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and the results of its operations, changes in patners’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from, accounting principles generally accepted in the United States (see Notes 2E and 16).

Luboshitz Kasierer Certified Public Accountants (Isr.)

February 27, 2003

AUDITORS’ REPORT

To the shareholders of

RENAISSANCE INVESTMENT COMPANY LTD.

        We have audited the balance sheet of Renaissance Investment Company Ltd. (“the Company”) as of December 31, 2003, and the related statements of income, changes in shareholders’ equity and cash flows for each of the year ended December 31, 2003. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards in Israel and in the Unites States, including those prescribed by the Auditors’ Regulations (Auditor’s Mode of Performance)-1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations, the changes in shareholders’ equity and its cash flows for each of the year ended December 31, 2003, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those generally accepted in the United States (see Note 14 to the financial statements),

        As explained in Note 2, the financial statements referred to above are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
February 4 , 2004	A Member of Ernst & Young Global

      Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar Real Estate (1993) Ltd. ("the Company") translated into U.S. dollars

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

        The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel	KOST FORER & GABBAY
February 16, 2003	A Member of Ernst & Young International

      Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar (I.A) 1993 Ltd. ("the Company") translated into U.S. dollars

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

      Messrs. Ampal Ltd.

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

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed under the Auditors’ Regulations (Auditor’s Mode of Performance) – 1973, which, for purposes of these financial statements, are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Brightman Almagor & Co.
Certified Public Accountants

Tel Aviv, March 13, 2003

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 th day of March, 2004.

Ampal-American Israel Corporation

By: /s/JACK BIGIO
Jack Bigio, Chief Executive Officer and
President (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2004.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN	Chairman of the Board of	March 29, 2004
Yosef A. Maiman	Directors

/s/ Jack Bigio	President & CEO - Director	March 29, 2004
Jack Bigio

/s/ LEO MALAMUD	Director	March 29, 2004
Leo Malamud

/S/ DR. JOSEPH YERUSHALMI	Director	March 29, 2004
Dr. Joseph Yerushalmi

/s/ YEHUDA KARNI	Director	March 29, 2004
Yehuda Karni

/s/ EITAN HABER	Director	March 29, 2004
Eitan Haber

/s/ MICHAEL ARNON	Director	March 29, 2004
Michael Arnon

/s/ MENAHEM MORAG	Director	March 29, 2004
Menahem Morag

/s/ IRIT ELUZ	CFO, Vice President –	March 29, 2004
Irit Eluz	Finance and Treasurer
Principal Financal Officer

/s/ ALLA KANTER	Vice President –	March 29, 2004
Alla Kanter	Accounting and Controller
(Principal Accounting
Officer)

/s/ GIORA BAR – NIR	Controller	March 29, 2004
Giora Bar-Nir