Form 10-Q
period 2004-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2004-05-13
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification Number

111 Arlozorov Street, Tel Aviv, Israel	62098

(Address of Principal Executive Offices)	(Zip code)

Registrant's Telephone Number, Including Area Code (866) 447-8636

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,838,026 (as of May 6, 2004).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2004	2003
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings (loss) of affiliates	$1,916	$(509)
Interest	128	135
Real estate income	2,174	2,105
Realized and unrealized gains on investments	830	908
Other	2,421	2,295

Total revenues	7,469	4,934

EXPENSES
Interest	843	2,217
Real estate expenses	2,131	1,933
Loss from impairment of investments	1,463	-
Minority interests	(375)	509
Translation loss	1,227	321
Other (mainly general and administrative)	2,518	2,337

Total expenses	7,807	7,317

Loss before income taxes	(338)	(2,383)
Provision (benefit) for income taxes	473	(216)

Net loss	$(811)	$(2,167)

Basic and Diluted EPS:
Loss per Class A share	$(0.04)	$(0.11)

Shares used in calculation (in thousands)	19,793	19,686

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2004	December 31, 2003
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$7,669	$4,572

Deposits, notes and loans receivable	12,307	12,288

Investments	173,367	171,121
Marketable Securities	51,215	64,701

Total Investments	224,582	235,822

Real estate property, less accumulated
depreciation of $11,078 and $9,166	64,206	64,460

Other assets	36,722	37,225

Total Assets	$345,486	$354,367

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	March 31, 2004	December 31, 2003
(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$136,683	$134,455
Debentures	1,916	3,879
Accounts payable, accrued
expense and others	83,806	91,015

Total Liabilities	222,405	229,349

Minority interests	9,669	9,995

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
130,927 and 131,952 shares; outstanding 127,577
and 128,602 shares	655	660

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares; issued
667,652 and 697,380 shares; outstanding 545,116
and 574,844 shares	3,338	3,487

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,661,519 and
25,567,210 shares; outstanding 19,829,855
and 19,735,546 shares	25,662	25,567

Additional paid-in capital	58,203	58,143

Retained earnings	75,298	76,109

Treasury Stock, at cost	(31,096)	(31,096)

Accumulated other comprehensive loss	(18,648)	(17,847)

Total shareholders' equity	113,412	115,023

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$345,486	$354,367

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2004	2003
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(811)	$(2,167)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Equity in (earnings) loss of affiliates	(1,916)	509
Realized and unrealized gain
on investments	(830)	(908)
Depreciation expense	538	504
Net amortization	(448)	(73)
Loss from impairment of investments and loans	1,463	-
Translation loss	1,227	321
Minority interests	(375)	509
Increase in other assets	(2,228)	(985)
(Decrease) increase in accounts payable,
accrued expenses and others	(3,993)	2,958
Investments made in trading securities	(15,241)	(1,702)
Proceeds from sale of trading securities	31,835	1,508
Dividends received from affiliates	76	-

Net cash provided by operating activities	9,297	474

Cash flows from investing activities:
Deposits, notes and loans receivable collected	4,850	1,852
Deposits, notes and loans receivable granted	(5,057)	(240)
Investments made in affiliates and others	(5,788)	(1,061)
Proceeds from sale of investments	1,522	-
Return of capital by partnership	35	134
Capital improvements	(214)	(352)

Net cash (used in) provided by investing
Activities	(4,652)	333

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2004	2003
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$6,247	$19,937
Notes and loans payable repaid	(2,496)	(1,239)
Debentures repaid	(1,753)	(19,271)

Net cash provided by (used in) financing
activities	1,998	(573)

Effect of exchange rate changes on cash and
cash equivalents	(3,546)	(405)

Net increase (decrease) in cash and cash	3,097	(171)
Equivalents at beginning of period	4,572	1,557

Cash and cash equivalents at end of period	$7,669	$1,386

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others	$2,257	$3,449

Income taxes paid	$3,700	$27

Supplemental Disclosure of Non-cash
Investing Activities:
Proceeds in tradable securities received from
realization of an investment	2,267	-

        The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	March 31 2004	December 31 2003
(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

4% PREFERRED STOCK
Balance, beginning of year	$660	$697
Conversion of 1,025 and 7,439 shares into
Class A Stock	(5)	(37)

Balance, end of period	$655	$660

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,487	$3,532
Conversion of 29,728 and 9,070 shares into
Class A Stock	(149)	(457)

Balance, end of period	$3,338	$3,487

CLASS A STOCK
Balance beginning of year	$25,567	$25,503
Issuance of shares upon conversion of
Preferred Stock	95	64

Balance, end of period	$25,662	$25,567

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,143	$58,125
Conversion of Preferred Stock	60	18

Balance, end of period	$58,203	$58,143

RETAINED EARNINGS
Balance, beginning of year	$76,109	$67,475
Net gain (loss)	(811)	8,847
Dividends:
4% Preferred Stock - $0.2 per share	-	(26)
6-1/2% Preferred Stock - $0.325 per share	-	(187)

Balance, end of period	$75,298	$76,109

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	March 31, 2004	December 31, 2003
(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

THREE MONTHS ENDED MARCH 31,	2004	2003
	(Unaudited)	(Unaudited)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,597)	(20,750)
Foreign currency translation adjustment	(1,236)	628

Balance, end of period	(21,833)	(20,122)

Unrealized gain on marketable securities:
Balance, beginning of year	2,750	(3,308)
Unrealized gain (loss), net	769	873
Sale of available-for-sale securities	(334)	-

Balance, end of period	3,185	(2,435)

Balance, end of period	$(18,648)	$(22,557)

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

THREE MONTHS ENDED MARCH 31,	2004	2003
(Dollars in thousands)	(Unaudited)	(Unaudited)

Net loss	$(811)	$(2,167)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	(1,236)	628
Unrealized gain on securities	769	873

Other comprehensive (loss) income	(467)	1,501

Comprehensive loss	$(1,278)	$(666)

Related tax(expense) on other
comprehensive gain (loss):
Foreign currency translation adjustments	$264	$(212)
Unrealized (loss) on securities	$(235)	$(306)

        The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The March 31, 2004 consolidated balance sheet presented herein was derived from the audited December 31, 2003 consolidated financial statements of the Company.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2003 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company’s December 31, 2003 consolidated financial statements for additional details of the Company’s consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3.	Employee Stock Based Compensation

The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred. The following table illustrates the effect on net income and net loss and EPS as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock based incentive plans for the periods indicated below:

Three Months Ended March 31	2004	2003
(In thousands, except per share data)

Basic and Diluted EPS:

Net loss:
As reported(1)	$(864)	$(2,222)
Less-stock based compensation expense
determined under fair value method	(131)	(123)

Pro forma	$(995)	$(2,345)

As reported	$(0.04)	$(0.11)

Pro forma	$(0.05)	$(0.12)

(1)After deduction of accrued Preferred Stock Dividend of $53 and $55 respectively.

(2)In 2004 and 2003, the conversion of the 4% and 6-1/2% Preferred Stock was excluded from the diluted EPS calculation due to the antidilutive effect.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options; (2) dividend yield; (3) volatility; and (4) risk-free interest rate. For the period of three months ended March 31, 2004, 15,000 options were granted. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

4.	Segment information presented below results primarily from operations in Israel.

THREE MONTHS ENDED MARCH 31,	2004	2003
(Dollars in thousands)

Revenues:
Finance	$2,865	$2,908
Real Estate	2,174	2,105
Leisure-time	532	446
Intercompany adjustments	(18)	(16)

	5,553	5,443
Equity	1,916	(509)

Total	$7,469	$4,934

Pretax Operating Gain (Loss):
Finance	$(2,931)	$(1,236)
Real Estate	200	(179)
Leisure-time	102	50

	(2,629)	(1,365)
Equity	1,916	(509)
Minority Interest	375	(509)

Total	$(338)	$(2,383)

Total Assets:
Finance	$267,322	$244,530
Real Estate	65,753	68,816
Leisure-Time*	16,600	15,666
Intercompany adjustments	(4,189)	(2,606)

Total	$345,486	$326,406

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above.

The real estate rental segment consists of rental property owned in Israel and the United States and leased to unrelated parties, and of the operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel.

*The leisure-time segment consists primarily of Coral World International Limited (marine parks located in Israel and around the world) and Country Club Kfar Saba, the Company’s 51%-owned subsidiary located in Israel.

5.	The following table summarizes securities that were outstanding as of March 31, 2004 and 2003, but not included in the calculations of diluted earnings per Class A share because such shares are anti-dilutive.

(Shares in thousands)	March 31,
	2004	2003

Options and Rights	1,411	1,338
6-1/2% Preferred Stock	668	700
4% Preferred Stock	131	136

6.	Subsequent Events:

During May 2004, the Company signed an agreement to sell approximately 49% of its holdings in PowerDsine Ltd. (“PowerDsine”) for approximately U.S. $5.7 million, to a third party investment group. Upon the completion of the sale, the Company will recognize a capital gain of approximately U.S. $2.6 million.

The closing of the transaction is subject to certain regulatory approvals and other conditions. Following the completion of the sale, Ampal will hold approximately 3% of PowerDsine’s outstanding share capital on a fully-diluted basis.

On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

1.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority share holder;

2.	Appointing a valuer to carry out a valuation of MIRS Communications Ltd. and of Ampal Communications L.P.‘s holding therein, which will incorporate an inquiry into the way in which MIRS Communications Ltd. has conducted its business up to the present time, including related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

3.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

(a) based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or

(b) based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage and interest; or

(c) based on the company valuation that will be determined by the valuation specified in Section 2 above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the valuer specified in Section 2 above;

4.	Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority share holder in MIRS Communications Ltd.;

5.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Annual Report for the year ended December 31, 2003 for a summary of all of Ampal’s significant accounting policies.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss was $0.8 million for the three months ended March 31, 2004 as compared to a net loss of $2.2 million for the same period in 2003. The decrease in net loss is primarily attributable to the increase in equity in earnings of affiliates, and a decrease in interest expense in the three months ended March 31, 2004 as compared to the same period in 2003. These increases were partially offset by the increase in loss from impairment and a translation loss in the three months ended March 31, 2004, as compared to the same period in 2003.

Equity in earnings of affiliates increased to $1.9 million for the three months ended March 31, 2004, as compared to a loss of $0.5 million for the same period in 2003. The increase is primarily attributable to a $1.2 million gain recorded by Ophir Holdings Ltd. as a result of a dividend and partial sale of Industrial Building Corporation Ltd. shares.

In the three-month period ended March 31, 2004, the Company recorded $1.5 million in losses from the impairment of its investments in Identify Solutions Ltd. ($0.7 million) and Star Management of Investment II (2000) L.P., ($0.8 million).

The Company recorded a translation loss of $1.2 million in the three months ended March 31, 2004 as compared to a translation loss of $0.3 million in the same period in 2003. The translation losses in 2004 are attributable to the devaluation of the new Israeli shekel against the U.S. dollar.

The Company recorded lower interest expense ($0.8 million) in the three months ended March 31, 2004, as compared to $2.2 million in the same period in 2003, primarily as a result of lower interest rates.

Liquidity and Capital Resources

Cash Flows

On March 31, 2004, cash and cash equivalents were $7.7 million, as compared with $4.6 million at December 31, 2003.

The Company’s sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of its unpledged marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline. In addition, the shares of MIRS owned by the Company, the shares of Ophir Holdings Ltd. and $9 million of marketable securities have already been pledged as security for various loans provided to the Company, and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $9.3 million for the three months ended March 31, 2004, as compared to approximately $0.5 million for the same period in 2003. The increase is primarily attributable to the increase in net proceeds from trading securities which was partially offset by the increase in other assets and to the decrease in account payable.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $4.7 million for the three months ended March 31, 2004, as compared to approximately $0.3 million provided by investing activities for the same period in 2003. The increase in investing activities is primarily attributable to an increase of investment in investee companies and deposits granted which was partially offset by increased deposits collected and proceeds from sale of investments.

        Cash flows from financing activities

Net cash provided by financing activities was approximately $2.0 million at March 31, 2004, as compared to approximately $0.6 million used in financing activities at March 31, 2003. The increase in the cash provided in 2004 is primarily attributable to the decrease in pay down of debentures ($1.8 million and $19.3 million in 2004 and 2003, respectively).

Investments

On March 31, 2004, the aggregate fair value of trading and available-for-sale securities was approximately $51.2 million, as compared to $64.7 million at December 31, 2003. The decrease in 2004 is attributable to the sale of various trading securities.

During the fiscal quarter ended March 31, 2004, the Company made the following investments:

In February 2004, the Company invested EUR 4.5 million (approximately US $5.6 million) in Telecom Partners, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel. Ampal’s investment consists of EUR 4 million convertible debenture, which converts into a one-third partnership interest in the partnership, and a EUR 0.5 million loan. The debenture is convertible at the Company’s discretion. Telecom Partners currently holds investments in PSINet Europe B.V. and Grapes Communications N.V./S.A., two European telecom service providers.

On January 4, 2004, the Company loaned $0.2 million to ShellCase Ltd.(ShellCase”), the principal business of which is the packaging process of semiconductor chips.

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $37.3 million and $33.4 million, respectively, as of March 31, 2004. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results. In March 2002, some of the covenants in the loan from Leumi were amended to reflect changes in MIRS’ business. In connection with these amendments, the Company agreed that Leumi will have recourse to the Company for an additional $0.5 million beginning in 2006 with respect to the Company’s repayment obligations under the loan.

As of March 31, 2004, the company had $1.9 million in debentures outstanding with interest rates of 7.5% These debentures, which mature in 2005, are secured by $1.9 million in cash held in a secured account.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At March 31, 2004, and December 31, 2003 the amounts outstanding under these loans were $9.1 million and $9.2 million respectively. The loans are dollar linked, mature in up to one year and have interest rates of LIBOR plus 1%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $4.6 million in favor of clients of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. The long-term loans in the amount of $32.8 million mature through 2005-2011.

The weighted average interest rates and the balances of these short-term borrowings at March 31, 2004 and December 31, 2003 were 4.0% on $31.3 million and 3.6% on $27.5 million, respectively.

As of March 31, 2004, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $12.2 million. This includes:

$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

$6.2 million guarantee on indebtedness incurred by Bay Heart ($3.8 million of which is recorded as a liability in the Company’s financial statements) in connection with the development of its property. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

$4.6 million guarantee to Am-Hal tenants as described above.

$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of March 31, 2004, the Company had no open foreign currency forward exchange contracts.

SUBSEQUENT EVENTS

During May 2004, the Company signed an agreement to sell approximately 49% of its holdings in PowerDsine Ltd. (“PowerDsine”) for approximately U.S. $5.7 million, to a third party investment group. Upon the completion of the sale, the Company will recognize a capital gain of approximately U.S. $2.6 million.

The closing of the transaction is subject to certain regulatory approvals and other conditions. Following the completion of the sale, Ampal will hold approximately 3% of PowerDsine’s outstanding share capital on a fully-diluted basis.

On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

1.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority share holder;

2.	Appointing a valuer to carry out a valuation of MIRS Communications Ltd. and of Ampal Communications L.P.‘s holding therein, which will incorporate an inquiry into the way in which MIRS Communications Ltd. has conducted its business up to the present time, including related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

3.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

(a) based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or

(b) based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage and interest; or

(c)        based on the company valuation that will be determined by the valuation specified in Section 2 above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the valuer specified in Section 2 above;

4.	Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority share holder in MIRS Communications Ltd.;

5.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2004, and are sensitive to the above market risks.

During the three months ended March 31, 2004, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2003.

Interest Rate Risks

At March 31, 2004, the Company had financial assets totaling $19.9 million and financial liabilities totaling $138.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2004, the Company had fixed rate financial assets of $10.7 million and variable rate financial assets of $9.2 million. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At March 31, 2004, the Company had fixed rate debt of $16.1 million and variable rate debt of $122.5 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. As of March 31, 204, the Company had no open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.8 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $1.2 million.

Securities Price Risk

The Company’s investments at March 31, 2004, included marketable securities (trading and available-for-sale) which are recorded at fair value of $51.2 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $5.1 million.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings: None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders: None.

Item 5.	Other Information None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

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

Dated: May 13, 2004

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