Form 10-K/A
period 2003-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2004-06-30
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

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

Explanatory Note

As disclosed in the original Form 10-K for the year ended December 31, 2003, Ampal-American Israel Corporation (the “Company”) determined that Granite Hacarmel Investments Ltd. (“Granite”) qualified as a “significant subsidiary” under Reg. S-X 3-09(b)(2). Granite is a foreign business and the due date for filing stand-alone financial statements for Granite is June 30, 2004. Accordingly, we are filing this Form 10-K/A to include the financial statements of Granite Hacarmel Investments Ltd. as part of Item 15 of Part IV of Form 10-K.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Except as otherwise provided herein, the following documents were filed as a part of the Company’s annual report on Form 10-K filed on March 29, 2004 :

(1)	Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Auditors Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as at December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements Supplementary Data:
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

Granite Hacarmel Investments Ltd. 1

Report of Certified Public Accountants

Consolidated Balance Sheets as at December 31, 2003 and 2002.
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

Ophir Holdings Ltd.

Report of Certified Public Accountants

Consolidated Balance Sheets as at December 31, 2003 and 2002.
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

OphirTech Ltd.

Report of Certified Public Accountants

Balance Sheets as at December 31, 2003 and 2002
Statements of Income for the years ended December 31, 2003, 2002 and 2001
Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001 Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

[1]	The Company is filing pursuant to Reg. S-X 3-09(b)(2) the financial statements of Granite as part of this report on Form 10-K/A.

Trinet Venture Capital Ltd.

Report of Certified Public Accountants Balance Sheets as at December 31, 2001 and 2000

Statements of Income for the years ended December 31, 2001, 2000 and 1999 Statements of Shareholders’ deficiency for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

AM-HAL Ltd.
Bay Heart Ltd.
Carmel Container Systems Ltd.
Coral World International Limited
Country Club Kfar Saba Limited
Epsilon Investment House Ltd.
Granite Hacarmel Investments Limited.
Hod Hasharon Sport Center Ltd.
Hod Hasharon Sport Center (1992) Limited Partnership
Renaissance Investment Co. Ltd.
Shmey-Bar Real Estate 1993 Ltd.
Shmey-Bar (I.A.) 1993 Ltd.
Shmey-Bar (T.H.) 1993 Ltd.
Trinet Investment in High-Tech Ltd.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2a.	Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.) (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

2b.	Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

Exhibit 3 - Articles of Incorporation and By-Laws

3a.	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference, File No. 0-5380).

3b.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal’s Form 10-K filed on March 27, 2002).

Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).

4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

Exhibit 10 - Material Contracts

10a.	Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

10b.	Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).

10c.	Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10e.	Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).

10f.	The Company’s 1998 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the 1998 Annual Meeting of Shareholders).*

10g.	The Company’s 2000 Incentive Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders).*

10h.	Amendment to the Company’s 1998 Long Term Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10h to the report on Form 10K. Filed on March 27, 2003)

10i	Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10i to the report on Form 10K filed on March 27, 2003).

Exhibit 11 – Computation of Earnings Per Share

Exhibit 12 – Statement re Computation of Ratios

Exhibit 21 – List of Subsidiaries

Exhibit 23 – Consents of Auditors:

23.1 23.2 23.3 23.4 23.5 23.6 23.7 23.8 23.9 23.10 23.11 23.12 23.13 23.14 23.15 23.16 23.17 23.18 23.19	AM-HAL Ltd.
Ampal-American Israel Corporation
Bay Heart, Ltd.
Carmel Container Systems Ltd.
Coral World International Ltd.
Country Club Kfar Saba Limited
Epsilon Investment House Ltd.
Granite Hacarmel Investment Limited
Hod Hasharon Sport Center Ltd.
Hod Hasharon Sport Center (1992) Ltd. Partnership
Ophir Holdings Ltd.
Ophirtech Ltd.
Renaissance Investment Co. Ltd.
Shmey-Bar Real Estate 1993 Ltd.
Shmey-Bar (T.H.) 1993 Ltd.
Shmey-Bar (I.A.) 1993 Ltd.
Trinet Investment in High-Tech Ltd.
Trinet Venture Capital Ltd.
Granite Hacarmel Investment Limited	E-23.1 E-23.2 E-23.3 E-23.4 E-23.5 E-23.6 E-23.7 E-23.8 E-23.9 E-23.10 E-23.11 E-23.12 E-23.13 E-23.14 E-23.15 E-23.16 E-23.17 E-23.18 E-23.19[2]

Exhibit 31.1 – Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.3

Exhibit 31.4 - Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.3

Exhibit 32 – Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 3

* Management contract, compensatory plan or arrangement.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended at December 31, 2003.

[2]	In connection with the filing of the financial statements of Granite for the fiscal year ended December 31, 2003 with this report on Form 10-K/A, the Company is filing a consent of the auditors of Granite as Exhibit 23.19 to this report on Form 10-K/A.

[3]	The certifications are being filed pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934 as exhibits to this report on Form 10-K/A.

Granite Hacarmel Investments Limited
and  its Subsidiaries

Financial Statements

as at December 31, 2003

Granite Hacarmel Investments Limited and its Subsidiaries

Financial Statements – December 31, 2003

      Somekh Chaikin

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS OF
GRANITE HACARMEL INVESTMENTS LIMITED

We have audited the accompanying consolidated balance sheets of Granite Hacarmel Investments Limited and its subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statement of the following affiliates:

—	Nitzba Holdings 1995 Ltd. (“Nitzba”), a 10 percent owned investee company, in respect to which the Company’s investment was NIS 75,400 thousands as of December 31, 2003 and the Company’s equity in its losses was NIS 9,900 thousands for the year then ended. Those financial statements were prepared on the basis of generally accepted accounting principles in Israel (” Israeli GAAP”).

—	L.D.I. Leasing Dynamics International Ltd. (“LDI”), a 25 percent owned investee company, in respect to which the Company’s investment was NIS 9,200 thousands and NIS 9,900 thousands as of December 31, 2003 and 2002, respectively and the Company’s equity in its losses was NIS 700 thousand and 1,000 thousands for the years ended December 31 2003 and 2002, respectively. Those financial statements were prepared on the basis of Israeli GAAP.

—	Oganim Beyarok Ltd (“Oganim”)., a 50 percent owned investee company, in respect to which the Company’s excess of accumulated losses over the cost of investments was NIS 300 thousands and NIS 140 thousands as of December 31, 2003 and 2002, respectively and the Company’s equity in its losses was NIS 1,000 thousand and NIS 2,300 thousands for the years ended December 31, 2003 and 2002, respectively. Those financial statements were prepared on the basis of Israeli GAAP with reconciliation from Israeli GAAP to generally accepted accounting principles in the United States (” U.S. GAAP”).

The financial statements of the affiliates referred above were audited by other auditors whose reports thereon were furnished to us, and our opinion, insofar as it relates to the amounts included for Nitzba and LDI, before conversion to U.S. GAAP and to Oganim for both Israeli GAAP and conversion to U.S GAAP, is based solely on the said reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulation (Manner of Auditor’s Performance) 1973 and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits (which include procedures relating to the adjustments to convert information with respect to Nitzba and LDI as reported under Israeli GAAP to amounts reported under generally accepted accounting principles in the United States) provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years, in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in Israel.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature of such differences is presented in Note 32 to the consolidated financial statements.

As explained in Note 2, the above mentioned consolidated financial statements are stated in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with opinions of the Institute of Certified Public Accountants in Israel.

As discussed in Note 28.B.2 to the financial statements there are few claims against consolidated companies which the court has been asked to recognize as class actions and other claims against consolidated companies claiming that their agreements with their customers are restrictive trade arrangements.

Somekh Chaikin
Certified Public Accountants (Israel)

Haifa Israel, March 25, 2004

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated balance sheets as at December 31

Adjusted to NIS of December 2003

		2003	2002

	Note	NIS thousands	NIS thousands

Current assets

Cash and cash equivalents	5	7,479	33,249	*
Marketable securities		2,927	17,265
Trade receivables	6	965,614	1,017,645	*
Other receivables	6	71,737	125,388	*
Receivables for work in progress	6	14,443	17,068
Inventories	7	195,842	213,579
Affiliated company designated for sale	8	12,516	-

		1,270,558	1,424,194

Non-current inventories	7	110,981	117,786

Investments, loans and long-term receivables

Affiliated companies and other investments	8	130,504	160,413	*
Long-term loans and receivables	9	129,837	130,123	*

		260,341	290,536

Fixed assets, net	10	1,186,561	1,220,507

Other assets	11	209,049	149,577	*

		3,037,490	3,202,600

* Reclassified

          The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated balance sheets as at December 31

Adjusted to NIS of December 2003

		2003	2002

	Note	NIS thousands	NIS thousands

Current liabilities

Credit from banks and others	12	1,322,402	1,125,784
Trade payables	13	189,090	185,852	*
Other payables	14	195,788	180,035

		1,707,280	1,491,671

Long-term liabilities

Long-term loans	15	720,083	923,945	*
Customers’ deposits	16	58,102	61,050
Liabilities for severance pay, net	17	22,835	28,861
Deferred taxes	26	68,585	63,620

		869,605	1,077,476

Minority interests		8,133	7,774

Collateral, commitments and contingent liabilities	28

Shareholders’ equity	19	452,472	625,679

		3,037,490	3,202,600

* Reclassified

Prof. I. Borovich – Chairman of the Board          _____________________

 A. Sagis – President and Chief Executive Officer            ___________________________

J. Frohlich – Executive Vice President and Chief Financial Officer             __________________________

Date of approval of statements:  March 25, 2004

The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated statements of income for the year ended December 31

Adjusted to NIS of December 2003

		2003	2002	2001

	Note	NIS thousands

Sales		4,263,369	4,274,194	4,030,096
Less: Government imposts		1,376,296	1,380,089	1,338,992

Net sales	20	2,887,073	2,894,105	2,691,104
Cost of sales	21	2,127,117	2,134,658	2,047,482

Gross profit		759,956	759,447	643,622

Selling and marketing expenses	22	500,843	480,784	400,227
General and administrative expenses	23	154,012	109,968 *	90,056 *

		654,855	590,752	490,283

Income from operations		105,101	168,695	153,339

Financing expenses, net	24	(130,505)	(85,137)	(75,622)
Other (expenses) income, net	25	(62,167)	(23,830)	9,825

		(192,672)	(108,967)	(65,797)

(Loss) Income before taxes on income		(87,571)	59,728	87,542
Taxes on income	26	9,628	(28,109)*	(36,270)*

(Loss) Income after taxes on income		(77,943)	31,619	51,272
Company’s share in results of affiliated companies, net		(17,189)	(5,184)	5
Minority interest in the results of subsidiaries		(914)	(2,268)	(1,761)

Net (loss) income for the year		(96,046)	24,167	49,516

Net (loss)earnings per NIS 1 par value of ordinary shares (in NIS):	19
Primary and diluted (loss) income		(0.7)	0.17	0.36

Number of shares of NIS 1 par value each used in the calculation (in thousands)		137,770	138,381	138,720

* Reclassified

The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated statements of changes in shareholders’ equity

Adjusted to NIS of December 2003

	Share capital	Premium on shares	Less Company shares held by a subsidiary	Dividend declared subsequent to balance sheet date		Retained earnings	Total

	NIS thousands

Balance as at January 1, 2001	269,295	274,365	(3,603)	-		143,001	683,058

Changes in 2001:

Net income for the year	-	-	-	-		49,516	49,516
Dividend paid		-	-	-		(124,944)	(124,944)
Acquisition of Company’s shares by a subsidiary	-	-	(280)	-		-	(280)

Balance as at December 31, 2001	269,295	274,365	(3,883)	-		67,573	607,350

Changes in 2002:

Net income for the year	-	-	-	-		24,167	24,167
Dividend declared	-	-	-	77,009	*	(77,009)*	-
Acquisition of Company’s shares by a subsidiary	-	-	(5,838)	-		-	(5,838)

Balance as at December 31, 2002	269,295	274,365	(9,721)	77,009		14,731	625,679

Changes in 2003:

Net loss for the year	-	-	-	-		(96,046)	(96,046)
Dividend paid	-	-	-	(77,161)		-	(77,161)
Erosion of dividend paid	-	-	-	152		(152)	-

Balance as at December 31, 2003	269,295	274,365	(9,721)	-		(81,467)	452,472

*Reclassified

The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated statements of cash flows for the year ended December 31

Adjusted to NIS of December 2003

	2003	2002	2001

	NIS Thousands

Cash flows from operating activities
Net (loss) income	(96,046)	24,167	49,516
Reconciliations required to present cash flows from operating activities (A)	232,622	118,362	123,350

Net cash provided by operating activities	136,576	142,529	172,866

Cash flows from investing activities
Acquisition of fixed assets	(102,357)	(112,890)	(99,600)
Proceeds from the sale of fixed assets	12,274	12,750	4,745
Proceeds from the sale of investments in companies presented by equity method	-	20	-
Investments in long-term loans	(17,195)	(53,267)*	(9,760)
Collection of long-term loans	73,460	29,574	22,196
Investments in other assets and deferred expenses	(51,123)	(33,365)	(36,990)
Acquisition of affiliated companies’ shares	(646)	(1,617)*	(10,999)
Sale of marketable securities, net	19,436	2,594	914
Investments in companies carried at cost	(77)	(72)	-
Acquisition of subsidiary’s shares	-	(17,423)	(71,548)
Investment in capital note of affiliated company	-	(6,114)	-
Acquisition of initially consolidated companies(B)	138	(2,434)	(426,726)
Proceeds from the sale a previously consolidated company (C)	-	(5,480)	(5)

Net cash used in investing activities	(66,090)	(187,724)	(627,773)

Cash flows from financing activities
Dividend paid	(77,161)	-	(124,944)
Dividend to minority shareholders in subsidiaries	(555)	(893)	(1,613)
Short-term credit from banks and others, net	107,946	(221,810)	61,973
Receipt of long-term loans	10,492	371,277	548,974
Repayment of long-term loans	(137,298)	(85,629)	(3,054)
Deposits received from customers	2,170	1,452	2,518
Deposits refunded to customers	(1,850)	(873)	(1,027)
Repayment of debentures	-	(14,249)	(14,672)
Acquisition of Company’s shares by subsidiary	-	(5,838)	(280)
Proceeds from the issuance (redemption) of capital note	-	(615)	652

Net cash (provided by) used for financing activities	(96,256)	42,822	468,527

(Decrease) increase in cash and cash equivalents	(25,770)	(2,373)	13,620
Cash and cash equivalents at beginning of year	33,249	35,622	22,002

Cash and cash equivalents at end of year	7,479	33,249 *	35,622

          * Reclassified

          The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated statements of cash flows for the year ended December 31

Adjusted to NIS of December 2003

		2003	2002	2001

		NIS Thousands

(A)	Reconciliations required to present cash flows from operating activities
	Income and expenses not requiring cash flows
	Depreciation and amortization, net	128,820	118,773	100,803
	Deferred taxes, net	(31,396)	(10,987)*	9,108 *
	(Decrease) increase in liabilities for severance pay, net	(7,478)	(8,527)	14,151
	Minority interest in income of subsidiaries	914	2,268	1,761
	Group’s share in undistributed losses of affiliated companies, net	17,492	6,597	2,129
	Capital (gains) losses	(1,408)	9,404	427
	Erosion of long-term loans, debentures and capital notes issued	5,044	(8,983)	1,987
	Erosion of loans granted	(267)	(5,346)	(3,624)
	(Increase) decrease in value of marketable securities, net	(5,098)	8,143	(8,068)
	Erosion and write-off of customers deposits	(3,268)	(3,835)	821
	Decrease in value of investments in affiliated company and other companies, net	3,347	20,014	5,850
	Decrease in value of fixed assets	35,480	-	-
	Gain from decrease in percent ownership in an affiliated company	-	(629)	-
	Loss (profit) from the sale of investments in subsidiary	-	21	(151)
	Changes in assets and liabilities:
	Decrease (increase) in trade receivables, notes and long-term checks for collection and receivables for work in progress	26,199	(74,520)*	112,904 *
	Decrease (increase) in other receivables	17,912	(23,462)	(36,909)
	Decrease (increase) in inventories and non-current inventories	24,542	68,343	(2,839)
	Increase (decrease) in trade payables	939	20,530 *	(46,823)*
	Increase (decrease) in other payables	20,848	558	(28,177)

		232,622	118,362	123,350

(B)	Acquisition of initially consolidated companies
	Working capital (excluding cash and cash equivalents)	19,216	(3,363)	(141,246)
	Fixed assets	(17,431)	(1,384)	(404,436)
	Long-term liabilities, net	-	15	62,943
	Investment in affiliated company	(1,647)	2,812	-
	Goodwill created at the time of acquisition	-	(514)	(881)
	Minority rights on the date of the acquisition	-	-	56,894

		138	(2,434)	(426,726)

(C)	Proceeds from the sale of investment in a previously consolidated company
	Working capital (excluding cash and cash equivalents)	-	(7,314)	(1,373)
	Fixed and other assets	-	2,526	431
	Long-term (liabilities) receivables, net	-	(343)	117
	Goodwill	-	-	267
	Minority rights on date of sale	-	(328)	402
	Capital (loss) gain from sale of investment in subsidiary	-	(21)	151

	Proceeds from sale of subsidiary	-	(5,480)	(5)

	* Reclassified

               The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Consolidated statements of cash flows for the year ended December 31

Adjusted to NIS of December 2003

(D)     Non-cash items:

	2003	2002	2001

	NIS Thousands

Conversion of trade receivables to long-term loans	13,294	16,823	2,725

Acquisition of fixed assets against suppliers credit	2,247	356	1,318

Acquisition of other assets on credit	-	3,775	9,049

Minority interest in dividend declared by subsidiary	-	65	364

The notes to the financial statements are an integral part thereof.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 1 -		General

A.	Granite Hacarmel Investments Ltd. (hereinafter: “the Company”) (Public Company 520037177) and its subsidiaries are engaged mainly in the following branches:

	1.	Purchasing locally and importing fuel products and liquefied petroleum gas (lpg), their marketing and distribution, among public filling stations and to others.

	2.	The production and marketing of paints, coatings, chemicals and other related products.

	3.	Engineering planning, construction and operation of plants and systems for water enhancement and desalination.

	4.	Investment in real estate for rent.

	5.	Participation in oil and gas exploration.

B.	In these financial statements -

	1.	Subsidiaries –Companies, including partnerships, whose statements are directly or indirectly consolidated with those of the Company.

	2.	Proportionally consolidated subsidiaries – Companies, including partnerships or joint ventures, whose statements are directly or indirectly partially consolidated with those of the Company

3.

Affiliated companies – Companies, including partnerships, excluding subsidiaries and/or proportionally consolidated subsidiaries, where the Company’s investment in them is included, directly or indirectly in its financial statements by the equity method.

	4.	Investee companies – Subsidiaries or proportionally consolidated subsidiaries or affiliated companies.

	5.	Group – The Company and its investee companies.

	6.	Related Parties – Within the meaning of Pronouncement 29 of the Institute of Certified Public Accountants in Israel.

	7.	Interested Parties - Within the meaning of sub-paragraph 1 of the definition of “Interested party” in the Corporation as per paragraph 1 of the Securities Law.

	8.	Controlling Parties – Within the meaning of the Securities Regulations (Presentation of Transactions between a Corporation and Controlling Party in its Financial Statements) – 1996.

	9.	Index – The consumer price index as published by the Central Bureau of Statistics.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles

A.	Principles of adjustment and consolidation of financial statements

	1.	Financial statements in adjusted values

		a.	The Company and the companies in the Group prepare their financial statements on the basis of the historical cost convention adjusted for changes in the general purchasing power of the shekel

b.

The adjusted values of the non-monetary assets do not necessarily  represent the value of those assets in the market or to the business, but only their cost adjusted for changes in the purchasing power of the shekel.

		c.	The term “cost” in these financial statements means adjusted cost unless stated otherwise.

		d.	All the comparative data for previous periods (including the amounts of monetary items) are presented after being adjusted to the index of the end of the current reporting period.

	2.	Balance Sheet

		a.	Non-monetary items have been adjusted for changes in the consumer price index since their acquisition or creation until the balance sheet month.

The items treated as non-monetary items are mainly fixed assets and accumulated depreciation thereon, investments carried at cost, inventories which are not inventories of fuel (see Note 2(c).(2), other assets and amortization thereon, share capital and capital reserves.

		b.	The balance sheet value of the investments in investee companies was determined on the basis of the adjusted statements of those companies.

		c.	Deferred taxes, net, are calculated on the basis of the adjusted data

		d.	Monetary items are presented in the adjusted balance sheet at their nominal value.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

A.	Principles of adjustment and consolidation of financial statements (contd.)

	3.	Statement of income
Items of the profit and loss have been adjusted to changes in the consumer price index as follows:

a.

Amounts relating to non-monetary items in the balance sheet (such as depreciation and amortization, changes in inventories, prepaid expenses and deferred income, etc) or to provisions included in the balance sheet (such as severance and vacation pay) have been adjusted on the basis of the specific indices in accordance with the adjustment of the corresponding balance sheet item.

b.

Other elements of the statement of income (such as sales, purchases and other current costs) excluding the financing item, net, have been adjusted on the basis of the indices for the months of the relevant transactions.

c.

The financing item expresses financing income and expenses in real terms, the erosion of monetary items during the year, profits and losses from realizing and revaluing marketable securities, and profits and losses from derivative financial instruments.

d.

The share in the results of operations of unconsolidated investee companies  and the minority interest in the results of the operations of subsidiaries, were determined on the basis of the adjusted statements of the investee companies.

e.

Current taxes are comprised of payments on account during the year, plus amounts payable as of the balance sheet date (or less amounts claimed as a refund as of the balance sheet date). The payments on account have been adjusted on the basis of the index at the time of each payment, while the amounts to be paid (or claimed as a refund) are included without adjustment.  Therefore, current taxes also include an expense resulting from the erosion in the value of the advances on account of the tax from the date of payment to the balance sheet date.

Deferred taxes – See Note 2.I. below.

	4.	Statement of changes in shareholders’ equity

A dividend declared and actually paid during the year of account has been adjusted on the basis of the index at the time of actual payment. A dividend which was declared/proposed during the year of account and not yet paid as of the balance sheet date has been included without adjustment.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

A.	Principles of adjustment and consolidation of financial statements(contd.)

	5.	Consolidation of financial statements

a.

The Company’s consolidated financial statements include the statements of the  Company and those of companies under its control. The list of the main companies whose statements are included in the consolidated statements and the ownership share and control therein, appear in an appendix to the financial statements.

Regarding companies initially consolidated, as well as companies consolidated in the past and not included in the consolidation in the year of account – see Note 3.

		b.	Significant intercompany balances and transactions among consolidated companies and profits from sales between the companies which have not yet been realized outside the Group have been cancelled.

		c.	The Company’s shares which were acquired by a subsidiary are presented using the “treasury stock method”.

		d.	1.

The excess cost of the Company’s investments in subsidiaries – not related to specific assets and identified liabilities (“goodwill”) is included in “other assets” and depreciated by the straight line method over a period of 10 years.  The excess value of assets purchased over and above the cost of the investments in the investee companies – is first deducted from intangible assets.  The excess negative cost remaining after apportioning it to intangible assets was deducted from non-monetary assets proportionally to the fair value of these assets according to the Company’s share.  The balance was set-off from the “Other assets” and amortized by the straight line method over a period of 10 years.

			2.	Excess cost related to assets and liabilities is recorded in the relevant items in the balance sheet.

B.	Investments in Companies

	1.	Investments in investee companies

		a.	Investments in investee companies are presented by the equity method less a provision for a decline in the value when required (see also Note 2(q)).

The investee companies including investments in a number of investee companies which are inactive and/or insignificant and which as a result were not consolidated and are presented at cost which does not exceed their fair value.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

B.	Investments in Companies (contd.)

	1.	Investments in investee companies (contd.)

The Company periodically reviews its investments to determine whether any of them have suffered a decline in value which is other than temporary.  This review is made when there are indications, including such factors as a decline in share prices on the stock exchange, ongoing losses in investee companies, the business sector in which it operates, the value of goodwill included in the investment and other factors which indicate that the value of such investments may have been adversely affected.

The writedown of  such investments to their adjusted values which, according to the Company’s management, is based on a review of the relevant factors, their importance, and their not being of a temporary nature, is reflected in the statement of income in Other expenses.

		b.	Amortization of goodwill - See also Note 2(a)(5) above.

c.

The Company’s investments in capital notes of investee companies are presented in the Company’s financial statements in accordance with the Securities Regulations (Presentation of Transactions between a Corporation and a Controlling Shareholder therein in the Financial Statements) – 1996.

		d.	A list of the main investee companies is included in an appendix to the financial statements.

	2.	Investments in other companies
Investments in other companies are included at cost unless there was a decline in their value which is not of a temporary nature (See also Note 2(b)(1)(a) above).

C.	Valuation of Inventories

	1.	Fuel inventories
The main part of the fuel inventories consists of Security inventories.

The Security inventories are held in separate sealed containers and presented as Non-current inventories. The security inventories are stated at cost according to the exchange rate of  the dollar (the current rate) or the exchange rate  determined by the Fuel Authority if it is lower than the current rate. Regardless, the recovery of the value of the inventories is guaranteed by the State by determining its recovery value based on the exchange rate at the time of the sale.

The commercial inventories are presented at the lower of cost or market. Cost is determined by the “first in – first out” method.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

C.	Valuation of Inventories (contd.)

	2.	Other inventories
		a.	Inventories of luboils, spare parts and others are presented at the lower of cost or market. Cost is determined by the moving average method.

		b.	Inventories of paints are presented at the lower of cost or market. Costs are determined mainly as follows:
Raw and packaging materials - by the moving average method.
Finished goods - by a standard price based on calculated production costs which include raw materials, packaging materials, salaries and related expenses and other expenses.
Work in progress – on the basis of the raw materials plus calculated production costs.
Purchased goods – by the moving average method.

D.	Fixed assets

Fixed assets are presented at cost less accumulated depreciation (cost – plus excess costs relating to specific assets). Improvements and refinements are charged to the cost of the assets while maintenance expenses and repairs are charged as incurred to the statement of income. Depreciation is calculated by the straight line method at annual rates based on their estimated useful lives.  Capitalization of credit costs – see Note 2(n) below.

Annual rates of depreciation are:

%

Buildings (including temporary buildings and buildings for leasing)	2-10
Machinery and equipment	5-33	(mainly 10-15)
Vehicles	15-20
Computers	20-33
Office furniture and equipment	6-20
Leasehold improvements	over the period of lease which does not exceed the economic life of the asset

Excess costs relating to specific assets are depreciated according to the estimated balance of the period of use of the assets to which they relate.
Amortization of leasehold rights are over the period of the lease.
Depreciation of buildings on leased land is over the period of the lease.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

E.	Other assets

Other assets are presented at cost and amortized at annual rates from the start of their utilization as follows:
Deferred rental – over the period of the lease at equal annual rates.
Goodwill – see Note 2(a)(5).
Distribution rights – over 20 years or according to the period of the agreement.
Delivery rights – over 10 years or according to the period of agreement.
Others– over the period of the expected benefit.

F.	Foreign currency and linkage

Assets (excluding securities) and liabilities in foreign currency or linked to it, are included at rates of exchange in effect on the balance sheet date.
Assets (excluding securities) and liabilities linked to the consumer price index are included according to the linkage terms applying to each balance.

Data on the consumer price index and rates of exchange:

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	% change 2003	% change 2002	% change 2001

Consumer price index-
In points	112.95	115.12	108.1	(1.9)	6.5	1.4

Representative rate of exchange of the US dollar	4.379	4.737	4.416	(7.6)	7.3	9.3

G.	Marketable securities

Marketable securities held as short term investments are presented on the basis of their realizable value on the stock exchange as of the balance sheet date.
Marketable securities which are permanent investments are presented at cost less a provision for a decline in their value which is other than a temporary nature (see also Note 2(b)(2) above).
Changes in the value of securities are fully reflected in the statement of income.

H.	Provision for doubtful debts

The financial statements include a provision for doubtful debts which adequately reflect, according to management’s evaluation, the loss inherent in debts whose collection is in doubt.  The provision for doubtful debts includes specific provisions. Management, in determining the adequacy of provisions, considered, inter alia, information available regarding the financial condition of customers, the extent of their operations and an evaluation of the collateral received from them.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

I.	Deferred taxes

The companies in the Group apportion taxes as a result of temporary differences. Temporary differences are differences between the value for tax purposes of assets and liabilities and their book value.  The said apportionment is made on account of differences relating to assets whose usage or expense are recognized for tax purposes.

The balance of deferred taxes (asset or liability) is calculated by the liability method at tax rates which are expected to be in effect when the deferred taxes will be utilized, using tax rates and tax laws which were legislated or whose legislation was completed as of the balance sheet date.

The main factors in respect of which deferred taxes have not been calculated are:
1.

Amounts of adjustment for the changes in the purchasing power of the shekel relating mainly to buildings and private vehicles according to rules set forth by the Institute of Certified Public Accountants in Israel.

	2.	Investments in investee companies, as it is the Company’s intention to hold these investments rather than sell them.
	3.	Tax benefits receivable for timing differences where the possibility of realizing the benefit is uncertain.

J.	Recognition of revenues

	1.	Sales of products – revenues from the sales of products are recorded at the time of delivery to customers with the transfer of the main risks and benefits related to the ownership of the product sold.

	2.	Rental income – rental income is recorded over the period of the agreement proportionally to the relevant period.

	3.	Income from work in progress– in accordance with Accounting Standard No. 4, income from work in progress is recorded using the percentage of completion method.

The periodic reporting of income and costs deriving from building projects encompasses the full turnover, including those for which at the time of the report, it is not possible to estimate their expected profit, but for which it is possible to determine the anticipated repayment of the costs already incurred.  In such instances, the full amount of such costs incurred are posted to the statements of income against revenues up to the amount of the said cost (hereinafter: “Zero profit margin”).

In those cases where a loss is expected from a project a full provision for the expected loss as of the project’s completion is recorded.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

K.	Provision for linkage differences on customers’ deposits

Supergas, a subsidiary, is obligated by law to pay customers who terminate their gas purchasing agreement  an amount equal to the latest approved deposit authorized by the Ministry of Industry and Trade, plus linkage differences from the date of the last approval until the actual payment date. The liability, included on the basis of the present value is determined according to the actual liability as mentioned above.  The provision for this liability is made on a present value basis.

L.	Earnings per share

Earnings per share is calculated in accordance with Pronouncement 55 of the Institute of Certified Public Accountants in Israel.

In calculating the primary earnings per share, the convertible securities issued by the Company were taken into account if there is a likelihood of their conversion or realization in accordance with the tests set forth in the Pronouncement.

In calculating diluted earnings per share, convertible securities issued by the Company and its investee companies which were not included in calculating the primary earnings per share were taken into account, provided that their conversion or realization does not result in an increase in earnings per share (anti-dilutive effect).

M.	Use of estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management applies estimates and evaluations which affect the reported amounts of assets and liabilities, the disclosure regarding contingent assets and liabilities and also the amounts of income and expenses recorded in the reporting period.  Actual results may differ from these estimates.

N.	Capitalization of credit costs

The Company capitalizes credit costs in accordance with Accounting Standard No. 3 which relates to “capitalization of credit costs”.  According to this Standard, specific credit costs and non-specific credit costs should be capitalized to eligible assets.  The credit costs which are non-specific are capitalized to that investment or that part of it which was not financed by specific credit, while applying a rate which is a weighted average of the cost for those sources of financing whose costs were not capitalized on a specific basis.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

O.	Presentation of transactions between the Company and a controlling party

Transactions between the Company and a controlling party in the Company are presented according to the Securities Regulations (Presentation of Transactions between a Company and a Controlling Party in the Financial Statements) – 1996.

P.	Derivative financial instruments

Forward currency transactions – derivative financial instruments not for hedging purposes are presented in the balance sheet at their fair value.  Changes in fair value are posted to the financing item in the statement of income.  Results of derivative financial instruments which are intended for hedging are posted to the statement of income concurrently with posting the results of the hedged item.

Q.	Decline in value of assets

The Company adopted Accounting Standard No. 15 – Decline in the Value of Assets (hereinafter: “the Standard”).  The Standard sets forth procedures which the Company must implement in order to ensure that the assets in its consolidated balance sheet (to which the Standard applies), will not be presented at an amount exceeding their recoverable value, which is the higher of the net selling price and the usage value (the present value of the expected cash flows expected to result from the use of an asset and its realization).

The Standard applies to all assets in the consolidated balance sheet excluding tax assets and monetary assets (apart from monetary assets which are investments in investee companies that are not subsidiaries).  In addition the Standard stipulates the rules of presentation and disclosure regarding assets whose value declined.  Where the value of an asset in the consolidated balance sheet exceeds its recoverable amount,  the Company recognizes a loss from the decline in the value in the amount of the difference between the book value of the asset and its recoverable amount. The loss recognized will be cancelled only if there are changes in the estimates used in determining the recoverable amount of the asset from the last date in which the loss from the decline in value was recognized.

In September 2003, the Israeli Accounting Standards Board published Clarification No. 1 regarding the accounting treatment for a decline in the value of an investment in an investee company which is not a subsidiary (hereinafter: “the Clarification”). The Clarification stipulates that during periods subsequent to the period in which the provision for the decline in the value of an investee company which is not a subsidiary was first recorded, the investment in the investee company must be presented at the lower of the recoverable amount and the amount of the investment using the equity method, where the recoverable amount is calculated for every reporting period in which there are indications that there is a change in the recoverable amount.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -	Reporting rules and accounting principles (contd.)

R.	Environmental costs

Current operating  and maintenance costs of facilities used  to prevent pollution of the environment and expected provisions for costs relating to restoring the environment, resulting from current operations or past operations, are charged to the statement of income. The costs of establishing facilities to prevent environmental pollution, which increase the life or efficiency of a facility or reduce or prevent environmental pollution, are charged to the cost of the fixed assets and depreciated according to the depreciation policy of the Company.

S.	Disclosure of the effects of new accounting standards during the period prior to their implementation

	a.	In October 2001, the Israel Accounting Standards Board published the following two Standards:
(1)

Accounting Standard No. 12 regarding “The discontinuance of adjustment of financial statements”.  According to this standard the adjustment of financial statements for the effect of changes in the general purchasing power of the Israeli currency will be discontinued as of January 1, 2003.

In December 2002 the Israeli Accounting Standards Board published Accounting Standard No. 17 which stipulated that the implementation of Accounting Standard No. 12 will be postponed to January 1, 2004.  Therefore, the adjustment of financial statements will be discontinued as of January 1, 2004.

The Company will continue to prepare adjusted statements according to Pronouncement 36 of the Institute of Certified Public Accountants in Israel until December 31, 2003. The adjusted amounts included in the financial statements as of December 31, 2003 will serve as a starting point for nominal financial reporting beginning January 1, 2004.  Implementation of Accounting Standard No. 12 is liable to have significant effects on the business results reported by the Company. The extent of the effects depends on the rates of inflation, the composition of assets and the sources of the Company’s financing.

(2)

Accounting Standard No. 13 regarding “The effects of changes in the rates of exchange of foreign currency”.  The standard deals with the translation of transactions in foreign currency and the translation of financial statements of foreign operations for their inclusion in the reporting corporation’s financial statements. The Standard replaces the provisions of clarifications 8  and 9 to Pronouncement 36 of the Institute, which will be cancelled when Accounting Standard No. 12 described above, goes into effect.  Management estimates that the implementation of the Standard will not have a significant effect on the Company’s financial condition and on the results of its operations.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 2 -    Reporting rules and accounting principles (contd.)

T.	Disclosure of effects of new accounting standards during the period prior to their implementation (contd.)

3.

In March 2004, the Israel Accounting Standard Board published Accounting Standard No. 20 which relates to the period of amortizing goodwill (hereinafter: “the Standard”).  The Standard stipulates that goodwill will be amortized over its expected useful life in a methodical manner.  The period of amortization should reflect the best estimate of the period in which future economic benefits should result to the entity.  The period of amortization is not to exceed 20 years from the date of its first recognition.

The Standard will apply to financial statements for periods beginning on January 1, 2004 or thereafter.

The change in the period of amortization of goodwill balances as of January 1, 2004 will be treated as a change in a prospective estimate (“from here on”).  Balances of goodwill as mentioned, will be amortized in a methodical manner over the balance of the period remaining to complete the said amortization period.

In the Company’s management’s opinion implementation of the new Standard will not have a significant effect on the Company’s financial condition and on its results of operations.

Note 3 - Consolidated financial statements

Initially consolidated companies

During the current year the financial statements of Kleeson Holdings (1999) Ltd. were consolidated for the first time.

Following are amounts included in the consolidated financial statements (prior to the increase in the rate of holding the company was presented by the equity method).

	Date of acquisition of control	December 31, 2003 and the period from the acquisition up to the above date

	NIS thousands

Balance sheet
Cash and cash equivalents	138	51
Working capital (excluding cash and cash equivalents), net	(19,216)	(19,467)
Fixed assets, after deducting accumulated depreciation	17,431	17,492
Investment in affiliated company	(1,647)	-

Statement of income
Expenses and costs	-	(131)

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 4 -	Accounting with the Fuel Authority and government control in the energy sector – Sonol

1.

Amounts due to or from the Fuel Authority, the government agency responsible for supervision of the fuel market in Israel, to the extent still provisional, are included in the accounts each year according to estimates prepared by Sonol Israel Ltd.’s management (hereinafter: “Sonol”), a subsidiary, based on past experience.  Differences arising as a result of changes in the estimates are reflected in the results of the period of account in which they are determined.

2.

All the costs and expenses related to  the holding of Security inventories, are fully recoverable from the government. Costs of holding Commercial inventories are on Sonol’s account with all the attendant risks.

3.	The sales prices of 95 and 96 octane gasoline at the public filling stations are subject to government control.

Note 5 –   Cash and cash equivalents

Consist of:

	December 31

	2003	2002

	NIS thousands

In local currency	5,637	7,916	*
In foreign currency**	1,842	25,333

	7,479	33,249

Cash equivalents – bank deposits, whose maturities at the time of the deposit, did not exceed 3 months.

*   Reclassified
** Mainly in US dollars.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 6 –   Trade and other receivables

  Consist of:

		December 31

		2003	2002

		NIS thousands

(1)	Trade receivables:
	Customers – open accounts	714,253	761,964	*
	Income receivable	19,800	18,665	*
	Checks and notes receivable	204,622	158,715
	Credit card companies	100,115	109,894
	Current maturities of long-term loans granted	30,204	23,091
	Less provision for doubtful debts	(103,380)	(54,684	)*

		965,614	1,017,645

(2)	Other receivables:
	Fuel Authority	4,212	4,861
	Government agencies	424	1,114
	Income receivable	963	881
	Income tax receivable	4,383	12,085
	Employees	1,188	821
	Prepaid expenses	10,435	17,274	*
	Deferred taxes, net**	33,896	31,823	*
	Current maturities of long-term receivables	-	38,349
	Others	16,236	18,180

		71,737	125,388

(3)	Receivables for work in progress:
	Income receivable	62,114	63,768
	Less receipts on account of work in progress	47,671	46,700

		14,443	17,068

(4)	For credit risks see Note 28e.

	* Reclassified
	** See Note 26

Note 7 –   Inventories

   Consist of:

	December 31

	2003	2002

	NIS thousands

Crude oil and raw materials	48,184	42,021
Finished goods	234,055	268,593
Auxiliary materials	12,933	14,932
Goods in process	6,574	5,819
Inventory of work in process, net (1)	5,077	-

	306,823	331,365
Less non-current inventories (2)	110,981	117,786

	195,842	213,579

(1) Inventory of work in process	57,879	51,150
Less amount reflected in the statement of income	52,802	51,150

	5,077	-

(2) See Note 2.c.1

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 8 –   Investee companies and other investments

	December 31

	2003	2002

	NIS thousands

Affiliated companies and others:

Investments in affiliated companies

Balance of investments as at December 31, 1991	12,575	12,575

Changes as of January 1, 1992:
Cost of shares**	146,693	146,047	*
Share in accumulated net losses	(47,814)	(31,969	)*
Write-down of investment	(15,152)	(17,071)
Long-term loans to affiliated companies (1)	11,261	12,392	*
Investment in capital notes of affiliated company (2)	6,936	6,114
Classification to current assets (3)	(12,516)	-
Presented in reserve for losses	1,530	145

	103,513	128,233
Investment in shares on the cost basis after write down to recoverable value (4)	26,991	32,180

	130,504	160,413

* Reclassified
** Including goodwill not yet fully amortized:

Original amount	16,281	16,281

Balance	10,150	11,962

Securities listed for trading on the Tel Aviv Stock Exchange:

Affiliated companies:

Book value	75,437	83,396

Stock exchange value	28,381	19,796

Companies at cost:

Book value	3,369	4,294

Stock exchange value	7,580	7,437

(1)	The loans are index linked and bear interest at the rate of 0%-10% with no due date but not prior to January 1, 2005.
(2)	Permanent capital notes issued by a limited partnership are unlinked and non-interest bearing.
(3)	In January 2004, after signing MOU at December 2003, a subsidiary sold all its holdings in an affiliated company.
(4)	In 2003 a provision for a decline in the value of the investments of NIS 5,266 thousand was included. See also Note 25.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 8 –   Investee companies and other investments (contd.)

          Changes in investment in affiliated companies:

NIS thousands

Balance as at January 1, 2003	128,233
Changes during the year:
Investment in shares	646
Investment in capital notes	822
Repayment of loans, net	(1,131)
Initial consolidation of former affiliated company (See Note 3)	1,647
Share in losses, net	(17,189)
Reclassification of writedown of investment in affiliated company to equity losses	1,919
Dividend during the year of report	(303)
Reclassification to current assets	(12,516)
Changes in reserve for the losses	1,385

Balance as at December 31, 2003	103,513

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 9 –   Loans and long-term receivables

A.	In consolidated balance sheet comprised as follows:

	December 31
	2003	2002

	NIS thousands

Loans to customers (1)	141,910	148,775	*
Other loans	5,390	1,872	*

	147,300	150,647
Less current maturities	30,204	23,091

	117,096	127,556

Other receivables (2)	-	38,349	*
Checks and notes for collection	12,741	2,567	*
Less current maturities	-	(38,349)

	12,471	2,567

	129,837	130,123

Dates of repayment of loans:
Current maturities	30,204
Second year	21,253
Third year	18,967
Fourth year	10,825
Fifth year	9,068
Sixth year and thereafter or without due date	56,983

	147,300

* Reclassified

(1)	December 31, 2003 – less provision of NIS 1,624 thousand for the difference between the interest stated in the loan and market interest on the date of granting the credit to the customer.
(2)

Balance of long-term receivables in the Company from the sale of shares of an investee company.  According to the sales agreement, the balance of the debt that was linked to the consumer price index, was paid on April 22, 2003.  The discount rate of the balance of the debt in 2002 was 6%.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 9 –   Loans and long-term receivables (contd.)

B.	Breakdown of loans according to size of borrowers’ balances :

	December 31, 2003

Borrowers balances of NIS thousands	Number of loans	Total loans NIS thousands

Up to 1,000	125	18,896
From 1,000 – 10,000	43	101,372
Over 10,000	2	27,032

	170	147,300

A large part of the loans are covered by rental agreements and long-term supplier agreements in favor of companies in the Group and the companies have the right to offset amounts payable.

C.	Linkage terms and interest rates on the loans:

	December 31, 2003

	Unlinked		Linked to the index		Linked to foreign currency

Interest rates:	0%	10-20%	0-4%	over 4-10%	0-3%	over 3-5%	Total

	NIS thousands

Loans to customers	6,335	37	50,365	35,891	35,171	14,111	141,910
Others	-	-	159	5,231	-	-	5,390

	6,335	37	50,524	41,122	35,171	14,111	147,300

Less current maturities							30,204

							117,096

D.	Regarding credit risks see Note 28.e.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 10 –   Fixed assets

a.	Consist of:

	Land and buildings*	Machinery and equipment	Furniture, equipment and computers	Vehicles	Total

	NIS thousands

Cost
Balance at beginning of year	1,234,537	1,384,850	166,216	78,720	2,864,323
Additions**	55,275	40,698	12,936	7,391	116,300
Disposals	(7,173)	(3,121)	(766)	(9,047)	(20,107)

Balance at end of year	1,282,639	1,422,427	178,386	77,064	2,960,516

Accumulated depreciation
Balance at beginning of year	455,402	1,020,292	115,594	52,528	1,643,816
Depreciation charged**	30,979	52,807	18,763	7,300	109,849
Depreciation on disposals	(103)	(2,422)	(222)	(6,631)	(9,378)

Balance at end of year	486,278	1,070,677	134,135	53,197	1,744,287

Provision for decline in value
Losses from decline in value, net	(29,752)	(3,013)	-	-	(32,765)
Withdrawals for assets sold	3,097	-	-	-	3,097

Balance at end of year	(26,655)	(3,013)	-	-	(29,668)

Depreciated balance as at Dec. 31, 2003	769,706	348,737	44,251	23,867	1,186,561

Depreciated balance as at Dec. 31, 2002	779,135	364,558	50,622	26,192	1,220,507

* Including lesehold improvements ** Including on behalf of an initially consolidated company (See Note 3).

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 10 –   Fixed assets (contd.)_

b.

Land and buildings include buildings on land leased by capital leasing at a cost of NIS 327,617 thousand for various original periods of 49-98 years ending in the years 2004-2072.  Land and buildings costing NIS 282,624 thousand  have not yet been registered in the name of the Company or in subsidiaries in the Land Registry Office.  The main reason for the lack of registration is that the land settlement and subdivision procedures have not yet been completed.

Land and buildings include buildings on leased land and leasehold improvements to rented property having a cost of NIS 20,359 thousand and a depreciated cost of NIS 10,365 thousand.  The terms of the leases were for original  periods of 4 to 25 years.

c.	Financing expenses of NIS 5,458 thousand for loans and credit used to finance the construction of fixed assets were charged to the cost of these assets.

d.	Regarding collaterals see Note 28.

Note 11 –   Other assets
Consist of:

	Depreciated balance

	December 31

	2003	2002

	NIS thousands

Other assets
Leasing and deferred rental	31,612	31,560	*
Goodwill in subsidiaries	15,035	17,360	*
Concessions for oil and gas exploration (1)	915	4,698
Delivery and filling station operation rights	69,829	42,388	*
Distribution rights	19,431	21,374
Others (2)	21,015	14,841	*

	157,837	132,221
Long-term deferred taxes (See Note 26)	51,212	17,356

	209,049	149,577

(1)	See also Notes 25 and 31.a.
(2)	After writeoff in the amount of NIS 2,715 thousand

*	Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 12   -  Credits from banks and other credit provided
Details of linkage and interest rates:

	December 31, 2003				December 31,2002

Interest rates	Unlinked 5.7%-9.4%	Linked to the index 4.6%-6.5%	Linked to foreign currency 2.4%-4.2%	Total	Unlinked 6.3%-13.1%	Linked to the index 4%-7.2%	Linked to foreign currency 2.5%-3.1%	Total

	NIS thousands				NIS thousands

Overdrafts	1,345	-	-	1,345	12,936	-	-	12,936
Short-term loans	922,812	-	179,401	1,102,213	773,143	-	202,860	976,003
Current maturities of long-term loans	22,752	194,314	744	217,810	-	134,851	856	135,707

Total credit from banks	946,909	194,314	180,145	1,321,368	786,079	134,851	203,716	1,124,646
Credit from others	-	1,034	-	1,034	-	1,138	-	1,138

	946,909	195,348	180,145	1,322,402	786,079	135,989	203,716	1,125,784

Granite Hacarmel Investments Limited and its Subsidiaries

Financial Statements – December 31, 2003

Note 13   –Trade payables

The liabilities include NIS 2,932 thousand balances of related and interested parties (2002 – NIS 36,437 thousand).
Linkage terms – See Note 18.

Note 14 –   Other payables

Consist of:

	December 31
	2003	2002

	NIS thousands

Liabilities to employees and other salary related liabilities	41,757	44,270
Institutions	72,390	70,374
Accrued expenses	44,860	34,346
Income tax payable	19,131	10,215
Deferred taxes	868	1,300
Reserve for losses of affiliated companies	1,530	145
Others	15,252	19,385

	195,788	180,035

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 15 –   Long-term liabilities

a.	Long-term loans

Consist of:

		December 31
	Rate of
	interest	2003	2002

	%	NIS thousands

Loans from banks – index linked	4.6-6.5	702,826	828,219
Loans from banks – unlinked	7.6	227,520	223,221
Customers deposits – index linked	-	3,206	3,197
Customers deposits – linked to foreign currency	-	-	88
Loans from banks – linked to foreign currency	2.4	3,317	4,364
Loans from others – index linked	4.5	809	352
Capital notes – unlinked	-	215	211	*

		937,893	1,059,652
Less current maturities		217,810	135,707

		720,083	923,945

Maturity dates:

		December 31

		2003	2002

		NIS thousands

First year – current maturities		217,810	135,707

Second year		241,437	216,667
Third year		88,697	240,179
Fourth year		55,851	87,494
Fifth year		60,601	54,186
Sixth year and thereafter		269,266	321,570
Without due date		4,231	3,849	*

		720,083	923,945

		937,893	1,059,652

Accrued interest is included in current liabilities in “other payables”.

* Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 15 –  Long-term liabilities (contd.)

b.	In order to obtain the long-term bank credit taken by the Company and Sonol, the Company undertook the following covenants to the main banks providing the credit:

	1.	Total shareholders’ equity plus customers’ deposits will not be less than NIS 450 million. The amount is linked to the index of December 1998.

2.

The ratio of shareholders’ equity  plus customers’ deposits divided by total assets less Security inventories will not be less than 20%.  Subsequent to the balance sheet date it was agreed with the banks to whom the covenants were issued that the ratio will be 17% for a period until March 31, 2005.

3.

Maintaining the ratio of total liabilities to the banks and financial institutions (less liabilities for Security inventories) to EBITDA (earnings before interest, taxes, depreciation and amortization) that will not exceed 10 at any time.

On the date of editing the financial statements the Company has complied with the covenants. In addition the Company and certain subsidiaries agreed not to create a specific collateral on its assets (excluding a certain specific existing collateral, and excluding a collateral to finance the acquisition and development of those assets).

Note 16 –  Customers’ deposits

a.	The deposits are calculated on the basis of present value at an annual rate of interest of 4%.

b.	Customers’ deposits include NIS 32,747 thousand (2002 – NIS 36,894 thousand) of linkage differences accrued on these deposits.

Note 17 –  Liabilities for severance pay, net

Consist of:

	December 31

	2003	2002

	NIS thousands

Liabilities for severance pay (a)	14,305	18,387
Less – Funded amounts deposited**	5,012	5,671

	9,293	12,716
Liabilities for early pension (b)*	11,348	13,801
Reserve for redemption of sick leave (c)	2,194	2,344

	22,835	28,861

*	Does not include NIS 7,445 thousand (2002 - 8,897 thousand) the current portion of severance pay, net, included in other payables.

**	The deposited funded amount can be withdrawn subject to the provisions of the law. Accumulated profits on these funded amounts are included in the statement of income.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 17 –  Liabilities for severance pay, net (contd.)

(a)

The Company’s liabilities and those of its investee companies for payments of pension and severance pay are fully covered by provisions for severance pay, deposits in approved pension and severance pay funds and managers’ insurance programs.  The deposits in the approved pension and severance pay funds and the deposits in managers’ insurance programs are not included in the financial statements as they are not controlled by the companies.

(b)	The liabilities for early pension are calculated at the present value of future liabilities for employees who retire.

The liabilities are until such time when the employee reaches the age of 65 (women up to the age of 60) and are calculated at a fixed percentage of the maximum pension due to the employee from the pension fund.  The discount rate used in calculating the liability is based on the stock exchange discount rate for annual interest charged on index linked amounts, in effect on the date of the employees’ retirement from the Company.

Subsequent to the balance sheet date a law was enacted in the Knesset, according to which retirement ages as of April 1, 2004 will be delayed gradually until the age of 67 for men and 62 for women.  Against this the Minister of Finance submitted a letter to the chairman of the Finance Committee of the Knesset, according to which an annual fund for severance pay will be provided for those harmed by the implementation of the law, including employers.  The Company’s management is examining all the financial and legal aspects as a result of the implementation of the law, and its effects on the Company’s liabilities.

(c)

According to labor agreements between investee companies and their employees, an employee who retires, is entitled to receive a partial redemption of the unused sick pay subject to a maximum number of sick days.  The reserve was prepared in part according to actuarial calculations and in part on the basis of past experience based, inter alia, on a net discount  rate (after taking into account the rate of real wage costs) of 3%.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 18 –  Linkage of monetary balances

	December 31, 2003			December 31, 2002

	Linked to the index	Linked to foreign currency **	Unlinked ***	Linked to the index	Linked to foreign currency **	Unlinked ***

	NIS thousands			NIS thousands

Financial assets:

Cash and cash equivalents	-	1,842	5,637	-	25,333	7,916	*
Customers and receivables for work in progress	20,249	45,281	914,527	13,649	61,068	959,996	*
Other receivables	778	954	25,674	39,170	1,678	35,443	*
Investments in loans and capital notes	7,255	-	34	7,197	-	6,114
Long-term loans, net	67,472	41,343	21,022	71,352	50,581	8,190	*

	95,754	89,420	966,894	131,368	138,660	1,017,659

Financial liabilities:

Credit from banks and others (excluding current maturities)	1,034	179,401	924,157	1,138	202,860	786,079
Trade payables	2,343	56,100	130,647	-	76,734	109,118	*
Other payables	24,524	1,077	160,344	26,674	6,602	136,417
Long-term loans (including current maturities)	706,841	3,317	227,735	831,768	4,452	223,432
Deposits from customers	58,102	-	-	61,050	-	-

	792,844	239,895	1,442,883	920,630	290,648	1,255,046

*	Reclassified
**	Mainly US dollars
***	Part of which bear interest

Against the excess of liabilities linked to foreign currency totaling NIS 150,500 thousand (2002 – NIS 152,100 thousand) Sonol holds inventories of fuel totaling NIS 156,600 thousand (2002 – NIS 181,900 thousand), which are mainly Security inventories valued according to changes in the rate of exchange of the dollar as explained in Note 2.c.1.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 19 –  Share capital

a.	Nominal

	Authorized		Issued and paid up*

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

	NIS thousands		NIS thousands

225,000,000 ordinary shares of NIS 1 par value each	225,000	225,000	139,336	139,336

*	139,335,657 ordinary shares
As of December 31, 2003 and 2002 a subsidiary holds 1,565,540 ordinary shares of the Company.
All the shares are listed for trading on the Tel Aviv Stock Exchange.

b.	(Loss) Earnings per share

1.	Adjusted net (loss) income used in calculating earnings per share is as follows:

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Net (loss) income per statement of income	(96,046)	24,167	49,516

2.	The par value of the shares used for calculating net income per NIS 1 par value of shares:

	For the year ended December 31

	2003	2002	2001

	NIS thousands par value

Share capital in calculating primary earning per share	137,770	138,381	138,720

Note 20 –  Net sales

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Commercial operations	2,429,723	2,375,391	2,394,714
Manufacturing operations	439,654	503,281	285,984
Other operations	17,696	15,433	10,406

	2,887,073	2,894,105	2,691,104

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 21 –  Cost of sales

Consolidated:

a.	Consist of:

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Fuel products and other materials used*	1,974,209	1,946,807	1,907,459

Wages and outsourcing	42,971	43,081	25,590

Manufacturing expenses	89,439	126,954	104,662

Depreciation and amortization	20,498	17,816	9,771

Total cost of sales	2,127,117	2,134,658	2,047,482

Decrease (increase) in inventories	24,542	68,343	(2,839)

*

Financing income (expenses) deriving from the erosion of dollar linked credit used  as a source of financing for the acquisition of inventories of fuel included in the Cost of sales (See also Note 2.c.1)

b.	Categories according to types of income:

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Commercial operations	1,819,389	1,818,940	1,876,451

Manufacturing operations	298,606	308,187	166,502

Other operations	9,122	7,531	4,529

	2,127,117	2,134,658	2,047,482

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 22 –  Selling and marketing expenses

Consist of:

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Wages and salaries	162,731	151,696	125,534
Advertising	25,998	32,872	17,139
Depreciation and amortization	85,294	81,082	78,246
Maintenance of buildings, installations and filling stations	31,728	28,545	28,322
Rent and municipal taxes	105,617	92,117	75,289
Transport and maintenance of commercial vehicles	55,528	52,920	47,220
Other expenses	33,947	41,552	28,477

	500,843	480,784	400,227

Note 23 –  General and administrative expenses

          Consist of:

	For the year ended December 31

	2003	2002		2001

	NIS thousands

Wages and salaries	56,790	57,538		45,326
Depreciation and amortization	17,110	18,795		12,323
Consulting, legal and auditing	12,736	12,431		9,260
Provision for doubtful/bad debts	48,954	5,184	*	12,884	*
Other expenses	18,422	16,020		10,263

	154,012	109,968		90,056

* Reclassified

Note 24 –  Financing (expenses) income, net

          (Expenses) income are derived from:

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Long-term liabilities	(58,480)	(44,795)	(33,758)
Marketable securities, net	5,460	(8,143)	(204)
Other receivables and payables	2,379	4,108	10,812
Short-term loans received	(92,540)	(11,380)	(69,358)
Convertible debentures linked to the dollar	-	9	(1,823)
(Loss) gain from forward transactions	(1,308)	972	644
Others, including erosion of other monetary assets and liabilities, net	13,984	(25,908)	18,065

	(130,505)	(85,137)	(75,622)

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 25 – Other (expenses) income, net

Consist of:

	For the year ended December 31

	2003	2002	2001

	NIS thousands

Provisions for a decline in the value of fixed and other assets (a)	(35,480)	-	-
Amortization of assets and concessions for prospecting for oil and gas (b)	(12,924)	(9,107)	-
Write-off of investment in affiliated company and on the basis of costs, net	(5,266)	(20,014)	(5,850)
Management fees	1,517	1,114	511
Leasing	673	1,102	1,228
Dividends and shares received	145	469	12,647
(Loss) gain from realizing investment in investee companies	-	(21)	151
Miscellaneous, net (c)	(10,832)	2,627	1,138

	(62,167)	(23,830)	9,825

(a)	See also Note 2(q)
(b)	See also Note 31(a)
(c)	Including expenses and provisions for settling claims and demands.

Note 26 –  Taxes on income

A.

The Company and most of its subsidiaries are assessed under the Income Tax Law (Adjustments for Inflation) – 1985, hereinafter the “Adjustments Law”, in effect from the 1985 tax year – which introduced the measurement of results for tax purposes in real terms.  The various adjustments required by the above law should result in taxation based on real income.  Nevertheless, the adjustment of nominal income according to the tax Laws is not always identical to the inflationary adjustment pursuant to the Pronouncements of the Institute of Certified Public Accountants.  As a result, differences arise between the adjusted income according to the financial statements and the adjusted income for income tax purposes.

In the financial statements for 2003 the Company implemented the law as written and took into account the negative rate of change of the index in calculating the tax provision.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 26 –  Taxes on income (contd.)

B.	Amendments to the Income Tax Ordinance and the Land Betterment Tax Law

1.

In March 2002 the Knesset passed Amendment No. 50 to the Land Taxation Law (Land betterment, selling and purchasing) (hereinafter: “the Amendment”) which came into effect on November 7, 2001 (hereinafter: “the effective date”).

The Amendment stipulates, inter alia, that upon the sale of a right in real estate or a transaction in a land association, the Company will be liable for tax at a rate of 36% on the real betterment created up to the effective date and 25% on the betterment created after the effective date where the allocation is linear according to the ratio of the periods.  In addition , the amendment stipulates land betterment tax discounts on transactions carried out during 2002 and 2003 and an exemption from sales tax on land purchased after the starting date.  Furthermore , the new provisions were enacted for the purpose of calculating the tax from the sale of shares in a land association and other provisions were added for the purpose of facilitating certain transactions in real estate such as the temporary provisions regarding replacements, sale of options, combination transactions, vacating and building.

2.

On July 24, 2002 the Knesset passed the “Law for the Amendment of the Income Tax Ordinance” (Amendment No. 132) – 2002 and in December 2002 an amendment to the said Law was passed (hereinafter: “the Tax Reform”) which became effective as of January 1, 2003.  Within the framework of the Tax Reform the basis for taxation in Israel was changed, to a personal basis from a territorial / geographic basis.  As of January 1, 2003, an Israel resident will be subject to his tax on his total global income.

3.	The main provisions of the tax reform likely to affect Israeli resident companies are:

	a.	The source rules – source rules have been set forth to determine the location where income is derived.

b.

A controlled foreign corporation (CFC) - rules have been issued according to which, in certain cases, Israeli shareholders will be taxed on theoretical dividends for passive undistributed income from a foreign resident company under their control

	c.	The offsetting of losses from abroad – restrictions have been issued regarding offsetting losses from abroad.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 26 –  Taxes on income (contd.)

B.	The amendments to the Income Tax Ordinance and the Land Betterment Tax Law (contd.)

	d.	Tax credit – within this framework, special provisions have been made to provide a credit to an Israeli company who paid foreign tax on income from abroad and is subject to company tax.

e.

Capital gains – The rate of tax on capital gains from non-negotiable assets was reduced from 36% to 25% (linear according to the ratio of periods), excluding capital gains on marketable securities in a company as reflected in the Adjustments Law.

f.

Regarding individuals and companies to which the Adjustments Law does not apply,  tax was imposed on capital gains and interest from securities traded on the stock exchange in Israel and abroad at lower tax rates of 10%, 15% or 25% regarding an individual and companies not subject to the Adjustments Law and whose income is not considered to be business income.  In addition, the definition of foreign securities was changed in such a way that a security issued by an Israeli company is not considered to be a foreign security.

	g.	Cancellation of the“seven years”restriction regarding the utilization of capital losses carried forward (applicable to losses incurred in 1996 and thereafter).

h.

Transfer prices – general provisions were issued requiring reporting on international transactions between related parties according to market conditions.  These provisions will come into effect when regulations are issued (no regulations have yet been issued).

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 26 –  Taxes on income (contd.)

C.	Deferred taxes

For the following items:

	Depreciable fixed assets	Deductions and losses transferable for tax purposes	Liabilities for severance pay, net	Other		Total

	NIS thousands

Balance as at January 1, 2002	(69,362)	295	24,709	17,069	*	(27,289)

Changes in 2002:

Current	(438)	3,060	(7,322)	15,687	*	10,987

Addition for company initially consolidated	-	462	36	63		561

Balance as at December 31, 2002	(69,800)	3,817	17,423	32,819		(15,741)

Changes in 2003:

Current	(1,013)	17,092	(2,807)	18,124		31,396

Balance as at December 31, 2003	(70,813)	20,909	14,616	50,943		15,655

The deferred taxes are presented in the balance sheets as follows:

	December 31

	2003	2002

	NIS thousands

In current assets	33,896	31,823 *
In current liabilities	(868)	(1,300)
In other assets and deferred expenses, net	51,212	17,356
In long-term liabilities	(68,585)	(63,620)

	15,655	(15,741)

*   Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 26 –  Taxes on income (contd.)

D.	The provision in the statement of income consists of: – expense (income):

	For the year ended December 31

	2003	2002		2001

	NIS thousands

Current taxes including erosion of advance tax payments	20,889	40,797		27,326
Deferred taxes, net	(31,396)	(10,987	)*	9,108	*

	(10,507)	29,810		36,434

Taxes on account of previous years	879	(1,701)		(164)

	(9,628)	28,109		36,270

E.	Final assessments

The Company, Sonol and Supergas received final assessments through the 1999 tax year.  The assessments for these companies were completed in 2002 within the framework of a compromise with the Tax Authorities.  The net effect, part of which results from timing differences, was included in financial results for 2002.  Sprint Motors Ltd. received final tax assessments through 1998. All other companies in the Group, have final tax assessments within the framework of Section 145(a)(2) – Income Tax Ordinance (Statute of Limitations) through years 1997 and 1998.

F.	Losses, deductions and additional tax for the purpose of tax to be carried forward to future years.

Losses for tax purposes of the Company and its subsidiaries to be carried forward to future years, as of the balance sheet date reached an adjusted amount of NIS 99,000 thousand.

The balances of losses and deductions carried forward to following years are index linked - in accordance with the Adjustments Law mentioned in (a) above.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 26 –  Taxes on income (contd.)

G.	Reconciliation between the theoretical tax on pre-tax adjusted income and the provision for tax included in the statements

	For the year ended December 31

	2003	2002		2001

	NIS thousands

Statutory tax rates	36%	36%		36%

Theoretical tax per applicablet tax rates	(31,526)	21,502	*	31,515	*

Differences in definition of capital, assets and expenses for tax purposes and others, net (1)	21,108 (1)	8,096	*	4,856	*

Erosion of advance tax payments	(89)	212		63

Taxes on account of previous years	879	(1,701)		(164)

	(9,628)	28,109		36,270

(1)	Including NIS 9,770 thousand for losses and deductions on which no deferred taxes were apportioned

* Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 27 –  Segment reporting

Segment reporting by products and services:

The accounting principles applied in the segment reporting are in accordance with those adopted for the purpose of preparing and presenting the Company’s consolidated financial statements.

	For the year ended December 31, 2003

	Fuel and gas	Paint and chemicals	Others	Consolidated

	NIS thousands

Profit and loss data:

Income
Net external sales	2,400,768	380,310	105,995	2,887,073
Sales within segments	-	-	-	-

Total sales	2,400,768	380,310	105,995	2,887,073

Results

Segment results	83,040	31,697	6,267	121,004
Unallocated expenses				(15,903)

Income from operations				105,101
Financing expenses				(137,980)
Financing income				7,475
Other expenses, net				(62,167)
Taxes on income				9,628
Minority interest in results of subsidiaries				(914)
Share in results of affiliated companies, net	(717)		(16,472)	(17,189)

Net loss				(96,046)

Additional information

Segment assets	2,017,859	590,939	191,523	2,800,321
Investments by the equity method	9,725	-	93,788	103,513
Unallocated assets				133,656

Total consolidated assets				3,037,490

Segment liabilities	256,994	102,603	51,160	410,757
Unallocated liabilities				2,166,128

Total consolidated liabilities				2,576,885

Capital investments	127,521	8,008	5,728
Depreciation and amortization	80,786	21,928	6,990

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 27 –  Segment reporting (contd.)

	For the year ended December 31, 2002

	Fuel and Gas		Paint and chemicals	Others	Consolidated

	NIS thousands

Profit and loss data:

Income

Net external sales	2,390,410		395,649	108,046	2,894,105
Sales within segments	-		-	-	-

Total sales	2,390,410		395,649	108,046	2,894,105

Results

Segment results	140,991	*	42,217	(527)	182,681
Unallocated expenses					(13,986)

Income from operations					168,695
Financing expenses					(89,268)
Financing income					4,131
Other expenses, net					(23,830)
Taxes on income					(28,109)*
Minority interest in results of subsidiaries					(2,268)
Share in results of affiliated companies, net	(318)		750	(5,616)	(5,184)

Net loss					24,167

Additional information

Segment assets	2,071,957	*	630,926	225,280	2,928,163
Investments by the equity method	8,982		12,515	106,736	128,233
Unallocated assets					146,204

Total consolidated assets					3,202,600

Segment liabilities	253,856		83,415	45,526	382,797
Unallocated liabilities					2,186,350

Total consolidated liabilities					2,569,147

Capital investments	99,377		16,175	31,912
Depreciation and amortization	88,688		22,152	7,286

* Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 27 –  Segment reporting (contd.)

	For the year ended December 31, 2001

	Fuel and Gas	Paint and chemicals	Others	Consolidated

	NIS thousands

Profit and loss data:

Income

Net external sales	2,446,189	187,406	57,509	2,691,104
Sales among segments	-	-	-	-

Total sales	2,446,189	187,406	57,509	2,691,104

Results

Segment results	*138,563	14,031	10,115	162,709
Unallocated expenses				(9,370)

Income from operations				153,339
Financing expenses				(78,631)
Financing income				3,009
Other expenses, net				9,825
Taxes on income				(36,270)*
Minority interest in results of subsidiaries				(1,761)
Share in results of affiliated companies, net	(928)	-	933	5

Net loss				49,516

* Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities

A	Floating and fixed charges
In consolidated balance sheet:

	Dec. 31, 2003

	NIS thousands	Secured by

Bank overdrafts	1,345	Floating charge on current assets of main investee companies and on non-current inventories of a subsidiary.

Short-term loans from banks	1,102,213	Charge on the shares of some of the investee companies and on current assets, non-current inventories and on other assets and on the land owned by some of the investee companies.

Long-term loans from banks	933,663

Charge on the shares of some of the investee companies.  Floating charge on current assets and on non-current inventories of some of the main investee companies, a charge on rights in land owned by  an investee company and a fixed charge on some of the fixed assets of some of the investee companies (see Note 15b, and paragraph C2(a)).

Investment grants	590	Current and floating charge on a portion of of the fixed assets of subsidiaries.

Rights of affiliated company	-	A first mortgage on all the rights of an investee company in an affiliated company in order to secure 50% of the credit totaling NIS 75 million provided to the affiliated company.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims

1.	Indemnification and insurance of officers

A special general meeting of the Company approved:
a.

Providing indemnity in advance for all eligible directors and senior officers in the Company and its subsidiaries, in the past, present and future, as of January 1, 1995. The undertaking to indemnify is limited to types of events and amounts as detailed in the resolution passed.

b.

Providing an exemption in advance to all eligible directors and senior officers in the Company and subsidiaries from total liability due to damage as a result of the violation of the obligation to act judiciously in regard to the Company.

c.

Liability insurance of directors and senior officers in the Company and subsidiaries, in the past, present and future as of January 1, 1995. Accordingly the Company insured the liability of directors and senior officers for a total amount of 10 million US dollars.

2.	Pending litigation

a.

Sonol is involved in four claims filed against it by IDF invalids, operators of filling stations, who received the operating rights within the framework of an arrangement between the invalids and the rehabilitation department of the Ministry of Defense, the Israel Lands Administration and the fuel companies:

1.

One claim (from 1996) is for a declarative ruling on the invalidity of agreements between the operator and Sonol on the contention that they are restraint of trade agreements prohibited under the Law for Restrictive Trade Practices. The operator’s claim was rejected by the court.  The operator filed an appeal to the Supreme Court in which he contests the factual findings and the legal conclusions. The appeal was referred to mediation which was unsuccessful.  Therefore, the appeal will be heard.  The Supreme Court combined the hearings of this claim together with a number of similar claims filed against another fuel company and even requested the Attorney General to join the proceedings and express his stand on the questions in principle arising therefrom.  (To provide a complete picture: In cases of similar claims against another fuel company, divergent rulings were handed down.  In one, the operator’s contentions were accepted, and in another they were rejected.  Appeals were filed with the Supreme Court against these rulings).  In the opinion of the company’s management, based on the opinion of its legal counsel, it is not possible to determine at this stage what the Attorney General’s position and the outcome of the appeal will be. The ruling regarding this claim will affect the legal proceedings in other claims in which IDF invalids are involved.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

2.

Another IDF invalid operating a filling station in 1999 submitted a suit to receive declarative relief on the contention that the series of agreements between him and Sonol were restraint of trade agreements and therefore null and void.  In addition the plaintiff request to declare that the agreement to appoint an operator includes discriminatory conditions in a standard contract and that Sonol be required to pay an amount of approximately NIS 2 million and this due to the excessive prices he claims Sonol charged him over years.  The case is at the stage of presenting proof. In the company’s management’s opinion, based on the opinion of its legal advisors, the ruling in this case as far as it relates to the claims of a restraint of trade arrangement, will be the same as the above claim.  If the claim that the agreements are invalid due to their being restraint of trade arrangements is not accepted, then the chance of Sonol’s defense as far as it relates to the financial claim against Sonol, are reasonable or even good.  Sonol sued the operator for the non-payment of a debt and for breach of agreement between them and informed him of the cancellation of the agreement and of his appointment as the operator of the station.

3.

An additional IDF invalid, operator of a filling station, whose eviction from the station he operates is being demanded by Sonol, due to his not paying for products purchased, filed a counterclaim in 2003 claiming an amount of approximately NIS 2.5 million both from Sonol and another fuel company, contending restraint of trade and discriminatory conditions in a standard contract.  In the company’s management’s opinion, based on the opinion of its legal advisors, Sonol’s defense prospects in all aspects relating to the claim of a binding restraint of trade agreement are good in view of the verdict in the claim described in paragraph 1 above.

4.

Other operators, heirs of an IDF invalid, filed a claim in September 2003  against Sonol in which they claimed both declarative relief claiming that the series of agreements between the parties is a restraint of trade agreement and that the terms of the engagement have discriminatory or restrictive terms in a standard agreement, and also a financial claim for NIS 15 million.  Due to the early stages of the claim it is not yet possible to assess its prospects.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

	b.	Sonol is involved in a number of claims filed against it (not by IDF invalids) on the contention of a restraint of trade agreement:

1.

In the years 1993-1995 three claims were filed against a formerly affiliated company and against its shareholders, which included Sonol. The total claims amount to approximately NIS 65 million for the sale of fuel pursuant to restrictive practices (as the plaintiffs allege) among the fuel companies.  In the opinion of the company’s management, based on the opinion of its legal advisors, Sonol and the formerly affiliated company, have sound defenses against the claims and they will not bear any additional costs over and above those already provided due to any remaining doubt .

2.

In 1999, an agency of Sonol, which also operates stations on its behalf, filed a claim against Sonol asking for declarative and monetary relief.  The agency claims that the agreement in effect with Sonol, in regard to one of the stations is a restraint of trade arrangement, and is also a uniform contract with discriminatory provisions and as thus void.  In addition the agency is asking that the station be “freed” under the terms of  the arrangement with the Controller of Restrictive Trade Practices, and is, therefore, requesting declaratory relief from the court regarding the cancellation of rights granted Sonol to the land on which the station is located, including leasehold and other proprietary rights. The agency is also asking that Sonol be required to pay approximately NIS. 17 million on account of the inflated prices which Sonol is alleged to have charged over the years. It should be noted that Sonol filed a monetary counterclaim against the same agency in the amount of approximately NIS. 20 million on account of amounts due from the agency from the purchase of fuel products.

At this time, the company’s management, based on the opinions of its legal counsel is unable to assess the defense prospects in regard to the alleged restrictive agreement. Should the district court rule in favor of this claim, there is also a risk that the court will accept the monetary claim against Sonol (which, even in such case, the amount of claim is by all accounts exaggerated). If the agency’s claim of a restrictive agreement is not accepted by the court, the prospects of the monetary claim against Sonol, are weak.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

3.

In 2000, the operators of one of Sonol’s filling stations, against whom Sonol filed a claim in the district court in Tel-Aviv, instituted legal proceedings against Sonol. The operators requested a declarative judgement stating that inasmuch as a filling station operated by them was to be “freed” under the terms of the arrangement reached between the fuel companies and the Controller of Restrictive Trade Practices, the contractual relationships between them and Sonol should be related to as having been terminated. It was also claimed that all agreements between the plaintiffs and Sonol be considered restrictive agreements and, thereby, cancelled. In addition, the above operators are claiming an amount of  approximately NIS 16 million from Sonol, alleging having paid exorbitant prices on account of the fuel products they purchased, and maintaining that inasmuch as the contractual arrangements between them and Sonol have been terminated as claimed in the other proceeding, Sonol  had no right to charge such prices. In the opinion of Sonol’s legal counsel defense prospects are good. At this stage, the company’s management, based on the opinion of its legal counsel, are unable to determine the defense prospects regarding the claim of a restrictive agreement.  If this claim by the station operators is accepted there is a risk that the financial claim against Sonol will also be accepted (even though, in such a case, the amount of the claim is exaggerated). Should the above claim regarding a restrictive agreement not be accepted, the prospects of the financial claim against Sonol will be weak.

4.

In the year 2000, former operators of a filling station filed a monetary claim against Sonol in the amount of approximately NIS 4 million on account of alleged exorbitant prices paid for fuel products purchased from Sonol, maintaining that the contractual arrangements between them and Sonol have been cancelled and/or terminated, being restrictive arrangements. At this time, the company’s management, based on the opinions of its legal counsel, are of the opinion that Sonol’s defense claims, although difficult to assess, are not insignificant. The matter was referred to mediation which was unsuccessful and, therefore, the case will be heard before the court.

5.

In December, 2001 filling station operators filed a claim in court against  Sonol asking for declarative relief, by granting them rights in the station, preventing Sonol from terminating the agreement appointing them as the station operators and integrally connecting theirs and Sonol’s rights to the station. Furthermore, they asked the court to be recognized as protected tenants regarding the station. In addition, they asked the court to declare the agreements  between them and Sonol to be a restrictive trade arrangement and to order Sonol to sell them fuel products at “free market” conditions and prices. The station operators are also asking for an amount of approximately NIS. 5 million, claiming that as a result of a restrictive trade arrangement, Sonol charged them prices in excess of those they would have paid in the free market, and alternatively, claiming that Sonol acted in a prejudiced way against them by charging them higher prices than those which it sells to other operators and agents. Sonol submitted its defense and, also filed a counterclaim for the eviction of the station operators. In the opinion of the company’s legal counsel, Sonol has a sound defense albeit, at this time, they are unable to predict the defense prospects

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

regarding the claim of a restrictive trade  arrangement. If the claim to nulify the agreements on the grounds that they are a restrictive trade arrangement is not accepted, then, on the basis of the facts and information submitted to legal counsel stating, inter-alia, that the station and agency in question purchased fuel products at similar prices as those paid by other filling stations of the same type within the Sonol network of stations and other agencies, then in the opinion of the company’s management, based on the opinion of its legal counsel, Sonol’s defense prospects as they relate to the financial claim are reasonable.

6.

Following the filing of a claim against Dan–Cooperative for Public Transportation Ltd (“Dan”) in the amount of NIS. 1.6 million for the return of equipment loaned to Dan by Sonol for the construction of an internal filling station, in accordance with an agreement signed between Dan, Sonol, Paz Oil Company Ltd., “Delek” the Israel Fuel Corporation Ltd. and Sonol, Dan, in June 2002, submitted a counterclaim in the magistrate’s court in Tel-Aviv in the amount of NIS. 10 million. In its counterclaim, Dan contends that the agreement signed with the three  fuel companies is illegal and, being a restrictive arrangement entered into as a result of the companies taking advantage of their monopolistic power, is therefore, null and void. Dan maintains that during the period between 1980-1989 when it purchased fuel products from the fuel companies, it paid exorbitant prices in amounts totalling NIS. 15 million. However, due to the cost of the court fee, its counterclaim was submitted in an amount of NIS. 10 million, all against sonol, although Sonol’s share of this claim amounts to approximately NIS. 2 million. In the opinion of the company’s management, based on the opinion of its legal counsel, Sonol’s defense prospects are more favorable than those of the plantiffs.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

7.

In February 2003, the operators of another filling station submitted a claim for declarative relief according to which the agreement between it and Sonol was a restrictive trade arrangement, and that the station should have been released within the framework of the arrangement between the fuel companies and the Controller of the Restrictive Trade Practices.  In addition it was claimed that the agreement is a uniform contract and includes discriminatory conditions.  The plaintiffs requested approval to divide the relief in such a way that after the requested declarative orders are issued, they will be able to claim compensation from Sonol for loss of profits, violations and other injustices. Sonol filed a defense claim and a counterclaim in which it asks for the eviction of the operators from the station and a monetary claim of NIS 1 million. The parties are engaged in arbitration proceedings. In the opinion of the Company’s management, based on the opinion of its legal counsel, at this stage it is not possible to assess the prospects of the claim, although Sonol’s counterclaim is well founded.

8.

During 2003 the operator of a filling station filed a claim for declarative relief, claiming that its agreement with Sonol is a restrictive trade arrangement’ and also filed a financial claim for NIS 2.4 million.  In view of the early stages of this claim it is not yet possible to estimate its chances.

c.

In February 2000 a motion was filed against Sonol, together with Paz Oil Company Ltd. and “Delek” the Israel Fuel Corporation Ltd. to allow a class action relating to the alleged collusion in the price fixing of gasoil to consumers.  This claim, after being updated and, if allowed as a class action, will amount to approximately NIS. 244 million, of which Sonol’s share is approximately NIS. 57 million. Sonol rejects the claim outright and, in the opinion of the company’s management, based on the opinion of its legal counsel, chances are reasonable to good that it will not be allowed as a class action.

d.	Additional claims filed against Sonol are:

1.

Pi Gliloth Petroleum Terminals and Pipeline Ltd. filed a monetary claim against the Petroleum Products Pipeline Ltd. and the fuel companies Sonol, Paz and Delek and Dor for a total amount of NIS 8 million.  The plaintiff contends that, by law,  it was entitled to a payment from the defendants for storing fuel products in its storage and transfer tanks it owns in its Ashdod installation.  The total amount claimed from Sonol is approximately NIS 1 million.  The claim has been forwarded to arbitration.  In the opinion of the Company’s management, based on the opinion of its legal counsel, prospects are favorable that the claim will be rejected.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

2.

Petroleum Infrastructures Ltd. filed a monetary claim in a summary procedure for a total amount of NIS 2.7 million against Paz, Delek and Sonol on account of the netting of the said amount by the defendants under the pretext that the gasoil stored by the plaintiff on their behalf was,at some stage, deleted from its records.  The amount claimed from Sonol is NIS 0.7 million. In the opinion of the Company’s management, based on the opinion of its legal counsel, Sonol’s  defense prospects are good.

3.

Claims were filed by groups of greenhouse owners against Sonol, Oil Refineries Ltd., Paz, Delek and Alon, claiming that damage was caused to them in an amount of NIS 11.4 million (Sonol’s share is NIS 7.3 million) due to the use of defective light fuel manufactured by the Oil Refineries Ltd. and sold to them by the fuel companies.  In the opinion of the Company’s management, Sonol has a sound defense against this claim and is covered under the terms of a product liability policy.

4.

In August, 2001 Petroleum and Energy Infrastructures Ltd. and Oil Products Pipeline Ltd. (“plaintiffs”) filed a claim in the amount of NIS. 7 million against Sonol and two other fuel companies. According to the plaintiffs, who are engaged in the pumpover of fuel products through a network of pipelines, they also serve as a “clearing house” for the defendants whereby the defendants sell and buy the excess/shortage of amounts of fuel that have accumulated. The plaintiffs claim that Sonol and others unlawfully netted amounts from payments due to them, thus causing them financial losses. The amount claimed from Sonol is approximately NIS. 1.3 million on the grounds of unlawful enrichment. The parties were referred to arbitration. In the opinion of its legal counsel, inasmuch as the claim is at an early stage, it is difficult to assess its prospects. Nevertheless Sonol has good defense claims.

5.

In 2000, an operator of a filling station submitted a claim against Sonol in an amount of NIS 3 million for commission differences due him on account of prior years.  The claim was filed following the filing of an eviction claim by Sonol against the station operator.  In the opinion of the company’s management, based on the opinion of its legal counsel, the prospects of the claim against it succeeding are weak.

6.

In April 2001 Sonol filed a series of claims against four of its station operators for their eviction from all four stations and also for the recovery of a debt in the amount of NIS. 9.5 million. The defendants claimed that Sonol entered into a new agreement with them which granted them the right to continue operating the stations for an additional period, and simultaneously, the station operators filed a counter claim for damages in the amount of NIS. 10 million.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

In November 2002, the Tel-Aviv magistrate’s court ruled in favor of Sonol for the defendants’ eviction, and the stations were returned to Sonol. The mutual monetary claims have not yet been heard by the court. In the opinion of the Sonol’s management, based on its legal counsel, the prospects in regard to the claim against Sonol are weak, while, on the other hand, Sonol’s prospects are high regarding its claim against the station operators.

7.

A ruling issued in October 2002 by the Jerusalem district court rejected, within the framework of a third party notice, all the claims to repay an investment in public filling stations submitted by the owners of various public filling stations against Sonol. The claim against Sonol amounted to NIS 43 million. An appeal has been filed with the Supreme Court against the verdict. In the opinion of the company’s legal counsel,  the prospects of the appeal are not high.

e.	Supergas is involved in class and other actions as follows:

1.

In April 1999 a claim in the amount of NIS 8 million was filed against Supergas and four other gas companies, in the Tel Aviv district court by several consumers pursuant to Regulation 29 of the Civil Procedures Law, and after its amendment, additional grounds were added pursuant to the Law for the Protection of the Consumer and the claim stood at an amount of only NIS 4.9 thousand for so-called violation of the gas companies’ obligation to conduct periodic inspections of the gas equipment in the possession of consumers and for selling a product while misleading consumers, causing damage, loss of convenience and harm to safety, while endangering the lives of consumers.  The plaintiffs request that the court order the defendant gas companies to carry out the periodic inspections, to pay them compensation for the above amount - approximately NIS 0.8 thousand per plaintiff - and/or to give a declarative order stipulating that the plaintiffs are entitled to a refund of the amounts that they paid to the defendants from the date agreements were entered into and additional similar orders.  In addition, the plaintiffs requested the court to consider the claim as a class action.  The court approved, only partially, the filing of a class action for declarative relief only, under the Consumer Protection Law, regarding the responsibility of the gas companies to refund to  their customers amounts paid by them for periodic examinations which were not made, retroactive to  the date of the engagement with each consumer.  The court rejected the claim for monetary relief and other relief against the gas companies. In April 2003 the district court ruled that it is not possible to approve the class action pursuant to Regulation 29 of the Civil Proceedings Regulations, and this as the result of a verdict by  the Supreme Court regarding Regulation 29.  Recently, the parties issued notices on their behalf regarding the ramifications of the district court’s ruling on the procedures for the application for a right of appeal.  In addition, the plaintiffs filed a request for a separate right to appeal on their behalf regarding the above decision not to approve the claim as a class action based on Regulation 29.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

In the opinion of its legal counsel, Supergas has good grounds for appeal both on the factual and legal points of view.  In the opinion of the company’s management, the provision included in Supergas’ books for any possible exposure, if at all, due to the unclear situation, is sufficient.

2.

In June, 2001, a claim was filed in the Tel Aviv district court against Supergas, together with a request that the claim be recognized as a class action, in the amount of NIS. 131 million. Concurrently, Supergas was informed of two additional claims filed against two other gas companies and to which Supergas was included on a formal basis only. The plaintiffs claim they are Supergas’ customers of central gas and contend, inter-alia, that Supergas and other gas companies unlawfully charge their customers a periodic fixed  charge which was not agreed upon in contracts signed between them and Supergas.  Therefore, they contend that Supergas should refund the amounts paid and, in addition, should make an “appropriate” compensatory payment in a manner as to be determined by the court.

In a preliminary hearing, the court decided that the three claims and the request to approve them as class actions, submitted against Supergas and two other gas companies will be heard jointly.  In the opinion of the company’s management, based on the opinion of its legal counsel, and on information available at this time, Supergas’ prospects  of success seem greater than those of the plaintiffs.

3.

In December 2003, a claim in the amount of at least NIS 1 billion was filed against Supergas and also against Pazgas  Amisragas and Dorgas, together with a request that the claim be recognized as a class action, claiming that between the years 1994 and 2003 restrictive trade arrangements were in force in the private and the commercial gas markets.  The company submitted its response to the request rejecting it outright.  The claim is not accompanied by any firm evidence supporting its contentions, and has serious flaws and, therefore, the company’s management believes, based on the opinion of its legal counsel, that its prospects are poor.

4.

In September 2003, the Controller of Restrictive Trade Practices informed Supergas of its intention to issue an indictment against the company  for violations of the Law for Restrictive Trade Practices. A draft letter of indictment was attached regarding the  four gas companies and those who were their managers at that period, claiming that they participated in restrictive trade arrangements. Supergas was asked to voice its contentions in a hearing procedure.  Supergas responded and its representatives met with representatives of the Restrictive Trade Practices Authority to present its contentions.  All Supergas’ managers at that time deny outright any participation in restrictive trade arrangements.  To date, no indictment has been filed.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

B.	Contingent liabilities and claims (contd.)

2.	Pending litigation (contd.)

5.

Investigations are being carried out against Supergas by the Israel Police and the Ministry of Energy regarding the death of a customer resulting from the emission of poisonous gas from gas heaters.  No recommendation has yet been received from the Israel police or the district attorney’s office.

f.

In November, 2002, a claim for declarative relief was filed against a limited partnership, in which the Company holds a 35% interest, claiming that a project constructed and managed by the limited partnership was illegally taken from a resource project written by the plaintiffs while they were students working on their master’s degree in business administration. According to the plaintiffs, the research project included a business plan and feasibility studies to be used in constructing a similar project and that use of their research  project in building the project constitutes unjust enrichment, the theft of proprietary secrets, breach of trust and a breach of contractual liability. In February 2003, the limited partnership submitted its defense denying outright, all the contentions of the plaintiffs and noting the main differences existing between the outline proposed in the plaintiffs work and the outline in the venture as actually planned and constructed, which reinforce the conclusion that no use was made of the plaintiffs’ work.  In July 2003, the plaintiffs submitted their response to the defense in which they disagree with part of the defense’s contentions.  In the opinion of the limited partnerships’ management, based on the opinion of its legal counsel, the partnership has a sound defense against the claim.

	g.	Additional claims (most of them legal) in the normal course of business have been filed against subsidiaries and affiliated companies.

In the opinion of the Company’s management , the provisions made to cover the results of the claims detailed above are sufficient.

	h.	For additional claims against Sonol and Supergas, see below Note 31 – Subsequent events.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

C.	The subsidiaries have commitments and liabilities on the balance sheet date as follows:

1.	Commitments for investments:

NIS thousands

Acquisition of fixed assets	116,770
Supply of fuel, oil and equipment (delivery January – December 2004)	572,701
Executing projects	64,380
Rental and leasing of stations, installations and buildings from agents according to signed agreements*	1,296,618
Leasing and rental of a computer and peripheral equipment for a period of up to a year	4,183
Automobile operating lease agreements**	9,768
Amounts payable for management services (See Note 30b).	4,204
Amounts payable for consulting services (See Note 30b).	368

* Following are dates of payment of the rental and leasing liabilities:
2004	104,670
2005	95,813
2006	90,908
2007	84,997
2008	81,085
2009 and thereafter	839,145

1,296,618

** Following are the dates of payment of liabilities for operating lease agreements for vehicles:
2004	5,522
2005	3,277
2006	969

9,768

2.	Commitments for investments:

a.

In 1998 a subsidiary entered into a joint venture for the construction of a building project on jointly owned land. Construction, which began in September 2000 will include, inter alia, a 27 story office building covering an area of approximately 27,000 sq. meters and underground  parking facilities.

Simultaneously, an agreement was signed between the partners in the joint venture and a bank for financial escort over the construction period.  In return, the subsidiary pledged its rights in the land and future receipts from the project to the lending bank.

As of date of the financial statements the subsidiary had not yet utilized the project financing put at its disposal.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

C.	The subsidiaries have commitments and liabilities on the balance sheet date as follows: (contd.)

2.	Commitments for investments: (contd.)

b.

On September 30, 2001, an agreement was signed between the Company and Naspen Ltd., a member of the Baran Group Ltd., whereby the parties to the agreement will invest, in equal shares, in a new company, Oganim Beyarok Ltd. (50% each), which will engage in Israel and globally in leasing land and masts for the construction of antennas  for communications equipment (TM – Tower Management).  Granite will invest up to approximately 5 million US dollars in accordance with the agreement.  As of the balance sheet , the Company invested an amount of NIS 2.9 million.

	c.	A subsidiary constructed a water treatment plant which it has undertaken to operate for a period of 10 years .

	d.	Subsidiaries have agreements to pay royalties for know-how purchased as a percentage of the sales of certain products. In the past three years a yearly amount of approximately NIS 1 million was paid.

	e.	Via Maris Desalination Ltd.
(1)

A consortium of companies in which the Company is a member , was awarded a tender for the desalination of seawater.  For this purpose the consortium formed a company, Via Maris Desalination Ltd. (hereinafter: Via Maris).  The Company’s share in Via Maris is 26.5%.

In October 2002 Via Maris signed an agreement with the State of Israel (hereinafter: Concession Agreement) which was approved by the Finance Committee of the Knesset, to plan, finance, construct, operate and maintain a seawater desalination plant having an annual capacity of 30 million cubic. meters under the BOO (build, own and operate) method (hereinafter- the Project).

The concession agreement is for a period of 24 years and 11 months and includes the period of construction (hereinafter- Concession Period).  During the concession period Via Maris is obligated to construct a desalination plant with an annual production capacity of 30 million cubic. meters.  In return, Via Maris will be entitled to receive a fixed payment for providing available desalination capacity and a variable payment for the quantities of water actually desalinated. The quantity of water to be desalinated will be determined yearly on the basis of an annual program prepared by Via Maris and approved by the  Desalination Administration according to a formula detailed in the concession agreement.  The water that Via Maris will supply to the State must meet the quality requirements stipulated in the concession agreement

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

C.	The subsidiaries have commitments and liabilities on the balance sheet date as follows: (contd.)

2.	Commitments for investments: (contd.)

The shareholders of Via Maris provided a performance guarantee to the State of Israel in the amount of NIS 35 million, of which the Company’s share is approximately NIS 9.3 million.  At the time the financing agreements with the banks will be approved by the Desalination Administration, the shareholders will increase their guarantee to NIS 92.5 million of which the Company’s share will be approximately NIS 24.5 million.  Total guarantees that the Company provided Via Maris as of the balance sheet amounts to NIS 9.8 million.

In accordance with the provisions of the concession agreement, Via Maris is required, inter alia, to complete most of the planning and licensing stages of the project and to obtain most of the licenses required for the construction of the project within 8 months of the signing of the concession agreement.

The general planning of the desalination plant has reached  90% of completion and the detailed planning reached approximately 30%. The weighted average of progress in the planning stood at approximately 55% as of the date of the financial statements.

Via Maris submitted all the applications for licensing to the relevant authorities (the Shorkut Local Committee, the Central District Committee and the Committee for the Coastal Waters). In addition, the approvals in principle were received from the planning division and the National Parks Authority for the route of the land and sea lines.    Notwithstanding this, the licensing procedures have not yet been completed mainly due to the continuing sanctions by the civil servants.  In addition, since the date of signing the concession agreement, there were significant changes in the financial markets, as a result of which the economic feasibility of the project deteriorated.  For example, there was a significant devaluation in the rate of exchange of the shekel – euro and an increase in the rate of the interest margin that the banks demand.

As a result, Via Maris requested that the State make certain adjustments to the concession agreement, including: extending the period of linkage of the fixed component of the price of water to the basket of currencies until such time as the plant becomes operable, delaying the date for updating the fixed component of the price of water in accordance with changes in the rates of interest as of  the  date when the plant becomes operable, compensation to Via Maris in the event of a delay supplying natural gas or in the event that its price will higher than expected, delaying the timetables of the project by 8-12 months and changing the nature of the engagement with a certain supplier to the project.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

C.	The subsidiaries have commitments and liabilities on the balance sheet date as follows: (contd.)

2.	Commitments for investments: (contd.)

From the State’s responses to Via Maris’ request ,it appears that  the requests were only partially accepted. The State agreed, in principle, to extend the period of linkage of the fixed component of the price of water to the basket of currencies, subject to receiving a certain discount in the price of water, but did not respond to Via Maris’ request regarding the natural gas.  Regarding the timetables, the State demanded that Via Maris fulfill the obligations undertaken in the agreement by the date stipulated (as defined in the concession agreement), such as signing the financing agreement by April 1, 2004, but did not approve the concurrent deferral of the duration of the concession agreement.

Following the receipt of the State’s response to Via Maris’ requests, Via Maris prepared an updated version of the project’s economic model, a copy of which it submitted to a bank which expressed interest in financing the project.  The bank has not yet completed examining the updated economic model, but has clarified that it will require Via Maris’ shareholders to guarantee the risk inherent in a delay in the supply of natural gas to the desalination plant.

Via Maris is engaging its full resources in order to meet the required timetables.  At this stage, Via Maris cannot determine whether it will meet the project’s updated timetables, also due to factors beyond its control. A delay in meeting the timetables may be considered to be a violation of the terms of the  concession agreement and to enable the State, under certain circumstances, to exercise the performance guarantee. Nevertheless, in the opinion of Via Maris’ management, inasmuch as most of the delays result from unforseen factors, not under Via Maris’ control, the likelihood that the State will not approve an additional deferral in the timetables is small.

Construction of the project will be carried out by a partnership which will comprised of Via Maris’ shareholders (subject to a subsidiary replacing the Company) (hereinafter: the construction partnership)  The construction partnership will enter into  a Turn-Key agreement with Via Maris which will ensure the construction of the desalination plant at a price and timetable to be determined in advance.  The partners in the construction partnership will be jointly and severally responsible for meeting its obligations Furthermore, the obligations of the construction partnership will be secured by a bank guarantee in an amount to be agreed upon between the parties.

Operation and maintenance work on the project will be carried out by a partnership to be comprised of Via Maris’ shareholders (subject to the subsidiary replacing the Company) or by a private company which will be owned by the same parties.  According to the agreement between the partners in Via Maris, the subsidiary has a first right of refusal regarding operating the desalination plant during the full term of the agreement.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

C.	The subsidiaries have commitments and liabilities on the balance sheet date as follows: (contd.)

2.	Commitments for investments: (contd.)

Via Maris intends to supply the energy required to operate the desalination plant, both through a private power station, powered by natural gas, which will be constructed on the plant’s grounds and through purchases from the Israel Electric Corporation.

The timetable for operating the facility is not contingent on the completion of the power station, and its initial operation is planned on the basis of electricity to be supplied by a high tension line which will pass close to the plant.

The total costs related to constructing the desalination plant are estimated at approximately 80-85 million dollars (including the power station).

(2)

In accordance with an agreement signed between the Company and a subsidiary, the subsidiary will serve as the operative wing of the Company regarding the water treatment and the construction of desalination plants.  Subject to the approval of the Tenders Committee and provided that the State will give its approval in the future, Via Maris’ shares held by the Company, will be transferred to a subsidiary at an adjusted cost as reflected in the Company’s books.  It was agreed between the companies that the aforesaid does not derogate from the Company’s legal and financial responsibility in all matters relating to its being awarded the tender and the construction of the project.  In addition the subsidiary has undertaken to assume by itself and on its own account, all the expenses and investments, of any type, that were paid or will be paid by the Company in connection with submitting the tender offer or for being awarded it within the framework of Via Maris and in every matter concerning or resulting from the tender or the project.  Accordingly, the costs of the investments will be included in the books of the subsidiary. The Company intends to assign the guarantees that it provided Via Maris to the subsidiary, subject to receiving the required approvals.

	(3)	As of the date of the financial statements the subsidiary’s share in Via Maris’ shareholders’ loans is NIS 3,541 thousand. The loans are linked to the consumer price index.

As of the balance sheet date, an investment in the amount of NIS 4,132 thousand, including shareholders’ loans and the capitalization of various expenses, was recorded in the subsidiary’s books.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

C.	The subsidiaries have commitments and liabilities on the balance sheet date as follows: (contd.)

2.	Commitments for investments: (contd.)

f.

In October 2002 a partnership agreement was signed in equal shares between a subsidiary and Hefer Ecologies Aguda Shitufit Agricultural Cooperative Ltd. (hereinafter: “Hefer”).  According to the agreement, the partnership will engage in the construction of a plant for the treatment of agricultural residues (hereinafter: “Residues Plant”) and its operation in the Emek Hefer area.

In November 2003 the partnership agreement was amended to include the following provisions:

Hefer will pledge all the Residues Plant’s equipment to the bank that will provide construction financing to the partnership for the plant and equipment. The partnership will be granted the right of use of the Residues Plant’s  facilities for a period of 20 years commencing from the time of collection of customer receivables from the Residues Plant’s customers. Under certain conditions,  the period can be extended to 24 years.

All the income earned by the Residues Plant will belong to the partnership.

Each of the parties will provide shareholders’ loans to the partnership in the amount of NIS 2.5 million.  The partnership will receive financing from the bank in the amount of NIS 7.5 million and will provide Hefer with a long-term loan to finance the construction of  the Residues Plant in the amount of NIS 12.5 million.

As of the balance sheet date the shareholders loan from Hefer had not yet been received.

Hefer announced that its application for a grant from the State to construct the Residues Plant for 50% of the actual costs up to an amount of NIS 10 million was approved by the Investments Administration of the Ministry of Agriculture.  Should the amount of the grant received be less than stated above, Hefer will be responsible for the balance.

If the total estimated cost of the Residues Plant exceeds NIS 22.5 million the partnership will raise the balance of the investment required from a banking source with guarantees by the two partners in equal shares.

As of the date of the financial statements the construction of the Residues Plant has not yet been completed.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

D.	Subsidiaries have contingent liabilities on the balance sheet date as follows:

		NIS thousands

1.	Acquisition of equipment – open letter of credit	584

2.	Bank gurantees for customers and investee companies	65,340

3.	Performance guarantees to customers and others	23,742

4.	Guarantees to the authorities	655

5.	Bank guarantees for credit and other liabilities of affiliated companies	474

6.	Other guarantees*	3,879

7.	A guarantee to a government agency on account of the liabilities of a subsidiary regarding its share in an oil and gas exploration drilling agreement	Unlimited amount

8.	A guarantee given on account of the liabilities of a subsidiary regarding participation in a tender	Unlimited amount

9.	A guarantee to the State of Israel for grants that an affiliated company received from the Government of Israel in accordance with Law for the Encouragement of Capital Investments –1959	Unlimited amount

*

On April 1, 2004 a guarantee, which on the balance sheet date stood at NIS 5 million will increase to NIS 13.2 million.  The guarantee was given in favor of the State of Israel regarding compliance with the provisions of Section 3a of the edict-Supervision of Goods and Services Prices (Prices at Filling Stations) – 2002.

E.	Credit risks

1.	The maximium credit risk that the Company faces regarding its financial assets does not exceed the amount of their book value less existing collateral.

2.

The concentration of  credit risks results from a subsidiary having a number of  customers and long-term receivables (long-term loans granted), which are of a similar nature (independent fuel agents).  The highest balance is that of an agent whose current debt (included in trade receivables) and  long-term debt (included in long-term loans granted) amounts to approximately NIS 25.3 million.

A portion of amounts due from customers is collateralized as is customary in the industry.  In addition, the subsidiary has long-term service agreements which give it the right to offset amounts against the receivable payments.

The statements include a specific provision for debts whose collection in management’s opinion is in doubt.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 28 –  Collateral, commitments and contingent liabilities (contd.)

F.	Forward currency transactions

	Currency receivable	Currency payable	Date of maturity / redemption / realization	Amounts receivable	Amounts payable	Fair value

				NIS thousands

	US dollars	NIS	(1)	2,199	2,204	(5)
	Euro	NIS	(1)	2,765	2,674	91

Total				4,964	4,878	86

(1) January 2004

G.	Fair value of financial instruments

The book amount of cash and cash equivalents, short-term investments, trade receivables, other receivables, credit from banks and others, liabilities for trade payables and other payables are equal or close to their fair value.

Fair value as at December 31, 2003 of long-term loans given, is higher by NIS 1.5 million than their book value.

Note 29 –  Events relating to the fuel sector
According to the Law for Arrangements in the State of Economy – 2001 and its regulations, changes have been enacted regarding the holding of Emergency inventories of fuel products. According to the new regulations the Security inventories are to be held in separate tanks at specified locations and earmarked for use in times of emergency.  In view of this, these inventories are presented as  Non-current inventories.  The State will continue to finance the holding of the inventories and guarantee the value of the fuel defined as Security inventories.  A regulation regarding holding of Civilian inventories, stipulated in the same law, was cancelled in 2002.

Sonol is exposed to changes in the value of its operating inventories used to meet its current needs, as a result of fluctuations in fuel market prices.  Fluctuations in the fuel prices could significantly affect Sonol’s periodic business results.  Sonol is exploring ways to minimize such effects.  It is not possible to estimate the effects of these changes on Sonol’s business results.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 30 –  Transactions and balances with interested and related parties

a.	Income and expenses from interested and related parties

1.	Consist of:

	For the year December 31,

	2003		2002		2001

	NIS thousands

	Interested parties	Related parties	Interested parties	Related parties	Interested parties	Related parties

Financing income	-	338	-	925	-	846
Income from management services	-	1,529	-	796	-	457
Purchase of fuel products	195,359	-	341,143	-	400,992	-
Purchase of services	347	-	435	-	688	-

2.

In purchases from an interested party the price of the transaction is determined by referring to the Oil Refineries Ltd. gate price at that time and to the prices which were offered by other competing suppliers.  The price of the transaction at all times was lower than any other alternative that Sonol had at that time.  The credit terms are not less than those which were given by the Oil Refineries Ltd. or by any other supplier.

3.

Other transactions with interested and related parties are also conducted in the normal course of business and at regular credit terms and do not exceed 10% of the Company’s transactions.  The Company was granted an exemption pursuant to Section 64(3)d of the Securities Regulations [(Preparation of Annual Financial Statements (Amendment)] – 1995 from the requirement to disclose transactions with interested parties and investee companies in the normal course of the Company’s business.

4.	Sonol purchases most of its fuel products from Oil Refineries Ltd. which is obligated to supply its products to the fuel companies at refinery gate prices which are controlled by the government.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 30 –  Transactions and balances with interested and related parties (contd.)

b.	Benefits to interested parties

		For the year ended December 31,

Group		Number of people	2003		2002	2001

			NIS thousands

1.	Interested party employed by the Corporation	1-2	5,637	*	3,629	3,171

2.	Directors fees	12	1,190		1,044	1,072

3.	Management and consulting services**		2,518		2,092	-

4.	Regarding indemnity and insurance of directors and officers – see Note 28(b)(1)

5.

According to the employment agreement signed with the Company’s Chief Executive Officer(CEO), the period of his employment will be until June 2006 (which be extended automatically unless terminated by one of the parties).  Should the Company terminate the agreement and/or should control in the Company be transferred within the meaning of the employment agreement, the CEO will be entitled to receive the balance of the salaries that he would have received up to June 2006, but not less than for a period of 12 months.

*	Including payments to a former interested party whose term ended during 2003.

**

The Company has an agreement with an interested party to pay $40,000 per month for management services for a period of 36 months beginning January 1, 2003.  The expenses for the management services were approved at the General Meeting of the Company.  In addition, the Company entered into an agreement with an interested party to pay $7,000 per month for consulting services.  Each of the parties may terminate the agreement with prior notice of two months to the other party.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 30 –  Transactions and balances with interested and related parties (contd.)

c.	Balances with interested and related parties

	December 31, 2003		December 31, 2002

	NIS thousands		NIS thousands

	Interested parties	Related parties	Interested parties	Related parties

Current assets

Trade receivables	1,144	1,141	1,059	13,644
Other receivables	54	-	-	199

	1,198	1,141	1,059	13,843

Loans and capital notes to investee companies		17,046		20,348

Highest balance during the year with an interested party	2,006		3,847

Current liabilities
Trade liabilities		2,932	32,842	3,595
Other liabilities	-	259	-	5

	-	3,191	32,842	3,600

Highest balance during the year with interested party	32,489		47,004

Commitment for the acquisition of fuel from interested party	-		106,892

Note 31 –  Subsequent events

a.

In February 2004, Isramco Inc, the operator of the “Med-Ashdod” holding, announced that the supply of gas from the well ‘Nir-1”, in which the Company is a partner, holding 35% of its rights, is not  economically feasibile.  The partners must inform the operator by not later than March 29, 2004 of their intentions. The balance of the Company’s investment in the holding’s concession rights is insignificant.

b.

In February 2004 the Company submitted a proposal to Nitzba Hitnahalut for the purchase of Nitzba Hitnahalut’s shares.  Concurrently, the Company announced negotiations taking place for the sale of its holdings.

c.

In February 2004, Tambour submitted a request to the Tel Aviv– Jaffa District Court for the approval of a distribution pursuant to paragraph 303 of the Companies Law – 1999 and for reduction in its capital deriving from the proposed distribution.  Tambour’s creditors may file an objection in court against  the proposed distribution within 30 days of the date of its filing the request or within a later period as determined by the court.  Tambour intends to pay a cash dividend to the Company of an amount not exceeding NIS 400,000 thousand, of which an amount not exceeding NIS 379,358 thousand is a distribution not out of its profits.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

Note 31 –  Subsequent events (contd.)

d.

Following a  claim filed by the fuel companies Paz, Delek and Sonol and Dor Energy against the Oil Refineries Ltd., Oil Infrastructures and Energy Ltd. and the State of Israel in November 2002 totaling approximately NIS 25 million (Sonol’s share amounts to approximately NIS 4.6 million) on account of damages incurred  as a result of negligent maintenance of inventories  of crude oil, the State of Israel in March 2004 submitted a claim against Sonol, Paz, Delek and Dor Energy and against the Oil Refineries and the Oil Infrastructures and Energy Ltd., contending that over the years they collected storage fees and insurance for the Emergency fuel inventories of the State of Israel.  According to the State it became clear retroactively that a considerable part of the inventories was not usable, having turned into sludge, due to the negligence of the Refineries, the Oil Infrastructure and Energy Ltd. and the other fuel companies noted above. Sonol’s share is approximately NIS 21 million.  The fuel companies reject the States contentions outright.

e.

In March 2004 a financial claim was filed against Supergas by a supplier, in the amount of NIS 5 million.  The supplier contends that it carried out various projects for Supergas in the field of computerization, consulting and information systems, but Supergas did not pay all the amounts due for these projects.  Supergas’ management rejects the contentions in the claim outright.

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

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

NOTE 32 –  Financial statements translated into U.S. dollars

CONSOLIDATED BALANCE SHEETS (In thousands)

	Translated to U.S. Dollars

	December 31,

	2003	2002

Current assets
Cash and cash equivalents	1,707	7,153	*
Marketable securities	669	3,716
Trade receivables	220,511	217,771	*
Other receivables	16,489	28,817	*
Receivables for work in progress	3,298	3,672
Inventories	44,559	46,055
Affiliated company designated for sale	1,817	-

	289,050	307,184

Non-current inventories	25,344	25,344

Investments, long-term loans and receivables
Affiliated companies and other investments	25,531	32,286	*
Long-term loans	29,647	27,988	*
Deferred taxes, net	12,041	3,627

	67,219	63,901

Fixed assets, net	251,001	246,240

Other assets	36,992	30,513	*

	669,606	673,182

*Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

NOTE 32 –  Financial statements translated into U.S. dollars (continued)

CONSOLIDATED BALANCE SHEETS (In thousands)

	Translated to U.S. Dollars

	December 31,

	2003	2002

Current liabilities
Credit from banks and others	301,990	242,237
Trade payables	43,134	39,875 *
Other payables	44,656	38,464

	389,780	320,576

Long-term liabilities
Long-term loans	164,436	198,807 *
Customers’ deposits	13,267	13,136
Liabilities for severance pay, net	5,214	6,210
Deferred taxes	16,154	14,614

	199,071	232,767

Minority interest	1,888	1,740

Shareholders’ equity
Ordinary shares, NIS 1 par value
Authorized 225,000,000 shares
Issued and outstanding 139,336,000 shares as of December 31, 2003 and 2002	59,696	59,696
Capital reserves	65,042	65,042
Company’s shares held by a consolidated Company	(2,106)	(2,106)
Retained earnings	(41,890)	(3,189)
Accumulated other comprehensive income	(766)	(1,109)
Cumulative foreign currency translation Adjustment	(1,109)	(235)

Total shareholders’ equity	78,867	118,099

	669,606	673,182

*Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

NOTE 32 –  Financial statements translated into U.S. dollars (continued)

CONSOLIDATED STATEMENT OF INCOME (In thousands except per share data)

	Translated to U.S. Dollars

	Year ended December 31,

	2003	2002	2001

Sales	934,795	902,737	906,300
Less: Government imposts	302,170	291,354	301,286

Net sales	632,625	611,383	605,014
Cost of sales	464,649	450,659	461,856

Gross profit	167,976	160,724	143,158

Selling, general and administrative expenses	122,648	105,883 *	88,816 *
Depreciation and amortization	20,829	20,432	18,653

	143,477	126,315	107,469

Income from operations	24,499	34,409	35,689

Financing expenses, net	(35,570)	(19,892)	(9,074)
Other (expenses) income, net	(10,077)	(9,844)	2,011

	(45,647)	(29,736)	(7,063)

(Loss) income before taxes on income	(21,148)	4,673	28,626
Taxes on income	3,239	(4,292)*	(6506)*

(Loss) income after taxes on income	(17,909)	381	22,120

Company’s share in results of affiliated companies, net	(3,896)	(995)	2,687

Minority interest in the results of Subsidiaries	(274)	(545)	(476)

Net (loss) income for the year	(22,079)	(1,159)	24,331

Net (loss) earnings per ordinary share (in U.S. dollars):

Primary and diluted (loss) income	(0.16)	(0.01)	0.18

     *Reclassified

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

NOTE 32 –  Financial statements translated into U.S. dollars (continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

Translated to U.S. Dollars

	Common Stock	Capital reserves	Company’s Shares held by a consolidated company	Retained earnings	Accumulated other comprehensive income *	Cumulative foreign currency translation adjustment	Total

Balance as at January 1, 2001	59,696	65,042	(810)	1,573	865	-	126,366
Changes in 2001:
Net income for the year	-	-	-	24,331	-	-	24,331
Divided paid	-	-	-	(27,934)	-	-	(27,934)
Acquisition of the Company’s shares by a subsidiary	-	-	(62)	-	-	-	(62)
Reclassification adjustment for gains included in net income	-	-	-	-	(353)	-	(353)

Balance as at December 31, 2001	59,696	65,042	(872)	(2,030)	512	-	122,348
Changes in 2002:
Net loss for the year	-	-	-	(1,159)	-	-	(1,159)
Acquisition of the Company’s shares by a subsidiary	-	-	(1,234)	-	-	-	(1,234)
Unrealized losses on securities	-	-	-	-	(1,198)	-	(1,198)
Foreign currency translation adjustment	-	-	-	-	-	(235)	(235)
Reclassification adjustment for gains included in net income	-	-	-	-	(423)	-	(423)

Balance as December 31, 2002	59,696	65,042	(2,106)	(3,189)	(1,109)	(235)	118,099
Changes in 2002:
Net loss for the year	-	-	-	(22,079)	-	-	(22,079)
Dividend paid	-	-	-	(16,622)	-	-	(16,622)
Unrealized losses on securities	-	-	-	-	263		263
Foreign currency translation adjustment	-	-	-	-	-	(874)	(874)
Reclassification adjustment for gains included in net income	-	-	-	-	80	-	80

Balance as December 31, 2003	59,696	65,042	(2,106)	(41,890)	(766)	(1,109)	78,867

*     Deriving from unrealized gains (losses) on marketable securities, net of tax effect.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

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

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

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

d)	Impairment of Assets

In accordance with Israeli GAAP:

The Company applied Standard No. 15 under which the Company needs to test the recoverable amount of the assets, which is the higher of the net sales price and usage value.  A loss from impairment will be reversed only if changes have occurred in the estimates used in determining the recoverable value of the asset, from the date of which the last impairment was recognized.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

NOTE 32 –  Financial statements translated Into U.S. dollars (continued)

In accordance with US GAAP:

The Company applied FAS 144 with respect to long-lived assets and APB 18 with respect to equity method investees.
Under FAS 144 an impairment of long-lived asset is recorded only if the undiscounted cash flows of the related asset does not cover its book value.

Under APB 18 a loss is recorded only when the impairment investees is other than temporary.
Both under FAS 144 and under APB 18 reversals of impairments are not allowed, unless the assets are held for sales.

e)	Other disclosures
Government imposts – consist of excise taxes imposed on fuel products mainly gasoline and gasoil.

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

LIST OF MAIN INVESTEE COMPANIES

List of the main subsidiaries and affiliates	Holdings and Control as of December 31,2003

%

Consolidated Subsidiaries:
Sonol Israel Ltd.	100
Sprint Motors Ltd.	100

Milchen Sonol Agency Ltd.	66.67
Sonol J-M Ltd.	70
Sonol Dan (1992) Ltd.	100
Sonol Darom Ltd.	100
Sonol Cnaan Ltd	51
Sonol Shani Agencies Ltd.	51
Sprint Motors Transport (1999) Ltd.	100
Kleesson Holdings (1999) Ltd.	100
Sonor Ltd.	100
After Holdings Ltd.	100
Granita Holdings Ltd.	75
Granite-Sonol Oil and Gas Drilling-Limited Partnership	100
Tambour Ltd.	100
Tambour Ecology Ltd.	100
Tambourechev Paints1997 Ltd.	100
Safety Kleen (Israel) Ltd.	100
Tzach Serafon Ltd.	100
Serafon Trading 1997 Ltd.	100
Tambour Distribution Ltd.	100
Texma Chemicals Ltd.	100
Supergas Israel Gas Distribution Company Ltd.	100
Supergas Hanegev Ltd.	65
Supergas Rehovot (1989) Ltd.	100
M. Solomon & Co. Gas Agencies Ashkelon Ltd.	51
Supergas Hagalil Ltd.	100
Rav Gas Ltd.	55
Allied Oils and Chemicals Ltd.	100
Sonefco Bank Street Corporation	100
Granite Hacarmel Holdings (1993) Ltd.	100
Granite Hacarmel Properties (1993) Ltd.	100
Granite Hacarmel Holdings and Development Ltd	100
Granite Hacarmel Industries Ltd.	100
Granite Hacarmel Y.A. Holdings Ltd.	100
Granite Hacarmel NZV Holdings Ltd.	100
Granite Hacarmel Energy (1997) Ltd.	100
Granite Hacarmel Tourism Ltd.	100
Otzem Promotion and Investments (1991) Ltd.	100

Granite Hacarmel Investments Limited and its Subsidiaries

Notes to the Financial Statements as at December 31, 2003

List of the main subsidiaries and affiliates (cont.)	Holdings and Control as of December 31, 2003

%

Affiliated Companies

Aero Echo Ltd.	33.33
International Ilios	43
Via Maris – Joint Venture	24
Via Maris Desalinization Ltd.	26.5
Tambour – Hefer Ecology – Partnership	50
Yarok Az Ltd.	22.9
Nitzba Holdings 1995 Ltd.	9.82
Orpak Industries (1983)Ltd.	10.1
Park Mini Israel – Limited Partnership	35
L.D.I.-Leasing Dynamics International Ltd.	25.1
Green Anchors Ltd.	50

The above list does not include inactive and/or immaterial affiliated companies and others

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

Nitsba Holdings 1995 Ltd.

        We have audited the balance sheet of Nitsba Holdings 1995 Ltd. (“the Company”) as of December 31, 2003 and the consolidated balance sheet as of that date and the related statements of operations, changes in shareholders’ equity, and cash flows — of the Company and consolidated — for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We did not audit the financial statements of certain subsidiaries and proportionately consolidated entities, whose assets included in consolidation constitute approximately 32% of total consolidated assets as of December 31, 2003 and whose revenues included in consolidation constitute approximately 46% of total consolidated revenues for the year then ended. The financial statements of those entities were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those entities, is based solely on the reports of the other auditors.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position — of the Company and consolidated — as of December 31, 2003, and the results of operations and cash flows — of the Company and consolidated — for the year then ended in conformity with generally accepted accounting principles in Israel.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 24, 2004	A Member of Ernst & Young Global

Auditors’ Report to the Shareholders of
Properties Enterprise & Development (N.Y.P.) Ltd.

We have audited the accompanying balance sheet of Properties Enterprise & Development (N.Y.P.) Ltd. (hereinafter – the “Company”) as of December 31, 2003 and the consolidated balance sheet as of that date and the related statement of operations, changes in shareholders’ equity and cash flows – of the Company and consolidated — for the year then ended. These financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statement of an affiliate, whose company’s investments constitute NIS 52,940 thousand as at December 31, 2003, and its equity in losses constitute NIS 10,418 thousand, The financial statements of this affiliate were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such investee company, is based solely on the said reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and Management, as well as evaluating the overall financial statement presentation. We believe that our audits, and reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and on the reports of the above-mentioned other auditors, the financial statements referred to above present fairly, in all material respects, the financial position — of the Company and consolidated – as of December 31, 2003 and the results of their operations, the changes in shareholders’ equity and their cash flows – of the Company and consolidated — for the year then ended in conformity with generally accepted accounting principles in Israel ( Israeli GAAP).

As explained in Note 1c the above-mentioned financial statements are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

Without qualifying our opinion, we draw attention to note 5d to the financial statements, regarding an affiliate’s cash flow projection for the year subsequent to the balance sheet date, which indicates a need to bridge gaps in cash flows, and regarding the payment of principal and interest on debentures due on March 31, 2004 amounting to approximately NIS 7.1 million.

Somekh Chaikin
Certified Public Accountants (Isr.)

March 24, 2004

Auditors’ Report to the Shareholders of
N.T.M TRANSPORTATION PROPERTIES AND TRADE LTD.

We have audited the accompanying balance sheet of N.T.M TRANSPORTATION PROPERTIES AND TRADE LTD. (hereinafter – the “Company”) as of December 31, 2003 and the consolidated balance sheet as of that date and the related statement of operations, changes in shareholders’ equity and cash flows – of the Company and consolidated — for the year then ended. These financial statements are the responsibility of the Company’s Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain joint venture which is consolidated by the proportionate consolidation method, whose assets constitute 0.3% of the total consolidated assets as at December 31, 2003, and whose revenues constitute 30.2% of the total consolidated revenues for the year ended December 31, 2003. The financial statements of this joint venture were audited by other auditors whose reports thereon were furnished to us. Our opinion, insofar as it relates to amounts emanating from the financial statements of such joint venture, is based solely on the said reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and Management, as well as evaluating the overall financial statement presentation. We believe that our audits, and reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and on the reports of the above-mentioned other auditors, the financial statements referred to above present fairly, in all material respects, the financial position — of the Company and consolidated – as of December 31, 2003 and the results of their operations, the changes in shareholders’ equity and their cash flows – of the Company and consolidated — for the year then ended in conformity with generally accepted accounting principles in Israel (Israeli GAAP).

As explained in Note 2a the above-mentioned financial statements are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with Opinions of the Institute of Certified Public Accountants in Israel.

Somekh Chaikin
Certified Public Accountants (Isr.)

March 24, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

THE NEW TEL AVIV BUS TERMINAL CO. LTD.

We have audited the balance sheets of The New Tel Aviv Bus Terminal Co. Ltd. (“the Company”) as of December 31, 2003 and 2002 and the consolidated balance sheets as of those dates and the related statements of operations, changes in shareholders’ equity and cash flows — of the Company and consolidated — for each of the three years in the period ended December 31, 2003 (such financial statements not presented herein). These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of the Company — of the Company and consolidated — as of December 31, 2003 and 2002 and the results of operations, changes in shareholders’ equity and cash flows — of the Company and consolidated — for each of the three years in the period ended December 31, 2003, in conformity with generally accepted accounting principles in Israel.

As explained in Note 2.1 to the financial statements, the aforementioned financial statements are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in conformity with Opinions of the Institute of Certified Public Accountants in Israel.

Without qualifying our opinion, we draw attention to Note 1.3 to the financial statements, regarding the Company’s cash flow projection for the year subsequent to the balance sheet date which indicates a need to bridge gaps in cash flows, and regarding the payment of principal and interest on debentures due on march 31, 2004 and amounting to approximately NIS 7.1 million.

Brightman Almagor & Co.
Certified Public Accountants

March 24, 2004

To the shareholders of

Oganim Beyarok Ltd.

We have audited the balance sheets of 0ganim Beyarok Ltd. (the “Company”) as of December 31, 2003 and the related statements of loss, changes in shareholder’s equity and cash flows for the year in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall annual accounts presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations, changes in its shareholders’ equity and its cash flows for the years in the period ended December 31, 2003, in conformity with generally accepted accounting principles (“GAAP”) in Israel.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America (U.S. GAAP). As applicable to these financial statements, had U.S. GAAP been applied, no significant differences would have been reflected as compared to these financial statements prepared in accordance with Israeli GAAP.

As explained at Note 1b, the above mentioned financial statements are presented in values adjusted for changes in the general purchasing power of the Israeli currency ’ in accordance with Opinions of the Institute of Certified Accountants in Israel.

Without qualifying our opinion, we draw attention to the contents of note 1a(b) to the financial statements in which it is explained that the Company’s ability to continue its business operations is subject to its ability to raise the funds necessary to enable it to continue its operations.

As of December 31, 2003, the Company has a capital deficiency and a working capital deficit of NIS 6,189,250 and NIS 4,308,376, respectively. The Company’s ability to continue its business operations is subject to its ability to raise the funds necessary to enable it to continue its operations.

Beer Sheva, Israel	Kesselman & Kesselman
February 17, 2004	Certified Public Accountants (Isr.)

Independent Auditors’ Report
to the Shareholders of
L.D.I (Licensing Dynamics International) Ltd.

We have audited the accompanying balance sheet of L.D.I (the Company) as of December 31, 2003 and 2002 and the related statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets included in consolidation constitute approximately 15% and 31% of total consolidated assets as of December 31, 2002 and 2003, respectively, and whose revenues included in consolidation constitute approximately 31% and 49% of total consolidated revenues for the years ended December 31, 2002 and 2003, respectively. The financial statements of those subsidiaries were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those subsidiaries is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Auditors Regulations Auditor’s Regulations (Auditor’s Mode of Performance) 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in Israel.

As explained at Note 2, the above mentioned financial statements are presented in values adjusted for changes in the general purchasing power of the Israeli currency, in accordance with Opinions of the Institute of Certified Accountants in Israel.

Tel-Aviv Israel
March 17, 2004

Ziv Haft Certified public accountant (Isr.) BDO member firm

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June, 2004.

AMPAL-AMERICAN ISRAEL CORPORATION BY: /S/ JACK BIGIO —————————————— Jack Bigio, Chief Executive Officer and President (Principal Executive Officer)

Exhibit 23.19

Independent Auditors’ Consent

The Board of Directors
Granite Hacarmel Investments Limited

We consent to the incorporation by reference in the registration statements (No. 333-61895 and No. 333-55970) on Form S-8 of Ampal American Israel Corporation of our report dated March 25, 2004, with respect to the consolidated balance sheet of Granite Hacarmel Investments Limited as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the Form 10-K/A of Ampal American Israel Corporation.

Our report contains an explanatory paragraph for claims against consolidated companies.

Somekh Chaikin
Certified Public Accountants (Isr.)

Haifa, June 30, 2004

Exhibit 31.3

CERTIFICATION

I, Jack Bigio, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Ampal – American Israel Corporation on Form 10-K/A;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 30, 2004	BY: /S/ Jack Bigio —————————————— Jack Bigio President and Chief Executive Officer

Exhibit 31.4

CERTIFICATION

I, Irit Eluz, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Ampal – American Israel Corporation on Form 10-K/A;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 30, 2004	BY: /S/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the annual report of Ampal-American Israel Corporation (the “Company”) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004, as amended by this Amendment No. 1 to the annual report on Form 10-K as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned executive officers of the Company certifies, to the best of such executive officer’s knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /S/ Jack Bigio —————————————— Jack Bigio President and CEO Ampal-American Israel Corporation June 30, 2004	BY: /S/ Irit Eluz —————————————— Irit Eluz CFO and Vice President-Finance and Treasurer Ampal-American Israel Corporation June 30, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.