Form 10-Q
period 2004-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2004-08-12
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification Number

111 Arlozorov, Tel Aviv, Israel	62098
(Address of Principal Executive Offices)	(Zip code)

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,859,445 (as of August 3, 2004).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2004	2003
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$1,399	$194
Interest	279	267
Real estate income	4,433	4,385
Realized and unrealized gains on investments	4,742	26,342
Other	4,797	4,739

Total revenues	15,650	35,927

EXPENSES
Interest	2,230	3,634
Real estate expenses	4,259	3,921
Loss from impairment of investments	1,463	8,133
Minority interests	(29)	1,095
Translation loss	1,559	2,313
Other (mainly general and administrative)	5,071	4,583

Total expenses	14,553	23,679

Gain before income taxes	1,097	12,248
Provision for income taxes	1,624	4,184

Net (loss)Gain	$(527)	$8,064

Basic EPS:
(Loss)Gain per Class A share	$(0.03)	$0.40

Shares used in calculation (in thousands)	19,814	19,698

Diluted EPS:
(Loss)Gain per Class A share	$(0.03)	$0.36

Shares used in calculation (in thousands)	19,814	22,103

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2004	2003
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in (loss) earnings of affiliates	$(517)	$703
Interest	151	132
Real estate income	2,259	2,280
Realized and unrealized gains on investments	3,912	25,434
Other	2,376	2,444

Total revenues	8,181	30,993

EXPENSES
Interest	1,387	1,417
Real estate expenses	2,128	1,988
Loss from impairment of investments	-	8,133
Minority interests	346	586
Translation loss	332	1,992
Other (mainly general and administrative)	2,553	2,246

Total expenses	6,746	16,362

Gain before income taxes	1,435	14,631
Provision for income taxes	1,151	4,400

Net Gain	$284	$10,231

Basic EPS:
Gain per Class A share	$0.01	$0.52

Shares used in calculation (in thousands)	20,470	19,713

Diluted EPS:
Gain per Class A share	$0.01	$0.46

Shares used in calculation (in thousands)	22,115	22,103

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2004	December 31, 2003
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$16,201	$4,572

Deposits, notes and loans receivable	3,333	12,288

Investments	168,380	171,121
Marketable Securities	61,030	64,701

Total Investments	229,410	235,822

Real estate property, less accumulated
depreciation of $11,498 and $9,166	63,931	64,460

Other assets	36,800	37,225

Total Assets	$349,675	$354,367

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	June 30, 2004	December 31, 2003

(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$137,523	$134,455
Debentures	1,956	3,879
Accounts payable, accrued
expense and others	83,790	91,015

Total Liabilities	223,269	229,349

Minority interests	10,139	9,995

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
126,077 and 131,952 shares; outstanding 122,727
and 128,602 shares	630	660

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares; issued
666,070 and 697,380 shares; outstanding 543,534
and 574,844 shares	3,330	3,487

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,690,515 and
25,567,210 shares; outstanding 19,858,851
and 19,735,546 shares	25,691	25,567

Additional paid-in capital	58,206	58,143

Retained earnings	75,582	76,109

Treasury Stock, at cost	(31,096)	(31,096)

Accumulated other comprehensive loss	(16,076)	(17,847)

Total shareholders' equity	116,267	115,023

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$349,675	$354,367

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2004	2003

(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) gain	$(527)	$8,064
Adjustments to reconcile net loss to net
cash provided by operating activities:
Equity in earnings of affiliates	(1,399)	(194)
Realized and unrealized gain
on investments	(4,742)	(26,342)
Depreciation expense	1,051	1,024
Amortization of deposits from tenants	(939)	(586)
Loss from impairment of investments and loans	1,463	8,133
Translation loss	1,559	2,313
Minority interests	(29)	1,095
(Increase)decrease in other assets	(2,224)	1,284
(Decrease) increase in accounts payable,
accrued expenses and others	(4,245)	5,938
Investments made in trading securities	(28,331)	(20,057)
Proceeds from sale of trading securities	38,181	22,191
Dividends received from affiliates	273	3,529

Net cash provided by operating activities	91	6,392

Cash flows from investing activities:
Deposits, notes and loans receivable collected	13,974	1,853
Deposits, notes and loans receivable granted	(5,195)	(3,363)
Investments made in affiliates and others	(6,212)	(1,000)
Proceeds from sale of investments	8,918	-
Return of capital by partnership	35	157
Capital improvements	(460)	(2,520)
Change of minority interest due to acquisition	-	1,464

Net cash provided by (used in) investing
activities	11,060	(3,409)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2004	2003

(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$6,617	$20,263
Notes and loans payable repaid	(3,081)	(4,350)
Debentures repaid	(1,753)	(19,271)
Contribution to partnership by minority	40	-

Net cash provided by (used in) financing
activities	1,823	(3,358)

Effect of exchange rate changes on cash and
cash equivalents	(1,345)	1,602

Net increase in cash and cash equivalents	11,629	1,227
Cash and cash equivalents at beginning of period	4,572	1,557

Cash and cash equivalents at end of period	$16,201	$2,784

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others	$3,070	$4,444

Income taxes paid	$3,711	$60

Supplemental Disclosure of Non-cash
Investing Activities:
Proceeds in tradable securities received from
realization of an investment	2,267	-

Investing activities:
Investment in investees	-	780

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	June 30 2004	December 31 2003

(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

4% PREFERRED STOCK
Balance, beginning of year	$660	$697
Conversion of 5,875 and 7,439 shares into
Class A Stock	(30)	(37)

Balance, end of period	$630	$660

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,487	$3,532
Conversion of 31,310 and 9,070 shares into
Class A Stock	(157)	(45)

Balance, end of period	$3,330	$3,487

CLASS A STOCK
Balance beginning of year	$25,567	$25,503
Issuance of shares upon conversion of
Preferred Stock	124	64

Balance, end of period	$25,691	$25,567

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,143	$58,125
Conversion of Preferred Stock	63	18

Balance, end of period	$58,206	$58,143

RETAINED EARNINGS
Balance, beginning of year	$76,109	$67,475
Net gain (loss)	(527)	8,847
Dividends:
4% Preferred Stock - $0.2 per share	-	(26)
6-1/2% Preferred Stock - $0.325 per share	-	(187)

Balance, end of period	$75,582	$76,109

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003

(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

TREASURY STOCK 4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

SIX MONTHS ENDED JUNE 30,	2004	2003
	(Unaudited)	(Unaudited)
ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,597)	(20,750)
Foreign currency translation adjustment	(544)	397

Balance, end of period	(21,141)	(20,353)

Unrealized gain on marketable securities:
Balance, beginning of year	2,750	(3,308)
Unrealized gain, net	2,649	7,519
Sale of available-for-sale securities	(334)	(2,742)

Balance, end of period	5,065	1,469

Balance, end of period	$(16,076)	$(18,884)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

SIX MONTHS ENDED JUNE 30,	2004	2003

(Dollars in thousands)	(Unaudited)	(Unaudited)

Net(loss) gain	$(527)	$8,064

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	(544)	397
Unrealized gain on securities	2,649	7,519

Other comprehensive (loss) income	2,105	7,916

Comprehensive income	$1,578	$15,980

Related tax(expense) on other
comprehensive gain:
Foreign currency translation adjustments	$(27)	$(175)
Unrealized gain on securities	$(784)	$(1,998)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The June 30, 2004 consolidated balance sheet presented herein was derived from the audited December 31, 2003 consolidated financial statements of the Company.

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

The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred. The following table illustrates the effect on net income and net loss and EPS as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock based incentive plans for the periods indicated below:

Six Months Ended June 30	2004	2003
(In thousands, except per share data)

Basic EPS:

Net(loss)gain:
As reported(1)	$(634)	$7,955
Less-stock based compensation expense
Determined under fair value method	(256)	(247)

Pro forma	$(890)	$7,708

As reported	$(0.03)	$0.40

Pro forma	$(0.04)	$0.39

Diluted EPS:

Net(loss)gain:
As reported	$(634)	$8,064
Less-stock based compensation expense
Determined under fair value method	(256)	(247)

Pro Forma	$(890)	7,817

As Reported	$(0.04)	$0.36

Pro forma	$(0.05)	$0.35

Three Months Ended June 30	2004	2003
(In thousands, except per share data)

Basic EPS:

Net gain:
As reported(1)	$231	$10,176
Less-stock based compensation expense
Determined under fair value method	(125)	(124)

Pro forma	$106	$10,052

As reported	$0.01	$0.52

Pro forma	$0.01	$0.51

Diluted EPS:

Net (loss) gain:
As reported	$284	$10,231
Less-stock based compensation expense
Determined under fair value method	(125)	(124)

Pro forma	$159	$10,107

As Reported	$0.01	$0.46

Pro forma	$0.01	$0.46

(1)After deduction of accrued Preferred Stock Dividend of $107 and $109 (for three months $53 and $55), respectively.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options; (2) dividend yield; (3) volatility; and (4) risk-free interest rate. For the periods of six ended June 30, 2004, 15,000 options were granted. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the optionholder.

4.	Segment information presented below results primarily from operations in Israel.

SIX MONTHS ENDED JUNE 30,	2004	2003
(Dollars in thousands)

Revenues:
Finance	$8,808	$30,476
Real Estate	4,433	4,385
Leisure-time	1,046	908
Intercompany adjustments	(36)	(36)

	14,251	35,733
Equity	1,399	194

Total	$15,650	$35,927

Pretax Operating Gain (Loss):
Finance	$(576)	$13,994
Real Estate	110	(909)
Leisure-time	135	64

	(331)	13,149
Equity	1,399	194
Minority Interest	29	(1,095)

Total	$1,097	$12,248

Total Assets:
Finance	$272,377	$264,810
Real Estate	65,016	69,820
Leisure-Time*	16,606	16,444
Intercompany adjustments	(4,324)	(2,785)

Total	$349,675	$348,289

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above.

The real estate rental segment consists of rental property owned in Israel and leased in the United States and leased or subleased to unrelated parties, and of the operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel.

*The leisure-time segment consists primarily of Coral World International Limited (marine parks located in Israel and around the world) and Country Club Kfar Saba, the Company’s 51%-owned subsidiary located in Israel.

5.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the six-month periods ended June 30, 2004 and 2003 because such shares are anti-dilutive.

(Shares in thousands)	June 30,
	2004	2003

Options and Rights	1,333	1,338
6-1/2% Preferred Stock	666	-
4% Preferred Stock	126	-

6.	LEGAL PROCEEDINGS:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority share holder;

B.	Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

(1)	based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or

(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage to the Israeli consumer index and interest; or

(3)	based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the appraiser specified in Section B above;

D.	Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS Communications Ltd.;

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

3.	As of June 30, 2004, the Company had not received its dividend from MIRS in the amount of $7.1 million, included among “other assets”, due March 31, 2004. The dividend was not received due to the legal dispute discussed above. As a result of not receiving the dividend, the principal and the interest of the loan which were due March 31, 2004 were only partially paid (see “Debt”).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL - AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

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

Results of Operations

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $0.5 million for the six months ended June 30, 2004 as compared to a net gain of $8.1 million for the same period in 2003. The decrease in net gain is primarily attributable to the decrease in realized and unrealized gains on investments in the six months ended June 30, 2004 as compared to the same period in 2003. These decreases were partially offset by the increase in equity in earnings of affiliates, a decrease in loss from impairment, a decrease in minority interests and a decrease in interest expense in the six months ended June 30, 2004, as compared to the same period in 2003.

In the six month period ended June 30, 2004, the Company recorded $4.7 million of realized and unrealized gains on investments, as compared to $26.3 million of realized and unrealized gains in the same period in 2003. The gains recorded in the six months ended June 30, 2004 are mainly attributable to the realized gains on the sale of approximately 49% of the Company’s holdings in PowerDSine Ltd. (“PowerDSine”) ($3.5 million). The remaining shares of PowerDSine were treated as “available-for-sale” and $2.4 million were recorded as unrealized gains on marketable securities under, “Accumulated Other Comprehensive Loss”. The realized and unrealized gains on investment in the six months ended June 30, 2003 were primarily attributable to the gains on the sale of the Company’s investment in Granite Hacarmel Investments Ltd. (“Granite”) ($20.8 million). During the second quarter of 2003, the Company sold 1,466,454 shares in Granite and through July 7, 2003 sold an additional 12,350,000 shares. Consequently, the Company’s investment in Granite, which was previously accounted for under the equity method, was accounted for as an investment in a trading marketable security at June 30, 2003.

Equity in earnings of affiliates increased to $1.4 million for the six months ended June 30, 2004, as compared to a gain of $0.2 million for the same period in 2003. The increase is primarily attributable to a $1.7 million loss in Granite, which was recorded in the first quarter of 2003.

In the six month period ended June 30, 2004, the Company recorded $1.5 million in losses from the impairment of its investments in Identify Solutions Ltd. ($0.7 million) and Star Management of Investment II (2000) L.P., ($0.8 million). In the same period in 2003, the Company recorded an $8.1 million loss from impairment of its investments.

The Company recorded a translation loss of $1.6 million in the six months ended June 30, 2004 as compared to a translation loss of $2.3 million in the same period in 2003. The translation losses in 2004 and 2003 are attributable to the devaluation of the new Israeli shekel against the U.S. dollar.

The Company recorded lower interest expense of $2.2 million in the six months ended June 30, 2004, as compared to $3.6 million in the same period in 2003, primarily as a result of lower interest rates.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

The Company recorded a consolidated net gain of $0.3 million for the three months ended June 30, 2004 as compared to a net gain of $10.2 million for the same period in 2003. The decrease in net gain is primarily attributable to the decrease in equity in earnings of affiliates, and a decrease in realized and unrealized gains on investment in the three months ended June 30, 2004 as compared to the same period in 2003. These decreases were partially offset by the decrease in loss from impairment and a translation loss in the three months ended June 30, 2004, as compared to the same period in 2003.

In the three month period ended June 30, 2004, the Company recorded a $3.9 million realized and unrealized gain on investments, as compared to a $25.4 million realized and unrealized gain on investments in the same period of fiscal 2003. The gains recorded in 2004 are primarily attributable to the realized gains on the sale of approximately 49% the Company’s holdings in PowerDSine Ltd ($3.9 million). The remaining shares of PowerDSine were treated as “available-for-sale” and $2.4 million were recorded as unrealized gains on marketable securities under “Accumulated Other Comprehensive Loss”. The realized and unrealized gains on investment in the three months ended June 30, 2003 were primarily attributable to the gains on the sale of Granite ($20.8 million). During the second quarter of 2003, the Company sold 1,466,454 shares in Granite and through July 7, 2003 sold an additional 12,350,000 shares. Consequently, the Company’s investment in Granite, which was previously accounted for under the equity method, was accounted for as an investment in a trading marketable security at June 30, 2003.

Equity in loss of affiliates was $0.5 million for the three months ended June 30, 2004, as compared to a gain of $0.7 million for the same period in 2003. The decrease is primarily attributable to a gain recorded by Ophir Holdings Ltd. as a result of a sale of real estate in 2003.

In the three-month period ended June 30, 2004 the Company did not record an impairment loss, while in the three-month period ended June 30, 2003, the Company recorded $8.1 million in losses from the impairment of its investments.

The Company recorded a translation loss of $0.3 million in the three months ended June 30, 2004 as compared to a translation loss of $2.0 million in the same period in 2003. The translation losses in 2003 are attributable to the devaluation of the new Israeli shekel against the U.S. dollar.

Liquidity and Capital Resources

Cash Flows

On June 30, 2004, cash and cash equivalents were $16.2 million, as compared with $4.6 million at December 31, 2003.

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

Cash flows from operating activities

Net cash provided by operating activities totaled approximately $0.1 million for the six months ended June 30, 2004, as compared to approximately $6.4 million at the same period in 2003. The decrease in cash provided is primarily attributable to the Company not receiving from MIRS its dividend in the amount of $7.1 million which was not received due to the legal dispute with the major partner, Motorola Communication Israel Ltd.(see Legal Proceedings)and a decrease in accounts payable which was partially offset by an increase in net proceeds from marketable securities.

Cash flows from investing activities

Net cash provided by investing activities totaled approximately $11.0 million for the six months ended June 30, 2004, as compared to approximately $3.4 million used in investing activities for the same period in 2003. The increase in cash provided by investing activities is primarily attributable to an increase of deposits collected and proceeds from the sales of XACCT and PowerDSine which was partially offset by an increase in investments in Telecom Partners and other investee companies.

Cash flows from financing activities

Net cash provided by financing activities was approximately $1.8 million at June 30, 2004, as compared to approximately $3.4 million used in financing activities at June 30, 2003. The increase in the cash provided in 2004 is primarily attributable to the decrease in the amount of notes and loans payable ($6.6 million and $20.3 million in 2004 and 2003, respectively) which were used to pay down the debentures ($1.8 million and $19.3 million in 2004 and 2003, respectively) and loans.

Investments

On June 30, 2004, the aggregate fair value of trading and available-for-sale securities was approximately $61.0 million, as compared to $64.7 million at December 31, 2003. The decrease in 2004 is attributable to the sale of various trading securities.

During the fiscal six months ended June 30, 2004, the Company made the following investments:

In February and June 2004, the Company invested EUR 4.7 million (approximately US $5.8 million) in Telecom Partners, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel. Ampal’s investment consists of a EUR 4 million convertible debenture, which converts into a one-third partnership interest in Telecom Partners, and a EUR 0.7 million loan. The debenture is convertible at the Company’s discretion. Telecom Partners currently holds investments in PSINet Europe B.V. and Grapes Communications N.V./S.A., two European telecom service providers.

On January 4, 2004, the Company loaned $0.2 million to ShellCase Ltd.(ShellCase”), the principal business of which is the packaging process of semiconductor chips.

In April 2004, the Company invested an additional $0.2 million in Fimi Opportunity Fund, L.P.(Fimi).

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $37.3 million and $33.4 million, respectively, as of June 30, 2004. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. As a result of not receiving the dividend from MIRS in the amount of $7.1 million, (see “Cash Flow from Operating Activity”) the principal and the interest of the loan due March 31, 2004 were only partially paid. As of the date hereof, the banks have not declared a default with respect to such unpaid amounts. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.

As of June 30, 2004, the company had $2.0 million in debentures outstanding with interest rates of 7.5% These debentures, which mature in March 2005, are secured by $2.0 million deposit held in a secured account.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At June 30, 2004, and December 31, 2003 the amounts outstanding under these loans were $8.9 million and $9.2 million respectively. The loans are dollar linked, mature in up to one year and have interest rates of LIBOR plus 1%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $4.2 million in favor of clients of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. The long-term loans in the amount of $32.8 million mature through 2005-2011.

The weighted average interest rates and the balances of these short-term borrowings (including Am-Hal loans) at June 30, 2004 and December 31, 2003 were 3.43% on $31.8 million and 3.6% on $27.5 million, respectively.

As of June 30, 2004, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.9 million. This includes:

$0.5 million guarantee to Leumi with respect to the MIRS loan.

$6.3 million guarantee on indebtedness incurred by Bay Heart ($3.8 million of which is recorded as a liability in the Company’s financial statements) in connection with the development of its property. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

$4.2 million guarantee to Am-Hal tenants as described above.

$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of June 30, 2004, the Company had a $10 million open foreign currency forward exchange contract.

SUBSEQUENT EVENTS

None.

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

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2004, and are sensitive to the above market risks.

During the six months ended June 30, 2004, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2003.

Interest Rate Risks

At June 30, 2004, the Company had financial assets totaling $8.2 million and financial liabilities totaling $139.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2004, the Company had fixed rate financial assets of $8.2 million and held no variable rate financial assets. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At June 30, 2004, the Company had fixed rate debt of $16.4 million and variable rate debt of $123 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.3 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2004, the Company entered into a foreign exchange forward purchase contract to partially hedge this exposure. At June 30, 2004, the Company had open foreign exchange forward purchase contract in the amount of $10 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.9 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $4.3 million.

Securities Price Risk

The Company’s investments at June 30, 2004, included marketable securities (trading and available-for-sale)which are recorded at fair value of $61.0 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $6.1 million.

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

Part II	– OTHER INFORMATION

Item 1.	Legal Proceedings:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority share holder;

B.	Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

(1)	based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or

(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage to the Israeli consumer index and interest; or

(3)	based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the appraiser specified in Section B above;

D.	Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS Communications Ltd.;

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders: None.

Item 5.	Other Information

Because Y.M. Noy Investments Ltd. owns more than 50% of the voting power in the Company, the Company is deemed to be a “controlled company” under the rules of the Nasdaq National Market (“Nasdaq”). As a result, the Company is exempt from the Nasdaq rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors.

The Company has not yet set the date for its 2004 annual meeting of shareholders. The deadline for shareholders to submit proposals for inclusion in the Company’s proxy statement was April 29, 2004, but because the 2004 annual meeting will take place more than 30 days later than last year’s meeting, the Company shall treat as timely any shareholder proposal submitted within a reasonable time prior to printing the Company’s proxy materials.

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

AMPAL - AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

AMPAL - AMERICAN ISRAEL CORPORATION BY: /S/ Jack Bigio —————————————— Jack Bigio Chief Executive Officer (Principal Executive Officer)

BY: /S/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer (Principal Financial Officer)

BY: /S/ Giora Bar-Nir —————————————— Giora Bar-Nir Controller (Principal Accounting Officer)

Dated: August 12, 2004

AMPAL - AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

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