Form 10-Q
period 2004-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2004-11-12
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to _______________

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,872,955 (as of November 2, 2004).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Part I	Financial Information	Page

Item 1.	Financial Statements

Consolidated Statements of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II	Other Information	2

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$2,928	$1,925
Interest	457	420
Real estate income	6,683	6,686
Realized and unrealized gains on investments	6,879	24,662
Other	7,615	7,490

Total revenues	24,562	41,183

EXPENSES
Interest	3,450	4,381
Real estate expenses	6,554	6,212
Loss from impairment of investments	6,863	10,884
Minority interests	327	1,463
Translation loss	1,572	2,739
Other (mainly general and administrative)	7,347	6,987

Total expenses	26,113	32,666

(Loss)gain before income taxes	(1,551)	8,517
Provision(Benefit) for income taxes	1,521	(1,067)

Net (loss)gain	$(3,072)	$9,584

Basic EPS:
(Loss)gain per Class A share	$(0.16)	$0.48

Shares used in calculation (in thousands)	19,829	19,706

Diluted EPS:
(Loss)gain per Class A share	$(0.16)	$0.43

Shares used in calculation (in thousands)	19,829	22,103

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$1,529	$1,731
Interest	178	153
Real estate income	2,250	2,301
Realized and unrealized gains(loss)on investments	2,137	(1,680)
Other	2,818	2,751

Total revenues	8,912	5,256

EXPENSES
Interest	1,220	747
Real estate expenses	2,295	2,291
Loss from impairment of investments	5,400	2,751
Minority interests	356	368
Translation loss	13	426
Other (mainly general and administrative)	2,276	2,404

Total expenses	11,560	8,987

Loss before income taxes	(2,648)	(3,731)
Benefit for income taxes	103	5,251

Net (loss)Gain	$(2,545)	$1,520

Basic EPS:
(Loss)gain per Class A share	$(0.13)	$0.07

Shares used in calculation (in thousands)	19,862	19,724

Diluted EPS:
(Loss)gain per Class A share	$(0.13)	$0.07

Shares used in calculation (in thousands)	19,862	22,103

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	September 30, 2004	December 31, 2003
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$16,153	$4,572

Deposits, notes and loans receivable	3,431	12,288

Investments	159,133	171,121
Marketable Securities	50,191	64,701

Total Investments	209,324	235,822

Real estate property, less accumulated
depreciation of $11,907 and $9,166	63,706	64,460

Other assets	43,209	37,225

Total Assets	$335,823	$354,367

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	September 30, 2004	December 31, 2003
(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$124,383	$134,455
Debentures	1,963	3,879
Accounts payable, accrued
expense and others	85,727	91,015

Total Liabilities	212,073	229,349

Minority interests	10,490	9,995

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
124,732 and 131,952 shares; outstanding 121,382
and 128,602 shares	624	660

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares; issued
662,837 and 697,380 shares; outstanding 540,301
and 574,844 shares	3,314	3,487

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,706,939 and
25,567,210 shares; outstanding 19,875,275
and 19,735,546 shares	25,707	25,567

Additional paid-in capital	58,212	58,143

Retained earnings	73,037	76,109

Treasury Stock, at cost	(31,096)	(31,096)

Accumulated other comprehensive loss	(16,538)	(17,847)

Total shareholders' equity	113,260	115,023

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$335,823	$354,367

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) gain	$(3,072)	$9,584
Adjustments to reconcile net loss to net
cash provided by operating activities:
Equity in earnings of affiliates	(2,928)	(1,925)
Realized and unrealized gain
on investments	(6,879)	(24,662)
Depreciation expense	1,606	1,640
Amortization of deposits from tenants	(1,435)	(1,081)
Loss from impairment of investments and loans	6,863	10,884
Translation loss	1,572	2,739
Minority interests	327	1,463
Increase in other assets	(3,302)	(4,513)
(Decrease) increase in accounts payable,
accrued expenses and others	(3,953)	6,439
Investments made in trading securities	(33,474)	(39,845)
Proceeds from sale of trading securities	53,912	41,418
Dividends received from affiliates	317	3,529

Net cash provided by operating activities	9,554	5,670

Cash flows from investing activities:
Deposits, notes and loans receivable collected	13,991	1,888
Deposits, notes and loans receivable granted	(6,696)	(3,363)
Investments made in affiliates and others	(6,295)	(1,200)
Proceeds from sale of investments	10,968	1,100
Return of capital by partnership	35	157
Capital improvements	(762)	(2,851)
Change of minority interest due to acquisition	-	1,464

Net cash provided by (used in) investing
activities	11,241	(2,805)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$6,513	$21,725
Notes and loans payable repaid	(13,885)	(3,893)
Debentures repaid	(1,753)	(19,271)
Contribution to partnership by minority	40	-

Net cash used in financing
activities	(9,085)	(1,439)

Effect of exchange rate changes on cash and
cash equivalents	(129)	60

Net increase in cash and cash equivalents	11,581	1,486
Cash and cash equivalents at beginning of period	4,572	1,557

Cash and cash equivalents at end of period	$16,153	$3,043

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others	$3,827	$5,067

Income taxes paid	$3,551	$103

Supplemental Disclosure of Non-cash
Investing Activities:
Proceeds in tradable securities received from
realization of an investment	2,267	-

Investing activities:
Investment in investees	-	780

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	September 30 2004	December 31 2003

(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

4% PREFERRED STOCK
Balance, beginning of year	$660	$697
Conversion of 7,220 and 7,439 shares into
Class A Stock	(36)	(37)

Balance, end of period	$624	$660

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,487	$3,532
Conversion of 34,543 and 9,070 shares into
Class A Stock	(173)	(45)

Balance, end of period	$3,314	$3,487

CLASS A STOCK
Balance beginning of year	$25,567	$25,503
Issuance of shares upon conversion of
Preferred Stock	140	64

Balance, end of period	$25,707	$25,567

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,143	$58,125
Conversion of Preferred Stock	69	18

Balance, end of period	$58,212	$58,143

RETAINED EARNINGS
Balance, beginning of year	$76,109	$67,475
Net gain (loss)	(3,072)	8,847
Dividends:
4% Preferred Stock - $0.2 per share	-	(26)
6-1/2% Preferred Stock - $0.325 per share	-	(187)

Balance, end of period	$73,037	$76,109

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003

(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
	(Unaudited)	(Unaudited)
ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,597)	(20,750)
Foreign currency translation adjustment	(380)	(99)

Balance, end of period	(20,977)	(20,849)

Unrealized gain on marketable securities:
Balance, beginning of year	2,750	(3,308)
Unrealized gain, net	2,023	2,940
Sale of available-for-sale securities	(334)	1,213

Balance, end of period	4,439	845

Balance, end of period	$(16,538)	$(20,004)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003

(Dollars in thousands)	(Unaudited)	(Unaudited)

Net(loss) gain	$(3,072)	$9,584

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	(380)	(99)
Unrealized gain on securities	2,023	2,940

Other comprehensive income	1,643	2,841

Comprehensive income	$(1,429)	$12,425

Related tax(expense) on other
comprehensive gain:
Foreign currency translation adjustments	$(76)	$(98)
Unrealized gain on securities	$(931)	$(1,662)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The September 30, 2004 consolidated balance sheet presented herein was derived from the audited December 31, 2003 consolidated financial statements of the Company.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2003 for a description of the accounting policies, which have been continued without change. Reference should also be made to the notes to the Company’s December 31, 2003 consolidated financial statements for additional details of the Company’s consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3.	Employee Stock Based Compensation

The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred. The following table illustrates the effect on net income and net loss and earnings per share as if the Company had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock based incentive plans for the periods indicated below:

Nine Months Ended September 30	2004	2003
(In thousands, except per share data)

Basic EPS:

Net(loss)gain:
As reported(1)	$(3,232)	$9,420
Less-stock based compensation expense
Determined under fair value method	(382)	(370)

Pro forma	$(3,614)	$9,050

As reported	$(0.16)	$0.48

Pro forma	$(0.18)	$0.46

Diluted EPS:

Net(loss)gain:
As reported(2)	$(3,232)	$9,584
Less-stock based compensation expense
Determined under fair value method	(382)	(370)

Pro Forma	$(3,614)	$9,214

As Reported	$(0.16)	$0.43

Pro forma	$(0.18)	$0.42

Three Months Ended September 30	2004	2003
(In thousands, except per share data)

Basic EPS:

Net (loss) gain:
As reported(1)	$(2,598)	$1,465
Less-stock based compensation expense
Determined under fair value method	(125)	(124)

Pro forma	$(2,723)	$1,341

As reported	$(0.13)	$0.07

Pro forma	$(0.14)	$0.07

Diluted EPS:

Net (loss) gain:
As reported(2)	$(2,598)	$1,520
Less-stock based compensation expense
Determined under fair value method	(125)	(124)

Pro forma	$(2,723)	$1,396

As Reported	$(0.13)	$0.07

Pro forma	$(0.14)	$0.06

(1) After deduction of accrued Preferred Stock Dividend of $160 and $164 (for the three months $53 and $55), respectively.

(2) In 2004, the effect of the conversion of the 4% and 6½% Preferred Stock was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options; (2) dividend yield; (3) volatility; and (4) risk-free interest rate. For the nine months ended September 30, 2004, 15,000 options were granted. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the optionholder.

4.	Segment information presented below results primarily from operations in Israel.

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
(Dollars in thousands)

Revenues:
Finance	$13,397	$31,122
Real Estate	6,683	6,686
Leisure-time	1,610	1,505
Intercompany adjustments	(56)	(55)

	21,634	39,258
Equity	2,928	1,925

Total	$24,562	$41,183

Pretax Operating Gain (Loss):
Finance	$(4,361)	$9,352
Real Estate	(24)	(1,447)
Leisure-time	233	150

	(4,152)	8,055
Equity	2,928	1,925
Minority Interest	(327)	(1,463)

Total	$(1,551)	$8,517

Total Assets:
Finance	$256,518	$266,361
Real Estate	65,025	68,566
Leisure-Time	17,046	16,467
Intercompany adjustments	(2,766)	(2,721)

Total	$335,823	$348,673

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

5.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the nine-month periods ended September 30, 2004 and 2003 because such shares are anti-dilutive.

(Shares in thousands)	September 30,
	2004	2003

Options and Rights	1,333	1,338
6-1/2% Preferred Stock	663	-
4% Preferred Stock	125	-

6.	LEGAL PROCEEDINGS:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority share holder;

B.	Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

(1)	based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or

(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage to the Israeli consumer index and interest; or

(3)	based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the appraiser specified in Section B above;

D.	Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS Communications Ltd.;

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the Claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

3.	As of September 30, 2004, the Company had not received its dividend from MIRS in the amount of $7.1 million, included among “other assets”, due March 31, 2004. The dividend was not received due to the legal dispute discussed above. As a result of not receiving the dividend, the principal and the interest of the loan which were due March 31, 2004 were only partially paid (see “Debt”).

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

Investment in MIRS

MIRS Communications Ltd. (“MIRS”) is our largest investment and is being accounted for at cost (our equity interest is 25%). The cost method is applied due to preference features we have been granted in our investment in preferred shares in Mirs. Revenues from guaranteed payments from Motorola are recognized as income. We perform annual tests for impairment regarding our investment.

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

Long-Lived Assets

On January 1, 2002, Ampal adopted FAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“FAS 144”), FAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

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

Results of Operations

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $3.1 million for the nine months ended September 30, 2004 as compared to a net gain of $9.6 million for the same period in 2003. The decrease in net gain is primarily attributable to the decrease in realized and unrealized gains on investments and the increase in tax provision for income taxes in the nine months ended September 30, 2004 as compared to the same period in 2003, which were partially offset by the decrease in loss from impairment, a decrease in interest expense and translation loss in the nine months ended September 30, 2004, as compared to the same period in 2003.

In the nine month period ended September 30, 2004, the Company recorded $6.9 million of realized and unrealized gains on investments, as compared to $24.7 million of realized and unrealized gains in the same period in 2003. The gains recorded in the nine months ended September 30, 2004 are mainly attributable to the sale of assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($2.5 million), (see “Investments”) and approximately 49% of the Company’s holdings in PowerDSine Ltd. (“PowerDSine”) ($3.5 million). The remaining shares of PowerDSine were treated as “available-for-sale” and $2.4 million were recorded as unrealized gains on marketable securities under, “Accumulated Other Comprehensive Loss”. The realized and unrealized gains on investment in the nine months ended September 30, 2003 were primarily attributable to the gains on the sale of the Company’s investment in Granite Hacarmel Investments Ltd. (“Granite”) ($18.2 million). During the nine months ended September 30, 2003, the Company sold approximately 10% of its interest in Granite.

Equity in earnings of affiliates increased to $2.9 million for the nine months ended September 30, 2004, as compared to a gain of $1.9 million for the same period in 2003. The increase is primarily attributable to a $1.7 million loss in Granite, which was recorded in the first quarter of 2003.

In the nine month period ended September 30, 2004, the Company recorded $6.9 million in losses from the impairment of its investments in Shellcase Ltd. ($3.8 million), courses investment in Technology Ltd. ($0.3 million),Identify Solutions Ltd. ($0.7 million), Star Management of Investment II (2000) L.P., ($1.6 million) and Visioncare Ophthalmic Technologies ($0.5 million). In the same period in 2003, the Company recorded a $10.9 million loss from impairment of its investments.

The Company recorded a translation loss of $1.6 million in the nine months ended September 30, 2004 as compared to a translation loss of $2.7 million in the same period in 2003. The translation losses in 2004 and 2003 are attributable to the devaluation of the new Israeli shekel against the U.S. dollar.

The Company recorded lower interest expense of $3.5 million in the nine months ended September 30, 2004, as compared to $4.4 million in the same period in 2003, primarily as a result of lower interest rates.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

The Company recorded a consolidated net loss of $2.5 million for the three months ended September 30, 2004 as compared to a net gain of $1.5 million for the same period in 2003. This decrease is primarily attributable to the increase in loss from impairment, to a decrease in tax benefit and an increase in interest expense in the three months ended September 30, 2004 as compared to the same period in 2003. These were partially offset by the increase in realized and unrealized gain on investment and a decrease in translation loss in the three months ended September 30, 2004, as compared to the same period in 2003.

In the three month period ended September 30, 2004, the Company recorded a $2.1 million realized and unrealized gain on investments, as compared to a $1.7 million realized and unrealized loss on investments in the same period of fiscal 2003. The gains recorded in 2004 are mainly attributable to the sale of assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP ($2.5 million),(see “Investments”) and to the realized and unrealized gains from various tradable securities. The realized and unrealized loss on investments in the three months ended September 30, 2003 were primarily attributable to the Company’s investment in Granite ($2.0 million).

Equity in earnings of affiliates was $1.5 million for the three months ended September 30, 2004, as compared to $1.7 million for the same period in 2003.

In the three-month period ended September 30, 2004, the Company recorded $5.4 million in losses from the impairment of its investments in Shellcase Ltd. ($3.8 million), Star Management of Investment II (2000) L.P. ($0.8 million), Visioncare Opthalmic Technologies ($0.5 million) and Courses Investment in Technology Ltd. ($0.3 million), while in the three-month period ended September 30, 2003, the Company recorded $2.8 million in losses from the impairment of its investments.

The Company did not record a translation loss in the three months ended September 30, 2004 as compared to a translation loss of $0.4 million in the same period in 2003. The translation losses in 2003 are attributable to the devaluation of the new Israeli shekel against the U.S. dollar.

Liquidity and Capital Resources

Cash Flows

On September 30, 2004, cash and cash equivalents were $16.2 million, as compared with $4.6 million at December 31, 2003.

The Company’s sources of cash include cash and cash equivalents, marketable securities, cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Quarterly Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. To the extent that the Company intends to rely on the sale of its unpledged marketable securities in order to satisfy its cash needs, it is subject to the risk of a shortfall in the amount of proceeds from any such sale as compared with the anticipated sale proceeds due to a decline in the market price of those securities. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline. In addition, the shares of MIRS owned by the Company, the shares of Ophir Holdings Ltd. and $9 million of marketable securities have already been pledged as security for various loans provided to the Company, and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $9.6 million for the nine months ended September 30, 2004, as compared to approximately $5.7 million at the same period in 2003. The increase in cash provided by operating activities is primarily attributable to the Company’s increase in net proceeds from marketable securities which was offset by not receiving from MIRS its dividend in the amount of $7.1 million which was not received due to the legal dispute with the major partner, Motorola Communication Israel Ltd.(see Legal Proceedings)and a decrease in accounts payable.

        Cash flows from investing activities

Net cash provided by investing activities totaled approximately $11.2 million for the nine months ended September 30, 2004, as compared to approximately $2.8 million used in investing activities for the same period in 2003. The increase in cash provided by investing activities is primarily attributable to an increase of deposits collected and proceeds from the disposition of XACCT, PowerDSine and Telecom Partner, which was partially offset by an increase in investments in Telecom Partners and other investee companies.

        Cash flows from financing activities

Net cash used in financing activities was approximately $9.1 million at September 30, 2004, as compared to approximately $1.4 million used in financing activities at September 30, 2003. The increase in the cash used in financing activities in 2004 is primarily attributable to the decrease in the amount of notes and loans payable received ($6.5 million and $21.7 million in 2004 and 2003, respectively), which were used to pay down the notes payable and debentures ($15.6 million and $23.2 million in 2004 and 2003, respectively).

Investments

On September 30, 2004, the aggregate fair value of trading and available-for-sale securities was approximately $50.2 million, as compared to $64.7 million at December 31, 2003. The decrease in 2004 is attributable to the sale of various trading securities.

During the fiscal nine months ended September 30, 2004, the Company made the following investments:

The Company invested EUR 4.9 million (approximately US $5.8 million) in TP, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel. Ampal’s investment consists of a EUR 4 million convertible debenture, which converts into a one-third partnership interest in TP, and a EUR 0.9 million loan. The debenture is convertible at the Company’s discretion. Telecom Partners currently holds investments in PSINet Europe B.V. (“PSINet”) and Grapes Communications N.V./S.A., two European telecom service providers.

On January 4, 2004, the Company loaned $0.2 million to ShellCase Ltd.(ShellCase”), the principal business of which is the packaging process of semiconductor chips.

The Company invested an additional $0.3 million in Fimi Opportunity Fund, L.P.(Fimi).

During the fiscal nine months ended September 30, 2004, the Company made the following dispositions:

On February 19, 2004, Ampal sold its holdings in Xacct Technology Ltd. for $3.8 million.

During May 2004, the Company sold 49% of its holdings in PowerDSine Ltd. for approximately $7.4 million

During the third quarter of 2004, PSInet Europe, one of the holdings of Ampal’s investee company, TP, sold all its assets to certain telecommunications providers. Following the sale, a portion of the proceeds was distributed to TP, of which Ampal received $7.1 million. Ampal used $4.6 million of such proceeds to repay loans and debentures and recorded a gain of $2.5 million in connection with this transaction. The remaining investment of $1.2 million in TP is accounted for using the purchase method. The results of operations of TP will be included in the financial statements commencing with the fourth quarter of 2004. The Company has not finalized the allocation of purchase price to the net assets acquired.

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $37.4 million and $33.5 million, respectively, as of September 30, 2004. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. The principal payments are due as follows: 10% on March 31, 2004, 15% on March 31, 2005 and 25% on each of March 31, 2006, 2007 and 2008. Interest will be paid annually on March 31 of each year from March 31, 2002 until and including March 31, 2008. As a result of not receiving the dividend from MIRS in the amount of $7.1 million, (see “Cash Flow from Operating Activity”) the principal and the interest of the loan due March 31, 2004 were only partially paid. As of the date hereof, the banks have not declared a default with respect to such unpaid amounts. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.

As of September 30, 2004, the company had $2.0 million in debentures outstanding with interest rates of 7.5% These debentures, which mature in March 2005, are secured by $2.0 million deposit held in a secured account.

The Company financed a portion of the development of Am-Hal Ltd. (“Am-Hal”), a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At September 30, 2004, and December 31, 2003 the amounts outstanding under these loans were $8.5 million and $9.2 million respectively. The loans are dollar linked, mature in up to one year and have interest rates of LIBOR plus 1%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $4.2 million in favor of clients of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. The long-term loans in the amount of $32.8 million mature 2005 through 2011.

The weighted average interest rates and the balances of these short-term borrowings (including Am-Hal loans) at September 30, 2004 and December 31, 2003 were 3.25% on $18.7 million and 3.6% on $27.5 million, respectively.

As of September 30, 2004, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.8 million. These include:

$0.5 million guarantee to Leumi with respect to the MIRS loan.

$6.2 million guarantee on indebtedness incurred by Bay Heart ($3.3 million of which is recorded as a liability in the Company’s financial statements) in connection with the development of its property. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

$4.2 million guarantee to Am-Hal tenants as described above.

$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of September 30, 2004, the Company had no open foreign currency forward exchange contracts.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words anticipate, believe, estimate, expect, intend, plan, and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2004, and are sensitive to the above market risks.

During the nine months ended September 30, 2004, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2003.

Interest Rate Risks

At September 30, 2004, the Company had financial assets totaling $8.9 million and financial liabilities totaling $126.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2004, the Company had fixed rate financial assets of $8.9 million and held no variable rate financial assets. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At September 30, 2004, the Company had fixed rate debt of $14 million and variable rate debt of $112.3 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2004, the Company entered into a foreign exchange forward purchase contract to partially hedge this exposure. At September 30, 2004, the Company held no foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.9 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $3.1 million.

Securities Price Risk

The Company’s investments at September 30, 2004, included marketable securities (trading and available-for-sale)which are recorded at fair value of $50.2 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $5 million.

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

(3)	based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the appraiser specified in Section B above;

D.	Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS Communications Ltd.;

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the Claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Shareholders was held on October 20, 2004. The following proposals were approved by the margins indicated below:

To elect eight (8) directors to the Board of Directors of the Company to hold office for one year terms and until their respective successors shall be elected and qualified:

Names	For	Withheld Authority

Yosef A. Maiman	12,110,198	287,611
Jack Bigio	12,110,198	287,611
Leo Malamud	12,373,486	24,323
Dr. Joseph Yerushalmi	12,373,486	24,323
Michael Arnon	12,040,979	356,830
Yehuda Karni	12,373,486	24,323
Eitan Haber	12,373,486	24,323
Menahem Morag	12,373,486	24,323

To ratify the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent auditors of the Company for the fiscal year ending December 31, 2004:

For	Against	Abstain

13,374,572	22,285	952

Item 5.	Other Information

On October 31, 2004, Michael Arnon, a member of the Board of Directors of Ampal, passed away. As a result, there are now seven members of the Board of Directors.

Item 6.	Exhibits

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Loss per Share of Class A Stock.

31.1	Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPAL – AMERICAN ISRAEL CORPORATION BY: /s/ Jack Bigio —————————————— Jack Bigio Chief Executive Officer (Principal Executive Officer)

BY: /s/ Irit Eluz —————————————— Irit Eluz CFO and Vice President - Finance and Treasurer (Principal Financial Officer)

BY: /s/ Giora Bar-Nir —————————————— Giora Bar-Nir Controller (Principal Accounting Officer)

Dated: November 12, 2004

AMPAL – AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.