Form 10-K
period 2004-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2005-03-15
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________

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

Yes ☐ No ☒

        The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was $25,947,900 based upon the closing market price of such stock on that date. As of February 25, 2005, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock is 19,942,996.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-K

Page

Part I.

Item 1.	Business	3

Item 2.	Property	16

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Part II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6.	Selected Financial Data	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8.	Financial Statements and Supplementary data	33

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	62

Item 9A.	Controls and Procedures	62

Item 9B.	Other Information	62

Part III.

Item 10.	Directors and Executive Officers of the Registrant	63

Item 11.	Executive Compensation	66

Item 12.	Security Ownership of Certain Beneficial Owners and Management	70

Item 13.	Certain Relationships and Related Transactions	72

Item 14.	Principal Accounting Fees and Services	72

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	74

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OF AMPAL-AMERICAN ISRAEL CORPORATION

PART I

ITEM 1. BUSINESS

As used in this report (the “Report”), the term “Ampal” or “registrant” refers to Ampal-American Israel Corporation. The term “Company” refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

For industry segment financial information and financial information about foreign and domestic operations, see Note 14 to the Company’s consolidated financial statements included elsewhere in this Report. The companies described below under – “Telecommunication,” “High Technology” and “Capital Markets and Other Holdings” are included in the Finance segment. The companies described under “Real Estate” are included in the Real Estate segment. The companies described under “Leisure-Time” are included in the Leisure-Time segment.

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

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis on the following sectors: Telecommunications, Real Estate and Project Development, Energy, Leisure Time and High Technology. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

Listed below by industry segment are all of the substantial investee companies in which the Company had ownership interests during the fiscal year ended December 31, 2004, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee’s securities are listed on the New York Stock Exchange (“NYSE”), NASDAQ National Market (“Nasdaq”), the American Stock Exchange (“AMEX”) or the Tel Aviv Stock Exchange (“TASE”). Further information with respect to the more significant investee companies is provided after the following table. For additional information concerning the investee companies, previously provided annual reports on Forms 10-K of Ampal are incorporated by reference herein.

Industry Segment	Principal Business	Percentage as of December 31, 2004(1)

Telecommunication
MIRS Communications Ltd.	Wireless Communications Service Provider	25.0

Telecom Partners	Investment in Telecommunication	33.3

Real Estate
Am-Hal Ltd	Chain of Senior Citizen Facilities	100.0
Ampal (Israel) Ltd	Holding Company and Real Estate	100.0
Bay Heart Limited	Shopping Mall Owner/Lessor	37.0
Ophir Holdings Ltd. ("Ophir Holdings")	Holding Company	42.5
Industrial Buildings Corporation Ltd. (TASE)	Industrial Real Estate	4.4	(3)
Lysh The Coastal High-way Ltd	Commercial Real Estate	10.6	(3)
Meimadim Investments Ltd	Commercial Real Estate	4.2	(3)
New Horizons (1993) Ltd.	Commercial Real Estate	34.0	(3)
Shmey-Bar Group	Commercial Real Estate	9.4	(3)

Leisure-Time
Coral World International Limited	Underwater Observatories and Marine Parks	50.0
Country Club Kfar Saba Limited	Country Club Facility	51.0
Hod Hasharon Sport Center (1992)
Limited Partnership	Country Club Facility	50.0

High-Technology and Communications
Babylon Ltd	Translation Software for the Internet	0.8
Clalcom Ltd.	Communications	0.7
Courses Investment in Technology Ltd.	Venture Capital Fund	3.2	(3)
Identify Solutions Ltd.	Defect-Detecting Software	3.2
Modem Art Ltd.	Fabless Semiconductor Company	2.2
Netformx Ltd.	Network Design Tools	22.3	(2)
Oblicore Ltd.	Service Performance Tracking Software	3.5
Ophirtech Ltd. ("Ophirtech")	Holding Company	42.5
Cerel Ceramic Technologies Ltd.	Electrophoretic Deposition	6.8	(2)
Expand Networks Ltd.	Internet Data Compression	3.9	(2)
Mainsoft Corporation Ltd.	UNIX Tools	0.8	(2)
StoreAge Networking Technologies Ltd.	Data Storage Software	4.6	(2)
Viola Networks	Computer Network Software	2.5	(2)
PowerDsine Ltd (NASDAQ) (PDSN)	Telecommunications Components	2.0
ShellCase Ltd.	Packaging Process for Semiconductor Chips	13.6
Shiron Satellite Communications (1996) Ltd.	Satellite Modems and Fast Internet Access	7.1
Smart Link Ltd.	Software-Based Communications Products	13.5
VisionCare Ophthalmic Technologies	Advanced Optical Products	0.9
Xpert Integrated Systems Ltd.	Software and Systems Integrator Specializing in Systems Security	12.7

Capital Markets and Other Holdings
Ampal Development (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0
Carmel Container Systems Limited	Packaging Materials and Carton Production	21.8
(AMEX:KML)	Holding Company
Epsilon Investment House Ltd.	Portfolio Management and Underwriting Services	20.0
Fimi Opportunity Fund, L.P.	Investment Fund	2.1
Renaissance Investment Company Ltd.	Portfolio Management and Underwriting Services	20.0

(1)	Based upon current ownership percentage. Does not give effect to any potential dilution.

(2)	As of December 31, 2004, Ophirtech held the following percentage interests:
	Cerel Ceramic Technologies Ltd.	15.9
	Expand Networks Ltd.	9.3
	Mainsoft Corporation Ltd.	1.9
	Netformx Ltd.	6.2
	StoreAge Networking Technologies Ltd.	10.9
	Viola Networks	5.8

The Company's percentage interest in the above-referenced companies set forth in the chart reflects the Company's 42.5% ownership of Ophirtech plus any direct holdings.

(3)	As of December 31, 2004, Ophir Holdings held the following percentage interests:
	Courses Investment in Technology Ltd.	3.5
	Industrial Buildings Corporation Ltd.	10.3
	Lysh The Coastal High-way Ltd.	25.0
	Meimadim Investments Ltd.	10.0
	New Horizons (1993) Ltd.	80.0
	Shmey-Bar (I.A.) 1993, Ltd., Shmey-Bar (T.H.)
	1993 Ltd. and Shmey-Bar Real Estate (1993) Ltd.	22.2

The Company's percentage interest in the above-referenced companies set forth in the chart reflects the Company's 42.5% ownership of Ophir Holdings plus any direct holdings.

Significant Developments Since the Fiscal Year Ended December 31, 2004

In 2005, the Company sold all of its remaining interest in Industrial Buildings Company for $15.5 million ($6.9 million directly and $8.6 million indirectly through Ophir Holdings Ltd.). The Company's share in the net gain is approximately $3.9 million.

In March 2005, the Company sold all of its holdings in Modem Art Ltd. for approximately $5 million. The Company expects to record a gain of approximately $4 million.

Telecommunications

MIRS COMMUNICATIONS LTD. ("MIRS")

MIRS is a wireless communications service provider and represents the largest investment in Ampal's history. Ampal beneficially owns a 25% interest in MIRS. Ampal purchased its interest in MIRS from Motorola Israel for $110 million. Ampal currently holds its interest in MIRS through a limited partnership, of which Ampal owns a 75.1% interest and acts as general partner. MIRS is currently owned one-third by the limited partnership and two-thirds by Motorola Israel. MIRS operates a fully integrated wireless voice and data communication services, digital and analog public-shared two-way radio systems. The wireless communication network is based on iDEN(TM) integrated wireless communication technology, a unique radio technology developed by Motorola, and provides an integrated service platform of cellular, two-way radio push to talk (PTT) and wireless data services. These services are targeted primarily to commercial customers.

The main goal of MIRS is to provide cellular service to the commercial, governmental, public and private sectors according to quality standards set by Motorola, in order to give a full and satisfying solution to all wireless communications needs. MIRS had over 300,000 subscribers mainly in the commercial, governmental, municipal, security and military sectors.

In 2004, the Israeli Ministry of Communications (MOC) issued two substantial decisions which might eventually impact MIRS. In July, 2004, the MOC granted a PTT license to local wireless service providers. Previously, MIRS was the only licensed provider of PTT services in Israel. In November the MOC decided to reduce connectivity charges charged by telecommunications providers in accordance with a pre-determined reduction plan to be completed in 2008.

As of December 31, 2004, the Company has taken a $30 million impairment charge on its investment in MIRS. This charge is discussed in greater detail in Item 7 below.

In May 2004, Ampal filed a claim in the Tel Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., MIRS Communications Ltd. and certain MIRS directors appointed by Motorola. For a discussion of these claims, please see "Legal Proceedings" set forth below.

TELECOM PARTNERS ("TP")

In February 2004, the company invested EUR 4.9 million (approximately US$5.8 million) in Telecom Partners, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel. Ampal holds 33.3% of TP which currently holds investments in two European telecom service providers: PSINet Europe B.V. and Grapes Communications N.V./S.A. During the third quarter of 2004, PSInet Europe sold all its assets to certain other telecommunications providers. Following the sale, a portion of the proceeds was distributed to TP, of which Ampal received $7.1 million and recorded a gain of $2.5 million in connection with this transaction. The remaining carrying value of Ampal's investment in TP is $1.2 million.

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

AM-HAL LTD. ("AM-HAL")

Am-Hal is a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens.

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

INDUSTRIAL BUILDINGS LTD. ("INDUSTRIAL BUILDINGS")

Industrial Buildings (TASE), Israel's largest owner/lessor of industrial property is engaged principally in the development and construction of buildings in Israel for industrial and commercial use and in project management. Industrial Buildings carries out infrastructure development projects for industrial and residential purposes, principally for a number of government agencies and authorities. Industrial Buildings hires and coordinates the work of contractors, planners and suppliers of various engineering services.

Ampal's ownership interest in Industrial Buildings is held through its interest in Ophir Holdings. As of December 31, 2004, Ophir Holdings' owned a 10.3% interest in Industrial Buildings.

Ophir Holdings' interest in Industrial Buildings is subject to foreclosure in the event of a default by any of the investors under the bank credit agreements entered into in connection with the original acquisition of Industrial Buildings from the Government of Israel in 1993. Any amounts distributed as a dividend by Industrial Buildings are required to be applied first to pay then-due borrowings. For a discussion of the sale of the shares of Industrial Buildings in 2005, please see "Significant Developments Since the Fiscal Year Ended December 31, 2004" above.

AMPAL HOLDINGS (1991) LTD. ("AMPAL HOLDINGS")

In 2004, as part of the Company's reorganization of certain of its wholly owned subsidiaries, Ampal Holdings purchased most of the high-tech investee companies from Ampal Industries (Israel) Ltd.

AMPAL (ISRAEL) LTD. ("AMPAL ISRAEL")

In 2004, as part of the Company's reorganization of certain of its wholly owned subsidiaries, Ampal Israel purchased various investee companies from Ampal Industries (Israel) Ltd.

OPHIR HOLDINGS LTD. ("OPHIR HOLDINGS")

Ophir Holdings is a holding company that owns interests in real estate companies and is owned 42.5% by the Company. The Company and Polar Investments Ltd., which owns 57.5% of Ophir Holdings, are parties to a shareholders' agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir Holdings.

Ophir Holdings owns two acres of land in an industrial park in Netanya, Israel together with an unrelated party. These parties entered into a joint venture agreement regarding the site on which they developed a 326,000 square foot building (including parking) for both industrial and commercial use. Ophir Holdings has a 70% interest in the property and joint venture. Ophir Holdings' lease revenues from the building were $1.6 in 2004 and 2003.

Ophir Holdings owns a 22.2% interest in the Shmey-Bar group of companies ("Shmey-Bar"). Shmey-Bar acquired 2.3 million square feet of real estate properties from Hamashbir Hamerkazi, Ltd. ("Hamashbir Hamerkazi") for $27.7 million. In the same transaction, Shmey-Bar received an option to acquire, for $26.3 million, an additional 700,000 square feet of real estate properties from Hamashbir Hamerkazi. These properties are situated in various locations in Israel. Ophir Holdings' interest in Shmey-Bar was acquired with an investment of $1.4 million accompanied by a $6.2 million shareholder's loan.

Ophir Holdings' owns a 25% equity interest in Lysh The Coastal High-way Ltd. ("Lysh"). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. ("BHL"), which is constructing a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority. The project, consisting of approximately 100,000 square feet, has been completed at a construction cost of $18 million, including the cost of the land. Ophir Holdings' owns a 25% direct interest in BHL (its share in the project being 12.5%).

Ophir Holdings has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2004, BHL had taken out bank loans of approximately $14.1 million, by drawing on a credit line extended by a financial institution in connection with the project.

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

BAY HEART LIMITED ("BAY HEART")

Bay Heart was established in 1987 to develop and lease a shopping mall (the "Mall") in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. The total cost of the Mall was approximately $53 million, which was financed principally with debt instruments. A train station on the west side of the Mall was completed in September 2001. A transportation complex, in conjunction with a subsidiary of Egged Bus Corporation, was opened in January 2002. The Company owns 37% of Bay Heart. Bay Heart has refinanced the loan relating to the Mall, which loan has a fifteen years term. Bay Heart received an additional approval for NIS. 18.5 million for renovating the Mall which will start in the second quarter of 2005. The Company has agreed to guarantee a portion of the new loan in an amount equal to NIS 6.8 million.

Leisure-Time

CORAL WORLD INTERNATIONAL LIMITED ("CORAL WORLD")

Coral World, which is 50%-owned by the Company, owns and controls three marine parks in Eilat (Israel), Perth (Australia) and Maui (Hawaii).

Coral World's Eilat marine park is located next to the coral reefs and visitors to this park view marine life in its natural coral habitat through a unique underwater observatory. Coral World's marine parks in Perth and Maui allow visitors to walk through a transparent acrylic tube on the bottom of a man-made aquarium surrounded by marine life. In addition to admission charges, Coral World derives significant revenue from its food and beverage facilities and retail outlets.

Coral World's parks hosted approximately 1,004,000 visitors during 2004. Coral World has approximately 220 full-time equivalent positions as of December 31, 2004.

Coral World has entered into a joint development project for a new marine park in Palma de Majorca. Coral World has also entered into a joint venture called 'Vista Historica', which participated in a tender for the development of a multimedia attraction near the ancient city of Pompeii and which is in the process of developing a new 'Vista Historica' attraction in the city of Firenze.

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

The Club, which has a capacity of 2,000 member families, had approximately 1,900 member families for the 2004 season. The Company owns 51% of Kfar Saba.

HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP ("HOD HASHARON")

Hod Hasharon operates a country club facility (the "H.H. Club") in Hod Hasharon, a town north of Tel Aviv. The H.H. Club, which opened in July 1994 and has a capacity of 1,600 member families, has operated at capacity for the past three years. In 2004, the H.H. Club repaid owner's loans of $0.2 million to each of the partners. As of December 31, 2004, the Company holds a 50% direct interest in Hod Hasharon.

High Technology

IDENTIFY SOLUTIONS LTD. ("IDENTIFY")

Identify (formally Mutek Ltd.), develops and markets the AppSight solution suite based on Identify's Black Box technology that captures, communicates and identifies the root cause of failures in applications. AppSight is used throughout the application life cycle to increase application reliability and availability and reduce application deployment and support costs.

As of December 31, 2004, the Company had invested $3.7 million in Identify, and had written off $3.1 million of its investment. As of December 31, 2004, the Company holds a 3.2% equity interest in Identify.

MODEM ART LTD. ("MODEM-ART")

Modem-Art Ltd. is a privately held fabless semi-conductor company specializing in developing system-on-a-chip solutions for wideband and broadband communications systems focusing on baseband processes for 3G terminals/headsets.

As of December 31, 2004, the Company had invested $2.0 million in Modem-Art and had written off $1.0 million of its investment. As of December 31, 2004, the Company holds a 2.2% equity interest in Modem-Art. For a discussion on the sale of the investment in Modem Art please see "Significant Developments Since the Fiscal Year ended December 31, 2004” above.

NETFORMX, LTD. ("NETFORMX")

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

As of December 31, 2004, the Company had a 22.3% equity interest in Netformx, directly and indirectly through Ophir Holdings. As of December 31, 2004, the Company had invested $5.4 million and had written off $5.2 million of its investment in Netformx.

OPHIRTECH LTD. ("OPHIRTECH")

Ophirtech, the Company's 42.5%-owned affiliate, has invested in various companies in the high -technology sector. Included among Ophirtech's investments are the following four companies:

CEREL CERAMIC TECHNOLOGIES LTD. ("CEREL")

Cerel is using its proprietary Electrophoretic Deposition ("EPD") process to develop production technology and design tools for Functional Electronic Packages.

EPD is a method for deposition of electrically charged solid particles held in a liquid suspension under the influence of an applied electric field. EPD can be used to deposit laminated and graded microstructures on shaped or patterned substrates.

As of December 31, 2004, Ophirtech had invested $0.9 million in Cerel for a 15.9% equity interest.

EXPAND NETWORKS LTD. ("EXPAND")

Expand offers a complete framework for improving the performance of distributed enterprise applications. Expand's application, “Traffic Management”, combines four application-delivery technologies to improve application response times at remote branches.

As of December 31, 2004, Ophirtech had written off $1.3 million of its $3.2 million investment in Expand. Ophirtech's equity interest in Expand is 9.3% as of December 31, 2004.

STOREAGE NETWORKING TECHNOLOGIES LTD. ("STOREAGE")

StoreAge is an innovative developer and provider of enterprise storage management solutions that centralize and simplify storage network administration. StoreAge network-based solutions provide a uniform, SAN-wide method for provisioning storage, ensuring business continuity, enabling cost-effective disaster recovery, and centrally managing cross-platform, multi-vendor storage environments.

StoreAge offers worldwide sales, service and support, with principal offices in Irvine, CA and Nesher, Israel, and is privately held company spun-off from IIS, Intelligent Information Systems. As of December 31, 2004, Ophirtech had invested $3.0 million in StoreAge for a 10.9% equity interest.

VIOLA NETWORKS LTD. ("VIOLA")

Viola, (formerly Omegon Networks Ltd.), develops performance assurance software solutions for real-time multi-media applications (voice, video, data) running over converged IP networks.

As of December 31, 2004, Ophirtech had invested $3.4 million in Viola and had written off $1.9 million of its investment. Ophirtech's equity interest in Viola is 5.8% as of December 31, 2004.

POWERDSINE LTD. ("POWERDSINE")

PowerDsine develops and sells Power over Ethernet (“PoE”) technology, which allows power to be transmitted over the same network cable as data.

The company first developed the PoE technology in 1998 and delivered its solutions through communications giants such as Avaya, 3Com, Nortel, Siemens and Ericsson, as well as marketing its own PowerDsine midspan solutions to PoE-enable legacy networks.

On June 10, 2004, PowerDsine completed its initial public offering on the NASDAQ (PDSN). The Company sold part of its investment in PowerDsine during 2004 and recorded a gain of approximately $3.5 million. As of Dec. 31, 2004, the Company holds 369,664 shares of PowerDsine (2.0%).

SHELLCASE LTD. ("SHELLCASE")

ShellCase has developed a proprietary, patented wafer level chip size packaging (CSP) technology for silicon devices using a wafer-level process. Hand-held electronics, wireless communication products, image sensors for digital cameras for cellular phones and medical disposables are just part of the growing list of applications that benefit from the unique properties of ShellCases's technology. ShellCase was publicly traded on the Toronto Stock Exchange ("TSX") in 2003. In 2004, a majority of the shareholders of ShellCase approved the delisting of the company from the TSX.

As of December 31, 2004, the Company invested $6.4 million in ShellCase representing a 13.6% equity interest. As of December 31, 2004, the Company had written off $6.2 million of its investment in ShellCase.

SHIRON SATELLITE COMMUNICATIONS (1996) LTD. ("SHIRON")

Shiron is engaged in the development, manufacturing and marketing of a satellite communication product known as InterSKY(TM). Shiron provides easily deployable two-way, "always-on" broadband satellite communications to corporate businesses, Internet service providers and small office/home office in places where broadband infrastructure is insufficient or does not currently exist.

As of December 31, 2004, the Company had invested $2.1 million in Shiron and had made a $0.2 million loan to Shiron, and had written off $1.8 million of its investment in Shiron. As of December 31, 2004, the Company's equity interest in Shiron is 7.1%.

SMART LINK LTD. ("SMART LINK")

Smart Link is a developer and supplier of software-based communications products that provide internet access and communication to the residential markets. Its proprietary technology enables customers to replace traditional hardware-based communications products with high-quality, user friendly software-based solutions that are less costly. Products include software and chips that are easily integrated into personal computers and information appliances. As of December 31, 2004, the Company had invested $2.9 million in Smart Link, constituting a 13.5% equity interest in Smart Link.

XPERT INTEGRATED SYSTEMS LTD. ("XPERT")

Xpert is an international developer and provider of business continuity, security and infrastructure solutions. Xpert has over 400 customers from leading financial, telecommunications, industry, technology and governmental organizations. Xpert, whose headquarters are in Israel, has additional offices in Madrid and Barcelona.

As of December 31, 2004, the Company had invested $2.75 million in Xpert and written off $1.8 million of its investment. As of December 31, 2004, the Company’s equity interest in Xpert was 12.7%.

Capital Markets And Other Holdings

AMPAL DEVELOPMENT (ISRAEL) LTD. ("AMPAL DEVELOPMENT")

Ampal Development, a wholly owned subsidiary of the Company, issued debentures which are publicly traded on the TASE. An aggregate of approximately $2.0 million of these debentures were outstanding as of December 31, 2004. On March 1, 2005, Ampal Development paid off all of its outstanding and remaining debentures which were publicly traded on the TASE. An aggregate of approximately $2.0 million of these debentures were outstanding as of December 31, 2004.

CARMEL CONTAINERS SYSTEMS LIMITED ("CARMEL")

Carmel (KML) is one of the leading Israeli companies in designing, manufacturing and marketing carton boards and packaging products. Carmel and its subsidiaries manufacture a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes. On November 30, 2004, Carmel filed an application with the Securities and Exchange Commission to withdraw its ordinary shares from listing on the AMEX and also filed to terminate registration of the shares under the Securities Exchange Act of 1934, as amended. Ampal has objected to the delisting and deregistration of Carmel's ordinary shares, neither of which has been effectuated as of the date hereof. If Carmel is successful in this process, there will no longer be a public market for the ordinary shares held by Ampal. The Company's equity interest in Carmel is 21.75%. As of December 31, 2004, the Company accounts for this investment pursuant to the equity method as $2.6 million (which includes impairment in an amount of $3 million).

EPSILON INVESTMENT HOUSE LTD. ("EPSILON") AND RENAISSANCE INVESTMENT COMPANY LTD. ("RENAISSANCE")

The Company had invested $1.5 million for 20% of Epsilon and its affiliate, Renaissance. Epsilon is a financial services firm which provides portfolio management services and Renaissance provides underwriting services in Israel through its subsidiaries.

EMPLOYEES

On March 31, 2004, the Company closed its New York office located at 555 Madison Ave, New York, New York. Other than the executives officers listed in Item 11 below, Ampal has no other employees. As of December 31, 2004, Ampal (Israel) Ltd. had 16 employees, Am-Hal Ltd. (a wholly owned subsidiary of Ampal) had 175 employees and Country Club Kfar Saba Ltd. (owned 51% by the Company) had 112 employees.

Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the "PA"). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. Political developments in Israel notably the election of Palestinian President Abu Mazen (a/k/a Mahmoud Abbas) and the improved relations between Israel and Palestine have had positive effects on the economic environment in Israel. However, a return to the volatile security situation of the recent past may negatively impact the value of Ampal and its investee companies. See "Economic and Financial Developments" below for further discussion of the possible impact of this situation on the Company.

All male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform military reserve duty annually. Additionally, all these individuals are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of Ampal's investee companies are currently obligated to perform annual reserve duty. While these companies have operated effectively under these requirements since they began operations, Ampal cannot assess the full impact of these requirements on their workforce or business if conditions should change. In addition, Ampal cannot predict the effect on its business in a state of emergency in which large numbers of individuals are called up for active duty.

Economic and Financial Developments

In 2004, unemployment in Israel averaged 10.4%. The rate of unemployment in 2003 averaged 10.7% as compared to 10.4% in 2002. Management believes that the decrease resulted mainly from the improvement in the industrial and high tech sectors and the Israeli government’s employment initiatives.

The change in consumer price index in 2004 was 1.2% compared to -1.9 % in 2003.

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

TAX INFORMATION

Ampal (to the extent that it has income derived in Israel) and Ampal's Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. For 2004, Israeli companies were taxed on their income at a rate of 35%. Until December 31, 2003, a corporate tax rate of 36% was applied. In July 2004, an Amendment to the Income Tax Ordinance was published, which determined, inter alia, that the rate of corporate tax will be gradually reduced from 36% to 30%, in the following manner: the rate for 2004 will be 35%, in 2005 - 34%, in 2006 - 32%, and in 2007 and thereafter - 30%.

On July 24, 2002, the Israeli Parliament enacted legislation ("tax reform legislation") approving a tax reform bill based on a ministerial committee report published in June 2002. This legislation, which introduces fundamental changes in certain areas, generally became effective on January 1, 2003, although alterations in certain taxation areas will be introduced over a number of years and certain provisions will come into effect on other specified dates.

The tax reform legislation focused, inter alia, on a transition from a primarily territorial based tax system to a personal based tax system of Israeli tax residents (which mainly applies on the Company's Israeli subsidiaries). Consequently, Israeli tax residents are taxed, as of January 1, 2003, on their worldwide income;

A tax treaty between Israel and the United States became effective on January 1, 1995 (“the Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

Ampal generated income from interest and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file tax returns, with the Israeli tax authorities with respect to such income. Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies. This rate may be reduced to either 15% or 12.5%, (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company, from which the dividend is distributed (by contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are subject to tax at a rate of 25%; or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%).

Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed tax returns with the Israeli tax authorities through the tax year 2003, and has tax assessments from the Israeli Tax Authorities which are considered to be final through tax year 1999 (which final assessments are, under Israeli law, subject to reconsideration by the tax authorities only in certain limited circumstances, including fraud). Based on the tax returns filed by Ampal through 2003, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal's arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be effective in the future. This arrangement does not apply to taxation of Ampal's Israeli subsidiaries.

Generally, under the provisions of the Israeli Income Tax Ordinance, taxable income from Israeli sources paid to non-residents of Israel by residents of Israel is subject to withholding tax at the rate of 25%. However, such rate of withholding tax may be reduced under the Treaty, with respect to certain payments made by Israeli tax residents to US tax residents that qualify for benefits of the Treaty. For example, under the Treaty, the rate of withholding tax applicable to interest is generally reduced to 17.5%. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based, among other things, on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non residents are taxable only with respect to gains generated from sources in Israel. Gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, US tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies, if they have held 10% or more of the voting rights in such company at any time during the 12 months immediately preceding the sale.

Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli tax residents if they elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index. The remainder of the gain ("Real Capital Gain"), if any, is taxable to corporations at the rate of 25%. However, Real Capital Gains arising from the sale of capital assets that had been acquired prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely - the portion of the gain attributed to the period before January 1, 2003 shall be subject to tax at a rate equal to the corporate tax rate in affect at the time of the sale (in 2004 – 35%), whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the preferential rate of 25%.

Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies.

The Income Tax Law (Adjustment for Inflation), 1985, which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders' equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. Conversely, if the depreciated cost of Fixed Assets exceeds shareholders' equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

Individuals and companies in Israel pay VAT at a rate of 17% of the price of assets sold and services rendered. However, according to a Temporary Order issued by the state of Israel the VAT rate was increased from 17% to 18% for the period commencing on June 15, 2002 and ending on December 31, 2003. This period was extended by an additional two months and was terminated on February 29, 2004, when the VAT rate was reduced back to 17%. In computing its VAT liability, Ampal's Israeli subsidiaries are entitled to claim as a deduction input VAT it has incurred with respect to goods and services acquired for the purpose of the business. Nir, a subsidiary of Ampal, is considered a Financial Institute under the VAT Law, and as such is subject to wage and profit tax rather than VAT.

United States Federal Taxation of Ampal

Ampal and its United States subsidiaries (in the following discussion, generally referred to collectively as "Ampal U.S.") are subject to United States taxation on their taxable income, as computed on a consolidated basis, from domestic as well as foreign sources. The gross income of Ampal U.S. for United States tax purposes includes or may include (i) income earned directly by Ampal U.S., (ii) Ampal U.S.'s pro rata share of certain types of income, primarily "subpart F income" earned by certain Controlled Foreign Corporations in which Ampal U.S. owns or is considered as owning 10 percent or more of the voting power; and (iii) Ampal U.S.'s pro rata share of ordinary income and capital gains earned by certain Passive Foreign Investment Companies in which Ampal U.S. owns stock, and with respect to which Ampal has elected that such company be treated as a Qualified Electing Fund. Subpart F income includes, among other things, dividends, interest and certain rents and capital gains. Since 1993, the maximum rate applicable to domestic corporations is 35%.

Certain of Ampal's non-U.S. subsidiaries have elected to be treated as partnerships for U.S. tax purposes. As a result, Ampal is generally subject to US tax on its distributive share of income earned by such subsidiaries (generally computed with reference to Ampal’s proportionate interest in such entity), as it is earned, i.e. – without regard to whether or not such income is distributed by the subsidiary. Certain of Ampal’s wholly-owned non-U.S. subsidiaries have elected to be treated as “disregarded entities” for U.S. federal tax consequences. As a result, Ampal is subject to US tax on all income earned by such subsidiaries, as it is earned.

Ampal U.S. is generally entitled to claim as a credit against its United States income tax liability all or a portion of income taxes, or of taxes imposed in lieu of income taxes, paid to foreign countries. If Ampal U.S. receives dividends from a non-US corporation in which it owns 10% or more of the voting stock, Ampal U.S. is treated (in determining the amount of foreign income taxes paid by Ampal U.S. for purposes of the foreign tax credit) as having paid the same proportion of the foreign corporation's post-1986 foreign income taxes as the amount of such dividends bears to the foreign corporation's post-1986 undistributed earnings.

In general, the total foreign tax credit that Ampal U.S. may claim is limited to the same proportion of Ampal U.S.'s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, US and non-US. This limitation is applied separately with respect to various items of income (“baskets”), which may further limit Ampal’s ability to claim foreign taxes as a credit against its U.S. tax liability. The use of foreign taxes as an offset against United States tax liability is further limited by certain rules pertaining to the sourcing of income and the allocation of deductions. As a result of the combined operation of these rules, it is possible that Ampal U.S. would exercise its right to elect to deduct the foreign taxes, in lieu of claiming such taxes as a foreign tax credit.

Ampal U.S. may also be subject to the alternative minimum tax (“AMT”) on corporations. Generally, the tax base for the AMT on corporations is the taxpayer’s taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits as well as net operating losers (“NOLs”), both of which are separately calculated under AMT rules and both of which are generally limited to 90% of AMT liability as specially computed for this purpose. The 90% limitation of the foreign tax credit allowed against AMT was repealed in the Jobs Creation Act of 2004, effective for tax years beginning after December 31, 2004.

FORWARD-LOOKING STATEMENTS

This Report (including but not limited to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report on Form 10-K) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words "anticipate," "believe," estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and in the global business and economic conditions in the different sectors and markets where the Company's portfolio companies operate.

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

Ampal currently leases an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $117,920. On March 31, 2004, the Company closed this office. The office space has been subleased.

Kfar Saba, which operates a country club in the town of Kfar Saba, occupies a 7-1/4 acre lot which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2004 totaled $179,609.

Other properties of the Company are discussed elsewhere in this Report. See "Item 1. Business."

ITEM 3. LEGAL PROCEEDINGS

Galha

On January 1, 2002, Galha (1960) Ltd. ("Galha") filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. ("Paradise") appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 9,991,070 ($2.3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,000,000 ($928,500) if a final judgment against the Company will be given.

On May 26, 2003 the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it.

Ampal Communications L.P.

1.

On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the "Defendants"), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications' minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority shareholder;
B.

Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.'s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:
	(1)	based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or
	(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage to the Israeli consumer index and interest; or
(3)

based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants' omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the appraiser specified in Section B above;

D.

Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS Communications Ltd.; and

E.

Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.

On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants' request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants' request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the Claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

3.

As of December 31, 2004, the Company had not received its dividend from MIRS in the amount of $7.1 million, included among "other assets", due March 31, 2004. The dividend was not received due to the legal dispute discussed above. As a result of not receiving the dividend, the principal and the interest of the loan which were due March 31, 2004 were only partially paid.

Claims Against Subsidiaries and Affiliates:

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

To ratify the nomination of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent auditors of the Company for the fiscal year ending December 31, 2004:

For	Against	Abstain
12,374,572	22,285	952

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF CLASS A STOCK

Ampal's Class A Stock is listed on Nasdaq under the symbol "AMPL". The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2004 and 2003, as reported by Nasdaq and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low
2004:
Fourth Quarter	4.20	3.27
Third Quarter	3.70	2.65
Second Quarter	3.87	2.81
First Quarter	4.20	2.88
2003:
Fourth Quarter	4.05	2.80
Third Quarter	3.20	2.50
Second Quarter	3.30	1.88
First Quarter	2.59	1.89

As of February 25, 2005, there were approximately 763 record holders of Class A Stock.

VOTING RIGHTS

Unless dividends on any outstanding preferred stock are in arrears for three successive years, as discussed below, the holders of Class A Stock are entitled to one vote per share on all matters voted upon. Notwithstanding the above, if dividends on any outstanding series of preferred stock are in arrears for three successive years, the holders of all outstanding series of preferred stock as to which dividends are in arrears shall have the exclusive right to vote for the election of directors until all cumulative dividend arrearages are paid. The shares of Class A Stock do not have cumulative voting rights in relation to the election of the Company's directors, which means that any holder of at least 50% of the Class A Stock can elect all of the members of Board of Directors of Ampal (the "Board").

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

Dividends on all classes of Ampal's shares of preferred stock are payable as a percentage of par value. The holders of Ampal's presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend to the preferred stockholders in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 16, 2004, Ampal announced that its Board had declared cash dividends on its classes of preferred stock ($0.325 per share on its 6 1/2% classes of preferred stock and $0.20 per share on its 4% Preferred Stock). The dividends were paid on December 31, 2004.

For equity compensation plan information required Item 2.01(d) of Regulation S-K, please see Item 12 below.

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED DECEMBER 31,	2004	2003	2002		2001		2000
	(Dollars in thousands, except per share data)

Revenues	$31,464	$51,814	$16,732		$29,062		$39,697

Net income (loss) from continuing
operations	$(18,385)	$8,847	$(44,047)		$(6,974)		$813
Earnings (loss) per Class A share:
Basic EPS	$(0.94)	$0.42	$(2.27	)(1)	$(0.38	)(1)	$0.03	(1)
Diluted EPS	$(0.94)	$0.40	$(2.27)		$(0.38)		$0.03
Total assets	$304,947	$354,367	$323,699		$383,833		$446,628

Notes and loans and debentures
Payable	120,796	138,334	136,803		145,901		201,576

(1)	Computation is based on net income (loss) after deduction of preferred stock dividends of $200, $213, $218, $227 and $234, respectively.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. Our principal focus is on businesses located in the State of Israel or that are Israel-related. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on a broad cross-section of Israeli companies engaged in various market segments including Industry, Real Estate, Telecommunications, Energy and High-Technology.

Our investment focus is primarily on companies or ventures where we can exercise significant influence, on our own or with investment partners, and use our management experience to enhance those investments. To further our strategic objectives and support our key business initiatives, we seek investments in companies that operate in Israel initially and then expand abroad. We are also monitoring investment opportunities, both in Israel and abroad, that we believe will strengthen and diversify our portfolio and maximize the value of our capital stock. In determining whether to acquire an interest in a specific company, we consider the quality of management, return on investment, growth potential, projected cash flow, investment size and financing, and reputable investment partners. We also provide our investee companies with ongoing support through our involvement in the investee companies' strategic decisions and introductions to the financial community, investment bankers and other potential investors both in and outside of Israel.

Our results of operations are directly affected by the results of operations of our investee companies. A comparison of the financial statements from year to year must be considered in light of our acquisitions and dispositions during each period.

The results of investee companies which are greater than 50%-owned are by us included in the consolidated financial statements. We account for our holdings in investee companies over which we exercise significant influence, generally 20% to 50% owned companies ("affiliates"), under the equity method. Under the equity method, we recognize our proportionate share of such companies' income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above our carrying value per share for such affiliate results in our recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below our carrying value per share for such affiliate results in our recognizing a loss for the period in which such issuance is made. We account for our holdings in investee companies, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In addition, we review investments accounted for under the cost method and those accounted for under the equity method periodically in order to determine whether to maintain the current carrying value or to write off some or all of the investment. For more information as to how we make these determinations, see "Critical Accounting Policies."

For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel ("NIS"), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders' equity. Should the NIS be devalued against the U.S. dollar, cumulative translation adjustments are likely to result in a reduction in shareholders' equity. As of December 31, 2004, the accumulated effect on shareholders' equity was a decrease of approximately $20.1 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal's consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal's business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management's subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal's consolidated financial statements included in this Annual Report for the fiscal year ended December 31, 2004 for a summary of all of Ampal's significant accounting policies.

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

Investment in MIRS

MIRS is our largest investment and is being accounted for at cost (our equity interest is 25%). The cost method is applied due to preference features we have been granted in our investment in preferred shares in MIRS. Revenues from guaranteed payments from Motorola are recognized as income. We perform annual tests for impairment regarding our investment in MIRS. Our assessment, of our investment in MIRS as of December 31, 2004, resulted in an impairment charge of $30 million (see also, Item 1 “Business”, “Results of operations” and “Debt” below and Note 2 to the consolidated financial statements).

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase. We hold marketable securities classified as trading securities that are carried at fair value, and marketable securities classified as available-for-sale that are carried at fair value with unrealized gains and losses included in the component of accumulated other comprehensive loss in stockholders' equity. We classify investment in marketable securities as investment in trading securities, if those securities are bought and held principally for the purpose of selling them in the near term (held for only a short period of time). All the other securities are classified as available for sale securities.

Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Long- lived assets

On January 1, 2002, Ampal adopted SFAS 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries totaling $29.5 million in 2004, as it is our intention to reinvest undistributed earnings indefinitely outside the United States. If the earnings were not considered permanently reinvested, approximately $10.3 million of deferred income taxes would have been provided as at December 31, 2004.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS 123R is encouraged by the FASB. SFAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123R.

We estimate that the cumulative effect of adopting SFAS 123R as of its adoption date by the Company (July 1, 2005), based on the awards outstanding as of December 31, 2004, will be approximately $50,000. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2004 and prior to our adoption of SFAS 123R. We expect that upon the adoption of SFAS 123R we will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, Ampal’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on Ampal’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them Ampal’s future compensation strategy. We expect that the effect of applying this statement on Ampal’s results of operations in 2005 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported. This statement will be effective as of the first interim period that begins after June 15, 2005 (July 1, 2005 for the Company).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions”. The amendments made by SFAS 153 eliminate the APB Opinion No. 29 exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of the SFAS 153 is permitted. The provisions of this statement shall be applied prospectively. We do not expect the adoption of SFAS 153 to have a material effect on the Company’s financial statements or its results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in these financial statements (see Note 2). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003:

The Company recorded a consolidated net loss of $18.4 million for the fiscal year ended December 31, 2004, as compared to $8.8 million gain for the same period in 2003. The decrease in net income is primarily attributable to the increase in losses from impairment of investments and decreases in realized and unrealized gain on investments in marketable securities. The decrease was partially offset by higher income from equity in and translation gains, 2004, as compared to 2003.

In the fiscal year ended December 31, 2004, the Company recorded $38.8 million in losses from the impairment of its investments and loans which was comprised primarily of the following losses: MIRS ($30.0 million), ShellCase ($3.8 million) and Star Management ($1.6 million). In the fiscal year ended December 31, 2003, the Company recorded $13.1 million in losses from the impairment of its investments and loans which was comprised primarily of the following losses: XACCT ($9.0 million), Carmel ($2.0 million) and Identify ($1.3 million).

During the fiscal year ended December 31, 2004, Ampal recorded $7.9 million of realized and unrealized gains on investments, as compared to $29.8 million of realized and unrealized gains in the same period in 2003. The gains recorded in 2004 are mainly attributable to the sale of assets by PSINet Europe, one of the holdings of Ampal's investee company, Telecom Partners ("TP")($2.5 million), (see "Investments") and approximately 49% of the Company's holdings in PowerDsine Ltd. ("PowerDsine") ($3.5 million). The remaining shares of PowerDsine were treated as "available-for-sale" and $2.9 million were recorded as unrealized gains on marketable securities under, "Accumulated Other Comprehensive Loss." The realized and unrealized gains on investments in 2003 were primarily attributable to the gains on the sale of the Company's investment in Granite Hacarmel Investments Ltd. ("Granite") ($20.7 million), Blue Square Israel Ltd. ("Blue Square") ($2.6 million), Alvarion ($1.4 million), and mutual funds and other securities ($5.1 million).

During 2003, the Company reduced its holding interest in Granite from 20.4% to 10.5% as a result of a sale of 9.9%. Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security. The remaining 10.5% interest in Granite was sold in February, 2004.

Equity in earnings of affiliates increased to $4.0 million for the fiscal year ended December 31, 2004 as compared to $2.5 million for the fiscal year ended in 2003. In 2003, a loss of $1.7 million was recorded during the first quarter with respect to the Company's holdings in Granite.

The increase in real estate income and expenses in 2004 as compared to 2003 is primarily attributable to the increase in the tenant occupancy rate in Am-Hal Ltd.

Other income realized by the Company is principally composed of guaranteed payments from Motorola equal to $7.1 million for the years ended December 31, 2004 and 2003.

The Company recorded lower interest expense in the fiscal year ended December 31, 2004, as compared to the same period in 2003, primarily as a result of repayment of loans.

In the fiscal year ended December 31, 2004 Ampal recorded $10.2 million of tax benefit which related mainly to the loss from the impairment in our investment in Mirs.

The management of the Company currently believes that inflation has not had a material impact in the Company's operations.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)

Fiscal Year Ended December 31, 2004
Revenues	$7,469	$8,181	$8,912	$6,902	$31,464
Net interest expense	(715)	(1,236)	(2,117)	(222)	(4,290)
Net (loss) income	(811)	284	(2,545)	(15,313)	(18,385)
Basic EPS:
Earnings (Loss) per Class A share(1)	(0.04)	0.01	(0.13)	(0.78)	(0.94)
Diluted EPS:
Earnings (Loss) per Class A share	(0.04)	0.01	(0.13)	(0.78)	(0.94)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)

Fiscal Year Ended December 31, 2003
Revenues	$4,934	$30,993	$5,256	$10,631	$51,814
Net interest expense	(2,082)	(1,285)	(594)	(1,062)	(5,023)
Net (loss) income	(2,167)	10,231	1,520	(737)	8,847
Basic EPS(2):
Earning (Loss) per Class A share(1)	(0.11)	0.52	0.07	(0.06)	0.42
Diluted EPS:
Earning (Loss) per Class A share	(0.11)	0.47	0.07	(0.03)	0.40

(1)	After deduction of dividends on the 4% and 6 1/2% Cumulative Convertible Preferred Stock in 2004 and 2003 of $200 and $213, respectively.
(2)	After allocation of net income to the participation of the 4% Cumulative Convertible Preferred Stock.

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002

The Company recorded a consolidated net income of $8.8 million for the fiscal year ended December 31, 2003, as compared to $44.0 million loss for the same period in 2002. The increase in net income is primarily attributable to the higher realized and unrealized gain on investments in marketable securities, less losses from impairments of investments and higher income from equity in 2003, as compared to 2002. These were partially offset by higher translation losses.

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

In the fiscal year ended December 31, 2003, Ampal recorded $29.8 million of realized and unrealized gain on investments, which attributable to the Company's investment in shares of Granite ($20.7 million), Blue Square Israel Ltd. ("Blue Square") ($2.6 million), Alvarion ($1.4 million), and mutual funds and other securities ($5.1 million).

During 2003, the Company reduced its holding interest in Granite from 20.4% to 10.5% as a result of a sale of 9.9%. Consequently, the Company's investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security. The remaining 10.5% interest in Granite was sold in February, 2004. In the same period in 2002, the Company recorded $20.4 million of realized and unrealized losses on investments which consisted of $3.3 million of realized and unrealized losses on investments classified as trading securities and $17.1 million of unrealized losses other than temporary decline in value of investments in the available-for-sale securities. The realized and unrealized losses on trading securities recorded in 2002 were primarily attributable to the Company's investment in shares of Bank Leumi Le'Israel B.M. ("Leumi") ($2.0 million) mutual funds and other securities ($1.3 million). The unrealized losses other than temporary decline in value of the Company's investments in the available-for-sales securities in 2002 were primarily attributable to the investment in shares of Blue Square ($12.8 million), a publicly traded company on the Tel Aviv and New York Stock Exchanges. The Company also wrote down its investments in shares of Sonic Foundry Inc. ("Sonic") ($1.8 million), Alvarion ($2.0 million) and Compugen Ltd. ("Compugen") ($0.5 million).

Other income realized by the Company is principally composed of guaranteed payments from Motorola equal to $ 7.1 million for the years ended December 31, 2003 and 2002.

The Company recorded lower interest expense in the fiscal year ended December 31, 2003, as compared to the same period in 2002, primarily as a result of lower interest rates.

In the fiscal year ended December 31, 2003, the Company recorded $13.1 million in losses from the impairment of its investments and loans mainly in XACCT ($9.0 million). During the fiscal year ended December 31, 2002, the Company recorded a $15.1 million loss from the impairment of its investments and loans in certain companies. A substantial portion of these losses resulted from the worldwide decline in technology markets, which affected both sales and the ability of companies to raise additional capital. Companies at the start-up stage, as are a number of the Company's portfolio companies, were particularly affected by the weakness in the private capital markets as these companies depend on additional rounds of investments for operating funds. See "Critical Accounting Policies" for a discussion of the factors affecting the Company's decision to write-off its investments accounted for under the cost method.

The lower effective income tax rate in 2003 as compared to 2002, is primarily attributable to the availability of certain tax benefits, which were not available in previous years. The higher effective tax rate in 2002 is attributable to the unrealized losses on investments which has an income statement effect but no tax effect.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

On December 31, 2004, cash and cash equivalents were $17.6 million, as compared with $4.6 million at December 31, 2003. The increase in cash and cash equivalents is primarily attributable to the net proceeds from trading securities.

The Company's sources of cash include cash, cash equivalents and marketable securities which amount to $68.1 million in 2004 as compared to $69.3 million in 2003. The Company also has sources of cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline. In addition, the shares of MIRS owned by the Company, the shares of Ophir Holdings Ltd. and government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

Cash flows from operating activities

Net cash provided by operating activities totaled approximately $13.1 million for the fiscal year ended December 31, 2004, as compared to approximately $12.4 million used in the same period in 2003. The increase is primarily attributable to the $23.0 million net proceeds from trading securities ($59.8 million proceeds offset by $36.8 million invested) as compared to $15.0 million net investment in 2003, which was partially offset by (i) not receiving its dividend from MIRS in the amount of $7.1 million which was not received due to the legal dispute with the major partner, Motorola Communication Israel Ltd. (see “Legal Proceedings”) and (ii) the $3.3 million dividends received from affiliates as compared to $5.6 million in 2003.

Cash flows from investing activities

Net cash provided by investing activities totaled approximately $17.7 million for the fiscal year ended December 31, 2004, as compared to approximately $16.5 million provided by for the same period in 2003. The cash provided by investing activities is primarily attributable to an increase of deposits collected and proceeds from the disposition of XACCT, certain holdings of PowerDsine and certain assets of TP, which was partially offset by our initial investments in TP and other investee companies.

Cash flows from financing activities

The increase in the cash used in financing activities in 2004 is derived from the use of more of the Company's cash ($18.9 million in 2004 as compared to $1.3 million in 2003) in lieu of borrowing additional funds ($6.5 million in 2004 as compared to $19.9 million in 2003) to pay down it's existing notes payable and debentures ($25.4 million and $21.2 million in 2004 and 2003, respectively).

Investments

On December 31, 2004, the aggregate fair value of trading and available-for-sale securities was approximately $50.4 million, as compared to $64.7 million at December 31, 2003. The decrease in 2004 is attributable to the sale of our interest in Granite and to the increase in market value of marketable securities.

In 2004, the Company made the following investments:

1.

The company invested EUR 4.9 million (approximately US$5.8 million) in TP, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel.  Ampal holds 33.3% of TP which currently holds investments in two European telecom service providers: PSINet Europe B.V. and Grapes Communications N.V./S.A.

2.	A loan of $0.2 million to ShellCase. The principal business of which is the packaging process of semiconductor chips.

3.	An additional investment of $0.3 million in Fimi Opportunity Fund, L.P. ("Fimi").

In 2004, the Company made the following dispositions:

1.	On February 19, 2004, Ampal sold its holdings in Xacct Technology Ltd. for $3.8 million.

2.	During May 2004, the Company sold 49% of its holdings in PowerDsine Ltd. for approximately $7.4 million.

3.

During the third quarter of 2004, PSInet Europe, one of the holdings of Ampal's investee company, TP, sold all of its assets to certain telecommunications providers.  Following the sale, a portion of the proceeds was distributed to TP, of which Ampal received $7.1 million and recorded a gain of $2.5 million in connection with this transaction.  The remaining carrying value of TP is $1.2 million.

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. ("Hapoalim") and Bank Leumi Le-Israel Ltd. ("Leumi") in the outstanding amount of $37.5 million and $33.5 million, respectively, as of December 31, 2004. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. A total payment of 10% of the principal of the loans was due on March 31, 2004. The remaining principal payments are due as follows: 15% on March 31, 2005 and 25% on each of the following dates - March 31, 2006, 2007 and 2008. Interest is paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. As a result of not receiving the dividend from MIRS in the amount of $7.1 million (see "Cash Flow from Operating Activity") the principal and the interest of the loan due March 31, 2004 were only partially paid. As of the date hereof, the banks have not declared a default with respect to such unpaid amount. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.

As of December 31, 2004, the Company had $2.0 million in outstanding debentures with interest rates of 7.5%. These debentures, which mature in 2005, are secured by $2.1 million in cash held in a secured account.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At December 31, 2004 and December 31, 2003, the amounts outstanding under these loans were $7.7 million and $9.2 million, respectively. The loans are dollar linked, mature in up to one year, and have interest rates of LIBOR plus 1.0%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal's properties. The Company also issued guarantees in the amount of $ 3.9 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. The long-term loans in the amount of $32.8 million mature through 2005-2011.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2004 and December 31, 2003 were 3.5% on $13 million and 3.6% on $27.5 million, respectively.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

Long-Term Debt	$107,829	$17,542	$55,002	$29,279	$6,006

Short-Term Debt	$12,967	$12,967

Capital Call Obligation(1)	$2,800	$2,800
Operating Lease (2) Obligation	$7,100	$300	$600	$600	$5,600
Capital Lease Obligation	--	--	--	--	--
Purchase Obligations	--	--	--	--	--

Other Long-Term Liabilities Reflected
on the Company's Balance Sheet Under
GAAP	--	--	--	--	--
Total	$130,696	$33,609	$55,602	$29,879	$11,606

(1)	See note 16(d)
(2)	See note 16(a)

As of December 31, 2004, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.9 million. This includes:

1.	$0.5 million guarantee to Bank Leumi with respect to the MIRS loan as described above.
2.

$6.6 million guarantee on indebtedness incurred by Bay Heart ($3.3 million of which is recorded as a liability in the Company's financial statements at December 31, 2004) in connection with the development of its property. Bay Heart recorded losses in 2004 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company's guarantee.

3.	$3.9 million guarantee to Am- Hal tenants as described above.
4.	$0.9 million guarantee to Galha 1960 Ltd. as described in Item 3 of this Report.

In each of 2004 and 2003, Ampal paid dividends in the amount of $0.20 and $0.325 per share on its 4% and 6 ½% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in each year amounted to approximately $0.2 million.

Off-Balance Sheet Arrangements

Other than the foreign currency contracts specified below, the Company has no off-balance sheet arrangements.

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

As of December 31, 2004, the Company had $10 million open forward exchange contract to purchase U.S. Dollars.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2004, and are sensitive to the above market risks.

During the fiscal year ended December 31, 2004, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2003.

Interest Rate Risks

At December 31, 2004, the Company had financial assets totaling $20.9 million and financial liabilities totaling $120.8 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2004, the Company had fixed rate financial assets of $20.9 million and had no variable rate financial assets.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

At December 31, 2004, the Company had fixed rate debt of $9.2 million and variable rate debt of $111.6 million. A ten percent decrease in interest rates would decrease the unrealized fair value of the financial assets in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.3 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company's exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2004, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2004, the Company had open foreign exchange forward purchase contracts in the amount of $10 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company's cumulative translation loss reflected in the Company's accumulated other comprehensive loss would increase by $2 million, and regarding the statements of income loss a ten percent devaluation of the foreign currency would be reflected in a net decrease in earnings and would be $3.6 million.

Equity Price Risk

The Company's investments at December 31, 2004, included marketable securities which are recorded at fair value of $50.4 million, including a net unrealized gain of $4.9 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $5 million.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose assets included in consolidation constitute approximately 20.1% of total consolidated assets as of December 31, 2003, and whose revenues included in consolidation constitute approximately 14.5% and 45.1% of total consolidated revenues for the years ended December 31, 2003 and 2002, respectively. Also we did not audit the financial statements of certain affiliated companies, the company’s interest in which as reflected in the balance sheets as of December 31, 2004 and 2003 is $13,345 thousands and $12,008 thousands, respectively, and the Company’s share in excess of profits over losses (share in excess of losses over profits) in a net amount of $1,931 thousands, $676 thousands and ($825) thousands for the years ended December 31, 2004, 2003 and 2002, respectively. The financial statements of those subsidiaries and affiliated companies were audited by other independent registered public accounting firms whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other independent auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States) and with the auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditor (Mode of performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 10, 2005

/s/ KESSELMAN & KESSELMAN CPAs ( ISR) A member of
PricewaterhouseCoopers International Limited

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)

REVENUES:
Equity in earnings (losses) of affiliates (Note 12)	$4,031	$2,526	$(3,334)
Real estate income	9,020	8,889	7,740
Realized and unrealized gains on
investments (Notes 2 and 4)	7,893	29,813	--
(Loss) gain on sale of real estate rental
property (Note 2 )	(123)	69	663
Interest	590	508	962
Other (note 13)	10,053	10,009	10,701

Total revenues	31,464	51,814	16,732

EXPENSES:
Interest	4,880	5,531	8,653
Real estate expenses	8,874	8,110	7,844
Realized and unrealized losses on
investments (Notes 2 and 4)	--	--	20,394
Loss from impairment of investments & real estate (Note 2)	38,811	13,144	15,078
Translation (gain) loss	(194)	3,061	(1,577)
Other (mainly general and administrative)	11,806	10,747	7,742

Total expenses	64,177	40,593	58,134

(Loss) Income before income taxes (tax benefits)	(32,713)	11,221	(41,402)
Provision for income taxes (tax benefits) (Note 11)	(10,198)	434	1,779

(Loss) Income after income taxes (tax benefits)	(22,515)	10,787	(43,181)
Minority interests	(4,130)	1,940	866

NET (LOSS) INCOME	$(18,385)	$8,847	$(44,047)

Basic EPS: (Note 10)
(Loss) earnings per Class A share	$(0.94)	$0.42	$(2.27)

Shares used in calculation (in thousands)	19,841	19,713	19,538

Diluted EPS:
(Loss) earnings per Class A Share	$(0.94)	$0.40	$(2.27)

Shares used in calculation (in thousands)	19,841	22,120	19,538

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2004	December 31, 2003
	(Dollars in thousands)

Cash and cash equivalents	$17,618	$4,572

Deposits, notes and loans receivable (Note 3)	3,534	12,288

Investments (Notes 2, 4 and 12):
Marketable securities	50,433	64,701
Other investments	127,023	171,121

Total investments	177,456	235,822

Real estate property, less accumulated depreciation of $12,190
and $10,166	63,191	64,460

Other assets (Note 5)	43,148	37,225

TOTAL ASSETS	$304,947	$354,367

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders' Equity As At
	December 31, 2004	December 31, 2003
	(Dollars in thousands except share amounts per share data)

LIABILITIES

Notes and loans payable (Note 6)	$118,760	$134,455
Debentures	2,036	3,879
Deposits from tenants	52,152	52,084
Accounts payable, accrued expenses and others (Note 7)	26,002	38,931

Total liabilities	198,950	229,349

Commitments and Contingencies (note 16)
Minority interests	5,984	9,995

SHAREHOLDERS' EQUITY (Note 8)

4% Cumulative Convertible Preferred Stock, $5 par value; authorized
189,287 shares; issued 124,024 and 131,952 shares; outstanding
120,674 and 128,602 Shares	620	660

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized
988,055 shares; issued 662,219 and 697,380 shares; outstanding 539,683
and 574,844 shares	3,311	3,487

Class A Stock $1 par value; authorized 60,000,000 shares; issued
25,715,303 and 25,567,210 shares; outstanding 19,883,639 and 19,735,546
shares	25,715	25,567

Additional paid-in capital	58,211	58,143

Retained earnings	57,524	76,109

Accumulated other comprehensive loss	(14,272)	(17,847)

Treasury stock, at cost	(31,096)	(31,096)

Total shareholders' equity	100,013	115,023

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$304,947	$354,367

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(18,385)	$8,847	$(44,047)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Equity in (earnings) losses of affiliates	(4,031)	(2,526)	3,334
Realized and unrealized (gains) losses on
investments	(7,893)	(29,813)	20,394
Loss (gain) on sale of real estate rental property	123	(69)	(663)
Depreciation expense	2,168	2,173	2,014
Amortization (income) expense	(1,944)	(1,577)	22
Impairment of investments	38,811	13,144	15,078
Minority interests	(4,130)	1,940	866
Translation (gain) loss	(194)	3,061	(1,577)
Decrease (Increase) in other assets	537	(6,944)	1,174
(Decrease) increase in accounts payable, accrued
expenses and other	(18,273)	8,753	5,043
Investments made in trading securities	(36,811)	(54,411)	(5,476)
Proceeds from sale of trading securities	59,834	39,370	6,475
Dividends received from affiliates	3,277	5,638	688

Net cash provided by (used in) operating activities .	13,089	(12,414)	3,325

Cash flows from investing activities:
Deposits, notes and loans receivable collected	14,935	1,888	3,380
Deposits, notes and loans receivable granted	(6,696)	(3,772)	(1,472)
Investments made in:
Affiliates and others	(6,295)	(1,367)	(2,221)
Proceeds from sale of investments:
Affiliate Company	--	19,511	--
Others	16,556	--	--
Return of capital by partnership	--	213	209
Capital improvements	(1,075)	(823)	(1,406)
Acquisition of minority interest	--	(481)	--
Proceeds from sale of real estate property, net	236	1,350	818

Net cash provided by (used in) investing activities	17,661	16,519	(692)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Cash flows from financing activities:
Notes and loans payable received	$6,463	$19,871	$5,605
Notes and loans payable repaid	(23,655)	(1,934)	(12,378)
Proceeds from exercise of stock options	--	--	1,973
Debentures repaid	(1,753)	(19,271)	(2,232)
Contribution to partnership by minority interests	40	--	--
Dividends paid on preferred stock	(200)	(213)	(218)

Net cash used in financing activities	(19,105)	(1,547)	(7,250)

Effect of exchange rate changes on cash and
cash equivalents	1,401	457	(1,799)

Net increase (decrease) in cash and cash equivalents	13,046	3,015	(6,416)
Cash and cash equivalents at beginning of year	4,572	1,557	7,973

Cash and cash equivalents at end of year	$17,618	$4,572	$1,557

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest:
Others	5,170	5,187	6,596

Income taxes paid	$3,763	$2,053	$402

Proceeds in tradable securities received from realization of an
investment	2,267	--	--

Supplemental Disclosure of None cash Investing and
Financing Activities:
Investments in investees	$--	$--	$1,545

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except share amounts per share data)

4% PREFERRED STOCK
Balance, beginning of year	$660	$697	$731
Conversion of 7,928, 7,439 and 6,835 shares
into Class A Stock	(40)	(37)	(34)

Balance, end of year	$620	$660	$697

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,487	$3,532	$3,633
Conversion of 35,161, 9,070 and 20,230 shares
into Class A Stock	(176)	(45)	(101)

Balance, end of year	$3,311	$3,487	$3,532

CLASS A STOCK
Balance, beginning of year	$25,567	$25,503	$25,408
Issuance of shares upon conversion of
Preferred Stock	148	64	95

Balance, end of year	$25,715	$25,567	$25,503

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,143	$58,125	$58,253
Conversion of Preferred Stock	68	18	40
Exercise of stock options, including tax benefit	--	--	(168)

Balance, end of year	$58,211	$58,143	$58,125

RETAINED EARNINGS
Balance, beginning of year	$76,109	$67,475	$111,740

Net (loss) income	(18,385)	8,847	(44,047)
Dividends:
4% Preferred Stock - $0.20 per share	(24)	(26)	(27)
6-1/2% Preferred Stock - $0.325 per share	(176)	(187)	(191)

Balance, end of year	$57,524	$76,109	$67,475

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except share amounts per share data)

TREASURY STOCK:

4% PREFERRED STOCK
Balance, beginning and end of year	$(84)	$(84)	$(84)

6-1/2% PREFERRED STOCK
Balance, beginning and end of year	$(1,853)	$(1,853)	$(1,853)

CLASS A STOCK
Balance, beginning of year - 5,831,664,	$(29,159)	$(29,159)	$(31,301)
5,831,664 and 6,160,664 shares, at cost

Issuance of 329,000 shares	--	--	2,142

Balance, end of year - 5,831, 664, 5,831, 664
and 5,831,664 shares, at cost	$(29,159)	$(29,159)	$(29,159)

Balance, end of year	$(31,096)	$(31,096)	$(31,096)

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Cumulative translation adjustments:
Balance, beginning of year	$(20,596)	$(20,750)	$(20,163)
Foreign currency translation adjustments	513	154	(587)

Balance, end of year	(20,083)	(20,596)	(20,750)

Unrealized gains (losses) on marketable securities:
Balance, beginning of year	2,749	(3,308)	4,856
Unrealized (losses) gains, net	3,396	4,772	(7,463)
Sale of available-for-sale securities	(334)	1,285	(701)

Balance, end of year	5,811	2,749	(3,308)

Balance, end of year	$(14,272)	$(17,847)	$(24,058)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal year ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Net (loss) Income	$(18,385)	$8,847	$(44,047)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	513	154	(587)
Unrealized gain (loss) on securities	3,396	4,772	(7,463)

Other comprehensive income (loss)	3,909	4,926	(8,050)

Comprehensive (loss) income	$(14,476)	$13,773	$(52,097)

Related tax (expense) benefit of other comprehensive
(loss) income:
Foreign currency translation adjustments	$(71)	$(31)	$(446)
Unrealized gains on securities	$(1,648)	$(2,688)	$3,834

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

(a)	General

(1)	Ampal is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term the "Company" refers to Ampal-American Israel Corporation ("Ampal") and its consolidated subsidiaries. As to Segment information see note 15.

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

The consolidated financial statements include the accounts of Ampal and its controlled and majority owned subsidiaries. Inter-company transactions and balances are eliminated in consolidation.

(c)	Translation of Financial Statement in Foreign Currencies

For those subsidiaries and affiliates whose functional currency is other than the US Dollar, assets and liabilities are translated using year-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the year. Translation differences of those foreign companies' financial statements are reflected in the cumulative translation adjustment accounts which are included in accumulated other comprehensive income (loss).

(d)	Foreign Exchange Forward Contracts

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

At December 31, 2004, the open foreign exchange forward contracts totaled $ 10.0 million.

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

Marketable equity securities, other than equity securities accounted for by the equity method, are reported at fair value. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of income (loss). Unrealized gains and losses from those securities, that are classified as available-for-sale, are reported as a separate component of shareholders' equity and are included in accumulated other comprehensive income (loss). Declines in value determined to be other than temporary on available-for-sale securities are included in the statements of income (loss).

(iii)	Cost Basis Investments

Equity investments of less than 20% in non-publicly traded companies are carried at cost. Changes in the value of these investments are not recognized unless an impairment in value is deemed to be other than temporary. The investment in MIRS communications Ltd. (“MIRS”) in preferred shares with preference features in the amount of $ 110 million, which exceeds 20% of ownership, is presented at cost. In December 2004, the Company recorded loss from impairment of its investment in MIRS of $ 30.0 million (see also note 2). At December 31, 2004 and 2003, the carrying value of all the cost basis investments was $ 89.4 million and $136.4 million, respectively.

(f)	Risk Factors and Concentrations

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, bank deposits, marketable securities and notes and loans receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company's Management believes that the credit risk in respect of these balances is not material.

The company performs on going credit evaluation of its receivables allowance for doubtful accounts.

(g)	Real – Estate Property

The assets are recorded at cost, depreciating these costs over the expected useful life of the related assets.

Real-estate property of a subsidiary, which existed at the time of the subsidiary’s acquisition by the company, are included at their fair value as that date.

The Company applies the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

(h)	Income Taxes

The Company applies the liability method of accounting for income taxes, whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, as of balance sheet date, to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are created to the extent management believes that it is more likely than not that it will be utilized, otherwise a valuation is provided for those assets that do not qualify under this term.

Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totaling approximately $29.5 million (2003 - $43.6 million), since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, approximately $10.3 million (2003 - $15.3 million) of deferred income taxes would have been provided.

Income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal's foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(i)	Revenue Recognition

Rental income is recorded over the rental period. Revenues from services provided to tenants and country-club subscribers are recognized ratably over the contractual period or as services are performed. Guaranteed payments from Motorola are recorded in the statement of income (loss) over the guaranteed period (see also note 14). Revenue from amortization of tenant deposits is calculated at a fixed periodic rate based on the specific terms in the occupancy agreement signed with the tenants.

(j)	Cash Equivalents

Cash equivalents are short-term, highly liquid investments that have original maturities of three months or less and that are readily convertible to cash.

(k)	Earning (loss) per share (EPS)

Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 "Earnings per share" ("SFAS No. 128"), and as from 2004, but with retroactive effect, with EITF 03-06 "participating securities and the two-class method under FAS 128", for all periods presented. In 2004, and 2002 all outstanding stock options and preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented; Also participating 4% Convertible Preferred Stock, were not taken into account in the computation of the basic EPS for those years since its shareholders do not have contractual obligation to share in the losses of the Company. In 2003 the basic EPS was computed using the two-class method. The implementation of EITF 03-06 to prior periods resulted in immaterial change (less than $0.01) in the basic EPS for 2003. The total number of common shares related to outstanding options and preferred shares excluded from the calculations of diluted net loss per share was 2,064,500 and 2,852,000 for the years ended December 31, 2004 and 2002, respectively. As to data used in the per share computation see Note 10.

(l)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") established standards for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general purpose financial statements. The Company's components of comprehensive income (loss) are net income (losses) and net unrealized gains or losses on investments held as available for sale and foreign currency translation adjustments, which are presented net of income taxes.

(m)	Employee Stock Based Compensation

The Company accounts for all employee stock options plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2004, 2003 and 2002.

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established a fair value-based method of accounting for employee stock options or similar equity instruments and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans and restricted shares according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company's net income (loss) and EPS would have been reduced as follows:

		Fiscal Year Ended December 31,
		2004	2003	2002
		(In thousands, except per share data)

Basic EPS:

Net (loss) income:	As reported (1)	$(18,585)	$8,634	$(44,265)

Less - stock based
compensation expense
Determined under fair value
Method		(569)	(496)	(7,490)

	Pro forma	(19,154)	8,138	(51,755)

	As reported	$(0.94)	$0.42	$(2.27)
	Pro forma	$(0.97)	$0.40	$(2.65)

		Fiscal Year Ended December 31,
		2004	2003	2002
		(In thousands, except per share data)

Diluted EPS:

Net (loss) income:	As reported	$(18,585)	$8,847		$(44,265)

Less - stock based
compensation expense
Determined under fair value
Method		(569)	(496)		(7,490)

	Pro forma	(19,154)	8,351		(51,755)

	As reported	$(0.94)	$0.40	$	(2.27)

	Pro forma	$(0.97)	$0.38		$(2.65)

(1)After deduction of accrued Preferred Stock Dividend of $200 and $213 and $218,

respectively.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: (1) expected life of options of 5 years; (2) dividend yield of 0%; (3) volatility ranging from 57% to 60%; and (4) risk-free interest rate ranging from 3.3% to 3.46%.

(n)	Treasury stock

These shares are presented as a reduction of shareholders’ equity at their cost to the Company.

(o)	Recently Issued Accounting Pronouncements For 123R (revised 2004) Share Base Payment

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS 123R is encouraged by the FASB. SFAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123R.

We estimate that the cumulative effect of adopting SFAS 123R as of its adoption date by the Company (July 1, 2005), based on the awards outstanding as of December 31, 2004, will be approximately $50,000. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2004 and prior to our adoption of SFAS 123R. We expect that upon the adoption of SFAS 123R we will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, Ampal’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on Ampal’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them Ampal’s future compensation strategy. We expect that the effect of applying this statement on Ampal’s results of operations in 2005 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported. This statement will be effective beginning of the first interim period that begins after June 15, 2005 (July 1, 2005 for the Company).

FAS 153 Exchange of Nonmonetary Assets – Am Amendment of APB Opinion No. 29

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions”. The amendments made by SFAS 153 eliminate the APB Opinion No. 29 exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of the SFAS 153 is permitted. The provisions of this statement shall be applied prospectively. We do not expect the adoption of SFAS 153 to have a material effect on the Company’ s financial statements or its results of operations.

EITF Issue 03-1 "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investment"

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in these financial statements (see Note 2). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

(p)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 – Acquisitions, Dispositions and Impairments

(a)	In 2004, the Company made investments aggregating $6.3 million, as follows:

1.

The company invested EUR 4.9 million (approximately US$5.8 million) in "Telecom Partners Limited Partnership", a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel.  Ampal holds 33.3% of TP which currently holds investments in two European telecom service providers: PSINet Europe B.V. ("PSInet") and Grapes Communications N.V./S.A.

2.	A loan of $0.2 million to ShellCase, the principal business of which is the packaging process of semiconductor chips.

3.	An additional investment of $0.3 million in Fimi Opportunity Fund, L.P. (Fimi).

(b)	In 2004, the Company made the following dispositions:

1.	On February 19, 2004, Ampal sold its holdings in XACCT Technology Ltd. for $3.8 million.

2.	During May 2004, the Company sold 49% of its holdings in PowerDSine Ltd. for approximately $7.4 million.

3.

During the third quarter of 2004, PSInet, one of the holdings of Ampal’s investee company, TP, sold all its assets to large telecommunications providers.  Following the sale, a portion of the proceeds was distributed to TP, of which Ampal received $7.1 million and recorded a gain of $2.5 million in connection with this transaction.  The remaining carrying value is $1.2 million.

(c)	In 2004, the Company recorded loss from impairment of investments of $38.8 million as follows:

1.	MIRS Ltd. ($30 million)*
2.	Star Management of Investment ($1.6 million)
3.	Courses Investment in Technology Ltd. ($0.3 million)
4.	VisionCare Opthalmic Technologies ($0.5 million investment)

5.	ShellCase Ltd. ($3.8 million)
6.	Identify Solutons Ltd. ($0.7 million)
7.	Xpert Integrated Systems Ltd. ($1.7 million)
8.	Peptor Ltd. ($0.2 million).

* Management determined that a reduction in the carrying value of MIRS by $30 million is appropriate at this time due to the current relationship with Motorola. See Note 16.

(d)	In 2003, the Company made investments aggregating $ 1.8 million, as follows:

1.	An additional investment of $0.9 million in ShellCase Ltd. The company holds an approximate 13.84% equity interest in ShellCase Ltd.

2.

An additional investment of $0.3 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses on investment in communication, Internet, software and medical devices.

3.	An investment of $0.2 million in Fimi Opportunity Fund, L.P.

4.	A loan of $0.1 million to Shiron Satellite Communications (1996) Ltd., a developer and manufacturer of two-way satellite communications products.

5.	A loan to Netformx Ltd. of $0.2 million, a developer of network design tools.

6.	A loan to Bay Heart Ltd. of $0.1 million, a shopping mall.

(e)

During 2003, the Company, which previously held a 20.4% interest in Granite, sold 9.9% of its holding for $19.5 million.  Consequently, the Company's investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in trading marketable securities. (The remaining holding in Granite was sold in 2004).

(f )	In 2003, the Company recorded loss from impairment of investments of $13.1 million as follows:

1. XACCT Technologies Ltd. ("XACCT") ($9.0 million investment).

2. Carmel Container Ltd. ($2.0 million).

3. Identify Solution Ltd. ($1.3 million investment).

4. Cute Ltd. ($0.2 million loan).

5. Real estate in Migdal Haemek ($0.6 million).

(g)	In 2002, the Company made investments aggregating $3 million, as follows:

1.	An additional investment of $1.3 million in ShellCase Ltd.

2.	An additional investment of $0.7 million in PowerDsine Ltd. (total equity interest of 8.1%), a leading developer of power supply devices for the telecommunications industry. (See also B(2) above).

3.	A loan to CUTe Ltd of $0.2 million (total equity interest of 20%), a developer of bandwidth efficient techniques for the delivery of digital media over wireless networks.

4.	A loan to Camelot Information Technologies Ltd. of $0.5 million, a developer of security solution for organizations.

5.	An additional investment of $0.3 million in other investees.

(h)	On December 2002, the Company recorded a $0.7 million pretax gain on the sale of real estate rental property.

(i)	In 2002, the Company recorded loss from impairment of investments of $ 15.1 million as follows:

1.	Bridgewave Communication Inc. ($ 2.8 million investment).
2.	Shiron Satellite Communication (1996) Ltd. ($ 0.4 million investment).
3.	Enbaya Ltd. ($ 0.5 million investment).
4.	Modem Art Ltd. ($ 1.0 million investment).
5.	Oblicore Ltd. ($ 2.2 million investment).
6.	Star Management of Investment ($ 0.6 million investment).
7.	VisionCare Ophthalmic Technologies Ltd. ($ 0.3 million investment).
8.	ShellCase Ltd. ($ 2.3 million investment).
9.	Carmel Container Systems Limited ($ 0.9 million investment).
10.	Bay Heart Limited ($ 2 million investment and $ 0.9 million loan).
11.	Netformx Ltd. ($ 0.5 million loan).
12.	Camelot Information Technologies Ltd. ($ 0.5 million loan).
13.	$0.2 million in other investment.

Note 3 -- Deposits, Notes and Loans Receivable

Deposits, notes and loans receivable earn interest at varying rates depending upon their linkage provisions. Deposits mature in 2005. At December 31, 2004 and 2003, deposits, notes and loans receivable from related parties were $0.7 million for both years, and such balances with others were $2.8 million and $11.6 million, respectively. The allowance for doubtful notes receivable for 2004 and 2003 was none and $3.9 million, respectively.

Note 4 -- Investments in Marketable Securities

The Company classifies investments in marketable securities as trading securities or available-for-sale securities. Trading Securities

(a)	The cost and market values of Trading securities at December 31, 2004 and 2003 are as follows:

	Cost	Unrealized Gains	Market Value

2004	$43,353	$2,012	$45,365

2003	$50,614	$14,087	$64,701

(b)	Available-For-Sale Securities

The cost and market values of available-for-sale securities at December 31, 2004 and 2003 are as follows:

	Cost	Unrealized Gains (Losses)	Market Value

2004	$2,164	$2,904	$5,068

2003	--	--	--

Note 5 – Other Assets

The balance of “Other Assets” as of December 31, 2004, is composed of the following items:

	As of December 31,
	2004	2003
	(Dollars in thousands)

Deferred tax assets and tax
receivables	$23,023	$21,940

Income receivables	14,987	7,682

Account receivable-trade	1,447	2,267

Leasehold improvements	2,931	2,919

Others	760	2,416

	$43,148	$37,224

Note 6 -- Notes and Loans Payable

Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels with interest rates varying depending upon their linkage provision and mature through 2008.

The Company has two long-term loans from Bank Hapoalim Ltd. ("Hapoalim") and Bank Leumi Le'Israel Ltd. ("Leumi") in the amount of $37.5 million and $33.5 million as of December 31, 2004, respectively, (in connection with its investment in shares of MIRS). Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described below, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. Total payment of 10% of the principal of the loans was due on March 31, 2004. The remaining principal payments are due as follows: 15% on March 31, 2005 and 25% on each of the following dates: March 31, 2006, 2007 and 2008. Interest is to be paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. As a result of not receiving the dividend from MIRS in the amount of $7.1 million, the principal and the interest of the loan due March 31, 2004 were only partially paid. As of the date hereof, the banks have not declared a default with respect to such unpaid amount. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.

The Company also finances its general operations and other financial commitments through bank loans with Hapoalim. The long-term loans in the amount of $32.8 million mature through 2005-2011.

Other long term borrowings in the amount of $2.1 million mature through 2005-2009. The borrowings are linked to the Israeli C.P.I and bear an annual interest of 5.7%.

The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 3.5% on $13.0 million and 3.6% on $27.5 million in 2004 and 2003, respectively.

Note 7 -- Accounts payable accrued expenses and others

(a)	Composition:

	As of December 31,
	2004	2003
	(Dollars in thousands)

Deferred tax liabilities	15,886	26,364

Deferred income and accrued expenses	3,664	3,709

Excess of share and losses of affiliate	3,342	3,742

Others	3,110	5,116

	$26,002	$38,931

(b)	Accrued severance liabilities

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $ 0.7 million, net of deposits made to insurance policies of $ 0.3 million, is included in accounts payable, accrued expenses and other liabilities. During 2004 and 2003, the Company contributes for each year approximately $135,000 to cover insurance policies. The Company expects to contribute a similar amount to the insurance policies in the fiscal year ending December 31, 2005.

Severance pay net increase (decrease) was approximately $21,000, $134,000 and $(84,000) in 2004, 2003, and 2002, respectively.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees that will cease working with the Company, before their normal retirement age or amount paid to employees that their normal retirement age extends beyond the year 2014.

Note 8 -- Shareholders' Equity

Capital Stock

The 4% and 6-1/2% preferred shares are convertible into 5 and 3 shares of Class A Stock, respectively. At December 31, 2004, a total of 2,335,500 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 2,064,500 options.

The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

(i)	up to 4% on Class A Stock, then
(ii)	on 4% Preferred Stock and Class A Stock ratably.

Preferred shares are non-voting, unless dividends are in arrears for three successive years. At December 31, 2004, there are no dividends in arrears.

Note 9 -- Stock Options

In March 1998, the Board approved a Long-Term Incentive Plan ("1998 Plan") permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company's shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2004, 70,000 options of the 1998 Plan are fully vested and outstanding.

On February 15, 2000, the Stock Option Committee approved a new Incentive Plan ("2000 Plan"), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the "Board") at the meeting held on March 27, 2000 and was approved by a majority of the Company's shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2004, 1,994,500 options under the 2000 Plan are outstanding.

The options granted under the 1998 Plan and the 2000 Plan (collectively, the "Plans") may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the "Committee") but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, "restricted stock," "dividend equivalent awards," which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and "stock appreciation rights," which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the plants were granted either at market value or above.

Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. On April 25, 2002, the controlling shareholder of the Company, Rebar Financial Corp. sold all of its stock in the Company to Y.M. Noy Investments Ltd., accordingly, the 329,000 outstanding options granted under the Plans were immediately exercisable.

As of December 31, 2004, 2,335,500 options under both plans are available for future grant.

Transactions under both Plans were as follows:

The options granted under the plans vest in equal installment every three months, except that a portion of the options may vest on an accelerate basis upon the achievement of certain performance criteria.

	Fiscal Year Ended December 31, 2004
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at beginning of year	1,396	$3.46
Granted at market price	886	$3.49
Forfeited/Expired	(218)	$4.22

Outstanding at end of year	2,064	$3.39

Exercisable at end of year	678	$3.43

Weighted average fair value of options granted		$1.89

Weighted average remaining contractual life		8.40

	Fiscal Year Ended December 31, 2003
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at beginning of year	2,852	$14.77
Granted at market price	58	$3.69
Forfeited/Expired	(1,514)	$24.78

Outstanding at end of year	1,396	$3.46

Exercisable at end of year	500	$3.83

Weighted average fair value of options granted		$2.13

Weighted average remaining contractual life		8.20

	Fiscal Year Ended December 31, 2002
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at beginning of year	2,815	$23.03
Granted at market price	1,298	$3.12
Exercised	(329)	$6.00
Forfeited/Expired	(932)	$26.33

Outstanding at end of year	2,852	$14.77

Exercisable at end of year	1,630	$23.51

Weighted average fair value of options granted		$1.62

Weighted average remaining contractual life		8.40

Note 10 – Earnings (Loss) Per Class A Share

A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

	Fiscal Year Ended December 31, 2004
	(Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)

Basic and diluted EPS(2):
Net (loss) attributable to Class A Stock	$(18,585	)(1)	19,841	$(0.9	4)

	Fiscal Year Ended December 31, 2003
	Income		Shares		Per Share Amounts
	(In thousands, except per share data)

Basic EPS:
Net income attributable to Class A Stock	$8,355	(1)(3)	19,713	(4)	$0.42

Diluted EPS:
Net income attributable to Class A Stock	$8,847		22,120		$0.40

	Fiscal Year Ended December 31, 2002
	(Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)

Basic and diluted EPS(2):
Net (loss) attributable to Class A Stock	$(44,265	)(1)	19,538	$(2.2	7)

(1)	After deduction of Preferred Stock dividends of $200, $213 and $218 in 2004, 2003 and 2002, respectively.

(2)

Options to purchase 2,064,500 and 2,852,000 shares of common stock were outstanding as of December 31, 2004 and 2002, respectively, and they were not included in the computation of diluted EPS because of their anti-dilutive effect.

(3)	After allocation of net income to the participating 4% Cumulative Convertible Preferred Stock.
(4)	Restated, in order to reflect the implementation of the two-class method instead of the if converted method implemented in the past.

Note 11 -- Income Taxes

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

The components of current and deferred income tax
expense (benefit) are:
Current:
Federal	$-	$275	$-
Foreign	1,472	13	274

Deferred:
State and local	-	-	(22)
Federal	(20,404)	5,202	(4,687)
Foreign	8,734	(5,056)	6,214

Total	$(10,198)	$434	$1,779

The domestic and foreign components of
income (loss) before income
taxes are:
Domestic	$(29,286)	$2,316	$6,266)
Foreign	(3,427)	8,905	(35,136)

Total	$(32,713)	$11,221	$(41,402)

A reconciliation of income taxes between the
statutory and effective tax is as follows:
Federal income tax (benefit) at 34%	$(11,123)	$3,815	$(14,077)
Taxes on foreign income (below) U.S. rate,
net of tax credits	(806)	(3,817)	(1,181)

Changes in valuation allowance	2,304	281	17,614

Other	(573)	155	(577)

Total effective tax: 31%, 4%,and 4%	$(10,198)	$434	$1,779

	As of December 31,
	2004	2003

Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$25,439	$22,547
Unrealized losses on investments	4,321	15,548
Foreign tax credits carryforwards	5,456	1,740

Total deferred assets	35,216	39,835
Valuation allowance	(12,193)	(17,895)

Net deferred tax assets	23,023	21,940

Deferred tax liabilities:
Tax on equity in earnings of affiliates	3,356	2,108
Cost basis of investment greater than tax bases	10,877	16,708
Unrealized gains (losses) on trading securities	-	6,355
Other	1,653	1,193

Total deferred tax liability	15,886	26,364

Net deferred tax assets (liability)	$7,137	$(4,424)

As of December 31, 2004, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $11.3 million and of loss from impairment of investment of $0.9 million.

As of December 31, 2003, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $6.0 million, realized and unrealized loss of investment in securities of $4.8 million and of loss from impairment of investment of $7.1 million.

As of December 31, 2004, the Company has foreign tax credits of $5.5 million that will expire in the years 2009 through 2014.

As of December 31, 2004, the Company has U.S. Federal capital loss carryforwards of $6.1 million that will expire in 2008 and 2009 and net operating loss carryforwards of approximately $31.7 million that will expire in the years 2020 through 2024. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership". Such a "change in ownership", as described in Section 382 of the Internal Revenue Code, may substantially limit the Company's utilization of the net operating loss carryforwards.

Note 12 -- Investments in Affiliates

The companies accounted for by the equity method and the Company's share of equity in those investees are:

	As of December 31,
	2004	2003
	%	%

Bay Heart Limited	37	37
Carmel Containers Systems Limited	21.8	21.8
Coral World International Limited	50	50
CUTe Ltd	20	20
Epsilon Investment House Ltd	20	20
Hod Hasharon Sport Center (1992) Limited
Partnership	50	50
Ophir Holdings	42.5	42.5
Ophirtech Ltd	42.5	42.5
Renaissance Investment Company Ltd	20	20
Trinet Investment in High-Tech Ltd	37.5	37.5
Trinet Venture Capital Ltd.	50	50

Combined summarized financial information for the above companies is as follows:

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Revenues	$129,091	$119,323	$718,831
Gross profit	31,460	22,201	174,404
Net income (loss)	8,184	9,858	(6,338)

	As of December 31,
	2004	2003
	(Dollars in thousands)

Property and equipment	$80,927	$86,243
Other assets	173,579	160,259

Total assets	$254,506	$246,502

Total liabilities, including bank borrowings	$162,430	$163,905

The carrying value of the Company's investment in shares of Carmel Containers at December 31, 2004, amounted to $2.6 million. On November 30, 2004, Carmel filed an application with the Securities and Exchange Commission to withdraw its ordinary shares from listing on the AMEX and also filed to terminate registration of the shares under the Securities Exchange Act of 1934, as amended. Ampal has objected to the delisting and deregistration of Carmel's ordinary shares, neither of which has been effectuated as of the date hereof. If Carmel is successful in this process, there will no longer be a public market for the ordinary shares held by Ampal.

Note 13 – Other Income.

Other revenues for each of the years ended December 31, 2004, 2003 and 2002 include accrual of guaranteed payments from Motorola relating to the investment in MIRS of $ 7.1 million.

Note 14 -- Segment Information

SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

	Fiscal Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Revenues:
Finance	$16,379	$38,368	$10,543

Real estate income	8,897	8,958	7,871
Leisure-time*	2,233	2,037	1,724
Intercompany adjustments	(76)	(75)	(72)

	27,433	49,288	20,066
Equity	4,031	2,526	(3,334)

Total	$31,464	$51,814	$16,732

Equity in Earnings (losses) of Affiliates:
Finance	$1,523	$358	$54
Real estate rental	590	2,813	(533)
Leisure-time*	1,122	967	570
Others	796	(1,612)	(3,425)

Total	$4,031	$2,526	$(3,334)

Interest Income:
Finance	$613	$538	$994
Intercompany adjustments	(23)	(30)	(32)

Total	$590	$508	$962

Interest Expense:
Finance	$4,246	$4,875	$7,658
Real estate rental	540	605	761
Leisure-time*	117	82	264
Intercompany adjustments	(23)	(31)	(30)

Total	$4,880	$5,531	$8,653

Pretax Operating (Loss) Income:
Finance	$(36,192)	$9,765	$(37,448)
Real estate rental	(963)	(1,299)	(549)
Leisure-time*	411	229	(71)

	(36,744)	8,695	(38,068)
Equity	4,031	2,526	(3,334)

Total	$(32,713)	$11,221	$(41,402)

Income (Benefit) Tax Expense:
Finance	$(10,558)	$422	$1,591
Real estate rental	334	--	153
Leisure-time*	26	12	35

Total	$(10,198)	$434	$1,779

Total Assets for year end:
Finance	$225,795	$274,948	$243,031
Real estate rental	64,128	67,577	69,196
Leisure-time*	17,426	16,100	14,986
Intercompany adjustments	(2,184)	(4,258)	(3,514)

Total	$304,947	$354,367	$323,699

Investments in Affiliates for year end:
Finance	$3,389	$3,499	$2,431
Real estate rental	10,987	8,662	1,337
Leisure-time*	14,479	13,395	12,573

Total	$28,855	$25,556	$16,341

Capital Expenditures:
Finance	$5	$246	$52
Real estate rental	774	425	899
Leisure-time*	296	152	455

Total	$1,075	$823	$1,406

Depreciation and Amortization:
Finance	$173	$579	$1,951
Real estate rental	(111)	(117)	(10)
Leisure-time*	162	134	95

Total	$224	$596	$2,036

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating (loss) income above exclude equity in (losses) earnings of affiliates. Investment in affiliates and equity in earnings of affiliates only includes the investment and equity in earnings of those affiliates whose operations are represented by the Company's segments.

The real estate rental segment consists of rental property owned in Israel and the United States leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel.

*The leisure-time segment consists of Coral World International Limited (marine parks located around the world - mainly in Israel) and Country Club Kfar Saba, the Company's 51%-owned subsidiary located in Israel.

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

Due to the relatively short term of commitments discussed in Note 16, the contract value is considered to be at fair value.

(f)	Financial Assets and Financial Liabilities

The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

	As of December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$17,618	$17,618	$4,572	$4,572
Deposits, notes and loans receivable	3,534	3,525	12,288	12,469
Investments	50,433	50,433	64,701	64,701

	$71,585	$71,576	$81,561	$81,742

Financial liabilities:
Notes and loans payable	$118,760	$117,743	$134,455	$136,378
Debentures outstanding	2,036	2,036	3,879	4,123

	$120,796	$119,779	$138,334	$140,501

Note 16-- Commitments and Contingencies

(a) The combined minimum annual lease payments on Ampal's and its subsidiaries in 2004 were $ 0.3 million. In the years 2005-2009, the combined annual lease payments on those premises, will be in an aggregate amount of $ 1.5 million, and thereafter, an amount totaling $5.6 million. The lease of the corporate offices expires in 2009 and the Kfar Saba lease expires in 2037.

(b) AM-Hal provided a lien to Bank Hapoalim on AM- Hal properties in Rishon – Le Zion and Hod Hasharon to guarantee a loan of $7.7 million.

(c)  The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $11.9 million as follows:

(1)	The Company provided a $3.9 million guarantee to AM – Hal tenants.
(2)	The Company provided a $6.6 million guarantee on indebtedness incurred by Bay Heart.
	(3)	The Company provided a $0.5 million guarantee to Leumi with respect to the MIRS loan beginning in 2006 with respect to the Company's repayment obligation under the loan.
	(4)	The Company provided a $0.9 million guarantee to Galha (1960) Ltd, for the payment of the Company's subsidiary of a final judgment, if entered against the Company's subsidiary. (See below)
(d)	The Company made a commitment to invest $2.8 million in Star II (2000 L.P.).
(e)	Legal Proceedings:

Galha

On January 1, 2002, Galha (1960) Ltd. ("Galha") filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. ("Paradise") appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 9,991,070 ($2.3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,000,000 ($928,500) if a final judgment against the Company will be given.

On May 26, 2003 the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd., in the Tel Aviv District Court, claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it.

Ampal Communications L.P.

On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the "Defendants"), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications' minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority share holder;
B.

Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.'s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:
	(1)	based on a company valuation of MIRS Communications Ltd. as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS Communications Ltd.; or
	(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS Communications Ltd. plus linkage to the Israeli consumer index and interest; or
(3)

based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants' omissions and/or negligence in their management of MIRS Communications Ltd., all as may be assessed and computed by the appraiser specified in Section B above;

D.

Determining that each of the individual Defendants, as officers in MIRS Communications Ltd., has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS Communications Ltd.; and

E.

Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants' request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants' request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the Claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

As of December 31, 2004, the Company had not received its dividend from MIRS in the amount of $7.1 million, included among "other assets", due March 31, 2004. The dividend was not received due to the legal dispute discussed above. As a result of not receiving the dividend, the principal and the interest of the loan which were due March 31, 2004 were only partially paid.

(f)

Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the company.  Based upon the opinions of legal counsel, the Company’s management believes that all provisions made are sufficient.

Note 17 – Subsequent Events

In 2005, the Company sold all of its remaining interest in Industrial Buildings Company for $15.5 million ($6.9 million directly and $8.6 million indirectly through Ophir Holdings Ltd.). The Company’s share in the net gain is approximately $3.9 million.

In March 2005, the Company sold all of its holdings in Modem Art Ltd. for approximately $5 million. The Company recorded a gain of approximately $4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Please see Item 11 below for a description of an Indemnification and Compensation agreement between the Company and each of Messrs. Karni, Haber and Morag.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

The following table sets forth certain information regarding Ampal's directors and executive officers as of February 25, 2005:

Name	Position

Yosef A. Maiman	Chairman of the Board of Directors and Director
Jack Bigio (1)	President, Chief Executive Officer and Director
Leo Malamud (1)	Director
Dr. Joseph Yerushalmi (1)	Director
Yehuda Karni (1) (2) (3)	Director
Eitan Haber (2) (3)	Director
Menahem Morag (2) (3)	Director
Irit Eluz	CFO, Senior Vice President - Finance and Treasurer
Shlomo Shalev	Senior Vice President - Investments
Yoram Firon	Vice President-Investments and Corporate Affairs
and Secretary
Amit Mansur	Vice President-Investments
Giora Bar-Nir	Vice President - Accounting and Controller

___________

The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1)

Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2)	Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors' fees and related matters. Mr. Karni is the Chairman of the Audit Committee of the Board.

(3)	Member of the Stock Option and Compensation Committee of the Board.

In 2004, the Board met three times and acted six times by written consent; the Executive Committee met one time and did not act by written consent; the Audit Committee met seven times and did not act by written consent. The Stock Option and Compensation Committee met one time and did not act by written consent. All directors attended more than 75% of the aggregate of (1) the total number of Board meetings held during the period in 2004 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2004 (during the period of such service). Each director of the Board is elected for a one year term and serves until his or her successor is duly elected and qualified.

The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

YOSEF A. MAIMAN, 59, has been the Chairman of the Board of Ampal since April 25, 2002. Mr. Maiman has been President and Chief Executive Officer of Merhav M.N.F. Ltd. ("Merhav"), one of the largest international project development companies based in Israel, since its founding in 1975. Mr. Maiman is also the Chairman of the Board of Directors of Channel Ten, a commercial television station in Israel, a director of Eltek, Ltd. ("Eltek"), a developer and manufacturer of printed circuit boards, a member of the Board of Directors of the Middle East Task Force of the New York Council on Foreign Relations and Honorary Consul to Israel from Peru. Mr. Maiman is also member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

JACK BIGIO, 39 has been the President and Chief Executive Officer of Ampal since April 25, 2002, and a director of Ampal since March 6, 2002. From 1998 until April 2002, Mr. Bigio held various officer positions at Merhav, most recently as the Senior Vice President - Operations and Finance. Mr. Bigio is also a director of Eltek.

LEO MALAMUD, 53, has been a director of Ampal since March 6, 2002. Since 1996, Mr. Malamud was the Senior Vice President of Merhav. Mr. Malamud is also a director of Eltek.

Dr. JOSEPH YERUSHALMI, 67, has been Senior Vice President - Head of Energy and Infrastructure Projects of Merhav since 1995. He has been a director of Ampal since August 16, 2002.

YEHUDA KARNI, 76, was a senior partner in the law firm of Firon Karni Sarov & Firon, from 1961 until his retirement in 2000. He has been a director of Ampal since August 16, 2002.

EITAN HABER, 65, was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin, from July 1993 until November 1995. Since 1996, Mr. Haber has been the President and Chief Executive Officer of Geopol Ltd., which represents the Korean conglomerate Samsung in Israel and the Middle East; Kavim Ltd., a production and project development company; and Adar Real Estate Ltd., a real estate company. Mr. Haber is also a member of various non-profit organizations. He has been a director of Ampal since August 16, 2002.

MENAHEM MORAG, 54, has been a director of Ampal since January 27, 2004. From 1996 to 1999 Mr. Morag was the Head of Finance and Budget at the Israeli Prime Minister's office in Tel Aviv. From 1999 to 2001, Mr. Morag was the Controller and Ombudsman at the Israeli Prime Minister's office in Tel Aviv. From 2001 to 2003, Mr. Morag was the Head of Human Resources Department at the Israeli Prime Minister's office in Tel Aviv. Since, 2003, Mr. Morag has been the Head of the Council of the Pensioners Association of the Israeli Prime Minister's office in Tel Aviv.

IRIT ELUZ, 38, has been the Chief Financial Officer and Senior Vice President - Finance and Treasurer since October 2004. From May 2002 through October 2004 Ms. Eluz was Chief Financial Officer and Vice President – Finance and Treasurer. From January 2000 through April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav. From June 1995 through December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

SHLOMO SHALEV, 43, has been Senior Vice President - Investments since May 2002. From August 1997 through April 2002, Mr. Shalev was Vice President in Ampal Industries (Israel) Ltd, a wholly owned subsidiary of the Company. From August 1994 through July 1997, Mr. Shalev was the Israeli Consul for Economic Affairs in the northwest region of the Unites States.

YORAM FIRON, 36, has been Secretary and Vice President - Investments and Corporate Affairs since May 2002. During the preceding five years, Mr. Firon was a Vice President of Merhav and a partner in the law firm of Firon Karni Sarov & Firon.

AMIT MANSUR, 35, has been Vice President – Investments since March 2003. From September 2000 through December 2002, Mr. Mansur served at Alrov Group as Strategy & Business Development Manager. From February 1997 through September 2000, Mr. Mansur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

GIORA BAR-NIR, 48, has been Vice-President – Accounting and Controller Since October 2004. From March 2002 through October 2004 Mr. Bar Nir has been the Controller. During the preceding five years, Mr. Bar-Nir was the Controller of the Israeli subsidiaries of Ampal.

AUDIT COMMITTEE

The Company has an Audit Committee of the Board consisting of Messrs. Karni, Haber and Morag, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers, Inc. and the rules promulgated by the Securities and Exchange Commission. The Board has determined that Mr. Morag is an "audit committee financial expert" for purposes of the rules promulgated by the Securities and Exchange Commission. On October 31, 2004, Michael Arnon, a member of the Audit Committe, passed away.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal's executive officers and directors, and persons who own more than 10% of a registered class of Ampal's equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Class A Stock of Ampal. To the Company's knowledge, based solely on its review of the copies of such forms received by it, all filing requirements applicable to its executive officers, directors and greater than 10-percent stockholders were complied with.

CODE OF ETHICS

The Company has adopted a code of ethics (as defined in the rules promulgated under the Securities Exchange Act of 1934) that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or person performing similar functions. A copy of the Company’s code of ethics is available on the Company’s website at www.ampal.com (the “Company’s Website”).

CODE OF CONDUCT

The Company has adopted a code of conduct that applies to all of the Company’s employees, directors and officers. A copy of the code of conduct is available on the Company’s Website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below presents information regarding remuneration paid for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 2004, 2003 and 2002.

				Annual Compensation
Name and Principal Position	Year	Salaries	Bonus	Other Annual Compensation (9)	Long-Term Compensation Number of Securities Underlying Options (10)		All Other Compensation (11)
		$	$	$			$

Yosef A. Maiman(1)(12)	2004	606,409	364,604	6,091	-		2,143
Chairman of the Board	2003	506,849	155,953	25,570	-		2,002
	2002	324,376	-	15,765	250,000		410
Jack Bigio (2) (12)	2004	420,064	252,564	54,943	280,000		102,131
President and CEO	2003	257,547	106,189	71,777	-		88,389
	2002	280,130		43,498	150,000		40,740
Irit Eluz (3(12)	2004	219,980	132,332	32,732	280,000		49,349
CFO - SVP Finance &	2003	183,959	55,698	39,631	-		42,000
Treasurer	2002	100,993		21,959	78,500		21,735
Shlomo Shalev (6)	2004	188,105	61,145	24,617	30,000		46,803
Senior Vice President -	2003	167,093	34,254	33,048	-		41,712
investment	2002	149,225	63,240	27,815	90,000		37,279

Yoram Firon (8)(12)	2004	159,500	48,674	26,491	190,000		35,086
Secretary, Vice-President	2003	133,138	14,063	30,261			29,756
& Corporate Affairs	2002	85,524		21,444	68,500		17,339
Dafna Sharir (4)	2004	224,770	152,184	49,007	-		600,156 (5)
Senior Vice President	2003	211,557	64,052	45,031	-		48,041
Investments	2002	116,192		25,726	90,000	(7)	25,069

(1)	Mr. Maiman has been employed by Ampal since April 25, 2002 as Chairman of the Board.

(2)	Mr. Bigio has been employed by Ampal since April 25, 2002 as President and CEO.

(3)	Ms. Eluz has been employed by Ampal since Aprl 25, 2002.

(4)	Ms. Sharir served as Senior Vice President Investments from April 25, 2002 until November 30, 2004.

(5)	Mrs. Sharir retired on November 30, 2004, the amount includes final account settlement.

(6)	Mr. Shalev was appointed Senior Vice President of Investment since May 21, 2002.

(7)

On November 30, 2004, Ms. Sharir agreed to immediately terminate all of her options to purchase shares of Class A Stock of the Company pursuant to an option cancellation agreement entered into by the Company and Ms. Sharir.

(8)	Mr. Firon has been employed by Ampal since April 25, 2002.

(9)	Consists of amounts reimbursed for the payment of taxes.

(10)	Represents the number of shares of Class A Stock underlying options granted to the named executive officers.

(11)

Comprised of Ampal (Israel’s) contribution pursuant to : (1) Ampal (Israel’s) Pension Plan and (ii) Ampal (Israel’s) education fund and (iii) use of car and (iv) use of mobile (v) final account settlement.

(12)

Eligible to receive an additional payment of up to six months salary (i) in the event of a changeof control of the Company and (ii) such executive officer's employment is terminated within six months from the date of the change of control of the Company.

Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year End 2004		Unrealized Value of In-the-Money Options

	Excercisable	Unexercisable	Excercisable	Unexercisable

Yosef A. Maiman	140,625	109,375	$438,750	$341,250
Jack Bigio	84,375	345,625	$263,250	$1,184,750
Irit Eluz	44,156	314,344	$137,768	$1,087,153
Shlomo Shalev	50,625	69,375	$157,950	$227,850
Yoram Firon	38,531	219,969	$120,218	$758,503

Option Grants In Last Fiscal Year

The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our named executive officers during fiscal year 2004:

Name	Option Plan	Number of Securities Underlying Option Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
							5%	10%

Jack Bigio	2000	280,000	14%	$3.50	$3.50	10-27-14	$616,317	$1,561,868
Irit Eluz	2000	280,000	14%	$3.50	$3.50	10-27-14	$616,317	$1,561,868
Shlomo Shalev	2000	30,000	1%	$3.50	$3.50	10-27-14	$66,034	$167,343
Yoram Firon	2000	190,000	9%	$3.50	$3.50	10-27-14	$418,215	$1,059,839

Other Benefits

Ampal previously maintained a money purchase pension plan (“Pension Plan”) for all full-time employees of Ampal except non-resident aliens outside the United States. Pursuant to the cessation of the Company's U.S. operations, the Ampal-American Israel Corporation Money Purchase Pension Plan and the Ampal-American Israel Corporation Savings Plan were terminated effective December 31, 2004.

Compensation of Directors

Directors of Ampal (other than Mr. Maiman and Mr. Bigio) received $1,500 per Board meeting attended. The Chairman of the Board receives $2,000. Directors of Ampal also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

On October 28, 2004, the Board formed a Special Committee of the Board composed of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menahem Morag, each of whom is an independent director.

The Board appointed the Special Committee of independent directors to consider alternatives available to the Company to maximize shareholder value. The Special Committee was formed in response to a suggestion from Mr. Yosef A. Maiman, Chairman of the Board and controlling stockholder, that he is reviewing his alternatives with regard to his investment in the Company.

In connection with the formation of this Special Committee, the Company entered into an Indemnification and Compensation Agreement with each of Messrs. Karni, Haber and Morag. In consideration for serving as a member of the Special Committee, each director shall receive from the Company a fee of $35,000 payable in seven equal monthly installments beginning on October 28, 2004. Each director shall also be entitled to receive from the Company a fee of $1,500 per each meeting of the Special Committee he attends. In addition, the Company has agreed to indemnify and hold harmless each Director with respect to his service on, and any matter or transaction considered by, the Secial Committee to the fullest extent authorized or permitted by law. A copy of the form of this Indemnification and Compensation Agreement is attached as Exhibit 10j to this annual report on Form 10-K.

The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the three fiscal years ended December 2004, 2003 and 2002.

	2004	2003	2002

Yosef A. Maiman (1)	-	-	250,000
Jack Bigio (3)	280,000	-	150,000
Leo Malamud (3)	-	-	150,000
Yossi Yerushalmi (2)	-	-	100,000
Eitan Haber (2)	-	-	15,000
Yehuda Karni (2)	-	-	15,000
Menahem Morag (4)	15,000	-	-
Michael Arnon (5)			15,000

(1) Since April 25, 2002.

(2) Since August 16, 2002.

(3) Since March 6, 2002.

(4) Since March 24, 2004.

(5) Mr. Arnon passed away on October 31, 2004.

Stock Option Plan

In March 1998, the Board approved a Long-Term Incentive Plan (''1998 Plan'') permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 Plan was approved by a majority of the Company's shareholders at the June 19, 1998 annual meeting of shareholders. The 1998 Plan remains in effect for a period of ten years. As of December 31, 2004, 70,000 options of the 1998 Plan are outstanding.

On February 15, 2000, the Stock Option Committee approved a new Incentive Plan ("2000 Plan"), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company's shareholders at the June 29, 2000 annual meeting of shareholders. The 2000 Plan remains in effect for a period of ten years. As of December 31, 2004, 2,064,500 options of the 2000 Plan are outstanding.

The options granted under the 1998 Plan and the 2000 Plan (collectively, the "Plans") may be either incentive stock options, at an exercise price to be determined by the Stock Option and Compensation Committee ("the Committee") but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, "restricted stock," "dividend equivalent awards," which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and "stock appreciation rights," which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the Plans were granted either at market value or above.

Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. On February 26, 2002, the controlling shareholder of the Company, Rebar Financial Corp., sold all of its stock in the Company to Y.M. Noy Investments Ltd. Accordingly, all options granted but unvested under the Plans were immediately exercisable.

The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2002, 2003 and 2004. If compensation cost for the options under the above Plans had been determined in accordance with SFAS No. 123, the Company's net income (loss) and EPS would have been $(51,755) million, $ 8,138 million and $(19,154) million, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Stock Option and Compensation Committee are Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag, none of whom is an officer or employee or former officer or employee of the Company.  During 2004, no executive officer of the Company served on the Stock Option and Compensation Committee, or the Board of Directors of another entity whose executive officer(s) served on the Company’s Stock Option and Compensation Committee of the Board of Directors.  Prior to October 31, 2004, Mr. Michael Arnon served as a member of the Stock Option and Compensation Committee.  Mr. Arnon previously served as Chairman of the Board of Directors of the Company from November 1990 until July 1994 and President and Chief Executive Officer of the Company from July 1986 until November 1990).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders . . .	2,064,500	3.39	2,335,500
Equity compensation plans not approved by security holders .	N/A	N/A	N/A
Total	2,064,500	3.39	2,335,500

(1) All information provided as of December 31, 2004.

PRINCIPAL SHAREHOLDERS OF AMPAL

The following table sets forth information as of February 25, 2005, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock held by such stockholders set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the "4% Preferred Stock") and 6 1/2% Cumulative Convertible Preferred Stock (the "6 1/2% Preferred Stock") owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As of February 25, 2005, there were 19,942,996 (not including treasury shares) shares of Class A Stock of Ampal outstanding. In addition, as of February 25, 2005, there were 520,883 non-voting shares of 6 1/2% Preferred Stock outstanding (each convertible into 3 shares of Class A Stock outstanding and 120,079 non-voting shares of 4% Preferred Stock outstanding (each convertible into 5 shares of Class A Stock).

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Y.M. Noy Investments Ltd., of 33	Class A Stock	11,750,132	(1)	58.92%
Havazelet Hasharon St., Herzliya,
Israel
Yosef A. Maiman	Class A Stock	11,906,382	(1)(2)	59.24%
Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya,
Israel
Ohad Maiman	Class A Stock	11,750,132	(1)	58.92%
Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya,
Israel
Noa Maiman	Class A Stock	11,750,132	(1)	58.92%
Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya,
Israel

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

(2)	Includes 156,250 shares of Class A Stock underlying options which are currently exercisable by Mr. Maiman.

Security Ownership of Management

The following table sets forth information as of February 25, 2005 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	11,906,382	(1)	59.24%
Jack Bigio	111,250	(2)	*
Shlomo Shalev	58,125	(2)	*
Irit Eluz	66,563	(2)	*
Yoram Firon	54,688	(2)
Leo Malamud	93,750	(2)	*
Dr. Josef Yerushalmi	62,500	(2)	*
Eitan Haber	9,375	(2)	*
Yehuda Karni	9,375	(2)	*
Menahem Morag	3,750	(2)	*
All Directors and Executive Officers
as a Group	12,375,758		60.17%

*	Represents less than 1% of the class of securities.

(1)

Attributable to 11,750,132 shares of Class A Stock held directly by Y.M. Noy Investments Ltd.  See "Security Ownership of Certain Beneficial Owners."  In addition, this represents 156,250 shares underlying options for Yosef Maiman which are presently exercisable.

(2)	Represents shares underlying options which are presently exercisable or exercisable in 60 days.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The fees of Kesselman & Kesselman ("Kesselman") fees for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q were $267,000 and $223,000, respectively.

TAX FEES. Kesselman's tax fees for the fiscal years ended December 31, 2004 and December 31, 2003, were $100,000 and $103,600 respectively.

ALL OTHER FEES - Kesselman's fees for other services for the fiscal years ended December 31, 2004 and December 31, 2003, were $42,800 and $49,200 respectively.

All of the services provided by our principal accounting firm described above under the captions "Audit Fees", "Tax Fees" and "All Other Fees" were approved by our Audit Committee. The Audit Committee has determined that the rendering of professional services described above by Kesselman is compatible with maintaining the auditor’s independence.

Audit Committee Pre-Approval Policies

The Company's Audit Committee Charter provides that the Audit Committee shall approve in advance all audit services and all non-audit services provided by the independent auditors based on policies and procedures developed by the Audit Committee from time to time. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
Page Reference
(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries	.
Report of Independent Auditors
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Supplementary Data:
Selected quarterly financial data for the years ended December 31, 2004 and 2003
(2) Financial Statement Schedules

(i) Schedule of Representative Rates of Exchange between the U.S. dollar and New Israeli Shekel for three years ended December 31, 2004

Representative Rates of Exchange
Between the U.S. Dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2004

        The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

	2004	2003	2002
March 31	4.528	4.687	4.668
June 30	4.497	4.312	4.769
September 30	4.482	4.441	4.871
December 31	4.308	4.379	4.737

(ii)	Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

Granite Hacarmel Investments Limited and Subsidiaries

Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Ophir Holdings Ltd.

Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Financial Statements

(iii)	Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

AM-HAL Ltd
Bay Heart Ltd.
Carmel Container Systems Ltd.
Coral World International Limited
Country Club Kfar Saba Limited
Epsilon Investment House Ltd.
Hod Hasharon Sport Center Ltd
Hod Hasharon Sport Center (1992) Limited Partnership
Renaissance Investment Co. Ltd.
Shmey-Bar Real Estate 1993 Ltd.
Shmey-Bar (T.H.) 1993 Ltd.
Shmey-Bar (I.A.) 1993 Ltd.
Trinet Investment in High-Tech Ltd.

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2a.	Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.) (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)
2b.	Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

Exhibit 3 – Articles of Incorporation and By-Laws

3a.	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference, File No. 0-5380).
3b.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal’s Form 10-K filed on March 27, 2002).

Exhibit 4 – Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).
4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

Exhibit 10 – Material Contracts

10a.	Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).
10b.	Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).
10c.	Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10e.	Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).
10f.	The Company’s 1998 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the 1998 Annual Meeting of Shareholders).*
10g.	The Company’s 2000 Incentive Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders).*
10h.	Amendment to the Company’s 1998 Long Term Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10h to the report on Form 10K. Filed on March 27, 2003)
10i.	Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10i to the report on Form 10K. Filed on March 27, 2003).
10j.	Compensation and Indemnification Agreement, dated as of December 13, 2004, between Ampal-American Israel Corporation and each of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag.
10k.	Stock Option Cancellation Agreement, dated as of November 30, 2004, between Ampal-American Israel Corporation and Dafna Sharir.

Exhibit 11 – Statement re Computation of Earnings Per Share

Exhibit 12 – Statement re Computation of Ratios

Exhibit 21 – Subsidiaries of the Registrant

Exhibit 23 - Consents of Experts and Counsel:

23.1	AM-HAL Ltd.	E-23.1
23.2	Ampal-American Israel Corporation	E-23.2
23.3	Bay Heart, Ltd.	E-23.3
23.4	Carmel Container Systems Ltd.	E-23.4
23.5	Coral World International Ltd.	E-23.5
23.6	Country Club Kfar Saba Limited	E-23.6
23.7	Epsilon Investment House Ltd.	E-23.7
23.8	Granite Hacarmel Investment Limited	E-23.8
23.9	Hod Hasharon Sport Center Ltd.	E-23.9
23.10	Hod Hasharon Sport Center (1992) Ltd. Partnership	E-23.10
23.11	Ophir Holdings Ltd.	E-23.11
23.12	Renaissance Investment Co. Ltd.	E-23.12
23.13	Shmey-Bar Real Estate 1993 Ltd.	E-23.13
23.14	Shmey-Bar (T.H.) 1993 Ltd.	E-23.14
23.15	Shmey-Bar (I.A.) 1993 Ltd.	E-23.15
23.16	Trinet Investment in High-Tech Ltd.	E-23.16

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

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulation (Manner of Auditor’s Performance) 1973 and in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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

The above list does not include inactive and/or immaterial affiliated companies and others

OPHIR HOLDINGS LTD.
(An Israeli Corporation)
2004 ANNUAL REPORT

OPHIR HOLDINGS LTD.
2004 ANNUAL REPORT

REPORT OF INDEPENDENT AUDITORS

To the shareholders of
OPHIR HOLDINGS LTD.

We have audited the consolidated financial statements of Ophir Holdings Ltd. and its subsidiaries (the “Company”): balance sheets as of December 31, 2004 and 2003 and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States) and with the auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditor (Mode of performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the consolidated results of operations, changes in shareholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Israel.

As explained in note 1b, the financial statements, as of dates and for reporting periods subsequent to December 31, 2003, are presented in New Israeli Shekels, in conformity with accounting standards issued by the Israel Accounting Standards Board. The financial statements as of dates and for reporting periods ended prior to, or on the above date, are presented in values that have been adjusted for the changes in the general purchasing power of the Israeli currency, through that date, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 14 to the consolidated financial statements.

Tel-Aviv, Israel March 6, 2005	Kesselman & Kesselman Certified Public Accountants (Isr.)

OPHIR HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

		December 31
	Note	2004	2003
		NIS in thousands (see note 1b)

A s s e t s	8c
CURRENT ASSETS :	12
Cash and cash equivalents	1k	2,894	3,215
Marketable securities	4a(2)	86,935	353
Accounts receivable	13a	5,004	11,947

T o t a l current assets		94,833	15,515

LAND - BUSINESS INVENTORY	1e;8a(2)	13,048	13,048

INVESTMENTS:
Associated companies	3	187,275	187,505
Other companies	4	72,854	177,324
Loan to related party	11b	8,114	8,703

		268,243	373,532

FIXED ASSETS, net of
accumulated depreciation	5	57,425	58,884

		433,549	460,979

—————————————— DIRECTORS	) Avi Israel ) ) Shlomo Shalev

Date of approval of the financial statements: March 6, 2005.

		December 31
	Note	2004	2003
		NIS in thousands (see note 1b)

Liabilities and shareholders' equity	8c
CURRENT LIABILITIES :	12
Bank credit and loans	13b	8,383	8,338
Accounts payable and accruals	13c	4,121	8,034

T o t a l current liabilities		12,504	16,372

LONG-TERM LIABILITIES:	12
Bank loans (net of current maturities)	6	58,675	66,456
Capital notes to an associated company	7	151,601	151,601
Capital note to related party	7	1,069	1,069
Payables in respect of acquisition of land -
business inventory	8a(2)	11,843	11,793
Deferred income taxes	10b	2,550	2,676

T o t a l long-term liabilities		225,738	233,595

T o t a l liabilities		238,242	249,967
COMMITMENTS AND CONTINGENT
LIABILITIES	8
MINORITY INTEREST		25	26
SHAREHOLDERS' EQUITY	9	195,282	210,986

		433,549	460,979

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSSES)

	Note	2004	2003	2002
		NIS in thousands (see note 1b)

REVENUES AND GAINS:
From lease of buildings		6,737	10,278	13,735
Share in profits (losses) of associated companies - net	3	(1,150)	(2,071)	1,662
Gain (loss) from sale of real estate, net		535	(30)
Gain from sale and increase in value of marketable securities		2,183	164	291
Gain from sale of land-business inventory			120	412
Dividend received from other companies		13,764	7,896	97
Management fees from associated companies and others	11a	433	438	471

		22,502	16,795	16,668

EXPENSES AND LOSSES:
Operating cost of leased buildings (including depreciation)		2,703	3,613	3,934
Impairment of investments in associated companies
and other companies	3, 4	950		25,609
General and administrative expenses - net	11a	1,480	4,623	7,440
Financial expenses - net	11a;13f	700	1,532	1,580

		5,833	9,768	38,563

INCOME (LOSS) BEFORE TAXES ON INCOME		16,669	7,027	(21,895)
TAXES ON INCOME (TAX SAVING)	10	2,374	4,731	(13,761)

INCOME (LOSS) AFTER TAXES ON INCOME
(TAX SAVING)		14,295	2,296	(8,134)
MINORITY INTEREST IN LOSSES (PROFITS) OF A
SUBSIDIARY		1	15	(67)

NET INCOME (LOSS) FOR THE YEAR		14,296	2,311	(8,201)

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Share capital	Capital surplus	Dividend Declared Subsequent to balance sheet date	Retained earnings	Total
	NIS in thousands (see note 1b)

BALANCE AT JANUARY 1, 2002	2,832	80,488		147,576	230,896
CHANGES DURING 2002 -
loss				(8,201)	(8,201)

BALANCE AT DECEMBER 31, 2002	2,832	80,488		139,375	222,695
CHANGES DURING 2003:
Net income				2,311	2,311
Dividend paid				(14,000)	(14,000)
Erosion of capital note		(20)			(20)

BALANCE AT DECEMBER 31, 2003	2,832	80,468		127,686	210,986
CHANGES DURING 2004:
Net income				14,296	14,296
Dividend paid				(30,000)	(30,000)
Appropriation for distribution of dividend
subsequent to balance sheet date			90,830	(90,830)

BALANCE AT DECEMBER 31, 2004	2,832	80,468	90,830	21,152	195,282

The accompanying notes are an integral part of the consolidated financial statements.

(Continued) – 1

OPHIR HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	NIS in thousands (see note 1b)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the year	14,296	2,311	(8,201)
Adjustments required to reflect the cash flows from operating activities*	(3,032)	3,703	11,273

Net cash provided by operating activities	11,264	6,014	3,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in other companies	21,242		6,559
Proceed from sale of leased buildings	7,312	30,190
Investment in associated companies (including capital notes and loans - net)	(499)	(424)	(602)
Investments in other companies	(549)	(301)	(1,388)
Withdrawal of long-term bank deposit			2,117
Short-term bank deposits, net	(196)
Proceeds from sale of business inventory		120	412
Proceeds from sale of other assets	535
Advances on account of rental property designated for sale			2,739
Dividend received	1,935
Loan to a company which is an interested party - net		(192)	(3,358)

Net cash provided by investing activities	29,780	29,393	6,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term bank loans- net	(8,382)	(8,307)	(8,314)
Dividend paid	(32,953)	(11,047)
Short-term bank credit and loans - net	(30)	(13,254)	(2,445)

Net cash used in financing activities	(41,365)	(32,608)	(10,759)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321)	2,799	(1,208)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	3,215	416	1,624

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	2,894	3,215	416

(Concluded) – 2

OPHIR HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	NIS in thousands (see note 1b)

* Adjustments required to reflect the cash flows from operating activities:
Income and expenses not involving cash flows:
Share in losses (profits) of associated companies - net	1,150	2,071	(1,662)
Depreciation	1,459	1,953	2,490
Deferred income taxes - net	(126)	2,971	(3,672)
Minority interest in losses of a subsidiary (2002 - net of dividend paid)	(1)	15	(4)
Gain from sale of fixed assets and business inventory - net		(120)	(412)
Gain from sale of other assets	(535)
Loss from sale of leased buildings		30
Gain from sale and increase in value of marketable securities
(Including shares classified as other investments) - net	(2,183)	(164)	(291)
Gain from sale of investment in another company	(305)
Impairment (reversal of impairment) of investment in associated
companies and others	(873)		25,609
Linkage differences (erosion) on long-term bank loans- net	676	(67)	165
Linkage differences on short-term loan to
a related party		(164)	(64)
Linkage differences and interest on loans to associated companies and
others	(1,604)	(1,333)	(1,103)

	(2,342)	5,192	21,056

Changes in operating asset and liability items:
Decrease (increase) in accounts receivable	(369)	1,677	(247)
Decrease in accounts payable and accruals	(321)	(3,166)	(9,536)

	(690)	(1,489)	(9,783)

	(3,032)	3,703	11,273

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis,except for the changes required by the transition to nominal financial reporting in 2004– see b(1),are as follows:

a.	General:

1)	Ophir Holdings Ltd. (“Ophir”) is a holding company which also owns commercial buildings designated for rent.

The subsidiary Merkazim Investments Ltd. is engaged in the renting of commercial buildings. In 2003, this company sold all its holdings in the commercial buildings that were designated for rent (see note 5b.).

The subsidiary, New Horizons (1993) Ltd., holds a number of properties (designated for sale), which were purchased from a related party, see also note 8a(2).

As to the activities of the associated companies, see note 3c.

2)	Definitions:

Subsidiary -	a company controlled or owned to the extent of over 50%, the financial statements of which have been consolidated with the financial statements of Ophir.

Associated company -	a company controlled to the extent of 20% or over (which is not a subsidiary), or a company less than 20% controlled which complies with the condition relating to "significant influence", as prescribed by Opinion 68 of the Institute of Certified Public Accountants in Israel (the "Israeli Institute"), the investment in which is presented by the equity method.

Other company -	a company to which the conditions specified in the preceding paragraphs do not apply.

The Group -	Ophir, its subsidiaries and its associated companies.

Related parties -	as defined in Opinion 29 of the Israeli Institute.

3)	Principles of accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Israel (Israeli GAAP). Israeli GAAP vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES

b.	Financial statements presentation basis :

The Company draws up and presents its financial statements in Israeli currency (“shekels” or “NIS”). Commencing 2004, the adjustment of financial statements for the effects of inflation in Israel was discontinued, and transitory provisions for financial reporting on a nominal basis began being applied, as explained below; notwithstanding the above, the comparative figures included in these financial statements are based on the adjusted-for-inflation amounts previously reported:

1)	Transition to nominal financial reporting in 2004 With effect from January 1, 2004, the Company has adopted the provisions of Israel Accounting Standard No. 12 – “Discontinuance of Adjusting Financial Statements for Inflation” – of the Israel Accounting Standards Board (the “IASB”) and, pursuant thereto, the company has discontinued, from the aforesaid date, the adjustment of its financial statements for the effects of inflation in Israel.

The amounts adjusted for the effects of inflation in Israel (see 2 below), presented in the financial statements as of December 31, 2003 (“the transition date”), were used as the opening balances for the nominal financial reporting in the following periods. Additions made after the transition date have been included in the financial statements at their nominal values.

Accordingly, the amounts reported in 2004 are composed as follows: amounts originating from the period that preceded the transition date are composed of their adjusted to December 2003 shekel amount, with the addition of amounts in nominal values that were added after the transition date, and net of amounts that were deducted after the transition date (the retirement of such sums is effected at their adjusted values as of transition date, their nominal values, or a combination of the two, according to the circumstances). All the amounts originating from the period after the transition date are included in the financial statements at their nominal values.

2)	Comparative figures – amounts adjusted to end of 2003 shekels Through December 31, 2003, the Company prepared its financial statements on the basis of historical cost adjusted for the changes in the general purchasing power of Israeli currency, based upon changes in the consumer price index (“the CPI”), in accordance with pronouncements of the Israeli Institute. The comparative figures included in these financial statements are based on the amounts included for the prior reporting periods, as adjusted for the changes in the general purchasing power of the Israeli currency, based on the consumer price index for December 2003 (the CPI in effect at the transition date).

The components of the income statements were, for the most part, adjusted as follows: the components relating to transactions carried out during the reported period –revenues, expenses, etc. – were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly – depreciation) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.?

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

3)	The amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the reported amounts of such assets, as described in (1) above. In these financial statements, the term “cost” signifies cost in reported amounts.

c.	Principles of consolidation:

1)	The consolidated financial statements include the accounts of Ophir and its subsidiaries. The companies included in consolidation are listed in note 2.

2)	Intercompany balances and transactions have been eliminated.

d.	Marketable securities

These securities (except for investment in shares constituting “permanent investment”, see f(3) below), are stated at market value.

The changes in value of the above securities are carried to income.

e.	Land – business inventory

The land is presented at cost, which – in managements’ estimation – is lower than market value.

According to the agreements for the purchase of land, the Company might pay additional costs of up to 90% of the net sale proceeds, see also note 8a(2).

f.	Investments:

1)	Associated companies:

(a)	The investments in these companies are accounted for by the equity method. The balance of the investment as of December 31, 2004 is presented net of a provision for the impairment in value of an associated company, see j. below and note 3.

(b)	The excess of cost of the investment in associated companies over the Company’s share in their equity in net assets at date of acquisition (“excess of cost of investment”) represents the amount attributed to land and buildings. The amount attributed to buildings is amortized in equal annual installments of 4% per year.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

2)	Other companies

The investments in the shares of these companies, including investments in quoted shares, which the Company intends to hold for a long period (“permanent investment”), are stated at cost, net of impairment for decrease in value, which is not of a temporary nature.

g.	Fixed assets :

1)	These assets are stated at cost.

2)	Cost of fixed assets includes the Company’s share in a joint venture engaged solely in construction of a building and rental thereof.

3)	Financial expenses in respect of loans and credit applied to finance the construction or acquisition of buildings – incurred until construction was completed – were charged to cost of the buildings.

4)	The assets are depreciated by the straight-line method, on basis of their estimated useful life. Annual rates of depreciation are 2% or 4%.

h.	Deferred income taxes:

1)	Deferred taxes are computed in respect of differences between the amounts presented in these statements and those taken into account for tax purposes. As to the factors in respect of which deferred taxes have been included - see note 10b.

Deferred tax balances are computed at the tax rate expected to be in effect at time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

2)	Taxes which would apply in the event of disposal of investments in subsidiaries and associated companies have not been taken into account in computing the deferred taxes, since as of the date of approval of these financial statements it is the Company’s policy to hold these investments, not to realize them.

i.	Revenue recognition

Income from leasing of buildings is recognized on the accrual basis, in accordance with the terms of the agreements with tenants.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Impairment of assets:

In February 2003, Accounting Standard No. 15 of the IASB – “Impairment of Assets” – which is based on International Accounting Standard No. 36, became effective. This standard requires a periodic review, at each balance sheet date, to evaluate the need for a provision for the impairment of the Company’s non-monetary assets – fixed assets and investments in associated companies.

Accordingly, the Company assesses – at each balance sheet date – whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of one or more of the above assets. When such indicators of impairment are present, the Company evaluates whether the carrying value of the investment in the asset is recoverable from the cash flows anticipated from that asset, and, if necessary, records an impairment provision up to the amount needed to adjust the carrying amount to the recoverable amount.

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
In 2004 the company recorded an impairment charge on its investment in Lysh of NIS 950 thousand.

k.	Cash equivalents

The Group considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

l.	Format of income statements

In view of the nature of the Company’s activities – holding of companies which operate in different fields – the Company is of the opinion that concentrated presentation of all revenue and gain items as a group, and of all expense and loss items in a separate group is more suitable to reflect its activities.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

m.	Linkage basis

Balances the linkage arrangements in respect of which stipulate linkage to the last index published prior to date of payment are stated on the basis of the last index published prior to the latest balance sheet date (the index for November).

n.	Use of estimates in the preparation of financial statements

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

o.	Dividend declared subsequent to balance sheet date

Liabilities relating to dividends declared subsequent to balance sheet date are included in the accounts for the period in which the declaration was made. The amount declared is appropriated, however, from retained earnings, and reported as a separate item in the shareholders’ equity – “Dividend declared subsequent to balance sheet date”.

p.	Recently issued accounting pronouncements in Israel:

In July 2004, the IASB issued Israel Accounting Standard No. 19 – “Taxes on Income”, which is based on International Accounting Standard No. 12, that prescribes the accounting treatment (recognition criteria, measurement, presentation and disclosure) required for taxes on income. This accounting standard is to be applied to financial statements covering periods commencing on, or after, January 1, 2005.

For the most part, the provisions of this standard are the same as the accounting principles that are customarily applied at present (see h. above). The adoption of the standard is not expected to have a material effect on the Company’s financial statements in the forthcoming periods.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2	–	Following is a list of the subsidiaries consolidated in Ophir’s financial statements:

Wholly-owned:
Ophir Financing Ltd. - inactive;
Maoz Financial Investments Ltd. ("Maoz") - inactive;
Merkazim Investments Ltd. ("Merkazim") a wholly-owned subsidiary of Maoz.
80%-owned - New Horizons (1993) Ltd. ("New Horizons").

NOTE 3	–	INVESTMENTS IN ASSOCIATED COMPANIES:

a.	The investments are composed as follows:

	December 31
	2004	2003
	NIS in thousands

Equity in net assets:
Cost of shares	14,449	14,449
Share in accumulated undistributed profit (1)	83,984	85,134
Share in capital surplus derived by Mivnat
Holdings Ltd. from sale of its investment
in Industrial Buildings Ltd. to its
shareholders (see c(1) below and 4(a)) (1)	66,065	66,065

	164,498	165,648
Long-term loans (2)	28,731	26,861
L e s s - provision for impairment of investment,
see c(2), (3) below	(5,954)	(5,004)

	187,275	187,505

(1)	Including accumulated erosion of capital notes and gains on dilution of holding in associated companies resulting from issuance of shares to a third party.

(2)	The loans are linked to the Israeli CPI, bear interest at annual rates of 4%-5% and have no fixed maturity date.

b.	The changes in the investments in 2004 are as follows:

NIS in thousands

Balance at beginning of year	187,505
Changes during the year:
Share in losses of associated companies - net	(1,150)
Impairment of investment in associated
company	(950)
Loans to an associated company	499
Accrued linkage differentials and interest in respect
of long-term loans	1,371

Balance at end of year	187,275

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3	–	INVESTMENTS IN ASSOCIATED COMPANIES (continued):

c.	Following are details relating to the associated companies:

1)	Mivnat Holdings Ltd. (“Mivnat”)

Mivnat was established in March 1993 by Ophir, the subsidiary Merkazim and others, some of whom were interested parties, in order to acquire the Israeli Government’s shares in Industrial Buildings Ltd. (“Industrial Buildings”). During March 1993, Mivnat acquired these shares in consideration of NIS 1,053 million. Ophir holds 18.75% interest in Mivnat directly, and 25% interest jointly with Merkazim.

As described in note 4(a), on December 31, 1998, Mivnat sold its holdings in Industrial Buildings to its shareholders (including Ophir). Upon the consummation of the transaction, Mivnat ceased to have any rights in the shares of Industrial Buildings.

2)	Shmey-Bar Real Estate 1993 Ltd., Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar (I.A.) 1993 Ltd. (“Shmey-Bar companies”).

The Company, along with a group of companies, established the Shmey-Bar companies in 1993. These companies were established for the purpose of dealing in development of fruit-bearing properties. They purchased rights to real estate and options to purchase real estate in Tel-Aviv, Haifa, Beer-Sheva, Kiryat Shemona, Eilat, Jerusalem, Holon, Tel-Hanan and Ramla, all from Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd. The Company’s holdings in Shmey-Bar companies total 22.3%.

On December 31, 2002, the Company wrote down its investment in the Shmey-Bar companies by NIS 5,004,000.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3	–	INVESTMENTS IN ASSOCIATED COMPANIES (continued):

3)	Lysh The Coastal High-way Ltd. (“L1”)

In June 1999, the Company entered into an investment agreement with Lysh Commercial and Road Services Ltd. (“L2”), a company controlled by Polar Investments Ltd. – an interested party in the Company, and with L1, a wholly-owned subsidiary of L2.

L1 has a 50% holding in Beit Herut-Lysh Development Company Ltd. (“BHL”), which has invested in a project for the leasing of commercial premises near Moshav Beit Herut (the “project”).

BHL developed 16,850 square meters of land owned by the Israel Lands Administration (the “Administration”), in accordance with resolution 717 of the Administration. A commercial project occupying approximately 10,000 square meters was constructed on that land initially, and there is an option to construct an additional 4,000 square meters at a later stage. The Company’s share in L1 is approximately 25% (its share in the project being approximately 12.5%). The project commenced in March 2000. As of December 31, 2004 and 2003, the Company invested in L1 approximately NIS 5.5 million.

The Company has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2004, the Company’s share in the loans made to BHL amounts to approximately NIS 16 million.

The auditors of L1, while not qualifying their opinion on L1‘s financial statements for 2004, drew attention to the financial position of BHL, whose financial statements presented a loss of approximately NIS 3.7 million (net of financial expenses in the amount of NIS 5.4 million) and negative working capital amounting to approximately NIS 2.0 million at December 31, 2004.

In 2004, BHL received shareholders’ loans in the amount of approximately NIS 1.8 million from L1. In addition, during the reported period, BHL reached an arrangement with a bank, which has not yet been put in writing, which postpones the repayment of the principal of the loans until January 2005 and schedules the repayment of the balance of the loan over a period of 17 years.

BHL’s management believes that the execution of the aforementioned arrangements will guarantee the continuance of BHL’s regular operations.

In 2004, the Company wrote down its investment in BHL Company by NIS 950,000.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4	–	INVESTMENTS IN OTHER COMPANIES:

	Consolidated
	December 31
	2004	2003
	NIS in thousands

Industrial Buildings (a)	67,402	172,540
Memadim Investments Ltd. ("Memadim") (b)	4,065	3,284
Mahalachim Investment in Technology Ltd. ("Mahalachim") (c)	1,351	1,464
Others	36	36

	72,854	177,324

a.	Industrial Buildings is engaged in initiation and execution of construction projects – buildings for industry, designated for rental and sale – and in the management of land development and infrastructure preparation for residence and industry.

1.	On December 31, 1998, Mivnat sold to its shareholders (including the Company) its entire holding in the issued and paid share capital of Industrial Buildings (see note 3c(1)). Within the framework of this transaction, the Company acquired from Mivnat 13% of the issued and paid share capital of Industrial Buildings – 37,227,210 ordinary shares of NIS 1 par value and 2,978,177 warrants (Series 3) in consideration of NIS 279,830,000. The shares acquired as above have been pledged in favor of a bank to secure loans received from it.

In 2001, the Company sold 576,633 shares of Industrial Buildings in consideration of NIS 3.7 million. The pre-tax gain that the Company derived from this sale is approximately NIS 411,000.

In 2002, the Company sold 1,027,653 shares of Industrial Buildings in consideration of approximately NIS 6.6 million, at a pre-tax gain of approximately NIS 625,000.

On December 31, 2002, based, inter alia, on a valuation that it had received, the Company wrote down its investment in Industrial Buildings by NIS 20,605,000.

In 2004, the Company sold 4,400,036 shares of Industrial Buildings in consideration of approximately NIS 21.2 million, at a pre-tax gain of approximately NIS 0.3 million.

In 2004, the Company received a dividend in the amount of NIS 10.3 from Industrial Buildings.

2.	The shares of Industrial Buildings are traded on the Tel-Aviv Stock Exchange. The market value of the holdings of the Company in the total shares of Industrial Buildings, presented both in other “investments” and in “marketable securities”, at December 31, 2004 and 2003 is approximately NIS 155.7 million and NIS 153.6 million, respectively.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4	–	INVESTMENTS IN OTHER COMPANIES (continued):

On December 31, 2004, the Company’s board of directors decided to realize an additional package of shares, comprising approximately 17.7 million shares. In light of the above, the shares that were to be realized were classified as marketable securities, and were revalued in accordance with the share’s price at balance sheet date (NIS 4.883 per share). The gain from the shares’ revaluation, as recorded by the Company, amounted to approximately NIS 2 million. Pursuant to the aforementioned decision, in January 2005, 15 million shares were sold in an off-the-floor transaction for NIS 75 million, at a pre-tax gain of NIS 3.6 million.

The proceeds from the sale of said shares will be used in 2005 for the repayment of the bank loan, in respect of which the shares had been pledged, in the amount of approximately NIS 67.1 million.

On February 9, 2005, the Company’s board of directors decided to distribute the remaining shares of Industrial Buildings, in the amount of NIS 80,930,000, to shareholders, as a quasi-dividend. Additionally, the board decided to distribute the balance of cash, in the amount of NIS 9,900,000, to shareholders.

b.	Memadim was established in 1995 by the Company, along with a group of companies, one of which is Industrial Buildings, for the purpose of real estate development. The Company directly holds 10% of the ownership and control of Memadim, and Industrial Buildings holds 40% of the ownership and control of Memadim.

c.	Mahalachim is a venture capital fund; the Company holds approximately 3.5% of shares therein. In 2004, the Company received a dividend in the amount of NIS 3,255,000 from Mahalachim. The share of the dividend that was carried to income amounted to NIS 1,320,000. The balance of the amount was used to reduce the amount of the investment.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5	–	FIXED ASSETS:

a.	Changes in assets (buildings for rent, including land) during 2004 are as follows:

	Cost	Accumulated depreciation	Depreciated balance
	N I S i n t h o u s a n d s

2004	66,247	8,822	57,425

2003	66,247	7,363	58,884

b.	The companies’ rights in real estate are as follows:

(1)	The Company has rights in an industrial commercial building on leased land for a period of 44 years, which will expire on October 31, 2037, jointly with other companies. The building is located on an area of 30,500 square meters, of which 17,700 square meters consist of commercial areas. The building is leased as part of a joint venture, Ophir’s share in which is 70%.

On April 14, 2003, the partners entered into a lease agreement with the Administration. The lease expires on October 31, 2037. The annual lease fees payable by the partnership amount to NIS 30,000.

In order to secure the completion of the registration of an unaffiliated party, who had purchased an area of approximately 900 square meters of the area of the building in 1999, with the Land Registry, the Company has provided a guarantee of NIS 3.8 million in favor of the buyer.

(2)	The buildings owned by Merkazim have been sold in 2002 and 2003, as follows:

–	In December 2002, Merkazim has entered into agreements for the sale of four buildings for a consideration of NIS 27,282,000. The sale of the buildings was completed in 2003.

–	In June 2003, Merkazim entered into another agreement for the sale of a real estate asset in return for NIS 2,639,000.

–	In July 2003, Merkazim entered into an additional agreement for the sale of a real estate asset in return for NIS 13,860,000.

During the year ended December 31, 2003, a loss of NIS 30,000 was included in the accounts in respect of the sale of the aforementioned real estate assets.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6	–	LONG-TERM BANK LOANS:

a.	The loans are linked to the Israeli CPI and bear interest at the annual rate of 4%.

b.	The loans are scheduled to mature in the following years after the balance sheet dates:

	December 31
	2004	2003
	NIS in thousands

First year - current maturities	8,382	8,307

Second year	8,382	8,307
Third year	8,382	8,307
Fourth year	8,382	8,307
Fifth year	8,382	8,307
Sixth year and thereafter (through 2012)	25,147	33,228

	58,675	66,456

	67,057	74,763

c.	As to pledges to secure the loans and limitations relating to them, see note 8c.

d.	As to events that occurred after balance sheet date, see note 4a(2).

NOTE 7	–	CAPITAL NOTES:

a.	On December 31, 1998, Ophir and a subsidiary, Merkazim, issued capital notes to Mivnat with a par value of NIS 113,770,000 and NIS 37,831,000, respectively. The capital notes are unlinked and interest-free.

Capital notes with an aggregate par value of NIS 151,351,000 are repayable at par, upon demand of Mivnat, on January 1, 2005 and only on that date. After balance sheet date, the shareholders of Mivnat decided to extend the repayment date until January 1, 2006. The balance of the capital notes, NIS 250,000 par value, is repayable annually under the terms stipulated in the agreement.

b.	On December 31, 1998 and on June 30, 2004, Ophir issued capital notes to its subsidiary with a par value of NIS 37,769,000 and NIS 25,409,000, respectively. The capital notes are unlinked and interest-free, and are repayable at par, upon demand, on January 1, 2005 and only on that date. After balance sheet date, the shareholders of Merkazim decided to extend the repayment date until January 1, 2006.

c.	In 2002, the subsidiary New Horizons issued capital notes with a par value of NIS 119,000 and NIS 1,069,000 to Ophir and the minority shareholder in the subsidiary, respectively. Ophir and the minority shareholder in the subsidiary are entitled to receive from New Horizons the principal of the note, without interest or linkage, this after a period of not less than one year.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8	–	COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS INRESPECT OF LIABILITIES:

a.	Commitments:

1)	The Company has undertaken to invest in Memadim (see note 4b) approximately 10% of the cost of land and construction of a rental project which is constructed by Memadim on the Carmel shore. The investment was made partly through investment in Memadim (mainly shareholders’ loans), and partly by way of a guarantee provided. The Company’s share in future construction costs is estimated at approximately U.S.$ 17 million. As of December 31, 2004, the balance of the loans to Memadim amounts to approximately NIS 89 million.

2)	In December 1996, the subsidiary New Horizons acquired real estate (designated for sale) from a then interested party, which holds 20% of New Horizons’ shares. The selling company will be entitled to 90% of the profits from the subsequent sale of the real estate, with the balance accruing to New Horizons. The registration of the real estate in New Horizons’ name in the Land Registry has not yet been completed.

3)	As to the Company’s commitment to grant guarantees to BHL, see note 3c(3).

4)	Ophir and a subsidiary receive various services from the shareholders in Ophir, including management services, head office services, bookkeeping and legal services. As to the expenses recorded in respect of such services, see note 11.

b.	Contingent liabilities:

1)	The tax authorities have issued betterment tax assessments for the subsidiary Merkazim, claiming that the actual betterment derived was higher than that reported by the subsidiary and demanding the payment of additional tax in the amount of approximately NIS 2.5 million. In the opinion of the Company’s management, appropriate provisions were included in the financial statements.

2)	As to a guarantee in favor of buyers of premises in a building, see note 5b(1).

c.	Pledges and restrictions in respect of liabilities

To secure repayment of long-term bank loans in the total amount of NIS 67 million –consolidated and the Company – at December 31, 2004, Ophir and Merkazim have undertaken towards the bank that the Company’s shareholders’ equity will not fall below NIS 76 million, the total consolidated liabilities will not be more than 3.25 times the shareholders’ equity, and the average annual net income for the recent three years will not, at any time, fall below NIS 7.6 million. As of balance sheet date, the Company has not met its obligation to maintain the aforementioned level of annual net income. On December 22, 2004, the Company received the bank’s approval that the original repayment schedule is not to be changed, despite the Company’s failure to meet its obligation, as above. This approval is limited to the period ending on January 1, 2006.

Subsequent to the date of the financial statements, the Company sold the Industrial buildings shares in an amount equal to the outstanding balance of the loan. The sale proceeds were deposited in a bank deposit and are intended for the use of repayment of the outstanding balance of the bank loan. Following the repayment of the loan the above restrictions will be canceled.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8	–	COMMITMENTS, CONTINGENT LIABILITIES, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES (continued):

The shares of Industrial Buildings have been pledged as security for these loans, see note 4(a).

NOTE 9	–	SHARE CAPITAL

a.	Composed at December 31, 2004 and 2003 as follows:

	Number of shares		Amount in NIS
	Authorized	Issued and paid	Authorized	Issued and paid

Ordinary shares of NIS 0.001
par value	160,000	100,000	162	101

Deferred shares of NIS 0.0001
par value*	3	3	0.0003	0.0003

*	The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

b.	In December 2004, the Company announced and distributed a dividend to its shareholders in the amount of NIS 30 million.

c.	As to an event that occurred after balance sheet date, see note 4a.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10	–	TAXES ON INCOME:

a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments ( Law, 1985

Under this law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. Ophir and its Israeli subsidiaries are taxed under this law.

b.	Deferred income taxes:

1)	The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

Depreciable fixed assets
NIS in thousands

Balance at January 1, 2003	295
Changes in 2003 -
amounts carried to income	(2,971)

Balance at December 31, 2003	(2,676)
Changes in 2004 -
amounts carried to income	(126)

Balance at December 31, 2004	(2,550)

2)	The deferred taxes as of December 31, 2004 are computed at the tax rate of 30%.

c.	Tax rates

The Company’s income in Israel is subject to the regular corporate tax rate; until December 31, 2003, a corporate tax rate of 36% was applied. In July 2004, an Amendment to the Income Tax Ordinance was published, which determined, inter alia, that the rate of corporate tax will be gradually reduced from 36% to 30%, in the following manner: the rate for 2004 will be 35%, in 2005 – 34%, in 2006 – 32%, and in 2007 and thereafter – 30%.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10	–	TAXES ON INCOME (continued):

d.	Taxes on income included in the income statements:

1)	As follows:

	2004	2003	2002
	NIS in thousands

For the reported year:
Current		1,760	3,238
Deferred, see also b. above	(126)	2,971	(2,312)

	(126)	4,731	926

For previous years:
Current	2,500		(13,326)
Deferred, see also b. above			(1,361)

	2,500		(14,687)

	2,374	4,731	(13,761)

Current taxes are computed at the tax rate of 35% for 2004 (36% – 2003 and 2002).

OPHIR HOLDINGS LTD.NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10	–	TAXES ON INCOME (continued):

2)	Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

	2004	2003	2002
	NIS in thousands

Income (loss) before taxes on income as reported in the income statements	16,669	7,027	(21,895)
A d d (less) - share in losses (profits) of associated companies - net	1,150	2,071	(1,662)

B a l a n c e - income (loss)	17,819	9,098	(23,557)

Theoretical tax expense (tax saving)	6,237	3,275	(8,481)
Increase (decrease) in taxes resulting from permanent
differences - the tax effect:
Disallowable deductions (exempt income)	337	(156)	9,219
Differences for which deferred taxes were not created in previous
years, net	(870)	4,101	(1,361)
Taxes on income subject to different rates -
dividends received from other companies	(4,418)	(2,843)	(33)
Taxes in respect of previous years	2,500		(13,326)
Sundry - net	(1,412)	354	221

Taxes on income for the reported year	2,374	4,731	(13,761)

e.	Tax assessments

Ophir has received final assessments through tax year 2000.

Subsidiaries:
Merkazim – assessments that are considered as final through tax year 2000 (see also note 8(b)(1).
New Horizons – assessments that are considered as final through tax year 2000. Ophir Financing Ltd. – final assessments have been received through tax year 2000.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10	–	TAXES ON INCOME (continued):

NOTE 11	–	TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES:

a.	Transactions with interested parties and related parties:

	2004	2003	2002
	NIS in thousands

Income (expenses):
Financial income in respect of short-term loans to
shareholders
Financial income in respect of loans to
associated companies	1,371	637	2,539

Management fees from other company	433	438	471

Included in general and administrative expenses		(3,507)	(3,151)

Participation in expenses of shareholders and a
corporate interested party		(250)	(3,328)

Financial income (expenses) in respect of short-term
loans with a corporate interested party			551

As to other transactions with, and commitments to, interested parties, see note 8.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11	–	TRANSACTIONS AND BALANCES WITH INTERESTED PARTIES AND RELATED PARTIES (continued):

b.	Balances with interested parties and related parties:

1)	Receivables (payables):

	December 31
	2004	2003
	NIS in thousands

a) Loan to a corporate interested party (1)	8,114	8,703

b) Long-term receivables - loans to associated
companies (2)	28,731	26,857

c) A corporate interested party -
current account		(589)

d) Shareholders - current accounts	151	(3,308)

(1)	The loan is linked to the Israeli CPI and bears no interest.

The corporate interested party is to repay this debt out of its future positive cash flow.

(2)	The loans are linked to the Israeli CPI and bear annual interest at the rate of 4%-5%.

As to current balances with associated and other companies, see note 13b.

2)	Long-term liability in respect of acquisition of land – business inventory – is linked to the Israeli CPI and bears no interest.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12	–	LINKAGE OF MONETARY BALANCES:

a.	As follows:

	December 31, 2004
	Linked to the Israeli CPI	Unlinked	Total
	NIS in thousands

Assets:
Current assets:
Cash and cash equivalents		2,894	2,894
Short-term investments		86,935	86,935
Accounts receivable	4,121	883	5,004
Loan to a related interested party	8,114		8,114
Loans to associated companies	28,731		28,731

	40,966	90,712	131,678

Liabilities:
Current liabilities:
Accounts payable and accruals		4,121	4,121
Long-term liabilities:
Bank loans (including current
maturities)	67,057		67,057
Capital notes to associated company		151,601	151,601
Capital note to an interested party		1,069	1,069

	67,057	156,791	223,848

b.	Data regarding the exchange rate and the Israeli CPI:

	Exchange rate of one dollar	Israeli CPI*

At end of year:
2004	NIS 4.308	180.7 points
2003	NIS 4.379	178.6 points
2002	NIS 4.737	182.0 points
2001	NIS 4.416	170.9 points

Increase (decrease) during the year:
2004	(1.6)%	1.2%
2003	(7.5)%	(1.9)%
2002	7.3%	6.5%

*	Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13	–	SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31
	2004	2003
	NIS in thousands

a. Accounts receivable:
Deposits in respect of sale
of fixed assets	3,500	10,812
Associated companies
and others	626	486
Shareholders - current accounts	151
Other	727	649

	5,004	11,947

b. Bank credit:
Short-term credit and loans	1	31
Current maturities of long- term
loans, see note 6	8,382	8,307

	8,383	8,338

c. Accounts payable and accruals:
Trade	370	290
Institutions	2,545	2,522
Accrued expenses	202	192
Interested party - current
account		589
Shareholders - current accounts		3,308
Other	1,004	1,133

	4,121	8,034

d.	Concentrations of credit risks

The Group’s cash and cash equivalents and short-term investments at December 31, 2004 and 2003 are deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

e.	Fair value of financial instruments

The fair value of financial instruments included in the working capital of the Group is usually identical or close to their carrying value. The fair value of long-term loans to associated and other companies and long-term bank loans also approximates their carrying value, since they bear interest at rates close to prevailing market rates. As to the fair value of the investment in Industrial Buildings – traded on the Tel-Aviv Stock Exchange – see note 4(a). The determination of the fair value of the capital notes to an associated company and a subsidiary and long-term liabilities in respect of acquisition of land – business inventory is not practical.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13	–	SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

	2004	2003	2002
	NIS in thousands

f. Financial expenses (income) - net:

Financial expenses:
In respect of long-term loans	3,692	3,324	3,857
In respect of short-term bank credit		232	684
In respect of a short-term loan from a company
which is an interested party			735
Other	84	138

	3,776	3,694	5,276

Financial income:
In respect of bank deposits	1,354	411	263
In respect of short-term loans to associated
companies	1,371	637	2,539
In respect of a loan to a company
which is an interested party			551
Assigned interest and linkage differences		262
Other	351	852	343

	3,076	2,162	3,696

	700	1,532	1,580

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14	–	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A.:

a.	General:

1)	The Company prepares its financial statements in accordance with Israeli GAAP. As applicable to these financial statements, Israeli GAAP and U.S. of America GAAP vary in certain significant respects, as described below:

2)	Effect of inflation

In accordance with Israeli GAAP, through December 31, 2003, the Company comprehensively included the effect of the changes in the general purchasing power of Israeli currency in these financial statements, as described in note 1b. In view of the past inflation in Israel, this is considered a more meaningful presentation than financial reporting based on historical cost.

Under US GAAP Israel is not considered to be a highly inflationary country, thus the measurement currency should be in nominal NIS.
The adjustments to reflect the changes in the general purchasing power of Israeli currency have been reversed in the reconciliation of Israeli GAAP to U.S. GAAP.

3)	Investment in marketable securities

In accordance with Israeli GAAP, since the Company’s intent is to hold some of this investment for a long period, it is partly stated at cost, net of impairment for decrease in value, which is not of a temporary nature (see also note 4).

Under U.S. GAAP, this investment is classified as an investment in available for sale and is reported at fair value with unrealized gains and losses, recorded as a separate component of comprehensive income in shareholders’ equity until realized.

OPHIR HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14	–	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A. (continued):

b.	The effect of the material GAAP differences, as described in a. above, on the consolidated financial statements is as follows:

1)	Operating results:

	2004	2003	2002
	NIS in thousands

Net income (losses) as reported in these
financial statements according
to Israeli GAAP)	14,296	2,311	(8,201)
Effect of the treatment of the following
items under U.S. GAAP:
Reversal of the adjustment due to
effect of inflation	7,631	39,051	17,475
Reversal of the adjustment due to
Marketable securities- aviliable
for sale	(2,256)
Other	107	(405)	(210)

Net income under U.S. GAAP	19,778	40,957	9,064

2)	Shareholders' equity:

	December 31,
	2004	2003
	NIS in thousands

Shareholders' equity, as reported
in these financial statements,
according to Israeli GAAP	195,282	210,986
Effect of the treatment of the
above differences under
U.S. GAAP:
Reversal of the adjustment due
effect of inflation, net	(77,747)	(85,378)
Reversal of the adjustment due
Marketable securities- aviliable
for sale	(3,061)
Other comprehensive income
-Marketable securities	61,182	43,584
Other	(545)	(347)

Shareholders' equity under
U.S. GAAP	175,111	168,845

OPHIR HOLDINGS LTD.NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14	–	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A. (continued):

3)	The effect of the foregoing GAAP difference on reporting comprehensive income, is as follows:

	2004	2003	2002
	NIS in thousands

Net income as recorded to
U.S. GAAP, see above	19,778	40,957	9,064
Other comprehensive
income - gains not reported in
the income statement
Unrealized gains on
marketable securities	20,659	78,278	(121,578)

Comprehensive income (losses)	40,437	119,235	(112,514)

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS

OF AM-HAL LTD.

We have audited the accompanying balance sheets of Am-Hal Ltd. (“the Company”) and the consolidated balance sheets of the Company and a consolidated partnership as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and on a consolidated basis - as of December 31, 2003 and 2002, and the results of operations, changes in shareholders’ deficiency and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in Israel which, with respect to these financial statements, differ in certain respects from the accounting principles generally accepted in the United States of America. See Note 25 to the financial statements that describe the material differences.

As explained in Note 2B, these financial statements are presented in values adjusted for the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

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

Brightman Almagor & Co.

Certified Public Accountants

Tel Aviv, February 15, 2004

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS OF

BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2004 and 2003, and the consolidated balance sheets as of those dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and on a consolidated basis – as of December 31, 2004 and 2003, and the results of operations, changes in shareholders’ deficiency and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. With respect to these financial statements, the difference in the application of the latter is described in Note 19.

As described in Note 2A, the financial statements as of the dates and reporting periods subsequent to December 31, 2003 are presented in reported amounts, in accordance with the accounting standards of the Israeli Accounting Standards Board. The financial statements as of the dates and reporting periods ended as of the above dates are presented in values adjusted until then based on the changes in the general purchasing power of the Israeli currency in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

The condensed consolidated financial information in U.S. dollars presented in Note 18 to the financial statements, prepared at the request of an investor, represents a translation of the Company’s financial statements in nominal values, as stated in Note 18A. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note 18A.

As described in Note 1C to the financial statements regarding the Company’s business condition, the Company has ongoing losses, a working-capital deficit, shareholders’ deficiency and negative cash flows from operating activities. As stated in that note, the continuance of the Company’s operations and its ability to satisfy its short-term liabilities is contingent upon the attainment of financing from the shareholders and/or bank financing arrangements. The Company’s management is currently negotiating with a bank for rescheduling its short-term credit as a long-term loan.

Brightman Almagor & Co.

Certified Public Accountants

Member firm of Deloitte Touche Tohmatsu

Haifa, Israel, February 8, 2005.

To the Shareholders of

CARMEL CONTAINER SYSTEMS LTD.

We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. ("the Company") and its subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of a subsidiary whose assets constitute approximately 10% and 9% of total consolidated assets as of December 31, 2003 and 2004 respectively, and whose revenues constitute approximately 9%, 10% and 8% of total consolidated revenues for the years ended December 31, 2002, 2003 and 2004 respectively. The financial statements of this subsidiary were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for this subsidiary is based on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and standards generally accepted in the Israel, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from those generally accepted in the United States (see Note 21 to the consolidated financial statements).

        As described in Note 2b, the financial statements as of the dates and for the reported periods subsequent to December 31, 2003, are presented in reported amounts, in conformity with Accounting Standards of the Israel Accounting Standards Board. The financial statements as of the dates and for the reported periods until the aforementioned date are presented in values that were adjusted until that date according to the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Haifa, Israel,	KOST FORER GABBAY & KASIERER
February 24, 2005	A Member of Ernst & Young Global

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS

OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of “Coral World International Ltd.” (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management of the Company, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. as of December 31, 2004 and 2003, and the results of its operations, changes in its shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Fahn Kanne & Co.

Certified Public Accountants (Isr.)

Tel-Aviv, Israel, February 28, 2005

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

Luboshitz Kasierer Certified Public Accountants (Isr.)

March 5, 2003

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: 972-3-6232525 Fax: 972-3-5622555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

EPSILON INVESTMENT HOUSE LTD.

We have audited the balance sheets of Epsilon Investment House Ltd. ("the Company") as of December 31, 2004 and 2003, and the consolidated balance sheets as of such date and the related statements of income, changes in shareholders' equity and cash flows - Company and consolidated - for the years then ended expressed in New Israeli Shekels (not presented herein). These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of an investee company have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for the investee, it is based solely on their report. In the consolidated financial statements, the Company's investment in the investee is stated at NIS 331 thousand and NIS 26 thousand, respectively, at December 31, 2004 and 2003, and the Company's equity in the net income of the investee is stated at NIS 305 thousand and NIS 25 thousand for the years then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Auditors’ Regulations (Auditor's Mode of Performance)-1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and consolidated - as of December 31, 2004 and 2003, and the results of operations, changes in shareholders' equity and cash flows - of the Company and consolidated - for the years then ended, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those generally accepted in the United States (see Note 20 to the financial statements).

As described in Note 2a, the financial statements as of the dates and for the reported periods subsequent to December 31, 2003, are presented in reported amounts, in conformity with Accounting Standards of the Israeli Accounting Standards Board. The financial statements as of the dates and for the reported periods until the aforementioned date are presented in values that were adjusted until that date according to the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
February 24 , 2005	A Member of Ernst & Young Global

To the Shareholders of Hod Hasharon Sport Center Limited :

We have audited the balance sheets of Hod Hasharon Sport Center Limited as at December 31, 2004 and 2003, the related statements of income and shareholders' equity for each of the three years in the period ended December 31, 2004, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

Condensed statements in historical values appear in Note 6 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2b.

In our opinion, based on our audit and the reports of other auditors, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 2004 and 2003, the results of its operations, the changes in shareholders' equity for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 6) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations, the changes in shareholder’ equity for each of the three years in the period ended December 31, 2004, on the basis of the historical cost convention.

As explained in note 2b, the financial statements, as of dates and for reporting periods subsequent to December 31, 2003, are presented in New Israeli Shekels, in conformity with accounting standards issued by the Israel Accounting Standards Board. The financial statements as of dates and for reporting periods ended prior to, or on the above date, are presented in values that have been adjusted for the changes in the general purchasing power of the Israeli currency, through that date, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in Note 6 to the financial statements.

Somekh Chaikin

Certified Public Accountants (Isr)

February 24, 2005

Report of Independent Public Accountants

To The Shareholders of Hod Hasharon Sport Center Ltd.

We have audited the balance sheet of Hod Hasharon Sport Center Ltd. as of December 31, 2002 and the related statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the above-mentioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations, changes in shareholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in Israel, which differ in certain respects from, accounting principles generally accepted in the United States (see Notes 2D and 7).

Luboshitz Kasierer Certified Public Accountants (Isr.)

February 27, 2003

To the Shareholders of Hod Hasharon Sport Center (1992) Limited Partnership :

We have audited the balance sheets of Hod Hasharon Sport Center (1992) Limited Partnership as at December 31, 2004 and 2003, the related statements of income and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004, expressed in New Israeli Shekels. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

Condensed statements in historical values appear in Note 16 to the financial statements. These amounts have been translated into U.S. dollars using the method described in Note 2h.

In our opinion, based on our audit and the reports of other auditors, the above-mentioned financial statements present fairly the financial position of the Company as at December 31, 2004 and 2003, the results of its operations, the changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Israel, consistently applied. Also, in our opinion, the financial statements based on nominal data (Note 16) present fairly, in conformity with generally accepted accounting principles, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations, the changes in shareholder’ equity, and its cash flows for each of the three years in the period ended December 31, 2004, on the basis of the historical cost convention.

As explained in note 2b, the financial statements, as of dates and for reporting periods subsequent to December 31, 2003, are presented in New Israeli Shekels, in conformity with accounting standards issued by the Israel Accounting Standards Board. The financial statements as of dates and for reporting periods ended prior to, or on the above date, are presented in values that have been adjusted for the changes in the general purchasing power of the Israeli currency, through that date, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of nominal/historical net income and shareholders' equity to the extent summarized in Note 16 to the financial statements.

Somekh Chaikin

Certified Public Accountants (Isr)

February 24, 2005

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

Luboshitz Kasierer Certified Public Accountants (Isr.)

February 27, 2003

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: 972-3-6232525 Fax: 972-3-5622555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

RENAISSANCE INVESTMENT COMPANY LTD.

We have audited the balance sheets of Renaissance Investment Company Ltd. ("the Company") as of December 31, 2004 and 2003, and the consolidated balance sheet as of December 31, 2004, and the related statements of income, changes in shareholders' equity and cash flows of the Company for the years ended December 31, 2004 and 2003 and the consolidated statements of income and cash flows for the year ended December 31, 2004, expressed in New Israeli Shekels (not presented herein). These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of an investee company have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to the amounts included for the investee, it is based solely on their report. In the financial statements, the Company's investment in the investee is stated at NIS 3,571 thousand and NIS 1,070 thousand, respectively, at December 31, 2004 and 2003, and the Company's equity in the net income of the investee is stated at NIS 501 thousand and NIS 70 thousand for the years then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Auditors’ Regulations (Auditor's Mode of Performance)-1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the consolidated financial position as of December 31, 2004 and the results of operations, changes in shareholders' equity and cash flows of the Company for the years ended December 31, 2004 and 2003 and the consolidated results of operations and cash flows for the year ended December 31, 2004, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those generally accepted in the United States (see Note 15 to the financial statements).

As described in Note 2a, the financial statements as of the dates and for the reported periods subsequent to December 31, 2003, are presented in reported amounts, in conformity with Accounting Standards of the Israeli Accounting Standards Board. The financial statements as of the dates and for the reported periods until the aforementioned date are presented in values that were adjusted until that date according to the changes in the general purchasing power of the Israeli currency, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
February 24 , 2005	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: 972-3-6232525 Fax: 972-3-5622555

Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar Real Estate (1993) Ltd.
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

The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel	KOST FORER & GABBAY
February 16, 2003	A Member of Ernst & Young International

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: 972-3-6232525 Fax: 972-3-5622555

Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar (T.H) 1993 Ltd.
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

The aforementioned financial statements are designated solely for you as shareholders of the Company, are not to be published or delivered to others.

Tel-Aviv, Israel
February 16, 2003

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	Phone: 972-3-6232525 Fax: 972-3-5622555

Messrs. Ampal Ltd.

Re:	Financial statements of Shmay-Bar (I.A) 1993 Ltd.
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

AUDITORS’ REPORT

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

Brightman Almagor & Co.

Certified Public Accountants

Tel Aviv, March 13, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 th day of March, 2005.

AMPAL-AMERICAN ISRAEL CORPORATION BY: /S/ JACK BIGIO —————————————— Jack Bigio, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2004.

Signatures	Title	Date

/S/ YOSEF A. MAIMAN —————————————— Yosef A. Maiman	Chairman of the Board of Directors	March 15, 2005

/S/ JACK BIGIO —————————————— Jack Bigio	President & CEO - Director	March 15, 2005

/S/ LEO MALAMUD —————————————— Leo Malamud	Director	March 15, 2005

/S/ DR. JOSEPH YERUSHALMI —————————————— Dr. Joseph Yerushalmi	Director	March 15, 2005

/S/ YEHUDA KARNI —————————————— Yehuda Karni	Director	March 15, 2005

/S/ EITAN HABER —————————————— Eitan Haber	Director	March 15, 2005

/S/ MENAHEM MORAG —————————————— Menahem Morag	Director	March 15, 2005

/S/ IRIT ELUZ —————————————— Irit Eluz	CFO, Senior Vice President - Finance and Treasurer (Principal Financial Officer)	March 15, 2005

/S/ GIORA BAR - NIR —————————————— Giora Bar-Nir	VP Accounting & Controller (Principal Accounting Officer)	March 15, 2005