Form 10-Q
period 2005-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2005-05-10
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685

(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation of Organization)	Identification Number

111 Arlozorov Street, Tel Aviv, Israel	62098

(Address of Principal Executive Offices)	(Zip code)

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,951,426 (as of May 2, 2005).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2005	2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$6,633	$1,916
Real estate income	2,336	2,174
Realized and unrealized gains on investments	4,027	830
Interest	127	128
Other	2,511	2,421

Total revenues	15,634	7,469

EXPENSES
Interest	1,144	843
Real estate expenses	2,159	2,131
Loss from impairment of investments	-	1,463
Translation loss	564	1,227
Other (mainly general and administrative)	2,188	2,518

Total expenses	6,055	8,182

Gain (loss) before income taxes	9,579	(713)
Provision for income taxes	2,506	473

Gain (loss) after income tax	7,073	(1,186)
Minority interest	(345)	375

Net Gain (loss)	$6,728	$(811)

Basic EPS:
Gain (loss) per Class A share	$0.33	$(0.04)

Shares used in calculation (in thousands)	19,925	19,793

Diluted EPS:
Gain (loss) per Class A share	$0.30	$(0.04)

Shares used in calculation (in thousands)	22,342	19,793

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2005	December 31, 2004
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$21,025	$17,618

Deposits, notes and loans receivable	1,379	3,534

Marketable Securities	53,988	50,433
Other investment	117,660	127,023

Total Investments	171,648	177,456

Real estate property, less accumulated
depreciation of $12,605 and $12,190	63,397	63,191

Other assets	46,043	43,148

Total Assets	$303,492	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	March 31, 2005	December 31, 2004

(Dollars in thousands except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$119,114	$118,760
Debentures	-	2,036
Deposits from tenants	52,334	52,152
Accounts payable, accrued
expense and others	24,078	26,002

Total Liabilities	195,526	198,950

Minority interests	6,303	5,984

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
122,408 and 124,024 shares; outstanding 119,058
and 120,674 shares	612	620

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares; issued
643,419 and 662,219 shares; outstanding 520,883
and 539,683 shares	3,217	3,311

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,779,783 and
25,715,303 shares; outstanding 19,948,119
and 19,883,639 shares	25,780	25,715

Additional paid-in capital	58,248	58,211

Retained earnings	64,252	57,524

Accumulated other comprehensive loss	(19,350)	(14,272)

Treasury Stock, at cost	(31,096)	(31,096)

Total shareholders' equity	101,663	100,013

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$303,492	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2005	2004

(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net gain (loss)	$6,728	$(811)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Equity in earnings of affiliates	(6,633)	(1,916)
Realized and unrealized gain
on investments	(4,027)	(830)
Depreciation expense	521	538
Amortization of deposits from tenants	(494)	(448)
Impairment of investments and loans	-	1,463
Translation loss	564	1,227
Minority interests	345	(375)
Increase in other assets	(2,831)	(2,228)
Increase (decrease) in accounts payable,
accrued expenses and others	3,504	(3,993)
Investments made in trading securities	(12,052)	(15,241)
Proceeds from sale of trading securities	16,996	31,835
Dividends received from affiliates	2,351	76

Net cash provided by operating activities	4,972	9,297

Cash flows from investing activities:
Deposits, notes and loans receivable collected	2,066	4,850
Deposits, notes and loans receivable granted	-	(5,057)
Investments made in affiliates and others	(314)	(5,788)
Proceeds from sale of investments	1,066	1,522
Return of capital by partnership	-	35
Capital improvements	(649)	(214)

Net cash provided by (used in) investing
activities	2,169	(4,652)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2005	2004

(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$-	$6,247
Notes and loans payable repaid	(1,586)	(2,496)
Debentures repaid	(2,023)	(1,753)

Net cash (used in) provided by financing
activities	(3,609)	1,998

Effect of exchange rate changes on cash and
cash equivalents	(125)	(3,546)

Net increase in cash and cash equivalents	3,407	3,097
Cash and cash equivalents at beginning of period	17,618	4,572

Cash and cash equivalents at end of period	$21,025	$7,669

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid to others	$1,162	$2,257

Income taxes paid	$23	$3,700

Supplemental Disclosure of Non-cash
Investing Activities:
Proceeds in tradable securities received from
realization of an investment	3,316	2,267

Dividend in kind from an affiliate	6,541	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	March 31 2005	December 31 2004

(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

4% PREFERRED STOCK
Balance, beginning of year	$620	$660
Conversion of 1,616 and 7,928 shares into
Class A Stock	(8)	(40)

Balance, end of period	$612	$620

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,311	$3,487
Conversion of 18,800 and 35,161 shares into
Class A Stock	(94)	(176)

Balance, end of period	$3,217	$3,311

CLASS A STOCK
Balance beginning of year	$25,715	$25,567
Issuance of shares upon conversion of
Preferred Stock	65	148

Balance, end of period	$25,780	$25,715

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,211	$58,143
Conversion of Preferred Stock	37	68

Balance, end of period	$58,248	$58,211

RETAINED EARNINGS
Balance, beginning of year	$57,524	$76,109
Net gain (loss)	6,728	(18,385)
Dividends:
4% Preferred Stock - $0.2 per share	-	(24)
6-1/2% Preferred Stock - $0.325 per share	-	(176)

Balance, end of period	$64,252	$57,524

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004

(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

THREE MONTHS ENDED MARCH 31,	2005	2004
	(Unaudited)	(Unaudited)
ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,083)	(20,597)

Foreign currency translation adjustment	(179)	(1,236)

Balance, end of period	(20,262)	(21,833)

Unrealized gain on marketable securities:
Balance, beginning of year	5,811	2,750
Unrealized (loss)gain, net	(733)	769
Sale of available-for-sale securities	(4,166)	(334)

Balance, end of period	912	3,185

Balance, end of period	$(19,350)	$(18,648)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

THREE MONTHS ENDED MARCH 31,	2005	2004

(Dollars in thousands)	(Unaudited)	(Unaudited)

Net Gain (loss)	$6,728	$(811)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	(179)	(1,236)
Unrealized (loss) gain on securities	(733)	769

Other comprehensive (loss) income	(912)	(467)

Comprehensive income (loss)	$5,816	$(1,278)

Related tax (expense) on other
comprehensive gain:
Foreign currency translation adjustments	$(2)	$264
Unrealized gain on securities	$(2,638)	$(235)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The March 31, 2005 consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2004 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company’s December 31, 2004 consolidated financial statements for additional details of the Company’s consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of a normal recurring nature), which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

3.	Recently Issued Accounting Pronouncements

In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company expects to adopt the provisions of FAS 123R using a modified prospective application.

Under such transition method, upon the adoption of SFAS 123R, Ampal’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on Ampal’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them Ampal’s future compensation strategy. We expect that the effect of applying this statement on Ampal’s results of operations in 2006 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.

4.	Employee Stock Based Compensation

The Company accounts for all employee stock options plans under APB Opinion No. 25, under which no compensation costs were incurred.

SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) established a fair value-based method of accounting for employee stock options of similar equity instruments and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS in No. 123.

If compensation cost for the options under plans in effect been determined in accordance with SFAS No. 123, the Company net income (loss) and EPS would have been reduced as follows:

Three Months Ended March 31	2005	2004
(In thousands, except per share data)

Basic EPS:

Net Gain (loss):
As reported(1)	$6,678	$(864)
Less-stock based compensation expense
Determined under fair value method	(219)	(131)

Pro forma	$6,459	$(995)

As reported	$0.33	$(0.04)

Pro forma	$0.32	$(0.05)

Diluted EPS:

Net Gain (loss):
As reported	$6,728	$(864	)(2)
Less-stock based compensation expense
Determined under fair value method	(219)	(131)

Pro Forma	$6,509	(995)

As Reported	$0.30	$(0.04)

Pro forma	$0.29	$(0.05)

1.	After deduction of accrued Preferred Stock Dividend of $50 and $53 respectively.

2.	In 2004, the effect of the conversion of the 4% and 6½% Preferred Stock was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options of 5 years; (2) dividend yield of 0%; (3) volatility ranging from 57% to 60%; and (4) risk-free interest rate ranging from 3.3% to 3.46%.

For the period of three months ended March 31, 2004, 15,000 options were granted. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any that may be received by the option holder.

4.	Segment information presented below results primarily from operations in Israel.

THREE MONTHS ENDED MARCH 31,	2005	2004
(Dollars in thousands)

Revenues:
Finance	$6,098	$2,865
Real Estate	2,336	2,174
Leisure-time	581	532
Intercompany adjustments	(14)	(18)

	9,001	5,553
Equity	6,633	1,916

Total	$15,634	$7,469

Pretax Operating Gain (Loss):
Finance	$2,740	$(2,931)
Real Estate	92	200
Leisure-time	114	102

	2,946	(2,629)
Equity	6,633	1,916

Total	$9,579	$(713)

Total Assets:
Finance	$226,046	$267,322
Real Estate	64,622	65,753
Leisure-Time*	17,860	16,600
Intercompany adjustments	(5,036)	(4,189)

Total	$303,492	$345,486

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

*	The leisure-time segment consists primarily of Coral World International Limited (marine parks located in Israel and around the world) and Country Club Kfar Saba, the Company’s 51%-owned subsidiary located in Israel.

5.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the three-month periods ended March 31, 2005 and 2004 because such shares are anti-dilutive.

(Shares in thousands)	MARCH 31,
	2005	2004

Options and Rights	70	1,411
6-1/2% Preferred Stock	-	668
4% Preferred Stock	-	131

6.	LEGAL PROCEEDINGS:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority shareholder;

B.	Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

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

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim. The Court has scheduled a hearing on this matter for June 1, 2005.

6.	LEGAL PROCEEDINGS: (CONT.)

Ampal Communications L.P.

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal. The appellate court has not ruled on this appeal.

4.	The Company has not received dividends from MIRS in the aggregate amount of $14.2 million, included among "other assets", due March 31, 2004 ($7.1 million) and March 31, 2005 ($7.1 million). The dividends were not received due to the legal dispute discussed above. As a result of not receiving the dividends, the principal and the interest of the loan which were due March 31, 2004 and March 31, 2005 were only partially paid.

7.	SUBSEQUENT EVENT

On April 7, 2005, Am-Hal, Ltd. (“Am-Hal”), a wholly owned subsidiary of the Company, entered into an agreement to build a senior citizen facility in Tel-Aviv. The project, in which Am-Hal will hold a 75% interest, is projected to cost $50 million. The project, which is in its initial stages, is subject to regulatory and financing approvals. Am-Hal has paid $5.7 million to acquire real estate for the project. This payment was financed by Bank Hapoalim, and Ampal has deposited $1.6 million in Bank Hapoalim to secure Am-Hal's loan. If the project is not consummated, the $5.7 million payment will be refunded to Am-Hal, Am-Hal will repay its loan to Bank Hapoalim and the $1.6 million deposited by Ampal as security will be returned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Annual Report for the year ended December 31, 2004 for a summary of all of Ampal’s significant accounting policies.

Portfolio Investments

The Company accounts for a number of its investments, including many of its investments in the high technology and communications industries, on the basis of the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company expects to adopt the provisions of FAS 123R using a modified prospective application.

Under such transition method, upon the adoption of SFAS 123R, Ampal’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on Ampal’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them Ampal’s future compensation strategy. We expect that the effect of applying this statement on Ampal’s results of operations in 2006 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net gain of $6.7 million for the three months ended March 31, 2005 as compared to a net loss of $0.8 million for the same period in 2004. The increase in net gain is primarily attributable to the increase of equity in earnings of affiliates realized and unrealized gains on investments and the decrease in loss from impairment of investments in the three months ended March 31, 2005 as compared to the same period in 2004.

Equity in earnings of affiliates increased to $6.6 million for the three months ended March 31, 2005, as compared to a gain of $1.9 million for the same period in 2004. The increase is primarily attributable to a $6.3 million gain recorded by Ophir Holding Ltd. as a result of the sale of all its holdings in Industrial Building Corporation Ltd.. As of December 31, 2004 Ophir’s investment in Industrial Building Corporation Ltd. was treated as “available-for–sale”, and the $6.0 million unrealized gain was recorded under “Accumulated Other Comprehensive Gain”.

In the three month period ended March 31, 2005, the Company recorded $4.0 million of realized and unrealized gains on investments, as compared to $0.8 million of realized and unrealized gains in the same period in 2004. The gains recorded in the three months ended March 31, 2005 are mainly attributable to the sale of all of its shares of Modem Art Ltd. ($3.3 million gain) and to various tradable securities.

In the three month period ended March 31, 2005, the Company did not record losses from the impairment of its investments. In the same period in 2004, the Company recorded a $1.5 million loss from impairment of its investments.

The Company recorded a translation loss of $0.6 million in the three months ended March 31, 2005 as compared to a translation loss of $1.2 million in the same period in 2004. The translation losses in 2005 and 2004 are attributable to the devaluation of the New Israeli Shekel against the U.S. dollar.

The Company recorded higher interest expense of $1.1 million in the three months ended March 31, 2005, as compared to $0.8 million in the same period in 2004, primarily as a result of increase in interest rates.

Liquidity and Capital Resources

Cash Flows

On March 31, 2005, cash and cash equivalents were $21.0 million, as compared with $17.6 million at December 31, 2004. The increase in cash and cash equivalents is primarily attributable to the proceeds from investment activity.

The Company’s sources of cash include cash and cash equivalents and marketable securities which amount to $75.0 million as of March 31, 2005 as compared to $68.1 million in December 31, 2004. The Company also has sources of cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, the shares of MIRS owned by the Company, the shares of Ophir Holdings Ltd. and government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

Cash flows from operating activities

Net cash provided by operating activities totaled approximately $5.0 million for the three months ended March 31, 2005, as compared to approximately $9.3 million at the same period in 2004. The decrease is primarily attributable to the 4.9 million net proceeds in trading securities ($17.0 million proceeds offset by $12.1 million invested) as compared to $16.6 million net proceeds in 2004, which was partially offset by (i) the $2.4 million dividends received from affiliates as compared to $0.1 million in 2004 and (ii) an increase in accounts payable.

Cash flows from investing activities

Net cash provided by investing activities totaled approximately $2.2 million for the three months ended March 31, 2005, as compared to approximately $4.7 million used in investing activities for the same period in 2004. The increase in cash provided by investing activities is primarily attributable to the decrease in investment expenditures.

Cash flows from financing activities

Net cash used in financing activities was approximately $3.6 million for the three months ended March 31, 2005, as compared to approximately $2.0 million of net cash provided by financing activities for the three months period ended March 31, 2004. The increase in net cash used in financing activities is primarily attributable to the Company’s decision to use the Company’s cash in 2005 ($3.6 million) instead of borrowing additional funds ($6.2 million in 2004) to pay down it's existing notes payable and debentures ($3.6 million and $4.2 million in 2005 and 2004, respectively).

Investments

On March 31, 2005, the aggregate fair value of trading and available-for-sale securities was approximately $54.0 million, as compared to $50.4 million at December 31, 2004. The increase in 2005 is mainly attributable to the proceeds from the sale of all of our shares of Modem Art Ltd.

During the three months ended March 31, 2005, the Company made an additional investment of $0.3 million in Fimi Opportunity Fund, L.P. (“Fimi”).

During March 2005, Ampal sold all of its shares of Modem Art Ltd. for $4.4 million and recorded a gain of $3.3 million.

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. ("Hapoalim") and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $38.3 million and $34.2 million, respectively, as of March 31, 2005. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company's shares in MIRS. A total payment of 10% and 15% of the principal of the loans were due on March 31, 2004 and March 31, 2005 respectively. The remaining principal payments are due as follows: 25% on each of the following dates – March 31, 2006, 2007 and 2008. Interest is paid annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. As a result of not receiving dividends from MIRS on March 31, 2004 and March 31, 2005 (totaling $14.2 million) (see "Legal Proceedings"), the principal and the interest of the loans due were only partially paid. Unpaid principal amounts are accruing interest at a higher interest rate. As of the date hereof, the banks have not declared a default with respect to such unpaid amount. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At March 31, 2005, and December 31, 2004 the amounts outstanding under these loans were $7.9 million and $7.7 million respectively. The loans are dollar linked, mature in up to one year and have interest rates of LIBOR plus 1.0%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.9 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. The long-term loans in the amount of $31.3 million mature through 2006-2011.

The weighted average interest rates and the balances of these short-term borrowings at March 31, 2005 and December 31, 2004 were 4.0% on $13.1 million and 3.5% on $13.0 million, respectively.

As of March 31, 2005, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $11.9 million. This includes:

1.	$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

2.	$6.6 million guarantee on indebtedness incurred by Bay Heart ($3.5 million of which is recorded as a liability in the Company’s financial statements as of March 31, 2005) in connection with the development of its property. Bay Heart recorded losses in 2005, in management’s belief, primarily as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

3.	$3.9 million guarantee to Am-Hal tenants as described above.

4.	$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company, utilizes these contracts from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of March 31, 2005, the Company had a $10 million open foreign currency forward exchange contracts to purchase U.S. Dollars.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words anticipate, believe, estimate, expect, intend, plan, and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments, which were held by the Company at March 31, 2005, and are sensitive to the above market risks.

During the three months ended March 31, 2005, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2004.

Interest Rate Risks

At March 31, 2005, the Company had financial assets totaling $20.2 million and financial liabilities totaling $119.1 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2005, the Company had fixed rate financial assets of $20.2 million and held no variable rate financial assets. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At March 31, 2005, the Company had fixed rate debt of $3.8 million and variable rate debt of $115.3 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.3 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2005, the Company entered into a foreign exchange forward purchase contract to partially hedge this exposure. At March 31, 2005, the Company held a $10 million foreign exchange forward purchase contracts to purchase U.S. Dollars. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.2 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $4.7 million.

Securities Price Risk

The Company’s investments at March 31, 2005, included marketable securities (trading and available-for-sale), which are recorded at fair value of $54.0 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $5.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Part II – OTHER INFORMATION (CONT.)

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

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the Claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the Claim. On November 10, 2004 Ampal filed its response. The Court called for a hearing in that matter for June 1, 2005. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal. The appellate court has not ruled on this appeal.

4.	A The Company has not received dividends from MIRS in the aggregate amount of $14.2 million, included among “other assets”, due March 31, 2004 ($7.1 million) and March 31, 2005 ($7.1 million). The dividends were not received due to the legal dispute discussed above. As a result of not receiving the dividends, the principal and the interest on the loan which were due March 31, 2004 and March 31, 2005 were only partially paid.

Part II – OTHER INFORMATION (CONT.)

SUBSEQUENT EVENT

On April 7, 2005, Am-Hal, Ltd. (“Am-Hal”), a wholly owned subsidiary of the Company, entered into an agreement to build a senior citizen facility in Tel-Aviv. The project, in which Am-Hal will hold a 75% interest, is projected to cost $50 million. The project, which is in its initial stages, is subject to regulatory and financing approvals. Am-Hal has paid $5.7 million to acquire real estate for the project. This payment was financed by Bank Hapoalim, and Ampal has deposited $1.6 million in Bank Hapoalim to secure Am-Hal's loan. If the project is not consummated, the $5.7 million payment will be refunded to Am-Hal, Am-Hal will repay its loan to Bank Hapoalim and the $1.6 million deposited by Ampal as security will be returned.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Part II – OTHER INFORMATION (CONT.)

Item 5.	Other Information. None.

Item 6.	Exhibits.

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Gain (Loss) per Share of Class A Stock.

31.1	Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

AMPAL-AMERICAN ISRAEL CORPORATION BY: /S/ Jack Bigio —————————————— Jack Bigio Chief Executive Officer (Principal Executive Officer)

BY: /S/ Irit Eluz —————————————— Irit Eluz CFO and Senior Vice President - Finance and Treasurer (Principal Financial Officer)

BY: /S/ Giora Bar-Nir —————————————— Giora Bar-Nir VP Accounting and Controller (Principal Accounting Officer)

Dated: May 10, 2005

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