Form 10-Q
period 2005-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2005-08-10
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,958,161 (as of August 4, 2005).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Part I.	Financial Information

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2005	2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$6,179	$1,399
Real estate income	4,649	4,433
Realized and unrealized gains on investments	5,082	4,742
Interest	695	279
Other	4,856	4,797

Total revenues	21,461	15,650

EXPENSES
Interest	3,151	2,230
Real estate expenses	4,352	4,259
Loss from impairment of investments	600	1,463
Translation loss	1,585	1,559
Other (mainly general and administrative)	4,362	5,071

Total expenses	14,050	14,582

Gain before income taxes	7,411	1,068
Provision for income taxes	2,517	1,624

Gain (loss) after income tax	4,894	(556)
Minority interest	677	(29)

Net Gain (loss)	$4,217	$(527)

Basic EPS:
Gain (loss) per Class A share	$0.20	$(0.03)

Shares used in calculation (in thousands)	19,937	19,814

Diluted EPS:
Gain (loss) per Class A share	$0.19	$(0.03)

Shares used in calculation (in thousands)	22,346	19,814

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2005	2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$(454)	$(517)
Real estate income	2,313	2,259
Realized and unrealized gains on investments	1,055	3,912
Interest	568	151
Other	2,345	2,376

Total revenues	5,827	8,181

EXPENSES
Interest	2,007	1,387
Real estate expenses	2,193	2,128
Loss from impairment of investments	600	-
Translation loss	1,021	332
Other (mainly general and administrative)	2,174	2,553

Total expenses	7,995	6,400

(Loss) gain before income taxes	(2,168)	1,781
Provision for income taxes	11	1,151

(Loss) gain after income tax	(2,179)	630
Minority interest	332	346

Net (Loss) gain	$(2,511)	$284

Basic EPS:
(Loss) gain per Class A share	$(0.13)	$0.01

Shares used in calculation (in thousands)	19,952	20,470

Diluted EPS:
(Loss) gain per Class A share	$(0.13)	$0.01

Shares used in calculation (in thousands)	19,952	22,115

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2005	December 31, 2004
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$26,824	$17,618
Deposits, notes and loans receivable	1,157	3,534

Marketable Securities	45,979	50,433
Other investments	116,446	127,023

Total Investments	162,425	177,456

Real estate property, less accumulated
depreciation of $13,034 and $12,190	71,325	63,191

Other assets	47,106	43,148

Total Assets	$308,837	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	June 30, 2005	December 31, 2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Audited)

LIABILITIES
Notes and loans payable	$124,371	$118,760
Debentures	-	2,036
Deposits from tenants	51,492	52,152
Accounts payable, accrued expense and others	26,547	26,002

Total Liabilities	202,410	198,950

Minority interests	8,525	5,984

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
121,112 and 124,024 shares; outstanding
117,762 and 120,674 shares	606	620

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares;
issued 642,925 and 662,219 shares; outstanding
520,389 and 539,683 shares	3,215	3,311

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,787,745 and
25,715,303 shares; outstanding 19,956,081
and 19,883,639 shares	25,788	25,715

Additional paid-in capital	58,249	58,211

Retained earnings	61,741	57,524

Accumulated other comprehensive loss	(20,601)	(14,272)

Treasury Stock, at cost	(31,096)	(31,096)

Total shareholders' equity	97,902	100,013

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$308,837	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2005	2004
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net gain (loss)	$4,217	$(527)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in earnings of affiliates	(6,179)	(1,399)
Realized and unrealized gain on investments	(5,082)	(4,742)
Depreciation expense	988	1,051
Amortization of deposits from tenants	(948)	(939)
Impairment of investments and loans	600	1,463
Translation loss	1,585	1,559
Minority interests	677	(29)
Increase in other assets	(4,319)	(2,224)
Increase (decrease) in accounts payable, accrued
expenses and others	5,802	(4,245)
Investments made in trading securities	(12,868)	(28,331)
Proceeds from sale of trading securities	25,081	38,181
Dividends received from affiliates	2,395	273

Net cash provided by operating activities	11,949	91

Cash flows from investing activities:
Deposits, notes and loans receivable collected	2,066	13,974
Deposits, notes and loans receivable granted	(452)	(5,195)
Investments made in affiliates and others	(463)	(6,212)
Proceeds from sale of investments	1,066	8,918
Return of capital by partnership	-	35
Capital improvements	(8,678)	(460)

Net cash (used in) provided by investing
activities	(6,461)	11,060

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30	2005	2004
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$5,706	$6,617
Notes and loans payable repaid	(1,856)	(3,081)
Debentures repaid	(2,023)	(1,753)
Contribution to partnership by minority	1,831	40

Net cash provided by financing activities	3,658	1,823

Effect of exchange rate changes on cash and
Cash equivalents	60	(1,345)

Net increase in cash and cash equivalents	9,206	11,629
Cash and cash equivalents at beginning of
period	17,618	4,572

Cash and cash equivalents at end of period	$26,824	$16,201

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period:
Interest paid to others	$1,268	$3,070

Income taxes paid	$9	$3,711

Supplemental Disclosure of Non-cash
Investing Activities:
Proceeds in tradable securities received from
realization of an investment	3,316	2,267

Dividend in kind from an affiliate	7,088	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

4% PREFERRED STOCK
Balance, beginning of year	$620	$660
Conversion of 2,912 and 7,928 shares into
Class A Stock	(14)	(40)

Balance, end of period	$606	$620

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,311	$3,487
Conversion of 19,294 and 35,161 shares into
Class A Stock	(96)	(176)

Balance, end of period	$3,215	$3,311

CLASS A STOCK
Balance beginning of year	$25,715	$25,567
Issuance of shares upon conversion of
Preferred Stock	73	148

Balance, end of period	$25,788	$25,715

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,211	$58,143
Conversion of Preferred Stock	38	68

Balance, end of period	$58,249	$58,211

RETAINED EARNINGS
Balance, beginning of year	$57,524	$76,109
Net gain (loss)	4,217	(18,385)
Dividends:
4% Preferred Stock - $0.2 per share	-	(24)
6-1/2% Preferred Stock - $0.325 per share	-	(176)

Balance, end of period	$61,741	$57,524

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, beginning of year	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, end of period	(29,159)	(29,159)

Balance, end of period	$(31,096)	$(31,096)

SIX MONTHS ENDED JUNE 30	2005	2004_
	(Unaudited)	(Unaudited)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,083)	(20,597)

Foreign currency translation adjustment	(1,383)	(544)

Balance, end of period	(21,466)	(21,141)

Unrealized gain on marketable securities:
Balance, beginning of year	5,811	2,750
Unrealized (loss) gain, net	(780)	2,649
Sale of available-for-sale securities	(4,166)	(334)

Balance, end of period	865	5,065

Balance, end of period	$(20,601)	$(16,076)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

SIX MONTHS ENDED JUNE 30,	2005	2004
(Dollars in thousands)	(Unaudited)	(Unaudited)

Net Gain (loss)	$4,217	$(527)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	(1,383)	(544)
Unrealized (loss) gain on securities	(780)	2,649

Other comprehensive (loss) income	(2,163)	2,105

Comprehensive income	$2,054	$1,578

Related tax (expense) on other comprehensive
gain:
Foreign currency translation adjustments	$(252)	$(27)
Unrealized gain on securities	$(2,663)	$(784)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The June 30, 2005 consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

3.	Recently Issued Accounting Pronouncements

In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company expects to adopt the provisions of FAS 123R prospectively.

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

If compensation cost for the options under plans in effect would have been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been reduced as follows:

SIX MONTHS ENDED JUNE 30,	2005	2004
(In thousands, except per share data)

Basic EPS:
Net Gain (loss):
As reported(1)	$4,117	$(634)
Less-stock based compensation expense
determined under fair value method	(438)	(256)

Pro forma	$3,679	$(890)

As reported	$0.20	$(0.03)

Pro forma	$0.18	$(0.04)

Diluted EPS :
Net Gain (loss):

As reported	$4,217	$(634	)(2)
Less-stock based compensation expense
Determined under fair value method	(438)	(256)

Pro Forma	$3,779	$(890)

As Reported	$0.19	$(0.03)

Pro forma	$0.17	$(0.04)

THREE MONTHS ENDED JUNE 30	2005		2004
(In thousands, except per share data)

Basic EPS:
Net (loss) gain:
As reported(1)	$(2,561)		$231
Less-stock based compensation expense
Determined under fair value method	(219)		(125)

Pro forma	$(2,780)		$106

As reported	$(0.13)		$0.01

Pro forma	$(0.14)		$0.01

Diluted EPS:

Net (loss) gain:
As reported	$(2,561	)(2)	$284
Less-stock based compensation expense
Determined under fair value method	(219)		(125)

Pro forma	$(2,780)		$159

As Reported	$(0.13)		$0.01

Pro forma	$(0.14)		$0.01

(1)	After deduction of accrued Preferred Stock Dividend of $100 and $107 (for the three months $50 and $53), respectively.

(2)	In 2005 and 2004, the effect of the conversion of the 4% and 6½% Preferred Stock was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options of 5 years (2) dividend yield of 0% (3) volatility ranging from 57% to 60% and (4) risk-free interest rate ranging from 3.3% to 3.46%.

5.	Segment information presented below results

Segment information presented below results primarily from operations in Israel.

SIX MONTHS ENDED JUNE 30,	2005	2004
(Dollars in thousands)

Revenues:
Finance	$9,601	$8,808
Real Estate	4,649	4,433
Leisure-time	1,064	1,046
Intercompany adjustments	(32)	(36)

	15,282	14,251
Equity	6,179	1,399

Total	$21,461	$15,650

Pretax Operating Gain (Loss):
Finance	$635	$(576)
Real Estate	498	110
Leisure-time	99	135

	1,232	(331)
Equity	6,179	1,399

Total	$7,411	$1,068

Total Assets:
Finance	$223,463	$272,377
Real Estate	72,883	65,016
Leisure-Time	17,463	16,606
Intercompany adjustments	(4,972)	(4,324)

Total	$308,837	$349,675

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

6.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the six-month periods ended June 30, 2005 and 2004 because such shares are anti-dilutive.

(Shares in thousands)	JUNE 30,
	2005	2004

Options and Rights	70	1,333
6-1/2% Preferred Stock	-	666
4% Preferred Stock	-	126

7.	LEGAL PROCEEDINGS:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, Shimon Tal and MIRS Communications Ltd. (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS Communications Ltd.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS Communications Ltd. is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority shareholder;

B.	Appointing an appraiser to conduct a valuation of MIRS Communications Ltd. and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS Communications Ltd. conducts its business, including a review of the related party transactions between MIRS Communications Ltd. and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS Communications Ltd. at the highest of the following prices:

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

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS Communications Ltd. and the Shareholders Agreement in respect thereof, are void.

7.	LEGAL PROCEEDINGS: (CONT.)

Ampal Communications L.P.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim. The Court has scheduled a hearing on this matter for September 1, 2005.

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $ 765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal. The appellate court has not ruled on this appeal.

4.	The Company has not received dividends from MIRS in the aggregate amount of $14.2 million, included among “other assets”, due March 31, 2004 ($7.1 million) and March 31, 2005 ($7.1 million). The dividends were not received due to the legal dispute discussed above. As a result of not receiving the dividends, the principal and the interest of the loan which were due March 31, 2004 and March 31, 2005 were only partially paid.

8.	SUBSEQUENT EVENT

On July 11, 2005, Ophir Holding Ltd., which is owned 42.5% by the Company, signed an agreement to sell all of its holdings in a real estate property located in the industrial park in Netanya, Israel for a total amount of approximately $ 11 million. Ampal expects to receive approximately $4.5 million in cash from that sale. Ampal expects that the sale of the property will have no material impact on its financial results.

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

Long-Lived Assets

On January 1, 2002, Ampal adopted FAS 144, “Accounting for the Impairment or Disposal of Long — Lived Assets.” FAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company expects to adopt the provisions of FAS 123R prospectively.

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

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net gain of $4.2 million for the six months ended June 30, 2005 as compared to a net loss of $0.5 million for the same period in 2004. The increase in net gain is primarily attributable to the increase of equity in earnings of affiliates, realized and unrealized gains on investments the decrease in loss from impairment of investments and the decrease in other expenses in the six months ended June 30, 2005 as compared to the same period in 2004. This increase in net gain was partially offset by an increase in interest expense for the six months ended June 30, 2005 as compared to the same period in 2004.

Equity in earnings of affiliates increased to $6.2 million for the six months ended June 30, 2005, as compared to a gain of $1.4 million for the same period in 2004. The increase is primarily attributable to a $6.3 million gain recorded by Ophir Holding Ltd. as a result of the sale of all its holdings in Industrial Building Corporation Ltd..

In the six month period ended June 30, 2005, the Company recorded $5.1 million of realized and unrealized gains on investments, as compared to $4.7 million of realized and unrealized gains in the same period in 2004. The gains recorded in the six months ended June 30, 2005 are mainly attributable to the sale of all of its shares of Modem Art Ltd. ($3.3 million gain) and to various tradable securities.

In the six month period ended June 30, 2005, the Company record $0.6 million loss from the impairment of its investments in Shiron Ltd. In the same period in 2004, the Company recorded a $1.5 million loss from impairment of certain of its investments.

In the six month period ended June 30, 2005, the Company recorded $4.4 million of other expenses, as compared to $5.1 million for the same period in 2004. The decrease in other expenses pertains to the closing of Ampal’s office in New York and to a decrease in professional fees.

The Company recorded higher interest expense of $3.2 million in the six months ended June 30, 2005, as compared to $2.2 million in the same period in 2004, primarily as a result of increases in interest rates.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

The Company recorded a consolidated net loss of $2.5 million for the three months ended June 30, 2005 as compared to a net gain of $0.3 million for the same period in 2004. The decrease in net loss is primarily attributable to the decrease in realized and unrealized gains on investments, the increase in interest expense, increase in loss from impairment of investments, and the increase in translation loss in the three months ended June 30, 2005 as compared to the same period in 2004.

In the three month period ended June 30, 2005, the Company recorded $1.1 million of realized and unrealized gains on investments, as compared to $3.9 million of realized and unrealized gains in the same period in 2004. The gains recorded in the three months ended June 30, 2005 are mainly attributable to the sale of various tradable securities while in 2004 the gain is attributable to the sale of PowerDsine ($3.9 million).

In the three month period ended June 30, 2005, the Company recorded a $0.6 million loss from the impairment of its investments in Shiron Ltd.

The Company recorded higher interest expense of $2.0 million in the three months ended June 30, 2005, as compared to $1.4 million in the same period in 2004, primarily as a result of an increase in interest rates.

The Company recorded a translation loss of $1.0 million in the three months ended June 30, 2005 as compared to a translation loss of $0.3 million in the same period in 2004. The translation losses in 2005 and 2004 are attributable to the devaluation of the New Israeli Shekel against the U.S. dollar.

Liquidity and Capital Resources

Cash Flows

The Company’s sources of cash include cash and cash equivalents and marketable securities, which amount to $72.8 million as of June 30, 2005 as compared to $68.1 million in December 31, 2004. The Company also has sources of cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, the shares of MIRS owned by the Company, the shares of Ophir Holdings Ltd. and government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $11.9 million for the six months ended June 30, 2005, as compared to approximately $0.1 million at the same period in 2004. The increase is primarily attributable to the $12.2 million net proceeds in trading securities ($25.1 million proceeds offset by $12.9 million invested) as compared to $9.9 million net proceeds in 2004, to the $2.4 million dividends received from affiliates as compared to $0.3 million in 2004 and to an increase in accounts payable.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $6.5 million for the six months ended June 30, 2005, as compared to approximately $11.1 million provided by investing activities for the same period in 2004. The cash used in investing activities during 2005 is primarily attributable to a payment of $8.7 million by Am-Hal Ltd. (Am-Hal), a wholly owned subsidiary of the Company to acquire real estate for a new project in Tel-Aviv.

        Cash flows from financing activities

Net cash provided by financing activities was approximately $3.7 million for the six months ended June 30, 2005, as compared to approximately $1.8 million of net cash provided by financing activities for the six months period ended June 30, 2004.

In the six months ended June 30, 2005, Am-Hal Ltd. and its minority partner in the new project borrowed $5.7 million and $1.8 million, respectively to finance the new project (see cash flow from investing activities) and Ampal used its own cash to pay down its existing notes payable and debentures in the amount of $3.9 million. In 2004, the Company paid down its notes payable and debentures in the amount of $4.8 million by borrowing funds in the amount of $6.6 million.

Investments

On June 30, 2005, the aggregate fair value of trading and available-for-sale securities was approximately $46.0 million, as compared to $50.4 million at December 31, 2004. The decrease in 2005 is mainly attributable to the sale of various tradable securities.

During the six months ended June 30, 2005, the Company made an additional investment of $0.5 million in Fimi Opportunity Fund, L.P. (“Fimi”).

During March 2005, Ampal sold all of its shares of Modem Art Ltd. for $4.4 million and recorded a gain of $3.3 million.

Debt

In connection with its investment in MIRS, the Company has two long-term loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $38.6 million and $34.3 million, respectively, as of June 30, 2005. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%. Other than as described in this paragraph, the loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. A total payment of 10% and 15% of the principal of the loans were due on March 31, 2004 and March 31, 2005 respectively. The remaining principal payments are due as follows: 25% on each of the following dates – March 31, 2006, 2007 and 2008. Interest is payable annually on March 31 of each year from March 31, 2001 until and including March 31, 2008. As a result of not receiving dividends from MIRS on March 31, 2004 and March 31, 2005 (totaling $14.2 million) (see “Legal Proceedings”), the principal and the interest of the loans were only partially paid. Unpaid principal amounts are accruing interest at a higher interest rate.

As of the date hereof, the banks have not declared a default with respect to such unpaid amount. These loans are subject to the compliance by MIRS with covenants regarding its operations and financial results.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At June 30, 2005, and December 31, 2004 the amounts outstanding under these loans were $13.0 million and $7.7 million respectively. The loans mature in up to one year and have interest rates range between 5.3% and 6.3%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.9 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. These loans in the amount of $31.3 million mature through 2006-2011.

The weighted average interest rates and the balances of these short-term borrowings at June 30, 2005 and December 31, 2004 were 5.7% on $18.2 million and 3.5% on $13.0 million, respectively.

As of June 30, 2005, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $12.5 million. This includes:

1.	$0.5 million guarantee to Leumi with respect to the MIRS loan as described above.

2.	$5.6 million guarantee on indebtedness incurred by Bay Heart ($3.6 million of which is recorded as a liability in the Company’s financial statements as of June 30, 2005) in connection with the development of its property. Bay Heart recorded losses in 2005, in management’s belief, primarily as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

3.	$3.9 million guarantee to Am-Hal tenants as described above.

4.	$1.6 million guarantee to am-Hal for the new project in Tel-Aviv.

5.	$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company, utilizes these contracts from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of June 30, 2005, the Company had a $10 million open foreign currency forward exchange contract to purchase U.S Dollars in payment of N.I.S.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments, which were held by the Company at June 30, 2005, and are sensitive to the above market risks.

During the six months ended June 30, 2005, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2004.

Interest Rate Risks

At June 30, 2005, the Company had financial assets totaling $25.9 million and financial liabilities totaling $124.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2005, the Company had fixed rate financial assets of $25.9 million and held no variable rate financial assets. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At June 30, 2005, the Company had fixed rate debt of $3.6 million and variable rate debt of $120.8 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.6 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2005, the Company entered into a foreign exchange forward purchase contract to partially hedge this exposure. At June 30, 2005, the Company held a $10 million foreign exchange forward purchase contracts to purchase U.S. Dollars. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.3 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $3.3 million.

Securities Price Risk

The Company’s investments at June 30, 2005, included marketable securities (trading and available-for-sale), which are recorded at fair value of $46.0 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $4.6 million.

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

Part II – OTHER INFORMATION (CONT.)

On November 10, 2004 Ampal filed its response. The Court called for a hearing in that matter for June 1, 2005. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim. The court has scheduled a hearing on this matter for September 1, 2005.

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $ 765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal. The appellate court has not ruled on this appeal.

4.	The Company has not received dividends from MIRS in the aggregate amount of $14.2 million, included among “other assets”, due March 31, 2004 ($7.1 million) and March 31, 2005 ($7.1 million). The dividends were not received due to the legal dispute discussed above. As a result of not receiving the dividends, the principal and the interest on the loan which were due March 31, 2004 and March 31, 2005 were only partially paid.

SUBSEQUENT EVENT

On July 11, 2005, Ophir Holding Ltd., which is owned 42.5% by the Company, signed an agreement to sell all of its holdings in a real estate property located in the industrial park in Netanya, Israel for a total amount of approximately $ 11 million. Ampal expects to receive approximately $4.5 million in cash from that sale. Ampal expects that the sale of the property will have no material impact on its financial results.

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

AMPAL-AMERICAN ISRAEL CORPORATION BY: /S/ Jack Bigio —————————————— Jack Bigio Chief Executive Officer (Principal Executive Officer)

BY: /S/ Irit Eluz —————————————— Irit Eluz CFO and Senior Vice President, Finance and Treasurer (Principal Financial Officer)

BY: /S/ Giora Bar-Nir —————————————— Giora Bar-Nir VP Accounting and Controller (Principal Accounting Officer)

Date: August 10, 2005

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