Form 10-Q
period 2005-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2005-11-10
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 19,994,917 (as of November 3, 2005).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$6,011	$2,928
Real estate income	6,948	6,683
Realized and unrealized gains on investments	-	5,827
Realized and unrealized gains on marketable securities	2,763	1,052
Interest	981	457
Other	9,138	7,615

Total revenues	25,841	24,562

EXPENSES
Interest	4,580	3,450
Real estate expenses	6,538	6,554
Realized and unrealized loss on investments	2,672	-
Loss from impairment of investments	13,914	6,863
Translation loss	1,760	1,572
Other (mainly general and administrative)	6,445	7,347

Total expenses	35,909	25,786

Loss before income taxes	(10,068)	(1,224)
Provision for income taxes	807	1,521

Loss after income tax	(10,875)	(2,745)
Minority interest	(4,462)	327

Net Loss	$(6,413)	$(3,072)

Basic and diluted EPS:
Loss per Class A share	$(0.33)	$(0.16)

Shares used in calculation (in thousands)	19,950	19,829

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2005	2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in(loss) earnings of affiliates	$(168)	$1,529
Real estate income	2,299	2,250
Realized and unrealized gains on investments	-	2,465
Realized and unrealized gains (losses) on marketable securities	1,208	(328)
Interest	286	178
Other	4,282	2,818

Total revenues	7,907	8,912

EXPENSES
Interest	1,429	1,220
Real estate expenses	2,186	2,295
Realized and unrealized loss on investments	6,199	-
Loss from impairment of investments	13,314	5,400
Translation loss	175	13
Other (mainly general and administrative)	2,083	2,276

Total expenses	25,386	11,204

Loss before income taxes	(17,479)	(2,292)
Benefit for income taxes	1,710	103

Loss after income tax	(15,769)	(2,189)
Minority interest	(5,139)	356

Net Loss	$(10,630)	$(2,545)

Basic and diluted EPS:
Loss per Class A share	$(0.53)	$(0.13)

Shares used in calculation (in thousands)	19,975	19,862

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	September 30, 2005	December 31, 2004
(Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$31,962	$17,618
Deposits, notes and loans receivable	503	3,534

Marketable Securities	46,128	50,433
Other investments	95,018	127,023

Total Investments	141,146	177,456

Real estate property, less accumulated
depreciation of $13,463 and $12,190	71,078	63,191

Other assets	52,627	43,148

Total Assets	$297,316	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	September 30, 2005	December 31, 2004
(Dollars in thousands, except per share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$123,512	$118,760
Debentures	-	2,036
Deposits from tenants	51,876	52,152
Accounts payable, accrued expense and others	29,039	26,002

Total Liabilities	204,427	198,950

Minority interests	3,596	5,984

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
115,852 and 124,024 shares; outstanding
112,502 and 120,674 shares	579	620

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares;
issued 641,655 and 662,219 shares; outstanding
519,119 and 539,683 shares	3,208	3,311

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,817,855 and
25,715,303 shares; outstanding 19,993,691
and 19,883,639 shares	25,818	25,715

Additional paid-in capital	58,238	58,211

Retained earnings	51,111	57,524

Accumulated other comprehensive loss	(18,603)	(14,272)

Treasury Stock, at cost	(31,058)	(31,096)

Total shareholders' equity	89,293	100,013

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,316	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,413)	$(3,072)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in earnings of affiliates	(6,011)	(2,928)
Realized and unrealized gain on investments and marketable securities	(91)	(6,879)
Depreciation expense	1,459	1,606
Amortization of deposits from tenants	(1,426)	(1,435)
Impairment of investments and loans	13,914	6,863
Translation loss	1,760	1,572
Minority interests	(4,462)	327
Increase in other assets	(7,938)	(3,302)
Increase (decrease) in accounts payable, accrued
expenses and others	8,265	(3,953)
Investments made in trading securities	(12,871)	(33,474)
Proceeds from sale of trading securities	25,964	53,912
Dividends received from affiliates	2,461	317

Net cash provided by operating activities	14,611	9,554

Cash flows from investing activities:
Deposits, notes and loans receivable collected	2,724	13,991
Deposits, notes and loans receivable granted	(735)	(6,696)
Investments made in affiliates and others	(661)	(6,295)
Proceeds from sale of investments	4,444	10,968
Return of capital by partnership		35
Capital improvements	(9,370)	(762)

Net cash (used in) provided by investing
activities	(3,598)	11,241

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SPETEMBER 30	2005	2004
(Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$6,299	$6,513
Notes and loans payable repaid	(2,983)	(13,885)
Debentures repaid	(2,023)	(1,753)
Proceed of exercise of option	23
Contribution to partnership by minority	2,035	40

Net cash provided by (used in ) financing activities	3,351	(9,085)

Effect of exchange rate changes on cash and
Cash equivalents	(20)	(129)

Net increase in cash and cash equivalents	14,344	11,581
Cash and cash equivalents at beginning of period	17,618	4,572

Cash and cash equivalents at end of period	$31,962	$16,153

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period:
Interest paid to others	$2,142	$3,827

Income taxes paid	$9	$3,551

Supplemental Disclosure of Non-cash Investing Activities: realization of an investment

Proceeds in marketable securities received from realization of an investment	3,316	2,267

Dividend in kind from an affiliate	7,088	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

4% PREFERRED STOCK
Balance, beginning of year	$620	$660
Conversion of 8,172 and 7,928 shares into Class A Stock	(41)	(40)

Balance, end of period	$579	$620

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,311	$3,487
Conversion of 20,564 and 35,161 shares into
Class A Stock	(103)	(176)

Balance, end of period	$3,208	$3,311

CLASS A STOCK
Balance beginning of year	$25,715	$25,567
Issuance of shares upon conversion of
Preferred Stock	103	148

Balance, end of period	$25,818	$25,715

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,211	$58,143
Conversion of Preferred Stock	41	68
Issuance of shares upon exercise of stock options	(14)

Balance, end of period	$58,238	$58,211

RETAINED EARNINGS
Balance, beginning of year	$57,524	$76,109
Net loss	(6,413)	(18,385)
Dividends:
4% Preferred Stock - $0.2 per share	-	(24)
6-1/2% Preferred Stock - $0.325 per share	-	(176)

Balance, end of period	$51,111	$57,524

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
(Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

TREASURY STOCK

4% PREFERRED STOCK
Balance, end of period	(84)	(84)

6-1/2% PREFERRED STOCK
Balance, end of period	(1,853)	(1,853)

CLASS A STOCK
Balance, beginning of year	(29,159)	(29,159)
Issuance of shares upon exercise of 7,500
stock option	38	-

Balance, end of period	(29,121)	(29,159)

Balance, end of period	$(31,058)	$(31,096)

NINE MONTHS ENDED SEPTEMBER 30	2005	2004
	(Unaudited)	(Unaudited)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative translation adjustments:
Balance, beginning of year	(20,083)	(20,597)

Foreign currency translation adjustment	408	(380)

Balance, end of period	(19,675)	(20,977)

Unrealized gain on marketable securities:
Balance, beginning of year	5,811	2,750
Unrealized (loss) gain, net	(573)	2,023
Sale of available-for-sale securities	(4,166)	(334)

Balance, end of period	1,072	4,439

Balance, end of period	$(18,603)	$(16,538)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
(Dollars in thousands)	(Unaudited)	(Unaudited)

Net loss	$(6,413)	$(3,072)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	408	(380)
Unrealized (loss) gain on securities	(573)	2,023

Other comprehensive (loss) income	(165)	1,643

Comprehensive income (loss)	$(6,578)	$(1,429)

Related tax (expense) on other comprehensive gain:
Foreign currency translation adjustments	$(754)	$(76)
Unrealized gain on securities	$(2,552)	$(931)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The September 30, 2005 consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

If compensation cost for the options under plans in effect would have been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been reduced as follows:

NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
(In thousands, except per share data)

Basic and diluted EPS:
Net loss:
As reported(1) (2)	$(6,563)	$(3,232)
Less-stock based compensation expense
determined under fair value method	(657)	(382)

Pro forma	$(7,220)	$(3,614)

As reported	$(0.33)	$(0.16)

Pro forma	$(0.36)	$(0.18)

THREE MONTHS ENDED SEPTEMBER 30	2005	2004
(In thousands, except per share data)

Basic and diluted EPS:
Net (loss) gain:
As reported(1) (2)	$(10,680)	$(2,598)
Less-stock based compensation expense
Determined under fair value method	(219)	(125)

Pro forma	$(10,899)	$(2,723)

As reported	$(0.53)	$(0.13)

Pro forma	$(0.55)	$(0.14)

(1)	After deduction of accrued Preferred Stock Dividend of $150 and $160 (for the three months $50 and $53), respectively.

(2)	In 2005 and 2004, the effect of the conversion of the 4% and 6½% Preferred Stock was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: (1) expected life of options of 5 years (2) dividend yield of 0% (3) volatility ranging from 57% to 60% and (4) risk-free interest rate ranging from 3.3% to 3.46%.

5.	Segment information presented below results

Segment information presented below results primarily from operations in Israel.

NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
(Dollars in thousands)

Revenues:
Finance	$11,265	$13,397
Real Estate	6,948	6,683
Leisure-time	1,667	1,610
Intercompany adjustments	(50)	(56)

	19,830	21,634
Equity	6,011	2,928

Total	$25,841	$24,562

Pretax Operating Gain (Loss):
Finance	$(16,409)	$(4,361)
Real Estate	186	(24)
Leisure-time	144	233

	(16,079)	(4,152)
Equity	6,011	2,928

Total	$(10,068)	$(1,224)

Total Assets:
Finance	$211,968	$256,518
Real Estate	72,455	65,025
Leisure-Time	17,838	17,046
Intercompany adjustments	(4,945)	(2,766)

Total	$297,316	$335,823

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

6.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the nine-month periods ended September 30, 2005 and 2004 because such shares are anti-dilutive.

(Shares in thousands)	SEPTEMBER 30,
	2005	2004

Options and Rights	2,057	1,333
6-1/2% Preferred Stock	642	663
4% Preferred Stock	116	125

7.	LEGAL PROCEEDINGS:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., MIRS Communications Ltd. (MIRS), Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron and Shimon Tal collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority shareholder;

B.	Appointing an appraiser to conduct a valuation of MIRS and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS conducts its business, including a review of the related party transactions between MIRS and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS at the highest of the following prices:

(1)	based on a company valuation of MIRS as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS; or

(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS plus linkage to the Israeli consumer index and interest; or

(3)	based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS, all as may be assessed and computed by the appraiser specified in Section B above;

D.	Determining that each of the individual Defendants, as officers in MIRS, has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS; and

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS and the Shareholders Agreement in respect thereof, are void.

7.	LEGAL PROCEEDINGS: (CONT.)

Ampal Communications L.P.

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the claim. On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $ 765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal.

4.	On August 30, 2005, the Company, through Ampal Communications L.P., entered into a Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israel Ltd., Ampal Communications L.P. and MIRS (the “Agreement”) to sell to Motorola Israel Ltd. all of its holdings of MIRS. In connection with the closing of the transactions contemplated by this Agreement, the existing lawsuit among the parties and others relating to MIRS was dismissed. Please see Note 8 below for more information.

8.	SUBSEQUENT EVENT

On October 3, 2005 the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of US$67.7 million for the purchase price and an additional US$ 21.3 million related to guaranteed dividend payments. Approximately US$ 74.0 million of the proceeds was used to repay all outstanding debt to banks incurred in connection with making the MIRS investment, and the Company received US$ 15.0 million ($11.0 million after the deduction of minority interest) of net proceeds from the sale.

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

Investment in MIRS

MIRS is the Company’s largest investment and is being accounted for at cost (our equity interest is 25%). The cost method is applied due to preference features we have been granted in our investment in preferred shares in MIRS. Revenues from guaranteed payments from Motorola are recognized as income. For information regarding the sale of the Company’s holdings of MIRS, please see Part II – Other Information Item – 1 – Legal Proceedings.

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

Long-Lived Assets

On January 1, 2002, Ampal adopted FAS 144, “Accounting for the Impairment or Disposal of Long – Lived Assets.” FAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

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

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $6.4 million for the nine months ended September 30, 2005 as compared to a net loss of $3.1 million for the same period in 2004. The increase in net loss is primarily attributable to the increase of realized and unrealized loss on investments, the increase in loss from impairment of investments and the increase in interest expenses in the nine months ended September 30, 2005 as compared to the same period in 2004. This increase in net loss was partially offset by an increase of equity in earning of affiliates, the increase in realized and unrealized gains on marketable securities, the increase in other income and the decrease in other expense and minority interest for the nine months ended September 30, 2005 as compared to the same period in 2004.

In the nine month period ended September 30, 2005, the Company recorded $2.7 million of realized and unrealized loss on investments, as compared to $5.8 million of realized and unrealized gains in the same period in 2004. The loss recorded in the nine months ended September 30, 2005, was primarily attributable to the third-party investment in the high-tech portfolio (which is treated as a disposition for accounting purposes) which resulted in a $7.3 million loss ($4.6 net loss after tax), which was partially offset by the gain recorded from the sale of all of its shares of Modem Art Ltd. ($3.3 million gain) the sale of all of its shares in Epsilon investment ($1.4 million gain).

In the nine month period ended September 30, 2005, the Company recorded $13.9 million of losses from the impairment of its investment in MIRS ($13.3 million) and Shiron Ltd. ($0.6 million). In the same period in 2004, the Company recorded a $6.9 million loss from impairment of certain of its investments. Please see Part II – Other Information; Item 1 – Legal Proceedings for information regarding the Company’s sale of its holdings in MIRS.

Equity in earnings of affiliates increased to $6.0 million for the nine months ended September 30, 2005, as compared to a gain of $2.9 million for the same period in 2004. The increase is primarily attributable to a $5.3 million gain recorded by Ophir Holding Ltd. as a result of the sale of all its holdings in Industrial Building Corporation Ltd.

Realized and unrealized gains on marketable securities increased to $2.8 million for the nine months ended September 30, 2005 compared to a gain of $1.1 million for the same period in 2004. The gain is attributable to the sale of various marketable securities.

In the nine month period ended September 30, 2005, the Company recorded $9.1 million in other income, as compared to $7.6 million for the same period in 2004. The increase in other income primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of the MIRS investment.

In the nine month period ended September 30, 2005, the Company recorded $6.4 million of other expenses, as compared to $7.3 million for the same period in 2004. The decrease in other expenses pertains to the closing of Ampal’s office in New York and to a decrease in professional fees.

The Company recorded higher interest expense of $4.6 million in the nine months ended September 30, 2005, as compared to $3.5 million in the same period in 2004, primarily as a result of increases in interest rates.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

The Company recorded a consolidated net loss of $10.6 million for the three months ended September 30, 2005 as compared to a net loss of $2.5 million for the same period in 2004. The increase in net loss is primarily attributable to the increase in realized and unrealized loss on investments, the increase in loss from impairment of investment and the decrease in equity in earning of affiliates in the three months ended September 30, 2005 as compared to the same period in 2004. This increase in net loss was offset by the increase in realized and unrealized gains on marketable securities and, the increase in other income for the three month ended September 30, 2005 as compared to the same period in 2004.

In the three month period ended September 30, 2005, the Company recorded $6.2 million of realized and unrealized loss on investments, as compared to $2.5 million of realized and unrealized gains in the same period in 2004. The loss recorded in the three months ended September 30, 2005 was primarily attributable to the third-party investment in the high-tech portfolio (which is treated as a disposition for accounting purposes) which resulted in a $7.3 million loss ($4.6 million net loss after tax), offset by the sale of all of its shares in Epsilon Investment House Ltd. (1.4 million gain).

In the three month period ended September 30, 2005, the Company recorded $13.3 million loss from impairment of its investment in MIRS ($13.3 million), as compared to a $5.4 million loss from impairment of its investment in the same period in 2004. Please see Part II – Other Information; Item 1 –Legal Proceedings for information regarding the Company’s sale of its holdings in MIRS.

Realized and unrealized gains on marketable securities increased to $1.2 million for the three months ended September 30, 2005 compared to a loss of $0.3 million for the same period in 2004. The gain is attributable to the sale of various marketable securities.

In the three month period ended September 30, 2005, the Company recorded 4.3 million in other income, as compared to $2.8 million in the same period in 2004. The increase in other income primarily related to the committed dividend for 2005 which had been fully paid by Motorola Israel Ltd. as part of the sale of the MIRS investment.

Liquidity and Capital Resources

Cash Flows

The Company’s sources of cash include cash and cash equivalents and marketable securities, which amount to $78.1 million as of September 30, 2005 as compared to $68.1 million in December 31, 2004. The Company also has sources of cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, the shares of MIRS owned by the Company, the shares of Ophir Holdings Ltd. and government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $14.6 million for the nine months ended September 30, 2005, as compared to approximately $9.6 million at the same period in 2004. The increase is primarily attributable to the $13.1 million net proceeds in trading securities ($26.0 million proceeds offset by $12.9 million invested) as compared to $20.4 million net proceeds in 2004, to the $2.5 million dividends received from affiliates as compared to $0.3 million in 2004 and to an increase in accounts payable.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $3.6 million for the nine months ended September 30, 2005, as compared to approximately $11.2 million provided by investing activities for the same period in 2004. The cash used in investing activities during 2005 is primarily attributable to a payment of $9.3 million by Am-Hal Ltd. (Am-Hal), a wholly owned subsidiary of the Company to acquire real estate for a new project in Tel-Aviv, which was partially offset by proceeds from the sale of investment.

        Cash flows from financing activities

Net cash provided by financing activities was approximately $3.4 million for the nine months ended September 30, 2005, as compared to approximately $9.1 million of net cash used in financing activities for the nine months period ended September 30 2004.

In the nine months ended September 30, 2005, Am-Hal Ltd. and its minority partner in the new project borrowed $6.3 million and $2.0 million, respectively to finance the new project (see cash flow from investing activities) and Ampal used its own cash to pay down its existing notes payable and debentures in the amount of $5.0 million. In 2004, the Company paid down its notes payable and debentures in the amount of $15.6 million from its own cash and by borrowing funds in the amount of $6.5 million.

Investments

On September 30, 2005, the aggregate fair value of trading and available-for-sale securities was approximately $46.1 million, as compared to $50.4 million at December 31, 2004. The decrease in 2005 is mainly attributable to the sale of various marketable securities.

In the nine months ended September 30 2005, the Company made an additional investment of $0.7 million in Fimi Opportunity Fund, L.P. (“Fimi”).

During the nine months ended September 30, 2005, Ampal made the following dispositions:

—	On March 8, 2005, the Company sold its holdings in Modem Art Ltd. for $4.3 million and recorded a gain of $3.3 million.

—	On September 7, 2005 a third-party Israeli based venture fund and certain of its affiliated companies invested $2.65 million in the company’s high-tech portfolio. Ampal received $2.5 million in connection with this transaction. The Company treated this investment as a disposition for accounting purposes and recorded a loss of $7.3 million ($4.6 million after taxes).

—	On August 15, 2005 the Company sold its holdings in Epsilon Investment House Ltd and Renaissance Investment Company Ltd for $2.0 million and recorded a $1.4 million gain.

Debt

In connection with its investment in MIRS, the Company has two loans from Bank Hapoalim Ltd. (“Hapoalim”) and Bank Leumi le-Israel B.M. (“Leumi”) in the outstanding amount of $38.2 million and $34.4 million, respectively, as of September 30 2005. Both loans are due on March 31, 2008 and bear interest at a rate of LIBOR plus 0.8%.The loans are non-recourse to the Company and are secured by the Company’s shares in MIRS. In connection with the sale of the Company’s holdings in MIRS, both loans were repaid in full on October 3, 2005. Please see Part II – Other Information; Item 1 –Legal Proceedings for information regarding the Company’s sale of its holdings in MIRS.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company which develops and operates luxury retirement centers for senior citizens, through bank loans from Hapoalim and others. At September 30, 2005, and December 31, 2004 the amounts outstanding under these loans were $12.5 million and $7.7 million, respectively. The loans mature in up to one year and have interest rates range between 5.3% and 6.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.5 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company also finances its general operations and other financial commitments through bank loans from Bank Hapoalim. These loans in the amount of $31.3 million mature through 2006-2011.

The weighted average interest rates and the balances of these short-term borrowings at September 30, 2005 and December 31, 2004 were 5.8% on $17.6 million and 3.5% on $13.0 million, respectively.

As of September 30, 2005, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $12.0 million. This includes:

1.	$0.5 million guarantee to Leumi with respect to the MIRS loan as described above. In connection with the sale of the Company’s holdings in MIRS, the guarantee was terminated on October 3, 2005. Please see Part II – Other Information; Item 1 – Legal Proceedings for information regarding the Company's sale of its holdings in MIRS.

2.	$5.5 million guarantee on indebtedness incurred by Bay Heart ($3.4 million of which is recorded as a liability in the Company’s financial statements as of September 30, 2005) in connection with the development of its property. Bay Heart recorded losses in 2005, in management’s belief, primarily as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

3.	$3.5 million guarantee to Am-Hal tenants as described above.

4.	$1.6 million guarantee to am-Hal for the new project in Tel-Aviv.

5.	$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company, utilizes these contracts from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of September 30 2005, the Company had a $10.0 million open foreign currency forward exchange contract to purchase U.S. Dollars and a U.S. $0.9 million open foreign currency forward exchange contract to sell U.S. dollars, in payment of N.I.S.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments, which were held by the Company at September 30 2005, and are sensitive to the above market risks.

During the nine months ended September 30, 2005, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2004.

Interest Rate Risks

At September 30, 2005, the Company had financial assets totaling $30.4 million and financial liabilities totaling $123.5 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2005, the Company had fixed rate financial assets of $30.4 million and held no variable rate financial assets. Holding other variables constant, a ten percent increase in interest rates would decrease the unrealized fair value of the fixed financial assets by approximately $0.1 million.

At September 30, 2005, the Company had fixed rate debt of $3.5 million and variable rate debt of $120.0 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.6 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2005, the Company entered into a foreign exchange forward purchase contract to partially hedge this exposure. At September 30, 2005, the Company held a $10.0 million foreign exchange forward purchase contracts to purchase U.S. Dollars and a U.S. $0.9 million open foreign currency forward exchange contract to sell U.S. dollars. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation (loss) reflected in the Company’s accumulated other comprehensive (loss) would increase by $1.3 million, and in the statements of operations, a ten percent devaluation of the foreign currency would decrease net earnings in the amount of approximately $2.6 million.

Securities Price Risk

The Company’s investments at September 30, 2005, included marketable securities (trading and available-for-sale), which are recorded at fair value of $46.1 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $4.6 million.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings:

Ampal Communications L.P.

1.	On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., MIRS Communications Ltd.(MIRS), Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, and Shimon Tal (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS.

Ampal Communications L.P. requested the Court to issue relief as follows:

A.	Declaring that the business of MIRS is conducted in such a way as to be prejudicial to the rights of Ampal Communications L.P. as a minority shareholder;

B.	Appointing an appraiser to conduct a valuation of MIRS and Ampal Communications L.P.‘s holdings therein, which will encompass a review of the way MIRS conducts its business, including a review of the related party transactions between MIRS and Motorola Israel Ltd. and/or any other of the Defendants;

C.	Instructing each of the Defendants to acquire and purchase from Ampal Communications L.P. the shares it holds in MIRS at the highest of the following prices:

(1)	based on a company valuation of MIRS as presented to Ampal Communications L.P. by Motorola prior to the signing of the Share Purchase Agreement for MIRS; or

(2)	based on the amount paid by Ampal Communications L.P. for its share holding in MIRS plus linkage to the Israeli consumer index and interest; or

(3)	based on the company valuation that will be determined by the valuation specified in Section B above, excluding any material negative effect brought about by the Defendants’ omissions and/or negligence in their management of MIRS, all as may be assessed and computed by the appraiser specified in Section B above;

D.	Determining that each of the individual Defendants, as officers in MIRS, has violated his respective fiduciary obligations towards Ampal Communications L.P. as a minority shareholder in MIRS; and

E.	Declaring that the Share Purchase Agreement pursuant to which Ampal Communications L.P. acquired its shareholding in MIRS and the Shareholders Agreement in respect thereof, are void.

Part II – OTHER INFORMATION (CONT.)

2.	On May 24, 2004 and on May 31, 2004 the Defendants requested the district court to strike out the claim in limine, on the grounds that Ampal had allegedly not paid sufficient fees when filing the claim, and further requested an extension of the time for filing statements of defense until after the district court had reached a decision regarding the request to strike out the claim. Ampal and the Defendants filed various responses and on June 30, 2004, the district court requested the Attorney General to furnish an opinion regarding the Defendants’ request before issuing its own decision. On October 11, 2004 the Attorney General furnished its opinion that supported the Defendants’ request that Ampal should pay the fees calculated on the basis of the value of the requested remedies in the claim.

On November 10, 2004 Ampal filed its response. The Court also decided that the statements of defense should be filed 10 days after it issues its decision regarding the striking out of the claim.

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $ 765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal.

4.	On August 30, 2005, the Company, through Ampal Communications L.P. entered into a Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israel Ltd., Ampal Communications L.P. and MIRS (the “Agreement”) to sell Motorola Israel Ltd. all of its holdings of MIRS. In connection with the closing of the transactions contemplated by this Agreement the existing lawsuit among the parties and other relating to MIRS was dismissed. Please see Subsequent Event for information regarding the Company’s sale of its holdings in MIRS.

SUBSEQUENT EVENT

On October 3, 2005 the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of $67.7 million for the purchase price and an additional $ 21.3 million related to guaranteed dividend payments. Approximately $ 74.0 million of the proceeds was used to repay all outstanding debt to banks incurred in connection with making the MIRS investment, and the Company received US$ 15.0 million ($11.0 million after the deduction of minority interest) of net proceeds from the sale.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on September 28, 2005. The following proposals were approved by the margins indicated below:

To elect seven (7) directors to the Board of Directors of the Company to hold office for one year terms and until their respective successors shall be elected and qualified:

Names	For	Withheld Authority

Yosef A. Maiman	17,562,373	537,189

Jack Bigio	17,562,263	537,299

Leo Malamud	18,048,666	50,896

Dr. Joseph Yerushalmi	18,048,583	50,979

Yehuda Karni	17,853,612	245,950

Eitan Haber	17,853,825	245,737

Menahem Morag	17,854,125	245,437

To ratify the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005:

For	Against	Abstain

18,084,559	12,990	2,013

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Gain (Loss) per Share of Class A Stock.

31.1	Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 10, 2005

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