Form 10-K
period 2005-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2006-03-29
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

        The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $33,398,212 based upon the closing market price of such stock on that date. As of March 6, 2006, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock is 20,157,772.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-K

Page

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	74

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OF AMPAL-AMERICAN ISRAEL CORPORATION

PART I

ITEM 1.	BUSINESS

As used in this report (the “Report”), the term “Ampal” or “registrant” refers to Ampal-American Israel Corporation. The term “Company” refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

For industry segment financial information and financial information about foreign and domestic operations, see Note 13 to the Company’s consolidated financial statements included elsewhere in this Report. The companies described below under –“Telecommunication,” “High Technology” and “Capital Markets and Other Holdings” are included in the Finance segment. The companies described under “Real Estate” are included in the Real Estate segment. The companies described under “Leisure-Time” are included in the Leisure-Time segment.

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

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis on the following sectors: Energy, Real Estate and Project Development and Leisure Time. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

On December 1, 2005, the Company acquired a 2% interest in East Mediterranean Gas Company, an Egyptian joint stock company which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin. On October 3, 2005, the Company sold its interest in MIRS Communications Ltd. which it held through Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest.

Listed below by industry segment are all of the substantial investee companies in which the Company had ownership interests as of December 31, 2005, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. The table below also indicates whether the investee’s securities are listed on the New York Stock Exchange (“NYSE”), NASDAQ National Market (“Nasdaq”), the American Stock Exchange (“AMEX”) or the Tel Aviv Stock Exchange (“TASE”). Further information with respect to the more significant investee companies is provided after the following table. For additional information concerning the investee companies, previously provided annual reports on Forms 10-K of Ampal are incorporated by reference herein.

Industry Segment	Principal Business	Percentage as of December 31, 2005(1)

Energy

East Mediterranean Gas Company (E.M.G)	Natural Gas Provider & Pipeline Owner	2.0

Real Estate
Am-Hal Ltd	Chain of Senior Citizen Facilities	100.0
Ampal (Israel) Ltd	Holding Company and Real Estate	100.0
Bay Heart Limited	Shopping Mall Owner/Lessor	37.0
Ophir Holdings Ltd. ("Ophir Holdings")	Holding Company	42.5
Lysh The Coastal High-way Ltd	Commercial Real Estate	10.6	(2)
Meimadim Investments Ltd.	Commercial Real Estate	4.2	(2)
New Horizons (1993) Ltd	Commercial Real Estate	34.0	(2)

Leisure-Time
Coral World International Limited	Underwater Observatories and Marine Parks	50.0
Country Club Kfar Saba Limited	Country Club Facility	51.0
Hod Hasharon Sport Center (1992)
Limited Partnership	Country Club Facility	50.0

Finance:

Capital Markets and Other Holdings
Ampal Development (Israel) Ltd	Holding Company	100.0
Ampal Holdings (1991) Ltd	Holding Company	100.0
Carmel Container Systems Limited	Packaging Materials and Carton Production
	Holding Company	21.8
Fimi Opportunity Fund, L.P	Investment Fund	2.1

High Technology		--
Telecommunication		--

(1)	Based upon current ownership percentage. Does not give effect to any potential dilution.

(2)	As of December 31, 2005, Ophir Holdings held the following percentage interests:

Lysh The Coastal High-way Ltd.	25.0
Meimadim Investments Ltd.	10.0
New Horizons (1993) Ltd.	80.0

The Company’s percentage interest in the above-referenced companies set forth in the chart reflects the Company’s 42.5% ownership of Ophir Holdings.

Significant Developments Since the Fiscal Year Ended December 31, 2005

None

Energy

        EAST MEDITERRANEAN GAS COMPANY (“EMG”)

        On December 1, 2005, the Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, entered into an agreement with Merhav M.N.F. Ltd. (“Merhav”) for the purchase from Merhav of a portion of its interest in EMG. Under the terms of the transaction, the Company acquired the beneficial ownership of 1,200 shares of EMG’s capital stock, representing a 2% beneficial ownership in EMG. The purchase price for the shares was $29,960,000. Additionally, the Company was granted the exclusive right to negotiate to acquire a substantial portion of Merhav’s remaining shares of EMG. The Company also has the right for a period of time to require Merhav to repurchase the EMG interest.

        EMG is an Egyptian joint stock company organized in accordance with the Egyptian Special Free Zones system which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin and other countries. Egyptian natural gas shall reach the Israeli market via an underwater pipeline owned by EMG, which EMG expects to be completed during 2007. (See also Item 7. Related Party Transactions).

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

        On April 7, 2005 Am-Hal Ltd. entered into an agreement to build a new project in Tel-Aviv. Am-Hal Ltd. holds 75% of the new project through a limited partnership (Ad 120 Ramat-Hahayal), the project, which is in its early stages, is still subject to further regulatory and financing approvals.

        AMPAL HOLDINGS (1991) LTD. (“AMPAL HOLDINGS”)

        In 2004, as part of the Company’s reorganization of certain of its wholly owned subsidiaries, Ampal Holdings purchased most of the high-tech investee companies from Ampal Industries (Israel) Ltd. In 2005, Ampal Holdings sold most of its investee companies.

        AMPAL (ISRAEL) LTD. (“AMPAL ISRAEL”)

        In 2004, as part of the Company’s reorganization of certain of its wholly owned subsidiaries, Ampal Israel purchased various investee companies from Ampal Industries (Israel) Ltd.

        OPHIR HOLDINGS LTD. (“OPHIR HOLDINGS”)

        Ophir Holdings is a holding company that owns interests in real estate companies and is owned 42.5% by the Company. The Company and Polar Investments Ltd., which owns 57.5% of Ophir Holdings, are parties to a shareholders’ agreement regarding joint voting, directorships and rights of first refusal with respect to Ophir Holdings.

        Ophir Holdings’ owns a 25% equity interest in Lysh The Coastal High-way Ltd. (“Lysh”). Lysh has a 50% holding in Beit Herut-Lysh Development Company Ltd. (“BHL”), which is constructing a 180,000 square foot commercial project for rental near Moshav Beit Herut on land owned by the Israeli Land Authority. Ophir Holdings has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2005, BHL had taken out bank loans of approximately $14.3 million, by drawing on a credit line extended by a financial institution in connection with the project.

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

        BAY HEART LIMITED (“BAY HEART”)

        Bay Heart was established in 1987 to develop and lease a shopping mall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. The total cost of the Mall was approximately $53 million, which was financed principally with debt instruments. A train station on the west side of the Mall was completed in September 2001. A transportation complex, in conjunction with a subsidiary of Egged Bus Corporation, was opened in January 2002. The Company owns 37% of Bay Heart. Bay Heart has refinanced the loan relating to the Mall, which loan has a fifteen years term. Bay Heart received an additional approval for NIS. 18.5 million for renovating the Mall which started in 2005. The Company has agreed to guarantee a portion of the new loan in an amount equal to NIS 6.8 million.

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

        Coral World’s parks hosted 1,034,283 visitors during 2005. Coral World has approximately 220 full-time equivalent positions as of December 31, 2005.

        Coral World has entered into a joint development project for a new marine park in Palma de Majorca which is scheduled to open at the end of 2006.

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

        The Club, which has a capacity of 2,000 member families, had approximately 1,735 member families for the 2005 season. The Company owns 51% of Kfar Saba.

        HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP (“HOD HASHARON”)

        Hod Hasharon operates a country club facility (the “H.H. Club”) in Hod Hasharon, a town north of Tel Aviv. The H.H. Club, which opened in July 1994 and has a capacity of 1,600 member families, has operated at capacity for the past three years. In 2005, the H.H. Club repaid owner’s loans of $0.2 million to each of the partners. As of December 31, 2005, the Company holds a 50% direct interest in Hod Hasharon.

Capital Markets And Other Holdings

        AMPAL DEVELOPMENT (ISRAEL) LTD. (“AMPAL DEVELOPMENT”)

        Ampal Development, a wholly owned subsidiary of the Company, issued debentures which were publicly traded on the TASE. An aggregate of approximately $2.0 million of these debentures were outstanding as of December 31, 2004. On March 1, 2005, Ampal Development paid off all of its outstanding and remaining debentures which were publicly traded on the TASE.

        CARMEL CONTAINERS SYSTEMS LIMITED (“CARMEL”)

        Carmel is one of the leading Israeli companies in designing, manufacturing and marketing carton boards and packaging products. Carmel and its subsidiaries manufacture a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes. The Company’s equity interest in Carmel is 21.75%. As of December 31, 2005, the Company accounts for this investment pursuant to the equity method as $2.4 million (which includes impairment in an amount of $3.0 million).

EMPLOYEES

        On March 31, 2004, the Company closed its New York office located at 555 Madison Ave, New York, New York. Other than the executives officers listed in Item 11 below, Ampal has no other employees. As of December 31, 2005, Ampal (Israel) Ltd. had 13 employees, Am-Hal Ltd. (a wholly owned subsidiary of Ampal) had 170 employees and Country Club Kfar Saba Ltd. (owned 51% by the Company) had 103 employees.

        Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

        Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the “PA”). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. Political developments in Israel, notably the ability of the Hamas movement to win a majority of seats in the Palestinian parliament has increased the economic, political and military uncertainty in Israel and the Middle East. See Item 1A “Risk Factors” below for further discussion of the possible impact of this situation on the Company.

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

Economic and Financial Developments

        In 2005, unemployment in Israel averaged 9.0%. The rate of unemployment in 2004 averaged 10.4% as compared to 10.7% in 2003. Management believes that the decrease resulted mainly from the improvement in the industrial and high tech sectors and the Israeli government’s employment initiatives.

        2005 was characterized by rapid growth in all components of Israeli GDP. The GDP grew by 5.2% and the business-sector product grew by 6.7%. In 2004 and 2003, GDP growth was 4.4% and 1.7%, respectively.

        The change in consumer price index in 2005 was 2.4% compared to 1.2 % in 2004.

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

TAX INFORMATION

        Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. Through December 31, 2003, the corporate tax rate was 36%. In July 2004, Amendment No. 140 to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 – 35%, 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26% and for 2010 and thereafter – 25%.

        A tax treaty between Israel and the United States became effective on January 1, 1995 (“the Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

        Ampal generated income from interest and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file tax returns, with the Israeli tax authorities with respect to such income. Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies (20% as of January 1, 2006). This rate may be reduced to either 15% or 12.5%, (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company, from which the dividend is distributed (by contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are subject to tax at a rate of 25%; or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%).

        Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed tax returns with the Israeli tax authorities through the tax year 2004. Based on the tax returns filed by Ampal through 2004, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be effective in the future. This arrangement does not apply to taxation of Ampal’s Israeli subsidiaries.

        Generally, under the provisions of the Israeli Income Tax Ordinance, taxable income from Israeli sources paid to non-residents of Israel by residents of Israel is subject to withholding tax at the rate of 25%. However, such rate of withholding tax may be reduced under the Treaty, with respect to certain payments made by Israeli tax residents to US tax residents that qualify for benefits of the Treaty. For example, under the Treaty, the rate of withholding tax applicable to interest is generally reduced to 17.5%. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based, among other things, on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel. As of January 1, 2006, a different withholding rate may apply.

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

        Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli tax residents if they elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index(1). The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the rate of 25%. However, Real Capital Gains arising from the sale of capital assets that had been acquired prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely – the portion of the gain attributed to the period before January 1, 2003 shall be subject to tax at a rate equal to the corporate tax rate in affect at the time of the sale (in 2005 – 34%), whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the preferential rate of 25%. This 25% preferential tax rate may also apply to a certain portion of the profit upon the sale of Israeli shares.

        Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies. Amendment No. 147 introduces a broader exemption under domestic law for non-residents regardless of their percentage holding in an Israeli company (not holding real estate rights) to include capital gains from the sale of securities (even where not traded in Israel) ,which were purchased between July 1, 2005 through December 31, 2006, provided certain conditions are met.

        The Income Tax Law (Adjustment for Inflation), 1985, which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders’ equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. Conversely, if the depreciated cost of Fixed Assets exceeds shareholders’ equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

        Individuals and companies in Israel pay VAT at a rate of 16.5% (17% until August 2005) of the price of assets sold and services rendered. However, according to a Temporary Order issued by the state of Israel the VAT rate was increased from 17% to 18% for the period commencing on June 15, 2002 and ending on December 31, 2003. This period was extended by an additional two months and was terminated on February 29, 2004, when the VAT rate was reduced back to 17%. In computing its VAT liability, Ampal’s Israeli subsidiaries are entitled to claim as a deduction input VAT it has incurred with respect to goods and services acquired for the purpose of the business.

United States Federal Taxation of Ampal

        Ampal and its United States subsidiaries (in the following discussion, generally referred to collectively as “Ampal U.S.”) are subject to United States taxation on their taxable income, as computed on a consolidated basis, from domestic as well as foreign sources. The gross income of Ampal U.S. for United States tax purposes includes or may include (i) income earned directly by Ampal U.S., (ii) Ampal U.S.‘s pro rata share of certain types of income, primarily “subpart F income” earned by certain Controlled Foreign Corporations in which Ampal U.S. owns or is considered as owning 10 percent or more of the voting power; and (iii) Ampal U.S.‘s pro rata share of ordinary income and capital gains earned by certain Passive Foreign Investment Companies in which Ampal U.S. owns stock, and with respect to which Ampal has elected that such company be treated as a Qualified Electing Fund. Subpart F income includes, among other things, dividends, interest and certain rents and capital gains. Since 1993, the maximum rate applicable to domestic corporations is 35%.

(1)     Beginning January 1, 2006, the section of the Israeli Tax Ordinance under which the regulations providing such tax exemption to non-Israeli residents were promulgated, was rescinded. It is therefore unclear whether this exemption shall continue to be applicable

        Certain of Ampal’s non-U.S. subsidiaries have elected to be treated as partnerships for U.S. tax purposes. As a result, Ampal is generally subject to US tax on its distributive share of income earned by such subsidiaries (generally computed with reference to Ampal’s proportionate interest in such entity), as it is earned, i.e. – without regard to whether or not such income is distributed by the subsidiary. Certain of Ampal’s wholly-owned non-U.S. subsidiaries have elected to be treated as “disregarded entities” for U.S. federal tax consequences. As a result, Ampal is subject to US tax on all income earned by such subsidiaries, as it is earned.

        Ampal U.S. is generally entitled to claim as a credit against its United States income tax liability all or a portion of income taxes, or of taxes imposed in lieu of income taxes, paid to foreign countries. If Ampal U.S. receives dividends from a non-US corporation in which it owns 10% or more of the voting stock, Ampal U.S. is treated (in determining the amount of foreign income taxes paid by Ampal U.S. for purposes of the foreign tax credit) as having paid the same proportion of the foreign corporation’s post-1986 foreign income taxes as the amount of such dividends bears to the foreign corporation’s post-1986 undistributed earnings.

        In general, the total foreign tax credit that Ampal U.S. may claim is limited to the same proportion of Ampal U.S.‘s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, US and non-US. This limitation is applied separately with respect to various items of income (“baskets”), which may further limit Ampal’s ability to claim foreign taxes as a credit against its U.S. tax liability. The use of foreign taxes as an offset against United States tax liability is further limited by certain rules pertaining to the sourcing of income and the allocation of deductions. As a result of the combined operation of these rules, it is possible that Ampal U.S. would exercise its right to elect to deduct the foreign taxes, in lieu of claiming such taxes as a foreign tax credit.

        Ampal U.S. may also be subject to the alternative minimum tax (“AMT”) on corporations. Generally, the tax base for the AMT on corporations is the taxpayer’s taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits as well as net operating losers (“NOLs”) both of which are separately calculated under AMT rules and both of which are generally limited to 90% of AMT liability as specially computed for this purpose. The 90% limitation of the foreign tax credit allowed against AMT was repealed in the Jobs Creation Act of 2004, effective for tax years beginning after December 31, 2004.

FORWARD-LOOKING STATEMENTS

        This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-K) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe”, “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

ITEM 1A.	RISK FACTORS

        An investment in our securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report on Form 10-K or that we make in other filings with the SEC under the Securities and Exchange Act of 1934 or in other public statements. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase, sell or hold our securities:

Because most of the companies in which we invest conduct their principal operations in Israel, we may be adversely affected by the economic, political, social and military conditions in the Middle East.

        Most of the companies in which we directly or indirectly invest conduct their principal operations in Israel. We may, therefore, be directly affected by economic, political, social and military conditions in the Middle East, including Israel’s relationship with the Palestinian Authority and Arab countries. In addition, many of the companies in which we invest are dependent upon materials imported from outside of Israel, including East Mediterranean Gas Company, an Egyptian joint stock company in which we own a 2% stake. We also have interests in companies that export significant amounts of products from Israel. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities should occur in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States. Any such effects may impact our value and the value of our investee companies.

The SEC may re-examine, suspend or modify our exemption from the Investment Company Act of 1940, as amended.

        In 1947, the SEC granted us an exemption from the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to an exemptive order. The exemptive order was granted based upon the nature of our operations, the purposes for which we were organized, which have not changed, and the interest of purchasers of our securities in the economic development of Israel. There can be no assurance that the SEC will not re-examine the exemptive order and revoke, suspend or modify it. A revocation, suspension or material modification of the exemptive order could materially and adversely affect us unless we were able to obtain other appropriate exemptive relief. In the event that we become subject to the provisions of the 1940 Act, we could be required, among other matters, to make changes, which might be material, to our management, capital structure and methods of operation, including our dealings with principal shareholders and their related companies.

As most of our investee companies conduct business outside of the United States, we are exposed to foreign currency and other risks.

        We are subject to the risks of doing business abroad, including, among other risks, foreign currency exchange rate risks, changes in interest rates, equity price changes of our investee companies, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war. No assurances can be given that we will be protected from future changes in foreign currency exchange rates that may impact our financial condition or performance.

        Foreign securities or illiquid securities in our portfolio involve higher risk and may subject us to higher price volatility. Investing in securities of foreign issuers involves risks not associated with U.S. investments, including settlement risks, currency fluctuations, local withholding and other taxes, different financial reporting practices and regulatory standards, high costs of trading, changes in political conditions, expropriation, investment and repatriation restrictions, and settlement and custody risks.

Changes in accounting standards and taxation requirements could affect our financial results.

        New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in the numerous jurisdictions in which we generate revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions.

The loss of key executives could cause our business to suffer.

        Yosef A. Maiman, our Chairman, and other key executives have been key to the success of our business to date. The loss or retirement of such key executives services could adversely affect us.

Y.M. Noy Investments Ltd.‘s control of us could discourage attempts to acquire us.

        Y.M. Noy Investments Ltd., an Israeli company held approximately 58.29% of the voting power of our Class A Stock as of March 6, 2006. Yosef A. Maiman, the Chairman of our board of directors, owns 100% of the economic shares and one-third of the voting shares of Y.M. Noy Investments Ltd. In addition, Mr. Maiman holds an option to acquire the remaining two-thirds of the voting shares of Y.M. Noy Investments Ltd. (which are currently owned by Ohad Maiman and Noa Maiman, the son and daughter, respectively, of Mr. Maiman). By virtue of its ownership of Ampal, Y.M. Noy Investments Ltd. is able to control our affairs and to influence the election of the members of our board of directors. Y.M. Noy Investments Ltd. also has the ability to prevent or cause a change in control of Ampal.

Because we are a “controlled company,” we are exempt from complying with certain Nasdaq listing standards.

        Because Y.M. Noy Investments Ltd. own more than 50% of our voting power, we are deemed to be a “controlled company” under the rules of the Nasdaq National Market. As a result, we are exempt from the Nasdaq rules that require listed companies to have (i) a majority of independent directors on the board of directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the board of directors. Accordingly, our directors who hold management positions or who are otherwise not independent have greater influence over our business and affairs.

Our activities could be restricted as a result of agreements between our controlling shareholder and its lender.

        Based upon statements of beneficial ownership filed with the SEC by Y.M. Noy Investments ltd., Yosef A. Maiman, Ohad Maiman and Noa Maiman, the repayment of the borrowed funds used to finance Y.M. Noy Investment’s Ltd.‘s acquisition of a controlling interest in us, consisting of 11,444,112 shares of our Class A Stock, was principally financed by Bank Leumi Le-Israel B.M. According to the statements of beneficial ownership, the repayment of the borrowings are guaranteed by a personal guarantee by Mr. Maiman and secured by Y.M. Noy Investment Ltd.‘s pledge of such shares of our Class A Stock to the bank.

        The statements of beneficial ownership report that the pledge agreement with the bank includes restrictions on Y.M. Noy Investments Ltd.‘s voting rights and grants the bank certain voting rights with respect to the pledged shares, and that its credit agreement with the bank requires Y.M. Noy Investments Ltd. to maintain a controlling interest in us for so long as any amounts remain outstanding pursuant to the credit facilities. The statements of beneficial ownership also report that Y.M. Noy Investments Ltd. agreed that it will cause us to not issue any shares of our Class A Stock or options to acquire shares of our Class A Stock, except for employee stock options to our employees, consultants and directors and provided that Y.M. Noy Investments Ltd. owns at least 50.1% of Ampal. In addition, the statements of beneficial ownership reported that Y.M. Noy Investments Ltd. has agreed, unless it has received the prior consent of the bank and until the borrowings have been repaid in full, to cause us to refrain from making any decisions with regard to our winding-up, change in corporate structure, reorganization or merger. The statements of beneficial ownership also reported that Y.M. Noy Investments Ltd. has agreed, unless it has received the prior consent of the bank, not to sign any voting or other agreement regarding the shares and to oppose any change in our certificate of incorporation and by-laws and any resolution or other act which will or might result in the dilution of Y.M. Noy Investments Ltd.‘s interest in Ampal.

We do not typically pay cash dividends on our Class A Stock.

        We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem debentures. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on Nasdaq fluctuates and has traded in the past at less than our book value per share.

        Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of December 31, 2005, the market price on Nasdaq of $3.95 per share of our Class A Stock is less than our book value of $4.43 per share calculated in accordance with our consolidated financial statements. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than you paid for them.

We do not publish the value of our assets.

        It is our policy not to publish the value of our assets or our views on the conditions of or prospects for our investee companies. To the extent the value of our ownership interests in our investee companies were to experience declines in the future, our performance would be adversely impacted.

Our Class A Stock may not be liquid.

        Our Class A Stock is currently traded on Nasdaq. The trading volume of our Class A Stock may be adversely affected due to the limited marketability of our Class A Stock as compared to other companies listed on Nasdaq. Accordingly, any substantial sales of our Class A Stock may result in a material reduction in price of our Class A Stock because relatively few buyers may be available to purchase our Class A Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

        Ampal’s corporate headquarters in Israel, which is owned by the Company, is located at 111 Arlozorov Street in Tel Aviv.

        Ampal currently leases an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $119,794. On March 31, 2004, the Company closed this office. The office space has been subleased.

        Country Club Kfar Saba Ltd. occupies a 7-1/4 acre lot in the town of Kfar Saba which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2005 totaled $179,619.

        Other properties of the Company are discussed elsewhere in this Report. See “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

        Ampal Communications L.P.

    1.        On May 10, 2004, Ampal Communications L.P., a limited partnership controlled by Ampal and in which Ampal holds a 75% equity interest, filed a claim in the Tel-Aviv District Court against Motorola Communications Israel Ltd., MIRS Communications Ltd.(“MIRS”), Motorola Israel Ltd., Elisha Yanai, Peter Brum, Rami Guzman, Nathan Gidron, and Shimon Tal (collectively, the “Defendants”), for injunctive and declaratory relief as described below. The claim is in connection with the exploitation by the defendants of Ampal Communications’ minority rights by virtue of its 33% holding in MIRS.

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

    5.        On October 3, 2005 the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of $67.7 million for the purchase price and an additional $ 21.3 million related to guaranteed dividend payments. Approximately $ 74.0 million of the proceeds was used to repay all outstanding debt to banks incurred in connection with making the MIRS investment, and the Company received US$ 15.0 million ($11.0 million after the deduction of minority interest) of net proceeds from the sale.

        Galha

        On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 10,249,609 ($2.2 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,022,085 ($873,800) if a final judgment against the Company will be given.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OFEQUITY SECURITIES

PRICE RANGE OF CLASS A STOCK

        Ampal’s Class A Stock is listed on Nasdaq under the symbol “AMPL”. The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2005 and 2004, as reported by Nasdaq and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low

2005:
Fourth Quarter	4.05	2.80
Third Quarter	4.09	3.21
Second Quarter	4.29	3.52
First Quarter	4.38	3.61

2004:
Fourth Quarter	4.20	3.27
Third Quarter	3.70	2.65
Second Quarter	3.87	2.81
First Quarter	4.20	2.88

        As of March 6, 2006, there were approximately 731 record holders of Class A Stock.

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

        Dividends on all classes of Ampal’s shares of preferred stock are payable as a percentage of par value. The holders of Ampal’s presently authorized and issued 4% Preferred Stock and 6 1/2% Preferred Stock (each having a $5.00 par value) are entitled to receive cumulative dividends at the rates of 4% and 6 1/2% per annum, respectively, payable out of surplus or net earnings of Ampal before any dividends are paid on the Class A Stock. If Ampal fails to pay such dividend to the preferred stockholders in any calendar year, such deficiency must be paid in full, without interest, before any dividends may be paid on the Class A Stock. If, after the payment of all cumulative dividends on the preferred stock and a non-cumulative 4% dividend on the Class A Stock, there remains any surplus, any dividends declared are to be participated in by the holders of 4% Preferred Stock and Class A Stock, pro rata. On December 18, 2005, Ampal announced that its Board had declared cash dividends on its classes of preferred stock ($0.325 per share on its 6 1/2% classes of preferred stock and $0.20 per share on its 4% Preferred Stock). The dividends were paid on December 30, 2005.

        For equity compensation plan information required Item 2.01(d) of Regulation S-K, please see Item 12 below.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal year ended December 31,
FISCAL YEAR ENDED DECEMBER 31,	2005	2004	2003	2002	2001
	(U.S. Dollars in thousands, except per share data)

Revenues	$30,530	$31,464	$51,814	$16,732	$29,062

Net income (loss)	$(5,958)	$(18,385)	$8,847	$(44,047)	$(6,974)
Earnings (loss) per Class A Share(1):
Basic EPS	$(0.31)	$(0.94)	$0.42	$(2.27)	$(0.38)
Diluted EPS	$(0.31)	$(0.94)	$0.40	$(2.27)	$(0.38)
Total assets	$210,904	$304,947	$354,367	$323,699	$383,833

Notes and loans and debentures Payable	50,366	120,796	138,334	136,803	145,901

(1)	Computation is based on net income (loss) after deduction of preferred stock dividends (in thousands) of $191, $200, $213, $218 and $227 for the years ended 2005, 2004, 2003, 2002 and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on a broad cross-section of Israeli companies engaged in various market segments including Energy, Real Estate, Project Development and Leisure Time.

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

        The results of investee companies which are greater than 50% owned by us are included in the consolidated financial statements. We account for our holdings in investee companies over which we exercise significant influence, generally 20% to 50% owned companies (“affiliates”), under the equity method. Under the equity method, we recognize our proportionate share of such companies’ income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above our carrying value per share for such affiliate results in our recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below our carrying value per share for such affiliate results in our recognizing a loss for the period in which such issuance is made. We account for our holdings in investee companies, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, we review investments accounted for under the cost method and those accounted for under the equity method periodically in order to determine whether to maintain the current carrying value or to write off some or all of the investment. For more information as to how we make these determinations, see “Critical Accounting Policies.”

        For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel (“NIS”), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the NIS be devalued against the U.S. dollar, cumulative translation adjustments are likely to result in a reduction in shareholders’ equity. As of December 31, 2005, the accumulated effect on shareholders’ equity was a decrease of approximately $19.7 million. Upon disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

        The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Annual Report for the fiscal year ended December 31, 2005 for a summary of all of Ampal’s significant accounting policies.

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

        Investment in MIRS

        Our investment in MIRS, which we sold on October 3, 2005, was accounted for at cost (our equity interest was 25%). The cost method was applied due to preference features we were granted in our investment in preferred shares in MIRS. Revenues from guaranteed dividend payments from Motorola were recognized as income. We performed annual tests for impairment regarding our investment in MIRS. Our assessment of our investment in MIRS as of December 31, 2005, resulted in an impairment charge of $13.3 million (see also, Item 1 “Business”, “Results of Operations” and “Debt” below and Note 2 to the Consolidated Financial Statements).

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

        Long- lived assets

        On January 1, 2002, Ampal adopted SFAS 144, “Accounting for the Impairment or Disposal of LongLived Assets.” SFAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

        Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely outside the United States. In 2005, there were no undistributed earnings from foreign subsidiaries.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAS 123 (Revised 2004) Share-based Payment

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of FAS 123R.

        FAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 – “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim period after June 15, 2005 (January 1, 2006 for the Company). Early adoption of FAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grantdate fair value as previously calculated for the pro-forma disclosure under FAS 123.

        The Company estimates that the cumulative effect of adopting FAS 123R, as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of December 31, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2005 and prior to the adoption of FAS 123R.

        The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated.

        The Company expects, based on the awards outstanding as of December 31, 2005, that this statement will have an estimated effect of $0.8 million on it’s financial position and results of operations in 2006.

FAS 154 - Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3

        In June 2005, the Financial Accounting Standards Board issued FAS No. 154,“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3". This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2006 for the Company). We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004:

        The Company recorded a consolidated net loss of $6.0 million for the fiscal year ended December 31, 2005, as compared to $18.4 million loss for the same period in 2004. The decrease in net loss is primarily attributable to an increase in earnings of affiliates, an increase in interest income and a decrease in loss from impairment of investments. The decrease in net loss was partially offset by a decrease in realized and unrealized gains from marketable securities and investments and an increase in translation losses in 2005, as compared to 2004.

        Income from equity of affiliates increased to $6.7 million for the fiscal year ended December 31, 2005 as compared to $4.0 million for the fiscal year ended in 2004. The increase is primarily attributable to a $6.6 million gain recorded by Ophir Holding Ltd. as a result of the sale of all its holdings in Industrial Building Corporation Ltd.

        In the fiscal year ended December 31, 2005, the Company recorded $14.0 million in losses from the impairment of its investments and loans relating primarily to MIRS ($13.3 million) and Shiron Satelite Communications (1996) Ltd. (“Shiron Ltd.”) ($0.6 million). On October 3, 2005, the Company, through Ampal Communications L.P., a limited partnership controlled by the Company, completed the previously announced sale to Motorola Israel Ltd. of all of its holdings of MIRS pursuant to the terms of a Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israel, Ampal Communications L.P. and MIRS. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of $67.7 million for the purchase price and an additional $ 21.3 million related to guaranteed dividend payments. In the fiscal year ended December 31, 2004, the Company recorded $38.8 million in losses from the impairment of its investments and loans which was comprised primarily of the following losses: MIRS ($30.0 million), ShellCase ($3.8 million) and Star Management ($1.6 million).

        During the fiscal year ended December 31, 2005, Ampal recorded $2.7 million of realized losses on investments, as compared to $6.0 million of realized gains in the same period in 2004. The loss recorded in 2005 was primarily attributable to the third-party investment in the high-tech portfolio (which is treated as a disposition for accounting purposes) which resulted in a $7.3 million loss ($4.6 net loss after tax). This loss was partially offset by the gain recorded from the sale of all of Ampal’s shares of Modem Art Ltd. ($3.3 million gain) and the sale of all of its shares in Epsilon investment ($1.4 million gain). The $6.0 million gain recorded in 2004 is mainly attributable to the sale of PowerDsine Ltd. and the sale of assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”).

        The Company recorded realized and unrealized gains from marketable securities in the amount of $3.2 million in the year 2005 as compared to $1.9 million in 2004.

        The increase in real estate income and expenses in 2005 as compared to 2004 is primarily attributable to the increase in the tenant occupancy rate in Am-Hal Ltd.

        Other income realized by the Company is principally composed of guaranteed dividend payments from Motorola equal to $7.1 million for the years ended December 31, 2005, and December 31, 2004.

        The Company recorded higher interest income in the fiscal year ended December 31, 2005, as compared to the same period in 2004, primarily as a result of a $0.7 million gain from forward contracts to purchase U.S. Dollars and increases in interest rates.

        The Company recorded an interest expense of $5.3 million in the fiscal year ended December 31, 2005, as compared to $4.9 million in the same period in 2004, primarily as a result of increases in applicable interest rates.

        The management of the Company currently believes that inflation has not had a material impact on the Company’s operations.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. Dollars in thousands, except per share data)
	Unaudited

Fiscal Year Ended December 31, 2005
Revenues	$15,634	$5,827	$7,907	$1,162
Net interest expense	(1,017)	(1,439)	(1,143)	(91)
Net (loss) income	6,728	(2,511)	(10,630)	455
Basic EPS:
Earnings (Loss) per Class A share(1)	0.33	(0.13)	(0.53)	0.02
Diluted EPS:
Earnings (Loss) per Class A share	0.30	(0.13)	(0.53)	0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. Dollars in thousands, except per share data)
	Unaudited

Fiscal Year Ended December 31, 2004
Revenues	$7,469	$8,181	$8,912	$6,902
Net interest expense	(715)	(1,236)	(2,117)	(222)
Net (loss) income	(811)	284	(2,545)	(15,313)
Basic EPS:
Earning (Loss) per Class A share(1)	(0.04)	0.01	(0.13)	(0.78)
Diluted EPS:
Earning (Loss) per Class A share	(0.04)	0.01	(0.13)	(0.78)

(1)	After deduction of dividends on the 4% and 6 1/2% Cumulative Convertible Preferred Stock in 2005 and 2004 (in thousands) of $191 and $200, respectively.

See note 17 to the Company Consolidated Annual Statements which describe management decision to correct the disclosure provided by the Statements of Comprehensive Income (Loss) contained in the Company’s periodic reports on Form 10-Q for the three months ending March 31, 2005, six months ending June 30, 2005 and nine months ending September 30, 2005.

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

        During the fiscal year ended December 31, 2004, Ampal recorded $7.9 million of realized and unrealized gains on investments, as compared to $29.8 million of realized and unrealized gains in the same period in 2003. The gains recorded in 2004 are mainly attributable to the sale of assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($2.5 million), (see “Investments”) and approximately 49% of the Company’s holdings in PowerDsine Ltd. (“PowerDsine”) ($3.5 million). The remaining shares of PowerDsine were treated as “available-for-sale” and $2.9 million were recorded as unrealized gains on marketable securities under, “Accumulated Other Comprehensive Loss.” The realized and unrealized gains on investments in 2003 were primarily attributable to the gains on the sale of the Company’s investment in Granite Hacarmel Investments Ltd. (“Granite”) ($20.7 million), Blue Square Israel Ltd. (“Blue Square”) ($2.6 million), Alvarion ($1.4 million), and mutual funds and other securities ($5.1 million).

        During 2003, the Company reduced its holding interest in Granite from 20.4% to 10.5% as a result of a sale of 9.9%. Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in a trading marketable security. The remaining 10.5% interest in Granite was sold in February 2004.

        Equity in earnings of affiliates increased to $4.0 million for the fiscal year ended December 31, 2004 as compared to $2.5 million for the fiscal year ended in 2003. In 2003, a loss of $1.7 million was recorded during the first quarter with respect to the Company’s holdings in Granite.

        The increase in real estate income and expenses in 2004 as compared to 2003 is primarily attributable to the increase in the tenant occupancy rate in Am-Hal Ltd.

        Other income realized by the Company is principally composed of guaranteed dividend payments from Motorola equal to $7.1 million for the years ended December 31, 2004 and 2003.

        The Company recorded lower interest expense in the fiscal year ended December 31, 2004, as compared to the same period in 2003, primarily as a result of repayment of loans.

        In the fiscal year ended December 31, 2004, Ampal recorded $10.2 million of tax benefit which related mainly to the loss from the impairment in our investment in Mirs.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows

        On December 31, 2005, cash, cash equivalents and marketable securities were $62.9 million, as compared with $68.1 million at December 31, 2004.

        The Company has sources of cash from operations, cash from investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

        In addition, the shares of Ophir Holdings Ltd. and government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

        Net cash provided by operating activities totaled approximately $43.2 million for the fiscal year ended December 31, 2005, as compared to approximately $13.1 million provided by the same period in 2004. The change is primarily attributable to (i) the $19.7 million net proceeds from the sale of securities ($32.6 million proceeds offset by $12.9 million invested) as compared to $23.0 million net proceeds from the sale of securities in 2004, (ii) receipt of a $21.3 million dividend from MIRS as part of the sale of MIRS to Motorola Communication Israel Ltd. and (iii) the $4.3 million in dividend payments received from affiliates as compared to $3.3 million in dividend payments received from affiliates in 2004.

        Cash flows from investing activities

        Net cash provided by investing activities totaled approximately $36.7 million for the fiscal year ended December 31, 2005, as compared to approximately $17.7 million provided by for the same period in 2004. The cash provided by investing activities is primarily attributable to the proceeds in the amount of $75.4 million from the disposition of MIRS, High-Tech Portfolio, Epsilon Group, Xpert, Modem Art and certain assets of TP. The cash receipts were offset by our approximately $30 million investment in EMG and a payment of $9.8 million by Am-Hal Ltd. (“Am-Hal”), a wholly owned subsidiary of the Company, to acquire and develop real estate for a new project in Tel-Aviv.

        Cash flows from financing activities

        Net cash used in financing activities was approximately $73.5 million for the fiscal year ended December 31, 2005, as compared to approximately $19.1 million of net cash used in financing activities for the fiscal year ended December 31, 2004.

        The increase in cash used in financing activities is primarily attributable to the repayment in full of the $73.1 million loan which was received from Bank Hapoalim Ltd and Bank Leumi Le-Israel Ltd relating to the MIRS investment, the repayment of $2.5 million of loans by Am-Hal and Ampal which used its own cash to pay down its existing notes payable and debentures in the amount of $5.3 million. Those effects were offset by Am-Hal Ltd. and its minority partner in the new project which borrowed $8.8 million to finance the new project (see cash flow from investing activities). In 2004, the Company paid down its notes payable and debentures in the amount of $18.9 million with cash on hand and by borrowing funds in the amount of $6.5 million.

        Investments

        On December 31, 2005, the aggregate fair value of trading and available-for-sale securities were approximately $38.6 million, as compared to $50.4 million at December 31, 2004. The decrease in 2005 is attributable to the sale of tradable securities in order to finance the $30 million investment in EMG.

a)	In 2005, the Company made the following investments:

1.	On December 1, 2005, the Company acquired a 2.0% interest in EMG from Merhav for $29,960,000. EMG is an Egyptian joint stock company organized in accordance with the Egyptian Special Free Zones system which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin and other countries. (See also Item 7. Related Party Transaction).

2.	An additional investment of $0.7 million in Fimi Opportunity Fund, L.P. (“Fimi”).

b)	In 2005, the Company made the following dispositions:

1.	On October 3, 2005 the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its holdings of MIRS. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of US $67.7 million for the purchase price and an additional US $21.3 million related to guaranteed dividend payments.

2.	During the third and fourth quarter of 2005, one of the holdings of Ampal’s investee companies, TP received proceeds in the amount of $1.1 million from the sale of all its assets in Grapes Communications N.V./S.A. and from the disposition of its holdings in PSINet Europe B.V.

3.	On September 7, 2005 a third-party Israeli based venture fund and certain of its affiliated companies invested $2.65 million in the Company’s high-tech and communications portfolio. Ampal received $2.5 million in connection with this transaction. The Company treated this investment as a disposition for accounting purposes and recorded a loss of $7.3 million ($4.6 million after taxes).

4.	On August 15, 2005 the Company sold its holdings in Epsilon Investment House Ltd. and Renaissance Investment Company Ltd. for $2.0 million and recorded a $1.4 million gain.

5.	On July 11, 2005, the Company sold its holdings in Xpert Ltd. for $0.8 million and recorded a loss of $0.2 million.

6.	On March 8, 2005, the Company sold its holdings in Modem Art Ltd. for $4.4 million and recorded a gain of $3.3 million.

        Related Party transaction

        On December 1, 2005, the Company acquired an interest in EMG from Merhav. EMG is an Egyptian joint stock company organized in accordance with the Egyptian Special Free Zones system which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin and other countries. Egyptian natural gas shall reach the Israeli market via an underwater pipeline owned by EMG, which EMG expects to be completed during 2007. Under the terms of the transaction, the Company acquired a 2% beneficial ownership in EMG for a purchase price of $29,960,000. Additionally, the Company was granted the exclusive right to negotiate to acquire a substantial portion of Merhav’s remaining shares of EMG. The Company also has the right for a period of time to require Merhav to repurchase the EMG interest.

        Yosef A. Maiman, the chairman of the Company’s Board of Directors and the Company’s controlling shareholder, is the sole owner of Merhav. The transaction was approved by a special committee of the Board of Directors composed of the Company’s independent directors. Houlihan Lokey Howard & Zukin Financial Advisors, Inc. acted as financial advisors to the special committee.

        Debt

        Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2006-2010.

        The Company financed a portion of the $9.8 million real estate acquisition by Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Hapoalim, Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of December 31, 2005 the Company had drawn $2.5 million from the facility. As of December 31, 2005 and December 31, 2004 the amounts outstanding under these loans were $13.5 million and $7.7 million, respectively. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates range between 5.4% and 7.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.6 million in favor of tenants of Am-Hal in order to secure their deposits.

         The Company also finances its general operations and other financial commitments through bank loans with Hapoalim. The long-term loans in the amount of $31.3 million mature through 2006-2010.

        Other long term borrowings in the amount of $1.9 million are linked to the Israeli C.P.I and mature between 2006 and 2010 of which an amount of $1.4 million bears no interest. The remaining $0.5 million bears an annual interest of 5.7%.

        The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 6.0% on $15.0 million and 3.5% on $13.0 million in 2005 and 2004, respectively.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

Long-Term Debt	$35,406	$10,443	$12,412	$9,521	$3,030
Short-Term Debt	$14,960	$14,960
Capital Call Obligation(1)	$2,800	$2,800
Operating Lease (2) Obligation	$6,300	$300	$600	$500	$4,900
Capital Lease Obligation	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities Reflected
on the Company's Balance Sheet
Under GAAP	--	--	--	--	--
Total	$59,466	$28,503	$13,012	$10,021	$7,930

(1)	See note 15(d)

(2)	See note 15(a)

        As of December 31, 2005, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $10.3 million. This includes:

1.	$5.8 million guarantee on indebtedness incurred by Bay Heart ($3.5 million of which is recorded as a liability in the Company’s financial statements at December 31, 2005) in connection with the development of its property. Bay Heart recorded losses in 2005 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$3.6 million guarantee to Am- Hal tenants as described above.

3.	$0.9 million guarantee to Galha 1960 Ltd. as described in Item 3 of this Report.

        In each of 2005 and 2004, Ampal paid dividends in the amount of $0.20 and $0.325 per share on its 4% and 6 ½% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in each year amounted to approximately $0.2 million.

        Off-Balance Sheet Arrangements

        Other than the foreign currency contracts specified below, the Company has no off-balance sheet arrangements.

        Foreign Currency Contracts

        The Company’s derivative financial instruments consist of foreign currency forward exchange contracts to purchase or sell US Dollars. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

        As of December 31, 2005, the Company did not have any open foreign currency forward exchange contracts to purchase or sell U.S. Dollars.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

        The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2005, and are sensitive to the above market risks.

        During the fiscal year ended December 31, 2005, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2004.

Interest Rate Risks

        At December 31, 2005, the Company had financial assets totaling $21.4 million and financial liabilities totaling $50.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

        At December 31, 2005, the Company had fixed rate financial assets of $0.3 million and had variable rate financial assets of $21.1 million.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate assets by approximately $0.1 million.

        At December 31, 2005, the Company had fixed rate debt of $5.0 million and variable rate debt of $45.4 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

        The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

        The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2005, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2005, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.2 million, and regarding the statements of income loss a ten percent devaluation of the foreign currency would be reflected in a net decrease in earnings and would be $2.0 million.

Equity Price Risk

        The Company’s investments at December 31, 2005, included marketable securities which are recorded at fair value of $38.6 million, including a net unrealized gain of $0.4 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $3.9 million.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain subsidiaries, whose revenues included in consolidation constitute approximately 14.5% of total consolidated revenues for the year ended December 31, 2003. Also we did not audit the financial statements of certain affiliated companies, the company’s interest in which as reflected in the balance sheets as of December 31, 2005 and 2004 is $14,001 thousands and $13,345 thousands, respectively, and the Company’s share in excess of profits over losses in a net amount of $88 thousands, $1,931 thousands and $676 thousands for the years ended December 31, 2005, 2004 and 2003, respectively. The financial statements of those subsidiaries and affiliated companies were audited by other independent registered public accounting firms whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other independent registered public accounting firms. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other independent registered public accounting firms, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 29, 2005

/s/ KESSELMAN & KESSELMAN CPAs ( ISR) A member of PricewaterhouseCoopers International Limited

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIESCONSOLI
DATED STATEMENTS OF INCOME (LOSS)

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands, except per share data)

REVENUES:
Equity in earnings of affiliates (Note 11)	$6,666	$4,031	$2,526
Real estate income	9,244	9,020	8,889
Realized gains on investments (Note 2)	--	5,964	--
Realized and unrealized gains on marketable securities	3,203	1,929	29,813
(Loss) gain on sale of real estate rental
property (Note 2 )	--	(123)	69
Interest income	1,567	590	508
Other Income (note 12)	9,850	10,053	10,009

Total revenues	30,530	31,464	51,814

EXPENSES:
Interest expense	5,257	4,880	5,531
Real estate expenses	8,651	8,874	8,110
Realized losses on investments (Notes 2 )	2,735	--	--
Loss from impairment of investments & real estate (Note 2)	13,984	38,811	13,144
Translation (gain) loss	2,220	(194)	3,061
Other (mainly general and administrative)	10,957	11,806	10,747

Total expenses	43,804	64,177	40,593

(Loss) Income before income taxes	(13,274)	(32,713)	11,221
Provision for income taxes (tax benefits) (Note 10)	(2,849)	(10,198)	434

(Loss) Income after income taxes (tax benefits)	(10,425)	(22,515)	10,787
Minority interests, net	(4,467)	(4,130)	1,940

NET (LOSS) INCOME	$(5,958)	$(18,385)	$8,847

Basic EPS: (Note 9)
(Loss) earnings per Class A share	$(0.31)	$(0.94)	$0.42

Shares used in calculation (in thousands)	19,967	19,841	19,713

Diluted EPS:
(Loss) earnings per Class A Share	$(0.31)	$(0.94)	$0.40

Shares used in calculation (in thousands)	19,967	19,841	22,120

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2005	December 31, 2004
	(U.S. Dollars in thousands)

Cash and cash equivalents	$24,314	$17,618

Deposits, notes and loans receivable	343	3,534
Investments (Notes 2, 3 and 11):
Marketable securities (Note 3)	38,575	50,433
Other investments	54,903	127,023

Total investments	93,478	177,456

Real estate property, less accumulated depreciation of $13,907
and $12,190	70,989	63,191

Other assets (Note 4)	21,780	43,148

TOTAL ASSETS	$210,904	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders' Equity As At
	December 31, 2005	December 31, 2004
	(U.S. Dollars in thousands except share amounts per share data)

LIABILITIES

Notes and loans payable (Note 5)	$50,366	$118,760
Debentures	--	2,036
Deposits from tenants	52,880	52,152
Accounts payable, accrued expenses and others (Note 6)	18,669	26,002

Total liabilities	121,915	198,950

Commitments and Contingencies (note 15)
Minority interests, net	120	5,984

SHAREHOLDERS' EQUITY (Note 7)

4% Cumulative Convertible Preferred Stock, $5 par value; authorized
189,287 shares; issued 114,198 and 124,024 shares; outstanding
110,848 and 120,674 Shares	571	620

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized
988,055 shares; issued 641,423 and 662,219 shares; outstanding 518,887
and 539,683 shares	3,207	3,311

Class A Stock $1 par value; authorized 60,000,000 shares; issued
25,826,821 and 25,715,303 shares; outstanding 20,075,782 and 19,883,639
shares	25,827	25,715

Additional paid-in capital	58,252	58,211

Retained earnings	51,223	57,524

Accumulated other comprehensive loss	(19,518)	(14,272)

Treasury stock, at cost	(30,693)	(31,096)

Total shareholders' equity	88,869	100,013

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$210,904	$304,947

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(5,958)	$(18,385)	$8,847
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Equity in earnings of affiliates	(6,666)	(4,031)	(2,526)
Realized and unrealized net gains on
investments	(468)	(7,893)	(29,813)
Loss (gain) on sale of real estate rental property	--	123	(69)
Depreciation expense	1,978	2,168	2,173
Amortization income from tenants deposits	(1,876)	(1,944)	(1,577)
Impairment of investments	13,984	38,811	13,144
Minority interests	(4,467)	(4,130)	1,940
Translation (gain) loss	2,220	(194)	3,061
Decrease (Increase) in other assets	14,006	537	(6,944)
(Decrease) increase in accounts payable, accrued
expenses and other	6,387	(18,273)	8,753
Investments made in trading securities	(12,868)	(36,811)	(54,411)
Proceeds from sale of trading securities	32,595	59,834	39,370
Dividends received from affiliates	4,335	3,277	5,638

Net cash provided by (used in) operating activities .	43,202	13,089	(12,414)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	2,872	14,935	1,888
Deposits, notes and loans receivable granted	(1,024)	(6,696)	(3,772)
Investments made in:
Affiliates and others	(30,621)	(6,295)	(1,367)
Proceeds from sale of investments:
Affiliate Company	3,041	--	19,511
Others	72,315	16,556	--
Return of capital by partnership	--	--	213
Capital improvements	(9,884)	(1,075)	(823)
Acquisition of minority interest	--	--	(481)
Proceeds from sale of real estate property, net	--	236	1,350

Net cash provided by investing activities	36,699	17,661	16,519

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands)

Cash flows from financing activities:
Notes and loans payable received	$8,869	$6,463	$19,871
Long term loan received by partnership
minority	2,050	--	--
Notes and loans payable repaid	(78,875)	(23,655)	(1,934)
Proceeds from exercise of stock options	251	--	--
Debentures repaid	(2,023)	(1,753)	(19,271)
(Distribution) contribution to partnership by minority interests	(3,567)	40	--
Dividends paid on preferred stock	(191)	(200)	(213)

Net cash used in financing activities	(73,486)	(19,105)	(1,547)

Effect of exchange rate changes on cash and
cash equivalents	281	1,401	457

Net increase in cash and cash equivalents	6,696	13,046	3,015
Cash and cash equivalents at beginning of year	17,618	4,572	1,557

Cash and cash equivalents at end of year	$24,314	$17,618	$4,572

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest	2,535	5,170	5,187

Income taxes paid	$68	$3,763	$2,053

Proceeds on trading securities received from realization of an
investment	$3,316	$2,267	--

Supplemental disclosure of non cash operating Activities:
Dividend in kind from an affiliate	$7,088	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands, except share amounts per share data)

4% PREFERRED STOCK
Balance, beginning of year	$620	$660	$697
Conversion of 9,826, 7,928 and 7,439 shares
into Class A Stock	(49)	(40)	(37)

Balance, end of year	$571	$620	$660

6-1/2% PREFERRED STOCK
Balance, beginning of year	$3,311	$3,487	$3,532
Conversion of 20,796, 35,161 and 9,070 shares
into Class A Stock	(104)	(176)	(45)

Balance, end of year	$3,207	$3,311	$3,487

CLASS A STOCK
Balance, beginning of year	$25,715	$25,567	$25,503
Issuance of shares upon conversion of
Preferred Stock	112	148	64

Balance, end of year	$25,827	$25,715	$25,567

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$58,211	$58,143	$58,125
Conversion of Preferred Stock	41	68	18

Balance, end of year	$58,252	$58,211	$58,143

RETAINED EARNINGS
Balance, beginning of year	$57,524	$76,109	$67,475
Net (loss) income	(5,958)	(18,385)	8,847
Loss from treasury stock reissued for exercised stock
option	(152)	--	--

Dividends:
4% Preferred Stock - $0.20 per share	(22)	(24)	(26)
6-1/2% Preferred Stock - $0.325 per share	(169)	(176)	(187)

Balance, end of year	$51,223	$57,524	$76,109

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands, except share amounts per share data)

TREASURY STOCK:

4% PREFERRED STOCK
Balance, beginning and end of year	$(84)	$(84)	$(84)

6-1/2% PREFERRED STOCK
Balance, beginning and end of year	$(1,853)	$(1,853)	$(1,853)

CLASS A STOCK
Balance, beginning of year - 5,831,664, 5,831,664 and 5,831,664 shares, at cost	$(29,159)	$(29,159)	$(29,159)

Issuance of 80,625 shares	403	--	--

Balance, end of year - 5,751,039, 5,831, 664
and 5,831,664 shares, at cost	$(28,756)	$(29,159)	$(29,159)

Balance, end of year	$(30,693)	$(31,096)	$(31,096)

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Cumulative translation adjustments:
Balance, beginning of year	$(20,083)	$(20,596)	$(20,750)
Foreign currency translation adjustments	348	513	154

Balance, end of year	(19,735)	(20,083)	(20,596)

Unrealized gains (losses) on available for sale
securities:
Balance, beginning of year	5,811	2,749	(3,308)
Unrealized (losses) gains, net	(1,472)	3,396	4,772
Sale of available-for-sale securities	(4,122)	(334)	1,285

Balance, end of year	217	5,811	2,749

Balance, end of year	$(19,518)	$(14,272)	$(17,847)

Total Shareholders' equity	$88,869	$100,013	$115,023

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal year ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands)

Net (loss) Income	$(5,958)	$(18,385)	$8,847

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	348	513	154
Unrealized gain (loss) on securities	(1,472)	3,396	4,772
Sale of available for sale securities	(4,122)	--	--

Other comprehensive income (loss)	(5,246)	3,909	4,926

Comprehensive (loss) income	$(11,204)	$(14,476)	$13,773

	Fiscal year ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands)

Related tax (expense) benefit of other comprehensive
(loss) income:
Foreign currency translation adjustments	$(731)	$(71)	$(31)
Unrealized gains on securities	$3,012	$(1,648)	$(2,688)

* See note 1(m)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	–	Summary of Significant Accounting Policies

(a)	General

(1)	Ampal is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see note 13.

(3)	The consolidated financial statements are prepared in accordance with generally accepted accounting principals (GAAP) in the United States.

(4)	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Consolidation

        The consolidated financial statements include the accounts of Ampal and its controlled and majority owned subsidiaries. Inter-company transactions and balances are eliminated in consolidation.

(c)	Translation of Financial Statement in Foreign Currencies

        For those subsidiaries and affiliates whose functional currency is other than the US Dollar, assets and liabilities are translated using year-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the year. Translation differences of those foreign companies’ financial statements are reflected in the cumulative translation adjustment accounts which are included in accumulated other comprehensive income (loss).

        In subsidiaries where the primary currency is the US Dollar, accounts maintained in currencies other than the U.S. Dollar are remeasured in to U.S. Dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations.

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

        At December 31, 2005, the Company did not have any open foreign currency forward exchange contracts to purchase or sell US Dollars.

(e)	Investments

(i)	Investments in Affiliates

        Investments in which the Company exercises significant influence, generally 20% to 50% owned companies (“affiliates”), are accounted for by the equity method, whereby the Company recognizes its proportionate share of such companies’ net income or loss and in other comprehensive income its proportional share in translation difference on net investments and in other comprehensive income (loss). The Company reduces the carrying value of its investment in an affiliate if an impairment in value of that investment is deemed to be other than temporary.

(ii)	Investments in Marketable Securities

        Marketable equity securities, other than equity securities accounted for by the equity method, are reported based upon quoted market prices of the securities. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of income (loss). Unrealized gains and losses net of taxes from those securities, that are classified as available-for-sale, are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive income (loss) until realized. Decreases in value determined to be other than temporary on available-for-sale securities are included in the statements of income (loss).

(iii)	Cost Basis Investments

        Equity investments of less than 20% in non-publicly traded companies are carried at cost. Changes in the value of these investments are not recognized unless an impairment in value is deemed to be other than temporary.

(f)	Risk Factors and Concentrations

        Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, bank deposits, marketable securities and notes and loans receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company’s management believes that the credit risk in respect of these balances is not material.

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

(h)	Leasehold improvements

        Fixed asserts leased by the companies under capital leases are classified as the companies’ assets and are recorded, at the inception of the lease, at the lower of the asset’s fair value or the present value of the minimum lease payments (not including the financial component). Leasehold improvements are amortized by the straight-line method over the term of the lease, which is shorter than the estimated useful life of the improvements.,

(i)	Income Taxes

        The Company applies the asset and liability method of accounting for income taxes, whereby deferred taxes are recognized for the tax consequences of “temporary differences” by applying estimated future tax effects of differences between financial statements carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are created to the extent management believes that it is more likely than not that it will be utilized, otherwise a valuation is provided for those assets that do not qualify under this term.

        Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries adjusted for translation effect totaling approximately $29.5 million in 2004 and $0 in 2005, since such earnings are currently expected to be permanently reinvested outside the United States. If the earnings were not considered permanently invested, the Company would have paid approximately $10.3 million in 2004 and $0 in 2005 in deferred income taxes.

        Income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal’s foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(j)	Revenue Recognition

        Rental income is recorded over the rental period. Revenues from services provided to tenants and country-club subscribers are recognized ratably over the contractual period or as services are performed. Guaranteed dividend payments from Motorola are recorded in the statement of income (loss) over the guaranteed period (see also note 2(b)). Revenue from amortization of tenant deposits is calculated at a fixed periodic rate based on the specific terms in the occupancy agreement signed with the tenants.

(k)	Cash Equivalents

        Cash equivalents are short-term, highly liquid investments that have original maturities of three months or less and that are readily convertible to cash.

(l)	Earning (loss) per share (EPS)

        Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”), and as from 2004, but with retroactive effect, with EITF 03-06 “participating securities and the two-class method under FAS 128", for all periods presented. In 2005 and 2004, all outstanding stock options and preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock were not taken into account in the computation of the basic EPS for those years since its shareholders do not have contractual obligation to share in the losses of the Company. In 2003, the basic EPS was computed using the two-class method. The implementation of EITF 03-06 to prior periods resulted in immaterial change (less than $0.01) in the basic EPS for 2003. The total number of common shares related to outstanding options and preferred shares excluded from the calculations of diluted net loss per share was 2,024,500 and 2,064,500 for the years ended December 31, 2005 and 2004, respectively. As to data used in the per share computation see Note 9 .

(m)	Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of other comprehensive income (loss) are net income (losses), income (loss) from selling available for sale investments, net unrealized gains or losses on investments held as available for sale and foreign currency translation adjustments, which are presented net of income taxes. Comprehensive income in the consolidated statements of comprehensive income (loss) in the years 2004 and 2003 does not include amounts for realized gain on available for sale securities, as the amounts are not material.

(n)	Employee Stock Based Compensation

        The Company accounts for all employee stock options plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the compensation cost relating to stock options is charged on the date of grant of such options, to shareholders’ equity, under deferred compensation, and it thereafter amortized by the straight – line method and charged against income over vesting period. No compensation costs were incurred in the years ended December 31, 2005, 2004 and 2003, because the exercise price on the date of grant equals fair value of the stock.

        SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS 148 established a fair value-based method of accounting for employee stock options or similar equity instruments and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

        If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been reduced as follows:

		Fiscal Year Ended December 31,
		2005	2004	2003
		(In thousands, except per share data)

Basic EPS:

Net (loss) income:	As reported	$(5,958)	$(18,385)	$8,847

Less - stock based
compensation expense
Determined under fair value
method		(874)	(569)	(496)

	Pro forma	(6,832)	(18,954)	8,351

	As reported(1)	$(0.31)	$(0.94)	$0.42
	Pro forma(1)	$(0.35)	$(0.97)	$0.40

		Fiscal Year Ended December 31,
		2005		2004		2003
		(In thousands, except per share data)

Diluted EPS:

	As reported	$(0.3	1)	$(0.9	4)	$0.40
	Pro forma	$(0.3	5)	$(0.9	7)	$0.38

(1)After deduction of accrued Preferred Stock Dividend (in thousands) of $191 and $200 and $213, for the years 2005, 2004 and 2003, respectively.

        Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: (1) expected life of options of 5 years; (2) dividend yield of 0%; (3) volatility ranging from 46% to 60%; and (4) risk-free interest rate ranging from 3.3% to 4.08%.

(o)	Treasury stock

        These shares are presented as a reduction of shareholders’ equity at their cost to the Company.

(p)	Recently Issued AccountingPronouncements

        For 123R (Revised 2004) Share Based Payment

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of FAS 123R.

        FAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 – “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim period after June 15, 2005 (January 1, 2006 for the Company). Early adoption of FAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro-forma disclosure under FAS 123.

        The Company estimates that the cumulative effect of adopting FAS 123R, as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of December 31, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2005 and prior to the adoption of FAS 123R.

        The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated.

        The Company expects, based on the awards outstanding as of December 31, 2005, that this statement will have an estimated effect of $0.8 million on its financial position and results of operations in 2006.

FAS 154 - No accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3

        In June 2005, the Financial Accounting Standards Board issued FAS No. 154,“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3". This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (Year 2006 for the Company). We do not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

(q)	Reclassifications

        Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2	–	Acquisitions, Dispositions and Impairments

(a)	In 2005, the Company made the following investments:

1.	On December 1, 2005 the Company acquired a 2% interest in EMG from Merhav. EMG is an Egyptian joint stock company organized in accordance with the Egyptian Special Free Zones system which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin and other countries. Egyptian natural gas shall reach the Israeli market via an underwater pipeline owned by EMG. Under the terms of the transaction, the Company acquired a 2% beneficial ownership in EMG for a purchase price of $29,960,000. Additionally, the Company was granted the exclusive right to negotiate to acquire a substantial portion of Merhav’s remaining shares of EMG. The Company also has the right for a period of time to require Merhav to repurchase the EMG interest.

Yosef A. Maiman, the chairman of the Company’s Board of Directors and the Company’s controlling shareholder, is the sole owner of Merhav. The transaction was approved by a special committee of the Board of Directors composed of the Company’s independent directors. Houlihan Lokey Howard & Zukin Financial Advisors, Inc. acted as financial advisors to the special committee.

2.	Additional investment of $0.7 million in Fimi Opportunity Fund, L.P. (“Fimi”).

3.	A loan to Bay Heart Ltd. of $0.9 million, a shopping mall.

(b)	In 2005, the Company made the following dispositions:

1.	During the third and fourth quarter of 2005, one of the holdings of Ampal’s investee companies, TP received proceeds at the amount of $1.1 million from selling all its assets in Grapes Communications N.V./S.A. and its holdings in PSINet Europe B.V.

2.	On October 3, 2005 the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its 25% holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of US $67.7 million for the purchase price and an additional US $21.3 million related to guaranteed dividend payments. During the third quarter of 2005, the Company recorded a $13.3 million loss from impairment relating to this investment.

3.	On September 7, 2005 a third-party Israeli based venture fund and certain of its affiliated companies invested $2.65 million in the Company’s high-tech and communications portfolio. Ampal received $2.5 million in connection with this transaction. The Company treated this investment as a disposition for accounting purposes and recorded a loss of $7.3 million ($4.6 million after taxes).

4.	On August 15, 2005 the Company sold its holdings in Epsilon Investment House Ltd. and Renaissance Investment Company Ltd. for $2.0 million and recorded a $1.4 million gain.

5.	On July 11, 2005, the Company sold its holdings in Xpert Ltd. for $0.8 million and recorded a loss of $0.2 million.

6.	On March 8, 2005, the Company sold its holdings in Modem Art Ltd. for $4.4 million and recorded a gain of $3.3 million.

(c)	In 2005, the Company recorded loss from impairment of investments and loan of $14.0 million as follows:

1.	MIRS Ltd. ($13.3 million)
2.	Shiron Ltd. ($0.6 million)
3.	Other loans ($0.1 million)

(d)	In 2004, the Company made investments aggregating $6.3 million, as follows:

1.	The Company invested EUR 4.9 million (approximately US$5.8 million) in “Telecom Partners Limited Partnership”, a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel. Ampal holds 33.3% of TP which currently holds investments in two European telecom service providers: PSINet Europe B.V. (“PSInet”) and Grapes Communications N.V./S.A.

2.	A loan of $0.2 million to ShellCase, the principal business of which is the packaging process of semiconductor chips.

3.	An investment of $0.3 million in Fimi Opportunity Fund, L.P. (Fimi).

(e)	In 2004, the Company made the following dispositions:

1.	On February 19, 2004, Ampal sold its holdings in XACCT Technology Ltd. for $3.8 million.

2.	During May 2004, the Company sold 49% of its holdings in PowerDSine Ltd. for approximately $7.4 million.

3.	During the third quarter of 2004, PSInet, one of the holdings of Ampal’s investee company, TP, sold all its assets to large telecommunications providers. Following the sale, a portion of the proceeds was distributed to TP, of which Ampal received $7.1 million and recorded a gain of $2.5 million in connection with this transaction. The remaining carrying value is $1.2 million.

(f)	In 2004, the Company recorded loss from impairment of investments of $38.8 million as follows:

1.	MIRS Ltd. ($30 million)*
2.	Star Management of Investment ($1.6 million)
3.	Courses Investment in Technology Ltd. ($0.3 million)
4.	VisionCare Opthalmic Technologies ($0.5 million investment)
5.	ShellCase Ltd. ($3.8 million)
6.	Identify Solutons Ltd. ($0.7 million)
7.	Xpert Integrated Systems Ltd. ($1.7 million)
8.	Peptor Ltd. ($0.2 million).

* Management determined that a reduction in the carrying value of MIRS by $30 million is appropriate at the time due to the then existing relationship with Motorola.

(g)	In 2003, the Company made investments aggregating $ 1.8 million, as follows:

1.	An additional investment of $0.9 million in ShellCase Ltd. The company holds an approximate 13.84% equity interest in ShellCase Ltd.

2.	An additional investment of $0.3 million in Star Management of Investment No. II (2000) L.P., a venture capital fund which focuses on investment in communication, Internet, software and medical devices.

3.	An investment of $0.2 million in Fimi Opportunity Fund, L.P.

4.	A loan of $0.1 million to Shiron Ltd., a developer and manufacturer of two-way satellite communications products.

5.	A loan to Netformx Ltd. of $0.2 million, a developer of network design tools.

6.	A loan to Bay Heart Ltd. of $0.1 million, a shopping mall.

(h)	During 2003, the Company, which previously held a 20.4% interest in Granite, sold 9.9% of its holding for $19.5 million. Consequently, the Company’s investment in Granite, which was previously accounted for by the equity method, was accounted for as an investment in trading marketable securities. (The remaining holding in Granite was sold in 2004).

(i)	In 2003, the Company recorded loss from impairment of investments of $13.1 million as follows:

1.	XACCT Technologies Ltd. (“XACCT”) ($9.0 million investment).
2.	Carmel Container Ltd. ($2.0 million).
3.	Identify Solution Ltd. ($1.3 million investment).
4.	Cute Ltd. ($0.2 million loan).
5.	Real estate in Migdal Haemek ($0.6 million).

Note 3	–	Investments in Marketable Securities

        The Company classifies investments in marketable securities as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of Trading securities at December 31, 2005 and 2004 are as follows:

	Cost	Unrealized Gains	Market Value
	(U.S. Dollars in thousands)

2005	$36,316	$71	$36,387

2004	$43,353	$2,012	$45,365

(b)	Available-For-Sale Securities

The cost and market values of available-for-sale securities consisting of marketable securities only at December 31, 2005 and 2004 are as follows:

	Cost	Unrealized Gains	Market Value
	(U.S. Dollars in thousands)

2005	$1,855	$333	$2,188

2004	$2,164	$2,904	$5,068

Note 4	–	Other Assets

        The balance of “Other Assets” as of December 31, 2005 and 2004, is composed of the following items:

	As of December 31,
	2005	2004
	(U.S. Dollars in thousands)

Deferred tax assets	$15,681	$23,023

Income receivables	480	14,987

Account receivable-trade	1,132	1,094

Deferred expenses	1,424	353

Leasehold improvements	2,595	2,931

Others	468	760

	$21,780	$43,148

Note 5	–	Notes and Loans Payable

        Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels with interest rates varying depending upon their linkage provision and mature between 2006 and 2010.

        The Company financed a portion of the $9.8 million real estate acquisition by Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Hapoalim, Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of December 31, 2005 the Company had drawn $2.5 million from the facility. As of December 31, 2005 and December 31, 2004 the amounts outstanding under these loans were $13.5 million and $7.7 million, respectively. The loans excluding the Phoenix loan, mature in up to one year and have interest rates range between 5.4% and 7.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties and bank accounts. The Company also issued guarantees in the amount of $3.6 million in favor of tenants of Am-Hal in order to secure their deposits

        The Company also finances its general operations and other financial commitments through bank loans with Hapoalim. The long-term loans in the amount of $31.3 million mature through 2006-2010.

        Other long term borrowings in the amount of $1.9 million are linked to the Israeli C.P.I and mature between 2006 and 2010, of which an amount of $1.4 million bears no interest. The remaining $0.5 million bears an annual interest of 5.7%.

        The weighted average interest rates on the balances of short-term borrowings at year-end are as follows: 6.0% on $15.0 million and 3.5% on $13.0 million in 2005 and 2004, respectively.

Payments due by period:

	(US. Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$35,406	$10,443	$12,412	$9,521	$3,030

Short--Term Debt	$14,960	$14,960

Note 6	–	Accounts payable accrued expenses and others

(a)	Composition:

	As of December 31,
	2005	2004
	(U.S. Dollars in thousands)

Deferred tax liabilities	$3,310	$15,886

Deferred income and accrued expenses	2,283	3,664

Excess of share in losses of affiliate over the
investment	3,456	3,342

Related party	5,081	41

Deferred expenses from warrants*	1,300	--

Others	3,239	3,069

	$18,669	$26,002

*	As part of the loan agreement between Am-Hal and Phoenix Insurance Company, the lender is granted a warrant to purchase 19.9% (on fully diluted basis) of the issued and paid capital of Am - Hal (the “warrant”). The warrant is exercisable during a period of 4 years and can be exercised for payment of $5,960,000. The number of shares under the warrant is adjusted for stock splits or bonus shares, and also adjusted for any new issuances to third parties; in such case the lender’s number of shares under the warrant will increase respectively, so as to provide the lender with 19.9% of the outstanding shares after the issuance to a third party. The exercise price for the additional shares (19.9% of the shares issued to the third party) will be equal the price paid by such third party. Also if there is a public offering in a price less then the exercise price of the warrant, the exercise price of the warrant will be adjusted to represent the price in the public offering discounted by 15%. The warrant can only be exercised for the full 19.9% – there can be no partial exercise at any time. The value of the warrant was estimated at approximately $1.3million and recorded as deferred expenses (Note 4). No amortization is recorded in the reported period, since it is immaterial.

(b)	Accrued severance liabilities

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $ 0.8 million, net of deposits made to insurance policies of $ 0.5 million, is included in accounts payable, accrued expenses and other liabilities.

Severance pay net increase (decrease) was approximately ($37,800), $21,000, and $134,000 in 2005, 2004, and 2003, respectively.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees that will cease working with the Company, before their normal retirement age or amount paid to employees that their normal retirement age extends beyond the year 2015.

Note 7	–	Shareholders’ Equity

Capital Stock

        The 4% and 6-1/2% preferred shares are convertible into five and three shares of Class A Stock, respectively. At December 31, 2005, a total of 2,375,500 shares of Class A Stock are reserved for issuance upon the conversion of the Preferred Stock and the exercise of 2,024,500 options.

        The 4% and 6-1/2% Preferred Stock are preferred as to dividends on a cumulative basis. Additional dividends out of available retained earnings, if declared, are payable on an annual non-cumulative basis as a percentage of par value as follows:

(i)	up to 4% on Class A Stock, then

(ii)	on 4% Preferred Stock and Class A Stock ratably.

        Preferred shares are non-voting, unless dividends are in arrears for three successive years. At December 31, 2005, there are no dividends in arrears.

Note 8	–	Stock Options

        In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2005, 30,000 options of the 1998 Plan are fully vested and outstanding.

        On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2005, 1,994,500 options under the 2000 Plan are outstanding.

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

As of December 31, 2005, 2,375,500 options under both Plans are available for future grant.

Transactions under both Plans were as follows:

The options granted under the plans vest in equal installment every three months, except that a portion of the options may vest on an accelerate basis upon the achievement of certain performance criteria.

	Fiscal Year Ended December 31, 2005
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at beginning of year	2,064	$3.39
Granted at market price	135	$3.69
Forfeited/Expired	(175)	$3.85

Outstanding at end of year	2,024	$3.37

Exercisable at end of year	1,044	$3.29

Weighted average grant date fair value of options granted		$1.68

Weighted average remaining contractual life		7.72

	Fiscal Year Ended December 31, 2004
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at beginning of year	1,396	$3.46
Granted at market price	886	$3.49
Forfeited/Expired	(218)	$4.22

Outstanding at end of year	2,064	$3.39

Exercisable at end of year	678	$3.43

Weighted average grant date fair value of options granted		$1.89

Weighted average remaining contractual life		8.40

---------------
	Fiscal Year Ended December 31, 2003
	Options	Weighted Average Exercise Price
	(In thousands, except per share data)

Outstanding at beginning of year	2,852	$14.77
Granted at market price	58	$3.69
Forfeited/Expired	(1,514)	$24.78

Outstanding at end of year	1,396	$3.46

Exercisable at end of year	500	$3.83

Weighted average grant date fair value of options granted		$2.13

Weighted average remaining contractual life		8.20

Note 9	–	Earnings (Loss) Per Class A Share

A reconciliation between the basic and diluted EPS computations for net earnings is as follows:

	Fiscal Year Ended December 31, 2005
	(Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)

Basic and diluted EPS(2)
Net (loss) attributable to Class A Stock	$(6,149	)(1)	19,967	$(0.3	1)

	Fiscal Year Ended December 31, 2004
	(Loss)		Shares	Per Share Amounts
	(In thousands, except per share data)

Basic and diluted EPS(2)
Net (loss) attributable to Class A Stock	$(18,585	)(1)	19,841	$(0.9	4)

	Fiscal Year Ended December 31, 2003
	Income		Shares	Per Share Amounts
	(In thousands, except per share data)

Basic EPS:
Net income attributable to Class A Stock	$8,355	(1)(3)	19,713	$0.42

Diluted EPS:
Net income attributable to Class A Stock	$8,847		22,120	$0.40

(1)	After deduction of Preferred Stock dividends (in thousands) of $191, $200 and $213 in 2005, 2004 and 2003, respectively.

(2)	Options to purchase 2,024,500 and 2,064,500 shares of common stock were outstanding as of December 31, 2005 and 2004, respectively, and they were not included in the computation of diluted EPS because of their anti-dilutive effect.

(3)	After allocation of net income to the participating 4% Cumulative Convertible Preferred Stock.

Note 10	–	Income Taxes

	Fiscal Year Ended December 31,
	2005		2004		2003
	(U.S. Dollars in thousands)

The components of current and deferred income tax
expense (benefit) are:
Current:
Federal		$-		$-	$275
Foreign		-		1,472	13

Deferred:
State and local		3		-	-
Federal		(2,955)		(20,404)	5,202
Foreign		103		8,734	(5,056)

Total		$(2,849)		$(10,198)	$434

The domestic and foreign components of
income (loss) before income
taxes are:

Domestic		$(14,046)		$(29,286)	$2,316
Foreign		772		(3,427)	8,905

Total	$	(13,274)	$	(32,713)	$11,221

A reconciliation of income taxes between the
statutory and effective tax is as follows:

Federal income tax (benefit) at 34%	$	(4,513)		$(11,123)	$3,815
Taxes on foreign loss below U.S. rate		(12,796)		(806)	(3,817)
Changes in valuation allowance		14,639		2,304	281
Other		(179)		(573)	155

Total effective tax: 22%, 31%,and 4%		$(2,849)		$(10,198)	$434

	As of December 31,
	2005	2004

Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$35,925	$25,439
Unrealized losses on investments	1,132	4,321
Foreign tax credits carryforwards	5,456	5,456

Total deferred assets	42,513	35,216
Valuation allowance	(26,832)	(12,193)

Net deferred tax assets	15,681	23,023

Deferred tax liabilities:
Tax on equity in earnings of affiliates	2,470	3,356
Cost basis of investment greater than tax bases	-	10,877
Other	840	1,653

Total deferred tax liability	3,310	15,886

Net deferred tax assets	$12,371	$7,137

        As of December 31, 2005, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $26.8 million.

        As of December 31, 2005, the Company has foreign tax credits of $5.5 million that will expire in the years 2009 through 2014.

        As of December 31, 2005, the Company has U.S. Federal net operating loss carryforwards of approximately $29.5 million that will expire in the years 2021 through 2024. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 11	–	Investments in Affiliates

        The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2005	2004
	%	%

Bay Heart Limited	37	37
Carmel Containers Systems Limited	21.8	21.8
Coral World International Limited	50	50
CUTe Ltd.	--	20
Epsilon Investment House Ltd.	--	20
Hod Hasharon Sport Center (1992) Limited
Partnership	50	50
Ophir Holdings	42.5	42.5
Ophirtech Ltd.	--	42.5
Renaissance Investment Company Ltd.	--	20
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

        Combined summarized financial information for the above companies is as follows:

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands)

Revenues	$140,197	$129,091	$119,323
Gross profit	30,918	22,200	22,201
Net income	15,803	8,184	9,858

	As of December 31,
	2005	2004
	(U.S. Dollars in thousands)

Property and equipment	$65,931	$80,927
Other assets	134,700	173,579

Total assets	$200,631	$254,506

Total liabilities, including bank borrowings	$143,217	$162,430

Note 12	–	Other Income.

        Other revenues for each of the years ended December 31, 2005, and 2004 include accrual of guaranteed dividend payments from Motorola relating to the investment in MIRS of $ 7.1 million and $2.2 million from member subscription in the Country Club for 2005 (2004 – $2.2 million).

Note 13	–	Operating Segments Information

        SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

	Fiscal Year Ended December 31,
	2005	2004	2003
	(U.S. Dollars in thousands)

Revenues:
Finance	$12,475	$16,379	$38,368
Real estate income	9,244	8,897	8,958
Leisure-time	2,208	2,233	2,037
Intercompany adjustments	(63)	(76)	(75)

	23,864	27,433	49,288
Equity in earning of affiliates	6,666	4,031	2,526

Total	$30,530	$31,464	$51,814

Equity in Earnings (losses) of Affiliates:
Finance	$106	$1,523	$358
Real estate rental	5,448	590	2,813
Leisure-time	1,112	1,122	967
Others	--	796	(1,612)

Total	$6,666	$4,031	$2,526

Interest Income:
Finance	$1,586	$613	$538
Intercompany adjustments	(19)	(23)	(30)

Total	$1,567	$590	$508

Interest Expense:
Finance	$4,278	$4,246	$4,875
Real estate rental	836	540	605
Leisure-time	162	117	82
Intercompany adjustments	(19)	(23)	(31)

Total	$5,257	$4,880	$5,531

Pretax Operating (Loss) Income:
Finance	$(20,472)	$(36,192)	$9,765
Real estate rental	287	(963)	(1,299)
Leisure-time	245	411	229

	(19,940)	(36,744)	8,695
Equity in earning of affiliates	6,666	4,031	2,526

Total	$(13,274)	$(32,713)	$11,221

Income (Benefit) Tax Expense:
Finance	$(2,970)	$(10,558)	$422
Real estate rental	63	334	--
Leisure-time	58	26	12

Total	$(2,849)	$(10,198)	$434

Net Income:
Finance	$(17,396)	$(24,111)	$9,701
Real estate rental	5,672	(707)	1,514
Leisure-time	1,299	1,507	1,184
Others	--	796	(1,612)

	(10,425)	(22,515)	10,787
Minority interest, net	(4,467)	(4,130)	1,940

Total	$(5,958)	$(18,385)	$8,847

Total Assets for year end:
Finance	$118,458	$225,577	$274,948
Real estate rental	76,117	64,128	67,577
Leisure-time	17,568	17,426	16,100
Intercompany adjustments	(1,239)	(2,184)	(4,258)

Total	$210,904	$304,947	$354,367

Investments in Affiliates for year end:
Finance	$8,360	$3,389	$3,499
Real estate rental	(3,456)	10,987	8,662
Leisure-time	15,066	14,479	13,395

Total	$19,970	$28,855	$25,556

Capital Expenditures:
Finance	$--	$5	$246
Real estate rental	9,794	774	425
Leisure-time	90	296	152

Total	$9,884	$1,075	$823

Depreciation, Amortization and Impairment:
Finance	$14,039	$38,984	$13,723
Real estate rental	(160)	(111)	(117)
Leisure-time	207	162	134

Total	$14,086	$39,035	$13,740

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

        The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary located in Israel.

Note 14	–	Disclosures about Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)	Cash and Cash Equivalents

        For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value (see Note 1(k)).

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

        Due to the relatively short term of commitments discussed in Note 15, the contract value is considered to be at fair value.

(f)	Financial Assets and Financial Liabilities

        The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

	As of December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S. Dollars in thousands)

Financial assets:

Cash and cash equivalents	$24,314	$24,314	$17,618	$17,618
Deposits, notes and loans receivable	343	343	3,534	3,525
Investments	38,575	38,575	50,433	50,433

	$63,232	$63,232	$71,585	$71,576

Financial liabilities:

Notes and loans payable	$50,366	$50,362	$118,760	$117,743
Debentures outstanding	-	-	2,036	2,036

	$50,366	$50,362	$120,796	$119,779

Note 15	–	Commitments and Contingencies

(a)	The combined minimum annual lease payments on Ampal’s corporate office and its subsidiary Country Club Kfar Saba Ltd. in 2005 were $ 0.3 million. The lease of the corporate offices expires in 2009 and the Kfar Saba lease expires in 2038. In the years 2006-2010, the combined annual lease payments on those premises will be in an aggregate amount of $ 1.4 million, and thereafter, an amount totaling $4.9 million.

(b)	AM-Hal provided a lien to Bank Hapoalim on AM-Hal properties in Rishon – Le Zion and Hod Hasharon to guarantee a loan of $10.4 million.

(c)	The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $10.3 million as follows:

(1)	The Company provided a $3.6 million guarantee to AM–Hal tenants.

(2)	The Company provided a $5.8 million guarantee on indebtedness incurred by Bay Heart.

(3)	The Company provided a $0.9 million guarantee to Galha (1960) Ltd, for the payment of the Company’s subsidiary of a final judgment, if entered against the Company’s subsidiary. (See below)

(d)	The Company made a commitment to invest $2.8 million in Star II (2000 L.P.).

(e)	Legal Proceedings:

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

3.	On March 1, 2005, Ampal requested the district court to enter judgment against Peter Brum on the grounds that he failed to file a defense to the Company’s claim. On March 15, 2005, the district court granted Ampal’s request and entered judgment against Peter Brum. On March 17, 2005, the district court ordered Mr. Brum to acquire and purchase from Ampal the shares it holds in MIRS for a total company valuation of $ 765,998,000, which is the highest of the prices set forth in the complaint. The litigation with regard to the other defendants is ongoing. Peter Brum, Motorola and MIRS have appealed the district court’s judgment on numerous grounds. Ampal has filed responses to the appeal.

4.	On August 30, 2005, the Company, through Ampal Communications L.P. entered into a Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israel Ltd., Ampal Communications L.P. and MIRS (the “Agreement”) to sell Motorola Israel Ltd. all of its holdings of MIRS. In connection with the closing of the transactions contemplated by this Agreement the existing lawsuit among the parties and other relating to MIRS was dismissed.

5.	On October 3, 2005 the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of $67.7 million for the purchase price and an additional $ 21.3 million related to guaranteed dividend payments. Approximately $ 74.0 million of the proceeds was used to repay all outstanding debt to banks incurred in connection with making the MIRS investment, and the Company received US$ 15.0 million ($11.0 million after the deduction of minority interest) of net proceeds from the sale.

Galha

On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 10,249,609 ($2.2 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,022,085 ($873,800) if a final judgment against the Company will be given.

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

Note 16	–	Subsequent Events

None

Note 17	–	Quarterly Financial Information (Unaudited)

The table below provides the results of comprehensive income (loss) including the sale of available for sale securities. In the previously filed quarterly reports, the item “Sale of available for sale securities” was not included in the Statement of Comprehensive Income (Loss). The table below reflects the corrected comprehensive income (loss) figures.

Consolidated Statements of Comprehensive Income (loss) is presented for the following periods in 2005:

	Three Months ended March 31, 2005		Six Months Ended June 30, 2005		Nine Months Ended September 30, 2005
	(U.S. Dollars in thousands)
	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

Net income (loss)	$6,728	$6,728	$4,217	$4,217	$(6,413)	$(6,413)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(179)	(179)	(1,383)	(1,383)	408	408
Unrealized gain (loss) on securities	(733)	(733)	(780)	(780)	(573)	(573)
Sale of available for sale securities	-	(4,166)	-	(4,166)	-	(4,166)

Other comprehensive (loss) income	(912)	(5,078)	(2,163)	(6,329)	(165)	(4,331)

Comprehensive income (loss)	$5,816	$1,650	$2,054	$(2,112)	$(6,578)	$(10,744)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

        The following table sets forth certain information regarding Ampal’s directors and executive officers as of March 6, 2006:

Name	Position

Yosef A. Maiman	Chairman of the Board of Directors and Director
Jack Bigio (1)	President, Chief Executive Officer and Director
Leo Malamud(1)	Director
Dr. Joseph Yerushalmi(1)	Director
Yehuda Karni(1) (2) (3)(4)	Director
Eitan Haber(2) (3)(4)	Director
Menahem Morag(2) (3)(4)	Director
Irit Eluz	CFO, Senior Vice President - Finance and Treasurer
Yoram Firon	Vice President-Investments and Corporate Affairs and Secretary
Amit Mantsur	Vice President-Investments
Giora Bar-Nir	Vice President - Accounting and Controller

        The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1)	Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2)	Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors’ fees and related matters. Mr. Karni is the Chairman of the Audit Committee of the Board.

(3)	Member of the Stock Option and Compensation Committee of the Board.

(4)	Member of the Special Committee of the Board.

        In 2005, the Board met seven times and acted 4 times by written consent; the Executive Committee met two times and did not act by written consent; the Audit Committee met five times and did not act by written consent. The Stock Option and Compensation Committee met one time and did not act by written consent. The Special Committee met two times and did not act by written consent. All directors attended more than 75% of the aggregate of (1) the total number of Board meetings held during the period in 2005 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2005 (during the period of such service). Each director of the Board is elected for a one year term and serves until his or her successor is duly elected and qualified.

        The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

        YOSEF A. MAIMAN, 60, has been the Chairman of the Board of Ampal since April 25, 2002. Mr. Maiman has been President and Chief Executive Officer of Merhav M.N.F. Ltd. (“Merhav”), one of the largest international project development companies based in Israel, since its founding in 1975. Mr. Maiman is also the Chairman of the Board of Directors of Channel Ten, a commercial television station in Israel, a director of Eltek, Ltd. (“Eltek”), a developer and manufacturer of printed circuit boards, a member of the Board of Directors of the Middle East Task Force of the New York Council on Foreign Relations and Honorary Consul to Israel from Peru. Mr. Maiman is also member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

        JACK BIGIO, 40 has been the President and Chief Executive Officer of Ampal since April 25, 2002, and a director of Ampal since March 6, 2002. From 1996 until April 2002, Mr. Bigio served as Senior Vice President – Operations and Finance of Merhav. Mr. Bigio is also a director of Eltek, a member of the Board of Israel-America Chamber of Commerce & Industry and a member of Young Presidents’ Organization.

        LEO MALAMUD, 54, has been a director of Ampal since March 6, 2002. Since 1995, Mr. Malamud is Senior Vice President of Merhav. Mr. Malamud is also a director of Eltek.

        Dr. JOSEPH YERUSHALMI, 68, has been Senior Vice President – Head of Energy and Infrastructure Projects of Merhav since 1995. He has been a director of Ampal since August 16, 2002.

        YEHUDA KARNI, 77, was a senior partner in the law firm of Firon Karni Sarov & Firon, from 1961 until his retirement in 2000. He has been a director of Ampal since August 16, 2002.

        EITAN HABER, 66, was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin, from July 1992 until November 1995. Since 1996, Mr. Haber has been the President and Chief Executive Officer of Geopol Ltd., which represents the Korean conglomerate Samsung Aircraft and Industries in Israel and the Middle East; Kavim Ltd., a production and project development company; Mr. Haber is a member in the Board of Directors of Africa Israel Ltd. Mr. Haber is also a member of various non-profit organizations. He has been a director of Ampal since August 16, 2002.

        MENAHEM MORAG, 55, has been a director of Ampal since January 27, 2004. From 1996 to 1999 Mr. Morag was the Head of Finance and Budget at the Israeli Prime Minister’s office in Tel Aviv. From 1999 to 2001, Mr. Morag was the Controller and Ombudsman at the Israeli Prime Minister’s office in Tel Aviv. From 2001 to 2003, Mr. Morag was the Head of Human Resources Department at the Israeli Prime Minister’s office in Tel Aviv. Since, 2003, Mr. Morag has been the Head of the Council of the Pensioners Association of the Israeli Prime Minister’s office in Tel Aviv, director in Palram Industries since 2004 and since 2005 he is the CEO of Keren-Shemesh Foundation for the Encouragement of Young Entrepreneurs.

        IRIT ELUZ, 39, has been the Chief Financial Officer and Senior Vice President – Finance and Treasurer since October 2004. From May 2002 through October 2004 Ms. Eluz was Chief Financial Officer and Vice President – Finance and Treasurer. From January 2000 through April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav. From June 1995 through December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

        YORAM FIRON, 37, has been Secretary and Vice President – Investments and Corporate Affairs since May 2002. During the preceding five years, Mr. Firon was a Vice President of Merhav and a partner in the law firm of Firon Karni Sarov & Firon.

        AMIT MANTSUR, 36, has been Vice President – Investments since March 2003. From September 2000 through December 2002, Mr. Mantsur served at Alrov Group as Strategy & Business Development Manager. From February 1997 through September 2000, Mr. Mantsur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

        GIORA BAR-NIR, 49, has been Vice-President – Accounting and Controller Since October 2004. From March 2002 through October 2004 Mr. Bar-Nir has been the Controller. During the preceding five years, Mr. Bar-Nir was the Controller of the Israeli subsidiaries of Ampal.

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

Summary Compensation Table

        The table below presents information regarding remuneration paid for services to Ampal and its subsidiaries by the executive officers named below during the three fiscal years ended December 31, 2005, 2004 and 2003.

Name and Principal Position	Year	Salaries	Bonus	Other Annual Compensation(9)	Long-Term Compensation Number of Securities Underlying Options (10)	All Other Compensation (U.S. Dollars)(11)
		( U . S . D o l l a r s )

Yosef A. Maiman (1)(12)	2005	581,613	310,208	299	-	7,282
Chairman of the Board	2004	606,409	364,604	6,091	-	2,143
	2003	506,849	155,953	25,570	-	2,002

Jack Bigio (2)(12)	2005	443,176	208,484	40,257	-	111,235
President and CEO	2004	420,064	252,564	54,943	280,000	102,131
	2003	257,547	106,189	71,777	-	88,389

Irit Eluz (3)(12)	2005	242,757	423,599	25,525	-	57,374
CFO - SVP Finance &	2004	219,980	132,332	32,732	280,000	49,349
Treasurer	2003	183,959	55,698	39,631	-	42,000

Yoram Firon (4)(12)	2005	185,345	107,767	25,771	-	45,346
Secretary, Vice	2004	159,500	48,674	26,491	190,000	35,086
President and	2003	133,138	14,063	30,261	-	29,756
Corporate Affairs

Amit Mantsur(5)	2005	129,915	43,308	13,187	-	32,911
Vice President -	2004	120,706	51,068	11,491	15,000	31,130
Investments	2003	108,853	-	12,097	58,000	28,335

Shlomo Shalev (6)(7)(8)	2005	180,385	96,688	18,930	-	300,601
Senior Vice President	2004	188,105	61,145	24,617	30,000	46,803
investment	2003	167,093	34,254	33,048	-	41,712

(1)	Mr. Maiman has been employed by Ampal since April 25, 2002 as Chairman of the Board.
(2)	Mr. Bigio has been employed by Ampal since April 25, 2002 as President and CEO.
(3)	Ms. Eluz has been employed by Ampal since April 25, 2002.
(4)	Mr Firon has been employed by Ampal since April 25, 2002.
(5)	Mr. Mantsur has been employed by Ampal since February 2, 2003.
(6)	Mr. Shalev served as Senior Vice President Investment from May 21, 2002 until November 30, 2005.
(7)	Mr. Shalev retired on November 30, 2005, the amounts include final account settlement.
(8)	Mr. Shalev exercised 73,125 options on December 7, 2005.
(9)	Consists of amounts reimbursed for the payment of taxes.
(10)	Represents the number of shares of Class A Stock underlying options granted to the named executive officers.
(11)	Comprised of Ampal (Israel’s) contribution pursuant to : (1) Ampal (Israel’s) Pension Plan and (ii) Ampal (Israel’s) education fund and (iii) use of car and (iv) use of mobile (v) final account settlement.
(12)	Eligible to receive an additional payment of up to six months salary (i) in the event of a change of control of the Company and (ii) such executive officer’s employment is terminated within six months from the date of the change of control of the Company.

Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year End 2005		Unrealized Value of In-the-Money Options (U.S. Dollars)
	Exercisable	Unexercisable	Exercisable	Unexercisable

Yosef A. Maiman	203,125	46,875	$633,750	$146,250
Jack Bigio	191,875	238,125	$625,250	$822,750
Irit Eluz	133,781	224,719	$443,998	$780,923
Yoram Firon	103,156	155,344	$339,898	$538,823
Amit Mantsur	43,625	29,375	$160,264	$106,256

Option Grants In Last Fiscal Year

No stock options were granted to purchase our Class A Stock to our named executive officers during fiscal year ended December 31, 2005.

Other Benefits

        Ampal previously maintained a money purchase pension plan (“Pension Plan”) for all full-time employees of Ampal except non-resident aliens outside the United States. Pursuant to the cessation of the Company’s U.S. operations, the Ampal-American Israel Corporation Money Purchase Pension Plan and the Ampal-American Israel Corporation Savings Plan were terminated effective December 31, 2004.

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

        In connection with the formation of this Special Committee, the Company entered into an Indemnification and Compensation Agreement with each of Messrs. Karni, Haber and Morag. In consideration for serving as a member of the Special Committee, each director shall receive from the Company a fee of $35,000 payable in seven equal monthly installments beginning on October 28, 2004. Each director shall also be entitled to receive from the Company a fee of $1,500 per each meeting of the Special Committee he attends. In addition, the Company has agreed to indemnify and hold harmless each Director with respect to his service on, and any matter or transaction considered by, the Special Committee to the fullest extent authorized or permitted by law. A copy of the form of this Indemnification and Compensation Agreement is attached as Exhibit 10j to this annual report on Form 10-K.

        The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the three fiscal years ended December 2005, 2004 and 2003.

	2005	2004	2003

Jack Bigio (1)	-	280,000	-
Eitan Haber (2)	45,000	-	-
Yehuda Karni (2)	45,000	-	-
Menahem Morag (3)	45,000	15,000	-

(1) Since March 6, 2002.
(2) Since August 16, 2002 .
(3) Since March 24, 2004.

Stock Option Plan

        In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 Plan was approved by a majority of the Company’s shareholders at the June 19, 1998 annual meeting of shareholders. The 1998 Plan remains in effect for a period of ten years. As of December 31, 2005, 30,000 options of the 1998 Plan are outstanding.

        On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The 2000 Plan remains in effect for a period of ten years. As of December 31, 2005, 1,994,500 options of the 2000 Plan are outstanding.

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

        Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. On April 25, 2002, the controlling shareholder of the Company, Rebar Financial Corp., sold all of its stock in the Company to Y.M. Noy Investments Ltd. Accordingly, all options granted but unvested under the Plans were immediately exercisable.

        The Company accounts for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2003, 2004 and 2005. If compensation cost for the options under the above Plans had been determined in accordance with SFAS No. 123, the Company’s net income (loss) would have been ($6,832) million, ($18,954) million and $8,351 million, for the years 2005, 2004 and 2003, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The current members of the Stock Option and Compensation Committee are Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menahem Morag, none of whom is an officer or employee or former officer or employee of the Company.  During 2005, no executive officer of the Company served on the Stock Option and Compensation Committee, or the Board of Directors of another entity whose executive officer(s) served on the Company’s Stock Option and Compensation Committee of the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	2,024,500	3.37	2,375,500 (2)

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

Total	2,024,500	3.37	2,375,500

(1)	All information provided as of December 31, 2005.

(2)	The number of securities remaining available for future issuance under 1998 Plan is 370,000. The number of securities remaining available for future issuance under 2000 Plan is 2,005,500.

PRINCIPAL SHAREHOLDERS OF AMPAL

        The following table sets forth information as of March 6, 2006, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. For purposes of computation of the percentage ownership of Class A Stock held by such stockholders set forth in the table, conversion of any 4% Cumulative Convertible Preferred Stock (the “4% Preferred Stock”) and 6 1/2% Cumulative Convertible Preferred Stock (the “6 1/2% Preferred Stock”) owned by such beneficial owner has been assumed, without increasing the number of shares of Class A Stock outstanding by amounts arising from possible conversions of convertible securities held by shareholders other than such beneficial owner. As of March 6, 2006, there were 20,157,772 (not including treasury shares) shares of Class A Stock of Ampal outstanding. In addition, as of March 6, 2006, there were 501,227 non-voting shares of 6 1/2% Preferred Stock outstanding (each convertible into 3 shares of Class A Stock) and 110,296 non-voting shares of 4% Preferred Stock outstanding (each convertible into 5 shares of Class A Stock).

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya,
Israel	Class A Stock	11,750,132	(1)	58.29%

Yosef A. Maiman
Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,968,882	(1)(2)	58.74%

Ohad Maiman
Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,750,132	(1)	58.29%

Noa Maiman
Y.M. Noy Investments Ltd., of 33
Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,750,132	(1)	58.29%

(1)	Consists of 11,750,132 shares of Class A Stock held directly by Y.M. Noy Investments Ltd. Yosef A. Maiman owns 100% of the economic shares and one-third of the voting shares of Y.M. Noy Investments Ltd.. In addition, Mr. Maiman holds an option to acquire the remaining two-thirds of the voting shares of Y.M. Noy Investments Ltd. (which are currently owned by Ohad Maiman and Noa Maiman, the son and daughter, respectively, of Mr. Maiman).

(2)	Includes 218,750 shares of Class A Stock underlying options which are currently exercisable by Mr. Maiman.

Security Ownership of Management

        The following table sets forth information as of March 6, 2006 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	11,968,882	(1)(2)	58.74%
Jack Bigio	236,250	(2)	1.16%
Irit Eluz	173,688	(2)	*
Yoram Firon	131,187	(2)	*
Amit Mantsur	48,187	(2)
Leo Malamud	131,250	(2)	*
Dr. Joseph Yerushalmi	87,500	(2)	*
Eitan Haber	18,750	(2)	*
Yehuda Karni	18,750	(2)	*
Menahem Morag	13,126	(2)	*
All Directors and Executive Officers
as a Group	12,827,570	(2)	60.44%

*	Represents less than 1% of the class of securities.

(1)	Attributable to 11,750,132 shares of Class A Stock held directly by Y.M. Noy Investments Ltd. See “Security Ownership of Certain Beneficial Owners.”In addition, this represents 218,750 shares underlying options for Yosef Maiman which are presently exercisable.

(2)	Represents shares underlying options which are presently exercisable or exercisable in 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        On December 1, 2005, the Company, through Merhav Ampal Energy Ltd., a wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Merhav M.N.F. Ltd. (“Merhav”) for the purchase from Merhav of a portion of its interest in EMG.

        Under the terms of the transaction, the Company acquired the beneficial ownership of 1,200 shares of EMG’s capital stock, representing a 2% beneficial ownership in EMG. The purchase price for the shares was $29,960,000. Additionally, the Company was granted the exclusive right to negotiate to acquire a substantial portion of Merhav’s remaining shares of EMG. The Company also has the right for a period of time to require Merhav to repurchase the EMG interest.

        Yosef A. Maiman, the Chairman of the Board and the Company’s controlling shareholder, is the sole owner of Merhav. Because of the foregoing relationship, the Special Committee, which is identical in composition to the Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc. acted as financial advisors to the Special Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        AUDIT FEES. The fees of Kesselman & Kesselman (“Kesselman”) fees for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q were $266,000 and $267,000, respectively.

        TAX FEES. Kesselman’s tax fees for the fiscal years ended December 31, 2005 and December 31, 2004, were $209,000 and $100,000, respectively.

        ALL OTHER FEES – Kesselman’s fees for other services for the fiscal years ended December 31, 2005 and December 31, 2004, were $236,000 and $42,800, respectively.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

Page Reference

(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	31

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	32

Consolidated Balance Sheets as of December 31, 2005 and 2004	33-34

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.	35-36

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
2005, 2004 and 2003	37-38

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004
and 2003	39

Notes to Consolidated Financial Statements	40-62

Supplementary Data:

Selected quarterly financial data for the years ended December 31, 2005 and 2004	24

(2) Financial Statement Schedules

(i) Schedule of Representative Rates of Exchange between the U.S. Dollar and New Israeli Shekel for three years ended December 31, 2005

Representative Rates of Exchange
Between the U.S. Dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2005

The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

	2005	2004	2003

March 31	4.361	4.528	4.687
June 30	4.574	4.497	4.312
September 30	4.598	4.482	4.441
December 31	4.603	4.308	4.379

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

Ophir Holdings Ltd.

Report of Certified Public Accountants

Consolidated Balance Sheets as at December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

Ophirtech Ltd.

Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005,
2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

AM-HAL Ltd.
Bay Heart Ltd.
Carmel Container Systems Ltd.
Coral World International Limited
Epsilon Investment House Ltd.
Hod Hasharon Sport Center Ltd.
Hod Hasharon Sport Center (1992) Limited Partnership
Renaissance Investment Co. Ltd.

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2a.	Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.) (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)
2b.	Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

Exhibit 3 – Articles of Incorporation and By-Laws

3a.	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference, File No. 0-5380).
3b.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal’s Form 10-K filed on March 27, 2002).

Exhibit 4 – Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).
4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

Exhibit 10 – Material Contracts

10a.	Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).
10b.	Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).
10c.	Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).
10e.	Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).
10f.	The Company’s 1998 Long-Term Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the 1998 Annual Meeting of Shareholders).*
10g.	The Company’s 2000 Incentive Plan (filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders).*
10h.	Amendment to the Company’s 1998 Long Term Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10h to the report on Form 10K. Filed on March 27, 2003)
10i.	Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10i to the report on Form 10K. Filed on March 27, 2003).
10j.	Compensation and Indemnification Agreement, dated as of December 13, 2004, between Ampal-American Israel Corporation and each of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag. (Filed as Exhibit 10j to the report on Form 10K. Filed on March 15, 2005).
10k.	Stock Option Cancellation Agreement, dated as of November 30, 2004, between Ampal-American Israel Corporation and Dafna Sharir. (Filed as Exhibit 10k to the report on Form 10K. Filed on March 15, 2005).
10l.	Omnibus Agreement, dated as of December 1, 2005, between Merhav Ampal Energy Limited and Merhav (M.N.F.) Limited.

* Management contract, compensatory plan or arrangement.

Exhibit 11 – Statement re Computation of Earnings Per Share

Exhibit 12 – Statement re Computation of Ratios

Exhibit 21 – Subsidiaries of the Registrant

Exhibit 23 – Consents of Experts and Counsel:

23.1	Brightman Almagor & Co., Certified Public Accountants A member firm of Deloitte Touche Tohmatsu	E-23.1

23.2	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.2

23.3	Brightman Almagor & Co., Certified Public Accountants A member firm of Deloitte Touche Tohmatsu	E-23.3

23.4	Kost Forer Gabbay & Kasierer Member of Ernst & Young Global	E-23.4

23.5	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.5

23.6	Fahn, Kanne & Co. Certified Public Accountants (Isr.)	E-23.6

23.7	Kost Forer Gabbay & Kasierer Member practice of Ernst & Young Global	E-23.7

23.8	Somekh Chaikin, Certified Public Accountants (Isr.)	E-23.8

23.9	Somekh Chaikin, Certified Public Accountants (Israel)	E-23.9

23.10	Somekh Chaikin, Certified Public Accountants (Israel)	E-23.10

23.11	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.11

23.12	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.12

23.13	Kost Forer Gabbay & Kasierer Member practice of Ernst & Young Global	E-23.13

Exhibit 31.1 – Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 th day of March, 2006.

AMPAL-AMERICAN ISRAEL CORPORATION BY: /S/ JACK BIGIO —————————————— Jack Bigio, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2004.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN —————————————— Yosef A. Maiman	Chairman of the Board of Directors	March 29, 2006

/s/ JACK BIGIO —————————————— Jack Bigio	President & CEO - Director	March 29, 2006

/s/ LEO MALAMUD —————————————— Leo Malamud	Director	March 29, 2006

/s/ DR. JOSEPH YERUSHALMI —————————————— Dr. Joseph Yerushalmi	Director	March 29, 2006

/s/ YEHUDA KARNI —————————————— Yehuda Karni	Director	March 29, 2006

/s/ EITAN HABER —————————————— Eitan Haber	Director	March 29, 2006

/s/ MENAHEM MORAG —————————————— Menahem Morag	Director	March 29, 2006

/s/ IRIT ELUZ —————————————— Irit Eluz	CFO, Senior Vice President - Finance and Treasurer (Principal Financial Officer)	March 29, 2006

/s/ GIORA BAR - NIR —————————————— Giora Bar-Nir	VP Accounting &Controller (Principal Accounting Officer)	March 29, 2006

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

The above list does not include inactive and/or immaterial affiliated companies and others

OPHIR HOLDINGS LTD.

(An Israeli Corporation)

2005 ANNUAL REPORT

OPHIR HOLDINGS LTD.

2005 ANNUAL REPORT

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIR HOLDINGS LTD.

We have audited the consolidated financial statements of Ophir Holdings Ltd. and its subsidiaries (the “Company”): balance sheets as of December 31, 2005 and 2004 and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the consolidated results of operations and cash flows of the Company for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel	Kesselman & Kesselman
March 27, 2006	Certified Public Accountants (Isr.)

OPHIR HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

		December 31

	Note	2005	2004

		NIS in thousands (see note 1b)

A s s e t s
CURRENT ASSETS :	12
Cash and cash equivalents	1k	2,396	2,894
Short term investments	4a	25,018	86,935
Accounts receivable:	13a
Realated parties		54,952	151
Other		11,062	4,853

T o t a l current assets		93,428	94,833

LAND - BUSINESS INVENTORY	1e;8(2)	13,048	13,048

INVESTMENTS:
Associated companies	3	157,248	187,275
Other companies	4;8	1,387	72,854
Loan to related party	11b	8,306	8,114

		166,941	268,243

FIXED ASSETS, net of accumulated depreciation	5		57,425

		273,417	433,549

(

	(	Avi Israel
DIRECTORS	(
(

	(	Giora Bar-Nir

Date of approval of the financial statements: March 27, 2006

		December 31

	Note	2005	2004

		NIS in thousands (see note 1b)

Liabilities and shareholders’ equity
CURRENT LIABILITIES:	12
Bank credit and loans (mainly current maturities)	13b	3,834	8,383
Accounts payable and accruals	13c	4,245	4,121

T o t a l current liabilities		8,079	12,504

LONG-TERM LIABILITIES:	12
Bank loans (net of current maturities)	6	22,552	58,675
Capital notes to an associated company	7	151,601	151,601
Capital note to related party	7	1,069	1,069
Payables in respect of acquisition of land - business inventory	8(2)	11,894	11,843
Deferred income taxes	10b		2,550

T o t a l long-term liabilities		187,116	225,738

T o t a l liabilities		195,195	238,242

COMMITMENTS	8
MINORITY INTEREST		25	25
SHAREHOLDERS’ EQUITY	9	78,197	195,282

		273,417	433,549

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Note	2005	2004	2003

		NIS in thousands (see note 1b)

REVENUES AND GAINS:
From lease of buildings		3,649	6,737	10,278
Share in profits (losses) of associated companies - net	3	651	(1,150)	(2,071)
Gain from sale and increase in value of marketable securities- net		1,815	2,183	164
Dividend received from other companies		79	11,623	7,896
Management fees from associated company and others	11a		433	438
Others		240	2,141	120

		6,434	21,967	16,825

EXPENSES AND LOSSES:
Operating cost of leased buildings (including depreciation)		1,909	2,703	3,613
Impairment of investments in associated companies and other companies	3;4	4,571	950
General and administrative expenses - net	11a	2,314	1,480	4,623
Loss from sale of investments in associated companies		1,618
Loss (gain) from sale of real estate		7,519	(535)	30
Financial expenses (income) - net	11a;13f	(183)	700	1,532
Others		106

		17,854	5,298	9,798

INCOME (LOSS) BEFORE TAXES ON INCOME		(11,420)	16,669	7,027
TAXES ON INCOME (TAX SAVING)	10c	(5,255)	2,374	4,731

INCOME (LOSS) AFTER TAXES ON INCOME (TAX SAVING)		(6,165)	14,295	2,296
MINORITY INTEREST SHARE IN LOSSES OF A SUBSIDIARY			1	15

NET INCOME (LOSS) FOR THE YEAR		(6,165)	14,296	2,311

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Share capital	Capital surplus	Dividend Declared Subsequent to balance sheet Date	Retained earnings	Total

	NIS in thousands (see note 1b)

BALANCE AT JANUARY 1, 2003	2,832	80,488		139,375	222,695
CHANGES DURING 2003:
Net income				2,311	2,311
Dividend paid				(14,000)	(14,000)
Erosion of capital note		(20)			(20)

BALANCE AT DECEMBER 31, 2003	2,832	80,468		127,686	210,986
CHANGES DURING 2004:
Net income				14,296	14,296
Dividend paid				(30,000)	(30,000)
Appropriation for distribution of dividend subsequent to balance sheet date			90,830	(90,830)

BALANCE AT DECEMBER 31, 2004	2,832	80,468	90,830	21,152	195,282
CHANGES DURING 2005:
Net loss				(6,165)	(6,165)
Dividend paid (In kind and in cash)		(5,103)	(90,830)	(14,987)	(110,920)
Appropriation for distribution of dividend subsequent to balance sheet date		(55,000)	55,000

BALANCE AT DECEMBER 31, 2005	2,832	20,365	55,000	-,-	78,197

The accompanying notes are an integral part of the consolidated financial statements.

(Continued) - 1

OPHIR HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003

	NIS in thousands (see note 1b)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the year	(6,165)	14,296	2,311
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities*	8,820	(3,032)	3,703

Net cash provided by operating activities	2,655	11,264	6,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in other companies and trading securities	74,923	21,242
Proceed from sale of Associated Company	32,564
Proceed from sale of leased buildings, net	42,397	7,847	30,190
Investment in associated companies (including capital notes and loans - net)	(746)	(499)	(424)
Investments in other companies	(496)	(549)	(301)
Purchase of short term investments, net	(24,707)	(196)
Other		1,935	(72)

Net cash provided by investing activities	123,935	29,780	29,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term bank loans- net	(42,172)	(8,382)	(8,307)
Related parties	(55,000)
Dividend paid	(29,990)	(32,953)	(11,047)
Short-term bank credit and loans - net	74	(30)	(13,254)

Net cash used in financing activities	(127,088)	(41,365)	(32,608)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(498)	(321)	2,799
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,894	3,215	416

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	2,396	2,894	3,215

(Concluded) - 2

OPHIR HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003

	NIS in thousands (see note 1b)

* Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Income and expenses not involving cash flows:
Share in losses (profits) of associated companies - net	(651)	1,150	2,071
Depreciation	729	1,459	1,953
Deferred income taxes - net	(2,550)	(126)	2,971
Minority interest in losses of a subsidiary		(1)	15
Loss (gain) from sale of fixed assets - net	7,519	(535)	(90)
Gain from sale and increase in value of marketable securities - net	(1,815)	(2,183)	(164)
Loss from sale of associated companies	1,618
Gain from sale of investment in other company		(305)
Impairment (reversal of impairment) of investment in associated companies and others - net	4,571	(873)
Linkage differences (erosion) on long-term bank loans- net	1,426	676	(67)
Linkage differences and interest on loans to associated companies and others	(1,770)	(1,604)	(1,497)

	9,077	(2,342)	5,192

Changes in operating asset and liability items:
Decrease (increase) in accounts receivable	1,370	(369)	1,677
Decrease in accounts payable and accruals	(1,627)	(321)	(3,166)

	(257)	(690)	(1,489)

	8,820	(3,032)	3,703

Supplementary information on investing and financing activities not involving cash flows:

a.

As resolved by the board of directors on February 9, 2005, the Company distributed the remaining shares in Industrial Buildings to its shareholders, as a quasi-dividend in the amount of NIS 80,930 thousands.

b.

The balance of receivables includes an amount of NIS 6,780 thousands, which is deposited in a trust account, in respect of the sale of a building. This balance was not reflected within the framework of investing activities in the statement of cash flows.

c.

The balance of receivables includes an amount of NIS 3,500 thousands, in respect of the sale of buildings for rent, which were sold during 2003. This balance was not reflected in the statements of cash flows in 2003, and will be included at the time of its settlement.

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis, are as follows:

	a.	General:

		1)	Ophir Holdings Ltd. (“the Company”) is a holding and investment company.

The subsidiary Merkazim Investments Ltd. is engaged in the renting of commercial buildings. In 2003, this company sold all its holdings in the commercial buildings that were designated for rent.

The subsidiary, New Horizons (1993) Ltd., holds a number of real estates (designated for sale), which were purchased from a related party, see also note 8(2).

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

	Other company -	a company to which the conditions specified in the preceding paragraphs do not apply.

	The Group -	the Company, its subsidiaries and its associated companies.

	Related parties -	as defined in Opinion 29 of the Israeli Institute.

3)	Principles of accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Israel (Israeli GAAP). Israeli GAAP vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 14.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (continued):

	b.	Financial statements presentation basis:

The Company draws up and presents its financial statements in Israeli currency (“shekels” or “NIS”).

		1)	Transition to nominal financial reporting in 2004

With effect from January 1, 2004, the Company has adopted the provisions of Israel Accounting Standard No. 12 - “Discontinuance of Adjusting Financial Statements for Inflation” - of the Israel Accounting Standards Board (the “IASB”) and, pursuant thereto, the Company has discontinued, from the aforesaid date, the adjustment of its financial statements for the effects of inflation in Israel.

The amounts adjusted for the effects of inflation in Israel (see 2 below), presented in the financial statements as of December 31, 2003 (“the transition date”), were used as the opening balances for the nominal financial reporting in the following periods. Additions made after the transition date have been included in the financial statements at their nominal values.

Accordingly, the amounts reported in 2005 and 2004 are composed as follows: amounts originating from the period that preceded the transition date are composed of their adjusted to December 2003 shekel amount, with the addition of amounts in nominal values that were added after the transition date, and net of amounts that were deducted after the transition date (the retirement of such sums is effected at their adjusted values as of transition date, their nominal values, or a combination of the two, according to the circumstances). All the amounts originating from the period after the transition date are included in the financial statements at their nominal values.

		2)	Comparative figures - amounts adjusted to end of 2004 shekels

Through December 31, 2003, the Company prepared its financial statements on the basis of historical cost adjusted for the changes in the general purchasing power of Israeli currency (NIS), based upon changes in the consumer price index (“the CPI”), in accordance with pronouncements of the Israeli Institute. The comparative figures included in these financial statements are based on the amounts included for the prior reporting periods, as adjusted for the changes in the general purchasing power of the Israeli currency, based on the CPI for December 2003 (the CPI in effect at the transition date).

The components of the income statements were, for the most part, adjusted as follows: the components relating to transactions carried out during the reported period - revenues, expenses, etc. - were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items (mainly - depreciation) were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.

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

	d.	Short term investments - marketable securities

These securities (except for investment in shares constituting “permanent investment”, see f(2) below), are stated at market value.

The changes in value of the above securities are carried to income.

	e.	Land - business inventory

The land is presented at cost, which - in managements’ estimation - is lower than market value.

According to the agreements for the purchase of land, the Company might pay additional costs of up to 90% of the net sale proceeds, see also note 8(2).

	f.	Investments:

		1)	Associated companies:

(a)

The investments in these companies are accounted for by the equity method. The company reviews – at each balance sheet date - whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of its investment in associated companies. The balance of the investment as of December 31, 2005 is presented net of a provision for the impairment in value of an associated company, see j. below and note 3.

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

	g.	Fixed assets:

		1)	These assets are stated at cost.

		3)	Cost of fixed assets includes the Company’s share in a joint venture engaged solely in construction of a building and rental thereof.

During the reported year the Company realized the building for rent - see also note 5.

		3)	Financial expenses in respect of loans and credit applied to finance the construction or acquisition of buildings - incurred until construction was completed - were charged to cost of the buildings.

		4)	The assets are depreciated by the straight-line method, on basis of their estimated useful life. Annual rates of depreciation are 2% or 4%.

	h.	Deferred income taxes:

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

The company reviews - at each balance sheet date - whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of fixed assets and identifiable intangibles, including goodwill. When such indicators of impairment are present, the company evaluates whether the carrying value of the asset in the company’s accounts can be recovered from the cash flows anticipated from that asset, and, if necessary, records an impairment provision up to the amount needed to adjust the carrying amount to the recoverable amount.

The recoverable value of an asset is determined according to the higher of the net selling price of the asset or its value in use to the company. The value in use is determined according to the present value of anticipated cash flows from the continued use of the asset, including those expected at the time of its future retirement and disposal.

During 2005 the Company recorded an impairment charge on its investment in other company of NIS 4,571 thousand see also note 4b

In 2004 the Company recorded an impairment charge on its investment in Lysh of NIS 950 thousand see also note 3c(3).

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

	p.	Dividend declared subsequent to balance sheet date

Liabilities relating to dividends declared subsequent to balance sheet date are included in the accounts for the period in which the declaration was made. The amount declared is appropriated, however, from retained earnings, and reported as a separate item in the shareholders’ equity - “Dividend declared subsequent to balance sheet date”.

	q.	Recently issued accounting pronouncements in Israel:

1.

In August 2005, the Israel Accounting Standards Board issued Israel Accounting Standard No. 22 - “Financial Instruments: Disclosure and Presentation”, which is based on International Accounting Standard No. 32. This standard prescribes the rules for the presentation of financial instruments and the proper disclosure required therefore. The standard sets forth the rules for classifying financial instruments, the rules for splitting and classifying compound financial instruments and the rules for offsetting financial assets and financial liabilities. The standard also prescribes the rules for classifying interest, dividends, losses and gains relating to financial instruments.

This accounting standard applies to financial statements for periods commencing on or after January 1, 2006. The standard is to be applied prospectively and, accordingly, comparative data that are presented in the financial statements for periods commencing from the effective date of the standard will not be re-presented. Financial instruments issued before the standard’s effective date are to be classified and presented in conformity with the provisions of the standard from its effective date. Compound financial instruments (that include both an equity component and a liability component), which were issued in periods prior to the standard’s effective date, and which had not yet been converted or redeemed at that date, are to be classified according to their component parts and are to be presented in conformity with the provisions of the standard, commencing from the effective date of the standard.

When the standard becomes effective, Opinion 48 - “Accounting Treatment of Option Warrants”, and Opinion 53 - “Accounting Treatment of Convertible Liabilities” will be revoked.

In the Company’s opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (continued):

2.

In Febuary 2006, the IASB issued Israel Accounting Standard No. 25 - “Revenue”, which is based on International Accounting Standard No. 18. This standard prescribes recognition, measurement, presentation and disclosure criteria for revenues originating from the sale of goods purchased or manufactured by the company, the provision of services, as well as revenues deriving from the use of the company’s assets by others (interest income, royalties or dividends).

The principal issue in accounting for revenue is determining the timing of revenue recognition. Revenue from the sale of goods shall be recognized when all the following conditions have been satisfied: (a) the significant risks and rewards of ownership of the goods have been transferred to the buyer; (b) the company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (c) the amount of revenue can be measured reliably; (d) it is probable that the economic benefits associated with the transaction will flow to the company; and (e) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Revenue from the provision of services shall be recognized by reference to the stage of completion of the transaction at the balance sheet date, subject to the satisfaction of conditions (c) through (e) above, and only when the stage of completion of the transaction at the balance sheet date can be measured reliably.

A clarification of said standard was issued by the IASB in Febuary 2006: Clarification No. 8 - “Reporting of Revenue on a Gross or Net Basis”. According to the clarification, a company acting as an agent or an intermediary without bearing the risks and rewards resulting from the transaction, will present its revenue on a net basis (as profit or commission). However, a company that acts as a principal supplier and bears the risks and rewards resulting from the transaction will present its revenue on a gross basis, distinguishing the turnover from the related expenses.

Standard 25 shall be applicable to financial statements for periods commencing on or after January 1, 2006. The standard is to be applied prospectively; nevertheless, in accordance with the transitional provisions of the standard, the classification and presentation of revenue on a gross or net basis, as above, shall be applied with retroactive effect, including the restatement of revenues and expenses appearing in the comparative figures in the financial statements for periods commencing on the effective date of the standard.

Until the publication of said standard and the related clarification, there were no accounting pronouncements in Israel concerning revenue, and the accounting treatment of this issue was mostly based on generally accepted accounting practices and foreign accounting pronouncements; nevertheless, as the principles applied by the company do not differ materially from the directives of the standard, its implementation is not expected to have a material effect on the financial statements of the company in future periods.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 –	INVESTMENTS IN SUBSIDIARIES

Following is a list of the subsidiaries consolidated in Ophir’s financial statements:

Wholly-owned:
Ophir Financing Ltd. - inactive;
Maoz Financial Investments Ltd. (“Maoz”) - inactive;
Merkazim Investments Ltd. (“Merkazim”) a wholly-owned subsidiary of Maoz. During 2005 Merkazim ceased its activity.
80%-owned - New Horizons (1993) Ltd. (“New Horizons”).

NOTE 3 –	INVESTMENTS IN ASSOCIATED COMPANIES:

	a.	The investments are composed as follows:

	consolidated

	December 31

	2005	2004

	NIS in thousands

Equity in net assets:
Cost of shares	7,252	14,449
Share in accumulated undistributed profit (1)	81,825	83,984
Share in capital surplus derived by Mivnat Holdings Ltd. from sale of its investment in Industrial Buildings Ltd. to its Shareholders (see c(1) below and 4(a)) (1)	66,065	66,065

	155,142	164,498
Long-term loans (2)	3,056	28,731
L e s s - provision for impairment of investment, see c(2), (3) below	(950)	(5,954)

	157,248	187,275

	(1)	Including accumulated erosion of capital notes and gains on dilution of holding in associated companies resulting from issuance of shares to a third party.

	(2)	As of December 2005 the loans are linked to the Israeli CPI, bear interest at annual rates of 1% and have no fixed maturity date.

b.	The changes in the investments in 2005 are as follows:

NIS in thousands

Balance at beginning of year	187,275
Changes during the year:
Share in profits of associated companies - net	651
Loans to an associated company	746
Accrued linkage differentials and interest in respect of long-term loans	1,007
Sale of investment	(32,431)

Balance at end of year	157,248

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 –	INVESTMENTS IN ASSOCIATED COMPANIES (continued):

	c.	Following are details relating to the associated companies:

		1)	Mivnat Holdings Ltd. (“Mivnat”)

Mivnat was established in March 1993 by the Company, the subsidiary Merkazim and others, some of whom were interested parties, in order to acquire the Israeli Government’s shares in Industrial Buildings Ltd. (“Industrial Buildings”). During March 1993, Mivnat acquired these shares in consideration of NIS 1,053 million. Ophir holds 18.75% interest in Mivnat directly, and 25% interest jointly with Merkazim.

On December 31, 1998, Mivnat sold its holdings in Industrial Buildings to its shareholders (including the Company). Upon the consummation of the transaction, Mivnat ceased to have any rights in the shares of Industrial Buildings.

During 2004, the Company realized all of its shares in Industrial Buildings see note 4a.

		2)	Shmey-Bar Real Estate 1993 Ltd., Shmey-Bar (T.H.) 1993 Ltd. and Shmey-Bar (I.A.) 1993 Ltd. (“Shmey-Bar companies”).

The Company, along with a group of companies, established the Shmey-Bar companies in 1993. These companies were established for the purpose of dealing in development of fruit-bearing properties. They purchased rights to real estate and options to purchase real estate in Tel-Aviv, Haifa, Beer-Sheva, Kiryat Shemona, Eilat, Jerusalem, Holon, Tel-Hanan and Ramla, all from Hamashbir Hamerkazi Israel Cooperative Wholesale Society Ltd. The Company’s holdings in Shmey-Bar companies total 22.2%.

On December 31, 2002, the Company wrote down its investment in the Shmey-Bar companies by NIS 5,004 thousands.

On September 20, 2005 the Company and Durban Investments Ltd. signed an agreement for the sale of all its shares and rights (including indemnification of the Company in connection with shareholders loan) in Smei Bar companies, the consideration for the sale amounted to NIS 32.6 million; as a result of the sale of the holdings as above, the Company recorded a loss in the amount of NIS 1,618 thousands, which includes expenses of NIS 1.8 million attributed to the sale.

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

BHL developed 16,850 square meters of land owned by the Israel Lands Administration (the “Administration”), in accordance with resolution 717 of the Administration. A commercial project occupying approximately 10,000 square meters was constructed on that land initially, and there is an option to construct an additional 4,000 square meters at a later stage. The Company’s share in L1 is approximately 25% (its share in the project being approximately 12.5%). The project commenced in March 2000. As of December 31, 2005 and 2004, the Company invested in L1 approximately NIS 5.5 million.

The Company has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2005, the Company’s share in the loans made to BHL amounts to approximately NIS 16.5 million.

The auditors of L1, while not qualifying their opinion on L1’s financial statements for 2005, drew attention to the financial position of BHL, whose financial statements presented a loss of approximately NIS 5.9 million (net of financial expenses in the amount of NIS 7.1 million) and negative working capital amounting to approximately NIS 3.8 million at December 31, 2005.

In 2005, BHL received shareholders’ loans in the amount of approximately NIS 2 million from L1. In 2004, it was agreed that payments of principal of the loan for that year would be deferred. During the reported year, the Company and the bank agreed that the payments of principal of the loan for 2005 would be deferred and those payments would be made no later than March 31, 2006 and schedules the repayments of the balance of the loan over a period of 17 years.

BHL’s management believes that the execution of the aforementioned arrangements will guarantee the continuance of BHL’s regular operations.

In 2004, the Company wrote down its investment in BHL Company by NIS 950,000.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 –	INVESTMENTS IN OTHER COMPANIES:

	Consolidated

	December 31

	2005	2004

	NIS in thousands

Industrial Buildings (a)		67,402
Memadim Investments Ltd. (“Memadim”) (b)		4,065
Mahalachim Investment in Technology Ltd. (“Mahalachim”) (c)	1,351	1,351
Others	36	36

	1,387	72,854

a.

Industrial Buildings is engaged in initiation and execution of construction projects - buildings for industry, designated for rental and sale - and in the management of land development and infrastructure preparation for residence and industry.

As of January 1, 2004, the Company held 36,281,616 ordinary shares of NIS 1 par value of Industrial Buildings that constitute 11.84% of the ordinary share capital of this company.

In 2004, the Company sold 4,400,036 shares of Industrial Buildings in consideration for approximately NIS 21.2 million, at a pre-tax gain of approximately NIS 0.3 million.

In 2004, the Company received a dividend in the amount of NIS 10.3 from Industrial Buildings.

In January 2005, 15 million shares were sold in an off-the-floor transaction for NIS 75 million, at a pre-tax gain of NIS 1.7 million. Consideration from sale of the said shares in the amount of NIS 68 million was utilized in 2005 for repayment of part of the balance of bank loan in the amount of NIS 38.4 million, in favor of which the shares were pledged. Part of the consideration from sale of the said shares in the amount of NIS 25 million is placed in a short-term deposit to secure the balance of the remaining loan (NIS 26.3 million) that was repaid in January and February 2006 (see note 6c). The short-term deposit, as stated above, is included under short-term investments at December 31, 2005.

On February 9, 2005, the Company’s board of directors decided to distribute the remaining shares of Industrial Buildings, in the amount of NIS 80.9 million to shareholders, as a quasi-dividend. Additionally, the board decided to distribute the balance of cash, in the amount of NIS 9.9 million, to shareholders.

b.

Memadim was established in 1995 by the Company, along with a group of companies, one of which is Industrial Buildings, for the purpose of real estate development. The Company directly holds 10% of the ownership and control of Memadim. see also note 8(1).

The Company currently negotiates the sale of its holdings in Meimadim; therefore, in 2005 the Company recorded in its accounts a provision of NIS 4,571 thousands for impairment of its investment in this Company.

c.

Mahalachim is a venture capital fund; the Company holds approximately 3.5% of shares therein. In 2004, the Company received a dividend in the amount of NIS 3,255,000 from Mahalachim. The share of the dividend that was carried to income amounted to NIS 1,320,000. The balance of the amount was used to reduce the amount of the investment.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 –	FIXED ASSETS - BULDINGS FOR RENT:

Composition of assets (buildings for rent - including land) as of December 31, 2004 are as follows

Cost	Accumulated depreciation	Depreciated balance

N I S i n t h o u s a n d s

66,247	8,822	57,425

The Company had rights in an industrial commercial building on leased land for a period of 44 years, which will expire on October 31, 2037, jointly with other companies. The building is leased as part of a joint venture, the Copany share in which is 70%.

On July 11, 2005, the Company sold its share in the rights in a commercial-industrial building in consideration for NIS 51 million. The Company recorded a loss of NIS 7.5 million in respect of this transaction.

NOTE 6 –	LONG-TERM BANK LOANS:

	a.	The loans are linked to the Israeli CPI and bear interest at the annual rate of 4%.

	b.	An early repayment of NIS 38.4 million was made in 2005. The balance of the loan is to be repaid in accordance with an updated clearing schedule received from the bank.

	c.	The original clearing schedule of the loans for the years subsequent to balance sheet date is as follows:

	December 31

	2005	2004

	NIS in thousands

First year - current maturities	3,759	8,382

Second year	3,759	8,382
Third year	3,759	8,382
Fourth year	3,759	8,382
Fifth year	3,759	8,382
Sixth year and thereafter (through 2012)	7,516	25,147

	22,552	58,675

	26,311	67,057

d.	An early repayment of 26.3 million (the balance of the said loans) was made in January and February 2006.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 –	CAPITAL NOTES:
a.

On December 31, 1998, the Company and a subsidiary, Merkazim, issued capital notes to Mivnat with a par value of NIS 113,770,000 and NIS 37,831,000, respectively. The capital notes are unlinked and interest-free.

Capital notes with an aggregate par value of NIS 151,351,000 are repayable at par, upon demand of Mivnat, on January 1, 2005 and only on that date. After balance sheet date, the shareholders of Mivnat decided to extend the repayment date until January 1, 2007. The balance of the capital notes, NIS 250,000 par value, is repayable annually under the terms stipulated in the agreement.

b.

On December 31, 1998 and on June 30, 2004, the Company issued capital notes to its subsidiary with a par value of NIS 37,769,000 and NIS 25,409,000, respectively. The capital notes are unlinked and interest-free, and are repayable at par, upon demand, on January 1, 2005 and only on that date. After balance sheet date, the shareholders of Merkazim decided to extend the repayment date until January 1, 2007.

c.

In 2002, the subsidiary New Horizons issued capital notes with a par value of NIS 119,000 and NIS 1,069,000 to the Company and the minority shareholder in the subsidiary, respectively. the Company and the minority shareholder in the subsidiary are entitled to receive from New Horizons the principal of the note, without interest or linkage, this after a period of not less than one year.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 –	COMMITMENTS, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES:
1)

The Company has undertaken to invest in Memadim (see note 4b) approximately 10% of the cost of land and construction of a rental project which is constructed by Memadim on the Carmel shore. The investment was made partly through investment in Memadim (mainly shareholders’ loans), and partly by way of a guarantee provided. The Company’s share in future construction costs is estimated at approximately U.S.$ 17 million. As of December 31, 2005, the balance of the loans to Memadim from banks amounts to approximately NIS 89 million, and the balance of the loans to Memadim from interested parties as of December 31, 2005 amounts to approximately NIS 45 million see note 4b.

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

On December 4, 2005, the subsidiary was granted an irrevocable option to sell all the rights in the real estate inventory that it owns for a consideration of 17,330 thousands dollar.

The option period is limited to June 15, 2006. As of the date of approval of these financial statements, the subsidiary had not exercised the option granted to it.

	3)	As to the Company’s commitment to grant guarantees to BHL, see note 3c(3).

4)

The Company and a subsidiary receive various services from the shareholders in Ophir, including management services, head office services, bookkeeping and legal services. As to the expenses recorded in respect of such services, see note 11.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 –	SHARE CAPITAL:

	a.	Composed at December 31, 2005 and 2004 as follows:

	Number of shares		Amount in NIS

	Authorized	Issued and paid	Authorized	Issued and paid

Ordinary shares of NIS 0.001
par value	160,000	100,000	162	101

Deferred shares of NIS 0.0001
par value*	3	3	0.0003	0.0003

	*	The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

b.

In February 2005 the Company’s board of directors resolved to distribute its shareholders the balance of the shares of Industrial Buildings (amounting to NIS 80,930 thousands) as a dividend in kind. Also, the Company distributed its shareholders a cash dividend of NIS 9,990 thousands.

Also, on October 16, 2005, the Company’s board of directors resolved to distribute the shareholders a dividend in the total amount of NIS 82 million. For the purpose of distributing this dividend, the Company requested the Court to approve a deduction of capital for the Company in an amount of up to NIS 64 million. On November 29, 2005, the Court approved the said request.

At a later date, in order to clarify the board of directors’ resolution dated October 16, 2005 and the Company’s shareholders’ resolution dated November 6, 2005 to approve a certain amount out of which the Company would distribute its shareholders a dividend in the total amount of up to NIS 82 million for the years 2005 and 2006 and in light of the Tel-Aviv District Court’s resolution to approve a distribution of dividend that does not meet the criteria of the “profit test” as required under Section 303 of the Companies Law, 1999 and also since in December 2005 the owners of the Company resolved that the declaration and distribution of the dividend will take place in 2005 and 2006, the board approved in February 2006 the declaration and distribution of dividend to the shareholders, as follows: a total of NIS 20 million paid in cash on December 28, 2005 and a total of NIS 55 million on January 8, 2006.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 –	TAXES ON INCOME:

	a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the inflationary adjustments law)

Under the inflationary adjustments law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. The Company and its Israeli subsidiaries are taxed under the inflationary adjustments law.

	b.	Deferred income taxes:

The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

Depreciable fixed assets

NIS in thousands

Balance at January 1, 2004	(2,676)

Changes in 2004- amounts carried to income	(126)

Balance at December 31, 2004	(2,550)

Changes in 2005- amounts carried to income	2,550

Balance at December 31, 2005	-,-

Deferred taxes are presented in the balance sheets as long-term liabilities.

c.	Taxes on income included in the income statements:

	1)	As follows:

	2005	2004	2003

	NIS in thousands

For the reported year:
Current			1,760
Deferred, see also b. above	(2,550)	(126)	2,971

	(2,550)	(126)	4,731

For previous years- current	(2,705)	2,500

	(5,255)	2,374	4,731

Current taxes are computed at the tax rate of 34%. For tax rates amendment see (e) below.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 –	TAXES ON INCOME (continued):

	2)	Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

	2005	2004	2003

	NIS in thousands

Income (loss) before taxes on income as reported in the income statements	(11,420)	16,669	7,027
Add (less) - share in profits of associated companies - net	651	1,150	2,071

B a l a n c e - income (loss)	(12,071)	17,819	9,098

Theoretical tax expense (tax saving)	(4,104)	6,237	3,275
Increase (decrease) in taxes resulting from permanent differences - the tax effect:
Disallowable deductions (exempt income)	(626)	337	(156)
Differences for which deferred taxes were not created, net	2,224	(870)	4,101
Taxes on income subject to different rates - dividends received from other companies		(4,418)	(2,843)
Taxes in respect of previous years	(2,705)	2,500
Difference between the basis of measurement of income reported for tax purposes and the basis of measurement of income for financial reporting purposes - net	(309)
Sundry – net	265	(1,412)	354

Taxes on income for the reported year	(5,255)	2,374	4,731

d.	Tax assessments

The Company has received final assessments through tax year 2001.

Subsidiaries:

Merkazim - final assessments has been received through tax year 2004.
New Horizons - assessments that are considered as final through tax year 2001.
Ophir Financing Ltd. - assessments that are considered as final through tax year 2001.

e.	Tax rates

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

In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 - 35%, 2005 - 34%, 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter - 25%.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 –	TAXES ON INCOME (continued):

	f.	“Real” losses on realization of marketable securities for tax purposes, carried forward to future years

Carryforward “real” losses on realization of marketable securities at December 31, 2005 aggregate NIS 36 million; December 31, 2004 - NIS 11 million. The “real” losses are deductible from future real income from marketable securities, if any. No deferred tax assets have been included in respect of such losses, as it is not probable that they will be utilized in the foreseeable future.

NOTE 11 –	TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

	a.	Transactions with related parties:

	2005	2004	2003

	NIS in thousands

Income (expenses):

Linkage differences on short- term loans to related party company	194		165

Financial income on loan to shareholders and associated companies	1,607	1,371	637

Management fees from other company		433	438

Included in general and administrative expenses			(3,507)

Participation in expenses of shareholders and a corporate interested party			(250)

Management fees to shareholder	1,000

As to other transactions with, and commitments to, interested parties, see note 8.

b.	Balances with related parties:

	1)	Receivables:

	December 31

	2005	2004

	NIS in thousands

a) Loan to a corporate interested party (1)	8,306	8,114

b) Long-term receivables - loans to associated companies (2)	3,056	28,731

c) A corporate related party current account
d) Shareholders - current accounts	54,952	151

	(1)	The loan is linked to the Israeli CPI and bears no interest.

The corporate related party is to repay this debt out of its future positive cash flow.

	(2)	The loans are linked to the Israeli CPI and bear annual interest at the rate of 1%.

As to current balances with associated and other companies, see note 13a.

2)	Long-term liability in respect of acquisition of land - business inventory - is linked to the Israeli CPI and bears no interest.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 –	LINKAGE OF MONETARY BALANCES:

	a.	As follows:

	December 31, 2005

	Linked to the Israeli CPI	Unlinked	Total

	NIS in thousands

Assets:
Current assets:
Cash and cash equivalents		2,396	2,396
Short-term investments	24,549	469	25,018
Accounts receivable	55,419	10,595	66,014
Loan to a related party	8,306		8,306
Long-term loans to associated companies	3,056		3,056

	91,330	13,460	104,790

Liabilities:
Current liabilities:
Short-term credit from bank		75	75
Accounts payable and accruals		4,245	4,245
Long-term liabilities:
Bank loans (including current maturities)	26,311		26,311
Capital notes to associated company		151,601	151,601
Capital note to an interested party		1,069	1,069
Acquisition of land - business inventory	11,894		11,894

	38,205	156,990	195,195

b.	Data regarding the exchange rate and the Israeli CPI:

	Exchange rate of one dollar		Israeli CPI*

At end of year:
2005	NIS 4.603		185.1 points
2004	NIS 4.308		180.7 points
2003	NIS 4.379		178.6 points
2002	NIS 4.737		182.0 points

Increase (decrease) during the year:
2005	6.8%		2.4%
2004	(1.6	) %	1.2%
2003	(7.5	) %	(1.9	) %

*	Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 –	SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

		December 31

		2005	2004

		NIS in thousands

a.	Accounts receivable - other:

	Deposits in respect of sale of fixed assets	10,280	3,500
	Associated and others companies	467	626
	Other	315	727

		11,062	4,853

b.	Bank credit:
	Short-term credit and loans	75	1
	Current maturities of long- term loans, see note 6	3,759	8,382

		3,834	8,383

c.	Accounts payable and accruals:
	Trade	21	370
	Institutions	2,516	2,545
	Accrued expenses	404	202
	Other	1,304	1,004

		4,245	4,121

d.	Concentrations of credit risks

The Group’s cash and cash equivalents and short-term investments at December 31, 2005 and 2004 are deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 –	SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

	e.	Fair value of financial instruments

The fair value of financial instruments included in the working capital of the Group is usually identical or close to their carrying value. The fair value of long-term loans to associated and other companies and long-term bank loans also approximates their carrying value, since they bear interest at rates close to prevailing market rates. The determination of the fair value of the capital notes to an associated company and a subsidiary and long-term liabilities in respect of acquisition of land - business inventory is not practical.

		2005	2004	2003

		NIS in thousands

f.	Financial expenses (income) - net:

	Financial expenses:
	In respect of long-term loans	3,593	3,692	3,324
	In respect of short-term bank credit	11		232
	Other	250	84	138

		3,854	3,776	3,694

	Financial income:
	In respect of bank deposits	1,777	1,354	411
	Financial income on loan to shareholders	600
	In respect of loans to a related party	194
	In respect of short-term loans to associated companies	1,007	1,371	637
	Assigned interest and linkage differences and other	459	351	1,114

		4,037	3,076	2,162

		(183)	700	1,532

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A.:

a.	General:

1)

The Company prepares its financial statements in accordance with Israeli GAAP. As applicable to these financial statements, Israeli GAAP and U.S. of America GAAP vary in certain significant respects, as described below:

	2)	Effect of inflation

In accordance with Israeli GAAP, through December 31, 2003, the Company comprehensively included the effect of the changes in the general purchasing power of Israeli currency in these financial statements, as described in note 1b. In view of the past inflation in Israel, this was considered a more meaningful presentation than financial reporting based on historical cost.

Under US GAAP Israel is not considered to be a highly inflationary country, thus the measurement currency should be in nominal NIS.

The adjustments to reflect the changes in the general purchasing power of Israeli currency have been reversed in the reconciliation of Israeli GAAP to U.S. GAAP.

	3)	Investment in marketable securities

In accordance with Israeli GAAP, since the Company’s intent was to hold some of the investment as an investment for a long period, it was partly stated at cost, net of impairment for decrease in value, which was other than temporary decline in their value. During 2005 the company sold its investment (see also note 4).

Under U.S. GAAP, this investment was classified as an investment in available for sale and was reported at fair value with unrealized gains and losses, recorded as a separate component of other comprehensive income (loss) in shareholders’ equity until realized in 2005.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A. (continued):

	b.	The effect of the material GAAP differences, as described in a. above, on the consolidated financial statements is as follows:

		1)	Operating results:

	2005	2004	2003

	NIS in thousands

Net income (losses) as reported in these financial statements according to Israeli GAAP)	(6,165)	14,296	2,311
Effect of the treatment of the following items under U.S. GAAP:
Reversal of the adjustment due to effect of inflation	76,050	7,631	39,051
Reversal of the adjustment due to Marketable securities- available for sale	1,985	(2,256)
Other	478	107	(405)

Net income under U.S. GAAP	72,348	19,778	40,957

2)	Shareholders’ equity:

	December 31,

	2005	2004

	NIS in thousands

Shareholders’ equity, as reported in these financial statements, according to Israeli GAAP	78,197	195,282
Effect of the treatment of the above differences under U.S. GAAP:
Reversal of the adjustment due effect of inflation, net	(1,697)	(77,747)
Reversal of the adjustment due marketable securities-available for sale		(3,061)
Other comprehensive income-marketable securities		61,182
Other	218	(545)

Shareholders’ equity under U.S. GAAP	76,718	175,111

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A. (continued):

	3)	The effect of the foregoing GAAP difference on reporting comprehensive income, is as follows:

	2005	2004	2003

	NIS in thousands

Net income as reconciled to U.S. GAAP, see above	72,348	19,778	40,957
Other comprehensive income - gains not reported (previously reported) in the income statements-
Unrealized (realized) gains on marketable securities	(61,182)	20,659	78,278

Comprehensive income under U.S. GAAP	11,166	40,437	119,235

OPHIRTECH LTD.

(An Israeli Corporation)

2005 ANNUAL REPORT

OPHIRTECH LTD.

2005 ANNUAL REPORT

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIRTECH LTD.

We have audited the financial statements of Ophirtech Ltd. (hereafter - the Company): balance sheets as of December 31, 2005 and 2004 and the related statements of income, changes in shareholders’ equity and cash flows for the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of operations and cash flows of the Company for the three years ended December 31, 2005, in conformity with accounting principles generally accepted in Israel.

As explained in note 1b, the financial statements, as of dates and for reporting periods subsequent to December 31, 2003, are presented in new Israeli shekels, in conformity with accounting standards issued by the Israel Accounting Standards Board. The financial statements as of dates and for reporting periods ended prior to, or on, the above date are presented in values that have been adjusted for the changes in the general purchasing power of the Israeli currency through that date, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 7 to the financial statements.

Tel-Aviv, Israel	Kesselman & Kesselman
March 27, 2006	Certified Public Accountants (Isr.)

OPHIRTECH LTD.

BALANCE SHEETS

		December 31

	Note	2005	2004

		NIS in thousands (see note 1b)

A s s e t s

CURRENT ASSETS:
Cash		151	811
Government		28	49

T o t a l current assets		179	860

INVESTMENTS IN COMPANIES	1c ; 2	32,809	36,063

		32,988	36,923

Liabilities and shareholders’ equity

CURRENT LIABILITIES:	6a(2)
Short-term credit:
From bank credit	6a		966
From shareholders		4,125	4,267
Loan from a related party	6b	8,306	8,114
Accounts payable and accruals			23

T o t a l current liabilities		12,431	13,370
SHAREHOLDERS’ EQUITY	3	20,557	23,553

		32,988	36,923

)

Avi Israel	)
	)	DIRECTORS
)

Shlomo Shalev	)

Date of approval of the financial statements: March 27, 2006

The accompanying notes are an integral part of the financial statements.

3

OPHIRTECH LTD.

STATEMENTS OF OPERATIONS

	2005	2004	2003

	NIS in thousands (see note 1b)

WRITE-DOWN OF INVESTMENTS IN COMPANIES, net	2,814		1,239
GENERAL AND ADMINISTRATIVE EXPENSES (note 6e)	34	3	251
FINANCIAL EXPENSES – net	148	139	416
CAPITAL LOSS ON SALE OF FIXED ASSETS			2

LOSS FOR THE YEAR	2,996	142	1,908

The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Share capital	Receipts on account of shares to be allotted	Accumulated deficit	Total

	NIS in thousands (see note 1b)

BALANCE AT JANUARY 1, 2003	1	137,622	(112,019)	25,603

CHANGES DURING 2003 - loss			(1,908)	(1,908)

BALANCE AT DECEMBER 31, 2003	1	137,622	(113,927)	23,695

CHANGES DURING 2004 - loss			(142)	(142)

BALANCE AT DECEMBER 31, 2004	1	137,622	(114,069)	23,553

CHANGES DURING 2005 - loss			(2,996)	(2,996)

BALANCE AT DECEMBER 31, 2005	1	137,622	(117,065)	20,557

The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

STATEMENTS OF CASH FLOWS

	2005	2004	2003

	NIS in thousands (see note 1b)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	(2,996)	(142)	(1,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities*	3,004		714

Net cash provided by (used in) operating activities	8	(142)	(1,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of investments	1,746	1,699
Investment in companies	(1,306)		(3,089)
Proceeds from sale of fixed assets			70

Net cash provided by (used in) investing activities	440	1,699	(3,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term credit loans from shareholders - net	(142)	101	4,166
Increase in short term loan from a related party			191
Short-term bank credit	(966)	(873)	(124)

Net cash provided by (used in) financing activities	(1,108)	(772)	4,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(660)	785	20
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	811	26	6

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	151	811	26

* Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses not involving cash flows:
Depreciation			7
Write-down of investments in companies, net	2,814		1,239
Capital loss on sale of fixed assets			2
Linkage differences of a loan from a related party	192		165

	3,006		1,413

Changes in operating asset and liability items:
Decrease (increase) in accounts receivables	21		(33)
Decrease in accounts payable and accruals	(23)		(666)

	(2)		(699)

	3,004		714

The accompanying notes are an integral part of the financial statements.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis, are as follows:

	a.	General:

		1)	Ophirtech Ltd. (the “Company”), invests in start-up companies in various stages of development, from newly established enterprises to companies that have reached advanced development stage.

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

		2)	Related parties - as defined in Opinion 29 of the Israeli Institute.

		3)	Principles of accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in Israel (Israeli GAAP). Israeli GAAP vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 7.

	b.	Financial statements presentation basis:

The company draws up and presents its financial statements in Israeli currency (hereafter - shekels or NIS).

		1)	Transition to nominal financial reporting in 2004

With effect from January 1, 2004, the company has adopted the provisions of Israel Accounting Standard No. 12 –“Discontinuance of Adjusting Financial Statements for Inflation” – of the Israel Accounting Standards Board (hereafter –the IASB) and, pursuant thereto, the company has discontinued, from the aforesaid date, the adjustment of its financial statements for the effects of inflation in Israel.

The amounts adjusted for the effects of inflation in Israel, presented in the financial statements as of December 31, 2003 (hereafter – “the transition date”), were used as the opening balances for the nominal financial reporting in the following periods. Additions made after the transition date have been included in the financial statements at their nominal values.

Accordingly, the amounts reported for 2003, as well as reported amounts for subsequent

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (continued):

	b.	Financial statements presentation basis (continued):

periods, that relate to non-monetary assets including “permanent” investment and equity items, which originate from the period that preceded the transition date, are based on the adjusted-for-inflation data (based on the CPI for December 2003), as previously reported. All the amounts originating from the period after the transition date are included in the financial statements at their nominal values.

Through December 31, 2003, the company prepared its financial statements on the basis of historical cost adjusted for the changes in the general purchasing power of Israeli currency (“NIS”), based upon changes in the consumer price index (hereafter – the CPI), in accordance with pronouncements of the Institute of Certified Public Accountants in Israel (hereafter – the Israeli Institute).

In 2003, the components of the income statements were, for the most part, adjusted as follows: the components relating to transactions carried out during the reported period were adjusted on the basis of the index for the month in which the transaction was carried out, while those relating to non-monetary balance sheet items were adjusted on the same basis as the related balance sheet item. The financing component represents financial income and expenses in real terms and the erosion of balances of monetary items during the year.

2)

The amounts of non-monetary assets do not necessarily represent realization value or current economic value, but only the reported amounts of such assets, as described in (1) above. In these financial statements, the term “cost” signifies cost in reported amounts.

	c.	Investments in companies

The investments in the shares of these companies are presented at cost net of write down for decrease in value, which is not of a temporary nature.

The Company performs from time to time fair value evaluations of its investments in start-up and development companies and includes, when necessary, a write-down for decrease in value which is not of a temporary nature, see also d. hereafter.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (continued):

	d.	Impairment of assets:

1)

The company reviews - at each balance sheet date - whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of fixed assets and identifiable intangibles. When such indicators of impairment are present, the company evaluates whether the carrying value of the asset in the company’s accounts can be recovered from the cash flows anticipated from that asset, and, if necessary, records an impairment provision up to the amount needed to adjust the carrying amount to the recoverable amount.

The recoverable value of an asset is determined according to the higher of the net selling price of the asset or its value in use to the company. The value in use is determined according to the present value of anticipated cash flows from the continued use of the asset, including those expected at the time of its future retirement and disposal.

		2)	During 2005, the company has written-down its investments in companies in the total amount of 2,814 thousands NIS (2004- NIS 0; 2003- NIS 1,239 in thousand).

	e.	Loss per NIS 1 of par value of shares

The financial statements do not include data regarding loss per NIS 1 of par value of shares, since the data would not provide significant additional information to that otherwise provided by the financial statements.

	f.	Linkage basis

Balances the linkage arrangements in respect of which stipulate linkage to the last index published prior to date of payment are stated on basis of the last index published prior to balance sheet date (the index for November).

	g.	Use of estimates in the preparation of financial statements

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

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (continued):

	h.	Data regarding the exchange rate and the Israeli CPI:

	Exchange rate of one U.S. dollar	Israeli CPI*

At end of year:
2005	NIS 4.603	185.05 points
2004	NIS 4.308	180.74 points
2003	NIS 4.379	178.58 points

Increase (decrease) during:
2005	6.8%	2.4%
2004	(1.6%)	1.2%
2003	(7.6%)	(1.9%)

* Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

i.	Recently issued accounting pronouncements in Israel:

1)

In August 2005, the Israel Accounting Standards Board issued Israel Accounting Standard No. 22 – “Financial Instruments: Disclosure and Presentation”, which is based on International Accounting Standard No. 32. This standard prescribes the rules for the presentation of financial instruments and the proper disclosure required therefor. The standard sets forth the rules for classifying financial instruments, the rules for splitting and classifying compound financial instruments and the rules for offsetting financial assets and financial liabilities. The standard also prescribes the rules for classifying interest, dividends, losses and gains relating to financial instruments. This accounting standard applies to financial statements for periods commencing on or after January 1, 2006. The standard is to be applied prospectively and, accordingly, comparative data that are presented in the financial statements for periods commencing from the effective date of the standard will not be re-presented. Financial instruments issued before the standard’s effective date are to be classified and presented in conformity with the provisions of the standard from its effective date. Compound financial instruments (that include both an equity component and a liability component), which were issued in periods prior to the standard’s effective date, and which had not yet been converted or redeemed at that date, are to be classified according to their component parts and are to be presented in conformity with the provisions of the standard, commencing from the effective date of the standard.

When the standard becomes effective, the Israeli institute’s Opinion 48 – “Accounting Treatment of Option Warrants”, and Opinion 53 – “Accounting Treatment of Convertible Liabilities” will be revoked.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (continued):

	i.	Recently issued accounting pronouncements in Israel (continued):

In the Company’s opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

2)

In February 2006, the IASB issued Israel Accounting Standard No. 25 - “Revenue”, which is based on International Accounting Standard No. 18. This standard prescribes recognition, measurement, presentation and disclosure criteria for revenues originating from the sale of goods purchased or manufactured by the company, the provision of services, as well as revenues deriving from the use of the company’s assets by others (interest income, royalties or dividends).

The principal issue in accounting for revenue is determining the timing of revenue recognition. Revenue from the sale of goods shall be recognized when all the following conditions have been satisfied: (a) the significant risks and rewards of ownership of the goods have been transferred to the buyer; (b) the company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (c) the amount of revenue can be measured reliably; (d) it is probable that the economic benefits associated with the transaction will flow to the company; and (e) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

A clarification of said standard was issued by the IASB in February 2006: Clarification No. 8 - “Reporting of Revenue on a Gross or Net Basis”. According to the clarification, a company acting as an agent or an intermediary without bearing the risks and rewards resulting from the transaction, will present its revenue on a net basis (as profit or commission). However, a company that acts as a principal supplier and bears the risks and rewards resulting from the transaction will present its revenue on a gross basis, distinguishing the turnover from the related expenses.

Standard 25 shall be applicable to financial statements for periods commencing on or after January 1, 2006. The standard is to be applied prospectively; nevertheless, in accordance with the transitional provisions of the standard, the classification and presentation of revenue on a gross or net basis, as above, shall be applied with retroactive effect, including the restatement of revenues and expenses appearing in the comparative figures in the financial statements for periods commencing on the effective date of the standard.

Until the publication of said standard and the related clarification, there were no accounting pronouncements in Israel concerning revenue, and the accounting treatment of this issue was mostly based on generally accepted accounting practices and foreign accounting pronouncements; nevertheless, as the principles applied by the company do not differ materially from the directives of the standard, its implementation is not expected to have a material effect on the financial statements of the company in future periods.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 –	INVESTMENTS IN COMPANIES:

The composition of the investments is as follows:

	December 31

		2005	Percentage	2004
			of
		Book	ownership/	Book
	Cost	value	Control*	value

	NIS in thousands		%	NIS in thousands

Pelican Security Ltd. - “Pelican” (a)	8,885	4		930

Expand Networks Ltd. - “Expand” (b)	10,033	10,033	9.3	9,378

Mainsoft Corporation - “Mainsoft” (c)	500	500	1.9	500

Netformx Ltd. - “Netformx” (d)	9,907	2,322	6.2	2,322

StoreAge Networking Technologies Ltd. - “StoreAge” (e)	13,946	13,946	10.9	13,292

Celvibe Ltd. - “Celvibe” (f)	12,278	-,-	13.1	163

Viola Networks Ltd. - “Viola” (g)	14,088	6,004	5.8	6,004

Cerel Ceramic Technologies Ltd. - “Cerel” (h)	4,451	-,-	15.9	3,474

Others (i)	57,708	-,-		-,-

T o t a l	131,796	32,809		36,063

* Ownership/ Control on a full and undiluted basis.

(a)	Pelican is engaged in the development of solutions to the problem of safeguarding information on the Internet against viruses and hackers.

In February 2003, Pelican sold the know-how that it had developed and owned.

Pelican was appointed an outside liquidator who, in 2005, had transferred to the company an aggregate of NIS 626,000 out of the liquidation monies.

(b)	Expand is engaged in the development of technology designed to accelerate communications over diverse network infrastructures (including E1, T1 and frame relay lines) and improve broadband efficiency.

In June 2003, as part of a Capital raise from existing shareholders in Expand, the Company invested an addition amount of $ 250,000 (NIS 1,084,000) in Expand.

During April 2005, the Company gave a bridging loan to Expand in the amount of $ 150,000 (NIS 653,000).

(c)	Mainsoft is engaged in the development of software and tools for software developers.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 –	INVESTMENTS IN COMPANIES (continued):

	(d)	Netformx is engaged in development, marketing and support of software designed for planning, operation and maintenance of computer networks.

The investment in Netformx as of December 31, 2005 is presented net of a provision of NIS 7.6 million for impairment of value.

Netformx is partly held by companies which are related parties.

	(e)	StoreAge is engaged in the development and marketing of a software solution and innovative data storage solutions for communications networks (Storage Area Network).

During February 2005, the company gave a bridging loan to Storeage ,in the amount of $ 150,000 (NIS 653,000).

StoreAge is partly held by a company which is related party.

	(f)	Celvibe develops solutions for digital video transmission for Internet broadband networks and mobile phone communications.

In November 2002, Celvibe ceased its operations and entered a winding-up procedure.

On December 7, 2004, an amount of $ 393,000 was received from Celvibe’s liquidator, and On June 30, 2005, an amount of $ 245,000 was received.

As of December 31, 2005, the balance of the investment is set at zero and the company is not expecting to receive an additional amounts from the liquidation of Celvibe.

	(g)	Viola is engaged in the development of a software system to allow quick and uninterrupted identifications of problems and technical difficulties on various communications networks.

In October 2003, the Company invested $ 150,000 (NIS 668,000) in Viola.

The investment in Viola as of December 31, 2005 is presented net of a provision of NIS 8 million for impairment of value.

	(h)	Cerel develops ceramic layering technologies for the passive electronic components market.

In 2002, the company recorded an impairment provision of NIS 980,000 in respect of the investment. In 2005, due to adverse indicators, the company wrote off the balance of its investment in Cerel and recorded an impairment loss of NIS 3.3 million.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 –	INVESTMENTS IN COMPANIES (continued):

	(i)	Following is a list of the companies in which the Company has invested approximately NIS 58 million. An impairment provision has been made for the full amount invested:

Cipheractive Ltd;
Carmel Biosensors Ltd;
Elpas Electro-Optic Systems Ltd
Romidot Ltd;
RealM Technologies Ltd;
Camelot Information Technologies Ltd;
Interlink Computer Communications Ltd;
Techimage Ltd;
Indox online ltd.
Iradius.Com, Inc;
Trans4u Ltd;
Praxell Inc;
Electrochemical Light Switch Inc;

NOTE 3 –	SHAREHOLDERS’ EQUITY:

	a.	Share capital

The share capital as of December 31, 2005 and 2004 is composed of ordinary shares of NIS 1 par value, as follows: authorized - 10,000 shares; issued and paid - 1,000 shares.

	b.	Receipts on account of shares to be allotted

On November 1, 2000, the Company received a payment on account of shares in the amount of NIS 137,622,000 from its shareholders. The shares have not yet been allotted.

NOTE 4 –	TAXES ON INCOME:

	a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereinafter - the “Inflationary Adjustments Law”)

Under the Inflationary Adjustments Law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. The Company is taxed under this law.

	b.	Taxes rates

The income of the company is taxed at the regular rate. Through December 31, 2003, the corporate tax was 36%. In July 2004, Amendment No. 140 to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 – 35%, 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26% and for 2010 and thereafter – 25%.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 –	TAXES ON INCOME (continued):

	c.	Losses for tax purposes, carried forward to future years

Carryforward losses aggregate approximately NIS 2 million at December 31, 2005. Under the Inflationary Adjustments Law such carryforward tax losses are linked to the Israeli CPI. No deferred tax asset has been included in respect of such losses. In addition, no deferred tax asset has been included in respect of the impairment provision created for the investments in companies.

	d.	Tax assessments

The company has received final tax assessments through tax year 2001.

NOTE 5 –	“RELATED PARTIES” - TRANSACTIONS AND BALANCES:

	a.	Transactions:

	2005	2004	2003

	NIS in thousands

Financial expenses in respect of short term loan from a company which is a related party	194		165

b.	Balances:

		December 31

		2005	2004

		NIS in thousands

1)	Short-term loan from a company which is a related party	(8,306)	(8,114)

2)	Current liabilities - presented in the balance sheets as short-term credit from shareholders’	(4,125)	(4,267)

NOTE 6 –	SUPPLEMENTARY FINANCIAL STAEMENT INFORMATION:

Balance sheets:

	a.	Short-term bank credit:

		1)	Short-term bank credit was unlinked and beared annual interest rate of 5.46% in 2005 and 6.5% in 2004. During October 2005, the company had settled the bank credit in full.

2)

In February 2001, the Company and its shareholders gave a commitment to a certain bank that the Company would not make any repayments or settlements to its shareholders on account of shareholders’ loans and/or sums received on account of shares up to an amount of approximately adjusted NIS 100 million.

	b.	Short-term loan from a related party

The loan is linked to the Israeli CPI and bears no interest.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 –	SUPPLEMENTARY FINANCIAL STAEMENT INFORMATION (continued):

	c.	Concentrations of credit risks

The Company’s cash at December 31, 2005 and 2004 were deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

	d.	Fair value of financial instruments

The fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying value.

Statements of operations -

	e.	General and administrative expenses:

	2005	2004	2003

	NIS in thousands

Professional fees	24

Travel abroad	12

Payroll and related expenses			187

Office rent and maintenance			22

Other	(2)	3	42

	34	3	251

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A:

	a.	General:

1)

The Company prepares its financial statements in accordance with Israeli GAAP. As applicable to these financial statements, Israeli GAAP and U.S. of America GAAP vary in certain significant respects, as described below:

		2)	Effect of inflation

In accordance with Israeli GAAP, through December 31, 2003, the Company comprehensively included the effect of the changes in the general purchasing power of Israeli currency in these financial statements, as described in note 1b. In view of the past inflation in Israel, this was considered a more meaningful presentation than financial reporting based on historical cost.

Under US GAAP Israel is not considered to be a highly inflationary country, thus the measurement currency should be in nominal NIS.

The adjustments to reflect the changes in the general purchasing power of Israeli currency have been reversed in the reconciliation of Israeli GAAP to U.S. GAAP.

OPHIRTECH LTD.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 –	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A (continued):

	b.	The effect of the material GAAP differences, as described in a. above, on the consolidated financial statements is as follows:

		1)	Operating results:

	2005	2004	2003

	NIS in thousands

Net losses as reported in these financial statements according to Israeli GAAP)	2,996	142	1,908
Effect of the treatment of the following item under U.S. GAAP-
Reversal of the adjustment due to effect of inflation	(50)	-,-	(371)

Net losses under U.S. GAAP	2,946	142	1,537

2)	Shareholders’ equity:

	December 31,

	2005	2004

	NIS in thousands

Shareholders’ equity, as reported in these financial statements, according to Israeli GAAP	20,557	23,553
Effect of the treatment of the above differences under U.S. GAAP:
Reversal of the adjustment due To effect of inflation, net	(2,006)	(2,056)
Transaction with related party	800	800

Shareholders’ equity under U.S. GAAP	19,351	22,297

3)	The company has no other comprehensive income (loss) components other than net loss for the reported periods.

REPORT OF INDEPENDENT REGISTERED PUBLICACCOUNTING FIRM
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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

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

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, February 15, 2004

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD. AND SUBSIDIARY

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2005 and 2004, and the consolidated balance sheets as of those dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and on a consolidated basis – as of December 31, 2005 and 2004, and the results of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. With respect to these financial statements, the difference in the application of the latter is described in Note 19.

As described in Note 2A, the financial statements are presented in reported amounts, in conformity with Accounting Standards of the Israel Accounting Standards Board.

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

Brightman Almagor & Co.
Certified Public Accountants
Member firm of Deloitte Touche Tohmatsu

Haifa, Israel, February 22, 2006.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders of

CARMEL CONTAINER SYSTEMS LTD.

        We have audited the accompanying balance sheets of Carmel Container Systems Ltd. (“the Company”) as of December 31, 2005 and 2004, and the consolidated balance sheets as of such dates and the related statements of operations, changes in shareholders’ equity and cash flows – Company and consolidated – for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We did not audit the financial statements of a certain subsidiary, whose assets constitute approximately 10% and 8% of total consolidated assets as of December 31, 2005 and 2004, respectively, and whose revenues included in consolidation constitute approximately 10%, 9% and 8% of total consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The financial statements of those companies were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for those companies, is based on the reports of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the three years in the period ended of December 31, 2005, in conformity with Israel generally accepted accounting principles, which differ in certain respects from those followed in the United States, as described in Note 22 to the consolidated financial statements.

Haifa, Israel,	KOST FORER GABBAY & KASIERER
March 6, 2006	A Member of Ernst & Young Global

Report of Independent Registered Public Accounting Firm

To the shareholders of

C.D. PACKAGING SYSTEMS LTD.

We have audited the financial statements of C.D. Packaging Systems Ltd. (hereafter – the Company) and the consolidated financial statements of the Company and its consolidated subsidiary: balance sheets as of December 31, 2005 and 2004 and statements of income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Israel and in the standards of the Public Company Accounting Oversight Board (United States), including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of operations, changes in shareholders’ equity and cash flows – of the Company and consolidated – for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted (“GAAP”) in Israel. Also, in our opinion, except for failure to meet the requirements of the Securities Regulations (Presentation of Transactions between a Corporation and its Controlling Shareholder in the Financial Statements), 1996, as explained in note 11, and except for the exclusion of certain specifications, as explained in that note, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

As explained in note 1b, the financial statements, as of dates and for reporting periods subsequent to December 31, 2003, are presented in new Israeli shekels, in conformity with accounting standards issued by the Israel Accounting Standards Board. The financial statements as of dates and for reporting periods ended prior to, or on, the above date are presented in values that have been adjusted for the changes in the general purchasing power of the Israeli currency through that date, in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Haifa,
      March 6, 2006

/s/ KESSELMAN & KESSELMAN CPAs (ISR) A member of pricewaterhouseCoopers International Limited

CORAL WORLD INTERNATIONAL LTD.

REPORT OF INDEPENDENT AUDITORS
TO THE SHAREHOLDERS
OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of “Coral World International Ltd.” (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Board of Directors and management of the Company, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. as of December 31, 2005 and 2004, and the results of its operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Fahn Kanne & Co.
Certified Public Accountants (Isr.)

Tel-Aviv, Israel, March 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

EPSILON INVESTMENT HOUSE LTD.

        We have audited the balance sheets of Epsilon Investment House Ltd. (“the Company”) as of December 31, 2004 and 2003, and the consolidated balance sheets as of such date and the related statements of income, changes in shareholders’ equity and cash flows – Company and consolidated – for the years then ended expressed in New Israeli Shekels (not presented herein). These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of an investee company have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for the investee, it is based solely on their report. In the consolidated financial statements, the Company’s investment in the investee is stated at NIS 331 thousand and NIS 26 thousand, respectively, at December 31, 2004 and 2003, and the Company’s equity in the net income of the investee is stated at NIS 305 thousand and NIS 25 thousand for the years then ended.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Auditors’ Regulations (Auditor’s Mode of Performance)-1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and consolidated – as of December 31, 2004 and 2003, and the results of operations, changes in shareholders’ equity and cash flows – of the Company and consolidated – for the years then ended, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those generally accepted in the United States (see Note 20 to the financial statements).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

Hod Hasharon Sport Center Limited

We have audited the consolidated balance sheets of Hod Hasharon Sport Center Limited and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America) and with auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004 and the consolidated results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Somekh Chaikin
Certified Public Accountants (Isr)

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the consolidated balance sheets of Hod Hasharon Sport Center (1992) Limited Partnership and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America) and with auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004 and the consolidated results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Somekh Chaikin
Certified Public Accountants (Isr)

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

RENAISSANCE INVESTMENT COMPANY LTD.

        We have audited the balance sheets of Renaissance Investment Company Ltd. (“the Company”) as of December 31, 2004 and 2003, and the consolidated balance sheet as of December 31, 2004, and the related statements of income, changes in shareholders’ equity and cash flows of the Company for the years ended December 31, 2004 and 2003 and the consolidated statements of income and cash flows for the year ended December 31, 2004, expressed in New Israeli Shekels (not presented herein). These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of an investee company have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to the amounts included for the investee, it is based solely on their report. In the financial statements, the Company’s investment in the investee is stated at NIS 3,571 thousand and NIS 1,070 thousand, respectively, at December 31, 2004 and 2003, and the Company’s equity in the net income of the investee is stated at NIS 501 thousand and NIS 70 thousand for the years then ended.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in Israel, including those prescribed by the Auditors’ Regulations (Auditor’s Mode of Performance)-1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the consolidated financial position as of December 31, 2004 and the results of operations, changes in shareholders’ equity and cash flows of the Company for the years ended December 31, 2004 and 2003 and the consolidated results of operations and cash flows for the year ended December 31, 2004, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those generally accepted in the United States (see Note 15 to the financial statements).

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