Form 10-Q
period 2006-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2006-05-11
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 20,178,712 (as of May 3, 2006).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Part I	Financial Information

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2006	2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$897	$6,633
Real estate income	2,315	2,336
Realized gains on investments	987	3,326
Realized and unrealized gains on marketable
securities	539	701
Interest income	234	127
Other income	576	2,511

Total revenues	5,548	15,634

EXPENSES
Interest expense	1,015	1,144
Real estate expenses	2,173	2,159
Translation loss	284	564
Other (mainly general and administrative)	2,253	2,188

Total expenses	5,725	6,055

(Loss) income before income taxes	(177)	9,579
Provision for income taxes	393	2,506

(Loss) income after income tax	(570)	7,073
Minority interest	(5)	(345)

Net (Loss) income	$(575)	$6,728

Basic EPS:
(Loss) gain per Class A Share	$(0.03)	$0.33

Shares used in calculation (in thousands)	20,124	19,925

Diluted EPS:

(Loss) gain per Class A Share	(0.03)	0.30

Shares used in calculation (in thousands)	20,124	22,342

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2006	December 31, 2005
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$22,407	$24,314
Deposits, notes and loans receivable	342	343

Marketable Securities	31,459	38,575
Other investments	50,684	54,903

Total Investments	82,143	93,478

Real estate property, less accumulated
depreciation of $14,354 and $13,907	70,727	70,989

Other assets	24,964	21,780

Total Assets	$200,583	$210,904

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	March 31, 2006	December 31, 2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$45,752	$50,366
Deposits from tenants	52,721	52,880
Accounts payable, accrued expense and others	13,561	18,669

Total Liabilities	112,034	121,915

Minority interests	198	120

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
113,558 and 114,198 shares; outstanding
110,208 and 110,848 shares	568	571

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares;
issued 617,963 and 641,423 shares; outstanding
495,427 and 518,887 shares	3,090	3,207

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,900,401 and
25,826,821 shares; outstanding 20,175,612
and 20,075,782 shares	25,900	25,827

Additional paid-in capital	58,515	58,252

Retained earnings	50,599	51,223

Accumulated other comprehensive loss	(19,759)	(19,518)

Treasury Stock, at cost	(30,562)	(30,693)

Total shareholders' equity	88,351	88,869

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$200,583	$210,904

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2006	2005
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(575)	$6,728
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Equity in earnings of affiliates	(897)	(6,633)
Realized and unrealized gains on investments	(1,526)	(4,027)
Depreciation expense	503	521
Amortization income from tenants deposits	(406)	(494)
Compensation expenses recognized under
SFAS 123R	216	-
Translation loss	284	564
Minority interests	5	345
Increase in other assets	(714)	(2,831)
Increase in accounts payable, accrued
expenses and others	19	3,504
Investments made in trading securities	(12,188)	(12,052)
Proceeds from sale of trading securities	17,209	16,996
Dividends received from affiliates	127	2,351

Net cash provided by operating activities	2,057	4,972

Cash flows from investing activities:
Deposits, notes and loans receivable collected	-	2,066
Investments made in affiliates and others	(359)	(314)
Proceeds from sale of investments	622	1,066
Capital improvements	(212)	(649)

Net cash provided by investing
activities	51	2,169

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31	2006	2005
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$1,175	$-
Notes and loans payable repaid	(5,110)	(1,586)
Debentures repaid	-	(2,023)
Proceeds from exercise of stock options	82	-

Net cash used in financing
activities	(3,853)	(3,609)

Effect of exchange rate changes on cash and
Cash equivalents	(162)	(125)

Net increase (decrease) in cash and cash
equivalents	(1,907)	3,407

Cash and cash equivalents at beginning of
Period	24,314	17,618

Cash and cash equivalents at end of period	$22,407	$21,025

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,239	$1,162

Income taxes paid	$31	$23

Supplemental Disclosure of Non-cash
Investing Activities:

Marketable securities received as
consideration for sale of an investment	-	3,316

Supplemental Disclosure of Non-Cash
Operating Activities:
Dividend in kind from an affiliate	-	6,541

Dividend from an equity investment
offset against payable accounts	5,060	-

Sale of trading securities for which cash
was received subsequent to March 31, 2006	2,234	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock				Accumulated other comprehensive income (loss)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Treasury stock		Retained earnings	Total shareholders equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	58,252	(30,693)	(19,518)	51,223	88,869
CHANGES DURING 2006:
Net loss										(575)	(575)
Other comprehensive income (loss):
Foreign currency translation adjustments									(247)		(247)
Unrealized gain on marketable securities									6		6

Total comprehensive loss											(816)
Conversion of 640 4% preferred stock and 23,460
6.5% preferred stock into Class A stock	73	73	(1)	(3)	(23)	(117)	47
Compensation expense recognized under SFAS 123R							216				216
Reissuance of 26,250 treasury stock for exercise of
stock options								131		(49)	82

BALANCE AT MARCH 31, 2006	25,900	25,900	113	568	618	3,090	58,515	(30,562)	(19,759)	50,599	88,351

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock				Accumulated other comprehensive income (loss)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Treasury stock		Retained earnings	Total shareholders equity

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	(31,096)	(14,272)	57,524	100,013
CHANGES DURING 2005:
Net loss										(5,958)	(5,958)
Other comprehensive income (loss):
Foreign currency translation adjustments									348		348
Unrealized loss on marketable securities									(1,472)		(1,472)
Sale of available for sale securities									(4,122)		(4,122)

Total comprehensive loss											(11,204)
Conversion of 9,826 4% preferred stock and 20,796
6.5% preferred stock into Class A stock	112	112	(10)	(49)	(21)	(104)	41
Reissuance of 80,625 treasury stock for exercise of
stockoptions								403		(152)	251
Dividends :
4% preferred stock, $0.2 per share										(22)	(22)
6.5% preferred stock, $0.325 per share										(169)	(169)

BALANCE AT DECEMBER 31, 2005	25,827	25,827	114	571	641	3,207	58,252	(30,693)	(19,518)	51,223	88,869

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock				Accumulated other comprehensive income (loss)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Treasury stock		Retained earnings	Total shareholders equity

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	(31,096)	(14,272)	57,524	100,013
CHANGES DURING 2005:
Net income										6,728	6,728
Other comprehensive loss:
Foreign currency translation adjustments									(179)		(179)
Unrealized loss on marketable securities									(733)		(733)
Sale of available for sale securities									(4,166)		(4,166)

Total comprehensive gain											1,650
Conversion of 1,616 4% preferred stock and 18,800
6.5% preferred stock into Class A stock	65	65	(2)	(8)	(19)	(94)	37

BALANCE AT MARCH 31, 2005	25,780	25,780	122	612	643	3,217	58,248	(31,096)	(19,350)	64,252	101,663

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2005 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company’s December 31, 2005 consolidated financial statements for additional details of the Company’s consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

3.	Recently Issued Accounting Pronouncements

FAS 123 (Revised 2004) Share-based Payment

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. There is no cumulative effect of adopting SFAS 123R, based on the awards outstanding as of January 1, 2006. See Note 4 for further details regarding the adoption of this standard.

FAS 154 – Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3

In June 2005, the Financial Accounting Standards Board issued FAS No. 154,“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3” (FAS 154). This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (Fiscal Year 2006 for the Company). The adoption of this statement did not have a material effect on the results of operations or financial position.

4.	Employee Stock Based Compensation

Effective January 1, 2006 the Company adopted SFAS No. 123R, using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in the pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R (there were no such grants in the first quarter of 2006). Upon adoption, the Company recognizes the stock based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $216 thousand for the three months ended March 31, 2006. No share based compensation was capitalized in the consolidated financial statements.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options since the exercise price was equal to the market price of the underlying stock at the date of grant. If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS would have been reduced as follows:

Three Months ended March 31, 2005 (In thousands, except per share data)

Net income, as reported	$6,728

Less - stock based compensation expense determined under fair
value method	(219)

Pro forma, net income	6,509

Basic EPS:
As reported (1)	$0.33
Pro forma (1)	$0.32

Diluted EPS:
As reported	$0.30
Pro forma	$0.29

(1) After deduction of accrued Preferred Stock Dividend of $50 thousands.

Stock Options

In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of March 31, 2006, 30,000 options of the 1998 Plan are fully vested and outstanding.

On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of March 31, 2006, 1,964,500 options under the 2000 Plan are outstanding.

The option term is for a period of five years from grant date for the options granted under the 1998 plan and ten years from grant date for the options granted under the 2000 plan. If the options are not exercised and the shares not paid for by such date, all interests and rights of any grantee shall expire. These options were granted for no consideration.

The options granted under the 1998 Plan and the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the “Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The Committee may also grant, at its discretion, “restricted stock”, “dividend equivalent awards”, which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,”which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the plans were granted either at market value or above.

Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

As of March 31, 2006, 2,405,500 options under both Plans are available for future grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Class A common stock. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for the outstanding option for March 31, 2006: (1) expected life of options of 5 years; (2) dividend yield of 0%; (3) volatility ranging from 46% to 60%; and (4) risk-free interest rate ranging from 3.3% to 4.08%.

The following table summarizes the activity of both Plans for the three months ended March 31, 2006:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2006	2,024		$3.37
Granted		$
Exercised	(26)		$3.12
Forfeited	(4)		$3.12
Expired	-		$-

Outstanding at March 31, 2006	1,994		$3.38	7.49	2,338

Exercisable at March 31, 2006	1,142		$3.3	6.81	1,426

The total intrinsic value (market value on date of exercise less exercise price) of options exercise during the three months ended March 31, 2006 was $33 thousands.

Cash received from option exercises for the three months ended March 31, 2006 was $82 thousand.

At March 31, 2006, there was $1,436 thousands of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately three and a half years.

5.	Segment information presented below, results primarily from operations in Israel.

THREE MONTHS ENDED MARCH 31,	2006	2005
(Dollars in thousands)

Revenues:
Finance	$1,838	$6,098
Real Estate	2,315	2,336
Leisure-time	516	581
Intercompany adjustments	(18)	(14)

	4,651	9,001
Equity	897	6,633

Total	$5,548	$15,634

Pretax Operating (Loss) Gain:
Finance	$(1,084)	$2,740
Real Estate	(37)	92
Leisure-time	47	114

	(1,074)	2,946
Equity	897	6,633

Total	$(177)	$9,579

Total Assets:
Finance	$109,291	$226,046
Real Estate	75,442	64,622
Leisure-Time	18,527	17,860
Intercompany adjustments	(2,677)	(5,036)

Total	$200,583	$303,492

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating (loss) gain above exclude equity in earnings of affiliates.

The real estate rental segment consists of rental property owned in Israel and the United States and leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel.

The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary located in Israel.

6.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the three-month periods ended March 31, 2006 and 2005 because such shares are anti-dilutive.

(Shares in thousands)	MARCH 31,
	2006	2005

Options and Rights	1,994	70
6-1/2% Preferred Stock	495	-
4% Preferred Stock	110	-

7.	LEGAL PROCEEDINGS:

None

8.	SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Annual Report for the year ended December 31, 2005 for a summary of all of Ampal’s significant accounting policies.

Portfolio Investments

The Company accounts for a number of its investments, including its main investment in the energy industry, on the basis of the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

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

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities”, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Long-Lived Assets

On January 1, 2002, Ampal adopted FAS 144, “Accounting for the Impairment or Disposal of Long – Lived Assets.” FAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the respective estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely outside the United States.

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

Recently Issued Accounting Pronouncements

FAS 123 (Revised 2004) Share-based Payment

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. There is no cumulative effect of adopting SFAS 123R, based on the awards outstanding as of January 1, 2006. See Note 4 of the financial statements for further details regarding the adoption of this standard.

FAS 154 – Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3

In June 2005, the Financial Accounting Standards Board issued FAS No. 154,“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3". This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (Fiscal Year 2006 for the Company). The adoption of this statement did not have a material effect on the results of operations or financial position.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $0.6 million for the three months ended March 31, 2006 as compared to a net gain of $6.7 million for the same period in 2005. The decrease in earnings is primarily attributable to the decrease in earning of affiliates, the decrease of realized and unrealized gain on investments and the decrease in other income in the three months ended March 31, 2006 as compared to the same period in 2005.

Equity in earnings of affiliates decreased to a net gain of $0.9 million for the three months ended March 31, 2006, as compared to a gain of $6.6 million for the same period in 2005. The decrease is primarily attributable to a decrease in the earnings of Ophir Holdings Ltd. which did not recorded any earnings in the three months ended March 31, 2006 as compared to a gain of $6.3 million in the same period in 2005.

In the three month period ended March 31, 2006, Ampal recorded $1.0 million of realized gain on investments, as compared to $3.3 million of realized gains in the same period in 2005. The gain recorded in 2006 was primarily attributable to additional proceeds from the sale of Modem Art Ltd. ($0.6 million gain) and the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain).

The Company recorded realized and unrealized gains from marketable securities in the amount of $0.5 million in the three month period ended March 31, 2006 as compared to $0.7 million in 2005.

In the three month period ended March 31, 2006, the Company recorded $0.6 million in other income, as compared to $2.5 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of the MIRS investment last year.

Liquidity and Capital Resources

Cash Flows

The Company’s sources of cash include cash and cash equivalents and marketable securities, which amount to $53.9 million as of March 31, 2006 as compared to $62.9 million in December 31, 2005. The Company also has sources of cash from operations and cash from investing activities. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities, dividends on preferred stock and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, the shares of Ophir Holdings Ltd. and government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company for the purchase of these shares and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash (the pledge on the shares of Ophir Holdings Ltd. has been removed after March 31, 2006).

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $2.1 million for the three months ended March 31, 2006, as compared to approximately $5.0 million at the same period in 2005. The decrease is primarily attributable to a decrease in accounts payable and to the $0.1 million dividends received from affiliates as compared to $2.4 million in 2005.

        Cash flows from investing activities

Net cash provided by investing activities totaled approximately $0.1 million for the three months ended March 31, 2006, as compared to approximately $2.2 million provided by investing activities for the same period in 2005.

        Cash flows from financing activities

Net cash used in financing activities was approximately $3.9 million for the three months ended March 31, 2006, as compared to approximately $3.6 million of net cash used in financing activities for the three months period ended March 31 2005.

In the three months ended March 31, 2006, the Company paid down its existing notes payable in the amount of $5.1 million while using its own cash and borrowing an additional $1.2 million. In 2005, the Company paid down its notes payable and debentures in the amount of $3.6 million from its own cash.

Investments

On March 31, 2006, the aggregate fair value of trading and available-for-sale securities was approximately $31.5 million, as compared to $38.6 million at December 31, 2005. The decrease in 2006 is mainly attributable to the sale of various marketable securities.

Debt

Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2006-2010.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim ltd, Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of March 31, 2006 the Company had drawn $2.5 million from the facility. As of March 31, 2006 and December 31, 2005 the amounts outstanding under these loans were $13.5 million for both dates. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates range between 6.0% and 7.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.2 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim. These loans in the amount of $26.3 million mature through 2006-2010. (As of December 31, 2005 the amount was $31.3 million).

Other long term borrowings in the amount of $1.8 million are linked to the Israeli C.P.I and mature between 2006 and 2010, of which an amount of $1.4 million bears no interest. The remaining $0.4 million bears an annual interest of 5.7%.

The weighted average interest rates and the balances of these short-term borrowings at March 31, 2006 and December 31, 2005 were 6.1% on $15.5 million and 6.0% on $15.0 million, respectively.

As of March 31, 2006, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.7 million. This includes:

1.	$5.6 million guarantee on indebtedness incurred by Bay Heart ($3.3 million of which is recorded as a liability in the Company’s financial statements as of March 31, 2006) in connection with the development of the property, Bay Heart recorded losses in 2006, in management’s belief, primarily as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$3.2 million guarantee to Am-Hal tenants as described above.

3.	$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company, utilizes these contracts from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of March 31 2006, the Company did not have any open foreign currency forward exchange contract to purchase or to sell U.S. dollars, in payment of New Israeli Shekel.

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

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2006, and are sensitive to the above market risks.

During the three months ended March 31, 2006, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2005.

Interest Rate Risks

At March 31, 2006, the Company had financial assets totaling $19.7 million and financial liabilities totaling $46.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2006, the Company had fixed rate financial assets of $0.3 million and had variable rate financial assets of $19.4 million.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate assets by approximately $0.1 million.

At March 31, 2006, the Company had fixed rate debt of $5.5 million and variable rate debt of $40.9 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2006, the Company didn’t enter into foreign exchange forward purchase contracts to partially hedge this exposure. At March 31, 2006, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.2 million, and regarding the statements of income (loss) a ten percent devaluation of the foreign currency would be reflected in a net decrease in earnings and would be $1.6 million.

Equity Price Risk

The Company’s investments at March 31, 2006, included marketable securities which are recorded at fair value of $31.5 million, including a net unrealized gain of $0.9 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $3.2 million.

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

Part II -	OTHER INFORMATION

Item 1.	Legal Proceedings:

None

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 11, 2006

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