Form 10-Q
period 2006-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2006-08-07
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 22,212,933(as of August 3, 2006).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Part I	Financial Information

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2006	2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$1,483	$6,179
Real estate income	4,704	4,649
Realized gains on investments	5,377	3,527
Realized and unrealized gains on marketable
securities	703	1,555
Interest income	507	695
Other income	1,293	4,856

Total revenues	14,067	21,461

EXPENSES
Interest expense	1,696	3,151
Real estate expenses	4,414	4,352
Realized loss on investment	1,016	-
Loss from impairment of investments	-	600
Translation (gain) loss	(269)	1,585
Other (mainly general and administrative)	4,750	4,362

Total expenses	11,607	14,050

Income before income taxes	2,460	7,411
Provision for income taxes	1,664	2,517

Income after income tax	796	4,894
Minority interest	(10)	677

Net income	$806	$4,217

Basic EPS:
Gain per Class A Share	$0.03	$0.20

Shares used in calculation (in thousands)	20,701	19,937

Diluted EPS:

Gain per Class A Share	$0.04	$0.19

Shares used in calculation (in thousands)	22,548	22,346

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2006	2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings (loss) of affiliates	$586	$(454)
Real estate income	2,389	2,313
Realized gains on investments	4,390	201
Realized and unrealized gains on marketable
securities	164	854
Interest income	273	568
Other income	717	2,345

Total revenues	8,519	5,827

EXPENSES
Interest expense	681	2,007
Real estate expenses	2,241	2,193
Realized loss on investment	1,016	-
Loss from impairment of investments	-	600
Translation (gain) loss	(553)	1,021
Other (mainly general and administrative)	2,497	2,174

Total expenses	5,882	7,995

Income (Loss) before income taxes	2,637	(2,168)
Provision for income taxes	1,271	11

Income (Loss) after income tax	1,366	(2,179)
Minority interest	(15)	332

Net income (Loss)	$1,381	$(2,511)

Basic EPS:
Gain (Loss) per Class A Share	$0.06	$(0.13)

Shares used in calculation (in thousands)	20,731	19,952

Diluted EPS:

Gain (Loss) per Class A Share	$0.06	$(0.13)

Shares used in calculation (in thousands)	22,628	19,952

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2006	December 31, 2005
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$57,142	$24,314
Deposits, notes and loans receivable	364	343

Marketable Securities	18,143	38,575
Other investments	35,104	54,903

Total Investments	53,247	93,478

Real estate property, less accumulated
depreciation of $14,804 and $13,907	70,980	70,989

Other assets	25,113	21,780

Total Assets	$206,846	$210,904

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	June 30, 2006	December 31, 2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$46,011	$50,366
Deposits from tenants	52,752	52,880
Accounts payable, accrued expense and others	15,811	18,669

Total Liabilities	114,574	121,915

Minority interests	182	120

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized 189,287 shares; issued
110,477 and 114,198 shares; outstanding
107,127 and 110,848 shares	552	571

6-1/2% Cumulative Convertible Preferred Stock,
$5 par value; authorized 988,055 shares;
issued 613,090 and 641,423 shares; outstanding
490,554 and 518,887 shares	3,065	3,207

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 25,930,425 and
25,826,821 shares; outstanding 20,205,636
and 20,075,782 shares	25,930	25,827

Additional paid-in capital	58,742	58,252

Retained earnings	51,980	51,223

Accumulated other comprehensive loss	(17,617)	(19,518)

Treasury Stock, at cost	(30,562)	(30,693)

Total shareholders' equity	92,090	88,869

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$206,846	$210,904

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2006	2005
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$806	$4,217
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in earnings of affiliates	(1,483)	(6,179)
Realized and unrealized gains on investments, net	(5,064)	(5,082)
Depreciation expense	1,015	988
Amortization income from tenants deposits, net	(838)	(948)
Impairment of investments	-	600
Compensation expenses recognized under
SFAS 123R	432	-
Translation (gain) loss	(269)	1,585
Minority interests	(10)	677
Increase in other assets	(3,063)	(4,319)
Increase in accounts payable, accrued
expenses and others	2,428	5,802
Investments made in trading securities	(49,994)	(12,868)
Proceeds from sale of trading securities	71,809	25,081
Dividends received from affiliates	127	2,395

Net cash provided by operating activities	15,896	11,949

Cash flows from investing activities:
Deposits, notes and loans receivable collected	-	2,066
Deposits, notes and loans receivable granted	-	(452)
Investments made in affiliates and others	(1,239)	(463)
Proceeds from sale of investments	23,009	1,066
Capital improvements	(424)	(8,678)

Net cash provided by (used in) investing
activities	21,346	(6,461)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30	2006	2005
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$690	$5,706
Notes and loans payable repaid	(5,780)	(1,856)
Debentures repaid	-	(2,023)
Contribution to partnership by minority	-	1,831
Proceeds from exercise of stock options	82	-

Net cash (used in) provided by financing
activities	(5,008)	3,658

Effect of exchange rate changes on cash and
Cash equivalents	594	60

Net increase in cash and cash
equivalents	32,828	9,206
Cash and cash equivalents at beginning of
Period	24,314	17,618

Cash and cash equivalents at end of period	$57,142	$26,824

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period:
Interest	$1,642	$1,268

Income taxes paid	$42	$9

Supplemental Disclosure of Non-cash
Investing Activities:

Consideration for sale of an investment offset
against other assets	450	-

Capital improvement offset against account payable	(565)	(363)

Marketable securities received as consideration
sale of an investment	-	3,316

Supplemental Disclosure of Non-Cash
Operating Activities:
Dividend in kind from an affiliate	-	7,088

Dividend from an equity investment
offset against payable accounts	5,060	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock		Additional paid in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	58,252	(30,693)	(19,518)	51,223	88,869
CHANGES DURING 2006:
Net gain										806	806
Other comprehensive income (loss):
Foreign currency translation adjustments									1,824		1,824
Unrealized gain on marketable securities									77		77

Total comprehensive gain											2,707
Conversion of 3,721 4% preferred stock and
28,333 6.5% preferred stock into Class A stock	103	103	(4)	(19)	(28)	(142)	58
Compensation expense recognized under SFAS 123R							432				432
Reissuance of 26,250 treasury stock for exercise
of stock options								131		(49)	82

BALANCE AT JUNE 30, 2006	25,930	25,930	110	552	613	3,065	58,742	(30,562)	(17,617)	51,980	92,090

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock		Additional paid in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	(31,096)	(14,272)	57,524	100,013
CHANGES DURING 2005:
Net loss										(5,958)	(5,958)
Other comprehensive income (loss):
Foreign currency translation adjustments									348		348
Unrealized loss on marketable securities									(1,472)		(1,472)
Sale of available for sale securities									(4,122)		(4,122)

Total comprehensive loss											(11,204)
Conversion of 9,826 4% preferred stock and
20,796 6.5% preferred stock into Class A stock	112	112	(10)	(49)	(21)	(104)	41
Reissuance of 80,625 treasury stock for exercise
of stock options								403		(152)	251
Dividends :
4% preferred stock, $0.2 per share										(22)	(22)
6.5% preferred stock, $0.325 per share										(169)	(169)

BALANCE AT DECEMBER 31, 2005	25,827	25,827	114	571	641	3,207	58,252	(30,693)	(19,518)	51,223	88,869

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock		Additional paid in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	(31,096)	(14,272)	57,524	100,013
CHANGES DURING 2005:
Net income										4,217	4,217
Other comprehensive loss:
Foreign currency translation adjustments									(1,382)		(1,382)
Unrealized loss on marketable securities									(824)		(824)
Sale of available for sale securities									(4,122)		(4,122)

Total comprehensive loss											(2,111)
Conversion of 2,912 4% preferred stock and
19,294 6.5% preferred stock into Class A stock	73	73	(3)	(14)	(19)	(96)	37

BALANCE AT JUNE 30, 2005	25,788	25,788	121	606	643	3,215	58,248	(31,096)	(20,600)	61,741	97,902

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

FAS 154 – Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20and FASB Statement No. 3

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

Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R (there were no such grants in the six months ended June 30, 2006). Upon adoption, the Company recognizes the stock based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $432 and $216 thousand for the six month and the three month periods ended June 30, 2006, respectively. No share based compensation was capitalized in the consolidated financial statements.

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

	Six Months ended June 30, 2005 (In thousands, except per share data)	Three Months ended June 30, 2005 (In thousands, except per share data)

Net income (loss), as reported	$4,217	$(2,511)

Less - stock based compensation expense determined under fair
value method	(438)	(219)

Pro forma, net income (loss)	3,779	(2,730)

Basic EPS:
As reported (1)	$0.20	$(0.13)
Pro forma (1)	$0.18	$(0.14)

Diluted EPS:
As reported	$0.19	$(1)(2)(0.13)
Pro forma	$0.17	$(1)(2)(0.14)

(1)After deduction of accrued Preferred Stock Dividend of $100 housands and $50 thousands for the six months and the three months, respectively.

(2)The effect of the conversion of the 4% and 6.5% Prefferred Stock was excluded from the basis and diluted EPS calculation due to its antidilutive effect.

Stock Options

In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of June 30, 2006, 30,000 options of the 1998 Plan are fully vested and outstanding.

On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of June 30, 2006, 1,964,500 options under the 2000 Plan are outstanding.

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

As of June 30, 2006, 2,405,500 options under both Plans are available for future grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Class A common stock. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant.

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for the outstanding option for June 30, 2006: (1) expected life of options of 5 years; (2) dividend yield of 0%; (3) volatility ranging from 46% to 60%; and (4) risk-free interest rate ranging from 3.3% to 4.08%.

The following table summarizes the activity of both Plans for the six months ended June 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2006	2,024		$3.37
Granted		$
Exercised	(26)		$3.12
Forfeited	(4)		$3.12
Expired	-		$-

Outstanding at June 30, 2006	1,994		$3.38	7.24	3,235

Exercisable at June 30, 2006	1,265		$3.31	6.63	2,144

The total intrinsic value (market value on date of exercise less exercise price) of options exercise during the six months ended June 30, 2006 was $33 thousands.

Cash received from option exercises for the six months ended June 30, 2006 was $82 thousand.

At June 30, 2006, there was $1,220 thousands of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years and three months.

5.	Segment information presented below, results primarily from operations in Israel.

SIX MONTHS ENDED JUNE 30,	2006	2005
(Dollars in thousands)

Revenues:
Finance	$6,915	$9,601
Real Estate	4,704	4,649
Leisure-time	998	1,064
Intercompany adjustments	(33)	(32)

	12,584	15,282
Equity	1,483	6,179

Total	$14,067	$21,461

Pretax Operating Gain:
Finance	$1,592	$635
Real Estate	(633)	498
Leisure-time	18	99

	977	1,232
Equity	1,483	6,179

Total	$2,460	$7,411

Total Assets:
Finance	$130,447	$223,463
Real Estate	75,853	72,883
Leisure-Time	3,345	17,463
Intercompany adjustments	(2,799)	(4,972)

Total	$206,846	$308,837

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

The real estate rental segment consists of rental property owned in Israel and the United States and leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel.

The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary located in Israel. During June 2006, the Company sold all of it’s interest in Coral World International Limited. (See Item 2 –Investment)

6.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the six-month periods ended June 30, 2006 and 2005 because such shares are anti-dilutive.

(Shares in thousands)	JUNE 30,
	2006	2005

Options and Rights	-	70
6-1/2% Preferred Stock	-	-
4% Preferred Stock	-	-

7.	LEGAL PROCEEDINGS:

None

8.	SUBSEQUENT EVENTS

On July 31, 2006, all outstanding 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock were converted as follows:

Each share of Ampal’s 4% Cumulative Convertible Preferred Stock was redeemed for five shares of Ampal’s Class A Stock plus an additional $2.58 per share paid in cash and each share of Ampal’s 6-1/2% Cumulative Convertible Preferred Stock was redeemed for three shares of Ampal’s Class A Stock plus an additional $4.09 per share paid in cash.

Holders of Ampal’s 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock who voted in favor of the amendments to Ampal’s Restated Certificate of Incorporation as described in Part II Item 4 below also received $0.15 per share voted in favor of the amendments.

From July 31, 2006, the only class of shares Ampal will have outstanding will be its Class A Stock.

Acquisition of Interest in East Mediterranean Gas Co. S.A.E.

On August 1, 2006, the Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Merhav M.N.F. Ltd. (“Merhav”) for the purchase from Merhav of a portion of its interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”).

Under the terms of the transaction, the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock. The purchase price for the shares was $100,000,000, of which, $50,000,000 was paid in cash and the balance is to be paid in 10,248,001 shares of the Company’s Class A Stock. The issuance of the shares of Class A Stock is subject to the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Stock Market. As a result of this transaction, the Company beneficially owns 6.6% of the total outstanding shares of EMG. The purchase price may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a purchase price per share lower than the purchase price per share paid by the Company pursuant to the Agreement. Additionally, pursuant to the Agreement, the Company was granted the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

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

Results of Operations

Six months ended June 30, 2006 compared to Six months ended June 30, 2005

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net gain of $0.8 million for the six months ended June 30, 2006 as compared to a net gain of $4.2 million for the same period in 2005. The decrease in earnings is primarily attributable to the decrease in earning of affiliates, the decrease of realized and unrealized gain on marketable securities, and the decrease of other income in the six months ended June 30, 2006 as compared to the same period in 2005. This decrease in earnings was partially offset by an increase in net realized gains on investments, an increase in translation gain and a decrease in interest expense for the six months ended June 30, 2006 as compared to the same period in 2005.

Equity in earnings of affiliates decreased to a net gain of $1.5 million for the six months ended June 30, 2006, as compared to a gain of $6.2 million for the same period in 2005. The decrease is primarily attributable to a decrease in the earnings of Ophir Holdings Ltd. which did not record any earnings in the six months ended June 30, 2006, as compared to a gain of $6.3 million recorded by Ophir Holdings, Ltd. in the same period in 2005.

The Company recorded realized and unrealized gains from marketable securities in the amount of $0.7 million in the six month period ended June 30, 2006 as compared to $1.6 million in 2005.

In the six month period ended June 30, 2006, the Company recorded $1.3 million in other income, as compared to $4.9 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of the MIRS investment last year.

In the six month period ended June 30, 2006, Ampal recorded $4.4 million of net realized gain on investments, as compared to $3.5 million of realized gains in the same period in 2005. The gain recorded in 2006 was primarily attributable to the sale of Coral World International (“CWI”)($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain)and the sale of certain assets by FIMI opportunity Fund L.P ($0.2 million gain). These gains were offset partially by a loss from the sale of Ophir Holding Ltd. ($1.0 million loss).

In the six month period ended June 30, 2006, the Company recorded a $0.3 million translation gain, as compared to $1.6 million translation loss for the same period in 2005. The increase in translation gain is related to revaluation of the New Israeli Shekel compared to the American Dollar in the six month period ended June 30, 2006 as compared to same period in 2005.

In the six month period ended June 30, 2006, the Company recorded $1.7 million interest expense, as compared to $3.2 million for the same period in 2005. The decrease in interest expense is primarily attributable to a decrease in notes payable relating to the Mirs investment, which were fully paid in October 2005.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

The Company recorded a consolidated net gain of $1.4 million for the three months ended June 30, 2006 as compared to a net loss of $2.5 million for the same period in 2005. The increase in earnings is primarily attributable to an increase in net realized gain on investments, an increase in translation gain and a decrease in interest expense for the three months ended June 30, 2006 as compared to the same period in 2005. This increase in earnings was partially offset by a decrease in realized and unrealized gains on marketable securities, and a decrease in other income for the three months ended June 30, 2006 as compared to the same period in 2005.

In the three month period ended June 30, 2006, Ampal recorded $3.4 million of realized gain on investments, as compared to $0.2 million of realized gains in the same period in 2005. The gain recorded in 2006 was primarily attributable to the sale of Coral World International (“CWI”)($4.2 million gain) and the sale of certain assets by FIMI opportunity Fund L.P ($0.2 million gain). These gains were partially offset by a loss from the sale of Ophir Holding Ltd. ($1.0 million loss).

In the three month period ended June 30, 2006, the Company recorded a $0.6 million translation gain, as compared to a $1.0 million translation loss for the same period in 2005. The increase in translation gain is related to revaluation of the New Israeli Shekel as compared to the American Dollar in the three month period ended June 30, 2006 as compared to same period in 2005.

In the three month period ended June 30, 2006, the Company recorded a $0.7 million interest expense, as compared to a $2.0 million interest expense for the same period in 2005. The decrease in interest expense is primarily attributable to a decrease in notes payable relating to the Mirs investment, which were fully paid in October 2005.

The Company recorded realized and unrealized gains from marketable securities in the amount of $0.2 million in the three month period ended June 30, 2006 as compared to $0.9 million in 2005.

In the three month period ended June 30, 2006, the Company recorded $0.7 million in other income, as compared to $2.3 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of the MIRS investment last year.

Liquidity and Capital Resources

Cash Flows

The Company’s sources of cash include cash and cash equivalents and marketable securities, which amount to $75.3 million as of June 30, 2006 as compared to $62.9 million in December 31, 2005. The Company also has sources of cash from operations and cash from investing activities. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, government debenture notes equal to $9 million have already been pledged as security for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $15.9 million for the six months ended June 30, 2006, as compared to approximately $11.9 million at the same period in 2005. The increase is primarily attributable to the $21.8 million net proceeds in trading securities ($71.8 million proceeds offset by $50.0 million invested) as compared to $12.2 million net proceeds in 2005, offset by a decrease in accounts payable and by a $0.1 million dividend received from affiliates as compared to $2.4 million in 2005.

        Cash flows from investing activities

Net cash provided by investing activities totaled approximately $21.3 million for the six months ended June 30, 2006, as compared to approximately $6.5 million used in investing activities for the same period in 2005. The cash provided by investing activities during 2006 is primarily attributable to the proceeds at the amount of $23.0 million from the sale of our interest in Coral World International, Ophir, Modem Art and certain assets of TP and Fimi.

        Cash flows from financing activities

Net cash used in financing activities was approximately $5.0 million for the six months ended June 30, 2006, as compared to approximately $3.7 million of net cash provided by financing activities for the six months period ended June 30, 2005.

In the six months ended June 30, 2006, the Company paid down its existing notes payable in the amount of $5.8 million while using its own cash and borrowing an additional $0.7 million. In the six months ended June 30, 2005, Am-Hal Ltd. and its minority partner borrowed $5.7 million and $1.8 million, respectively to finance a new project and Ampal used its own cash to pay down its existing notes payable and debentures in the amount of $3.9 million.

Investments

On June 30, 2006, the aggregate fair value of trading and available-for-sale securities was approximately $18.1 million, as compared to $38.6 million at December 31, 2005. The decrease in 2006 is mainly attributable to the sale of various marketable securities.

In the six months ended June 30 2006, the Company made an additional investment of $0.4 million in Fimi Opportunity Fund, L.P. (“Fimi”) and $0.8 million loan to Bay Heart Ltd.

During the six months ended June 30, 2006, Ampal made the following dispositions:

—	On June 13, 2006, the Company sold its holdings in Coral world international for $21.0 million and recorded a gain of $4.2 million.

—	On March, 2006 the Company received an additional proceeds from the sale of Modem Art Ltd. In the amount of $ 0.6 million.

—	On April, 2006 the Company received an additional proceeds In the amount of $ 0.4 million from the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partner.

—	On May 8, 2006, the Company sold its holdings in Ophir Holding Ltd. For $1.1 million and recorded a loss of $1.0 million.

Debt

Notes and loans payable consist primarily of bank borrowings either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2006-2010.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim ltd, Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of June 30, 2006 the Company had drawn $2.5 million from the facility. As of June 30, 2006 and December 31, 2005 the amounts outstanding under the loans from Bank Hapoalim Ltd., Phoenix Insurance company and others, were $14.2 million and $13.5 million, respectively. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates range between 6.5% and 7.9%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.1 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim. These loans in the amount of $26.3 million mature through 2006-2010. (As of December 31, 2005 the amount was $31.3 million).

Other long term borrowings in the amount of $1.9 million are linked to the Israeli C.P.I and mature between 2006 and 2010, of which an amount of $1.5 million bears no interest. The remaining $0.4 million bears an annual interest of 5.7%.

The weighted average interest rates and the balances of these short-term borrowings at June 30, 2006 and December 31, 2005 were 6.5% on $20.7 million and 6.0% on $15.0 million, respectively.

As of June 30, 2006, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.9 million. This includes:

1.	$5.9 million guarantee on indebtedness incurred by Bay Heart ($3.1 million of which is recorded as a liability in the Company’s financial statements as of June 30, 2006) in connection with the development of the property, Bay Heart recorded losses in 2006, in management’s belief, primarily as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$3.1 million guarantee to Am-Hal tenants as described above.

3.	$0.9 million guarantee to Galha 1960 Ltd.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company, utilizes these contracts from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of June 30 2006, the Company did not have any open foreign currency forward exchange contract to purchase or to sell U.S. dollars, in payment of New Israeli Shekel.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words anticipate, believe, estimate, expect, intend, plan, and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, the current hostilities between Israel and the Militant group Hezbollah, and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part I, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2006, and are sensitive to the above market risks.

During the six months ended June 30, 2006, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2005.

Interest Rate Risks

At June 30, 2006, the Company had financial assets totaling $34.7 million and financial liabilities totaling $46.0 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2006, the Company had fixed rate financial assets of $0.4 million and had variable rate financial assets of $34.3 million.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate assets by approximately $0.1 million.

At June 30, 2006, the Company had fixed rate debt of $4.9 million and variable rate debt of $41.1 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.1 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2006, the Company didn’t enter into foreign exchange forward purchase contracts to partially hedge this exposure. At June 30, 2006, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.2 million, and regarding the statements of income (loss) a ten percent devaluation of the foreign currency would be reflected in a net increase in earnings and would be $0.8 million.

Equity Price Risk

The Company’s investments at June 30, 2006, included marketable securities which are recorded at fair value of $18.1 million, including a net unrealized gain of $0.8 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $1.8 million.

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

At a special meeting of shareholders called and convened on June 20, 2006, and adjourned to and completed on July 18, 2006, the following proposals were approved by the margins indicated below:

1.	Proposal to approve an amendment to the Restated Certificate of Incorporation of the Company to allow for the redemption of each outstanding share of 4% Cumulative Convertible Preferred Stock in exchange for five shares of Class A Stock and $2.58.

	For	Against	Abstain

Class A Stock	12,995,388	50,724	6,007
4% Cumulative Convertible Preferred Stock	55,909	971	3,557

2.	Proposal to approve an amendment to the Restated Certificate of Incorporation of the Company to allow for the redemption of each outstanding share of 6 1/2% Cumulative Convertible Preferred Stock in exchange for three shares of Class A Stock and $4.09.

	For	Against	Abstain

Class A Stock	13,000,488	44,564	7,107
6 1/2% Cumulative Convertible Preferred Stock	271,292	14,572	7,259

Item 5.	Other Information. None.

Item 6.	Exhibits.

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Gain (Loss) per Share of Class A Stock.

31.1	Certification of Jack Bigio pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jack Bigio and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2006

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