Form 10-Q
period 2006-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2006-11-13
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer) Identification Number

111 Arlozorov Street, Tel Aviv, Israel	62098

(Address of Principal Executive Offices)	(Zip code)

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 32,610,935(as of November 10, 2006).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2006	2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in earnings of affiliates	$1,383	$6,011
Real estate income	7,174	6,948
Realized gain on fixed asset	2,491	-
Realized gains on investments	5,397	4,969
Realized and unrealized gains on marketable
Securities	1,131	2,763
Interest income	1,014	981
Other income	1,901	9,138

Total revenues	20,491	30,810

EXPENSES
Interest expenses	2,542	4,580
Real estate expenses	6,706	6,538
Realized loss on investments	1,016	7,641
Loss from impairment of investments	-	13,914
Translation loss	343	1,760
Other (mainly general and administrative)	8,389	6,445

Total expenses	18,996	40,878

Income (loss) before income taxes	1,495	(10,068)
Provision for income taxes	2,469	807

Loss after income tax	(974)	(10,875)
Minority interest	15	(4,462)

Net loss	$(989)	$(6,413)

Basic and diluted EPS:
Loss per Class A Share	$(0.16)	$(0.33)

Weighted average number of shares used in calculation (in thousands)	21,027	19,950

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2006	2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES
Equity in loss of affiliates	$(100)	$(168)
Real estate income	2,470	2,299
Realized gain on fixed asset	2,491	-
Realized gains on investments	20	1,442
Realized and unrealized gains on marketable
Securities	428	1,208
Interest income	507	286
Other income	608	4,282

Total revenues	6,424	9,349

EXPENSES
Interest expenses	846	1,429
Real estate expenses	2,292	2,186
Realized loss on investments	-	7,641
Loss from impairment of investments	-	13,314
Translation loss	612	175
Other (mainly general and administrative)	3,639	2,083

Total expenses	7,389	26,828

Loss before income taxes	(965)	(17,479)
Provision (benefit) for income taxes	805	(1,710)

Loss after income tax	(1,770)	(15,769)
Minority interest	25	(5,139)

Net Loss	$(1,795)	$(10,630)

Basic and diluted EPS:
Loss per Class A Share	$(0.18)	$(0.53)

Weighted average number of shares used in calculation (in thousands)	22,769	19,975

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	September 30, 2006	December 31, 2005
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$21,692	$24,314
Loans receivable	376	343

Marketable Securities	379	38,575
Other investments	137,017	54,903

Total Investments	137,396	93,478

Real estate property, less accumulated
depreciation of $13,612 and $13,907	68,945	70,989

Other assets	25,788	21,780

Total Assets	$254,197	$210,904

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	September 30, 2006	December 31, 2005
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$46,118	$50,366
Deposits from tenants	53,980	52,880
Accounts payable, accrued expense and others	16,508	18,669

Total Liabilities	116,606	121,915

Minority interests	260	120

SHAREHOLDERS EQUITY
4% Cumulative Convertible Preferred Stock, $5
par value; authorized zero and 189,287 shares; issued zero and 114,198
shares; outstanding zero and 110,848 shares	-	571

6-1/2% Cumulative Convertible Preferred Stock, $5 par value; authorized zero and 988,055 shares; issued zero and 641,423 shares; outstanding zero and 518,887 shares	-	3,207

Class A Stock; $1 par value; authorized
60,000,000 shares; issued 27,937,722 and
25,826,821 shares; outstanding 22,212,933
and 20,075,782 shares	27,938	25,827

Receipt on account of shares to be allotted	48,965	-

Additional paid-in capital	59,891	58,252

Retained earnings	46,545	51,223

Accumulated other comprehensive loss	(17,384)	(19,518)

Treasury Stock, at cost	(28,624)	(30,693)

Total shareholders' equity	137,331	88,869

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$254,197	$210,904

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2006	2005
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(989)	$(6,413)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Equity in earnings of affiliates	(1,383)	(6,011)
Realized and unrealized gains on investments, net	(5,512)	(91)
Gain from sale of fixed asset	(2,491)	-
Depreciation expense	1,526	1,459
Amortization income from tenants deposits, net	(1,284)	(1,426)
Impairment of investments	-	13,914
Compensation expenses recognized under
SFAS 123R	602	-
Translation loss	343	1,760
Minority interests	15	(4,462)
Decrease (increase) in other assets	13	(7,938)
Increase in accounts payable, accrued
expenses and others	4,925	8,265
Investments made in trading securities	(49,994)	(12,871)
Proceeds from sale of trading securities	89,622	25,964
Dividends received from affiliates	217	2,461

Net cash provided by operating activities	35,610	14,611

Cash flows from investing activities:
Deposits, notes and loans receivable collected	-	2,724
Deposits, notes and loans receivable granted	-	(735)
Investments made in affiliates and others	(54,415)	(661)
Proceeds from sale of investments	23,127	4,444
Proceeds from sale of fixed asset	920	-
Capital improvements	(860)	(9,370)

Net cash used in investing
activities	(31,228)	(3,598)

The accompanying notes are an integral part of the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30	2006	2005
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$733	$6,299
Notes and loans payable repaid	(5,981)	(2,983)
Debentures repaid	-	(2,023)
Contribution to partnership by minority	87	2,034
Proceeds from exercise of stock options	82	24
Dividend paid to the shareholders of the Preferred Stock	(2,332)	-

Net cash (used in) provided by financing
activities	(7,411)	3,351

Effect of exchange rate changes on cash and
cash equivalents	407	(20)

Net increase in cash and cash
equivalents	(2,622)	14,344
Cash and cash equivalents at beginning of
Period	24,314	17,618

Cash and cash equivalents at end of period	$21,692	$31,962

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period:
Interest	$2,598	$2,142

Income taxes paid	$59	$9

Supplemental Disclosure of Non-cash
Investing Activities:

Consideration for sale of an investment offset
against other assets	397	-

Consideration for sale of fixed asset offset
against other assets	3,680	-

Capital improvement offset against account
payable	(677)	-

Investment in investee offset against issue of
shares capital	(48,965)	-

Marketable securities received as
consideration for sale of an investment	-	3,316

Supplemental Disclosure of Non-Cash

Operating Activities:
Dividend in kind from an affiliate	-	7,088

Dividend from an equity investment
offset against payable accounts	5,060	-

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands) (Unaudited)

	Class A stock		4 % preferred stock		6.5 % preferred stock
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Receipt on account of shares to be allotted	Additional paid in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	-	58,252	(30,693)	(19,518)	51,223	88,869
CHANGES DURING 2006:
Net loss											(989)	(989)
Other comprehensive income (loss):
Foreign currency translation adjustments										2,351		2,351
Unrealized gain on marketable securities										109		109
Sale of available for sale securities										(326)		(326)

Total comprehensive gain												1,145
Conversion of 110,848 4% preferred stock and 518,887 6.5% preferred stock into Class A stock	2,111	2,111	(111)	(554)	(519)	(2,594)		1,037
Elimination of treasury stock			(3)	(17)	(122)	(613)			1,938		(1,308)
Shares issued according to EMG Agreement							48,965					48,965
Compensation expense recognized under SFAS 123R								602				602
Reissuance of 26,250 treasury stock for exercise of stock options									131		(49)	82
Dividend - 4% Preferred stock											(285)	(285)
- 6.5% Preferred stock											(2,047)	(2,047)

BALANCE AT SEPTEMBER 30, 2006	27,938	27,938	-	-	-	-	48,965	59,891	(28,624)	(17,384)	46,545	137,331

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)
(Audited)

	Class A stock		4 % preferred stock		6.5 % preferred stock
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders equity

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	(31,096)	(14,272)	57,524	100,013
CHANGES DURING 2005:
Net loss										(5,958)	(5,958)
Other comprehensive income (loss):
Foreign currency translation adjustments									348		348
Unrealized loss on marketable securities									(1,472)		(1,472)
Sale of available for sale securities									(4,122)		(4,122)

Total comprehensive loss											(11,204)
Conversion of 9,826 4% preferred stock and 20,796 6.5% preferred stock into Class A stock	112	112	(10)	(49)	(21)	(104)	41
Reissuance of 80,625 treasury stock for exercise of
stock options								403		(152)	251
Dividends:
4% preferred stock, $0.2 per share										(22)	(22)
6.5% preferred stock, $0.325 per share										(169)	(169)

BALANCE AT DECEMBER 31, 2005	25,827	25,827	114	571	641	3,207	58,252	(30,693)	(19,518)	51,223	88,869

The accompanying notes are an integral part of the consolidated financial statement.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands) (Unaudited)

	Class A stock		4 % preferred stock		6.5 % preferred stock
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders equity

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	(31,096)	(14,272)	57,524	100,013
CHANGES DURING 2005:
Net loss										(6,413)	(6,413)
Other comprehensive income (loss):
Foreign currency translation adjustments									408		408
Unrealized loss on marketable securities									(617)		(617)
Sale of available for sale securities									(4,122)		(4,122)

Total comprehensive loss											(10,744)
Conversion of 8,172 4% preferred stock and 20,564 6.5% preferred stock into Class A stock	103	103	(8)	(41)	(21)	(103)	41
Reissuance of 7,500 treasury stock for exercise of
stock option								38		(14)	24

BALANCE AT SEPTEMBER 30, 2005	25,818	25,818	116	579	641	3,208	58,252	(31,058)	(18,603)	51,097	89,293

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

3.	Recently Issued Accounting Pronouncements

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments – an Amendment of FASBS tatements No. 133 and 140.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The adoption of SFAS No. 155 will not have a material impact on the Company’s consolidated financial condition or results of operations.

ASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

SFAS No. 157 –Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.

Staff Accounting Bulletin No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 will not have a material impact on the Company’s consolidated financial condition or results of operations.

4.	Cash and cash equivalents

Cash equal to $9.0 million has already been pledged as security for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	Mediterranean Gas Company

On December 1, 2005 the Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, acquired a 2% interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”) from Merhav M.N.F. Ltd. (“Merhav”). The Company paid $29,960 thousand in cash, representing the fair value of the interest purchased at the time this transaction closed.

On August 1, the Company entered into a new agreement (the “Agreement”) with Merhav for the purchase of a portion of its interest in EMG.

Under the terms of the transaction, the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock. The purchase price for the shares was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company’s Class A Stock that accounted at a fair value of 49.0 million. The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Stock Market. As a result of this transaction, the Company beneficially owns 6.6% of the total outstanding shares of EMG. The purchase price may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a purchase price per share lower than the purchase price per share paid by the Company pursuant to the Agreement. Additionally, pursuant to the Agreement, the Company was granted up to two years the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

Yosef A. Maiman, the chairman of the Company’s Board of Directors (the “Board”) and the Company’s controlling shareholder, is the sole owner of Merhav.

On August 22,2006 EMG called for additional capital from all its shareholders. As a result, the Company paid additional $2.7 million in order to maintain its beneficial interest in the investment.

The investment, at a total amount of $131,594 thousand, is carried on the Company’s financial statements at cost, subject to periodic tests for impairment.

6.	Employee Stock Based Compensation

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

Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognizes the stock based compensation of previously granted share-based options and new share-based options under the straight-line method over the requisite service period.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options since the exercise price was equal to the market price of the underlying stock at the date of grant. If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS for the three months and nine months ended September 30, 2005 would have been reduced as follows:

	Nine Months ended September 30, 2005 (In thousands, except per share data)	Three Months ended September 30, 2005 (In thousands, except per share data)

Net loss, as reported	$(6,413)	$(10,630)

Less - stock based compensation expense
determined under fair value method	(657)	(219)

Pro forma, net loss	(7,070)	(10,849)

Basic and diluted EPS:
As reported (1)(2)	$(0.33)	$(0.53)
Pro forma (1)(2)	$(0.36)	$(0.55)

(1) After deduction of accrued Preferred Stock Dividend of $150 thousands and $50 thousands for the nine months and the three months, respectively.

(2) The effect of the conversion of the 4% and 6.5% Preferred Stock was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

Stock Options Plans

In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of September 30, 2006, 30,000 options of the 1998 Plan are fully vested and outstanding.

On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of September 30, 2006, 1,964,500 options under the 2000 Plan are outstanding.

The option term is for a period of five years from the grant date for the options granted under the 1998 Plan and ten years from the grant date for the options granted under the 2000 Plan. If the options are not exercised and the shares not paid for by such date, all interests and rights of any grantee shall expire. These options were granted for no consideration.

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

Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

The following table summarizes the activity of both Plans for the nine months ended September 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2006	2,024	$3.37
Granted	-	$-
Exercised	(26)	$3.12
Forfeited	(4)	$3.12
Expired	-	$-

Outstanding at September 30, 2006	1,994	$3.38	6.99	2,677

Exercisable at September 30, 2006	1,388	$3.31	6.44	1,959

Valuation and Expenses under 123R

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. Expected life is based on the Company’s management estimate for future behavior. Expected volatility is based on the historical volatility of the Class A common stock. The risk free rate is based on the U.S. Treasury yield curve for a term consistent with the expected life of the award, in effect at the date of grant.

No options were granted during the three months and the nine months ended September 30, 2006. The fair value of options granted during the year ended December 31, 2005 was estimated using the following weighted average assumptions: (1) expected life of options of 5 years; (2) dividend yield of 0%; (3) volatility of 46.07%; and (4) risk free interest of 4.08%.

Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $602 and $170 thousand for the nine month and three month periods ended September 30, 2006, respectively. No share-based compensation was capitalized in the consolidated financial statements.

The total intrinsic value (market value on date of exercise less exercise price) of options exercise during the nine months ended September 30, 2006 was $33 thousands.

Cash received from option exercises for the nine months ended September 30, 2006 was $82 thousand.

At September 30, 2006, there was $1.05 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years.

7.	Segment information presented below, results primarily from operations in Israel.

NINE MONTHS ENDED SEPTEMBER 30,	2006	2005
(Dollars in thousands)

Revenues:
Finance	$3,772	$16,234
Real Estate	9,665	6,948
Leisure-time	5,721	1,667
Intercompany adjustments	(50)	(50)

	19,108	24,799
Equity	1,383	6,011

Total consolidated revenues	$20,491	$30,810

Pretax Operating Income (loss):
Finance	(5,413)	$(16,409)
Real Estate	1,297	186
Leisure-time	4,228	144

	112	(16,079)
Equity	1,383	6,011

Total consolidated pretax income (loss)	$1,495	$(10,068)

Total Assets:
Finance	$183,291	$211,968
Energy	131,594	-
Real Estate	74,884	72,455
Leisure-Time	3,146	17,838
Intercompany adjustments	(138,718)	(4,945)

Total consolidated assets	$254,197	$297,316

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

The energy segment consists of the investment in EMG, an Egyptian Joint Stock Company, which holds the right to supply natural gas to Israel through a pipe line to be constructed from Egypt to Israel.

The real estate rental segment consists of rental property owned in Israel and the United States and leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel.

The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary located in Israel. During June 2006, the Company sold all of its interest in Coral World International Limited. (See Item 2 – Investment)

8.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the nine-month periods ended September 30, 2006 and 2005 because such shares are anti-dilutive.

(Shares in thousands)	SEPTEMBER 30,
	2006	2005

Options and Rights	1,994	2,057
6-1/2% Preferred Stock	-	642
4% Preferred Stock	-	116

9.	LEGAL PROCEEDINGS:

None

10.	SUBSEQUENT EVENTS

Effective October 1, 2006, the Chairman of the Board Mr. Yosef A. Maiman became the President and Chief Executive Officer of the Company. The appointment followed Jack Bigio’s decision to resign as President and Chief Executive Officer. Mr. Bigio remains on the Board of Directors of the Company.

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

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase. We hold marketable securities classified as trading securities that are carried at fair value, and marketable securities classified as available-for-sale that are carried at fair value with unrealized gains and losses included in the component of accumulated other comprehensive loss in stockholders’ equity. We classify investment in marketable securities as investment in trading securities, if those securities are bought and held principally for the purpose of selling them in the near term (held for only a short period of time). All the other securities are classified as available for sale securities (as of September 30, 2006, no marketable securities were classified as available for sale securities).

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

Long-Lived Assets

On January 1, 2002, Ampal adopted FAS 144, “Accounting for the Impairment or Disposal of Long – Lived Assets.” FAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the respective estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. During the nine months ended September 30, 2006, the Company did not recognize any impairment related to our assets and investments.

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

Recently Issued Accounting Pronouncements

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The adoption of SFAS No. 155 will not have a material impact on the Company’s consolidated financial condition or results of operations.

ASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.

Staff Accounting Bulletin No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 will not have a material impact on the Company’s consolidated financial condition or results of operations.

Results of Operations

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $1.0 million for the nine months ended September 30, 2006 as compared to a net loss of $6.4 million for the same period in 2005. The decrease in losses is primarily attributable to a decrease in losses from impairment of investments, a decrease in interest expense, a decrease in translation loss and an increase in net realized gains from investments and fixed asset for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in losses was partially offset by a decrease in earning of affiliates and a decrease of other income in the nine months ended September 30, 2006 as compared to the same period in 2005.

In the nine month period ended September 30, 2005, the Company recorded $13.9 million of losses from the impairment of its investment in MIRS ($13.3 million) and Shiron Ltd. ($0.6 million). In the same period in 2006, the Company recorded no such impairments.

In the nine month period ended September 30, 2006, the Company recorded $2.5 million of interest expense, as compared to $4.6 million for the same period in 2005. The decrease in interest expense is primarily attributable to a decrease in notes payable relating to the MIRS investment, which were fully paid in October 2005.

In the nine month period ended September 30, 2006, the Company recorded a $0.3 million translation loss, as compared to $1.8 million translation loss for the same period in 2005. The decrease in translation loss is related to revaluation of the New Israeli Shekel compared to the American Dollar.

In the nine month period ended September 30, 2006, Ampal recorded $4.4 million of net realized gain on investments, as compared to $2.7 million of net realized loss in the same period in 2005. The gain recorded in 2006 was primarily attributable to the sale of Coral World International (“CWI”)($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain)and the sale of certain assets by FIMI opportunity Fund L.P ($0.2 million gain). These gains were partially offset by a loss from the sale of Ophir Holding Ltd. ($1.0 million loss).

In the nine month period ended September 30, 2006, Ampal recorded $2.5 million on the sale of its headquarter building in Tel-Aviv (proceed of $4.6 million).

The Company recorded realized and unrealized gains from marketable securities in the amount of $1.1 million in the nine month period ended September 30, 2006 as compared to $2.8 million in the same period in 2005.

Equity in earnings of affiliates decreased to a net gain of $1.4 million for the nine months ended September 30, 2006, as compared to a gain of $6.0 million for the same period in 2005. The decrease is primarily attributable to a decrease in the earnings of Ophir Holdings Ltd. which did not record any earnings in the nine months ended September 30, 2006, as compared to a gain of $5.9 million recorded by Ophir Holdings, Ltd. in the same period in 2005.

In the nine month period ended September 30, 2006, the Company recorded $1.9 million in other income, as compared to $9.1 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of the MIRS investment last year.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The Company recorded a consolidated net loss of $1.8 million for the three months ended September 30, 2006 as compared to a net loss of $10.6 million for the same period in 2005. The decrease in losses is primarily attributable to a decrease in loss from impairment of investments, a decrease in net realized losses from investments, a decrease in interest expense and an increase in realized gain on fixed asset for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease in losses was partially offset by a decrease of other income in the three months ended September 30, 2006 as compared to the same period in 2005.

In the three month period ended September 30, 2005, the Company recorded $13.3 million of losses from the impairment of its investment in MIRS. In the same period in 2006, the Company recorded no such impairments.

In the three month period ended September 30, 2006, Ampal recorded $20,000 of realized gain on investments, as compared to $6.2 million of net realized losses in the same period in 2005.

In the three month period ended September 30, 2006, Ampal recorded $2.5 million on the sale of its headquarters building in Tel-Aviv (proceed $4.6 millions).

The Company recorded realized and unrealized gains from marketable securities in the amount of $0.4 million in the three month period ended September 30, 2006 as compared to $1.2 million in 2005.

In the three month period ended September 30, 2006, the Company recorded a $0.8 million interest expense, as compared to a $1.4 million interest expense for the same period in 2005. The decrease in interest expense is primarily attributable to a decrease in notes payable relating to the MIRS investment, which was fully paid in October 2005.

In the three month period ended September 30, 2006, the Company recorded $0.6 million in other income, as compared to $4.3 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of the MIRS investment last year

Liquidity and Capital Resources

        Cash Flows

The Company’s sources of cash include cash and cash equivalents and marketable securities, which amount to $22.1 million as of September 30, 2006 as compared to $62.9 million in December 31, 2005. The decrease in cash, cash equivalents and marketable securities is primarily attributable to the Company’s investments in EMG in August 2006 as described below. The Company also has sources of cash from operations and cash from investing activities. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. In the event of a decline in the market price of its marketable securities, the Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, cash equal to $9 million has already been pledged as security for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $35.6 million for the nine months ended September 30, 2006, as compared to approximately $14.6 million at the same period in 2005. The increase is primarily attributable to the $39.6 million of net proceeds from marketable securities ($89.6 million proceeds offset by $50.0 million invested) as compared to $13.1 million net proceeds in the same period of 2005, which was partially offset by a $0.2 million dividend received from affiliates as compared to $2.5 million in the same period in 2005.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $31.2 million for the nine months ended September 30, 2006, as compared to approximately $3.6 million used in investing activities for the same period in 2005. The increase is primarily attributable to the Company’s investments in EMG ($52.7 million), Bay-Heart ($1.4 million) and Fimi ($0.4 million). This increase was partially offset by proceeds in the amount of $23.1 million from the sale of our interests in Coral World International, Ophir, Modem Art, certain assets of TP and other investments.

        Cash flows from financing activities

Net cash used in financing activities was approximately $7.4 million for the nine months ended September 30, 2006, as compared to approximately $3.4 million of net cash provided by financing activities for the nine months period ended September 30, 2005.

In the nine months ended September 30, 2006, the Company paid down its existing notes payable in the amount of $6.0 million and a dividend to the Preferred Stock shareholders in the amount of $2.3 million while using its own cash and borrowing an additional $0.7 million. In the nine months ended September 30, 2005, Am-Hal Ltd. and its minority partner borrowed $6.3 million and $2.0 million, respectively to finance a new project and Ampal used its own cash to pay down its existing notes payable and debentures in the amount of $5.0 million.

Investments

On September 30, 2006, the aggregate fair value of trading and available-for-sale securities was approximately $0.4 million, as compared to $38.6 million at December 31, 2005. The decrease in 2006 is mainly attributable to the sale of various marketable securities in order to finance the purchase of EMG.

In the nine months ended September 30 2006, the Company made an additional investment of $101.6 million in EMG, $0.4 million in Fimi Opportunity Fund, L.P. (“Fimi”) and $1.4 million loan to Bay Heart Ltd.

On August 1, 2006, the Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Merhav M.N.F. Ltd. (“Merhav”) for the purchase from Merhav of a portion of its interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”).

Under the terms of the transaction, the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock. The purchase price for the shares was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company’s Class A Stock that accounted at a fair value of 49.0 million. The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Stock Market. As a result of this transaction, the Company beneficially owns 6.6% of the total outstanding shares of EMG. The purchase price may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a purchase price per share lower than the purchase price per share paid by the Company pursuant to the Agreement. Additionally, pursuant to the Agreement, the Company was granted up to two years the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

Yosef A. Maiman, the chairman of the Company’s Board of Directors (the “Board”) and the Company’s controlling shareholder, is the sole owner of Merhav.

On August 22,2006 EMG called for additional capital from all its shareholders. As a result, the Company paid additional $2,7 million in order to maintain its beneficial interest in the investment.

During the nine months ended September 30, 2006, Ampal made the following dispositions:

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

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim Ltd., Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of September 30, 2006 the Company had drawn $2.5 million from the facility. As of September 30, 2006 and December 31, 2005 the amount of Am-Hal’s outstanding debt under the loans from Bank Hapoalim Ltd., Phoenix Insurance Company and others, were $14.5 million and $13.5 million, respectively. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates ranging between 6.5% and 7.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $3.0 million in favor of tenants of Am-Hal in order to secure their deposits.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim. These loans in the amount of $26.3 million mature through 2006-2010. (As of December 31, 2005 the amount was $31.3 million).

Other long term borrowings in the amount of $1.8 million are linked to the Israeli C.P.I and mature between 2006 and 2010, of which an amount of $1.5 million bears no interest. The remaining $0.3 million bears an annual interest of 5.7%.

The weighted average interest rates and the balances of these short-term borrowings at September 30, 2006 and December 31, 2005 were 6.5% on $20.8 million and 6.0% on $15.0 million, respectively.

As of September 30, 2006, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.9 million. This includes:

1.	$5.9 million guarantee on indebtedness incurred by Bay Heart ($2.9 million of which is recorded as a liability in the Company’s financial statements as of September 30, 2006) in connection with the development of the property, Bay Heart recorded losses in 2006, in management’s belief, primarily as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$3.0 million guarantee to Am-Hal tenants as described above.

3.	$1.0 million guarantee to Galha 1960 Ltd.

CHANGES IN SHAREHOLDERS EQUITY

During the third quarter of 2006 the shares holders equity was change as follows:

On July 31, 2006, all outstanding 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock were converted as follows:

Each share of Ampal’s 4% Cumulative Convertible Preferred Stock was converted to five shares of Ampal's Class A Stock plus an additional $2.58 per share paid in cash and each share of Ampal’s 6-1/2% Cumulative Convertible Preferred Stock was converted to three shares of Ampal's Class A Stock plus an additional $4.09 per share paid in cash.

Holders of Ampal’s 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock who voted in favor of the amendments to Ampal’s Restated Certificate of Incorporation as described in Part II Item 4 below also received $0.15 per share voted in favor of the amendments.

From July 31, 2006, the only class of shares Ampal has outstanding is its Class A Stock.

On October 9, 2006, as part of the investment in EMG ,the Company issued to Merhav (m.n.f.)Ltd. 10,248,002 shares of the Company’s Class A Stock. The issuance of these shares received the approval of the shareholders of the Company on September 19, 2006, as required by the marketplace rules of the NASDAQ Stock Market. As of September 30, 2006, the Company classified the issuance of the shares as “receipt on account of shares to be allotted”.

FOREIGN CURRENCY CONTRACTS

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company utilizes these contracts from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings. As of September 30 2006, the Company did not have any open foreign currency forward exchange contract to purchase or to sell U.S. dollars, in payment of New Israeli Shekel.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2006, and are sensitive to the above market risks.

During the nine months ended September 30, 2006, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2005.

Interest Rate Risks

At September 30, 2006, the Company had financial assets totaling $15.6 million and financial liabilities totaling $46.1 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2006, the Company had fixed rate financial assets of $0.4 million and had variable rate financial assets of $15.2 million.  A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate assets by approximately $0.1 million.

At September 30, 2006, the Company had fixed rate debt of $5.1 million and variable rate debt of $41.0 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2006, the Company did not enter into foreign exchange forward purchase contracts to partially hedge this exposure. At September 30, 2006, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.3 million, and regarding the statements of income (loss) a ten percent devaluation of the foreign currency would be reflected in a net increase in earnings and would be $2.0 million.

Equity Price Risk

The Company’s investments at September 30, 2006, included marketable securities, which are recorded at fair value of $0.4 million, including a net unrealized gain of $0.1 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Annual Meeting of Shareholders was held on September 19, 2006. The following proposals were approved by the margins indicated below:

To elect eight (8) directors to the Board of Directors of the Company to hold office for one year terms and until their respective successors shall be elected and qualified:

Names	For	Withheld Authority

Yosef A. Maiman	17,658,112	402,091
Jack Bigio	17,657,242	402,961
Leo Malamud	17,982,516	77,687
Dr. Joseph Yerushalmi	17,984,125	76,078
Dr. Nimrod Novik	17,984,286	75,917
Yehuda Karni	17,594,680	465,523
Eitan Haber	17,596,830	463,373
Menahem Morag	17,597,030	463,173

To ratify the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006:

For	Against	Abstain

17,572,276	481,026	6,901

To approve the proposed issuance of 10,248,002 shares of Class A Stock of the Company to Merhav (m.n.f.) Ltd. (“Merhav”) in connection with the Company’s purchase from Merhav of a portion of its interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company

For	Against	Abstain

12,339,485	514,670	14,379

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPAL-AMERICAN ISRAEL CORPORATION By: /s/ Yosef A. Maiman —————————————— Yosef A. Maiman Chairman of the Board President & Chief Executive Officer (Principal Executive Officer)

By: /s/ Irit Eluz —————————————— Irit Eluz CFO and Senior Vice President, Finance and Treasurer (Principal Financial Officer)

By: /s/ Giora Bar-Nir —————————————— Giora Bar-Nir VP Accounting and Controller (Principal Accounting Officer)

Date: November 13, 2006

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.