Form 10-K
period 2006-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2007-04-02
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

111 Arlozorov Street, Tel Aviv, Israel	62098
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 447-8636
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Class A Stock, par value $1.00 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

          The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $41,854,745 based upon the closing market price of such stock on that date. As of March 28, 2007, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 49,355,791.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OF AMPAL-AMERICAN ISRAEL CORPORATION

PART I

ITEM 1.	BUSINESS

          As used in this report on Form 10-K (the “Report”), the term “Ampal” or “registrant” refers to Ampal-American Israel Corporation. The term “Company” refers to Ampal and its consolidated subsidiaries. Ampal is a New York corporation founded in 1942.

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

          The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis on the following sectors: Energy, Real Estate, Project Development and Leisure Time. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

          The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

          Listed below by industry segment are all of the substantial investee companies in which the Ampal had ownership interests as of December 31, 2006, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. Further information with respect to the more significant investee companies is provided after the following table. For additional information concerning the investee companies, previously provided annual reports on Forms 10-K of Ampal are incorporated by reference herein. For industry segment financial information and financial information about foreign and domestic operations, see “Note 14” to the Company’s consolidated financial statements included elsewhere in this Report.

Industry Segment	Principal Business	Percentage as of December 31, 2006(1)

Energy

East Mediterranean Gas Company	Natural Gas Provider & Pipeline Owner	12.5

Real Estate
Am-Hal Ltd.	Chain of Senior Citizen Facilities	100.0
Bay Heart Limited	Shopping Mall Owner/Lessor	37.0

Leisure-Time
Country Club Kfar Saba Limited	Country Club Facility	51.0
Hod Hasharon Sport Center (1992)
Limited Partnership	Country Club Facility	50.0

Finance
Ampal (Israel) Ltd.	Holding Company and Real Estate	100.0
Ampal Development (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0

Capital Markets and Other Holdings
Carmel Container Systems Limited	Packaging Materials and Carton Production
	Holding Company	21.8
Fimi Opportunity Fund, L.P	Investment Fund	2.1

(1)	Based upon current ownership percentage. Does not give effect to any potential dilution.

Significant Developments Since the Fiscal Year Ended December 31, 2006

          On February 18, 2007, Ampal reached a non binding letter of understanding with Merkaz Mishan Ltd. (“Mishan”) for a potential sale of all of its holdings in Am-Hal Ltd., a wholly owned subsidiary of Ampal (“Am-Hal”). The potential transaction is subject to the customary due diligence process, negotiation and signing of a definitive sale and purchase agreement, the approvals of the Board of Directors of Ampal (the “Board”) and “Mishan” and the receipt of all necessary regulatory and governmental approvals and other customary conditions. There can be no assurance that the parties will consummate a transaction regarding Am-Hal Ltd.

          On March 18, 2007, tenants of the retirements centers for senior citizens of Am-Hal filed a lawsuit in the Tel Aviv District Court against Ampal, Am-Hal and other subsidiaries of Ampal. The lawsuit was filed after Ampal announced the potential sale of its holdings in Am-Hal to Mishan. Among other things, the plaintiffs requested that the District Court (i) issue warrants that will oblige Am-Hal to keep the deposits received from the tenants in a designated account for each tenant controlled by an accountant agreed to by Am-Hal and the tenants, (ii) maintain the level of services provided by Am-Hal to the tenants and (iii) maintain the ratio of independent tenants and supportive tenants in the centers. The plaintiffs also asked the District Court to issue temporary ex parte injunctions to prohibit Ampal from signing an agreement for the sale of its holdings in Am-Hal and to nominate a receiver to locate and keep the tenants’ deposits. The District Court did not grant the temporary injunctions ex parte and requested that the defendants reply to the claim in accordance with normal procedures.

          On March 7, 2007, Ampal entered into an agreement to sell to Carmel Container Systems Ltd., a packaging manufacturer based in Israel (“Carmel”), all of the holdings of Carmel held by Ampal and its subsidiaries. Pursuant to this transaction, Ampal and its subsidiaries will sell to Carmel an aggregate of 522,350 ordinary shares of Carmel for an expected aggregate sales price of approximately $4.57 million. The Company expects to record a loss before tax of $0.4 million. The completion of the sale of shares to Carmel is subject to the satisfaction of certain closing conditions.

Energy

          EAST MEDITERRANEAN GAS COMPANY (“EMG”)

          EMG, an Egyptian joint stock company, organized in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG’s first project involves linking the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline. Fully financed and contracted, the pipeline and associated facilities are under construction with expected first gas delivery scheduled for the first quarter of 2008. EMG shall be the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. In the Israeli market, EMG’s first contract was signed in late 2005 with the Israel Electric Corporation for a quantity of 2.1 BCM annually over 15-20 years. EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the arrival of the gas to the Israeli market.

          As of December 31, 2006, the Company beneficially owns approximately 12.5% of EMG. For more information concerning our interest in EMG please see “Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations” below.

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

          In March 1992, the first center was opened in Rishon LeZion, a city located approximately 10 miles south of Tel-Aviv. This center, of about 120,000 square feet, includes 149 self-contained apartments, a 74-bed nursing care ward, a 21-bed assisted-living ward, a swimming pool, a health care center and other recreational facilities. The nursing care ward is leased to a non-affiliated health care provider.

          In June 2000, the second center was opened in Hod Hasharon, a city located approximately 7 miles north of Tel Aviv. This center, which is approximately 250,000 square feet, includes 235 self-contained apartments, a 33-bed nursing care ward and a 22-bed assisted-living ward.

          On April 7, 2005 Am-Hal Ltd. entered into an agreement to build a new project in Tel-Aviv. Am-Hal Ltd. holds 75% of the new project through a limited partnership (Ad 120 Ramat-Hahayal), the project, which is in its early stages, is still subject to further regulatory and financing approvals.(See “Significant Developments Since the Fiscal Year Ended December 31, 2006”).

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

Leisure-Time

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

          The Club, which has a capacity of 2,000 member families, had approximately 1,722 member families for the 2006 season. The Company owns 51% of Kfar Saba.

          HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP (“HOD HASHARON”)

          Hod Hasharon operates a country club facility (the “H.H. Club”) in Hod Hasharon, a town north of Tel Aviv. The H.H. Club, which opened in July 1994, occupies a 7-1/4 acre lot which is leased for a 49 year period. The lease expires in 2043. The H.H. Club has a capacity of 1,600 member families and has operated at capacity for the past three years. In 2006, the H.H. Club contributed $0.2 million to each of its partners. As of December 31, 2006, the Company holds a 50% direct interest in Hod Hasharon.

Capital Markets and Other Holdings

          CARMEL CONTAINERS SYSTEMS LIMITED (“CARMEL”)

          Carmel is one of the leading Israeli companies in designing, manufacturing and marketing carton boards and packaging products. Carmel and its subsidiaries manufacture a varied line of products, including corrugated shipping containers, moisture-resistant packaging, consumer packaging, triple-wall packaging and wooden pallets and boxes. The Company’s equity interest in Carmel is 21.75%. As of December 31, 2006, the Company accounts for this investment pursuant to the equity method as $3.5 million (which includes impairment in an amount of $3.0 million). For information about our agreement to sell our holdings of Carmel, please see the section entitled “Significant Developments Since the Fiscal Year Ended December 31, 2006.”

EMPLOYEES

          The executives officers of Ampal are listed in “Item 11” below. As of December 31, 2006, Ampal (Israel) Ltd. had 13 employees, Am-Hal Ltd. (a wholly owned subsidiary of Ampal) had 180 employees and Country Club Kfar Saba Ltd., of which the Company owns 51% of the interest, had 100 employees.

          Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

          Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the “PA”). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. During the summer of 2006, Israel was engaged in a military conflict with the Hizballa movement in Lebanon. This conflict was the most violent outbreak of hostilities in which Israel has been involved during the past several years. This situation had an adverse effect on the economy, primarily in the relevant geographic areas, and increased the political and military uncertainty in Israel and the Middle East. See “Item 1A - Risk Factors” below for a further discussion of the possible impact of the political and military situation in Israel on the Company.

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

          Ampal generated income from interest and dividends resulting from its investments in Israel. Under Israeli law, Ampal has been required to file tax returns with the Israeli tax authorities with respect to such income. Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies (20% as of January 1, 2006, under certain circumstances). This rate may be reduced to either 15% or 12.5%, (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company from which the dividend is distributed (by contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are subject to tax at a rate of 25%; or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%).

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

          Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non residents are taxable only with respect to gains generated from sources in Israel. Gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, US tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies if they have held 10% or more of the voting rights in such company at any time during the 12 months immediately preceding the sale.

          Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli tax residents if they elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index. Beginning January 1, 2006, the section of the Israeli Tax Ordinance under which the regulations providing such tax exemption to non-Israeli residents were promulgated, was rescinded. It is therefore unclear whether this exemption shall continue to be applicable. The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the rate of 25%. However, Real Capital Gains arising from the sale of capital assets that had been acquired prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely - the portion of the gain attributed to the period before January 1, 2003 shall be subject to tax at a rate equal to the corporate tax rate in affect at the time of the sale (in 2006 – 31%), whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the preferential rate of 25%. This 25% preferential tax rate may also apply to a certain portion of the profit upon the sale of Israeli shares.

          Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies. Amendment No. 147 introduces a broader exemption under domestic law for non-residents regardless of their percentage holding in an Israeli company (not holding real estate rights) to include capital gains from the sale of securities (even where not traded in Israel), which are purchased between July 1, 2005 through December 31, 2008, provided certain conditions are met.

          The Income Tax Law (Adjustment for Inflation), 1985 (“Inflationary Adjustment Law”), which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. Under the Inflationary Adjustment Law, results for tax purposes are measured in real terms. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders’ equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. Conversely, if the depreciated cost of Fixed Assets exceeds shareholders’ equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

          Individuals and companies in Israel pay value added tax (“VAT”) at a rate of 15.5% (16.5% until June 30, 2006, 17.0% from March 1, 2004 to August 31, 2005) of the price of assets sold and services rendered. In computing its VAT liability, Ampal’s Israeli subsidiaries are entitled to claim as a deduction input VAT it has incurred with respect to goods and services acquired for the purpose of the business.

United States Federal Taxation of Ampal

          Ampal and its United States subsidiaries (in the following discussion, generally referred to collectively as “Ampal U.S.”) are subject to United States taxation on their taxable income, as computed on a consolidated basis, from domestic as well as foreign sources. The gross income of Ampal U.S. for United States tax purposes includes or may include (i) income earned directly by Ampal U.S., (ii) Ampal U.S.’s pro rata share of certain types of income, primarily “subpart F income” earned by certain Controlled Foreign Corporations in which Ampal U.S. owns or is considered as owning 10 percent or more of the voting power; and (iii) Ampal U.S.’s pro rata share of ordinary income and capital gains earned by certain Passive Foreign Investment Companies in which Ampal U.S. owns stock, and with respect to which Ampal has elected that such company be treated as a Qualified Electing Fund. Subpart F income includes, among other things, dividends, interest and certain rents and capital gains. Since 1993, the maximum federal rate applicable to domestic corporations is 35%.

          Certain of Ampal’s non-U.S. subsidiaries have elected to be treated as partnerships for U.S. tax purposes. As a result, Ampal is generally subject to U.S. tax on its distributive share of income earned by such subsidiaries (generally computed with reference to Ampal’s proportionate interest in such entity), as it is earned, i.e. – without regard to whether or not such income is distributed by the subsidiary. Certain of Ampal’s wholly-owned non-U.S. subsidiaries have elected to be treated as “disregarded entities” for U.S. federal tax consequences. As a result, Ampal is subject to US tax on all income earned by such subsidiaries, as it is earned.

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

          In general, the total foreign tax credit that Ampal U.S. may claim is limited to the same proportion of Ampal U.S.’s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, US and non-US. This limitation is applied separately with respect to passive and active items of income, which may further limit Ampal’s ability to claim foreign taxes as a credit against its U.S. tax liability. The use of foreign taxes as an offset against United States tax liability is further limited by certain rules pertaining to the sourcing of income and the allocation of deductions. As a result of the combined operation of these rules, it is possible that Ampal U.S. would exercise its right to elect to deduct the foreign taxes, in lieu of claiming such taxes as a foreign tax credit.

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

FORWARD-LOOKING STATEMENTS

          This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-K) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe”, “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A - Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

          SHOULD ANY OF THOSE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OR OUTCOME MAY VARY FROM THOSE DESCRIBED THEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED. SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QYALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH AND ELSEWHERE DESCRIBED IN THIS REPORT AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS.

ITEM 1A.	RISK FACTORS

          An investment in our securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report on Form 10-K or that we make in other filings with the SEC under the Securities and Exchange Act of 1934 or in other public statements. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. You should consider the following factors carefully, in addition to the other information contained in this Report, before deciding to purchase, sell or hold our securities:

Because the companies in which we invest conduct their principal operations in Israel and Israel-related, we may be adversely affected by the economic, political, social and military conditions in the Middle East.

          Most of the companies in which we directly or indirectly invest have principal operations that are Israel-related. We may, therefore, be directly affected by economic, political, social and military conditions in the Middle East, including Israel’s relationship with the Palestinian Authority and Arab countries. In addition, many of the companies in which we invest are dependent upon materials imported from outside of Israel. We also have interests in companies that export significant amounts of products from Israel. Our existing 12.5% stake in East Mediterranean Gas Company, an Egyptian joint stock company, represents a substantial portion of our investment portfolio and may be particularly sensitive to conditions in the Middle East. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities should continue or occur in the future in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States. Any such effects may impact our value and the value of our investee companies.

          During the summer of 2006, Israel was engaged in a military conflict with the Hizballa movement in Lebanon. This conflict was the most violent outbreak of hostilities in which Israel has been involved during the past several years. This situation had an adverse effect on the economy, primarily in the relevant geographic areas. Although we do not believe that this situation has had a material adverse effect on our business or financial condition, if such situation resumes and/or escalates, the adverse economic effect may deepen and spread to additional areas and may materially adversely affect the Company and its subsidiaries’ business and financial condition.

Because of our significant investment in EMG, we may be adversely affected by changes in the financial condition, business, or operations of EMG.

          As of December 31, 2006, the Company beneficially owns approximately 12.5% of EMG, a result of a transaction with our controlling shareholder, which was accounted as transaction between entities under common control. This investment constitutes our single largest holding. As a result, changes in the financial condition, business or operations of EMG, including, without limitation, unexpected delays in first gas delivery, the completion of the pipeline, and the ability of EMG to utilize the pipeline, whether as a result of environmental, regulatory or political issues or otherwise, may impact our ability to received dividends from EMG which could adversely affect our operations and financial condition. Additionally, we have a minority interest in EMG, and therefore, do not have the ability to direct the affairs of EMG.

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

          We are subject to the risks of doing business outside the U.S., including, among other risks, foreign currency exchange rate risks, changes in interest rates, equity price changes of our investee companies, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war. No assurances can be given that we will be protected from future changes in foreign currency exchange rates that may impact our financial condition or performance.

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

We have had a history of losses which may ultimately compromise our ability to implement our business plan.

          We have had losses in four of the past five fiscal years. The net loss for 2006 was approximately $7.1 million. We will continue to make investments opportunistically and to divest ourselves from certain assets which we believe lack growth potential. However, if we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan of investing in, and growing, companies with strong long-term growth prospectus and investors will suffer a loss in their investment. This may result in a change in our business strategies.

The loss of key executives could cause our business to suffer.

          Yosef A. Maiman, the Chairman of our board of directors, President & CEO, and other key executives have been key to the success of our business to date. The loss or retirement of such key executives and the concomitant loss of leadership and experience that would occur could adversely affect us.

We are controlled by a group of investors, which includes Yosef A. Maiman, our Chairman, and this control relationship could discourage attempts to acquire us.

          A group of shareholders consisting of Yosef A. Maiman, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav (M.N.F.) Limited, De Majorca Holdings Ltd. and Di-Rapallo Holdings Ltd. beneficially owns approximately 62.0% of the voting power of our Class A Stock. The group was formed in recognition of the Maiman family’s strong connection with the Company and in furtherance of the group’s common goals and objectives as shareholders, including the orderly management and operation of the Company. By virtue of its ownership of Ampal, this group is able to control our affairs and to influence the election of the members of our board of directors. This group also has the ability to prevent or cause a change in control of Ampal. Mr. Maiman owns 100% of the economic shares and one-quarter of the voting shares of De Majorca and Di-Rapallo. Merhav (M.N.F.) Limited is wholly owned by Mr. Maiman.

Because we are a “controlled company,” we are exempt from complying with certain listing standards of the NASDAQ Global Market (“NASDAQ”).

          Because a group of investors who are acting together pursuant to an agreement hold more than 50% of the voting power of our Class A Stock, we are deemed to be a “controlled company” under the rules of NASDAQ. As a result, we are exempt from the NASDAQ rules that require listed companies to have (i) a majority of independent directors on the board of directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the board of directors. Accordingly, our directors who hold management positions or who are otherwise not independent have greater influence over our business and affairs.

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

          We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem or repay our outstanding debt, including our $58,000,000 unsecured debentures on which principal payments commence in 2011. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on NASDAQ and TASE fluctuates and has traded in the past at less than our book value per share.

          Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with a company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of March 9, 2007 the market price on NASDAQ was $4.50 per share. However our shares have in the past traded below book value. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than you paid for them.

Our Class A Stock may not be liquid.

          Our Class A Stock is currently traded on NASDAQ and the TASE. The trading volume of our Class A Stock may be adversely affected due to the limited marketability of our Class A Stock as compared to other companies listed on NASDAQ and the TASE. Accordingly, any substantial sales of our Class A Stock may result in a material reduction in price of our Class A Stock because relatively few buyers may be available to purchase our Class A Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTY

          On September 12, 2006, we sold our building located at 111 Arlozorov Street, Tel-Aviv which contains our headquarters. The new owner has agreed to lease to us the office space that contains our headquarters for a period of up to 2 years commencing on November 28, 2006. The annual rent for this lease is $162,000.

          We also lease an office at 10 Abba Even St., Herzelia Pituach, which is currently under renovation. The lease is for a period of 10 years commencing on January 24, 2007. The annual rent for this lease is $130,000.

          We also lease an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease period is seven years commencing on October 15, 2002. The annual rent for this lease is $120,588. On March 31, 2004, the Company closed this office. The office space has been subleased.

          Country Club Kfar Saba Ltd. occupies a 7-1/4 acre lot in the town of Kfar Saba which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2006 totaled $185,020.

          Other properties of the Company are discussed elsewhere in this Report. See “Item 1 - Business.”

ITEM 3.	LEGAL PROCEEDINGS

          On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 10,927,100 ($2.6 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,059,000 ($961,000) if a final judgment against the Company will be given.

          On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. There have not been any significant developments in this matter as of the date of filing this report.

          Claims Against Subsidiaries and Affiliates:

          Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF CLASS A STOCK

          Ampal’s Class A Stock is listed on NASDAQ Global Market under the symbol “AMPL”. The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2006 and 2005, as reported by NASDAQ Global Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low

2006:
Fourth Quarter	5.15	4.25
Third Quarter	5.03	4.44
Second Quarter	5.22	4.13
First Quarter	4.75	3.60

2005:
Fourth Quarter	4.05	2.80
Third Quarter	4.09	3.21
Second Quarter	4.29	3.52
First Quarter	4.38	3.61

          As of March 20 2007, there were approximately 1,339 record holders of Class A Stock.

VOTING RIGHTS

          The holders of Class A Stock are entitled to one vote per share on all matters voted upon. The shares of Class A Stock do not have cumulative voting rights in relation to the election of the Company’s directors, which means that any holder of at least 50% of the Class A Stock can elect all of the members of Board of Directors of Ampal.

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

          For equity compensation plan information required Item 2.01(d) of Regulation S-K, please see “Item 12” below.

ITEM 6.	SELECTED FINANCIAL DATA

          The selected consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included in this Report. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements not included herein.

          This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal year ended December 31,

FISCAL YEAR ENDED DECEMBER 31,	2006(2)	2005	2004	2003	2002

	(U.S. Dollars in thousands, except per share data)

Revenues	$23,949	$30,530	$31,464	$51,814	$16,732

Net income (loss)	$(7,087)	$(5,958)	$(18,385)	$8,847	$(44,047)

Earnings (loss) per Class A Share(1):
Basic EPS	$(0.40)	$(0.31)	$(0.94)	$0.42	$(2.27)
Diluted EPS	$(0.40)	$(0.31)	$(0.94)	$0.40	$(2.27)

Total assets	$401,683	$211,485	$304,947	$354,367	$323,699

Notes and loans and debentures payable	$105,625	$50,366	$120,796	$138,334	$136,803

(1)

Computation is based on net income (loss) after deduction of preferred stock dividends (in thousands) of $2,438, $191, $200, $213 and $218 for the years ended 2006, 2005, 2004, 2003, and 2002, respectively.

(2)	In 2006, the Company changed the method by which it accounts for share-based compensation by adopting SFAS 123R, which resulted in expenses of $720 thousand and impacted the EPS by $(0.03).

See “Significant Developments Since the Fiscal Year Ended December 31, 2006.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on Israel-related companies engaged in various market segments including Energy, Real Estate, Project Development and Leisure Time.

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

          For those subsidiaries and affiliates whose functional currency is considered to be the New Israeli Shekel (“NIS”), assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the NIS be devalued against the U.S. dollar, cumulative translation adjustments are likely to result in a reduction in shareholders’ equity. As of December 31, 2006, the accumulated effect on shareholders’ equity was a decrease of approximately $16.6 million. Upon the disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

          The preparation of Ampal’s consolidated financial statements is in conformity with generally accepted accounting principles in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Annual Report for the fiscal year ended December 31, 2006 for a summary of all of Ampal’s significant accounting policies.

Investment in EMG and other cost basis investments

          The Company accounts for its 12.5% equity interest in EMG and a number of other investments on the basis of the cost method. EMG, which is the Company’s most significant holding as of December 31, 2006, was acquired from Merhav (M.N.F.) Ltd. (“Merhav”), which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 12.5% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

          Long- lived assets

          On January 1, 2002, Ampal adopted SFAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” SFAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

          Accounting for Income Taxes

          As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely outside the United States. In 2006, there were no undistributed earnings from foreign subsidiaries.

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

          Employee Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No“ - 25. Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we disclosed pro forma information assuming we had accounted for employees’ share-based payments using the fair value-based method defined in FAS 123.

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95”, Statement of Cash Flows” (“FAS 95”). FAS 123(R) requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

          In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. We have applied the provisions of SAB 107 in our implementation of FAS 123(R).

          We elected to adopt the modified prospective transition method, permitted by FAS 123(R). Under such transition method, FAS 123(R) was implemented as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of FAS 123(R) apply to new awards and to awards modified, repurchased, or cancelled after January 1. 2006, Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, is recognized over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under FAS123.

          The cumulative effect of our adoption of FAS 123(R), as of January 1, 2006, was not material.

NEWLY ISSUED AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). Management does not expect the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial condition or results of operations.

ASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Management does not expect the adoption of this interpretation to have a material impact on the Company’s financial statements.

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.

Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted SAB 108 and follows SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB 108 did not have any impact on the Company’s consolidated financial condition or results of operations.

FAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005:

The Company recorded a consolidated net loss of $7.1 million for the fiscal year ended December 31, 2006, as compared to $6.0 million loss for the same period in 2005. The increase in net loss is primarily attributable to a decrease in earnings of affiliates and a decrease in other income. The increase in net loss was partially offset by an increase in net realized and unrealized gains from marketable securities and investments, gain on sale of real estate, a decrease in loss from impairment of investments and a decrease in translation losses in 2006, as compared to 2005.

Income from equity of affiliates decreased to $1.6 million for the fiscal year ended December 31, 2006 as compared to $6.7 million for the fiscal year ended in 2005. The decrease is primarily attributable to a decrease in the earnings of Ophir Holdings Ltd., which was sold during the second quarter of 2006 and did not record any earnings in the fiscal year ended December 31, 2006, as compared to a gain of $6.1 million recorded by Ophir Holdings, Ltd. in the same period in 2005.

In the fiscal year ended December 31, 2006, Ampal recorded a gain of $2.2 million on the sale of its building in Tel-Aviv (proceeds of $4.6 million).

In the fiscal year ended December 31, 2006, the Company recorded $2.5 million in other income, as compared to $9.9 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of its investment in MIRS Communications Ltd. last year.

In the fiscal year ended December 31, 2006, the Company recorded $4.4 million of net realized gain on investments, as compared to $2.7 million of net realized loss in the same period in 2005. The gain recorded in 2006 was primarily attributable to the sale of Coral World International ($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) ($0.2 million gain). These gains were partially offset by a loss recorded in connection with the sale of Ophir Holding Ltd. ($1.0 million loss).

The Company recorded realized and unrealized gains from marketable securities in the amount of $1.1 million in fiscal year ended December 31, 2006, compared to $3.2 million in the same period in 2005.

In the fiscal year ended December 31, 2005, the Company recorded $14.0 million of losses from the impairment of its investment in MIRS ($13.3 million), Shiron Ltd. ($0.6 million) and other loans ($0.1 million). In the same period in 2006, the Company recorded no such impairments.

In the fiscal year ended December 31, 2006, the Company recorded a $0.3 million translation gain, as compared to a $2.2 million translation loss for the same period in 2005. The decrease in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar.

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

          During the fiscal year ended December 31, 2005, Ampal recorded $2.7 million of realized losses on investments, as compared to $6.0 million of realized gains in the same period in 2004. The loss recorded in 2005 was primarily attributable to the third-party investment in the high-tech portfolio (which is treated as a disposition for accounting purposes) which resulted in a $7.3 million loss ($4.6 net loss after tax). This loss was partially offset by the gain recorded from the sale of all of Ampal’s shares of Modem Art Ltd. ($3.3 million gain) and the sale of all of its shares in Epsilon investment ($1.4 million gain). The $6.0 million gain recorded in 2004 is mainly attributable to the sale of PowerDsine Ltd. and the sale of assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP.

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

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(U.S. Dollars in thousands, except per share data)

	Unaudited

Fiscal Year Ended December 31, 2006
Revenues	$5,548	$8,519	$6,424	$3,458
Net interest expense	(781)	(408)	(339)	(2,147)
Net (loss) income	(575)	1,381	(1,795)	(6,098)
Basic EPS:
Earnings (Loss) per Class A share(1)	(0.03)	0.06	(0.18)	(0.19)
Diluted EPS:
Earnings (Loss) per Class A share.	(0.03)	0.06	(0.18)	(0.19)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(U.S. Dollars in thousands, except per share data)

	Unaudited

Fiscal Year Ended December 31, 2005
Revenues	$15,634	$5,827	$7,907	$1,162
Net interest expense	(1,017)	(1,439)	(1,143)	(91)
Net (loss) income	6,728	(2,511)	(10,630)	455
Basic EPS:
Earnings (Loss) per Class A share(1)	0.33	(0.13)	(0.53)	0.02
Diluted EPS:
Earnings (Loss) per Class A share.	0.30	(0.13)	(0.53)	0.02

(1)	After deduction of dividends on the 4% and 6 1/2% Cumulative Convertible Preferred Stock in 2006 and 2005 (in thousands) of $2,438 and $191, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          Cash Flows

          On December 31, 2006, cash, cash equivalents and marketable securities were $37.1 million, as compared with $62.9 million at December 31, 2005. The decrease in cash, cash equivalents and marketable securities is primarily attributable to the sale of marketable securities, which were used to partially finance our acquisition of interests in EMG in August and November 2006 as described below.

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

          In addition, cash equal to $9 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

          Cash flows from operating activities

          Net cash provided by operating activities totaled approximately $29.8 million for the fiscal year ended December 31, 2006, as compared to approximately $43.2 million at the same period in 2005. The decrease is primarily attributable to (i) the receipt of a $21.3 million dividend from MIRS Communications Ltd. as part of the sale of MIRS to Motorola Communication Israel Ltd. in 2005 while there was none in 2006 and (ii) the $0.2 million in dividend payments received from affiliates as compared to $4.3 million in dividend payments received from affiliates in 2005. The decrease was primarily offset by $39.6 million of net proceeds from marketable securities ($89.6 million proceeds offset by $50.0 million invested) as compared to $19.7 million net proceeds in the same period of 2005.

          Cash flows from investing activities

          Net cash used in investing activities totaled approximately $107.3 million for the fiscal year ended December 31, 2006, as compared to approximately $36.7 million provided by investing activities for the same period in 2005. The change is primarily attributable to the Company’s investments in EMG ($120.9 million), Bay Heart ($1.7 million) and FIMI ($0.4 million) and $10.0 million deposit at Hermatic Trust (1975) Ltd. to secure the payment of interest on the debenture. This increase was partially offset by proceeds in the amount of $23.4 million from the sale of our interests in Coral World International, Ophir Holdings Ltd., Modem Art Ltd., certain dispositions by FIMI, certain dispositions by TP, other dispositions and $3.8 million from the sale of the building which contains our headquarters in Tel-Aviv.

          Cash flows from financing activities

          Net cash provided by financing activities was approximately $86.2 million for the fiscal year ended December 31, 2006, as compared to approximately $73.5 million of net cash used in financing activities for the same period in 2005. In November, 2006, the Company issued notes to institutional investors in Israel in the principal aggregate amount of approximately $58.0 million ($56.4 million after deducting related expense) in accordance with Regulation S under the Securities Act of 1933, as amended. In December 2006, the Company completed a private placement of the sale of 8,142,705 shares of its Class A Stock for aggregate proceeds of $37.8 million ($36.7 million after deducting related expenses) to certain non-U.S. institutional investors in accordance with Regulation S under the Securities Act of 1933, as amended. In 2006, the Company paid down its existing notes payable to banks in the amount of $11.2 million and paid a dividend to the holders of its preferred stock in the aggregate amount of $2.3 million while using its own cash and borrowed an additional $6.0 million. In 2005, the Company repaid in full the $73.1 million loan which was received from Bank Hapoalim Ltd. and Bank Leumi Le-Israel Ltd. relating to the investment in MIRS Communications Ltd., repaid $2.5 million of loans made to Am-Hal Ltd. and used its own cash to pay down Ampal’s existing notes payable and debentures in the amount of $5.3 million. Those effects were offset in 2005 by the borrowing of $8.8 million to finance a new project by Am-Hal Ltd. and its minority partner.

          Investments

          On December 31, 2006, the aggregate fair value of trading and available-for-sale securities were approximately $0.4 million, as compared to $38.6 million at December 31, 2005. The decrease in 2006 is mainly attributable to the sale of various marketable securities in order to finance the purchase of EMG.

a)	In 2006, the Company made the following investments:

	1.	During 2006, the Company made an additional investment of $229.9 million in EMG as follows:

The Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, entered into an agreement with Merhav (M.N.F.) Ltd. (“Merhav”) for the purchase from Merhav a portion of its interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”). The sole owner of Merhav is Yosef A. Maiman, who is also the Chairman, President and CEO of the Company and a member of the controlling shareholder group of Ampal.

On August 1, 2006 the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock from Merhav. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 4.6% investment in EMG was transferred to Ampal at carrying value, which also equals fair value. The purchase price for the shares was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company Class A Stock (based on a purchase price of $4.88 per share) that was accounted for at a fair value of $49.0 million (the fair value was determined based on the average price per share from 2 days before the agreement press release through 2 days after the agreement press release). The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Global Market. As a result of this transaction, the Company beneficially owned 6.6% of the total outstanding shares of EMG. Through August 2008, the purchase price may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a purchase price per share lower than the price per share paid by the Company pursuant to the agreement. Additionally, pursuant to the agreement, the Company was granted an option for a period of up to two years to have the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav. Because of the foregoing relationships, a special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which was retained as financial advisor to the special committee, delivered a fairness opinion to the special committee regarding the transaction.

On August 22, 2006, EMG called for additional capital from all of its shareholders. As a result, the Company paid an additional $2.7 million in order to maintain its pro rata beneficial interest in this investment.

On December 21, 2006, the Company acquired the beneficial ownership of an additional 5.9% of the outstanding shares of EMG’s capital stock pursuant to an option granted by Merhav in August 2006. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 5.9% investment in EMG was transferred to Ampal at carrying value, which also equals fair value.

The purchase price for the shares was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, will be paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on the earlier of September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that can be issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.” The investment in EMG is included in the energy segment.

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav. Because of the foregoing relationships, a special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which was retained as financial advisor to the special committee, advised the special committee on these transactions.

For more information regarding our interest in EMG, see “Item 13.”

	2.	Additional investment of $0.4 million in FIMI Opportunity Fund, L.P.

	3.	A loan to Bay Heart of $1.7 million, for a shopping mall in Haifa, Israel.

b)	In 2006, Ampal made the following dispositions:

	1.	In June and December 2006, the Company received proceeds in the total amount of $0.6 million from the sales of certain investments by FIMI.

	2.	On June 13, 2006, the Company sold its holdings in Coral World International for $21.0 million and recorded a gain of $4.2 million.

	3.	In March 2006, the Company received additional proceeds from the sale of Modem Art Ltd. in the amount of $ 0.6 million.

	4.	In April 2006, the Company received additional proceeds in the amount of $0.4 million from the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP.

	5.	On May 8, 2006, the Company sold its holdings in Ophir Holdings Ltd. for $1.1 million and recorded a loss of $1.0 million.

6.

On September 12, 2006, the Company sold the building in Tel-Aviv containing its headquarters for proceeds of $4.6 million and recorded a gain of $2.2 million. The new owner has agreed to lease to us the office space that contains our headquarters for a period of up to 2 years commencing on November 28, 2006. The annual rent for this lease is $162,000.

          Debt

          Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2007-2015.

          The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim. These loans in the amount of $26.3 million mature through 2007-2010. (As of December 31, 2005 the amount was $31.3 million).

          On November 20, 2006, the Company entered into a trust agreement with Hermatic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250,000,000 (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. The Company received the funds from the private placement on November 20, 2006. Midroog Ltd., an affiliate of Moody’s Investors Service rated the Company as A3.

          The Company intends to register the notes for trading on the TASE subject to publishing a final prospectus approved by the Israeli Securities Authority as well as the approval of the TASE for the listing of the notes. Until the listing is approved, Ampal will pay an additional annual interest rate of 0.5% on the notes.

          The following additional terms apply to the notes:

—

Until the listing of the notes is approved, if the rating of the notes from Midroog is reduced below A3, the interest rate per annum of the notes will increase by 0.2% increments subject to the terms and conditions set forth in the notes;

—

Ampal may issue additional notes without limitation, but until the listing is approved by the TASE, Ampal cannot issue additional notes if such issuance would adversely affect the Midroog rating of our existing series of notes, which are the subject of this prospectus;

—

The notes will be listed for trade on the TASE no sooner than 47 days after the final prospectus is approved by the Israeli Securities Authority and the TASE, and during such 47 day period, the notes will not be tradable;

—

If Yosef A. Maiman ceases to directly or indirectly own the largest amount of shares of Ampal (relative to the rest of the shareholders of Ampal) before the notes are listed on the TASE, a meeting of the noteholders will be convened to discuss whether the notes will be redeemed.

          In addition, as part of the EMG transaction in December 2006, the Company issued to Merhav a promissory note in the principal amount of $20 million, which at the option of Merhav, will be paid in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on the earlier of September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part.

          The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim Ltd., Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of December 31, 2006 the Company had drawn $2.5 million from the facility. As of December 31, 2006 and December 31, 2005 the amount of Am-Hal’s outstanding debt under the loans from Bank Hapoalim Ltd., Phoenix Insurance Company and others, were $15.0 million and $13.5 million, respectively. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates ranging between 6.5% and 7.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $2.9 million in favor of tenants of Am-Hal in order to secure their deposits.

          Other long term borrowings in the amount of $1.7 million are linked to the Israeli C.P.I and mature between 2007 and 2010, of which an amount of $1.5 million bears no interest. The remaining $0.2 million bears an annual interest of 5.7%.

          The weighted average interest rates and the balances of these short-term borrowings at December 31, 2006 and December 31, 2005 were 6.4% on $21.2 million and 6.0% on $15.0 million, respectively.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years

Long-Term Debt	$25,260	$6,212	$10,672	$5,139	$3,237
Debentures	$59,172	-	-	$11,834	$47,338
Convertible Promissory Note	$20,000	$20,000
Short-Term Debt	$21,193	$21,193
Capital Call Obligation(1)	$2,800	$2,800
Operating Lease (2) Obligation	$7,827	$591	$887	$647	$5,702
Capital Lease Obligation	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP	--	--	--	--	--
Total	$136,252	$50,796	$11,559	$17,620	$56,277

(1)	See note 16(d)

(2)	See note 16(a)

          As of December 31, 2006, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.5 million. This includes:

1.

$5.6 million guarantee on indebtedness incurred by Bay Heart ($2.6 million of which is recorded as a liability in the Company’s financial statements at December 31, 2006) in connection with the development of its property. Bay Heart recorded losses in 2006 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$2.9 million guarantee to Am- Hal tenants as described above.

3.	$1.0 million guarantee to Galha 1960 Ltd. as described in Item 3 of this Report.

          In each of 2005 and 2004, Ampal paid dividends in the amount of $0.20 and $0.325 per share on its 4% and 6 ½% Cumulative Convertible Preferred Stocks, respectively. Total dividends paid in each year amounted to approximately $0.2 million. In 2006, the preferred shares were converted to Class A Shares and the dividend paid was approximately $2.3 million (see “Change in Shareholders Equity”- below).

          Off-Balance Sheet Arrangements

          Other than the foreign currency contracts specified below, the Company has no off-balance sheet arrangements.

          Foreign Currency Contracts

          The Company’s derivative financial instruments consist of foreign currency forward exchange contracts to purchase or sell US Dollars. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled, based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

          As of December 31, 2006, the Company did not have any open foreign currency forward exchange contracts to purchase or sell U.S. Dollars.

          CHANGES IN SHAREHOLDERS EQUITY

          During the third and fourth quarter of 2006, the shareholders’ equity changed as follows:

          On July 31, 2006, all outstanding shares of our 4% Cumulative Convertible Preferred Stock and our 6-1/2% Cumulative Convertible Preferred Stock were converted as follows:

          Each share of our 4% Cumulative Convertible Preferred Stock was converted to five shares of Ampal’s Class A Stock plus an additional $2.58 per share paid in cash and each share of Ampal’s 6-1/2% Cumulative Convertible Preferred Stock was converted to three shares of Ampal’s Class A Stock plus an additional $4.09 per share paid in cash.

          Holders of our 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock who voted in favor of the amendments to Ampal’s Restated Certificate of Incorporation received an additional $0.15 per share.

          As of July 31, 2006, the only class of outstanding shares of our capital stock is our Class A Stock.

          On October 9, 2006, as part of our additional investment in EMG, the Company sold to Merhav (M.N.F.) Ltd. 10,248,002 shares of the Company’s Class A Stock that was accounted for at a fair market value of $49.0 million. The issuance of these shares received the approval of the shareholders of the Company on September 19, 2006, as required by the marketplace rules of the NASDAQ Global Market.

          On December 21, 2006, as part of the closing of the Company’s additional investment in EMG, the Company sold to Merhav (M.N.F.) Ltd. 8,602,151 shares of the Company’s Class A Stock that was accounted for at a fair market value of $40.0 million. The sale of these shares received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.”

          On December 28, 2006, the Company completed the sale of 8,142,705 shares of our Class A Stock (based on a price per share of $4.65) for an aggregate price of approximately $37.9 million (recorded at $36.7 million after deducting related expenses) and warrants to purchase 4,071,352 shares of the Class A Stock of the Company for an exercise price of $4.65 per share. The warrants will expire on August 27, 2007. The shareholders of the Company approved the issuance of the shares underlying the warrants on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. The fair value market, from an accounting stand point, of the warrants is $308,000, and it was estimated using the following weighted average assumption: 1) expected life of warrants of 8 months, 2) dividend yield of 0%, 3) volatility of 13.76% and 4) risk free interest of 4.97%. The offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

          The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2006, and are sensitive to the above market risks.

          During the fiscal year ended December 31, 2006, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2005.

Interest Rate Risks

          At December 31, 2006, the Company had financial assets totaling $27.7 million and financial liabilities totaling $105.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

          At December 31, 2006, the Company did not have fixed rate financial assets and had variable rate financial assets of $27.7 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

          At December 31, 2006, the Company had fixed rate debt of $66.3 million and variable rate debt of $39.3 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

          The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

          The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2006, the Company entered into various foreign exchange forward purchase contracts to partially hedge this exposure. At December 31, 2006, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.3 million, and regarding the statements of operations a ten percent devaluation of the foreign currency would be reflected in a net increase in earnings and cash flow would be $7.3 million.

Equity Price Risk

          The Company’s investments at December 31, 2006, included marketable securities which are recorded at a fair value of $0.4 million, including a net unrealized gain of $0.1 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $0.1 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation:

We have audited the accompanying consolidated balance sheets of Ampal-American Israel Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, changes in shareholders’ equity, for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of certain affiliated companies, the company’s interest in which as reflected in the balance sheets as of December 31, 2006 and 2005 is $1,262 thousands and $14,001 thousands, respectively, and the Company’s share in excess of profits over losses in a net amount of $1,620 thousands, $88 thousands and $1,931 thousands for the years ended December 31, 2006, 2005 and 2004, respectively. The financial statements of those affiliated companies were audited by other independent registered public accounting firms whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other independent registered public accounting firms. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other independent registered public accounting firms, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(n) to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share based payment, to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

Tel Aviv, Israel March 30, 2007

/s/ KESSELMAN & KESSELMAN CPAs (ISR) A member of PricewaterhouseCoopers International Limited

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At

	December 31, 2006	December 31, 2005

	(U.S. Dollars in thousands)

Cash and cash equivalents	$36,733	$24,314

Deposits, notes and loans receivable (Note 6)	10,207	343
Investments (Notes 2, 3 and 13):
Non marketable securities	265,236	54,903
Marketable securities	380	38,575

Total investments	265,616	93,478

Real estate property, less accumulated depreciation of $14,003 and $13,907	69,319	70,989

Other assets (Note 4)	19,808	22,361

TOTAL ASSETS	$401,683	$211,485

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders’ Equity As At

	December 31, 2006	December 31, 2005

	(U.S. Dollars in thousands except share amounts per share data)

LIABILITIES

Notes and loans payable (Note 5)	$46,453	$50,366
Debentures (Note 6)	59,172	--
Deposits from tenants	54,979	53,461
Accounts payable, accrued expenses and others (Note 7)	30,964	17,369

Commitments and Contingencies (note 16)
Total liabilities	191,568	121,196

Minority interests, net (Note 8)	1,302	1,420

SHAREHOLDERS’ EQUITY (Note 9)

Class A Stock $1 par value; authorized 60,000,000 shares; issued 46,328,429 and 25,826,821 shares; outstanding 40,753,640 and 20,075,782 shares	46,328	25,827

4% Cumulative Convertible Preferred Stock, $5 par value as of December 31, 2005; authorized 189,287 shares; issued 114,198 shares; outstanding 110,848 shares	-	571

6-1/2% Cumulative Convertible Preferred Stock, $5 par value as of December 31, 2005; authorized 988,055 shares; issued 641,423 shares; outstanding 518,887 shares	-	3,207

Receipt on account of unallocated shares	40,000	-

Additional paid-in capital	126,945	58,252

Warrants	308	-

Retained earnings	40,165	51,223

Accumulated other comprehensive loss	(17,059)	(19,518)

Treasury stock, at cost	(27,874)	(30,693)

Total shareholders’ equity	208,813	88,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,683	$211,485

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands, except per share data)

REVENUES:
Real estate income	$9,642	$9,244	$9,020
Equity in earnings of affiliates (Note 13)	1,610	6,666	4,031
Realized gains on investments (Note 3)	5,386	--	5,964
Realized and unrealized gains on marketable securities	1,126	3,203	1,929
Gain (loss) on sale of real estate rental property (Note 3)	2,186	--	(123)
Interest income	1,479	1,567	590
Other income	2,520	9,850	10,053

Total revenues	23,949	30,530	31,464

EXPENSES:
Real estate expenses	9,229	8,651	8,874
Realized losses on investments (Note 3)	1,016	2,735	--
Loss from impairment of investments & real estate (Note 3)	--	13,984	38,811
Interest expense	5,154	5,257	4,880
Translation (gain) loss	(303)	2,220	(194)
Other (mainly general and administrative)	13,548	10,957	11,806

Total expenses	28,644	43,804	64,177

Loss before income taxes	(4,695)	(13,274)	(32,713)
Provision for income taxes (tax benefits) (Note 12)	2,731	(2,849)	(10,198)

Loss after income taxes (tax benefits)	(7,426)	(10,425)	(22,515)
Minority interests, net	(339)	(4,467)	(4,130)

NET LOSS	$(7,087)	$(5,958)	$(18,385)

Basic and diluted EPS (Note 11):
Loss per Class A share	$(0.40)	$(0.31)	$(0.94)

Shares used in calculation (in thousands)	24,109	19,967	19,841

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands)

Cash flows from operating activities:
Net loss	$(7,087)	$(5,958)	$(18,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	(1,610)	(6,666)	(4,031)
Realized and unrealized gains on investments, net	(5,496)	(468)	(7,893)
Loss (gain) on sale of real estate rental property	(2,186)	--	123
Depreciation expense	1,967	1,978	2,168
Amortization income from tenants deposits	(1,747)	(1,876)	(1,944)
Impairment of investments	--	13,984	38,811
Non cash stock based compensation	720	--	--
Minority interests	(339)	(4,467)	(4,130)
Translation (gain) loss	(303)	2,220	(194)
Decrease in other assets	4,196	13,425	537
Increase (decrease) in accounts payable, accrued expenses and other	1,817	6,968	(18,273)
Investments made in trading securities	(49,994)	(12,868)	(36,811)
Proceeds from sale of trading securities	89,622	32,595	59,834
Dividends received from affiliates	217	4,335	3,277

Net cash provided by operating activities	29,777	43,202	13,089

Cash flows from investing activities:
Deposits, notes and loans receivable collected	--	2,872	14,935
Deposits, notes and loans receivable granted	(10,001)	(1,024)	(6,696)
Investments made	(123,031)	(30,621)	(6,295)
Proceeds from sale of investments:
Affiliate companies	21,714	3,041	--
Others	1,663	72,315	16,556
Capital improvements	(1,430)	(9,884)	(1,075)
Proceeds from sale of real estate property	3,800	--	236

Net cash provided by (used in) investing activities	(107,285)	36,699	17,661

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands)

Cash flows from financing activities:
Notes and loans payable received	$6,015	$8,869	$6,463
Long term loan received by partnership minority	166	2,050	--
Notes and loans payable repaid	(11,210)	(78,875)	(23,655)
Proceeds from exercise of stock options	550	251	--
Debentures repaid	--	(2,023)	(1,753)
Proceeds from issuance of shares, net	36,668	--	--
Proceeds from issuance of debentures	57,978	--	--
Deferred expense relating to issuance of debentures	(1,607)	--	--
Contribution (distribution) to partnership by minority interests	--	(3,567)	40
Dividends paid on preferred stock	(2,332)	(191)	(200)

Net cash provided by (used) in financing activities	86,228	(73,486)	(19,105)

Effect of exchange rate changes on cash and cash equivalents	3,699	281	1,401

Net increase in cash and cash equivalents	12,419	6,696	13,046
Cash and cash equivalents at beginning of year	24,314	17,618	4,572

Cash and cash equivalents at end of year	$36,733	$24,314	$17,618

Supplemental Disclosure of Cash Flow Information Cash paid during the year:
Interest	2,969	2,535	5,170

Income taxes paid	$66	$68	$3,763

Supplemental Disclosure of Non-Cash investing and financing activity:

Consideration for sale of an investment recorded as other assets	418	--	--

Consideration for sale of fixed assets recorded as other assets	800	--	--

Capital improvement recorded as account payable	868	--	--

Investment made in consideration for sale of shares capital	88,965	--	--

Investment made in investee by issuance of promissory note payable	20,000	--	--

Marketable securities received as consideration for sale of an investment	--	3,316	2,267

Dividend in kind from an affiliate	--	7,088	--

Dividend from an equity investment recorded as payable accounts in previous period	5,060	--	--

Conversion of preferred stock to class A stock	2,111	--	--

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4% Preferred stock		6.5% Preferred stock

	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	--	58,252	--	51,223	(19,518)	(30,693)	88,869
CHANGES DURING 2006:
Net loss										(7,087)			(7,087)
Other comprehensive income (loss):
Foreign currency translation adjustments											2,676		2,676
Unrealized gain on marketable securities											109		109
Sale of available for sale securities											(326)		(326)

Total comprehensive loss													(4,628)
Conversion of 110,848 4% preferred stock and 518,887 6.5% preferred stock into Class A stock	2,111	2,111	(111)	(554)	(519)	(2,594)		1,037					--
Elimination of treasury stock			(3)	(17)	(122)	(613)				(1,307)		1,937	--
Shares issued for investment made	10,248	10,248					40,000	38,717					88,965
Shares issued and warrants in a private placement	8,142	8,142						28,219	308				36,669
Compensation expense recognized under SFAS 123R								720					720
Reissuance of 176,250 treasury stock for exercise of stock options										(332)		882	550
Dividend – 4% Preferred stock										(285)			(285)
– 6.5% Preferred stock										(2,047)			(2,047)

BALANCE AT DECEMBER 31, 2006	46,328	46,328	-	-	-	-	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock

	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders equity

BALANCE AT JANUARY 1, 2005	25,715	25,715	124	620	662	3,311	58,211	57,524	(14,272)	(31,096)	100,013
CHANGES DURING 2005:
Net loss								(5,958)			(5,958)
Other comprehensive income (loss):
Foreign currency translation adjustments									348		348
Unrealized loss on marketable securities									(1,472)		(1,472)
Sale of available for sale securities									(4,122)		(4,122)

Total comprehensive loss											(11,204)
Conversion of 9,826 4% preferred stock and 20,796 6.5% preferred stock into Class A stock	112	112	(10)	(49)	(21)	(104)	41				-
Reissuance of 80,625 treasury stock for exercise of stock options								(152)		403	251
Dividends :
4% preferred stock, $0.2 per share								(22)			(22)
6.5% preferred stock, $0.325 per share								(169)			(169)

BALANCE AT DECEMBER 31, 2005	25,827	25,827	114	571	641	3,207	58,252	51,223	(19,518)	(30,693)	88,869

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % preferred stock		6.5 % preferred stock

	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders equity

BALANCE AT JANUARY 1, 2004	25,567	25,567	132	660	697	3,487	58,143	76,109	(17,847)	(31,096)	115,023
CHANGES DURING 2004:
Net loss								(18,385)			(18,385)
Other comprehensive income (loss):
Foreign currency translation adjustments									513		513
Unrealized loss on marketable securities									3,396		3,396
Sale of available for sale securities									(334)		(334)

Total comprehensive loss											(14,810)
Conversion of 7,928 4% preferred stock and 35,161
6.5% preferred stock into Class A stock	148	148	(8)	(40)	(35)	(176)	68
4% preferred stock, $0.2 per share								(24)			(24)
6.5% preferred stock, $0.325 per share								(176)			(176)

BALANCE AT DECEMBER 31, 2004	25,715	25,715	124	620	662	3,311	58,211	57,524	(14,272)	(31,096)	100,013

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a)	General

	(1)	Ampal-American Israel Corporation is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

	(2)	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see “Note 14”.

	(3)	The consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America.

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

          In subsidiaries where the primary currency is the U.S. Dollar, accounts maintained in currencies other than the U.S. Dollar are remeasured into U.S. Dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations.

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

          At December 31, 2006, the Company did not have any open foreign currency forward exchange contracts to purchase or sell US Dollars.

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

          Marketable equity securities, other than equity securities accounted for by the equity method, are reported based upon quoted market prices of the securities. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of income (loss). Unrealized gains and losses net of taxes from those securities that are classified as available-for-sale, are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive income (loss) until realized. Decreases in value determined to be other than temporary on available-for-sale securities are included in the statements of income (loss).

(iii)	Cost Basis Investments

          Equity investments of less than 20% in non-publicly traded companies are carried at cost subject to impairment.

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

          The company performs ongoing credit evaluations of its receivables allowance for doubtful accounts.

(g)	Long - Lived Assets

          The assets are recorded at cost, depreciating these costs over the expected useful life of the related assets.

          Real-estate property of a subsidiary, which existed at the time of the subsidiary’s acquisition by the company, are included at their fair value as that date.

          Financial expenses incurred during the construction period have been capitalized to the cost of the land and building.

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

          Fixed assets leased by the companies under capital leases are classified as the companies’ assets and are recorded, at the inception of the lease, at the lower of the asset’s fair value or the present value of the minimum lease payments (not including the financial component). Leasehold improvements are amortized by the straight-line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

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

          The Company does not record deferred income taxes on undistributed earnings of foreign subsidiaries adjusted for translation effect since such earnings are currently expected to be permanently reinvested outside the United States. As of December 31, 2006 and 2005 there were no undistributed earnings of foreign subsidiaries.

          Income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal’s foreign subsidiaries file separate tax returns and provide for taxes accordingly.

(j)	Revenue Recognition

          The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 – “Revenue Recognition”. Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and the Company has determined that collection of the fee is probable.

          Rental income is recorded over the rental period. Revenues from services provided to tenants and country-club subscribers are recognized ratably over the contractual period or as services are performed. Revenue from amortization of tenant deposits is calculated at a fixed periodic rate based on the specific terms in the occupancy agreement signed with the tenants.

(k)	Cash and Cash Equivalents

          Cash equivalents are short-term, highly liquid investments that have original maturity dates of three months or less and that are readily convertible into cash.

          Cash equal to $9.0 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

(l)	Earning (loss) per share (EPS)

          Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”) and with EITF 03-06 “participating securities and the two-class method under FAS 128”. In 2006, 2005 and 2004, all outstanding stock options and preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock was not taken into account in the computation of the basic EPS for those years (in the period in which it was outstanding) since its shareholders do not have contractual obligation to share in the losses of the Company.

(m)	Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income (loss) are net income (losses), net unrealized gains or losses on available for sale investments and foreign currency translation adjustments, which are presented net of income taxes.

(n)	Employee Stock Based Compensation

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

          The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company recognizes no income tax benefit on its stock compensation expense as it is not “more likely than not” that it will be able to utilize them to offset future income taxes.

          Prior to January 1, 2006, the Company accounted for the stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options since the exercise price was equal to the market price of the underlying stock at the date of grant. If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS for the years 2005 and 2004 would have been reduced as follows:

	Year ended December 31,
	2005	2004
	(In thousands, except per share data)	(In thousands, except per share data)

Net loss, as reported	$(5,958)	$(18,385)

Less – stock based compensation expense determined under fair value method	(874)	(569)

Pro forma, net loss	(6,832)	(18,954)

Basic and diluted EPS:
As reported (1)(2)	$(0.31)	$(0.94)
Pro forma (1)(2)	$(0.35)	$(0.97)

(1) After deduction of accrued Preferred Stock Dividend of $191 thousands and $200 thousands for the years 2005 and 2004, respectively.

(2) The effect of the conversion of the 4% and 6.5% Preferred Stock was excluded from the basic and diluted EPS calculation due to its antidilutive effect.

(o)	Treasury stock

          These shares are presented as a reduction of shareholders’ equity at their cost to the Company. The Company does not have a policy to repurchase it’s shares.

(p)	Newly Issued and Recently Adopted Accounting Pronouncements

          SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). Management does not expect the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Management does not expect the adoption of this interpretation to have a material impact on the Company’s financial statements.

SFAS No. 157 - Fair Value Measurements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.

Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

          In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted SAB 108 and follows SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB No.108 did not have any impact on the Company’s financial statements.

FAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to Ampal, this statement will be effective as of the year beginning January 1, 2008. Ampal is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

(q)	Reclassifications

          Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 – Investments

          The balance of investments as of December 31, 2006 and 2005, are composed of the following items:

	As of December 31,

	2006	2005

	(U.S. Dollars in thousands)

EMG	$259,860	$29,960

Investment in Affiliates	3,855	23,427

Other Investments	1,521	1,516

Marketable Securities(1)	380	38,575

	$265,616	$93,478

(1) The Company classifies investments in marketable securities as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of Trading securities at December 31, 2006 and 2005 are as follows:

	Cost	Unrealized Gains	Market Value

	(U.S. Dollars in thousands)

2006	$245	$135	$380

2005	$36,316	$71	$36,387

(b)	Available-For-Sale Securities

The cost and market values of available-for-sale securities consisting of marketable securities only at December 31, 2006 and 2005 are as follows:

	Cost	Unrealized Gains	Market Value

	(U.S. Dollars in thousands)

2006	$-	$-	$-

2005	$1,855	$333	$2,188

Note 3 – Acquisitions, Dispositions and Impairments

a)	In 2006, the Company made the following investments:

	1.	During 2006, the Company made an additional investments of $229.9 million in EMG as follows:

The Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, entered into an agreement with Merhav (M.N.F.) Ltd. (“Merhav”) for the purchase from Merhav a portion of its interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”). The sole owner of Merhav is Yosef A. Maiman, who is also the Chairman, President and CEO of the Company and a member of the controlling shareholder group of Ampal.

On August 1, 2006 the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock from Merhav. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 4.6% investment in EMG was transferred to Ampal at carrying value, which also equals fair value. The purchase price for the shares was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company Class A Stock (based on a purchase price of $4.88 per share) that was accounted for at a fair value of $49.0 million (the fair value was determined based on the average price per share from 2 days before the agreement press release through 2 days after the agreement press release). The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Global Market. As a result of this transaction, the Company beneficially owned 6.6% of the total outstanding shares of EMG. Through August 2008, the purchase price may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a purchase price per share lower than the price per share paid by the Company pursuant to the agreement. Additionally, pursuant to the agreement, the Company was granted an option for a period of up to two years to have the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav. Because of the foregoing relationships, a special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which was retained as financial advisor to the special committee, delivered a fairness opinion to the special committee regarding the transaction.

On August 22, 2006, EMG called for additional capital from all of its shareholders. As a result, the Company paid an additional $2.7 million in order to maintain its pro rata beneficial interest in this investment.

On December 21, 2006, the Company acquired the beneficial ownership of an additional 5.9% of the outstanding shares of EMG’s capital stock pursuant to an option granted by Merhav in August 2006. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 5.9% investment in EMG was transferred to Ampal at carrying value, which also equals fair value.

The purchase price for the shares was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, will be paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on the earlier of September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that can be issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.” The investment in EMG is included in the energy segment.

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav. Because of the foregoing relationships, a special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which was retained as financial advisor to the special committee, advised the special committee on these transactions.

	2.	Additional investment of $0.4 million in FIMI Opportunity Fund, L.P. (“FIMI”).

	3.	A loan to Bay Heart of $1.7 million, for a shopping mall in Haifa, Israel

b)	In 2006, Ampal made the following dispositions:

	1.	In June and December 2006, the Company received proceeds in the total amount of $0.6 million from the sales of certain investments by FIMI.

	2.	On June 13, 2006, the Company sold its holdings in Coral World Iinternational for $21.0 million and recorded a gain of $4.2 million. The gain is included in the leisure-time segment.

	3.	In March 2006, the Company received an additional proceeds from the sale of Modem Art Ltd. in the amount of $0.6 million.

	4.	In April 2006, the Company received additional proceeds in the amount of $0.4 million from the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP.

	5.	On May 8, 2006, the Company sold its holdings in Ophir Holdings Ltd. for $1.1 million and recorded a loss of $1.0 million.

6.

In September 2006, the Company sold the building in Tel-Aviv containing its headquarters for a proceeds of $4.6 million and recorded a gain of $2.2 million. The new owner has agreed to lease to the Company the office space containing the Company’s headquarters for a period of up to 2 years commencing on November 28, 2006. The annual rent for this lease is $162,000. The gain from the sale is included in the real-estate segment.

(c)	In 2005, the Company made the following investments:

1.

On December 1, 2005, the Company acquired a 2% interest in EMG from Merhav. EMG is an Egyptian joint stock company organized in accordance with the Egyptian Special Free Zones system which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin and other countries. Egyptian natural gas shall reach the Israeli market via an underwater pipeline owned by EMG. Under the terms of the transaction, the Company acquired a 2% beneficial ownership in EMG for a purchase price of $29,960,000. Additionally, the Company was granted the exclusive right to negotiate to acquire a substantial portion of Merhav’s remaining shares of EMG. The Company also has the right for a period of time to require Merhav to repurchase the EMG interest.

Yosef A. Maiman, the chairman of the Company’s Board of Directors, is the sole owner of Merhav. The transaction was approved by a special committee of the Board of Directors composed of the Company’s independent directors. Houlihan Lokey Howard & Zukin Financial Advisors, Inc. acted as financial advisors to the special committee.

	2.	Additional investment of $0.7 million in FIMI Opportunity Fund, L.P.

	3.	A loan to Bay Heart Ltd. of $0.9 million.

(d)	In 2005, the Company made the following dispositions:

1.

During the third and fourth quarter of 2005, one of the holdings of Ampal’s investee companies, TP, received proceeds at the amount of $1.1 million from selling all its assets in Grapes Communications N.V./S.A. and its holdings in PSINet Europe B.V.

2.

On October 3, 2005, the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its 25% holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of US $67.7 million for the purchase price and an additional US $21.3 million related to guaranteed dividend payments. During the third quarter of 2005, the Company recorded a $13.3 million loss from impairment relating to this investment.

3.

On September 7, 2005, a third-party Israeli based venture fund and certain of its affiliated companies invested $2.65 million in the Company’s high-tech and communications portfolio. Ampal received $2.5 million in connection with this transaction. The Company treated this investment as a disposition for accounting purposes and recorded a loss of $7.3 million ($4.6 million after taxes).

	4.	On August 15, 2005, the Company sold its holdings in Epsilon Investment House Ltd. and Renaissance Investment Company Ltd. for $2.0 million and recorded a $1.4 million gain.

	5.	On July 11, 2005, the Company sold its holdings in Xpert Ltd. for $0.8 million and recorded a loss of $0.2 million.

	6.	On March 8, 2005, the Company sold its holdings in Modem Art Ltd. for $4.4 million and recorded a gain of $3.3 million.

(e)	In 2005, the Company recorded loss from impairment of investments and loans of $14.0 million as follows:

1. MIRS Communications Ltd. ($13.3 million) 2. Shiron Ltd. ($0.6 million) 3. Other loans ($0.1 million)

(f)	In 2004, the Company made investments aggregating $6.3 million, as follows:

1.

The Company invested EUR 4.9 million (approximately US$5.8 million) in Telecom Partners Limited Partnership (“TP”), a newly formed entity that will serve as a platform for investments in the telecommunication industry predominantly outside of Israel. Ampal holds 33.3% of TP which currently holds investments in two European telecom service providers: PSINet Europe B.V. (“PSInet”) and Grapes Communications N.V./S.A.

	2.	A loan of $0.2 million to ShellCase, the principal business of which is the packaging process of semiconductor chips.

	3.	An investment of $0.3 million in FIMI Opportunity Fund, L.P.

(g)	In 2004, the Company made the following dispositions:

	1.	On February 19, 2004, Ampal sold its holdings in XACCT Technology Ltd. for $3.8 million.

	2.	During May 2004, the Company sold 49% of its holdings in PowerDSine Ltd. for approximately $7.4 million.

3.

During the third quarter of 2004, PSInet, one of the holdings of Ampal’s investee company, TP, sold all its assets to large telecommunications providers. Following the sale, a portion of the proceeds was distributed to TP, of which Ampal received $7.1 million and recorded a gain of $2.5 million in connection with this transaction. The remaining carrying value is $1.2 million.

(h)	In 2004, the Company recorded loss from the impairment of investments in an aggregate amount equal to $38.8 million as follows:

1.       MIRS Communications Ltd. ($30 million)*

2.       Star Management of Investment ($1.6 million)

3.       Courses Investment in Technology Ltd. ($0.3 million)

4.       VisionCare Opthalmic Technologies ($0.5 million investment)

5.       ShellCase Ltd. ($3.8 million)

6.       Identify Solutons Ltd. ($0.7 million)

7.       Xpert Integrated Systems Ltd. ($1.7 million)

8.       Peptor Ltd. ($0.2 million).

* Management determined that a reduction in the carrying value of MIRS by $30 million was appropriate at the time due to the then existing relationship with Motorola.

Note 4 – Other Assets

          The balance of “Other Assets” as of December 31, 2006 and 2005 is composed as follows:

	As of December 31,

	2006	2005

	(U.S. Dollars in thousands)

Deferred tax assets	$10,398	$15,681

Accounts receivable-trade	1,943	1,713

Deferred expenses	2,727	1,424

Leasehold improvements	2,562	2,595

Other	2,178	948

	$19,808	$22,361

Note 5 – Notes and Loans Payable

          Notes issued in December 2006 to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index (“CPI”) in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2007-2015.

          The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim Ltd., Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted the Company a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of December 31, 2006 the Company had drawn $2.5 million from the facility. As of December 31, 2006 and December 31, 2005 the amount of Am-Hal’s outstanding debt under the loans from Bank Hapoalim Ltd., Phoenix Insurance Company and others, were $15.0 million and $13.5 million, respectively. The loans, excluding the Phoenix Insurance Company loan, mature in up to one year and have interest rates ranging between 6.5% and 7.5%. The Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $2.9 million in favor of tenants of Am-Hal in order to secure their deposits.

          The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim. As of December 31, 2006, these loans in the amount of $26.3 million will mature during 2007-2010. (As of December 31, 2005 the amount was $31.3 million).

          Other long term borrowings in the amount of $1.7 million are linked to the Israeli CPI and mature between 2007 and 2010, of which an amount of $1.5 million bears no interest. The remaining $0.2 million bears an annual interest of 5.7%.

          The weighted average interest rates and the balances of these short-term borrowings at December 31, 2006 and December 31, 2005 were 6.4% on $21.2 million and 6.0% on $15.0 million, respectively.

Payments due by period:

	(US. Dollars in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$25,260	$6,212	$10,672	$5,139	$3,237

Short-Term Debt	$21,193	$21,193

	$46,453	$27,405	$10,672	$5,139	$3,237

Note 6 – Debentures

          On November 20, 2006, the Company entered into a trust agreement with Hermatic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250,000,000 (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with the Company’s unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. The Company deposited an amount of $10,207 thousands at Hermatic Trust (1975) Ltd. to secure the first 3 years worth of payments of interest on the debentures. Prior to the issuance of the debentures Midroog Ltd., an affiliate of Moody’s Investors Service, rated the Company as A3.

          The Company intends to register the notes for trading on the TASE subject to publishing a final prospectus approved by the Israeli Securities Authority as well as the approval of the TASE for the listing of the notes. Until the listing is approved, Ampal will pay an additional annual interest rate of 0.5% on the notes.

          The following additional terms apply to the notes:

•

Until the listing of the notes is approved, if the rating of the notes from Midroog is reduced below A3, the interest rate per annum of the notes will increase by 0.2% increments subject to the terms and conditions set forth in the notes;

•

Ampal may issue additional notes without limitation, but until the listing is approved by the TASE, Ampal cannot issue additional notes if such issuance would adversely affect the Midroog rating of our existing series of notes, which are the subject of this prospectus;

•

The notes will be listed for trade on the TASE no sooner than 47 days after the final prospectus is approved by the Israeli Securities Authority and the TASE, and during such 47 day period, the notes will not be tradable;

•

If Yosef A. Maiman ceases to directly or indirectly own the largest amount of shares of Ampal (relative to the rest of the shareholders of Ampal) before the notes are listed on the TASE, a meeting of the noteholders will be convened to discuss whether the notes will be redeemed.

Note 7 – Accounts payable accrued expenses and others

(a)	The balance of accounts payable accrued expenses and others as of December 31, 2006 and 2005 is comprised as follows:

	As of December 31,

	2006	2005

	(U.S. Dollars in thousands)

Deferred tax liabilities	$974	$3,310

Deferred income and accrued expenses	2,808	2,283

Excess of share in losses of affiliate over the investment therein	2,574	3,456

Related party	--	5,081

Convertible promissory note*	20,000	--

Others	4,608	3,239

	$30,964	$17,369

*

The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on the earlier of September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that can be issued with respect to the promissory note (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 4,476,389 shares of Class A Stock. The Company concluded that there was no beneficial conversion feature embedded within the Convertible Promissory Note.

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $0.3 million, is included in accounts payable, accrued expenses and other liabilities - others.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees that will cease working with the Company, before their normal retirement age or amount paid to employees that their normal retirement age extends beyond the year 2016.

Note 8 – Minority Interest, net

          The minority interest is mostly attributable to the warrants granted by Am-Hal to Phoenix Insurance Company. As part of the loan agreement which was signed on December 1, 2005 between Am-Hal and Phoenix Insurance Company, the lender is granted a warrant to purchase 19.9% (on fully diluted basis) of the issued and paid capital of Am-Hal (the “warrant”). The warrant is exercisable during a period of 4 years and can be exercised for payment of $5,960,000. The number of shares under the warrant is adjusted for stock splits or bonus shares, and also adjusted for any new issuances to third parties; in such case the lender’s number of shares under the warrant will increase respectively, so as to provide the lender with 19.9% of the outstanding shares after the issuance to a third party. The exercise price for the additional shares (19.9% of the shares issued to the third party) will be equal the price paid by such third party. Also if there is a public offering in a price less then the exercise price of the warrant, the exercise price of the warrant will be adjusted to represent the price in the public offering discounted by 15%. The warrant can only be exercised for the full 19.9% - there can be no partial exercise at any time. The value of the warrant was estimated at approximately $1.3million and recorded as deferred expenses (Note 4). The amortization that was recorded in the reported period is $0.2 million.

Note 9 – Shareholders’ Equity

During the third quarter of 2006 the sharesholders’ equity changed as follows:

          On July 31, 2006, all outstanding 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock were converted as follows:

          Each share of Ampal’s 4% Cumulative Convertible Preferred Stock was converted to five shares of Ampal’s Class A Stock plus an additional $2.58 per share paid in cash and each share of Ampal’s 6-1/2% Cumulative Convertible Preferred Stock was converted to three shares of Ampal’s Class A Stock plus an additional $4.09 per share paid in cash. The total amount paid upon conversion was $2.3 million.

          Holders of Ampal’s 4% Cumulative Convertible Preferred Stock and 6-1/2% Cumulative Convertible Preferred Stock who voted in favor of the amendments to Ampal’s Restated Certificate of Incorporation received an additional $0.15 per share. These payments amounted to $49,000.

          As of July 31, 2006, the only class of outstanding shares of our capital stock is our Class A Stock.

          On October 9, 2006, as part of the Company’s additional investment in EMG, the Company issued to Merhav (M.N.F.) Ltd. 10,248,002 shares of the Company’s Class A Stock that was accounted for at a fair market value of $49.0 million. The issuance of these shares received the approval of the shareholders of the Company on September 19, 2006, as required by the marketplace rules of the NASDAQ Global Market.

          On December 21, 2006, as part of the closing of the Company’s additional investment in EMG, the Company sold to Merhav (M.N.F.) Ltd. 8,602,151 shares of the Company’s Class A Stock that was accounted for at a fair market value of $40.0 million. The sale of these shares received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.”

          On December 28, 2006, the Company completed the sale of 8,142,705 shares of its Class A Stock (based on a price per share of $4.65) for an aggregate price of approximately $37.9 million (recorded at $36.7 millions after deducting related expenses) and warrants to purchase 4,071,352 shares of the Class A Stock of the Company for an exercise price of $4.65 per share. The warrants will expire on August 27, 2007 as the shareholders of the Company approved the issuance of the shares underlying the warrants on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. The fair value market of the warrants is $308 thousand and it was estimated using the following weighted average assumption: 1) expected life of warrants of 8 months; 2) dividend yield of 0%; 3) volatility of 13.76%; and 4) risk free interest of 4.97%. The offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended.

          Set forth below is our treasury stock as of December 31, 2006, 2005 and 2004:

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands, except share amounts per share data)

TREASURY STOCK:

4% PREFERRED STOCK
Balance, beginning of year 3,350 shares	$(84)	$(84)	$(84)

Elimination of treasury stock 3,350 shares	84	--	--

Balance, at the end of year	$--	$(84)	$(84)

6-1/2% PREFERRED STOCK
Balance, beginning and end of year 122,536 shares	$(1,853)	$(1,853)	$(1,853)

Elimination of treasury stock 122,536 shares	1,853	--	--

Balance, at the end of year	$--	$(1,853)	$(1,853)

CLASS A STOCK
Balance, beginning of year – 5,751,039, 5,831,664 and 5,831,664 shares, at cost	$(28,756)	$(29,159)	$(29,159)

Issuance of 176,250 and 80,625 shares	882	403	--

Balance, end of year – 5,574,789, 5,751,039 and 5,831,664 shares, at cost	$(27,874)	$(28,756)	$(29,159)

Balance end of year	$(27,874)	$(30,693)	$(31,096)

Note 10 – Stock Options

          In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2006, no options of the 1998 Plan are fully vested and outstanding.

          On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2006, 2,164,500 options under the 2000 Plan are outstanding.

          The option term is for a period of five years from the grant date for the options granted under the 1998 Plan and ten years from the grant date for the options granted under the 2000 Plan. If the options are not exercised and the shares not paid for by such date, all interests and rights of any grantee shall expire. These options were granted for no consideration.

          The options granted under the 1998 Plan and the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the “Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The stock options granted under the plans were granted either at market value or above. Under the Plans, the Committee may also grant, at its discretion, “restricted stock”, “dividend equivalent awards”, which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. During 2006, no such compensation instrument were granted by the Committee.

          Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

          The following table summarizes the activity of both Plans for the years 2006, 2005 and 2004 respectively:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2006	2,024	$3.37
Granted at fair value	630	$5.06
Exercised	(176)	$3.12
Forfeited	(284)	$3.50
Expired	(30)	$5.94

Outstanding at December 31, 2006	2,164	$3.83	7.70	2,078

Exercisable at December 31, 2006	1,111	$3.24	-	1,644

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2005	2,064	$3.39
Granted at fair value	135	$3.69
Exercised	-	$-
Forfeited	(175)	$3.85
Expired	-	$-

Outstanding at December 31, 2005	2,024	$3.37	7.72	-

Exercisable at December 31, 2005	1,044	$3.29	-	-

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2004	1,396	$3.46
Granted at fair value	886	$3.49
Exercised	-	$-
Forfeited	(218)	$4.22
Expired	-	$-

Outstanding at December 31, 2004	2,064	$3.39	8.40	-

Exercisable at December 31, 2004	678	$3.43	-	-

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

          The fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were estimated using the following weighted average assumptions: (1) expected life of options of 5, 5 and 6 years, respectively; (2) dividend yield of 0%; (3) volatility of 41.11%, 46.07% and 60%, respectively; and (4) risk free interest of 4.42%, 4.08% and 3.3%, respectively.

          Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $720,000 for the year 2006. No share-based compensation was capitalized in the consolidated financial statements.

          The total intrinsic value (market value on date of exercise less exercise price) of options exercise during 2006 was $260,000.

          Cash received from option exercises for the year 2006 was $550,000.

          At December 31, 2006, there was $2.16 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately four years. The Company settles employee stock options exercises primarily with newly issued common shares and occasionally with treasury shares.

Note 11 – Earnings (Loss) Per Class A Share

          Basic net loss per share is computed by dividing net loss after deduction of preferred stock dividends by the weighted-average number of common stock shares outstanding for the period. In 2006, 2005 and 2004, all outstanding stock options and preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock were not taken into account in the computation of the basic EPS for those years (in the period in which it was outstanding) since its shareholders did not have contractual obligation to share in the losses of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Year Ended December 31,

	2006	2005	2004

Net loss	(7,087)	(5,958)	(18,385)

Less: preferred stock dividend	(2,438)	(191)	(200)

Net loss available for class A stock	(9,525)	(6,149)	(18,585)

Weighted average class A shares outstanding	24,109	19,967	19,841

Net loss per share:

Basic and diluted	$(0.40)	$(0.31)	$(0.94)

          The following table summarized securities that were not included in the calculations of diluted earnings per class A shares for the years ended December 31, 2006, 2005 and 2004 because such shares are anti-dilutive.

	December 31,
(Shares in thousands)	2006	2005	2004

Options and Rights	2,164	2,024	2,064
6-1/2% Preferred Stock	-	641	662
4% Preferred Stock	-	114	124
Warrants	4,071	-	-
Promissory note	4,476	-	-

Note 12 – Income Taxes

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands)

The components of current and deferred income tax expense (benefit) are:
Current:
Federal	$-	$-	$-
Foreign	308	-	1,472
Deferred:
State and local	-	3	-
Federal	2,464	(2,955)	(20,404)
Foreign	(41)	103	8,734

Total	$2,731	$(2,849)	$(10,198)

The domestic and foreign components of income (loss) before income taxes are:

Domestic	$(4,855)	$(14,046)	$(29,286)
Foreign	160	772	(3,427)

Total	$(4,695)	$(13,274)	$(32,713)

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 34%	$(1,596)	$(4,513)	$(11,123)
Taxes on foreign Gain (Loss) below U.S. rate	5,058	(12,796)	(806)
Changes in valuation allowance	(446)	14,639	2,304
Other	(285)	(179)	(573)

Total effective tax: 58.2%; 22% and 31%	$2,731	$(2,849)	$(10,198)

	As of December 31,

	2006	2005

Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$30,629	$35,925
Unrealized losses on investments	700	1,132
Foreign tax credits carryforwards	5,456	5,456

Total deferred assets	36,785	42,513
Valuation allowance	(26,387)	(26,832)

Net deferred tax assets	10,398	15,681

Deferred tax liabilities:
Tax on equity in earnings of affiliates	434	2,470
Other	540	840

Total deferred tax liability	974	3,310

Net deferred tax assets	$9,424	$12,371

          As of December 31, 2006, valuation allowance is provided against tax benefits on domestic and foreign net operating loss carryforwards of $5.1 million and $21.3 million, respectively.

          As of December 31, 2006, the Company has foreign tax credits of $5.5 million that will expire in the years 2009 through 2014.

          As of December 31, 2006, the Company has U.S. Federal net operating loss carryforwards of approximately $24.7 million that will expire in the years 2022 through 2025. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 13 – Investments in Affiliates

          The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,

	2006	2005

	%	%

Bay Heart Limited	37	37
Carmel Containers Systems Limited	21.8	21.8
Coral World International Limited	--	50
Hod Hasharon Sport Center (1992) Limited Partnership	50	50
Ophir Holdings	--	42.5
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

          Combined summarized financial information for the above companies is as follows:

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands)

Revenues	$100,567	$140,197	$129,091
Gross profit	12,707	30,918	22,200
Net income	57	15,803	8,184

	As of December 31,

	2006	2005

	(U.S. Dollars in thousands)

Property and equipment	$56,835	$65,931
Other assets	63,240	134,700

Total assets	$120,075	$200,631

Total liabilities, including bank borrowings	$104,176	$143,217

Note 14 – Operating Segments Information

          SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

          The energy segment consists of the investment in EMG, an Egyptian Joint Stock Company, which holds the rith to supply natural gas to Israel through a pipe line to be constructed from Egypt to Israel.

          The real estate rental segment consists of rental property owned in Israel and the United States leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel.

          The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary located in Israel. In June 2006, the Company sold all of its interest in Coral World International Limited (see “Note 3”).

          The finance segment consists of all other activity which are not part of the above segments.

	Fiscal Year Ended December 31,

	2006	2005	2004

	(U.S. Dollars in thousands)

Revenues:
Finance	$4,271	$12,475	$16,379
Real estate income	11,828	9,244	8,897
Leisure-time	6,317	2,208	2,233
Intercompany adjustments	(77)	(63)	(76)

	22,339	23,864	27,433
Equity in earning of affiliates	1,610	6,666	4,031

Total	$23,949	$30,530	$31,464

Equity in Earnings (losses) of Affiliates:
Finance	$566	$106	$1,523
Real estate rental	(676)	5,448	590
Leisure-time	1,720	1,112	1,122
Others	--	--	796

Total	$1,610	$6,666	$4,031

Interest Income:
Finance	$1,502	$1,586	$613
Intercompany adjustments	(23)	(19)	(23)

Total	$1,479	$1,567	$590

Interest Expense:
Finance	$4,248	$4,278	$4,246
Real estate rental	849	836	540
Leisure-time	83	162	117
Intercompany adjustments	(26)	(19)	(23)

Total	$5,154	$5,257	$4,880

Pretax Operating (Loss) Income:
Finance	$(11,570)	$(20,472)	$(36,192)
Real estate rental	861	287	(963)
Leisure-time	4,404	245	411

	(6,305)	(19,940)	(36,744)
Equity in earning of affiliates	1,610	6,666	4,031

Total	$(4,695)	$(13,274)	$(32,713)

Income (Benefit) Tax Expense:
Finance	$2,518	$(2,970)	$(10,558)
Real estate rental	146	63	334
Leisure-time	67	58	26

Total	$2,731	$(2,849)	$(10,198)

Net Income:
Finance	$(13,522)	$(17,396)	$(24,111)
Real estate rental	39	5,672	(707)
Leisure-time	6,057	1,299	1,507
Others	--	--	796

	(7,426)	(10,425)	(22,515)
Minority interest, net	(339)	(4,467)	(4,130)

Total	$(7,087)	$(5,958)	$(18,385)

Total Assets for year end:
Finance	$330,548	$88,498	$225,577
Energy	259,860	29,960	--
Real estate rental	76,513	76,117	64,128
Leisure-time	2,874	17,568	17,426
Intercompany adjustments	(268,112)	(1,239)	(2,184)

Total	$401,683	$210,904	$304,947

Investments in Affiliates for year end:
Finance	$3,498	$8,360	$3,389
Real estate rental	(2,574)	(3,456)	10,987
Leisure-time	357	15,066	14,479

Total	$1,281	$19,970	$28,855

Capital Expenditures:
Finance	$28	$--	$5
Real estate rental	1,300	9,794	774
Leisure-time	102	90	296

Total	$1,430	$9,884	$1,075

Depreciation, Amortization and Impairment:
Finance	$66	$14,039	$38,984
Real estate rental	(32)	(160)	(111)
Leisure-time	186	207	162

Total	$220	$14,086	$9,035

          Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

Note 15 – Disclosures about Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)	Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value (see “Note 1(k)”).

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

Due to the relatively short term of commitments discussed in “Note 16”, the contract value is considered to be at fair value.

(f)	Financial Assets and Financial Liabilities

          The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities.

	As of December 31,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(U.S. Dollars in thousands)
Financial assets:

Cash and cash equivalents	$36,733	$36,733	$24,314	$24,314
Deposits, notes and loans receivable	--	--	343	343
Investments	380	380	38,575	38,575

	$37,113	$37,113	$63,232	$63,232

Financial liabilities:

Notes and loans payable	$46,453	$46,648	$50,366	$50,362
Debentures outstanding	59,172	58,353	--	--

	$105,625	$105,001	$50,366	$50,362

Note 16– Commitments and Contingencies

(a)

The combined minimum annual lease payments on Ampal’s corporate offices in New York and in Israel and its subsidiary Country Club Kfar Saba Ltd. in 2006 were $0.3 million. The lease of the corporate office in New York expires in 2009, the lease of the office in Tel Aviv expires in 2008, the lease of the office in Herzelia Pituach expires in 2017 and the Kfar Saba lease expires in 2038. In the years 2007-2011, the combined annual lease payments on those premises will be in an aggregate amount of $2.1 million, and thereafter, an amount totaling $5.7 million.

(b)	AM-Hal provided a lien to Bank Hapoalim on AM-Hal properties in Rishon – Le Zion and Hod Hasharon to guarantee a loan of $11.5 million.

(c)	The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $9.5 million as follows:

(1) The Company provided a $2.9 million guarantee to AM–Hal tenants.

(2) The Company provided a $5.6 million guarantee on indebtedness incurred by Bay Heart.

(3) The Company provided a $1.0 million guarantee to Galha (1960) Ltd, for the payment of the Company’s subsidiary of a final judgment, if entered against the Company’s subsidiary. (See below)

(d)	The Company made a commitment to invest $2.8 million in Star II (2000 L.P.).

(e)	Legal Proceedings:

On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 10,927,100 ($2.6 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,059,000 ($961,000) if a final judgment against the Company will be given.

On May 26, 2003 the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd., in the Tel Aviv District Court, claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. There have not been any significant developments in this matter as of the date of filing this report.

Note 17 – Subsequent Events

Significant Developments Since the Fiscal Year Ended December 31, 2006

          On February 18, 2007, Ampal reached a non binding letter of understanding with Merkaz Mishan Ltd. (“Mishan”) for a potential sale of all of its holdings in Am-Hal Ltd., a wholly owned subsidiary of Ampal (“Am-Hal”). The potential transaction is subject to the customary due diligence process, negotiation and signing of a definitive sale and purchase agreement, the approvals of the Board of Directors of Ampal (the “Board”) and “Mishan” and the receipt of all necessary regulatory and governmental approvals and other customary conditions. There can be no assurance that the parties will consummate a transaction regarding Am-Hal Ltd.

          On March 18, 2007, tenants of the retirements centers for senior citizens of Am-Hal filed a lawsuit in the Tel Aviv District Court against Ampal, Am-Hal and other subsidiaries of Ampal. The lawsuit was filed after Ampal announced the potential sale of its holdings in Am-Hal to Mishan. Among other things, the plaintiffs requested that the District Court (i) issue warrants that will oblige Am-Hal to keep the deposits received from the tenants in a designated account for each tenant controlled by an accountant agreed to by Am-Hal and the tenants, (ii) maintain the level of services provided by Am-Hal to the tenants and (iii) maintain the ratio of independent tenants and supportive tenants in the centers. The plaintiffs also asked the District Court to issue temporary ex parte injunctions to prohibit Ampal from signing an agreement for the sale of its holdings in Am-Hal and to nominate a receiver to locate and keep the tenants’ deposits. The District Court did not grant the temporary injunctions ex parte and requested that the defendants reply to the claim in accordance with the normal procedures.

          On March 7, 2007, Ampal entered into an agreement to sell to Carmel Container Systems Ltd., a packaging manufacturer based in Israel (“Carmel”), all of the holdings of Carmel held by Ampal and its subsidiaries. Pursuant to this transaction, Ampal and its subsidiaries will sell to Carmel an aggregate of 522,350 ordinary shares of Carmel for an expected aggregate sales price of approximately $4.57 million. The Company expects to record a loss before tax of $0.4 million. The completion of the sale of shares to Carmel is subject to the satisfaction of certain closing conditions.

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

          On December 12, 2006, the Stock Option and Compensation Committee of the Board approved the grant pursuant to the Company’s 2000 Incentive Plan to Yosef A. Maiman an option to purchase 250,000 shares of the Company’s Class A Stock. This option has an exercise price of $5.06 per share and will vest in equal installments beginning on March 12, 2007 and each three month anniversary thereafter. Additionally, the exercise price of this option may only be paid by the holder by having the Company withhold from the underlying option stock the number of shares having a fair market value equal to the exercise price. The form of option agreement pursuant to which this option was granted under the 2000 Plan is being filed as Exhibit 10o hereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

          The following table sets forth certain information regarding Ampal’s directors and executive officers as of March 28, 2007:

Name	Position

Yosef A. Maiman	President, Chief Executive Officer, Chairman of the Board of Directors
Jack Bigio	Director
Leo Malamud(1)	Director
Dr. Joseph Yerushalmi(1)	Director
Dr. Nimrod Novik	Director
Yehuda Karni(1) (2) (3)(4)	Director
Eitan Haber(2) (3)(4)	Director
Menahem Morag(2) (3)(4)	Director
Irit Eluz	CFO, Senior Vice President - Finance and Treasurer
Yoram Firon	Vice President-Investments and Corporate Affairs and Secretary
Amit Mantsur	Vice President-Investments
Giora Bar-Nir	Vice President - Accounting and Controller

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

          In 2006, the Board met twelve times and acted four times by written consent; the Executive Committee acted one time by written consent; the Audit Committee met four times and did not act by written consent. The Stock Option and Compensation Committee met one time and did not act by written consent. The Special Committee met four times and did not act by written consent. All directors attended more than 75% of the aggregate of (1) the total number of Board meetings held during the period in 2006 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2006 (during the period of such service). Each director of the Board is elected for a one year term and serves until his or her successor is duly elected and qualified.

          The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

          YOSEF A. MAIMAN, 61, has been the Chairman of the Board of Ampal since April 25, 2002 and President and Chief Executive Officer of Ampal since October 1, 2006. Mr. Maiman has been President and Chief Executive Officer of Merhav (M.N.F.) Ltd. (“Merhav”), one of the largest international project development companies based in Israel, since its founding in 1975. Mr. Maiman is also the Chairman of the Board of Directors of Channel Ten, a commercial television station in Israel, a director of Eltek, Ltd. (“Eltek”), a developer and manufacturer of printed circuit boards, a member of the Board of Directors of the Middle East Task Force of the New York Council on Foreign Relations and Honorary Consul to Israel from Peru. Mr. Maiman is also member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

          JACK BIGIO, 41 has been the President and Chief Executive Officer of Ampal since between April 25, 2002 and September 30, 2006, and a director of Ampal since March 6, 2002. From 1996 until April 2002, Mr. Bigio served as Senior Vice President - Operations and Finance of Merhav. Mr. Bigio is also a director of Eltek, a member of the Board of Israel-America Chamber of Commerce & Industry and a member of Young Presidents’ Organization.

          LEO MALAMUD, 55, has been a director of Ampal since March 6, 2002. Since 1995, Mr. Malamud is Senior Vice President of Merhav. Mr. Malamud is also a director of Eltek.

          Dr. JOSEPH YERUSHALMI, 69, has been Senior Vice President - Head of Energy and Infrastructure Projects of Merhav since 1995. He has been a director of Ampal since August 16, 2002.

          Dr. NIMROD NOVIK, 61, has been a director of Ampal since September 19, 2006. Dr. Novik has been Senior Vice President of Merhav since 1995, responsible for Middle East projects (including the MIDOR petroleum refinery in Egypt and the current EMG project for the export of Egyptian natural gas to Israel) as well as for corporate and government relations. He is a member of the board of EMG and of Channel 10 News Corp. Mr. Novik is an advisor to the Israeli National Security Council as well as to several members of the Israeli cabinet, and a former Special Ambassador of the State of Israel as well as Chief Advisor on Foreign Policy to Israel’s Prime Minister and Minister of Foreign Affairs.

          YEHUDA KARNI, 78, was a senior partner in the law firm of Firon Karni Sarov & Firon, from 1961 until his retirement in 2000. He has been a director of Ampal since August 16, 2002.

          EITAN HABER, 67, was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin, from July 1992 until November 1995. Since 1996, Mr. Haber has been the President and Chief Executive Officer of Geopol Ltd., which represents the Korean conglomerate Samsung Aircraft and Industries in Israel and the Middle East; Kavim Ltd., a production and project development company; Mr. Haber is a member in the Board of Directors of Africa Israel Ltd. Mr. Haber is also a member of various non-profit organizations. He has been a director of Ampal since August 16, 2002.

          MENAHEM MORAG, 56, has been a director of Ampal since January 27, 2004. From 1996 to 1999 Mr. Morag was the Head of Finance and Budget at the Israeli Prime Minister’s office in Tel Aviv. From 1999 to 2001, Mr. Morag was the Controller and Ombudsman at the Israeli Prime Minister’s office in Tel Aviv. From 2001 to 2003, Mr. Morag was the Head of Human Resources Department at the Israeli Prime Minister’s office in Tel Aviv. Since 2003, Mr. Morag has been the Head of the Council of the Pensioners Association of the Israeli Prime Minister’s office in Tel Aviv, director in Palram Industries since 2004 and since 2005 he is the CEO of Keren-Shemesh Foundation for the Encouragement of Young Entrepreneurs.

          IRIT ELUZ, 40, has been the Chief Financial Officer and Senior Vice President - Finance and Treasurer since October 2004. From May 2002 through October 2004, Ms. Eluz was Chief Financial Officer and Vice President – Finance and Treasurer. From January 2000 through April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav. From June 1995 through December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

          YORAM FIRON, 38, has been Secretary and Vice President - Investments and Corporate Affairs since May 2002. During the preceding five years, Mr. Firon was a Vice President of Merhav and a partner in the law firm of Firon Karni Sarov & Firon.

          AMIT MANTSUR, 37, has been Vice President – Investments since March 2003. From September 2000 through December 2002, Mr. Mantsur served at Alrov Group as Strategy & Business Development Manager. From February 1997 through September 2000, Mr. Mantsur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

          GIORA BAR-NIR, 50, has been Vice-President – Accounting and Controller Since October 2004. From March 2002 through October 2004 Mr. Bar-Nir has been the Controller. During the preceding five years, Mr. Bar-Nir was the Controller of the Israeli subsidiaries of Ampal.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal’s executive officers and directors, and persons who own more than 10% of a registered class of Ampal’s equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Class A Stock of Ampal. To the Company’s knowledge, based solely on its review of the copies of such forms received by it, all filing requirements applicable to its executive officers, directors and greater than 10-percent stockholders were complied with, except that Leo Malamud did not timely file a Form 4 reporting the stock option award granted on December 12, 2006.

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

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Compensation Program

          This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive and principal financial officers of the Company, and the other three most highly compensated executive officers of the Company. These individuals are referred to as the “Named Executive Officers” in this Report on Form 10-K.

          The objectives of our compensation program are (i) to attract and retain qualified personnel in the Israeli marketplace, (ii) to provide incentives and rewards for their contributions to the Company, and (iii) to align their interests with the long-term interests of the Company’s shareholders.

          Our Named Executive Officers compensation has three primary components: salary, an annual cash incentive bonus and stock option awards. In addition, we provide our Named Executive Officers with benefits that are generally available to our salaried employees.

          We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with a broad spectrum of companies in Israel and in the United States.

          Due to the small size of our executive team and the need to tailor each Named Executive Officer’s compensation package for retention and recruitment purposes, we have not adopted any formal policies or guidelines for allocating compensation between long term and currently payable compensation, between cash and non cash compensation or among different forms of compensation.

Responsibilities

          Prior to September 19, 2006, the Stock Option and Compensation Committee of the Board (the “Compensation Committee”) was responsible for determining all facets of executive compensation including annual base salary and bonuses for executive officers, administration of the Company’s 1998 Long Term Incentive Plan and the Company’s 2000 Incentive Plan (collectively, the “Option Plans”), and director compensation. The Compensation Committee is composed of independent directors as defined under the rules of NASDAQ and the SEC. The Compensation Committee does not operate pursuant to a written charter.

          On September 19, 2006, the members of the Board engaged in discussions regarding the appropriate scope of the responsibilities of the Compensation Committee in light of the Company’s “controlled company” status under the rules of NASDAQ and the fact that Mr. Yosef A. Maiman was appointed as the Chief Executive Officer of Ampal. During these discussions, the Board decided to re-allocate certain of the responsibilities with regard to executive compensation to Yosef A. Maiman, the Chairman, President and Chief Executive Officer.

          Effective as of September 19, 2006, the Board determined that the Compensation Committee will continue to be responsible for (i) administering the Option Plans and determining the officers and key employees who are to be granted options under the Option Plans and the number of shares subject to such options and (ii) determining the annual base salary and non-equity based annual bonus for Mr. Maiman in his capacity as Chairman, President and Chief Executive Officer.

          Effective as of September 19, 2006, the Board also determined that Mr. Maiman will be responsible for (i) determining the annual base salary and non-equity based annual bonuses for all executive officers(other than the Chief Executive Officer) and for (ii) recommending to the Board director compensation and benefit programs. Mr. Maiman also may attend and participate in meetings of the Compensation Committee.

          No outside compensation consultant is engaged by the Company at this time, although the Company may elect to do so in the future.

Elements of Compensation

          The material elements of the Company’s executive compensation program for Named Executive Officers includes three primary components: salary, an annual cash incentive bonus and stock option awards, In addition, we provide our Named Executive Officers with benefits that are generally available to our salaried employees.

          Base Salary

          We set our salaries for our Named Executive Officers generally based on what we believe enables us to hire and retain individuals in the competitive environment in Israel and rewards individual performance and the contribution to our overall business goals. We also take into account the base salaries paid by similarly situated companies in Israel and in the United States which we believe we generally compete for talent. There are no formal guidelines or formulas used by us to determine annual base salary for our Named Executive Officers, as annual salary determinations are made on a case by case basis from year to year to react to compensation market trends in Israel and to take into account the Named Executive Officer’s performance. Additionally, stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside our control. Our approach to annual base salary is designed to retain our Named Executive Officers so that they will continue to operate at high levels in the best interests of the Company.

          Determinations for annual base salary for the fiscal year ended December 31, 2006 were made by the Compensation Committee in consultation with Mr. Maiman and other executive officers.

          Annual Cash Incentive Bonus Compensation

          The non-equity based annual bonus compensation is based on each Named Executive Officer’s individual performance for the Company over the fiscal year, which is measured in terms of overall effort, performance and contribution to the Company. In the past, bonuses were based on a multiple of the Named Executive Officer’s base salary, but in the interest of flexibility, we no longer exclusively utilize this approach. In 2006, we considered the performance of our Named Executive Officers with respect to certain material transactions and the amount of funds raised during the year and allocated an amount among the Named Executive Officers who were involved in those special efforts. We take into account the amount of annual base salary paid to each Named Executive Officers in determining such Named Executive Officers’ non-equity based annual bonus compensation. Determinations for non-equity based annual bonus compensation for the fiscal year ended December 31, 2006 were made by Mr. Maiman.

          Long-Term Equity Incentive Compensation

          At this time, we do not award long-term equity incentive compensation to our Named Executive Officers on an annual basis, however we may elect to award this form of compensation in the future. Following the April 2002 acquisition by Y.M. Noy Investments Ltd. of a controlling interest in the Company, we awarded long-term equity incentive compensation in April 2002 to provide the new management team with incentives aligned with shareholder interests and in December 2004, in recognition of the Named Executive Officers’ assistance to a Special Committee of the Board of Directors that had been appointed to consider alternatives available to the Company to maximize shareholder value. In December 2006, the Stock Option Committee granted Mr. Maiman an option to acquire 250,000 shares of our Class A Stock for his service as Chairman of the Board. The amount of this award was consistent with the amount of the option grant previously awarded to Mr. Maiman in August 2002, which previous option grant became fully vested in August 2006.

          While our current policy is to award option grants to our executive officers and directors, the awards granted under the Option Plans may be in the form of options, restricted stock, dividend equivalent awards and/or stock appreciation rights. There are no formal guidelines or formulas used by us to determine equity compensation awards for our Named Executive Officers.

          Beginning January 1, 2006, the Company accounts for all options in accordance with SFAS 123R

          As stated above, the Compensation Committee is responsible for determining long-term equity incentive compensation in accordance with the Option Plans. Such determinations are made in consultation with Mr. Maiman and other executive officers from time to time.

          Perquisites

          As is customary in Israel, we provide each Named Executive Officer with the use of a car, mobile phone, one meal per day, telephone expenses, economic newspapers, and stipends for traveling out of the country from time to time. The value of the specific car an employee receives varies according to his or her pay grade within the Company.

          Additionally, consistent with practice in the Israeli marketplace, the Company reimburses the Named Executive Officers for a portion of the taxes associated with the use of the car and mobile phone.

          Severance and Change of Control Benefits

          Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances, including retirement. The Company’s severance pay is calculated based upon length of service and the latest monthly base salary (one month’s salary for each year worked). Severance pay is paid from a fund into which the Company contributes up to 8 1/3% of the employee’s base salary each month, in accordance with Israeli law and the customary practice in Israel. The Company’s liability for severance pay pursuant to Israeli law is partly offset by insurance policies, where the Named Executive Officers are the beneficiaries of such insurance policies.

          In addition to the above the Named Executive Officers are eligible to participate in a Pension Plan in which both the employee and the Company contribute up to 5% of the employee’s base salary each month. The Named Executive Officers are eligible to receive the fund upon termination of employment, including retirement.

          In addition to the above benefits, each of the employment agreements of certain executive officers provide that such executive officer shall receive an additional payment of six months’ salary (together with all related benefits for the six month period including social benefits, use of a vehicle, mobile telephone and any other rights accompanying the executive officer’s employment by the Company) in the event (i) of a change of control of Ampal and (ii) such executive officer’s employment is terminated within six months from the date of the change of control of Ampal. These arrangements were designed to provide these key employees with an additional benefit consistent with Israeli practice for employees in comparable positions.

          Pursuant to the terms of the employment agreements of each of the certain executive officers, following the termination of employment, such executive officers shall not be involved, directly or indirectly, with any business or entity that is in the field of the Company’s activities and/or is in direct competition in the field of the Company’s activities for a period of six months following the termination of employment. Furthermore, during the term of employment at the Company and for a period of twenty four months following the termination of employment, each of these executive officers shall abstain from providing services in any manner whatsoever, including consulting services, either paid or not paid, to any business or occupation in which the Company was involved.

          Education Fund

          The Named Executive Officers are eligible to participate in an education fund in which both the employee and the Company contribute up to 2.5% and 7.5% respectively of the employee’s base salary each month. The Named Executive Officers are eligible to receive the fund upon termination of employment, including retirement. The education fund contribution, which is customary in Israel, can be used by the Named Executive Officers at any time for professional education and every 6 years for any other purpose. As is customary in Israel, the Company also reimburses the Named Executive Officers for taxes associated with Company contributions to this fund beyond the maximum contributed amount allowed according to the Israel Tax law.

          Vacation Provision and Recreation Pay

          The Named Executive Officers are eligible to take one month vacation per year. Additionally, pursuant to Israeli employment laws, each Named Executive Officer is entitled to a certain amount of recreation pay to be used for any other purpose. Each Named Executive Officer is entitled to receive 13 days of recreation pay, which amounts to approximately $1,690 on an annual basis.

          Stock Ownership and Retention Guidelines

The Company does not have any stock ownership or retention guidelines or policies.

Summary Compensation Table
For Fiscal Year Ended December 31, 2006

The following table sets forth all of the compensation awards to our Named Executive Officers for the year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (12)	All Other Compensation (7)		Total (9)

		$	$	$	$	$		$

Yosef A. Maiman (1) (8) Chairman of the Board, President and CEO	2006	632,144	984,627	-	68,947	30,605	(10)	1,716,323

Irit Eluz (2) (8) CFO – SVP Finance & Treasurer	2006	263,848	673,692	-	152,664	152,928		1,243,133

Yoram Firon (3) (8) Secretary, Vice President Investments	2006	206,194	173,964	-	107,504	80,235		567,897

Amit Mantsur (4) Vice President Investments	2006	141,538	49,704	-	37,969	50,902		280,114

Giora Bar Nir (5) Vice President Accounting & Controller	2006	152,196	29,822	-	30,501	57,362		269,882

Jack Bigio (6)(8) Former President & CEO	2006	388,346	206,580	-	148,935	662,570	(11)	1,406,431

(1) Mr. Maiman has been employed by Ampal since April 25, 2002 as Chairman of the Board; On September 19, 2006 Mr. Maiman was appointed as the President and CEO of Ampal.

(2) Ms. Eluz has been employed by Ampal since April 25, 2002.

(3) Mr. Firon has been employed by Ampal since April 25, 2002.

(4) Mr. Mantsur has been employed by Ampal since February 2, 2003.

(5) Mr. Bar-Nir has been employed by Ampal since June 17, 1990.

(6) Mr. Bigio served as President and CEO from April 25, 2002 until September 30, 2006. The amounts include final account settlement. Mr. Bigio exercised 150,000 options on October 4 , 2006.

(7) Comprised of Ampal (Israel’s) contribution pursuant to: (i) Ampal (Israel’s) pension plan and (ii) Ampal (Israel’s) education fund and (iii) use of car and (iv) use of mobile and (v) final account settlement and (vi) redemption of vacation provision and (vii) reimbursed for the payment of taxes.

(8) Eligible to receive an additional payment of up to six months salary (i) in the event of a change of control of the Company and (ii) such executive officer’s employment is terminated within six months from the date of the change of control of the Company.

(9) All cash compensation is paid in New Israeli Shekels. The amounts in the table are converted from the New Israeli Shekel to U.S. Dollars based on the exchange rate of 4.225, which represents the exchange rate as of December 31, 2006.

(10) Of such amount, for services as director, $22,000 was paid in cash.

(11) Of such amount, for services as director, $4,500 was paid in cash.

(12) Represents the compensation cost in 2006 in accordance with SFAS No. 123R for stock options, which includes amounts from awards granted in and prior to 2006.

Grants of Plan-Based Awards
For Fiscal Year Ended December 31, 2006

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards(1)

Yosef A. Maiman	12/12/06	250,000	5.06	591,610

(1)	Represents the grant date fair value of stock option awards computed in accordance with SFAS No. 123R.

Outstanding Equity Awards
For Fiscal Year Ended December 31, 2006

Option Awards

Name	Number of Securities Underlying Unexercised Options (Exercisable) (1)	Number of Securities Underlying Unexercised Options (Unexercisable) (1)	Option Exercise Price ($)	Option Expiration Date

Yosef A. Maiman	250,000		3.12	August 15, 2012
		250,000	5.06	December 11, 2016
Irit Eluz	78,500		3.12	August 15, 2012
	140,000	140,000	3.5	October 27, 2014
Yoram Firon	68,500		3.12	August 15, 2012
	95,000	95,000	3.5	October 27, 2014
Amit Mantsur	54,375	3,625	3.69	February 12, 2013
	7,500	7,500	3.5	October 27, 2014
Giora Bar Nir	63,500		3.12	August 15, 2012
	15,000	15,000	3.5	October 27, 2014
Jack Bigio	0	0	-	-

(1) Options expire 10 years from the grant date and vest in sixteen equal installments on the three month anniversary of the date of grant and each three month period thereafter.

Option Exercises and Stock Vested
as of Fiscal Year Ended December 31, 2006

Option Awards

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)

Jack Bigio	150,000	242,994

Compensation of Directors

          Directors of Ampal (other than Mr. Maiman and prior to September 19, 2006, Mr. Bigio) received $1,500 per Board meeting attended. The Chairman of the Board receives $2,000 per Board meeting attended. Directors of Ampal also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

          For attending Special Committee, Audit Committee and Executive Committee meetings Mr. Karni, the Chairman of the Special and the Audit Committee, is entitled to $30,000 per year. Each of Mr. Haber and Mr. Morag are entitled to $20,000 per year, for attending Special Committee and Audit Committee meetings.

          In connection with the formation of the Special Committee on October 28, 2004, the Company entered into an Indemnification and Compensation Agreement with each of Messrs. Karni, Haber and Morag. In consideration for serving as a member of the Special Committee, the Company has agreed pursuant to the terms of the Indemnification and Compensation Agreement, among other things, to indemnify and hold harmless each Director with respect to his service on, and any matter or transaction considered by, the Special Committee to the fullest extent authorized or permitted by law. A copy of the form of this Indemnification and Compensation Agreement is attached as Exhibit 10j to this annual report on Form 10-K.

          On December 12, 2006, the Stock Option and Compensation Committee of the Board approved the grant, pursuant to the Company’s 2000 Incentive Plan to (i) Yosef A. Maiman an option to purchase 250,000 shares of the Company’s Class A Stock (ii) Nimrod Novik an option to purchase 180,000 shares of the Company’s Class A Stock, (iii) Joseph Yerushalmi an option to purchase 80,000 options, (iv) Leo Malamud an option to purchase 30,000 shares of the Company’s Class A Stock and (v) each of Eitan Haber,Yehuda Karni and Menahem Morag, the Company’s non-employee directors, an option to purchase 30,000 shares of the Company’s Class A Stock. All of the foregoing options have an exercise price of $5.06 per share and will vest in equal installments beginning on March 12, 2007 and each three month anniversary thereafter. Additionally, the exercise price of these options may only be paid by the holders by having the Company withhold from the underlying option stock the number of shares having a fair market value equal to the exercise price.

Director Compensation
For Fiscal Year Ended December 31, 2006

Name	Fees Paid in Cash ($)	Option(1) Award ($)	Total ($)

Yehuda Karni (2)(3)	48,500	23,345	71,845
Menahem Morag(2)(4)	34,500	27,478	61,978
Eitan Haber(2)(3)	34,500	23,345	57,845
Leo Malamud(5)	13,500	39,082	52,582
Dr. Yossi Yerushalmi(6)	16,500	27,198	43,698
Dr. Nimrod Novik(7)	6,000	3,430	9,430

(1) Represents the compensation cost in 2006 in accordance with SFAS 123(R) for stock options, which includes amounts from awards granted in and prior to fiscal 2006.

(2) In fiscal 2006, Messrs. Karni, Morag and Haber were each granted an option to purchase 30,000 shares of our Class A Stock, each with a grant date fair value of $70,993. In fiscal 2005, Messrs. Karni, Morag and Haber were each granted an option to purchase 45,000 shares of our Class A Stock, each with a grant date fair value of $75,690.

(3) In fiscal 2002, Messrs. Karni, Morag and Haber were each granted an option to purchase 15,000 shares of our Class A Stock, each with a grant date fair value of $24,299.

(4) In fiscal 2004, Mr. Morag was granted an option to purchase 15,000 shares of our Class A Stock, with a grant date fair value of $31,935.

(5) In fiscal 2006, Mr. Malamud was granted an option to purchase 30,000 shares of our Class A Stock, with a grant date fair value of $70,993. In fiscal 2002, Mr. Malamud was granted an option to purchase 150,000 shares of our Class A Stock, with a grant date fair value of $242,994.

(6) In fiscal 2006, Mr. Yerushalmi was granted an option to purchase 80,000 shares of our Class A Stock, with a grant date fair value of $189,315. In fiscal 2002, Mr. Yerushalmi was granted an option to purchase 100,000 shares of our Class A Stock, with a grant date fair value of $161,996.

(7) In fiscal 2006, Mr. Novik was granted an option to purchase 180,000 shares of our Class A Stock, with a grant date fair value of $425,960.

          The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the fiscal year ended December 31, 2006.

2006

Yosef A. Maiman (1)	250,000
Jack Bigio (2)	-
Eitan Haber (3)	30,000
Yehuda Karni (3)	30,000
Menahem Morag (4)	30,000
Leo Malamud (2)	30,000
Dr. Yosef Yerushalmi (3)	80,000
Dr. Nimrod Novik (5)	180,000

(1) Director since August 16, 2002

(2) Director since March 6, 2002.

(3) Director since August 16, 2002.

(4) Director since March 24, 2004.

(5) Director since September 19, 2006.

Stock Option Plan

          In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 Plan was approved by a majority of the Company’s shareholders at the June 19, 1998 annual meeting of shareholders. The 1998 Plan remains in effect for a period of ten years. As of December 31, 2006, no options of the 1998 Plan are outstanding.

          On February 15, 2000, the Compensation Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The 2000 Plan remains in effect for a period of ten years. As of December 31, 2006, 2,164,500 options of the 2000 Plan are outstanding.

          The options granted under the 1998 Plan and the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Compensation Committee but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Compensation Committee. The Compensation Committee may also grant, at its discretion, “restricted stock,” “dividend equivalent awards,” which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the Plans were granted either at market value or above.

          Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. Prior to January 1, 2006 the Company accounted for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2004 and 2005. If compensation cost for the options under the above Plans had been determined in accordance with SFAS No. 123, the Company’s net income (loss) would have been ($6.8 million) and ($19.0 million) for the years 2005 and 2004, respectively.

          Effective January 1, 2006, the Company adopted SFAS No. 123R SFAS No. 123R revises SFAS No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, over the requisite service period. For the year ended December 31, 2006 the Company recorded $720,000 as compensation expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The current members of the Stock Option and Compensation Committee are Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menahem Morag, none of whom is an officer or employee or former officer or employee of the Company. During 2006, no executive officer of the Company served on the compensation committee or the Board of Directors of another entity whose executive officer(s) served on the Company’s Stock Option and Compensation Committee for the Board of Directors.

          Effective as of September 19, 2006, the Board determined that Mr. Yosef A. Maiman, our President and CEO, shall be responsible for (i) determining the annual base salary and non-equity based annual bonuses for all executive officers (other than the Chief Executive Officer) and for (ii) recommending to the Board director compensation and benefit programs. The Stock Option and Compensation Committee shall continue to be responsible for (i) administering the Option Plans and determining the officers and key employees who are to be granted options under the Option Plans and the number of shares subject to such options and (ii) determining the annual base salary and non-equity based annual bonus for Mr. Maiman in his capacity as Chairman, President and Chief Executive Officer. Mr. Maiman also may attend and participate in meetings of the Stock Option Committee.

COMPENSATION COMMITTEE REPORT

          The Stock Option and Compensation Committee and Yosef A. Maiman have reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K, Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the Stock Option and Compensation Committee and Yosef A. Maiman recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Yehuda Karni
Eitan Harber
Menahem Morag
Yosef A. Maiman

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,164,500	3.83	1,796,625 (2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,164,500	3.83	1,796,625

(1)	All information provided as of December 31, 2006.

(2)	The number of securities remaining available for future issuance under 1998 Plan is 388,000. The number of securities remaining available for future issuance under 2000 Plan is 1,408,625.

PRINCIPAL SHAREHOLDERS OF AMPAL

          The following table sets forth information as of March 28, 2007, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. As of March 28, 2007, there were 49,355,791 (not including treasury shares) shares of Class A Stock of Ampal outstanding.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Di-Rapallo Holdings Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	11,750,132	(1)	23.81%

De-Majorca Holdings Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	18,850,153	(2)	38.19%

Yosef A. Maiman Y.M. Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	30,865,910	(1)(2)(3)	62.20%

Ohad Maiman Y.M. Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	30,600,285	(1)(2)	62.00%

Noa Maiman Y.M. Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	30,600,285	(1)(2)	62.00%

Yoav Maiman Y.M. Noy Investments Ltd., of 33 Havazelet Hasharon St., Herzliya, Israel	Class A Stock	30,600,285	(1)(2)	62.00%

(1)

Consists of 11,750,132 shares of Class A Stock held directly by Di-Rapallo Holdings Ltd. Yosef A. Maiman owns 100% of the economic shares and one-fourth of the voting shares of Di-Rapallo Holdings Ltd.. In addition, Mr. Maiman holds an option to acquire the remaining three quarters of the voting shares of Di-Rapallo Holdings Ltd. (which are currently owned by Ohad Maiman, Noa Maiman and Yoav Maiman, the son, daughter and son, respectively, of Mr. Maiman).

(2)

Consists of 18,850,153 shares of Class A Stock held directly by De-Majorca Holdings Ltd. Yosef A. Maiman owns 100% of the economic shares and one-fourth of the voting shares of De-Majorca Holdings Ltd.. In addition, Mr. Maiman holds an option to acquire the remaining three quarters of the voting shares of De-Majorca Holdings Ltd. (which are currently owned by Ohad Maiman, Noa Maiman and Yoav Maiman, the son, daughter and son, respectively, of Mr. Maiman).

(3)	Includes 265,625 shares of Class A Stock underlying options which are currently exercisable by Mr. Maiman.

Security Ownership of Management

          The following table sets forth information as of March 28, 2007 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	30,865,910	(1)(2)	62.20%
Irit Eluz	253,500	(2)	*
Yoram Firon	187,250	(2)	*
Amit Mantsur	56,500	(2)
Leo Malamud	151,875	(2)	*
Dr. Joseph Yerushalmi	105,000	(2)	*
Dr. Nimrod Novik	11,250	(2)
Eitan Haber	33,750	(2)	*
Yehuda Karni	33,750	(2)	*
Menahem Morag	30,000	(2)	*
Giora Bar-Nir	82,250	(2)	*
Jack Bigio	150,000	(2)	*
All Directors and Executive Officers as a Group	31,961,035	(2)	63.21%

*	Represents less than 1% of the class of securities.

(1)

Attributable to 11,750,132 and 18,850,153 shares of Class A Stock held directly by Di-Rapallo Holdings Ltd and De-Majorca Holdings Ltd., respectively. See “Security Ownership of Certain Beneficial Owners.” In addition, this represents 265,625 shares underlying options for Yosef Maiman which are presently exercisable.

(2)	Represents shares underlying options which are presently exercisable or exercisable in 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, entered into an agreement with Merhav (M.N.F.) Ltd. (“Merhav”) for the purchase from Merhav a portion of its interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”). The sole owner of Merhav is Yosef A. Maiman, who is also the Chairman, President and CEO of the Company and a member of the controlling shareholder group of Ampal.

        On August 1, 2006 the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock from Merhav. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 4.6% investment in EMG was transferred to Ampal at carrying value, which also equals fair value. The purchase price for the shares was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company Class A Stock (based on a purchase price of $4.88 per share) that was accounted for at a fair value of $49.0 million (the fair value was determined based on the average price per share from 2 days before the agreement press release through 2 days after the agreement press release). The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Global Market. As a result of this transaction, the Company beneficially owned 6.6% of the total outstanding shares of EMG. Through August 2008, the purchase price may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a purchase price per share lower than the price per share paid by the Company pursuant to the agreement. Additionally, pursuant to the agreement, the Company was granted an option for a period of up to two years to have the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

        Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav. Because of the foregoing relationships, a special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which was retained as financial advisor to the special committee, delivered a fairness opinion to the special committee regarding the transaction.

        On August 22, 2006, EMG called for additional capital from all of its shareholders. As a result, the Company paid an additional $2.7 million in order to maintain its pro rata beneficial interest in this investment.

        On December 21, 2006, the Company acquired the beneficial ownership of an additional 5.9% of the outstanding shares of EMG’s capital stock pursuant to an option granted by Merhav in August 2006. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 5.9% investment in EMG was transferred to Ampal at carrying value, which also equals fair value.

        The purchase price for the shares was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, will be paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on the earlier of September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that can be issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.” The investment in EMG is included in the energy segment.

        Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav. Because of the foregoing relationships, a special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which was retained as financial advisor to the special committee, advised the special committee on these transactions.

Review and Approval of Transactions with Management and Others

          Pursuant to its written charter and the marketplace rules of the NASDAQ Global Market, the Audit Committee must review with management and approve all transactions or courses of dealing with parties related to the Company. In determining whether to approve a related person transaction, the Audit Committee will consider a number of factors including whether the related person transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. The Audit Committee has the authority to engage independent legal, financial and other advisors. The Audit Committee has reviewed and approved the terms of each of the transactions described above.

Director Independence

          Because a “group” of shareholders (as defined under Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended) consisting of Yosef A. Maiman, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav (M.N.F.) Limited, De Majorca Holdings Ltd. and Di-Rapallo Holdings Ltd. beneficially owns more than 50% of the voting power in the Company, the Company is deemed to be a “controlled company” under the rules of the NASDAQ Global Market. As a result, we are exempt from the NASDAQ rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. The Company has an Audit Committee of the Board consisting of Messrs. Karni, Haber and Morag, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers, Inc. and the rules promulgated by the Securities and Exchange Commission. Other than the members of the Audit Committee, there are no other independent directors that serve on the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

          AUDIT FEES. The fees of Kesselman & Kesselman (“Kesselman”) CPA (ISR) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q were $276,000 and $266,000, respectively.

          TAX FEES. Kesselman’s tax fees for the fiscal years ended December 31, 2006 and December 31, 2005, were $205,000 and $209,000, respectively.

          ALL OTHER FEES - Kesselman’s fees for other services for the fiscal years ended December 31, 2006 and December 31, 2005, were $316,500 and $236,000, respectively.

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

(a) The following documents are filed as a part of this report:

Page Reference

(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2006 and 2005	28-29

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	30

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	31–32

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	33-35

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004 (included as part of the Statements of Changes in Shareholders' Equity for the respective years)	33-35

Notes to Consolidated Financial Statements	36-58

Supplementary Data:

Selected quarterly financial data for the years ended December 31, 2006 and 2005	24

(2) Financial Statement Schedules

(i) Schedule of Representative Rates of Exchange between the U.S. Dollar and New Israeli Shekel for three years ended December 31, 2006

Representative Rates of Exchange Between the U.S. Dollar and the New Israeli Shekel For the Three Years Ended December 31, 2006

The following table shows the amount of New Israeli Shekels equivalent to one U.S. Dollar on the dates indicated:

	2006	2005	2004

March 31	4.665	4.361	4.528
June 30	4.440	4.574	4.497
September 30	4.302	4.598	4.482
December 31	4.225	4.603	4.308

(ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X

Coral World International Ltd.

Report of Certified Public Accountants

Consolidated Balance Sheets as at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

Ophir Holdings Ltd.

Report of Certified Public Accountants

Consolidated Balance Sheets as at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

Ophirtech Ltd.

Report of Certified Public Accountants

Consolidated Balance Sheets as at December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

Bay Heart Ltd.
Carmel Container Systems Ltd.
C.D Packaging System Ltd.
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

3b.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 19, 2006, and incorporated herein by reference).

3c.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 19, 2006, and incorporated herein by reference).

3d.	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

3e.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal’s Form 10-K filed on March 27, 2002).

Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).

4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

4c.	English translation of the original Hebrew language Trust Deed dated November 20, 2006 between Ampal-American Israel Corporation and Hermatic Trustee (1975) Ltd. for debt offering.

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

10l.	Omnibus Agreement, dated as of December 1, 2005, between Merhav Ampal Energy Limited and Merhav (M.N.F.) Limited. (Filed as Exhibit 10l to the report on Form 10K filed on March 29, 2006)

10m.

Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israeli Ltd., Ampal Communications Limited Partnership and MIRS Communications Ltd. (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 3, 2005, and incorporated herein by reference).

10n.	Form of Option Agreement pursuant to the 2000 Incentive Plan (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 11, 2005, and incorporated herein by reference).

10o.	Form of Option Agreement for December 12, 2006 grants pursuant to the 2000 Incentive Plan.

10p.

Stock Purchase Agreement between Merhav Ampal Energy Limited and Merhav (M.N.F.) Limited, dated August 1, 2006 (Filed as Exhibit 10 of Form 8-K, filed with the SEC on August 3, 2006, an incorporated herein by reference).

10q.

Stock Purchase Agreement between Merhav Ampal Energy Limited and Merhav (M.N.F.) Limited, dated November 28, 2006 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10r.	Agreement of Certain Shareholders between Merhav Ampal Energy Ltd. and Merhav (M.N.F.) Ltd. dated August 1, 2006.

10s.

Form of Convertible Promissory Note between Ampal-American Israel Corporation and Merhav (M.N.F.) Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10t.

Form of Securities Purchase Agreement, dated as of November 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.1 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10u.

Form of Warrant Agreement, dated as of December 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.2 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10v.

Form of Registration Rights Agreement, dated as of December 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.3 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10w.

Share Sale and Purchase Agreements dated May 22, 2006, between Ampal-American Israel Corporation and Red Sea Underwater Observatory Ltd. for the sale of Coral World International Ltd. shares and Ted Sea Marinland Holdings 1973 Ltd.

10x.	English translation of the original Hebrew language Form of Employment Agreement for each of Yosef A. Maiman, Jack Bigio, Irit Eluz, Yoram Firon and Amit Mantsur.*

10y.	English translation of the original Hebrew language Employment Agreement for Giora Bar-Nir.*

*Management contract, compensatory plan or arrangement.

Exhibit 11 - Statement re Computation of Earnings Per Share

Exhibit 12 - Statement re Computation of Ratios

Exhibit 21 - Subsidiaries of the Registrant

Exhibit 23 - Consents of Experts and Counsel:

23.1	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.1

23.2	Brightman Almagor & Co., Certified Public Accountants A member firm of Deloitte Touche Tohmatsu	E-23.2

23.3	Kost Forer Gabbay & Kasierer Member of Ernst & Young Global	E-23.3

23.4	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.4

23.5	Fahn, Kanne & Co. Certified Public Accountants (Isr.)	E-23.5

23.6	Kost Forer Gabbay & Kasierer Member practice of Ernst & Young Global	E-23.6

23.7	KPMG Somekh Chaikin, Certified Public Accountants	E-23.7

23.8	KPMG Somekh Chaikin, Certified Public Accountants	E-23.8

23.9	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.9

23.10	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.10

23.11	Kost Forer Gabbay & Kasierer Member practice of Ernst & Young Global	E-23.11

Exhibit 31.1 - Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2007.

AMPAL-AMERICAN
ISRAEL CORPORATION
By:	/s/ YOSEF A. MAIMAN

Yosef A. Maiman, Chief Executive Officer and President (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN	Chairman of the Board of Directors, President & CEO	March 30, 2007

Yosef A. Maiman

/s/ JACK BIGIO	Director	March 30, 2007

Jack Bigio

/s/ LEO MALAMUD	Director	March 30, 2007

Leo Malamud

/s/ DR. JOSEPH YERUSHALMI	Director	March 30, 2007

Dr. Joseph Yerushalmi

/s/ DR. NIMROD NOVIK	Director	March 30, 2007

Dr. Nimrod Novik

/s/ YEHUDA KARNI	Director	March 30, 2007

Yehuda Karni

/s/ EITAN HABER	Director	March 30, 2007

Eitan Haber

/s/ MENAHEM MORAG	Director	March 30, 2007

Menahem Morag

/s/ IRIT ELUZ	CFO, Senior Vice President – Finance and Treasurer (Principal Financial Officer)	March 30, 2007

Irit Eluz

/s/ GIORA BAR – NIR	VP Accounting & Controller (Principal Accounting Officer)	March 30, 2007

Giora Bar-Nir

CORAL WORLD INTERNATIONAL LTD.

Consolidated Financial Statements
as of December 31, 2006

CORAL WORLD INTERNATIONAL LTD.

Consolidated financial statements
as of December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS

OF CORAL WORLD INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of “Coral World International Ltd.” (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Board of Directors and management of the Company, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral World International Ltd. as of December 31, 2006 and 2005, and the results of its operations, changes in shareholders’ equity and changes in cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Fahn Kanne & Co.
Certified Public Accountants (Isr.)

Tel-Aviv, Israel, March 22, 2007

CORAL WORLD INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	US Dollars

	December 31,
(in thousands)	2006	2005

A S S E T S

Current assets
Cash and cash equivalents (Note 2)	7,432	8,742

Accounts receivable:

Trade (Note 3)	1,358	1,167
Other (Note 4)	4,034	994
Inventories	1,880	1,867

Total current assets	14,704	12,770

Long-term investments and other debit balances

Long-term balance – related party	-	914
Investments in affiliated company (Note 5)	-	10,331

Funds in respect of employee rights upon retirement (Note 11)	1,092	901

Total long-term investments and other debit balances	1,092	12,146

Property and equipment, net (Note 6)	52,007	15,065

Deferred income taxes (Note 7)	341	472

Minority share of shareholders deficit of subsidiary	998	497

Total assets	69,142	40,950

The accompanying notes are an integral part of the consolidated financial statements.

CORAL WORLD INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

		US Dollars

		December 31,
(in thousands)		2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Credit from banking institutions (Note 8)		10,395	5,714

Accounts payable and other accruals:

Trade		2,104	1,134
Other (Note 9)		2,026	2,308

Total current liabilities		14,525	9,156

Long-term liabilities
Long-term loans (Note 10)		39,497	1,093
Deferred taxes (Note 7)		836	-
Liability for employee rights upon retirement (Note 11)		1,675	1,413

		42,008	2,506

Contingent liabilities, commitments and liens (Note 12)

Minority interests		2,766	2,424

Total long-term liabilities		59,299	14,086

Shareholders’ equity (Note 13)

A.	Management shares, $2 par value; authorized 5,000 shares; issued and outstanding 2,500 shares	5	5

B.	Management shares, $2 par value; authorized 5,000 shares; issued and outstanding 2,500 shares	5	5

C.	Preference shares, $2 par value; authorized 1,000 shares; issued and outstanding 1,000 shares	2	2

Cost of company shares held by subsidiary		(21,000)	-

Additional paid-in capital		17,550	17,550

Retained earnings		14,374	10,444

Accumulated other comprehensive loss		(1,093)	(1,142)

Total shareholders’ equity		9,843	26,864

Total liabilities and shareholders’ equity		69,142	40,950

Benjamin Kahn	Benzi Dolev
Member of the Board	CFO

Date: March 22, 2007

The accompanying notes are an integral part of the consolidated financial statements.

CORAL WORLD INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME

	US dollars

	Year ended December 31,
(in thousands, except share data)	2006	2005	2004

Admission fees	17,378	15,475	14,597

Sales in shops and cafeterias	11,109	9,793	8,841

Commissions and others	604	523	425

	29,091	25,791	23,863

Cost of sales (Note 14)	(13,753)	(13,045)	(12,663)

Gross profit	15,338	12,746	11,200

Selling expenses (Note 15)	(2,284)	(2,139)	(2,443)

General and administrative expenses (Note 16)	(6,900)	(5,730)	(6,817)

Other expense, net (Note 17)	(287)	(728)	(28)

Operating income	5,867	4,149	1,912

Financing income (expenses), net	147	(865)	(32)

Income before taxes on income	6,014	3,284	1,880

Taxes on income (Note 18)	(1,677)	(1,533)	(78)
Losses from affiliated company	-	(14)	(451)

Minority interest, net	(407)	(55)	108

Net income	3,930	1,682	1,459

Earnings per share	655	280	243

Weighted average number of shares outstanding:	6,000	6,000	6,000

The accompanying notes are an integral part of the consolidated financial statements.

CORAL WORLD INTERNATIONAL LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number & amount of shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Cost of company shares held by a subsidiary		Total

US dollars (in thousands)

Balance at January 1, 2004	12	17,550	(1,019)	7,303	-		23,846

Changes during 2004:

Net income	-	-	-	1,459	-		1,459

Translation of financial statements of subsidiaries and affiliated companies	-	-	413	-	-		413

Total comprehensive income							1,872

Balance at December 31, 2004	12	17,550	(606)	8,762	-		25,718

Changes during 2005:

Net income	-	-	-	1,682	-		1,682

Translation of financial statements of subsidiaries and affiliated companies	-	-	(536)	-	-		(536)

Total comprehensive income							1,146

Balance at December 31, 2005	12	17,550	(1,142)	10,444	-		26,864

Changes during 2006:

Net income	-	-	-	3,930	-		3,930

Translation of financial statements of subsidiaries and affiliated companies	-	-	49	-	-		49

Total comprehensive income							3,979

Cost of company shares held by subsidiary	-	-	-	-	(21,000	)(*)	(21,000)

Balance at December 31, 2006	12	17,550	(1,093)	14,374	(21,000)		9,843

(*)      See Note 1B.

The accompanying notes are an integral part of the consolidated financial statements.

CORAL WORLD INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Cash flows from operating activities:

Net income for the year	3,930	1,682	1,459

Adjustments required to reflect cash flows from operations:

Depreciation and amortization	2,849	2,799	4,075
Increase in liability for employee rights upon retirement	136	303	484
Deferred taxes	836	221	(618)
Loss from affiliated company	-	14	451
Capital loss (gain) on sale of property and equipment, net	(11)	1	28
Minority interest, net	407	55	(108)
Exchange differences of long-term loan	(1,060)	(57)	223

Decrease (increase) in accounts receivable:
Trade	(98)	(98)	191
Other	(574)	(225)	(205)

Decrease (increase) in inventories	56	348	(297)

Increase (decrease) in accounts payable and other accruals:
Trade	709	246	(186)
Other	(518)	428	(290)

Net cash flows provided by operating activities	6,662	5,717	5,207

Cash flows from investing activities:

Purchase of property and equipment	(11,345)	(801)	(536)
Investment in projects	-	-	(180)
Loans to affiliated companies	144	(5,391)	(1,579)
Proceeds from sale of property and equipment	33	6	47
Decrease (increase) in funds in respect of employee rights upon retirement	(110)	138	(546)
Acquisition of subsidiary (Appendix A)	1,168	-	-

Net cash flows used in investing activities	(10,110)	(6,048)	(2,794)

Cash flows from financing activities:

Credit and short-term loans from banking institutions, net	7,722	(524)	(16)
Receipt of long-term credit from banking institutions	20,303	-	-
Repayment of long-term credit from banking institutions	(5,333)	(1,347)	(1,329)
Cost of company shares held by subsidiary	(21,000)	-	-

Net cash flows provided by (used in) financing activities	1,692	(1,871)	(1,345)

Effect of exchange rate changes on cash and cash equivalents	446	(160)	57

Increase in cash and cash equivalents	(1,310)	(2,362)	1,125

Balance of cash and cash equivalents - beginning of the year	8,742	11,104	9,979

Balance of cash and cash equivalents - end of the year	7,432	8,742	11,104

The accompanying notes are an integral part of the consolidated financial statements.

CORAL WORLD INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Appendix A: Acquisition of subsidiary

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Working capital (excluding cash and cash equivalents, net)	(2,233)	-	-
Property and equipment, net	(27,384)	-	-
Investment in an affiliated company	11,998	-	-
Long-term bank loans	19,285	-	-
Minority interest	(498)	-	-

	1,168	-	-

Supplementary disclosure of cash flow information

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Interest	1,756	312	419

Income taxes	1,967	120	586

The accompanying notes are an integral part of the consolidated financial statements.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

	A.	General

1.

Coral World International Ltd. (hereinafter – “CWI”) was incorporated on December 3, 1987 under the laws of the Island of Guernsey, Channel Islands, for purposes of owning and operating marine parks in various locations. Until May 2006, CWI was owned 50% by Ampal-American Israel Corporation and 50% by Marine Parks Holding Ltd. During May 2006, the subsidiary Red Sea Underwater Observatory Ltd. (hereunder: “RSUO”), paid an amount of NIS 94,500 thousand (US$ 21 million) to Ampal-American Israel Corporation in respect of its shares.

In 2005, the subsidiary held 40% of the shares in Palma Aquarium Holdings B.V. (hereinafter: “Palma”) during the third quarter of 2006 purchased an additional 15% of Palma in an amount of €852 thousand. Since that date, the financial statements of Palma are consolidated with those of the Company.

As used in these financial statements, the term “Company” refers to Coral World International Ltd. and its subsidiaries.

A list of the Company’s investees can be found in the Appendix at the end of these financial statements.

		2.	Functional currency

The accompanying financial statements have been prepared in US dollars (“dollars” or “$”). Substantially all of the revenues of CWI’s subsidiaries are received, and substantially all of their operating costs are incurred, in local currencies. The functional currency of CWI is the US dollar and the functional currencies of its subsidiaries are the local currencies in which each such entity operates. The financial statements of the subsidiaries are translated into US dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (“FAS”) No. 52 of the Financial Accounting Standards Board of the United States (“FASB”). Assets and liabilities are translated from the local currencies to dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year.

Gains or losses resulting from translation are included under the caption “accumulated other comprehensive loss”.

	Year ended December 31,
	2006	2005	2004

Exchange rates of certain currencies to the US dollar

- New Israeli shekel	0.237	0.217	0.232

- Australian dollar	0.790	0.734	0.779

- Euro	1.317	1.183	1.364

3.	Accounting principles

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

4.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (cont.)

	B.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. In these financial statements, the term “subsidiary” refers to a company in which the Company exerts control of more than 50% and the financial statements of which are consolidated with those of the Company. Significant intercompany transactions and balances were eliminated in the consolidation; profits from intercompany sales, not yet realized outside the Group, were also eliminated.

	C.	Cash and cash equivalents

The Company considers all highly liquid investments to be cash equivalents. These include short-term (up to three month) bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity of not more than three months.

	D.	Concentration of credit risks – allowance for doubtful accounts

Most of the Company’s revenues are earned in Israel, Australia and Hawaii, and derive from a large number of customers.

In general, the exposure to the concentration of credit risks relating to trade receivables is limited, due to the relatively large number of customers and their wide geographic distribution.

The allowance for doubtful debts is calculated specifically for each debt, the collection of which is considered by management to be doubtful.

	E.	Inventories

Inventories are mainly jewelry, souvenirs and other goods, and are stated at the lower of cost or market. Cost is determined on the “first-in first-out” basis.

	F.	Investment in affiliated company

Investments in companies in which the Company has significant influence (ownership interest of between 20% and 50%) but less than a controlling interest, which are not subsidiaries, are accounted for by the equity method. Revenues from intercompany sales, not yet realized outside of the Company, were eliminated.

	G.	Property and equipment

Property and equipment are stated at cost, net of related investment grants. The assets are depreciated by the straight-line method, on the basis of their estimated useful life.

The Company’s property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (cont.)

	H.	Deferred income taxes

Deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the tax rates expected to be in effect at the time when these differences reverse. Valuation allowances in respect of the deferred tax assets are provided if, based upon the weight of available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized.

As stated in Note 18D, the Israeli subsidiary has been granted “approved enterprise” status and, accordingly, upon distribution of dividends by this subsidiary to the Company, such dividends may be subject to tax. The Company does not intend on causing dividend distribution from this subsidiary. Accordingly, no additional tax has been taken into account in respect of such dividends.

Taxes which would apply in the event of disposal of investments in subsidiaries (all foreign subsidiaries) have not been taken into account in computing the deferred taxes, as it is the Company’s policy to continue holding these investments, not to realize them.

	I.	Revenue recognition

		1.	Revenue from admission fees is recognized upon entrance of visitors to sites managed by the Company’s subsidiaries.

		2.	Revenue from sales of merchandise is recognized when merchandise is supplied to the customer.

		3.	Revenue from commissions is recognized upon sale of the “attraction” in respect of which the commission is received.

	J.	Advertising expenses

Advertising expenses are charged to income as incurred.

	K.	Foreign currency transactions and balances

Balances denominated in, or linked to, foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statement of income, the exchange rates at transaction dates are used. Transaction gains or loses arising from changes in the exchange rates used in the translation of such balances are carried to financial income or expenses.

	L.	Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of all management and preferred shares outstanding during the year.

Diluted earnings per share are not presented, since the Company has no potential shares.

	M.	Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (cont.)

	N.	Comprehensive income (loss)

Comprehensive income (loss), presented in shareholders’ equity, includes, in addition to net income (loss), translation adjustments of financial statements of subsidiaries and affiliated companies.

	O.	Recently issued accounting pronouncements

FAS 155 “Accounting for Certain Hybrid Financial Instruments”

In February 2006, the FASB issued FAS 155, Accounting for certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140. This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

This statement shall be effective for all financial instruments acquired or issued, or subject to remeasurement (new basis) after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided that no interim period financial statements have been issued for the financial year.

The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

FAS 156 “Accounting for Servicing of Financial Assets”

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets” (FAS 156). The statement amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with FAS No. 140, FAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract. However, the Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company plans to adopt FAS 156 at the beginning of 2007 and does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

FIN 48 “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

The Company does not expect the adoption of this Statement to have a material impact on its financial position and results of operations.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES (cont.)

	O.	Recently issued accounting pronouncements (cont.)

FAS 157 “Fair Value Measurements”

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position and results of operations.

FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FAS Statements No. 87, 88, 106 and 132(R)”

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FAS Statements No. 87, 88, 106 and 132(R)”. FAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year end and expands disclosures. The recognitions and disclosures under FAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, for non-public entities. A non-public entity is also required to certain disclosures in the notes to the financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007. The new measurement date is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of FAS No. 158 on its financial position and results of operations.

FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This pronouncement permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

NOTE 2 –	CASH AND CASH EQUIVALENTS

Composition:

	US dollars

	December 31,
(in thousands)	2006	2005

NIS	109	251
US dollar	3,696	4,019
Australian dollar	1,494	1,858
Euro	2,133	2,614

	7,432	8,742

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	TRADE ACCOUNTS RECEIVABLE

Composition:

	US dollars

	December 31,
(in thousands)	2006	2005

Open accounts	682	540
Credit card companies	619	555
Post-dated checks	89	102

	1,390	1,197

Less – allowance for doubtful debts	(32)	(30)

	1,358	1,167

NOTE 4 –	OTHER ACCOUNTS RECEIVABLE

	US dollars

	December 31,
(in thousands)	2006	2005

Employees	118	151
Institutions	2,614	46
Prepaid expenses	698	459
Deferred taxes	35	30
Loan to minority in consolidated company (*)	100	-
Others	469	308

	4,034	994

	(*)	Represents an amount denominated in US dollars bearing interest at a rate of 6.63% per annum. The loan maturity is during fiscal year 2007.

NOTE 5 –	INVESTMENT IN AFFILIATED COMPANY

	A.	Palma Aquarium Holding B.V. (Palma)

In 2005, the subsidiary held 40% of the shares in Palma and during the third quarter of 2006 purchased an additional 15% of Palma in an amount of €852 thousand. Since that date, the financial statements of Palma are consolidated with those of the Company.

The balance of the investment in Palma as of December 31, 2005 was US$ 10,331 thousand, of which US$ 10,744 thousand is in respect of a loan granted to Palma in stages, from 2002 to 2005.

Summary financial information of Palma:

	US dollars

	December 31,
(in thousands)	2006	2005

Current assets	-	4,811
Property and equipment	-	17,030
Other assets	-	3,450

Total assets	-	25,298

Total liabilities	-	26,328

B.	See Note 17 regarding an affiliated company held by the Company in the past.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6 –	PROPERTY AND EQUIPMENT, NET

	A.	Composition:

	US dollars

	December 31,
(in thousands)	2006		2005

Buildings & installations	77,475		37,669
Machinery, equipment and sailing vessels	3,278		3,181
Office equipment & furniture	1,870		1,678
Motor vehicles	213		207

	82,836		42,735

Less – accumulated depreciation	(30,829)		(27,670)

	52,007	(*)	15,065

In the years ended December 31, 2006, 2005 and 2004, depreciation expenses were US$ 2,849 thousand, US$ 2,799 thousand and US$ 3,052 thousand, respectively, and additional equipment was purchased in amounts of US$ 11,298 thousand, US$ 801 thousand and US$ 536 thousand, respectively.

	(*)	In respect of property and equipment of a subsidiary acquired during 2006, see Consolidated Statements of Cash Flows – Appendix A.

B.	Leased lands

1.

The Eilat park is located on land leased by Red Sea Underwater Observatory Ltd. (RSUO), under an agreement with the Israel Lands Administration, for a period of 49 years, from October 20, 1974 until October 19, 2023, with an option for an additional 49 years.

Under another lease agreement with the Israel Lands Administration, RSUO leased a plot in the Eilat Tourist Center for a 49 year period, from May 5, 1991 until May 4, 2040, with an option for another 49 year period. RSUO erected a store on the plot, covering an area of 24 square meters.

	2.	The marine park in Perth, Australia is located on a parcel of land leased from the Australian Government for a 21-year period, beginning in 1987, with an option for an additional 21-year period.

Exercise of the option has been approved by the Company’s board of directors and is currently in the process of being implemented.

C.	Depreciation rates

%

Buildings and installations	4

Machinery, equipment and sailing vessels (mainly 10%)	6 – 20

Office equipment and furniture (mainly 20%)	5 – 33

Motor vehicles	15

D.	Liens – See Note 12B.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7 –	DEFERRED INCOME TAXES

	A.	Deferred income taxes:

	US dollars

	December 31,
(in thousands)	2006	2005

Short-term deferred tax assets – net:

Provisions for employee related obligations	35	30
Other	-	-

	35	30

Valuation allowance – in respect of carryforward losses and deductions that may not be utilized	-	-

	35	30

Long-term deferred tax assets (liabilities) – net:

Property, plant and equipment	(1,076)	(2,435)
Provisions for employee related obligations	156	139
Timing difference for long-term and carryforward losses and deductions	196	2,558
In respect of tax losses of an “approved enterprise” carried forward	229	210

	(495)	472
Valuation allowance – in respect of carryforward losses and deductions that may not be utilized	-	-

	(495)	472

	(460)	502

B.	Presented in the balance sheet as follows:

	US dollars

	December 31,
(in thousands)	2006	2005

Current assets	35	30
Long-term assets	341	472
Long-term liabilities	(836)	-

	(460)	502

C.	Carryforward tax losses

Carryforward tax losses of an Israeli subsidiary as of December 31, 2006 amount to US$ 2 million.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 –	CREDIT FROM BANKING INSTITUTIONS

	A.	Composition:

		US dollars

	Interest rate as of	December 31,
(in thousands)	2006	2006	2005

	%
Bank credit – unlinked	5.25	1,397	566
Short-term loans – unlinked	6.5	71	109
Short-term loans – dollar linked	5.8	7,000	-
Current maturities of long-term loans		1,927	5,039

		10,395	5,714

	B.	Lines of credit

Unutilized short-term credit lines of the Company and its subsidiaries as of December 31, 2006, totaled US$ 3,023 thousand.

	C.	Liens – see Note 12B.

NOTE 9 –	ACCOUNTS PAYABLE AND ACCRUALS – OTHER

Composition:

	US dollars

	December 31,
(in thousands)	2006	2005

Advances from customers	107	59
Employees and institutions in respect thereof	947	671
Institutions	284	1,118
Accrued expenses	529	193
Others	159	267

	2,026	2,308

NOTE 10 –	LONG-TERM LOANS

	A.	Composition:

		US dollars

	Interest rate as of	December 31,
(in thousands)	2006	2006	2005

	%

Banks –

Euro (1)	Euribor+1.75	17,748	239
US dollar (2)	Libor+1.6	5,933	4,800
US dollar (3)	Libor+2.25	10,000	-
Australian dollar	7.65	575	773

Shareholders of consolidated companies – Euro	Libor+1.875	7,168	320

		41,424	6,132

Less: current maturities		(1,927)	(5,039)

		39,497	1,093

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 –	LONG-TERM LOANS (cont.)

A.	(cont.)

1.

A Euro loan in an amount of € 13,464 thousand, repayable in 39 equal quarterly installments commencing in March 2008, and one quote of 20% of the total on the date of expiration. In connection with this loan, a subsidiary undertook the following conventions: - Debt service cover ratio (RCSD):1.25 during the entire period of operations.

2.

A dollar loan in an amount of US$6,000 thousand, payable in equal monthly installments commencing in November 2006. The Credit Agreement requires the subsidiary to comply with certain financial conditions, including (a) Debt Service Coverage Ratio of not less than 3.0 to one; (b) Adjusted Equity of not less than $6,000,000 as of December 31, 2006 and $7,000,000 as of December 31, 2007 and thereafter; (c) Net Cash Reserve of not less than $1,000,000. As of December 31, 2006, the Company has complied with the financial covenants contained in the Credit Agreement. An ALTA-insured first mortgage and a first lien on all leases, rents, other income, and tangible property are pledged as collateral under the terms of this Agreement.

3.

A dollar loan in an amount of US$10,000 thousand, repayable in four equal annual installments commencing in September 2007. In connection with this loan, the subsidiary undertook that during the initial loan utilization period, its total tangible shareholders’ equity (as defined below) would not fall below NIS 100 million (US$23.7 million) and that it would not fall below 25% of the Company’s consolidated balance sheet, as presented in the Company’s consolidated financial statements.

The term “tangible shareholders’ equity” is defined as its paid-in capital, plus retained earnings, plus capital notes and various capital reserves, plus the balance of shareholder loans to the Company and/or loans granted to the Company on behalf of shareholders (including loans taken by the Company from the bank against deposits made by shareholders or anyone on behalf of the shareholders), less the balance of loans granted to shareholders, less the value of intangible assets such as goodwill, patents, etc., less investments in the Company.

The subsidiary undertook that during the initial utilization period of the loan, it will be in possession of a shareholders loan in an amount of US$6 million that was placed/will be placed at the disposal of the Company, including funds deriving from interest and linkage on these loans. For purposes of this item, a loan taken by the Company against deposits made in Union Bank by shareholders or parties on their behalf will be considered as a shareholders loan.

As of the date of the financial statements, the subsidiary was in compliance with the aforementioned undertaking.

B.	Maturity dates:

US dollars

December 31, 2006

First year – current maturities	1,927
Second year	4,270
Third year	4,354
Fourth year and thereafter	23,705

34,256

No repayment date has been set	7,168

41,424

C.	Liens – see Note 12B.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11 –	LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENTS

A.

Israeli labor laws generally require payment of severance pay upon dismissal of an employee or upon termination by the employee of employment in certain other circumstances. The severance pay liability of the Company to their employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary (one month’s salary for each year worked), and is partly funded by insurance policies and by regular deposits with recognized severance pay funds.

The Company may make withdrawals from the amounts funded only for the purpose of paying severance pay.

Consolidated subsidiaries in Australia deposit 8% of their employees’ salaries into recognized pension funds. This is the minimum required by Australian law.

B.	The liability for employee severance pay includes, as of December 31, 2006, an amount of US$ 569 thousand, which represents the liability to a former employee.

This debt is being paid-off in fixed monthly installments and is expected to be totally repaid through 2017.

C.	Retirement plan

On January 1, 2003, the Hawaiian subsidiary adopted a 401(k) retirement savings plan for all eligible employees who satisfy age and length of service requirements. Eligible employees may make annual contributions limited to the total amount deductible under applicable provisions of the Internal Revenue Code.

On January 1, 2005, the Hawaiian subsidiaries amended the 401(k) retirement savings plan to include a Cash or Deferred Profit Sharing Plan as authorized under the Internal Revenue Code. Employer contributions to this plan amounted to US$ 36,306 and US$ 34,597 for 2006 and 2005, respectively.

NOTE 12 –	CONTINGENT LIABILITIES, COMMITMENTS AND LIENS

A.	Commitments

	1.	Agreement with the Israel Nature Reserve Authority

RSUO entered into an agreement with the Israel Nature Reserve Authority (hereafter: “the Authority”) on February 26, 1973, whereby the RSUO received sole rights to build a tourist site in the Eilat Nature Reserve and the right of first refusal should the Authority grant permission to set up another underwater observatory in the Red Sea. The agreement has been amended several times, in light of RSUO’s requests to expand the park and to add additional attractions. The last such amendment was on December 1, 1992.

RSUO’s agreement with the Authority is subject to the lease agreement between the Company and the Israel Lands Administration regarding the area in which the site is located (see Note 6B).

Under the agreement, RSUO undertook to implement reasonable steps to ensure that nothing would be done at the site that would cause damage to or be of a nuisance to the public. RSUO is responsible for any third party damage inflicted in the area of the site and for any damage or injury caused to the Authority, any of its employees or agents at the site or at any other place as a result of performance of RSUO’s work at the site or resulting from the operation of the site, if the damages were caused by RSUO, its employees or agents or by any visitors to the site.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 –	CONTINGENT LIABILITIES, COMMITMENTS AND LIENS (cont.)

A.	Commitments (cont.)

	1.	Agreement with the Israel Nature Reserve Authority (cont.)

Under the agreement, RSUO has to operate a site in the Eilat park seven days a week.

The agreement is unlimited in time and leaves no room for the Authority to initiate any changes in the consideration RSUO is required to pay for its license under the agreement. Should RSUO wish to add certain activity to its activities in the Eilat park, it will have to obtain permission to do so from the Authority.

In consideration for the license under the agreement, RSUO pays the Authority, as of the balance sheet date, the following:

		a.	5.0% of the price of net admission revenue to the Eilat park.

		b.	2.5% of the receipts from restaurants and souvenir sales.

		c.	4% of the receipts from cruises.

		d.	US$ 25,000 per annum as participation in the expenses of the Authority to employ a marine biologist engaged in the field of nature conservation.

	2.	Agreements to sell “attractions”

A subsidiary entered into agreements to set up “attraction counters” (hereinafter – “usage rights agreements”). Under the usage rights agreements, the subsidiary rents space in which it will set up an attraction counter in the lobby of a hotel or a shopping mall, at which it will sell tickets to the Eilat Park and to other attractions in and around Eilat. The rental fee is computed as a percentage of sales, a flat fee, or some combination of the two methods. The subsidiary receives a commission on the sale of tickets to attractions.

B.	Liens

1.

A floating charge in an unlimited amount was registered by RSUO on all of its assets and on all income from the mortgaged assets, in favor of the State of Israel, to secure the repayment of investment grants received under the terms of the Israeli Law for the Encouragement of Capital Investment – 1959.

2.

A specific charge was registered on all RSUO’s property rights in the “Oceanarium” project within the underwater observatory in Eilat, block 40032, part of parcel 2, lot “a”, in favor of the First International Bank of Israel.

3.

A floating charge was registered on all the assets of Maui Ocean Center, Inc. (MOC), on the income from all the mortgaged assets and on all the subsidiary’s rights under agreements and insurance policies, in favor of Bank of Hawaii, in respect of a loan granted by the bank to MOC. As of December 31, 2006, the balance of the loan secured by this charge was $ 5,933 thousand.

4.

A fixed charge, unlimited in amount, was registered on all the equipment, documents, securities and intangible property rights of the Australian subsidiaries and a floating charge, unlimited in amount on all the assets of those companies, in favor of a bank, to secure the repayment of loans from that bank. As of December 31, 2006, the balance of the loans secured by these charges was $ 554 thousand.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 –	CONTINGENT LIABILITIES, COMMITMENTS AND LIENS (cont.)

	C.	Contingent liabilities

Investment grant

Certain of RSUO’s installations have received “approved enterprise” status under the Law for the Encouragement of Capital Investment – 1959. Should RSUO not be able to prove that the investments it made were carried out in accordance with the terms of the approved plans, the Israel Investment Center is entitled to demand repayment of the investment grants received, plus interest and linkage differentials from the date the grants were received. Furthermore, RSUO will have to repay any tax benefits it received (accelerated depreciation and lower tax rates). As of the date of the preparation of the financial statements, RSUO has not received all the final permits from the Investment Center. In the opinion of RSUO management, RSUO is in compliance with the stipulated terms.

NOTE 13 –	SHAREHOLDERS’ EQUITY

A.

The “A” and “B” management shares are the only voting shares and hold equal voting rights. The holders of a majority of the “A” management shares elect one-half of the Board and the holders of a majority of the “B” management shares elect the other half. The “C” Preference Shares have no rights except to receive dividends, if declared.

	B.	See Note 1A.

NOTE 14 –	COST OF SALES

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Payroll and related expenses	4,435	3,780	3,800
Depreciation and amortization	2,464	2,393	2,644
Consumption of inventory	4,317	4,113	3,354
Royalties to the Nature Reserves Authority (*)	262	220	233
Others	2,275	2,539	2,632

	13,753	13,045	12,663

(*)	See Note 12A1.

NOTE 15 –	SELLING EXPENSES

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Advertising	1,112	1,091	1,391
Payroll and related expenses	674	626	641
Others	498	422	411

	2,284	2,139	2,443

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 16 –	GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Payroll and related expenses	3,324	3,256	3,085
Depreciation and amortization	399	406	1,458
Others	3,177	2,068	2,274

	6,900	5,730	6,817

NOTE 17 –	OTHER EXPENSES, NET

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Gain on sale of fixed assets	15	1	18
Loss from disposal of investment in an affiliated company (*)	-	(145)	(46)
Severance pay to a former employee (see Note 11B)	-	(584)	-
Expenses for prior years	(302)	-	-

	(287)	(728)	(28)

(*)

In 1999, RSUO, together with others, established a company named Amazing World Ltd. (hereinafter – “Amazing”), which set up a tourist attraction in Eliat. RSUO held 33% of the share capital of Amazing.

During 2004, Amazing was liquidated. In 2005 and 2004, RSUO paid amounts of US$ 145 thousand and US$ 46 thousand, respectively, in excess of its investment in Amazing.

As at December 31, 2005, RSUO does not have any liabilities or guarantees in respect to Amazing.

NOTE 18 –	TAXES ON INCOME

A.	Composition:

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Current taxes	(961)	(1,182)	(619)
Deferred taxes	(836)	(221)	762
Previous years	120	(130)	(221)

	(1,677)	(1,533)	(78)

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 18 –	TAXES ON INCOME (cont.)

B.	Reconciliation of income tax presented in the financial statements to the theoretical tax computed at the average tax rate in the countries in which the Company operates:

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Income before taxes on income	6,014	3,284	1,880

Average tax rate	0%	0%	0%

Taxes on income at statutory tax rates	-	-	-

Amounts in respect of which no deferred taxes were recorded	-	(139)	(1,150)
Capitalized income	(106)	397	204
Benefit granted in respect of Eilat residency	-	(77)	(83)
Income from “approved enterprise”	-	-	-
Capital gain	5	51	(6)
Non-deductible expenses	111	40	12
Taxes in respect of prior years	(120)	130	221
Tax rate differentials	2,061	1,117	905
Other differentials including those in respect of the Israeli Inflationary Tax Law	(274)	14	(25)

	1,677	1,533	78

C.	Tax assessments

RSUO has received tax assessments that are considered final, for the years up to and including the 2002 tax year. The other subsidiaries have not been assessed since incorporation.

D.

The provision in RSUO’s balance sheet was computed based on the fact that some of RSUO’s installations were recognized as “approved enterprises” and are entitled to reduced tax rates and accelerated depreciation for stipulated periods of time, in accordance with the Israeli Law for the Encouragement of Capital Investments – 1959. The following is a tabulation of the benefits granted under the approved plan:

	1.	Approved plan

Date of permit (including addendum)	Benefits track	Status	First benefit year

20.9.95	Grants	Final implementation report submitted	Not yet begun

2.	Accelerated depreciation

RSUO was entitled to accelerated depreciation in respect of buildings and equipment of approved enterprises at rates of 400% and 200% of the ordinary depreciation rates on these assets, respectively, for the first five years of the operation of the assets.

3.	Reduced tax rates

RSUO was liable for corporate tax at a rate of 10% (instead of 35%) on the taxable income attributable to the approved enterprises under the “grants” track for the entire benefits period, subject to the percentage of RSUO held by foreign investors.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 19 –	TRANSACTIONS WITH RELATED AND INTERESTED PARTIES

A.	Balances

	US dollars

	December 31,
(in thousands)	2006	2005

Long-term balance – related party	-	914

B.	Transactions

	US dollars

	Year ended December 31,
(in thousands)	2006	2005	2004

Participation of related parties in expenses	-	128	138

NOTE 20 –	ADDITIONAL INFORMATION REGARDING FINANCIAL INSTRUMENTS

A.

The Company has financial assets which include, inter alia, cash and cash equivalents and accounts receivable and other debit balances, and financial liabilities which include, inter alia, short and long-term credit from banking institutions and other accounts payable.

The fair value of the financial instruments included in the financial statements of the Company does not materially differ from their value as presented in the financial statements.

B.

The interest risk is the risk involved in changes in interest rates and the effect of such changes on the financial instruments presented as part of the short and long-term liabilities. See Notes 8 and 10.

C.	The Company operates internationally, which gives rise to exposure to risks from changes in foreign exchange rates in relation to the functional currencies of the applicable subsidiaries.

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 21 –	SEGMENT DATA

Geographic segments:

	US dollars

(in thousands)	Year ended December 31, 2006

	Israel	Netherlands(*)	U.S.A.	Australia	Others	Adjustments	Total

Revenues	9,543	-	13,623	5,925	400	(400)	29,091

Operating income	764	101	3,893	802	307	-	5,867

Financing income (expenses), net	(80)	(285)	345	172	(5)	-	147

Net income (loss)	695	(184)	2,738	789	303	(411)	3,930

Short-term liabilities	10,356	2,342	526	730	777	(2,285)	12,446

Long-term liabilities	11,675	31,249	8,726	575	760	(9,050)	43,935

Capital investments	289	10,389	371	296	-	-	11,345

Depreciation and amortization	464	-	1,773	612	-	-	2,849

(*)	Including Palma Aquarium Holding B.V. See Notes 5 and 18.

	US dollars

(in thousands)	Year ended December 31, 2005

	Israel	Netherlands	U.S.A.	Australia	Others	Adjustments	Total

Revenues	8,777	-	12,304	4,710	400	(400)	25,791

Operating income (loss)	600	(193)	3,077	503	162	-	4,149

Financing income (expenses), net	(9)	(50)	(900)	127	(33)	-	(865)

Net income (loss)	(213)	(243)	1,726	352	124	(64)	1,682

Short-term liabilities	2,996	510	514	788	1,415	(2,106)	4,117

Long-term liabilities	1,652	320	7,264	773	-	(2,464)	7,545

Capital investments	246	-	352	203	-	-	801

Depreciation and amortization	456	-	1,745	598	-	-	2,799

CORAL WORLD INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 21 –	SEGMENT DATA (cont.)

Geographic segments (cont.):

	US dollars

(in thousands)	Year ended December 31, 2004

	Israel	Netherlands	U.S.A.	Australia	Others	Adjustments	Total

Revenues	8,119	-	11,049	4,695	400	(400)	23,863

Operating income (loss)	438	(924)	2,209	298	(109)	-	1,912

Financing income (expenses), net	(74)	(30)	30	35	7	-	(32)

Net income (loss)	(95)	(954)	2,611	390	(103)	(387)	1,462

Short-term liabilities	3,506	24	466	706	1,438	(1,936)	4,204

Long-term liabilities	2,231	356	7,909	1,116	-	(2,509)	9,103

Capital investments	259	180	106	171	-	-	716

Depreciation and amortization	614	892	1,941	628	-	-	4,075

Assets serving the segments:

	US dollars

	December 31,
(in thousands)	2006	2005	2004

Israel	8,375	15,364	14,441
U.S.A.	20,700	21,291	22,982
Australia	6,997	7,038	7,272
Netherlands	42,992	83	144
Adjustments	(9,922)	(2,826)	(3,714)

	69,142	40,950	41,125

CORAL WORLD INTERNATIONAL LTD.

Appendix to the Financial Statements

List of Investee

	Percentage Control and ownership

List of Investee Companies	2006	2005

	%	%

Subsidiary companies

Red Sea Underwater Observatory Ltd.	86.152	86.152

Maui Ocean Center Inc.	100	100

Coral World Australia Pty Ltd.	100	100

Coral World Australia Management Pty Ltd.	100	100

Coral World Management Ltd.	100	100

Attractions Reservoir Ltd.	100	100

Vista Historica B.V.	75	75

Palma Aquarium Holdings B.V.	55	40

Palma the Mallorca Aquarium S.A.	100	100

Coral World Bahamas Hotels (1984) Limited	100	100

Red Sea Marineland Holding (1973) Ltd.	42.85	42.85

Red Sea Underwater Observatory Ltd.	13.848	13.848

OPHIR HOLDINGS LTD.
(An Israeli Corporation)
2006 ANNUAL REPORT

OPHIR HOLDINGS LTD.

2006 ANNUAL REPORT

REPORT OF INDEPENDENT AUDITORS

To the shareholders of

OPHIR HOLDINGS LTD.

We have audited the consolidated financial statements of Ophir Holdings Ltd. and its subsidiaries (the “Company”): balance sheets as of December 31, 2006 and 2005 and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the consolidated results of operations and cash flows of the Company for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in Israel.

As explained in note 1b, the financial statements referred to above are presented in new Israeli shekels, in conformity with accounting standards issued by the Israel Accounting Standards Board.

Accounting principles generally accepted in Israel vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 13 to the consolidated financial statements.

Tel-Aviv, Israel 29 March, 2007	Kesselman & Kesselman Certified Public Accountants (Isr.)

OPHIR HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

		December 31
	Note	2006	2005
		NIS in thousands (see note 1b)

A s s e t s
CURRENT ASSETS :	11
Cash and cash equivalents	1j	1,325	2,396
Short term investments			25,018
Accounts receivable:
Related parties		7,732	54,952
Other	12a	2,080	11,062

T o t a l current assets		11,137	93,428

LAND - BUSINESS INVENTORY	1e;7(2)	13,048	13,048

INVESTMENTS:
Associated companies	3	157,774	157,248
Other companies	4;7		1,387
Loan to related party	10b	967	8,306

		158,741	166,941

		182,926	273,417

(
——————————————
(
DIRECTORS	(
(
——————————————
(

Date of approval of the financial statements: March 29, 2007

		December 31
	Note	2006	2005
		NIS in thousands (see note 1b)

Liabilities and shareholders' equity
CURRENT LIABILITIES:	11
Bank credit and loans
(mainly current maturities)	12b		3,834
Accounts payable and accruals	12c	2,298	4,245

T o t a l current liabilities		2,298	8,079

LONG-TERM LIABILITIES:	11
Bank loans (net of current maturities)	5		22,552
Capital notes to an associated company	6	151,601	151,601
Capital note to related party	6	1,069	1,069
Payables in respect of acquisition of land -
business inventory	7(2)	11,894	11,894

T o t a l long-term liabilities		164,564	187,116

T o t a l liabilities		166,862	195,195

COMMITMENTS	7
MINORITY INTEREST		24	25
SHAREHOLDERS' EQUITY	8	16,040	78,197

		182,926	273,417

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Note	2006	2005	2004
		NIS in thousands (see note 1b)

REVENUES AND GAINS:
From lease of buildings			3,649	6,737
Share in profits (losses) of associated companies - net	3	(475)	651	(1,150)
Gain from sale and increase in value of marketable
securities- net		186	1,815	2,183
Gain from sale of other investment		326
Dividend received from other companies			79	11,623
Management fees from related parties	10a			433
Financial income - net	10a;12f	922	183
Others			240	2,141

		959	6,617	21,967

EXPENSES AND LOSSES:
Operating cost of leased buildings (including
depreciation)			1,909	2,703
Impairment of investments in associated companies
and other companies	3;4	452	4,571	950
General and administrative expenses - net	10a	806	2,314	1,480
Loss from sale of investments in associated companies			1,618
Loss (gain) from sale of real estate			7,519	(535)
Financial expenses - net	10a;12f			700
Others			106

		1,258	18,037	5,298

INCOME (LOSS) BEFORE TAXES ON INCOME		(299)	(11,420)	16,669
TAXES ON INCOME (TAX SAVING)	9c	(141)	(5,255)	2,374

INCOME (LOSS) AFTER TAXES ON INCOME
(TAX SAVING)		(158)	(6,165)	14,295
MINORITY INTEREST SHARE IN LOSSES OF
A SUBSIDIARY		1		1

NET INCOME (LOSS) FOR THE YEAR		(157)	(6,165)	14,296

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Share capital	Capital surplus	Appropriation for distribution of dividend subsequent to balance sheet Date	Retained earnings (accumulated deficit)	Total
	NIS in thousands (see note 1b)

BALANCE AT JANUARY 1, 2004	2,832	80,468		127,686	210,986
CHANGES DURING 2004:
Net income				14,296	14,296
Dividend paid				(30,000)	(30,000)
Appropriation for distribution of dividend
subsequent to balance sheet date			90,830	(90,830)

BALANCE AT DECEMBER 31, 2004	2,832	80,468	90,830	21,152	195,282
CHANGES DURING 2005:
loss				(6,165)	(6,165)
Dividend paid		(5,103)	(90,830)	(14,987)	(110,920)
Appropriation for distribution of dividend
subsequent to balance sheet date		(55,000)	55,000

BALANCE AT DECEMBER 31, 2005	2,832	20,365	55,000	-,-	78,197
CHANGES DURING 2006:
loss				(157)	(157)
Dividend paid, see note 8b		(7,000)	(55,000)		(62,000)
Appropriation for distribution of dividend
subsequent to balance sheet date, see note 8c		(10,300)	10,300

BALANCE AT DECEMBER 31, 2006	2,832	3,065	10,300	(157)	16,040

The accompanying notes are an integral part of the consolidated financial statements.

(Continued) - 1

OPHIR HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005	2004
	NIS in thousands (see note 1b)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the year	(157)	(6,165)	14,296
Adjustments to reconcile net income (loss) to net cash flows provided by operating
activities (a)	(2,306)	8,820	(3,032)

Net cash provided by operating activities (used in operating activities)	(2,463)	2,655	11,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in other companies	362	75,289	21,242
Proceed from sale of Associated Company		32,564
Proceed from sale of leased buildings, net (b)	9,437	42,397	7,847
Investment in associated companies (including capital notes and loans - net)	(650)	(746)	(499)
Investments in other companies	(391)	(496)	(549)
Short term investments, net	25,204	(25,073)	(196)
Other	1,289		1,935

Net cash provided by investing activities	35,251	123,935	29,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term bank loans- net	(26,352)	(42,172)	(8,382)
Repayment of related party company loan	7,300
Related parties	(7,732)	(55,000)
Dividend paid (b)	(7,000)	(29,990)	(32,953)
Short-term bank credit and loans - net	(75)	74	(30)

Net cash used in financing activities	(33,859)	(127,088)	(41,365)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,071)	(498)	(321)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	2,396	2,894	3,215

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	1,325	2,396	2,894

(Concluded) - 2

OPHIR HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		2006	2005	2004
		NIS in thousands (see note 1b)

(a)	Adjustments to reconcile net income (loss) to net cash flows provided
	by operating activities:
	Income and expenses not involving cash flows:
	Share in losses (profits) of associated companies - net	475	(651)	1,150
	Depreciation		729	1,459
	Deferred income taxes - net		(2,550)	(126)
	Minority interest in losses of a subsidiary	(1)		(1)
	Loss (gain) from sale of fixed assets - net		7,519	(535)
	Gain from sale and increase in value of marketable securities - net	(186)	(1,815)	(2,183)
	Loss from sale of associated companies		1,618
	Gain from sale of investment in other company	(326)		(305)
	Impairment (reversal of impairment) of investment in associated
	companies and others - net	452	4,571	(873)
	Linkage differences on long-term bank loans- net	41	1,426	676
	Linkage differences and interest on loans to associated
	and others companies and accounts receivable of fixed assets	(844)	(1,770)	(1,604)

		(389)	9,077	(2,342)

	Changes in operating asset and liability items:
	Decrease (increase) in accounts receivable	78	1,370	(369)
	Decrease in accounts payable and accruals	(1,995)	(1,627)	(321)

		(1,917)	(257)	(690)

		(2,306)	8,820	(3,032)

(b)	Additional information with respect to investing and financing activities not involving cash flows

a.	Receivables include amounts of NIS 861,000 and NIS 515,000 that have been deposited in trust accounts. These amounts relate to the consideration received from the sale of buildings sold in 2005 and 2003 respectively. These amounts did not appear in the statements of cash flows for the above-mentioned years, and will be reflected in the statement of cash flows when the deposits are repaid. During the course of the reported period, the respective amounts of NIS 6.128 million and NIS 3.309 million were received from the above trust accounts; these amounts were reflected in the statement of cash flows from investing activities.

b.	In the wake of a resolution by the Board of Directors dated February 15, 2006, the Company paid a dividend of NIS 55 million during the first quarter of 2006. The dividend paid was offset against the shareholders’ outstanding debit balances.

The accompanying notes are an integral part of the consolidated financial statements.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies, applied on a consistent basis,are as follows:

a.	General:

1)	Ophir Holdings Ltd. (“the Company”) is a holding and investment company. The subsidiary Merkazim Investments Ltd. is engaged in the renting of commercial buildings. In 2003, this company sold all its holdings in the commercial buildings that were designated for rent.

The subsidiary, New Horizons (1993) Ltd., holds a number of real estates (designated for sale), which were purchased from a previous related party, see also note 7(2).

As to the activities of the associated companies, see note 3c.

2)	Definitions:

Subsidiary –	a company controlled or owned to the extent of over 50%, the financial statements of which have been consolidated with the financial statements of the Company.

Associated company –	a company controlled to the extent of 20% or over (which is not a subsidiary), or a company less than 20% controlled which complies with the condition relating to “significant influence”, as prescribed by Opinion 68 of the Institute of Certified Public Accountants in Israel (the “Israeli Institute”), the investment in which is presented by the equity method.

Other company –	a company to which the conditions specified in the preceding paragraphs do not apply.

The Group –	the Company, its subsidiaries and its associated companies.

Related parties –	as defined in Opinion 29 of the Israeli Institute.

3)	Principles of accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Israel (Israeli GAAP). Israeli GAAP vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 13.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Financial statements presentation basis

The company draws up and presents its financial statements in Israeli currency (hereafter – shekels or NIS), in accordance with the provisions of Israel Accounting Standard No. 12 – “Discontinuance of Adjusting Financial Statements for Inflation”– of the IASB, which establishes principles for transition to nominal reporting, commencing January 1, 2004 (hereafter - the transition date). Accordingly, amounts that relate to non-monetary assets (including depreciation and amortization thereon)/ investments in associated companies / “permanent” investments/ and equity items, which originate from the period that preceded the transition date, are based on the adjusted-for-inflation data (based on the CPI for December 2003), as previously reported. All the amounts originating from the period after the transition date are included in the financial statements at their nominal values.

c.	Principles of consolidation:

1)	The consolidated financial statements include the accounts of the Company and its subsidiaries. The companies included in consolidation are listed in note 2.

2)	Intercompany balances and transactions have been eliminated.

d.	Short term investments – marketable securities

These securities are stated at market value.

The changes in value of the above securities are carried to income.

e.	Land – business inventory

The land is presented at cost, which – in managements’ estimation – is lower than market value.

According to the agreements for the purchase of land, the Company might pay additional costs of up to 90% of the net sale proceeds, see also note 7(2).

f.	Investments:

1)	Associated companies:

(a)	The investments in these companies are accounted for by the equity method. The company reviews – at each balance sheet date – whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of its investment in associated companies. The balance of the investment as of December 31, 2006 is presented net of a provision for the impairment in value of an associated company, see i. below and note 3.

(b)	The excess of cost of the investment in associated companies over the Company’s share in their equity in net assets at date of acquisition (“excess of cost of investment”) represents the amount attributed to land and buildings. The amount attributed to buildings is amortized in equal annual installments of 4% per year. The above associated companies were sold during the course of 2005.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

2)	Other companies

The investments in the shares of these companies, are stated at cost, net of impairment for decrease in value, which is not of a temporary nature.

g.	Deferred income taxes:

1)	Deferred taxes were computed in respect of differences between the amounts presented in these statements and those taken into account for tax purposes. As to the factors in respect of which deferred taxes have been included - see note 9b.

Deferred tax balances were computed at the tax rate expected to be in effect at time of release to income from the deferred tax accounts. The amount of deferred taxes presented in the income statement reflects changes in the above balances during the year.

2)	Taxes which would apply in the event of disposal of investments in subsidiaries and associated companies have not been taken into account in computing the deferred taxes, since as of the date of approval of these financial statements it is the Company’s policy to hold these investments, not to realize them.

h.	Revenue recognition

Income from leasing of buildings was recognized on the accrual basis, in accordance with the terms of the agreements with tenants.

i.	Impairment of assets:

The company reviews – at each balance sheet date – whether any events have occurred or changes in circumstances have taken place, which might indicate that there has been an impairment of fixed assets and identifiable intangibles, including goodwill. When such indicators of impairment are present, the company evaluates whether the carrying value of the asset in the company’s accounts can be recovered from the cash flows anticipated from that asset, and, if necessary, records an impairment provision up to the amount needed to adjust the carrying amount to the recoverable amount.

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

During 2006 the Company recorded an impairment charge on its investment in other companies of NIS 452 thousand, see also note 4 (2005 – NIS 4,571 thousand).

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Cash equivalents

The Group considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

k.	Loss per NIS 1 of par value of shares

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

p.	Recently issued accounting pronouncements in Israel:

1)	Israel Accounting Standard No. 29 – “Adoption of International Reporting Financial Standards (IFRS)"

In July 2006, the Israel Accounting Standards Board issued Israel Accounting Standard No. 29 – “Adoption of International Reporting Financial Standards (IFRS)” (hereafter - Standard 29). Standard 29 stipulates that companies, which are subject to the Securities Law, 1968 and are required to report pursuant to regulations issued thereunder, shall draw up their financial statements under International Financial Reporting Standards (IFRS) with effect from reporting periods commencing on January 1, 2008 (i.e.. commencing the financial statements for the first quarter of 2008). Pursuant to the provisions of Standard 29, such companies and other companies may elect early adoption of the Standard, and prepare their financial statements under IFRS, commencing with the financial statements that are published subsequent to July 31, 2006.

OPHIR HOLDINGS LTD.NOTES

TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

The standard prescribes that companies, which currently do not draw up their financial statements under IFRS, and are required or elect, as stated above, to prepare their financial statements for the first time under IFRS, shall apply the provisions specified in International Financial Reporting Standard No. 1 (“IFRS 1”) - “First-Time Adoption of International Financial Reporting Standards” in making the transition. IFRS 1, which deals with first-time transition to reporting under IFRS, provides that, in the first annual financial statements that are drawn up under IFRS (including the interim financial statements for that year), all the latest IFRS standards in effect at the end of the reporting year in which the company reports under IFRS for the first time, shall be applied retrospectively (with the exception of certain exemptions and prohibitions, as referred to below). IFRS 1 specifies two groups of exceptions to the principle of retrospective application: (1) exemptions from mandatory retrospective application with regard to certain topics, while providing the option to utilize all or part of those exemptions, and (2) prohibitions concerningmandatory retrospective application with regard to defined topics. Pursuant to the provisions of IFRS 1, the first financial statements drawn up under IFRS shall include at least one year’s comparative data. Accordingly, a company that draws up its financial statements under IFRS for the first time for periods commencing after January 1, 2008, and elects to present comparative data for one year only, shall be required, pursuant to IFRS 1, to prepare an opening balance sheet as of January 1, 2007, which shall be drawn up under IFRS. In preparing this opening balance sheet, all the latest IFRS standards, as referred to above, with regard to recognition, non-recognition, classification and measurement of all the company’s assets, liabilities and shareholders’ equity items, shall be applied. IFRS 1 also establishes certain disclosure requirements that apply to the annual financial statements that are drawn up for the first time under IFRS. Pursuant to these disclosure requirements, companies applying IFRS for the first time are required to explain what effect the transition from the previous generally accepted accounting principles to IFRS has had on the reported financial position, operating results and cash flows. Also, companies are required to include notes providing reconciliations of the data reported under the previous accounting principles, to the data reported under IFRS, in respect of their shareholders’ equity and statements of income (loss) as of certain dates and for certain prior periods.

In addition, Standard 29 requires companies, which draw up their financial statements under IFRS for the first time for periods commencing after January 1, 2008, to disclose, in a note to their financial statements for 2007, the balance sheet data as of December 31, 2007 and income statement data for the year ended December 31, 2007, as they would appear after applying IFRS recognition, measurement and presentation rules.

IFRS differ from general accounting principles accepted in Israel and, accordingly, financial statements drawn up under IFRS might reflect a financial position, operating results and cash flows that are significantly different from those presented in these financial statements. Application of IFRS requires a proper arrangement from the company, including making certain decisions relating to the manner of determining assets and liabilities at the transition date and with regard to setting an accounting policy for various topics. The company is currently assessing the implications of the transition to reporting under IFRS, including the date for first-time adoption of IFRS by the company. At this stage, the company is unable to estimate the effect that the adoption of IFRS will have on its financial statements

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

2)	Israeli Accounting Standard No. 23 – “Accounting Treatment Applied to Transactions between an Entity and its Controlling Shareholder”.

In December 2006, the IASB issued Accounting Standard No. 23 – “Accounting Treatment Applied to Transactions between an Entity and its Controlling Shareholder”

The standard, which does not obligate entities that are not subject to the Securities Law, 1968, provides that assets and liabilities, in respect of which a transaction was carried out between an entity and its controlling shareholder, shall be measured at the date of transaction at their fair value, and the difference between fair value and the consideration set in the transaction shall be carried to shareholders’ equity.

Those provisions replace the requirements of the Securities Regulations (Presentation of Transactions between an Entity and its Controlling Shareholder in Financial Statements), 1996, whereunder, assets transferred as above would be measured at their carrying amount in the transferor’s accounts, while the difference between this value and the consideration set in those transactions is carried to shareholders’ equity.

Under the provisions of the standard, in case the difference between fair value and the consideration arises from a benefit granted by the controlling shareholder to the entity controlled thereby, the said difference shall be credited to capital surplus within the entity’s shareholders’ equity; while in case the said difference arises from a benefit granted by the entity to its controlling shareholder, such difference shall be carried to the entity’s retained earnings.

In addition, the difference between the fair value of the asset and its carrying amount in the transferor’s accounts shall be recognized as a gain or loss in the transferor’s accounts.

Under the standard, differences as above, arising in the financial statements of an entity as a result of a transaction with its controlling shareholder, and carried to retained earnings or capital surplus, shall constitute, from the controlling shareholder’s point of view , an owners’ withdrawal or an owners’ investment, respectively, and shall be presented accordingly in the financial statements of the controlling shareholder.

The standard includes specific provisions pertaining to assets transfers, assuming liabilities, indemnification and waiver and the grant or receipt of loans. The standard also sets a hierarchy for the measurement of fair value and includes disclosure requirements as to the nature and scope of transactions between an entity and its controlling shareholder, occurring during the reported period, as well as to the effect of these transactions on the entity’s income or loss for the reported period and its financial position.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1	–	SIGNIFICANT ACCOUNTING POLICIES (continued):

The standard shall apply to all transactions taking place between an entity and its controlling shareholder, except for a business combination under common control, that would be carried out subsequent to January 1, 2007. In addition, the standard would apply to a loan granted to a controlling shareholder or received therefrom, prior to the abovementioned effective date of the standard; the standard would apply to such a loan commencing the standard’s effective date.

At this stage, the company is examining the effect of the application of the standard on the financial statements. In the opinion of the company, the application of the standard is not expected to have a material effect on the financial statements in the coming periods.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2	–	INVESTMENTS IN SUBSIDIARIES

Following is a list of the subsidiaries consolidated in Ophir’s financial statements:

Wholly-owned:

Ophir Financing Ltd. - inactive;

Maoz Financial Investments Ltd. ("Maoz") - inactive;

Merkazim Investments Ltd. ("Merkazim") a wholly-owned subsidiary of Maoz. During 2005    Merkazim ceased its activity.

80%-owned - New Horizons (1993) Ltd. ("New Horizons").

NOTE 3	–	INVESTMENTS IN ASSOCIATED COMPANIES:

a.	The investments are composed as follows:

	consolidated
	December 31
	2006	2005
	NIS in thousands

Equity in net assets:
Cost of shares	7,252	7,252
Share in accumulated undistributed profit (1)	80,400	81,825
Share in capital surplus derived by Mivnat
Holdings Ltd. from sale of its investment
in Industrial Buildings Ltd. to its
Shareholders (see c(1) below)	66,065	66,065

	153,717	155,142
Long-term loans (2)	4,057	3,056
L e s s - provision for impairment of investment,
see c(2) below		(950)

	157,774	157,248

(1)	Including accumulated erosion of capital notes and gains on dilution of holding in associated companies resulting from issuance of shares to a third party.

(2)	As of December 2006 the loans are linked to the Israeli CPI, bear interest at annual rates of 12% -6.5% and have no fixed maturity date.

b.	The changes in the investments in 2006 are as follows:

NIS in thousands

Balance at beginning of year	157,248
Changes during the year:
Share in losses of associated companies - net	(475)
Loans to an associated company	650
Accrued linkage differentials and interest in respect
of long-term loans	351

Balance at end of year	157,774

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3	–	INVESTMENTS IN ASSOCIATED COMPANIES (continued):

c.	Following are details relating to the associated companies:

1)	Mivnat Holdings Ltd. (“Mivnat”)

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

During 2005, the Company realized all of its shares in Industrial Buildings.

2)	Lysh The Coastal High-way Ltd. (“L1”)

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

BHL developed 16,850 square meters of land owned by the Israel Lands Administration (the “Administration”), in accordance with resolution 717 of the Administration. A commercial project occupying approximately 10,000 square meters was constructed on that land initially, and there is an option to construct an additional 4,000 square meters at a later stage. The Company’s share in L1 is approximately 25% (its share in the project being approximately 12.5%). The project commenced in March 2000. As of December 31, 2006 and 2005, the Company invested in L1 approximately NIS 5.5 million.

The Company has also undertaken to provide guarantees in an amount equivalent to 25% of the construction costs. As of December 31, 2005, the Company’s share in the guarantees refer to the loans made to BHL amounts to approximately NIS 16 million.

The auditors of L1, while not qualifying their opinion on L1‘s financial statements for 2005, drew attention to the financial position of BHL, whose financial statements presented a loss of approximately NIS 3.5 million (net of financial expenses in the amount of NIS 5.6 million) and negative working capital amounting to approximately NIS 3.7 million at December 31, 2006.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3	–	INVESTMENTS IN ASSOCIATED COMPANIES (continued):

In 2006, Laish Coastal Road Ltd. granted Laish Freedom House Ltd. shareholders' loans totaling approximately NIS 2.6 million (2005 - approximately NIS 2 million).

During the course of 2005, the bank agreed to defer the capital repayments for 2005 and to spread these repayments over a period ending no later than March 31, 2006. The remaining outstanding balance will become repayable over a seventeen-year period ending on December 31, 2022.

BHL’s management believes that the execution of the aforementioned arrangements will guarantee the continuance of BHL’s regular operations.

In 2004, the Company wrote down its investment in BHL Company by NIS 950,000.

NOTE 4	–	INVESTMENTS IN OTHER COMPANIES:

	Consolidated
	December 31
	2006	2005
	NIS in thousands

Memadim Investments Ltd. ("Memadim") (a)	-,-	-,-
Mahalachim Investment in Technology Ltd. ("Mahalachim") (b)	-,-	1,351
Others	-,-	36

	-,-	1,387

a.	Memadim was established in 1995 by the Company, along with a group of companies, one of which is Industrial Buildings, for the purpose of real estate development. The Company directly holds 10% of the ownership and control of Memadim. see also note 7(1).

During the course of 2006, the Company recorded a provision for an impairment of investment which has been occured this year in an amount of NIS 373,000 (2005 – NIS 4.571 million).

In July 2006, the Company entered into an agreement with Industrial Structures whereby the Company assigned to Industrial Structures for a consideration of NIS 1, all of its rights in Maimadim, including the shareholders’ loans but excluding its holding in the shares of that company. It was also agreed that Industrial Structures would take over the obligation of the Company with respect to the guarantees provided to banks in connection with the above investment, and would endeavor to persuade the banks to agree to the proposed change of guarantor (see also note 7(1)). As of the date of the above financial statements, the procedures for introducing a substitute guaranties had not yet been completed.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4	–	INVESTMENTS IN OTHER COMPANIES (continued):

b.	Mahalachim is a venture capital fund; the Company holds approximately 3.5% of shares therein. In 2004, the Company received a dividend in the amount of NIS 3,255,000 from Mahalachim. The share of the dividend that was carried to income amounted to NIS 1,320,000. The balance of the amount was used to reduce the amount of the investment.

During the reported year, Mahalachim realized its investment in Valor Ltd. for approximately NIS 59.4 million, thereby completing the sale of all its significant shareholdings. In June 2006, the Board of Directors of Mahalachim resolved upon the payment of a dividend of approximately NIS 36.4 million. The Company’s share of this dividend amounted to approximately NIS 1.3 million, which sum was offset against the cost of the investment in Mahalachim.

During the course of the reported year, the Company made a provision for impairment of value with respect to the balance of its investment in Mahalachim.

NOTE 5	–	LONG-TERM BANK LOANS:

a.	The loans are linked to the Israeli CPI and bear interest at the annual rate of 4%.

b.	An early repayment of 26.3 million (the balance of the said loans) was made in January and February 2006.

NOTE 6	–	CAPITAL NOTES:

a.	On December 31, 1998, the Company and a subsidiary, Merkazim, issued capital notes to Mivnat with a par value of NIS 113,770,000 and NIS 37,831,000, respectively. The capital notes are unlinked and interest-free.

Capital notes with an aggregate par value of NIS 151,351,000 are repayable at par, upon demand of Mivnat, on January 1, 2005 and only on that date. After balance sheet date, the shareholders of Mivnat decided to extend the repayment date until January 1, 2007. The balance of the capital notes, NIS 250,000 par value, is repayable annually under the terms stipulated in the agreement.

b.	On December 31, 1998 and on June 30, 2004, the Company issued capital notes to its subsidiary with a par value of NIS 37,769,000 and NIS 25,409,000, respectively. The capital notes are unlinked and interest-free, and are repayable at par, upon demand, on January 1, 2005 and only on that date. After balance sheet date, the shareholders of Merkazim decided to extend the repayment date until January 1, 2007.

c.	In 2002, the subsidiary New Horizons issued capital notes with a par value of NIS 119,000 and NIS 1,069,000 to the Company and the minority shareholder in the subsidiary, respectively. the Company and the minority shareholder in the subsidiary are entitled to receive from New Horizons the principal of the note, without interest or linkage, this after a period of not less than one year.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7	–	COMMITMENTS, PLEDGES AND LIMITATIONS IN RESPECT OF LIABILITIES:

1)	The Company has undertaken to invest in Memadim (see note 4b) approximately 10% of the cost of land and construction of a rental project which is constructed by Memadim on the Carmel shore. The investment was made partly through investment in Memadim (mainly shareholders’ loans), and partly by way of a guarantee provided. As of December 31, 2006, the Company had provided guarantees totaling approximately NIS 9 million in respect of bank loans made available to Maimadim. With respect to the assignment of the rights in Maimadim, including the shareholders’ loans made to that company, to Industrial Structures, and the removal of the Company from the list of guarantors, see note 4b.

2)	In December 1996, the subsidiary New Horizons acquired real estate (designated for sale) from a then interested party, which holds 20% of New Horizons’ shares. The selling company will be entitled to 90% of the profits from the subsequent sale of the real estate, with the balance accruing to New Horizons. The registration of the real estate in New Horizons’ name in the Land Registry has not yet been completed.

On December 4, 2005, the subsidiary was granted an irrevocable option to sell all the rights in the real estate inventory that it owns for a consideration of 17,330 thousands dollar. The option period is limited to June 15, 2006. The subsidiary had not exercised the option granted to it.

3)	As to the Company’s commitment to grant guarantees to BHL, see note 3c(2).

4)	The Company and a subsidiary receive various services from the shareholders in Ophir, including management services, head office services, bookkeeping and legal services. As to the expenses recorded in respect of such services, see note 10.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8	–	SHARE CAPITAL:

a.	Composed at December 31, 2006 and 2005 as follows:

	Number of shares		Amount in NIS
	Authorized	Issued and paid	Authorized	Issued and paid

Ordinary shares of NIS 0.001
par value	160,000	100,000	162	101

Deferred shares of NIS 0.0001
par value*	3	3	0.0003	0.0003

*	The deferred shares confer upon their holders the right to receive their par value upon liquidation of the Company.

b.	In February 2005 the Company’s board of directors resolved to distribute its shareholders the balance of the shares of Industrial Buildings (amounting to NIS 80,930 thousands) as a dividend in kind. Also, the Company distributed its shareholders a cash dividend of NIS 9,990 thousands.

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

c.	On January 17, 2007, the Company’s Board of Directors approved the payment of a dividend of approximately NIS 10.3 million. In connection with the payment of this dividend, the Company applied for the consent of the court to a capital reduction of approximately NIS 10 million (under Section 302 of the Companies Law, the Company was, in any event, entitled to pay a dividend out of capital of NIS 0.3 million). On February 27, 2007, the court issued its consent to the reduction of capital.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9	–	TAXES ON INCOME:

a.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments ) Law, 1985 (hereafter – the inflationary adjustments law)

Under the inflationary adjustments law, results for tax purposes are measured in real terms, having regard to the changes in the Israeli CPI. The Company and its Israeli subsidiaries are taxed under the inflationary adjustments law.

b.	Deferred income taxes:

The composition of the deferred taxes, and the changes therein during the reported years, are as follows:

Depreciable fixed assets
NIS in thousands

Balance at January 1, 2005	(2,550)
Changes in 2005 - amounts carried to income	2,550

Balance at December31, 2005	-,-

Deferred taxes are presented in the balance sheets as long-term liabilities.

c.	Taxes on income included in the income statements:

1)	As follows:

	2006	2005	2004
	NIS in thousands

In respect of the reported year-
Deferred, see also b. above		(2,550)	(126)

In respect of previous years - current	(141)	(2,705)	2,500

	(141)	(5,255)	2,374

For tax rates amendment see (e) below.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9	–	TAXES ON INCOME (continued):

2)	Following is a reconciliation of the theoretical tax expense, assuming all income is taxed at the regular tax rates applicable to companies in Israel (see (1) above), and the actual tax expense:

	2006	2005	2004
	NIS in thousands

Income (loss) before taxes on income as reported in the income statements	(299)	(11,420)	16,669
Add (less) - share in profits of associated companies - net	475	(651)	1,150

B a l a n c e - income (loss)	176	(12,071)	17,819

Theoretical tax expense (tax saving)	55	(4,104)	6,237
Increase (decrease) in taxes resulting from permanent
differences - the tax effect:
Disallowable deductions (exempt income)	(28)	(626)	337
Differences for which deferred taxes
were not created, net	(30)	748	(870)
Taxes on income subject to different rates -
dividends received from other companies			(4,418)
Taxes in respect of previous years	(141)	(2,705)	2,500
Difference between the basis of measurement
of income reported for tax purposes and
the basis of measurement of income for
financial reporting purposes - net		1,381
Sundry - net	3	51	(1,412)

Taxes on income (tax saving) for the reported year	(141)	(5,255)	2,374

d.	Tax assessments

The Company has received final assessments through tax year 2001.

Subsidiaries:

Merkazim – final assessments has been received through tax year 2003.

New Horizons –assessments that are considered as final through tax year 2001.

Ophir Financing Ltd. – assessments that are considered as final through tax year 2001.

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

In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 – 35%, 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 –27%, 2009 – 26% and for 2010 and thereafter – 25%.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10	–	TRANSACTIONS AND BALANCES WITH RELATED PARTIES:

a.	Transactions with related parties:

	2006	2005	2004
	NIS in thousands

Income (expenses):
Linkage differences on short- term loans to
related party company	(39)	194

Financial income on loan to shareholders
and associated companies	351	1,607	1,371

Management fees			433

General and administrative expenses included -
Management fees to shareholder	(634)	(1,000)

As to other transactions with, and commitments to, interested parties, see note 7.

b.	Balances with related parties:

1)	Receivables:

	December 31
	2006	2005
	NIS in thousands

a) Loan to a corporate interested party (1)	967	8,306

b) Long-term receivables - loans to associated companies (2)	4,057	3,056

c) Shareholders - current accounts	7,732	54,952

(1)	The loan is linked to the Israeli CPI and bears no interest.

During the reported year, the Company repaid approximately NIS 7.3 million to the interested party.

(2)	The loans are linked to the Israeli CPI and bear annual interest at the rate of 12% – 6.5%.

As to current balances with associated and other companies, see note 12a.

2)	Long-term liability in respect of acquisition of land – business inventory – is linked to the Israeli CPI and bears no interest.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11	–	LINKAGE OF MONETARY BALANCES:

a.	As follows:

	December 31, 2006
	Linked to the Israeli CPI	Unlinked	Total
	NIS in thousands

Assets:
Current assets:
Cash and cash equivalents		1,325	1,325
Accounts receivable	448	9,364	9,812
Loan to a related party		967	967
Long-term loans to associated
companies	4,057		4,057

	4,505	11,656	16,161

Liabilities:
Current liabilities:
Accounts payable and accruals		2,298	2,298
Long-term liabilities:
Capital notes to associated company		151,601	151,601
Capital note to an interested party		1,069	1,069
Acquisition of land - business
inventory	11,894		11,894

	11,894	154,968	166,862

b.	Data regarding the exchange rate and the Israeli CPI:

	Exchange rate of one dollar	Israeli CPI*

At end of year:
2006	NIS 4.225	184.87 points
2005	NIS 4.603	185.1 points
2004	NIS 4.308	180.7 points

Increase (decrease) during the year:
2006	(8.2)%	(0.1)%
2005	6.8%	2.4%
2004	(1.6)%	1.2%

*	Based on the index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12	–	SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

		December 31
		2006	2005
		NIS in thousands

a.	Accounts receivable - other:
	Deposits in respect of sale
	of fixed assets	1,376	10,280
	Associated and other companies	448	467
	Other	256	315

		2,080	11,062

b.	Bank credit:
	Short-term credit and loans		75
	Current maturities of long- term
	loans		3,759

			3,834

c.	Accounts payable and accruals:
	Institutions	2,251	2,516
	Accrued expenses		404
	Other	47	1,325

		2,298	4,245

d.	Concentrations of credit risks

The Group’s cash and cash equivalents and short-term investments at December 31, 2006 and 2005 are deposited with Israeli banks. The Company is of the opinion that the credit risk in respect of these balances is remote.

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

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12	–	SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):

f.	Financial expenses (income) – net:

	2006	2005	2004
	NIS in thousands

Financial expenses:
In respect of loan to a related party	39
In respect of long-term loans	41	3,593	3,692
In respect of short-term bank credit	16	11
Other	54	250	84

	150	3,854	3,776

Financial income:
In respect of bank deposits and others	677	1,777	1,354
Financial income on loan to shareholders		600
In respect of loans to a related party		194
In respect of short-term loans to associated
companies	377	1,007	1,371
Assigned interest and linkage differences
and other	18	459	351

	1,072	4,037	3,076

	(922)	(183)	700

NOTE 13	–	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A.:

a.	General:

1)	The Company prepares its financial statements in accordance with Israeli GAAP. As applicable to these financial statements, Israeli GAAP and U.S. of America GAAP vary in certain significant respects, as described below:

2)	Effect of inflation

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

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE13	–	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A.:

3)	Investment in marketable securities

In accordance with Israeli GAAP, since the Company’s intent was to hold some of the investment as an investment for a long period, it was partly stated at cost, net of impairment for decrease in value, which was other than temporary decline in their value. During 2005 the company sold its investment.

Under U.S. GAAP, this investment was classified as an investment in available for sale and was reported at fair value with unrealized gains and losses, recorded as a separate component of other comprehensive income (loss) in shareholders’ equity until realized in 2005.

b.	The effect of the material GAAP differences, as described in a. above, on the consolidated financial statements is as follows:

1)	Operating results:

	2006	2005	2004
	NIS in thousands

Net income (losses) as reported in these
financial statements according
to Israeli GAAP	(157)	(6,165)	14,296
Effect of the treatment of the following
items under U.S. GAAP:
Reversal of the adjustment due to
effect of inflation	1,323	76,050	7,631
Reversal of the adjustment due to
Marketable securities- available
for sale		1,985	(2,256)
Other	(105)	478	107

Net income under U.S. GAAP	1,061	72,348	19,778

OPHIR HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13	–	EFFECT OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ISRAEL AND IN THE U.S.A.:

2)	Shareholders’ equity:

	December 31,
	2006	2005
	NIS in thousands

Shareholders' equity, as reported in these
financial statements, according to
Israeli GAAP	16,040	78,197
Effect of the treatment of the above differences
under U.S. GAAP:
Reversal of the adjustment due effect of
inflation, net	(374)	(1,697)
Other	410	218

Shareholders' equity under U.S. GAAP	16,076	76,718

3)	The effect of the foregoing GAAP difference on reporting comprehensive income, is as follows:

	2006	2005	2004
	NIS in thousands

Net income as reconciled to
U.S. GAAP, see above	1,061	72,348	19,778
Other comprehensive income - gains
not reported (previously reported) in
the income statements -
unrealized (realized) gains on
marketable securities		(61,182)	20,659

Comprehensive income under U.S. GAAP	1,061	11,166	40,437

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD.

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2006 and 2005, and the consolidated balance sheets as of those dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and on a consolidated basis – as of December 31, 2006 and 2005, and the results of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in Israel.

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

Brightman Almagor & Co.
Certified Public Accountants

Member firm of Deloitte Touche Tohmatsu

Haifa, Israel, February 6, 2007.

■	Kost Forer Gabbay & Kasierer 2 pal-yam St. Haifa 33095, Israel	■	Phone: 972-4-8654000 Fax: 972-4-8654022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

CARMEL CONTAINER SYSTEMS LTD.

        We have audited the accompanying consolidated balance sheets of Carmel Container Systems Ltd. (“the Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows – for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We did not audit the financial statements of a certain subsidiary, whose assets constitute approximately 10% of total consolidated assets as of December 31, 2005 and whose revenues constitute approximately 10% and 9% of total consolidated revenues for the years ended December 31, 2005 and 2004, respectively. The financial statements of this subsidiary were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for this subsidiary, is based on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2006, in conformity with Israel generally accepted accounting principles, which differ in certain respects from those followed in the United States, as described in Note 22 to the consolidated financial statements.

        As described in Note 2, the financial statements referred to above are presented in reported amounts, in conformity with Accounting Standards of the Israel Accounting Standards Board.

Haifa, Israel, March 5, 2007	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

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

Haifa, March 6, 2006 /s/ KESSELMAN & KESSELMAN CPAs (ISR) A member of PricewaterhouseCoopers International Limited

■	Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■	Phone: 972-3-6232525 Fax: 972-3-5622555

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

Tel-Aviv, Israel February 24 , 2005	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders of

Hod Hasharon Sport Center Limited

We have audited the consolidated balance sheets of Hod Hasharon Sport Center Limited and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005 and the consolidated results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Somekh Chaikin

Certified Public Accountants (Isr)

Tel Aviv, Israel

February 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders of

Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the consolidated balance sheets of Hod Hasharon Sport Center (1992) Limited Partnership and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005 and the consolidated results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Somekh Chaikin

Certified Public Accountants (Isr)

Tel Aviv, Israel

February 25, 2007

■	Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■	Phone: 972-3-6232525 Fax: 972-3-5622555

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

Tel-Aviv, Israel February 24 , 2005	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global