Form 10-Q
period 2007-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2007-05-15
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

          The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 49,355,791(as of May 10, 2007).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2007	December 31, 2006

(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$32,220	$36,733

Deposits receivable	10,379	10,207

Investments	265,026	265,616

Real estate property, less accumulated depreciation of $14,425 and $14,003	69,619	69,319

Other assets	22,729	19,808

Total Assets	$399,973	$401,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY AS OF	March 31, 2007	December 31, 2006

(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$47,468	$46,453
Debentures	60,168	59,172
Deposits from tenants	54,099	54,979
Accounts payable, accrued expense and others	32,627	30,964

Total Liabilities	194,362	191,568

Minority interests, net	1,366	1,302

Class A Stock; $1 par value; authorized 100,000,000 and 60,000,000 shares; issued 54,930,580 and 46,328,429 shares; outstanding 49,355,791 and 40,753,640 shares	54,931	46,328

Receipt on account of unallocated shares	-	40,000

Additional paid-in capital	158,525	126,945

Warrants	308	308

Retained earnings	35,116	40,165

Accumulated other comprehensive loss	(16,761)	(17,059)

Treasury Stock, at cost	(27,874)	(27,874)

Total shareholders’ equity	204,245	208,813

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,973	$401,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2007	2006

(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES

Real estate income	$2,436	$2,315
Equity in earnings (loss) of affiliates	(17)	897
Realized gains on investments	37	987
Realized and unrealized gains on marketable securities	1	539
Interest income	446	234
Other income	622	576

Total revenues	3,525	5,548

EXPENSES
Real estate expenses	2,561	2,173
Loss from impairment of investment	484	-
Interest expenses	2,034	1,015
Translation loss	1,237	284
Other (mainly general and administrative)	1,969	2,253

Total expenses	8,285	5,725

Loss before income taxes	(4,760)	(177)
Provision for income taxes	323	393

Loss after income tax	(5,083)	(570)
Minority interests, net	34	(5)

Net Loss for the period	$(5,049)	$(575)

Basic and diluted EPS:
Loss per Class A Share	$(0.11)	$(0.03)

Shares used in calculation (in thousands)	45,772	20,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2007	2006

(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(5,049)	$(575)
Adjustments to reconcile net loss for the period to net cash from operating activities:
Equity in loss (earnings) of affiliates	17	(897)
Realized and unrealized gains on investments, net	(39)	(1,526)
Depreciation expense	479	503
Amortization income from tenants deposits	(389)	(406)
Non cash stock based compensation	183	216
Loss from impairment of investment	484	-
Translation loss	1,237	284
Minority interests	(34)	5
Decrease in other assets	(1,046)	(714)
Increase in accounts payable, accrued expenses and others	(314)	19
Investments made in trading securities	-	(12,188)
Proceeds from sale of trading securities	371	17,209
Dividends received from affiliates	59	127

Net cash (used in) provided by operating activities	(4,041)	2,057

Cash flows from investing activities:
Investments made	(552)	(359)
Proceeds from sale of investments	37	622
Capital improvements	(486)	(212)

Net cash (used in) provided by investing activities	(1,001)	51

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2007	2006

(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$27,164	$1,175
Notes and loans payable repaid	(26,522)	(5,110)
Contribution to partnership by minority	78	-
Proceeds from exercise of stock options	-	82

Net cash provided by (used in) financing activities	720	(3,853)

Effect of exchange rate changes on cash and cash equivalents	(191)	(162)

Net decrease in cash and cash equivalents	(4,513)	(1,907)
Cash and cash equivalents at beginning of Period	36,733	24,314

Cash and cash equivalents at end of period	$32,220	$22,407

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Sale of trading securities for which cash was received subsequent to March 31, 2006	$-	$2,234

Dividend from an equity investment recorded as payable accounts in previous period	$-	$5,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock

	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING 2007:
Net loss for the period						(5,049)			(5,049)
Other comprehensive income (loss):
Foreign currency translation adjustments							298		298

Total comprehensive loss									(4,751)

Adjustment upon adoption of FIN 48						(2,000)			(2,000)
Change in deferred tax asset relating to adoption of FIN 48						2,000			2,000
Shares issued for investment made	8,603	8,603	(40,000)	31,397					--
Compensation expense recognized under SFAS 123R				183					183

BALANCE AT MARCH 31, 2007	54,931	54,931	--	158,525	308	35,116	(16,761)	(27,874)	204,245

*	In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4% Preferred stock		6.5% Preferred stock

	Number of shares*	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	58,252	51,223	(19,518)	(30,693)	88,869
CHANGES DURING 2006:
Net loss								(575)			(575)
Other comprehensive income (loss):
Foreign currency translation adjustments									(247)		(247)
Unrealized gain on marketable securities									6		6

Total comprehensive loss											(816)
Conversion of 640 4% preferred stock and 23,460 6.5% preferred stock into Class A stock	73	73	(1)	(3)	(23)	(117)	47				--
Compensation expense recognized under SFAS 123R							216				216
Reissuance of 26,250 treasury stock for exercise of stock options								(49)		131	82

BALANCE AT MARCH 31, 2006	25,900	25,900	113	568	618	3,090	58,515	50,599	(19,759)	(30,562)	88,351

*	In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2006 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2006 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.Accounting Change - Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Refer to Note 6 for additional information regarding the Company’s unrecognized tax benefits.

3.	Recently Issued Accounting Pronouncements

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

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments that have original maturity dates of three months or less and are readily convertible into cash.

Cash equal to $9.0 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	East Mediterranean Gas Company

On December 1, 2005, the Company, through Merhav Ampal Energy, Ltd., a wholly-owned subsidiary of the Company, acquired a 2% interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”) from Merhav M.N.F. Ltd. (“Merhav”). The Company paid $30.0 million in cash, representing the fair value of the interest purchased at the time this transaction closed.

On August 1, 2006, the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock from Merhav. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 4.6% investment in EMG was transferred to Ampal at carrying value, which also equals fair value. The cost of the investment was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company Class A Stock (based on the Company’s share price of $4.88 per share) that was accounted for at a fair value of $49.0 million. The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Global Market. As a result of this transaction, the Company beneficially owned 6.6% of the total outstanding shares of EMG. Through August 2008, the cost of the investment may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a price per share lower than the price per share paid by the Company pursuant to the agreement. Additionally, pursuant to the agreement, the Company was granted an option for a period of up to two years to have the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

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

The cost of the investment was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, will be paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that can be issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholders vote on February 7, 2007) the Company as of December 31, 2006 classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006 and recognized the $40 million with shareholders’ equity as “Receipt on account of unallocated shares”.

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

6.	Income Tax

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which became effective for and was adopted by the Company as of January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

As a result of the adoption by the Company of FIN 48, on January 1, 2007, we recognized, as a cumulative effect of change in accounting principle, a $2 million increase in our liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings. Furthermore, the Company recognized an increase in deferred tax assets of approximately $2.0 million, which was accounted for as an increase in the January 1, 2007 balance of retained earnings. The Company and its subsidiaries have not received tax assessments for the years 2003 and thereafter.

7.	Segment information presented below, results primarily from operations in Israel.

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

The finance segment consists of all other activities which are not part of the above segments.

THREE MONTHS ENDED MARCH 31,	2007	2006

(Dollars in thousands)

Revenues:
Finance	$501	$1,838
Real Estate	2,436	2,315
Leisure-time	622	516
Intercompany adjustments	(17)	(18)

	3,542	4,651
Equity	(17)	897

Total consolidated revenues	$3,525	$5,548

Pretax Operating Gain (loss):
Finance	(4,320)	$(1,084)
Real Estate	(534)	(37)
Leisure-time	111	47

	(4,743)	(1,074)
Equity	(17)	897

Total consolidated pretax gain (loss)	$(4,760)	$(177)

Total Assets:
Finance	$333,588	$79,331
Energy	259,860	29,960
Real Estate	75,873	75,442
Leisure-Time	3,282	18,527
Intercompany adjustments	(272,630)	(2,677)

Total consolidated assets	$399,973	$200,583

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

8.

The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the three-month periods ended March 31, 2007 and 2006 because such shares are anti-dilutive.

	MARCH 31,

(Shares in thousands)	2007	2006

Options and Rights	2,164	1,994
6 - 1/2% Preferred Stock	-	495
4% Preferred Stock	-	110

9.	DEBT

On February 26, 2007, the Company entered into a bank loan with Union Bank Of Israel (“UBI”). Pursuant to the loan agreement, UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The Company received the $10 million loan on April 2, 2007. The loan is secured by a pledge of certain assets.

On April 26, 2007, the Company refinanced its existing loans with Bank Hapoalim. This agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear an interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of our Class A Stock.

10.	LEGAL PROCEEDINGS:

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

Investment in EMG and other cost basis investments

The Company accounts for its 12.5% equity interest in EMG and a number of other investments on the basis of the cost method. EMG, which is the Company’s most significant holding as of March 31, 2007, was acquired from Merhav (M.N.F.) Ltd. (“Merhav”), which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 12.5% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

Long-Lived Assets

On January 1, 2002, Ampal adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain tax assets because management believes it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely outside the United States. In 2007, there were no undistributed earnings from foreign subsidiaries.

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

We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of such tax positions being upheld if challenged by applicable regulatory authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Employee Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No - 25. “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we disclosed pro forma information assuming we had accounted for employees’ share-based payments using the fair value-based method defined in FAS 123.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“FAS 95”). FAS 123(R) requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

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

We elected to adopt the modified prospective transition method, permitted by FAS 123(R). Under such transition method, FAS 123(R) was implemented as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of FAS 123(R) apply to new awards and to awards modified, repurchased, or cancelled after January 1. 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, is recognized over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under FAS 123(R).

Recently Issued Accounting Pronouncements

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $5.0 million for the three months ended March 31, 2007 compared to a net loss of $0.6 million for the same period in 2006. The increase in losses is primarily attributable to a decrease in earning of affiliates, a decrease in net realized gains from investments and marketable securities, an increase in loss from impairment of investment, an increase in interest expense and an increase in translation loss for the three months ended March 31, 2007 as compared to the same period in 2006.

Equity in earnings of affiliates decreased to a net loss of $17.0 thousand for the three months ended March 31, 2007, compared to a net gain of $0.9 million for the same period in 2006. The decrease is primarily attributable to the sale of Coral World International in June 2006, which had recorded a gain of $0.7 million in the three months ended March 31, 2006.

In the three month period ended March 31, 2007, the Company recorded $37 thousand of net realized gain on investments, compared to $1.0 million of net realized gain in the same period in 2006. The gain recorded in 2006 was primarily attributable to additional proceeds from the sale of Modem Art Ltd. ($0.6 million gain) and the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain).

In the three month period ended March 31 2007, the Company recorded $0.5 million of loss from impairment of investment relating to the investment in Carmel Containers Ltd.

In the three month period ended March 31 2007, the Company recorded $2.0 million of interest expense, compared to $1.0 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel and the convertible promissory note issued to Merhav which were issued in November and December 2006, respectively.

In the three month period ended March 31, 2007, the Company recorded a $1.2 million translation loss, as compared to a $0.3 million translation loss for the same period in 2006. The increase in translation loss is related to the revaluation of the New Israeli Shekel compared to the American Dollar.

Liquidity and Capital Resources

          Cash Flows

The Company’s sources of cash include cash and cash equivalents and marketable securities, which totaled $32.2 million as of March 31, 2007, compared to $37.1 million in December 31, 2006. The Company also has the capability of receiving cash from operations and investing activities. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, cash equal to $9 million has already been pledged as security for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

          Cash flows from operating activities

Net cash used in by operating activities totaled approximately $4.0 million for the three months ended March 31, 2007, compared to approximately $2.1 million provided by operating activities for the same period in 2006. The decrease is primarily attributable to the $371 thousand of net proceeds from the sale of marketable securities in 2007 as compared to $5.0 million of net proceeds from the sale of marketable securities ($17.2 million proceeds offset by $12.2 million invested) in the same period of 2006.

          Cash flows from investing activities

          Net cash used in investing activities totaled approximately $1.0 million for the Three months ended March 31, 2007, compared to approximately $51 thousand provided by investing activities for the same period in 2006. The decrease is primarily attributable to the Company’s investments in Bay-Heart and capital improvement in Am-Hal.

          Cash flows from financing activities

Net cash provided by financing activities was approximately $0.7 million for the three months ended March 31, 2007, compared to approximately $3.9 million of net cash used in financing activities for the three month period ended March 31, 2006.

In the three months ended March 31, 2007, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $26.5 million while borrowing an additional $27.2 million under a loan facility with Bank Hapoalim. In the three months ended March 31, 2006, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $5.1 million while using its own cash and borrowing an additional $1.2 million under a loan facility with Bank Hapoalim.

Investments

In the three months ended March 31 2007, the Company made an additional investment in the form of a $0.6 million loan to Bay Heart Ltd. On March 7, 2007, Ampal entered into an agreement to sell to Carmel Container Systems Ltd., a packaging manufacturer based in Israel (“Carmel”), all of the holdings of Carmel held by Ampal and its subsidiaries. Pursuant to this transaction, Ampal and its subsidiaries will sell to Carmel an aggregate of 522,350 ordinary shares of Carmel for an expected aggregate sales price of approximately $4.57 million. The completion of the sale of shares to Carmel is subject to the satisfaction of certain closing conditions. As of March 31, 2007, the Company recorded a loss from impairment on investment of $0.5 million and is not expecting to record a gain at the completion of the transaction.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2007-2015.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim and UBI. As of March 31, 2007, the outstanding indebtedness under these bank loans totaled $27.0 million and mature through 2007-2012. As of December 31, 2006, the outstanding indebtedness under the bank loans from Bank Hapoalim was $26.3 million.

On February 26, 2007, the Company entered into a bank loan with Union Bank Of Israel (“UBI”). Pursuant to the loan agreement, UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The Company received the $10 million loan on April 2, 2007. The loan is secured by a pledge of certain assets.

On April 26, 2007, the Company refinanced its existing loans with Bank Hapoalim. This agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear an interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of our Class A Stock.

On November 20, 2006, the Company entered into a trust agreement with Hermatic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250,000,000 (approximately $58 million) with an interest rate of 5.75%, which is linked to the Consumer Price Index in Israel. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. The Company received the funds from the private placement on November 20, 2006. Midroog Ltd., an affiliate of Moody’s Investors Service rated the Company as A3.

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

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim Ltd., Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted Am-Hal a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of March 31, 2007, Am-Hal had drawn $2.5 million from the facility. As of March 31, 2007, and December 31, 2006, the amount of Am-Hal’s outstanding debt under the loans from Bank Hapoalim Ltd., Phoenix Insurance Company and others, were $15.3 million and $15.0 million, respectively. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates ranging between 6.5% and 7.5%. Am-Hal Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $2.9 million in favor of tenants of Am-Hal in order to secure their deposits.

Other long term borrowings in the amount of $1.7 million are linked to the Consumer Price Index in Israel and mature between 2007 and 2010, of which $1.5 million bears no interest. The remaining $0.2 million bears an annual interest rate of 5.7%.

The weighted average interest rates and the balances of these short-term borrowings as of March 31, 2007 and December 31, 2006 were 6.2% on $16.3 million and 6.4% on $21.2 million, respectively.

As of March 31, 2007, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.6 million. These include:

1.

$5.7 million guarantee on indebtedness incurred by Bay Heart ($2.3 million of which is recorded as a liability in the Company’s financial statements as of March 31, 2007) in connection with the development of the property. Bay Heart recorded losses in 2007 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$2.9 million guarantee to Am-Hal tenants as described above.

3.	$1.0 million guarantee to Galha 1960 Ltd.

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

As of March 31, 2007, the Company did not have any open foreign currency forward exchange contracts to purchase or sell U.S. Dollars.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2007, and are sensitive to the above market risks.

During the three months ended March 31, 2007, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2006.

Interest Rate Risks

At March 31, 2007, the Company had financial assets totaling $36.0 million and financial liabilities totaling $107.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2007, the Company did not have fixed rate financial assets and had variable rate financial assets of $36.0 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

At March 31, 2007, the Company had fixed rate debt of $66.4 million and variable rate debt of $41.2 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $0.2 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2007, the Company did not enter into foreign exchange forward purchase contracts. At March 31, 2007, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.4 million, and regarding the statements of operations, a ten percent devaluation of the foreign currency would be reflected in a net increase in earnings and cash flow would be $8.4 million.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Special Meeting of Shareholders was held on February 7, 2007. The following proposals were approved by the margins indicated below:

(1)

The approval of the proposed amendment to our Restated Certificate of Incorporation to increase the authorized share capital of Ampal from 60,000,000 shares of Class A Stock to 100,000,000 shares of Class A Stock.

FOR	AGAINST	ABSTAIN

23,031,173	149,022	528,897

(2)

The approval of the proposed issuance of up to 4,071,352 shares of Class A Stock of the Company issuable upon the exercise of warrants sold by the Company in a private placement transaction to certain institutional investors in Israel.

FOR	AGAINST	ABSTAIN

23,055,306	108,890	544,896

(3)

The approval of the proposed issuance of 8,602,151 shares of Class A Stock of the Company to De Majorca Holdings Ltd. and up to 4,476,389 shares of Class A Stock of the Company to Merhav in connection with the purchase by a wholly-owned subsidiary of the Company from Merhav of a portion of Merhav’s interest in East Mediterranean Gas Co. S.A.E.

FOR	AGAINST	ABSTAIN

25,522,508	659,458	527,126

Item 5.	Other Information. None.

Item 6.	Exhibits.

(a)	Exhibits:

3.1	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

10.1	Undertaking for the Repayment of a Foreign Currency Loan between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007.

10.2	Letter of Undertaking between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007.

10.3	Letter of Undertaking between Bank Hapoalim BM and Ampal-American Israel Corporation dated April 26, 2007.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman

Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz

Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Giora Bar-Nir

Giora Bar-Nir
VP Accounting and Controller
(Principal Accounting Officer)

Date: May 15, 2007

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

10.1	Undertaking for the Repayment of a Foreign Currency Loan between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007.

10.2	Letter of Undertaking between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007.

10.3	Letter of Undertaking between Bank Hapoalim BM and Ampal-American Israel Corporation dated April 26, 2007.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.