Form 10-Q
period 2007-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2007-08-08
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 51,470,698 (as of August 1, 2007).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Part I	Financial Information

ITEM 1.  FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2007	December 31, 2006
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$34,927	$36,733

Deposits receivable	8,295	10,207

Investments	275,873	265,616

Real estate property, less accumulated depreciation of $14,838 and $14,003	69,781	69,319

Other assets	22,520	19,808

Total Assets	$411,396	$401,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	June 30, 2007	December 31, 2006
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$56,061	$44,778
Convertible note to related party	20,000	20,000
Debentures	58,894	59,172
Deposits from tenants	53,711	54,979
Accounts payable, accrued expense and others	13,178	10,964

Total Liabilities	201,844	189,893

Minority interests, net	2,796	2,977

Class A Stock; $1 par value; authorized
100,000,000 and 60,000,000 shares; issued
56,012,975 and 46,328,429 shares;
outstanding 50,438,186 and 40,753,640 shares	56,013	46,328

Receipt on account of unallocated shares	-	40,000

Additional paid-in capital	162,741	126,945

Warrants	226	308

Retained earnings	31,953	40,165

Accumulated other comprehensive loss	(16,303)	(17,059)

Treasury Stock, at cost	(27,874)	(27,874)

Total shareholders' equity	206,756	208,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$411,396	$401,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2007	2006
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES

Real estate income	$4,967	$4,704
Equity in earnings (loss) of affiliates	(342)	1,483
Realized gains on investments	227	5,377
Realized and unrealized gains (loss) on marketable securities	(245)	703
Interest income	985	507
Translation gain	579	269
Other income	1,146	1,293

Total revenues	7,317	14,336

EXPENSES
Real estate expenses	5,169	4,414
Realized loss on investments	-	1,016
Loss from impairment of investment	484	-
Interest expenses	4,681	1,696
Other (mainly general and administrative)	4,362	4,750

Total expenses	14,696	11,876

Income (loss) before income taxes	(7,379)	2,460
Provision for income taxes	941	1,664

Income (loss) after income tax	(8,320)	796
Minority interests, net	(108)	(10)

Net income (loss) for the period	$(8,212)	$806

Basic EPS:
Earning (loss) per Class A Share	$(0.17)	$0.03

Shares used in calculation (in thousands)	47,574	20,701

Diluted EPS:
Earning (loss) per Class A Share	$(0.17)	$0.04

Shares used in calculation (in thousands)	47,574	22,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2007	2006
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES

Real estate income	$2,531	$2,389
Equity in earnings (loss) of affiliates	(325)	586
Realized gains on investments	190	4,390
Realized and unrealized gains (loss) on marketable securities	(246)	164
Interest income	539	273
Translation gain	1,816	553
Other income	524	717

Total revenues	5,029	9,072

EXPENSES
Real estate expenses	2,608	2,241
Realized loss on investments	-	1,016
Interest expenses	2,647	681
Other (mainly general and administrative)	2,393	2,497

Total expenses	7,648	6,435

Income (loss) before income taxes	(2,619)	2,637
Provision for income taxes	618	1,271

Income (loss) after income tax	(3,237)	1,366
Minority interests, net	(74)	(15)

Net Income (loss) for the period	$(3,163)	$1,381

Basic EPS:
Earning (loss) per Class A Share	$(0.06)	$0.06

Shares used in calculation (in thousands)	49,377	20,731

Diluted EPS:
Earning (loss) per Class A Share	$(0.06)	$0.06

Shares used in calculation (in thousands)	49,377	22,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2007	2006
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Income (loss) for the period	$(8,212)	$806
Adjustments to reconcile net (income)loss for the period to net cash from operating activities:
Equity in loss (earnings) of affiliates	342	(1,483)
Realized and unrealized gains on investments, net	18	(5,064)
Depreciation expense	947	1,015
Amortization income from tenants deposits	(783)	(838)
Non cash stock based compensation	367	432
Loss from impairment of investment	484	-
Translation gain	(579)	(269)
Minority interests	(108)	(10)
Decrease in other assets	(1,306)	(3,063)
Increase in accounts payable, accrued
expenses and others	1,779	2,428
Investments made in trading securities	(9,484)	(49,994)
Proceeds from sale of trading securities	1,108	71,809
Dividends received from affiliates	63	127

Net cash provided(used in) by operating activities	(15,364)	15,896

Cash flows from investing activities:
Deposit collected	1,999	-
Investments made	(7,340)	(1,239)
Proceeds from sale of investments	5,035	23,009
Capital improvements	(1,099)	(424)

Net cash provided (used in) by investing
activities	(1,405)	21,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2007	2006
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$37,231	$690
Notes and loans payable repaid	(26,587)	(5,780)
Contribution to partnership by minority	74	-
Proceeds from exercise of stock option and
warrants	5,033	82

Net cash provided by (used in) financing activities	15,751	(5,008)

Effect of exchange rate changes on cash and
cash equivalents	(788)	594

Net increase (decrease)in cash and cash equivalents	(1,806)	32,828
Cash and cash equivalents at beginning of Period	36,733	24,314

Cash and cash equivalents at end of period	$34,927	$57,142

Supplemental Disclosure of Non-cash
Investing and Financing Activities:

Consideration for sale of an investment recorded as other assets in
previous period	$-	$450

Dividend from an equity investment recorded as payable accounts in
previous period	$-	$5,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

	Class A stock
	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING 2007:
Net loss for the period						(8,212)			(8,212)

Foreign currency
translation adjustments							756		756

Total comprehensive loss									(7,456)

Adjustment upon adoption
of FIN 48						(2,000)			(2,000)
Change in deferred tax
asset relating to
adoption of FIN 48						2,000			2,000
Shares issued for
investment made	8,603	8,603	(40,000)	31,397					--
Compensation expense
recognized under SFAS
123R				366					366
Issuance of shares for
exercise of Warrants	1,082	1,082		4,033	(82)				5,033

BALANCE AT JUNE 30, 2007	56,013	56,013	--	162,741	226	31,953	(16,303)	(27,874)	206,756

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

	Class A stock		4% Preferred stock		6.5% Preferred stock
	Number of shares*	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	58,252	51,223	(19,518)	(30,693)	88,869
CHANGES DURING 2006:
Net gain for the period								806			806

Foreign currency
translation adjustments									1,824		1,824
Unrealized gain on
marketable securities									77		77

Total comprehensive loss											2,707
Conversion of 3,721 4%
preferred stock and
28,333 6.5% preferred
stock into Class A stock	103	103	(4)	(19)	(28)	(142)	58				--
Compensation expense
recognized under SFAS
123R							432				432
Reissuance of 26,250
treasury stock for
exercise of stock option								(49)		131	82

BALANCE AT JUNE 30, 2006	25,930	25,930	110	552	613	3,065	58,742	51,980	(17,617)	(30,562)	92,090

*In thousands

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

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2006 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2006 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.

Accounting Change – Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Refer to Note 6 for additional information regarding the Company’s unrecognized tax benefits.

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

FAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

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

Cash equal to $12.0 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	East Mediterranean Gas Company

On December 1, 2005, the Company, through Merhav Ampal Energy, Ltd. (“MAE”), a wholly-owned subsidiary of the Company, acquired a 2% interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”) from Merhav M.N.F. Ltd. (“Merhav”). The Company paid $30.0 million in cash, representing the fair value of the interest purchased at the time this transaction closed.

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

The cost of the investment was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, will be paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that can be issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction(which ensured that the proposal would be adopted by the requisite shareholders vote on February 7, 2007)the Company, as of December 31, 2006, classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006 and recognized the $40 million with shareholders’ equity as “Receipt on account of unallocated shares”.

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

On June 4, 2007, EMG called for additional capital from all of its shareholders. As a result, the Company paid an additional $5.8 million in order to maintain its pro rata beneficial interest in EMG.

On June 6, 2007, the Company, through MAE, entered into an agreement with Merhav and certain Israeli institutional investors (the “Investors”) providing for the establishment of a joint venture to purchase and hold shares of EMG. The terms of the transaction provide that the joint venture will purchase, with funds provided by the Investors, a 1.8% interest in EMG from Merhav for a purchase price of approximately $40 million. The price being paid is the same purchase price (on a per share basis) paid by MAE in its last purchase of beneficial interests in EMG in December 2006. The Investors will have a 50% interest in the joint venture for their $40 million contribution. MAE will contribute a 1.8% interest in EMG in exchange for the remaining 50% interest in the joint venture. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2007.

The joint venture entity will be a newly formed Israeli limited partnership, “Merhav Ampal Energy Holdings, LP” (the “Partnership”), whose general partner will be a newly formed Israeli company equally owned by Ampal and the Israeli Infrastructure Fund (“IIF”), one of the Investors. MAE and the Investors will be limited partners. The general partner shall manage the partnership through a board of directors consisting of 4 directors, two of whom will be appointed by Ampal and two of whom shall be appointed by IFF. If a deadlock on the board of directors of the general partner occurs in connection with certain major decisions relating to EMG (such as changes in EMG’s organizational documents or dividend policy, the sale, merger or liquidation of EMG, capital calls by EMG, approval of material and related party agreements, new issuances by EMG and the exercise of preemptive rights), the general partner will cause the shares of EMG held by the Partnership to be voted pro rata in accordance with the wishes of Ampal and IIF.

On June 28, 2007, Ampal and the Investors agreed to include additional Israeli institutional investors (the “New Investors”) in the previously announced joint venture to purchase and hold shares in EMG.

The joint venture will use the additional funds provided by the New Investors to purchase an additional 2.6% interest in EMG from Merhav for a purchase price of approximately $57 million, which is the same purchase price (on a per share basis) paid by MAE for its last purchase of beneficial ownership in EMG shares in December 2006. MAE will contribute an additional 2.6% interest in EMG above the 1.8% interest in EMG it has already agreed to contribute. At closing, the joint venture will hold a total of 8.8% of the outstanding shares of EMG. Ampal’s contribution is being valued at the same price per EMG share as the joint venture’s purchase from Merhav. Following the investment, Ampal will hold a 50% interest in the joint venture and the Investors will have a 50% interest in the joint venture for their aggregate contribution of approximately $97 million. This transaction (including the original agreement to form the joint venture) is subject to customary closing conditions. As of June 30, 2007 the closing conditions were not met.

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

As a result of the adoption by the Company of FIN 48, on January 1, 2007, the Company recognized, as a cumulative effect of change in accounting principle, a $2 million increase in its liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings. Furthermore, the Company recognized an increase in deferred tax assets of approximately $2.0 million, which was accounted for as an increase in the January 1, 2007 balance of retained earnings. The Company and its subsidiaries have not received tax assessments for the years 2003 and thereafter.

7.	Segment information presented below, results primarily from operations in Israel.

SFAS 131 “Disclosure about Segments of an Enterprise and Related Information”establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply natural gas to Israel through a pipeline to be constructed from Egypt to Israel.

The real estate rental segment consists of rental property owned in Israel and the United States and leased to unrelated parties, and operations of Am-Hal Ltd. (“Am-Hal”), a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel. On August 5, 2007, the Company sold all of interest in Am-Hal.

The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and an affiliate Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary, all located in Israel. During June 2006, the Company sold all of its interest in Coral World International Limited.

The finance segment consists of all other activities which are not part of the above segments.

SIX MONTHS ENDED JUNE 30,	2007	2006
(Dollars in thousands)

Revenues:
Finance	$1,580	$3,034
Real Estate	4,967	4,704
Leisure-time	1,146	5,148
Intercompany adjustments	(34)	(33)

	7,659	12,853
Equity	(342)	1,483

Total consolidated revenues	$7,317	$14,336

Pretax Operating Gain (loss):
Finance	$(6,476)	$(2,558)
Real Estate	(673)	(633)
Leisure-time	112	4,168

	(7,037)	977
Equity	(342)	1,483

Total consolidated pretax gain (loss)	$(7,379)	$2,460

Total Assets:
Finance	$338,498	$100,487
Energy	265,680	29,960
Real Estate	75,664	75,853
Leisure-Time	3,745	3,345
Intercompany adjustments	(272,191)	(2,799)

Total consolidated assets	$411,396	$206,846

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

8.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the six-month periods ended June 30, 2007 and 2006 because such shares are anti-dilutive.

(Shares in thousands)	JUNE 30,
	2007	2006

Options and Rights	2,164	-

9.	DEBT

During 2007 the Company entered into the following new loan agreement:

On February 26, 2007, the Company entered into a bank loan with Union Bank Of Israel (“UBI”). Pursuant to the loan agreement, on April 2, 2007 UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The loan is secured by a pledge of certain assets.

On April 26, 2007, the Company repaid its existing loans with Bank Hapoalim and signed a new loan agreement. The new agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear an interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock.

As of June 30, 2007, the Company is in compliance with it's debt covenants.

10.	LEGAL PROCEEDINGS:

On March 18, 2007, tenants of the retirements centers for senior citizens of Am-Hal filed a lawsuit in the Tel Aviv District Court against Ampal, Am-Hal and other subsidiaries of Ampal. The lawsuit was filed after Ampal announced the potential sale of its holdings in Am-Hal to Mishan. Among other things, the plaintiffs requested that the District Court (i) issue warrants that will oblige Am-Hal to keep the deposits received from the tenants in a designated account for each tenant controlled by an accountant agreed to by Am-Hal and the tenants, (ii) maintain the level of services provided by Am-Hal to the tenants and (iii) maintain the ratio of independent tenants and supportive tenants in the centers. The plaintiffs also asked the District Court to issue temporary ex parte injunctions to prohibit Ampal from signing an agreement for the sale of its holdings in Am-Hal and to nominate a receiver to locate and keep the tenants’ deposits. The District Court did not grant the temporary injunctions ex parte and requested that the defendants reply to the claim in accordance with the normal procedures. The District Court removed the plaintiffs’ request for the temporary injunctions according to the plaintiffs’request. On July 29, 2007 the District Court abated the claim as requested by the plaintiffs and defendants.

11.	SUBSEQUENT EVENTS

On July 10, 2007, Ampal entered into an agreement to sell all of the Company’s interest in Am-Hal a 100% wholly own subsidiary to Phoenix Holdings Ltd. (“Phoenix”) and Golden Meybar (2007) Ltd. (“Golden Meybar”)for an aggregate consideration of $29.3 million.

Since December 2005, Phoenix held an option to purchase 19.9% of Am-Hal’s issued share capital. Phoenix agreed not to exercise such option on or before the closing of the transaction.

On August 5, 2007, the Company completed the sale to Phoenix and Golden Meybar of all of the Company’s interest in Am-Hal, and received from Phoenix and Golden Meybar an aggregate consideration of $29.3 million. The closing of the sale was subject to the approval of anti-trust authorities and the consent of Bank Hapoalim Ltd., which were obtained on July 26, 2007 and July 29, 2007, respectively. As aresult of the sale, the Company anticipates recording a gain of approximately $29.7 million (approximately $19.7 million, net of tax) and a reduction in assets and liabilities of approximately $75.7 million and $75.2 million, respectively, in the third quarter of 2007.

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

Investment in EMG and other cost basis investments

The Company accounts for its 12.5% equity interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”), and a number of other investments on the basis of the cost method. EMG, which is the Company’s most significant holding as of June 30, 2007, was acquired from Merhav (M.N.F.) Ltd. (“Merhav”), which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 12.5% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase. We hold marketable securities classified as trading securities that are carried at fair value. We classify investment in marketable securities as investment in trading securities, if those securities are bought and held principally for the purpose of selling them in the near term (held for only a short period of time). All the other securities are classified as available for sale securities (as of June 30, 2007, no marketable securities were classified as available for sale securities).

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

Employee Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No – 25. “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123 – “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we disclosed pro forma information assuming we had accounted for employees’ share-based payments using the fair value-based method defined in FAS 123.

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

FAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

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

Results of Operations

Six months ended June 30, 2007 compared to Six months ended June 30, 2006

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net loss of $8.2 million for the six months ended June 30, 2007 compared to a net gain of $0.8 million for the same period in 2006. The increase in losses is primarily attributable to a decrease in earning of affiliates, a decrease in net realized gains from investments and marketable securities, an increase in loss from impairment of investment and an increase in interest expense for the six months ended June 30, 2007 as compared to the same period in 2006.

Equity in earnings of affiliates decreased to a net loss of $0.3 million for the six months ended June 30, 2007, compared to a net gain of $1.5 million for the same period in 2006. The decrease is primarily attributable to the sale of Coral World International (“CWI”) in June 2006, which had recorded a gain of $1.6 million in the six months ended June 30, 2006.

In the six month period ended June 30, 2007, the Company recorded $0.2 million of net realized gain on investments, compared to $4.4 million of net realized gain in the same period in 2006. On May 21, 2007 the company sold all of its interest in Carmel Containers Ltd. (“Carmel”) for $4.6 million. No gain was recorded relating to sale of Carmel since an impairment was recorded during the first quarter of 2007 (see below –loss from impairment). The net gain recorded in 2006 was primarily attributable to the sale of CWI ($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. (“Modem Art”) ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain)and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”)($0.2 million gain). These gains were offset partially by a loss from the sale of Ophir Holdings Ltd. (“Ophir”) ($1.0 million loss).

In the six month period ended June 30, 2007, the Company recorded $0.5 million of loss from impairment of investment relating to the investment in Carmel.

In the six month period ended June 30, 2007, the Company recorded $4.7 million of interest expense, compared to $1.7 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel and the convertible promissory note issued to Merhav which were issued in November and December 2006, respectively.

Results of operations analyzed by segments for six months ended June 30:

	2007	2006
	(U.S. Dollars in thousands)

Revenues:
Finance	$1,580	$3,034
Real estate income	4,967	4,704
Leisure-time	1,146	5,148
Intercompany adjustments	(34)	(33)

	7,659	12,853
Equity in earning of affiliates	(342)	1,483

Total	$7,317	$14,336

In the six months ended June 30, 2007, the Company recorded $7.3 million in revenue which was comprised of $1.6 million in the finance segment, $5.0 million in the real estate segment, $1.1 million in the leisure-time segment and a $0.3 million loss in equity, as compared to $14.3 million for the same period in 2006 which was comprised of $3.0 million in the finance segment, $4.7 million in real estate segment, $5.1 million in the leisure-time segment and a $1.5 million gain in equity. The decrease in finance segment revenue is primarily related to decrease in realized and unrealized gains on marketable securities. The decrease in leisure-time revenue is primarily related to the gain of $4.2 million from the sale of CWI which was recorded in 2006.

	2007	2006
	(U.S. Dollars in thousands)

Expenses:

Finance	$8,022	$5,559
Real estate expense	5,640	5,337
Leisure-time	1,034	980

Total	$14,696	$11,876

In the six months ended June 30, 2007, the Company recorded $14.7 million in expenses which was comprised of $8.0 million in the finance segment, $5.6 million in the real estate segment and $1.0 million in the leisure-time segment, as compared to $11.9 million expense for the same period in 2006 which was comprised of $5.6 million in the finance segment, $5.3 million in the real estate segment and $1.0 million in the leisure-time segment. The increase in finance expense is primarily attributable to the increase in interest expense relate to the notes issued to institutional investors in Israel and the convertible promissory note issued to Merhav, which were issued in November and December of 2006, respectively.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

The Company recorded a consolidated net loss of $3.2 million for the three months ended June 30, 2007 compared to a net gain of $1.4 million for the same period in 2006. The increase in losses is primarily attributable to a decrease in earning of affiliates, a decrease in net realized gains from investments and marketable securities and increase in interest expense for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease in earnings was partially offset by an increase in translation gain for the three months ended June 30, 2007 as compared to the same period in 2006.

Equity in earnings of affiliates decreased to a net loss of $0.3 million for the three months ended June 30, 2007, compared to a net gain of $0.6 million for the same period in 2006. The decrease is primarily attributable to the sale of CWI in June 2006, which had recorded a gain of $0.9 million in the three months ended June 30, 2006.

In the three month period ended June 30, 2007, the Company recorded $0.2 million of net realized gain on investments, compared to $3.4 million of net realized gain in the same period in 2006. On May 21, 2007 the Company sold all of its interest in Carmel for $4.6 million. No gain was recorded relating to sale of Carmel since impairment was recorded during the first quarter of 2007. The gain recorded in 2006 was primarily attributable to the sale of CWI ($4.2 million gain) and the sale of certain assets by FIMI ($0.2 million gain). These gains were partially offset by a loss from the sale of Ophir ($1.0 million loss).

In the three month period ended June 30, 2007, the Company recorded $2.6 million of interest expense, compared to $0.7 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel and the convertible promissory note issued to Merhav, which were issued in November and December of 2006, respectively.

In the three month period ended June 30, 2007, the Company recorded a $1.8 million translation gain, as compared to a $0.6 million translation gain for the same period in 2006. The increase in translation gain is related to the devaluation of the New Israeli Shekel compared to the American Dollar.

Results of operations analyzed by segments for three months ended June 30:

	2007	2006
	(U.S. Dollars in thousands)

Revenues:

Finance	$2,316	$1,480
Real estate income	2,531	2,389
Leisure-time	524	4,632
Intercompany adjustments	(17)	(15)

	5,354	8,486
Equity in earning of affiliates	(325)	586

Total	$5,029	$9,072

In the three months ended June 30, 2007, the Company recorded $5.0 million in revenue which was comprised of $2.3 million in the finance segment, $2.5 million in the real estate segment, $0.5 million in the leisure-time segment and a $0.3 million loss in equity, as compared to $9.1 million for the same period in 2006 which was comprised of $1.5 million in the finance segment, $2.4 million in real estate segment, $4.6 million in the leisure-time segment and a $0.6 million gain in equity. The increase in financial segment is primarily attributable to the increase in translation gain related to the devaluation of the New Israeli Shekel compared to the American Dollar. The decrease in leisure-time revenue is primarily related to the gain of $4.2 million from the sale of CWI which was recorded in 2006.

	2007	2006
	(U.S. Dollars in thousands)

Expenses

Finance	$4,481	$2,939
Real estate Expense	2,644	2,985
Leisure-time	523	511

Total	$7,648	$6,435

In the three months ended June 30, 2007, the Company recorded $7.6 million in expenses which was comprised of $4.5 million in the finance segment, $2.6 million in the real estate segment and $0.5 million in the leisure-time segment, as compared to a $6.4 million expense for the same period in 2006 which was comprised of $2.9 million in the finance segment, $3.0 million in the real estate segment and $0.5 million in the leisure-time segment. The increase in finance expense is primarily attributable to the increase in interest expense derived from the notes issued to institutional investors in Israel and the convertible promissory note issued to Merhav, which were issued in November and December of 2006, respectively.

Liquidity and Capital Resources

        Cash Flows

On June 30, 2007, cash, cash equivalents and marketable securities were $43.3 million, as compared with $37.1 million at December 31, 2006. The increase is primarily attributable to the investment in marketable securities which was funded by the sale of Carmel and FIMI and by proceeds from exercise of warrants. This increase in cash flow was partially offset by the additional investment in EMG, Bay Heart Ltd. (“Bay Heart”) and FIMI.

As of June 30, 2007, the Company had $8.4 million of marketable securities as compared to $0.4 million in 2006.

The Company may also receive cash from operations and investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need to further utilize these sources of cash. The Company may need to draw upon its other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

In addition, cash equal to $12 million has been placed as compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

Net cash used in by operating activities totaled approximately $15.4 million for the six months ended June 30, 2007, compared to approximately $15.9 million provided by operating activities for the same period in 2006. The decrease is primarily attributable to the $8.4 million of net investment in marketable securities in 2007 ($9.5 million investment offset by $1.1 million proceeds) as compared to $21.8 million of net proceeds from the sale of marketable securities ($71.8 million proceeds offset by $50.0 million invested) in the same period of 2006.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $1.4 million for the Six months ended June 30, 2007, compared to approximately $21.3 million provided by investing activities for the same period in 2006. The decrease is primarily attributable to the Company’s investments in EMG ($5.8 million), Bay Heart ($1.5 million) and capital improvement in Am-Hal offset by proceeds from the sale of Carmel ($4.6 million) and FIMI and by deposit collected. The cash provided by investing activities during 2006 is primarily attributable to the proceeds at the amount of $23.0 million from the sale of CWI, Ophir, Modem Art and certain assets of TP and FIMI.

        Cash flows from financing activities

Net cash provided by financing activities was approximately $15.8 million for the six months ended June 30, 2007, compared to approximately $5.0 million of net cash used in financing activities for the six month period ended June 30, 2006.

In the six months ended June 30, 2007, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $26.6 million while borrowing $27.2 million under a loan facility with Bank Hapoalim and an additional $10 million from Union Bank Of Israel (“UBI”) and from exercise of warrants ($5.0 million). In the six months ended June 30, 2006, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $5.8 million while using its own cash and borrowing an additional $0.7 million under a loan facility with Bank Hapoalim.

Investments

In the six months ended June 30, 2007, the Company made additional investments of $5.8 million in EMG as part of a capital call, $1.4 million in the form of a loan to Bay Heart and $0.1 million in FIMI.

In the six months ended June 30, 2007, the Company disposed of the following investment:

On May 21, 2007, the Company closed the sale of all of its holdings in Carmel, a packaging manufacturer based in Israel. Pursuant to this transaction, Ampal and its subsidiaries sold to Carmel an aggregate of 522,350 ordinary shares of Carmel for an aggregate sales price of approximately $4.6 million. The Company recorded no gain since impairment was recorded in the first quarter of 2007.

On June 21, 2007, the Company sold certain assets of FIMI for $0.4 million.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision, and they mature between 2007-2015.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim and UBI. As of June 30, 2007, the outstanding indebtedness under these bank loans totaled $37.0 million and the loans mature through 2007-2013. As of December 31, 2006, the outstanding indebtedness under the bank loans from Bank Hapoalim was $26.3 million.

On February 26, 2007, the Company entered into a bank loan with UBI. Pursuant to the loan agreement, UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The loan is secured by a pledge of certain assets.

On April 26, 2007, the Company repaid its existing loans with Bank Hapoalim and signed a new agreement. The new agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear an interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of our Class A Stock.

On November 20, 2006, the Company entered into a trust agreement with Hermatic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250,000,000 (approximately $58 million) with an interest rate of 5.75%, which is linked to the Consumer Price Index in Israel. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. The Company received the funds from the private placement of the notes on November 20, 2006. Midroog Ltd., an affiliate of Moody’s Investors Service rated the Company as A3.

On August 1, 2007, the Company published a prospectus for the registration and listing of the notes for trading on the TASE. Until the date of the listing, Ampal paid an additional annual interest rate of 0.5% on the notes.

In addition, as part of the EMG transaction in December 2006, the Company issued to Merhav a promissory note (the “Convertible Promissory Note”) in the principal amount of $20 million, which at the option of Merhav, will be paid in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bears interest at 6 months LIBOR (5.375%) and matures on the earlier of September 20, 2007 or upon demand by Merhav. Ampal may pre-pay the Convertible Promissory Note at any time in whole or in part.

The Company financed a portion of the development of Am-Hal, a wholly-owned subsidiary of the Company, which develops and operates luxury retirement centers for senior citizens, through a revolving credit facility from Bank Hapoalim Ltd., Phoenix Insurance Company and others. On December 1, 2005, a loan agreement creating the facility was signed between Am-Hal, Phoenix Insurance Company and others. Pursuant to the loan agreement, the lenders granted Am-Hal a revolving credit facility in Israeli Shekels equal to $12.5 million. The annual interest rate on the loan, which matures in 10 years, is 7.5%. The interest rate and the principal of the loan will be adjusted based on the changes in the Israeli Consumer Price Index. As of June 30, 2007, Am-Hal had drawn $2.5 million from the facility. As of June 30, 2007, and December 31, 2006, the amount of Am-Hal’s outstanding indebtedness under the loans from Bank Hapoalim Ltd., Phoenix Insurance Company and others, was $15.3 million and $15.0 million, respectively. The loans, excluding the Phoenix loan, mature in up to one year and have interest rates ranging between 6.5% and 7.5%. Am-Hal Company generally repays these loans with the proceeds received from deposits and other payments from the apartments in Am-Hal facilities. The loans are secured by a lien on Am-Hal’s properties. The Company also issued guarantees in the amount of $2.8 million in favor of tenants of Am-Hal in order to secure their deposits. On August 5, 2007, the Company completed the sale of all of its interest in Am-Hal (see subsequent events).

Other long term borrowings in the amount of $1.7 million are linked to the Consumer Price Index in Israel and mature between 2007 and 2010, of which $1.4 million bears no interest. The remaining $0.3 million bears an annual interest rate of 5.7%.

The weighted average interest rates and the balances of these short-term borrowings as of June 30, 2007 and December 31, 2006 were 6.2% on $16.3 million and 6.4% on $21.2 million, respectively.

As of June 30, 2007, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $9.0 million. These include:

1.	A $5.3 million guarantee on indebtedness incurred by Bay Heart ($1.6 million of which is recorded as a liability in the Company’s financial statements as of June 30, 2007) in connection with the development of the property. Bay Heart recorded losses in 2007 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $2.8 million guarantee to Am-Hal tenants as described above.

3.	A $1.0 million guarantee to Galha 1960 Ltd.

CHANGES IN SHAREHOLDERS EQUITY

During the second quarter of 2007 the Company issued 1,082,395 Class A Shares to investors that exercised warrants granted to them by the Company on December 28, 2006. The total proceeds from the exercise of warrants were $5.0 million.

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

As of June 30, 2007, the Company did not have any open foreign currency forward exchange contracts to purchase or sell U.S. Dollars.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,”“intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2007, and are sensitive to the above market risks.

During the six months ended June 30, 2007, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2006.

Interest Rate Risks

At June 30, 2007, the Company had financial assets totaling $32.7 million and financial liabilities totaling $116.4 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2007, the Company did not have fixed rate financial assets and had variable rate financial assets of $32.7 million.  A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

At June 30, 2007, the Company had fixed rate debt of $66.0 million and variable rate debt of $50.4 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $0.3 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2007, the Company did not enter into foreign exchange forward purchase contracts. At June 30, 2007, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.6 million, and regarding the statements of operations, a ten percent devaluation of the foreign currency would be reflected in a net increase in earnings and cash flow would be $8.1 million.

Equity Price Risk

The Company’s investments as of June 30, 2007, included marketable securities which are recorded at a fair value of $8.4 million, including a net unrealized loss of $0.2 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $0.8 million. There will be no impact on cash flows resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

ITEM 4T.	CONTROLS AND PROCEDURES

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

On March 18, 2007, tenants of the retirements centers for senior citizens of Am-Hal filed a lawsuit in the Tel Aviv District Court against Ampal, Am-Hal and other subsidiaries of Ampal. The lawsuit was filed after Ampal announced the potential sale of its holdings in Am-Hal to Mishan. Among other things, the plaintiffs requested that the District Court (i) issue warrants that will oblige Am-Hal to keep the deposits received from the tenants in a designated account for each tenant controlled by an accountant agreed to by Am-Hal and the tenants, (ii) maintain the level of services provided by Am-Hal to the tenants and (iii) maintain the ratio of independent tenants and supportive tenants in the centers. The plaintiffs also asked the District Court to issue temporary ex parte injunctions to prohibit Ampal from signing an agreement for the sale of its holdings in Am-Hal and to nominate a receiver to locate and keep the tenants’ deposits. The District Court did not grant the temporary injunctions ex parte and requested that the defendants reply to the claim in accordance with the normal procedures. The District Court removed the plaintiffs request for the temporary injunctions according to the plaintiffs’request. On July 29, 2007, the District Court abated the claim as requested by the plaintiffs and defendants.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	Form of Amended and Restated Agreement of Certain Shareholders of East Mediterranean Gas Co. (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on June 8, 2007, and incorporated herein by reference).

10.2	Agreement between Ampal Industries Inc. and Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Giora Bar-Nir —————————————— Giora Bar-Nir VP Accounting and Controller (Principal Accounting Officer)

Date: August 8, 2007

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1	Form of Amended and Restated Agreement of Certain Shareholders of East Mediterranean Gas Co. (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on June 8, 2007, and incorporated herein by reference).

10.2	Agreement between Ampal Industries Inc. and Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.