Form 10-Q
period 2007-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2007-11-08
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 57,702,532 (as of November 5, 2007).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Page
Part I	Financial Information

Item 1.	Financial Statements (unaudited)

Part II.	Other Information	28

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	September 30, 2007	December 31, 2006
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Cash and cash equivalents	$63,447	$36,733

Deposits receivable	8,782	10,207

None marketable Securities	267,465	265,236
Marketable Securities	14,918	380

Total Investments	282,383	265,616

Real estate property, less accumulated
depreciation of $0 and $14,003	-	69,319

Other assets	13,760	19,808

Total Assets	$368,372	$401,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	September 30, 2007	December 31, 2006
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES

Notes and loans payable	$40,680	$44,778
Convertible note to related party	-	20,000
Debentures	63,911	59,172
Deposits from tenants	-	54,979
Accounts payable, accrued expense and others	9,919	10,964

Total Liabilities	114,510	189,893

Minority interests, net	287	2,977

Class A Stock; $1 par value; authorized 100,000,000 and 60,000,000 shares; issued 62,986,321 and 46,328,429 shares; outstanding 57,411,532 and 40,753,640 shares	62,986	46,328

Receipt on account of unallocated shares	1,353	40,000

Additional paid-in capital	188,616	126,945

Warrants	-	308

Retained earnings	43,840	40,165

Accumulated other comprehensive loss	(15,346)	(17,059)

Treasury Stock, at cost	(27,874)	(27,874)

Total shareholders' equity	253,575	208,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$368,372	$401,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES

Real estate income	$-	$195
Equity in earnings (loss) of affiliates	(1,037)	1,383
Realized gain on fixed asset	-	2,491
Realized gains on investments	227	5,397
Realized and unrealized gains (loss) on marketable securities	(195)	1,131
Interest income	1,694	1,014
Translation gain	-	803
Leisure-time income	1,816	1,571
Other income	140	330

Total revenues	2,645	14,315

EXPENSES
Real estate expenses	-	228
Realized loss on investments	-	1,016
Loss from impairment of investment	484	-
Interest expenses	7,756	1,908
Translation loss	992	-
Other (mainly general and administrative)	8,054	8,389

Total expenses	17,286	11,541

Income (loss) before income taxes	(14,641)	2,774
Provision for income taxes	2,964	2,469

Income (loss) after income tax	(17,605)	305
Minority interests, net	40	15

Income (loss) from continuing operations	(17,645)	290
Gain on sale of discontinued operations, net of tax	21,737	-
Loss from discontinued operations, net of tax	(417)	(1,279)

Net income (loss) from discontinued operations	21,320	(1,279)

Net income (loss) for the period	3,675	(989)

Basic and Diluted EPS:
Loss from continuing operations	(0.36)	(0.10)
Discontinued operations	0.43	(0.06)

Earning (loss) per Class A Share	$0.07	$(0.16)

Shares used in calculation (in thousands)	49,259	21,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2007	2006
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES

Real estate income	$-	$71
Equity in earnings (loss) of affiliates	(695)	(100)
Realized gain on fixed asset		2,491
Realized gains on investments	-	20
Realized and unrealized gains (loss) on Marketable securities	50	428
Interest income	709	507
Leisure-time income	670	573
Other income	140	35

Total revenues	872	4,025

EXPENSES
Real estate expenses	-	83
Interest expenses	3,635	619
Translation loss	1,452	61
Other (mainly general and administrative)	3,568	3,639

Total expenses	8,655	4,402

Loss before income taxes	(7,783)	(377)
Provision for income taxes	2,068	805

Loss after income tax	(9,851)	(1,182)
Minority interests, net	1	(25)

Net loss from Continuing operations	(9,850)	(1,207)
Gain on sale of discontinued operations, net of tax	21,737	-
Loss from discontinued operations, net of tax	-	(588)

Net income (loss) from discontinued operations	21,737	(588)

Net income (loss) for the period	11,887	(1,795)

Basic and Diluted EPS:
Loss from continuing operations	(0.19)	(0.16)
Discontinued operations	0.41	(0.03)

Earning (loss) per Class A Share	$0.22	$(0.19)

Shares used in calculation (in thousands)	52,649	22,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$3,675	$(989)
Adjustments to reconcile net (income)loss for the period to net cash from operating activities:
Equity in loss (earnings) of affiliates	1,037	(1,383)
Realized and unrealized gains on investments, net	(32)	(5,512)
Gain on sale of discontinued operations, net of tax	(21,737)	-
Gain from sale of fixed asset	-	(2,491)
Depreciation expense	955	1,526
Amortization income from tenants deposits	(759)	(1,284)
Non cash stock based compensation	562	602
Interest from promissory note	815
Loss from impairment of investment	484	-
Translation gain	873	343
Minority interests	(109)	15
Decrease in other assets	(3,472)	13
Increase in accounts payable, accrued
expenses and others	5,963	4,925
Investments made in trading securities	(17,148)	(49,994)
Proceeds from sale of trading securities	2,323	89,622
Dividends received from affiliates	120	217

Net cash provided(used in) by operating activities	(26,450)	35,610

Cash flows from investing activities:
Deposit collected	1,999	-
Investments made in EMG, affiliates and others	(8,225)	(54,415)
Proceeds from sale of affiliates and others	5,035	23,127
Proceeds from sale of Am-Hal(1),net	26,393	-
Proceeds from sale of fixed asset		920
Capital improvements	(1,123)	(860)

Net cash provided (used in) by investing
activities	24,079	(31,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$37,231	$733
Notes and loans payable repaid	(26,698)	(5,981)
Contribution to partnership by minority	74	87
Proceeds from exercise of stock option and
warrants	17,997	82
Dividends paid on preferred stock	-	(2,332)

Net cash provided by (used in) financing activities	28,604	(7,411)

Effect of exchange rate changes on cash and
cash equivalents	481	407

Net increase (decrease)in cash and cash equivalents	26,714	(2,622)
Cash and cash equivalents at beginning of
Period	36,733	24,314

Cash and cash equivalents at end of period	$63,447	$21,692

Supplemental Disclosure of Non-cash
Investing and Financing Activities:
Shares issued for promissory note	$20,000	$-

Consideration for sale of an investment recorded as other assets in
previous period	$-	$397

Consideration for sale of fixed asset offset against other assets	$-	$3,680

Investment in investee offset against issue of shares capital	$-	$(48,965)

Dividend from an equity investment recorded as payable accounts in
previous period	$-	$5,060

(1) Assets and liabilities disposed of in the sale of Am-Hal:
Current assets	2,976
Fixed assets	69,781
Debt	(15,995)
Deposits from tenants	(53,711)
Current liabilities	(3,596)
Minority interest	(2,526)
Difference from translation	52
Gain on sale of Am-Hal	29,412

Proceeds from sale of Am-Hal	26,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

	Class A stock
	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING 2007:
Net income for the period						3,675			3,675
Foreign currency
translation adjustments							1,661		1,661
Sale of foreign currency
translation adjustment							52		52

Total comprehensive loss									5,341
Adjustment upon adoption
of FIN 48						(2,000)			(2,000)
Change in deferred tax
asset relating to
adoption of FIN 48						2,000			2,000
Shares issued for
investment made	8,603	8,603	(40,000)	31,397					--
Shares issued upon
conversion of
convertible note	4,476	4,476		16,339					20,815
Compensation expense
recognized under SFAS
123R				562					562
Issuance of shares for
exercise of Warrants	3,579	3,579	1,353	13,373	(308)				17,997

BALANCE AT SEPTEMBER 30,
2007	62,986	62,986	1,353	188,616	-	43,840	(15,346)	(27,874)	253,575

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

	Class A stock		4% Preferred stock		6.5% Preferred stock
	Number of shares*	Amount	Number of shares	Amount	Number of shares	Amount	Receipt on account of unallocated shares	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1,
2006	25,827	25,827	114	571	641	3,207		58,252	51,223	(19,518)	(30,693)	88,869
CHANGES DURING 2006:
Net gain for the period									(989)			(989)
Foreign currency
translation adjustments										2,351		2,351
Unrealized gain on
marketable securities										(217)		(217)

Total comprehensive loss												1,145
Conversion of 110,848
4% preferred stock and
518,887 6.5% preferred
stock into Class A stock	2,111	2,111	(111)	(554)	(519)	(2,594)		1,037				--
Shares issued according
to EMG Agreement							48,965					48,965
Elimination of treasury
stock			(3)	(17)	(122)	(613)			(1,308)		1,938
Compensation expense
recognized under SFAS
123R								602				602
Reissuance of 26,250
treasury stock for
exercise of stock option									(49)		131	82
Dividend - 4%
Preferred stock									(285)			(285)
- 6.5% Preferred
stock									(2,047)			(2,047)

BALANCE AT SEPTEMBER
30, 2006	27,938	27,938	-	-	-	-	48,965	59,891	46,545	(17,384)	(28,624)	137,331

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

FAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. Ampal is currently evaluating the impact that the adoption of SFAS 159 would have on its consolidated financial statements.

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

On December 1, 2005, the Company, through Merhav Ampal Energy, Ltd. (“MAE”), a wholly-owned subsidiary of the Company, acquired a 2% interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”), from Merhav M.N.F. Ltd. (“Merhav”). The Company paid $30.0 million in cash, representing the fair value of the interest purchased at the time this transaction closed.

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

On December 21, 2006, the Company acquired the beneficial ownership of an additional 5.9% of the outstanding shares of EMG’s capital stock pursuant to an option granted by Merhav in August 2006. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 5.9% investment in EMG was transferred to Ampal at carrying value, which also equals fair value.

The cost of the investment was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, was payable in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on September 20, 2007. Ampal could have pre-paid the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that could have been issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction(which ensured that the proposal would be adopted by the requisite shareholders vote on February 7, 2007)the Company, as of December 31, 2006, classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006 and recognized the $40 million with shareholders’ equity as “Receipt on account of unallocated shares”.

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

On June 6, 2007, the Company, through MAE, entered into an agreement with Merhav and certain Israeli institutional investors (the “Investors”) providing for the establishment of a joint venture to purchase and hold shares of EMG. The terms of the transaction provide that the joint venture will purchase, with funds provided by the Investors, a 1.8% interest in EMG from Merhav for a purchase price of approximately $40 million. The price being paid is the same purchase price (on a per share basis) paid by MAE in its last purchase of beneficial interests in EMG in December 2006. The Investors will have a 50% interest in the joint venture for their $40 million contribution. MAE will contribute a 1.8% interest in EMG in exchange for the remaining 50% interest in the joint venture. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2007.

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

The joint venture will use the additional funds provided by the New Investors to purchase an additional 2.6% interest in EMG from Merhav for a purchase price of approximately $57 million, which is the same purchase price (on a per share basis) paid by MAE for its last purchase of beneficial ownership in EMG shares in December 2006. MAE will contribute an additional 2.6% interest in EMG above the 1.8% interest in EMG it has already agreed to contribute. At closing, the joint venture will hold a total of 8.8% of the outstanding shares of EMG. Ampal’s contribution is being valued at the same price per EMG share as the joint venture’s purchase from Merhav. Following the investment, Ampal will hold a 50% interest in the joint venture and the Investors will have a 50% interest in the joint venture for their aggregate contribution of approximately $97 million. This transaction (including the original agreement to form the joint venture) is subject to customary closing conditions. As of September 30, 2007 the closing conditions were not met.

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

7.	Discontinued operations

On July 10, 2007, Ampal entered into an agreement to sell all of the Company’s interest in Am-Hal Ltd. (“Am-Hal”) a 100% wholly own subsidiary, which constitute majority of the real estate segment to Phoenix Holdings Ltd. (“Phoenix”) and Golden Meybar (2007) Ltd. (“Golden Meybar”)for an aggregate consideration of $29.3 million.

Since December 2005, Phoenix held an option to purchase 19.9% of Am-Hal’s issued share capital. Phoenix agreed not to exercise such option on or before the closing of the transaction.

On August 5, 2007, the Company completed the sale to Phoenix and Golden Meybar of all of the Company’s interest in Am-Hal, and received from Phoenix and Golden Meybar an aggregate consideration of $29.3 million. The closing of the sale was also subject to the approval of anti-trust authorities and the consent of Bank Hapoalim Ltd., which were obtained on July 26, 2007 and July 29, 2007, respectively. As a result of the sale, the Company recorded a gain of approximately $29.4 million (approximately $21.7 million, net of tax) and a reduction in assets and liabilities of approximately $75.7 million and approximately $74.5 million, respectively, a reduction in income of approximately $5.0 million and a reduction in pre tax loss of approximately $0.5 million as of September 30,2007. Loss for the nine months ended September 30, 2007 of $0.4 million attributable to Am-Hal was recorded as loss from discontinued operations.

8.	Segment information presented below, results primarily from operations in Israel.

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

The real estate rental segment previously consisted of rental property owned in Israel and leased to unrelated parties, and operations of Am-Hal Ltd. (“Am-Hal”), a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel. The real estate own by the company was sold in September 2006 and on August 5, 2007, the Company sold all of its interest in Am-Hal (see note 7).

The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and an affiliate Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary, all located in Israel. During June 2006, the Company sold all of its interest in Coral World International Limited.

The finance segment consists of all other activities which are not part of the above segments.

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
(Dollars in thousands)

Revenues:
Finance	$1,905	$4,575
Real Estate	-	2,686
Leisure-time	1,816	5,721
Intercompany adjustments	(39)	(50)

	3,682	12,932
Equity	(1,037)	1,383

Total consolidated revenues	$2,645	$14,315

Pretax Operating Gain (loss):
Finance	$(13,707)	$(5,413)
Real Estate	-	2,576
Leisure-time	103	4,228

	13,604	1,391
Equity	(1,037)	1,383

Total consolidated pretax gain (loss)	$(14,641)	$2,774

Total Assets:
Finance	$386,084	$183,291
Energy	265,680	131,594
Real Estate	-	74,884
Leisure-Time	3,395	3,146
Intercompany adjustments	(286,787)	(138,718)

Total consolidated assets	$368,372	$254,197

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

9.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the periods ended September 30, 2007 and 2006 because such shares are anti-dilutive.

(Shares in thousands)	Nine Months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

Options and Rights	2,435	1,994	2,435	1,994

10.	DEBT

During 2007 the Company entered into the following new loan agreement:

On February 26, 2007, the Company entered into a bank loan with Union Bank Of Israel (“UBI”). Pursuant to the loan agreement, on April 2, 2007, UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The loan is secured by a pledge of certain assets.

On April 26, 2007, the Company repaid its existing loans with Bank Hapoalim and signed a new loan agreement. The new agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear an interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of September 30, 2007, the Company is in compliance with its debt covenants.

In December 2006, as part of the EMG transaction, the Company issued to Merhav the Convertible Promissory Note in the principal amount of $20 million, which at the option of Merhav, was payable in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007, or upon demand by Merhav. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20,815,208 (which includes interest) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

11.	LEGAL PROCEEDINGS:

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

12.	SUBSEQUENT EVENTS

On October 17, 2007, Ampal announced that the Company is conducting preliminary negotiations with the controlling shareholder of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) for the purchase of all its shares in Gadot based on a company value of approximately 545 million New Israeli Shekel (approximately $136 million). No agreement has been signed between the parties and there can be no assurance that the negotiations will be successful.

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

Investment in EMG and other cost basis investments

The Company accounts for its 12.5% equity interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”), and a number of other investments on the basis of the cost method. EMG, which is the Company’s most significant holding as of September 30, 2007, was acquired from Merhav (M.N.F.) Ltd. (“Merhav”), which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 12.5% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase. We hold marketable securities classified as trading securities that are carried at fair value. We classify investment in marketable securities as investment in trading securities, if those securities are bought and held principally for the purpose of selling them in the near term (held for only a short period of time). All the other securities are classified as available for sale securities (as of September 30, 2007, no marketable securities were classified as available for sale securities).

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

Long-Lived Assets

On January 1, 2002, Ampal adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. The company recognized an impairment of $0.4 million in the nine months period ended September 30, 2007 as a result of indication of decrease in one of the company’s investment which was later sold.

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

Results of Operations

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Ampal-American Israel Corporation (“Ampal”) and its subsidiaries (the “Company”) recorded a consolidated net gain of $3.7 million for the nine months ended September 30, 2007 compared to a net loss of $1.0 million for the same period in 2006. The increase in earning is primarily attributable to an increase in gain on sale of discontinued operations for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase in earnings was partially offset by decrease in net realized gains from investments, increase in losses from affiliates, increase in marketable securities loss, increase from impairment of investment and increase in interest expenses and translation loss.

On August 5, 2007 the company sold all of its interest in Am-Hal a 100% wholly own subsidiary which accounted for majority of the company real estate segment for $29.3 million. The recorded gain relating to the sale is $29.4 million ($21.7 million net of tax) and it was recorded as gain on sale from discontinued operation. Loss for the nine months ended September 30, 2007 attributable to Am-Hal of $0.4 million compared to a $1.3 million loss for nine months ended September 30, 2006 is recorded as loss from discontinued operations.

In the nine month period ended September 30, 2007, the Company recorded $0.2 million of net realized gain on investments, compared to $4.4 million of net realized gain in the same period in 2006. On May 21, 2007 the company sold all of its investment in Carmel Containers Ltd. (“Carmel”) for $4.6 million. No gain was recorded relating to sale of Carmel since an impairment was recorded during the first quarter of 2007 (see below –loss from impairment). The net gain recorded in 2006 was primarily attributable to the sale of Coral World International Limited (“CWI”)($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. (“Modem Art”) ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, Telecom Partners (“TP”)($0.4 million gain)and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”)($0.2 million gain). These gains were offset partially by a loss from the sale of Ophir Holdings Ltd. (“Ophir”) ($1.0 million loss).

The Company recorded realized and unrealized loss from marketable securities in the amount of $0.2 million in the nine months ended September 30, 2007 as compared to $1.1 million in the same period in 2006.

Equity in earnings of affiliates decreased to a net loss of $1.0 million for the nine months ended September 30, 2007, compared to a net gain of $1.4 million for the same period in 2006. The decrease is primarily attributable to the sale of CWI in June 2006, which had recorded a gain of $1.6 million in the nine months ended September 30, 2006, the increase in losses from Bay-Heart Limited (“Bay Heart”) which recorded a loss of $1.2 million compared to $0.8 million in the nine months ended September 30, 2006 and the sale of Carmel in May 2007, which recorded earnings of $0.1 million in the nine months ended September 30, 2007 compared to earnings of $0.5 million in the nine months ended September 30, 2006.

In the nine months ended September 30, 2007, the Company recorded $0.5 million of loss from impairment of investment relating to the investment in Carmel.

In the nine months ended September 30, 2007, the Company recorded $7.8 million of interest expense, compared to $1.9 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel and the convertible promissory note (the “Convertible Promissory Note”) issued to Merhav which were issued in November and December 2006, respectively. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20,815,208 on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

In the nine months ended September 30, 2007, the Company recorded a $1.0 million translation loss, as compared to a $0.8 million translation gain for the same period in 2006. The increase in translation loss is related to the revaluation of the New Israeli Shekel compared to the American Dollar.

Results of operations analyzed by segments for nine months ended September 30:

	2007	2006
	(U.S. Dollars in thousands)

Revenues:

Finance	$1,905	$4,575
Real estate income	-	2,686
Leisure-time	1,816	5,721
Intercompany adjustments	(39)	(50)

	3,682	12,932
Equity in earning of affiliates	(1,037)	1,383

Total	$2,645	$14,315

In the nine months ended September 30, 2007, the Company recorded $2.6 million in revenue which was comprised of $1.9 million in the finance segment, $1.8 million in the leisure-time segment and a $1.0 million loss in equity, as compared to $14.3 million for the same period in 2006 which was comprised of $4.6 million in the finance segment, $2.7 million in real estate segment, $5.7 million in the leisure-time segment and a $1.4 million gain in equity. The decrease in finance segment revenue is primarily related to the decrease in realized and unrealized gains on marketable securities and the decrease in realized gain from investments relating to finance segment, which the company recorded $0.2 million in the nine months ended September 30, 2007 compared to $1.2 million in the same period in 2006. The decrease in Real estate income is related to the sale of Am-Hal, a wholly owned subsidiary. The decrease in leisure-time revenue is primarily related to the gain of $4.2 million from the sale of CWI which was recorded in 2006.

	2007	2006
	(U.S. Dollars in thousands)

Expenses:

Finance	$15,573	$9,938
Real estate expense	-	110
Leisure-time	1,713	1,493

Total	$17,286	$11,541

In the nine months ended September 30, 2007, the Company recorded $17.3 million in expenses which was comprised of $15.6 million in the finance segment and $1.7 million in the leisure-time segment, as compared to $11.5 million expense for the same period in 2006 which was comprised of $9.9 million in the finance segment, $0.1 million in the real estate segment and $1.5 million in the leisure-time segment. The increase in finance expense is primarily attributable to the increase in interest expense relate to the notes issued to institutional investors in Israel and the Convertible Promissory Note issued to Merhav, which were issued in November and December of 2006, respectively. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20,815,208 on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

The Company recorded a consolidated net gain of $11.9 million for the three months ended September 30, 2007 compared to a net loss of $1.8 million for the same period in 2006. The increase in earnings is primarily attributable to an increase in gain on sale of discontinued operations and decrease in loss from discontinued operations for the three months ended September 30, 2007, as compared to the same period in 2006. This increase in earnings was partially offset by an increase in losses from affiliates, interest expenses and translation loss, for the three months ended September 30, 2007 as compared to the same period in 2006.

On August 5, 2007, the Company sold all of its interest in Am-Hal a wholly owned subsidiary for $29.3 million. The recorded gain relating to the sale is $29.4 million ($21.7 million net of tax) and it was recorded as gain on sale from discontinued operations.

The Company recorded a loss from Am-Hal discontinued operations of $0.6 million in the three months ended September 30, 2006 as compared to no loss in the same period in 2007 since the investment was sold in August 5, 2007.

Equity in earnings of affiliates decreased to a net loss of $0.7 million for the three months ended September 30, 2007, compared to a net loss of $0.1 million for the same period in 2006. The increase in losses is primarily attributable to the increase in losses from Bay Heart which recorded a loss of $0.7 million in the three months ended September 30, 2007, compared to $0.2 million in the same period in 2006.

The Company recorded realized and unrealized gains from marketable securities in the amount of $0.1 million in the three months ended September 30, 2007 as compared to $0.4 million in the same period in 2006.

In the three months ended September 30, 2007, the Company recorded $3.6 million of interest expense, compared to $0.6 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel and the Convertible Promissory Note issued to Merhav, which were issued in November and December of 2006, respectively. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20,815,208 on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

In the three months ended September 30, 2007, the Company recorded a $1.5 million translation loss, as compared to a $0.1 million translation loss for the same period in 2006. The increase in translation loss is related to the revaluation of the New Israeli Shekel compared to the American Dollar.

Results of operations analyzed by segments for three months ended September 30:

	2007	2006
	(U.S. Dollars in thousands)

Revenues:

Finance	$902	$1,007
Real estate income	-	2,562
Leisure-time	670	573
Intercompany adjustments	(5)	(17)

	1,567	4,125
Equity in earning of affiliates	(695)	(100)

Total	$872	$4,025

In the three months ended September 30, 2007, the Company recorded $0.9 million in revenue which was comprised of $0.9 million in the finance segment, $0.7 million in the leisure-time segment and a $0.7 million loss in equity, as compared to $4.0 million for the same period in 2006 which was comprised of $1.0 million in the finance segment, $2.6 million in real estate segment, $0.6 million in the leisure-time segment and a $0.1 million loss in equity. The decrease in real estate income is related to the sale of Am-Hal a wholly owned subsidiary.

	2007	2006
	(U.S. Dollars in thousands)

Expenses

Finance	$7,976	$3,806
Real estate Expense	-	83
Leisure-time	679	513

Total	$8,655	$4,402

In the three months ended September 30, 2007, the Company recorded $8.7 million in expenses which was comprised of $8.0 million in the finance segment and $0.7 million in the leisure-time segment, as compared to a $4.4 million expense for the same period in 2006 which was comprised of $3.8 million in the finance segment, $0.1 million in the real estate segment and $0.5 million in the leisure-time segment. The increase in finance expense is primarily attributable to the increase in interest expense derived from the notes issued to institutional investors in Israel and the Convertible Promissory Note issued to Merhav, which were issued in November and December of 2006, respectively. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20,815,208 on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

Liquidity and Capital Resources

Cash Flows

On September 30, 2007, cash, cash equivalents and marketable securities were $78.4 million, as compared with $37.1 million at December 31, 2006. The increase is primarily attributable to the sale of Am-Hal, Carmel and proceeds from the exercise of warrants. This increase in cash flow was partially offset by the additional investment in EMG, Bay Heart and FIMI.

As of September 30, 2007, the Company had $14.9 million of marketable securities as compared to $0.4 million in 2006.

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

Cash flows from operating activities

Net cash used in by operating activities totaled approximately $26.5 million for the nine months ended September 30, 2007, compared to approximately $35.6 million provided by operating activities for the same period in 2006. The increase in cash used is primarily attributable to: (1) the $14.8 million of net investment in marketable securities in 2007 ($17.1 million investment offset by $2.3 million proceeds) as compared to $39.6 million of net proceeds from the sale of marketable securities ($89.6 million proceeds offset by $50.0 million invested) in the same period of 2006; and (2) the increase in interest expense due to the notes issued to institutional investors in Israel and the Convertible Promissory Note issued to Merhav, which were issued in November and December of 2006, respectively

Cash flows from investing activities

Net cash provided by investing activities totaled approximately $24.1 million for the nine months ended September 30, 2007, compared to approximately $31.2 million used in investing activities for the same period in 2006. The increase in cash is primarily attributable to the proceeds from the sale of Am-Hal, Carmel, FIMI and by deposit collected, offset by the Company’s investment in EMG ($5.8 million), investment in Bay Heart ($2.4 million) and capital improvement in Am-Hal. The cash used in investing activities during 2006 is primarily attributable to the Company’s investments in EMG ($52.7 million), Bay-Heart ($1.4 million) and Fimi ($0.4 million) offset by the proceeds at the amount of $23.0 million from the sale of CWI, Ophir, Modem Art and certain assets of TP and FIMI.

Cash flows from financing activities

Net cash provided by financing activities was approximately $28.6 million for the nine months ended September 30, 2007, compared to approximately $7.4 million of net cash used in financing activities for the nine months ended September 30, 2006.

In the nine months ended September 30, 2007, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $26.6 million while borrowing $27.2 million under a loan facility with Bank Hapoalim and an additional $10 million from Union Bank Of Israel (“UBI”) and from exercise of warrants ($18.0 million). In the nine months ended September 30, 2006, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $6.0 million while using its own cash and borrowing an additional $0.7 million under a loan facility with Bank Hapoalim.

Investments

In the nine months ended September 30, 2007, the Company made additional investments of $5.8 million in EMG as part of a capital call, $2.3 million in the form of a loan to Bay Heart and $0.1 million in FIMI.

In the nine months ended September 30, 2007, the Company disposed of the following investment:

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

On August 5, 2007, the Company completed the sale to Phoenix and Golden Meybar of all of the Company’s interest in Am-Hal, and received from Phoenix and Golden Meybar an aggregate consideration of $29.3 million. As a result of the sale, the Company recorded a gain of $29.4 million ($21.7 million net of tax).

Debt

Notes issued to institutional investors in Israel, the Convertible Promissory Note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked Israel Shekels, with interest rates varying depending upon their linkage provision, and they mature between 2007-2015.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim and UBI. As of September 30, 2007, the outstanding indebtedness under these bank loans totaled $37.0 million and the loans mature through 2007-2013. As of December 31, 2006, the outstanding indebtedness under the bank loans from Bank Hapoalim was $26.3 million.

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

In addition, as part of the EMG transaction in December 2006, the Company issued to Merhav the Convertible Promissory Note in the principal amount of $20 million, which at the option of Merhav, was payable in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007 or upon demand by Merhav. On September 20, 2007 Merhav exercised its option to convert the outstanding balance of $20,815,208 (which includes interest) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

Other long term borrowings in the amount of $1.7 million are linked to the Consumer Price Index in Israel and mature between 2007 and 2010, of which $1.4 million bears no interest. The remaining $0.3 million bears an annual interest rate of 5.7%.

The weighted average interest rates and the balances of these short-term borrowings as of September 30, 2007 and December 31, 2006 were 7.4% on $3.5 million and 6.3% on $21.2 million, respectively.

As of September 30, 2007, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $6.3 million. These include:

1.	A $5.3 million guarantee on indebtedness incurred by Bay Heart ($1.3 million of which is recorded as a liability in the Company’s financial statements as of September 30, 2007) in connection with the development of the property. Bay Heart recorded losses in 2007 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $1.0 million guarantee to Galha 1960 Ltd.

CHANGES IN SHAREHOLDERS EQUITY

As of September 30, 2007 the Company issued 3,579,351 Class A Shares to investors that exercised warrants granted to them by the Company on December 28, 2006. An additional 291,000 Class A shares were issued during October 2007 and they were recorded as “receipt on account of unallocated shares”. The total proceeds from the exercise of warrants were $18.0 million.

On September 20, 2007 Merhav exercised its option to convert the outstanding balance of $20,815,208 (which includes interest) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

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

As of September 30, 2007, the Company did not have any open foreign currency forward exchange contracts to purchase or sell U.S. Dollars.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and equity prices changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2007, and are sensitive to the above market risks.

During the nine months ended September 30, 2007, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2006.

Interest Rate Risks

As of September 30, 2007, the Company had financial assets totaling $41.1 million and financial liabilities totaling $106.1 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of September 30, 2007, the Company did not have fixed rate financial assets and had variable rate financial assets of $41.1 million.  A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of September 30, 2007, the Company had fixed rate debt of $67.4 million and variable rate debt of $38.7 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $0.1 million.

The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $0.1 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations in Israel. During 2007, the Company did not enter into foreign exchange forward purchase contracts. As of September 30, 2007, the Company didn’t have any open foreign exchange forward purchase contracts. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.7 million, and regarding the statements of operations, a ten percent devaluation of the foreign currency would be reflected in a net increase in earnings and cash flow would be $7.9 million.

Equity Price Risk

The Company’s investments as of September 30, 2007, included marketable securities which are recorded at a fair value of $14.9 million, including a net unrealized loss of $0.2 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $1.5 million. There will be no impact on cash flows resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	Agreement between Ampal Industries Inc. and Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007. (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 8, 2007, and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Giora Bar-Nir —————————————— Giora Bar-Nir VP Accounting and Controller (Principal Accounting Officer)

Date: November 8, 2007

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1	Agreement between Ampal Industries Inc. and Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007. (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 8, 2007, and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.