Form 10-K
period 2007-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2008-03-17
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

        The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $130,530,511 based upon the closing market price of such stock on that date. As of March 5, 2008, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 57,702,532.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis in the following sectors: Energy, Chemicals, Real Estate, Project Development and Leisure Time. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

Significant Developments During 2007

Acquisition of Gadot Chemical Tankers and Terminals Ltd.

On December 3, 2007, Ampal completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) through its wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”), from Netherlands Industrial Chemical Enterprises B.V., for approximately NIS 348 million, or approximately $91.2 million, pursuant to an agreement dated November 20, 2007.

Gadot and its group of companies form Israel’s leading chemical distribution organization. Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to the local industry. Gadot’s shares are listed on the Tel Aviv Stock Exchange. For further information regarding Gadot, see “– Chemicals – Gadot Chemical Tankers and Terminals Ltd.”

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 (the “Credit Facility” , attached hereto as Exhibit 10ff), between MAE and Israel Discount Bank Ltd. (the “Lender”), for approximately $60.7 million. The Credit Facility is divided into two equal loans of approximately $30.35 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first two years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to the Lender as a security for the Credit Facility. Yosef Maiman, the Chairman and CEO of Ampal and a member of the controlling shareholder group, has agreed with the lender to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

Sugarcane Ethanol Production Project

On December 25, 2007, Ampal entered into an Option Agreement (the “Option Agreement”) with Merhav M.N.F. Ltd. providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project (the “Project”) in Colombia being developed by Merhav M.N.F. Ltd. The option expires on the earlier of December 25, 2008 or the date on which both (i) Merhav M.N.F. Ltd. has obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Agreement provides that the purchase price for any interest in the Project purchased by Ampal pursuant to the Option Agreement will equal (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

Ampal has loaned Merhav M.N.F. Ltd. $10 million to fund the purchase of the 11,000 hectares of property in Colombia required for growing sugarcane and the construction of an ethanol production facility for the Project, pursuant to a Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (the “Promissory Note”). Ampal has agreed to advance up to an additional $10 million to fund the Project pursuant to the Promissory Note. The loan bears interest at an annual rate equal to LIBOR plus 2.25%, and will be convertible into all or a portion of the equity interest purchased pursuant to the option.

As security for the loan, Merhav M.N.F. Ltd. has pledged to Ampal, pursuant to a pledge agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal (the “Pledge Agreement”, attached hereto as Exhibit 10ii), all of the shares of Ampal’s Class A Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav M.N.F. Ltd. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

Wind Energy Project

On November 25, 2007, MAE signed a joint venture agreement with Clal Electronics Industries Ltd. (“Clal”), an Israel-based holding company, for the formation of a joint venture that will focus on the new development and acquisition of controlling interests in wind energy projects outside of Israel. The joint venture, owned equally by Clal and the Company through MAE, will seek to either develop or acquire wind energy opportunities with a goal of establishing at least 150MW of installed capacity within the next 3.5 years.The joint venture’s initial project is the development of a wind farm in Greece. The Company has approved a $25 million budget for these projects.

East Mediterranean Gas Company

On November 29, 2007, Ampal and the Israel Infrastructure Fund (“IIF”), leading a group of institutional investors (the “Investors”), purchased a 4.3% interest in East Mediterranean Gas Co. S.A.E. (“EMG”), through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F. Ltd. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav M.N.F. Ltd., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav M.N.F. Ltd.

Merhav M.N.F. Ltd. is a shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholder group of Ampal.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

Shelf Registration

On October 18, 2007, Ampal filed a “shelf” registration statement with the Securities and Exchange Commission. Under this registration statement, Ampal may, from time to time, sell Class A Stock, debt securities, warrants and units, from time to time in one or more offerings, up to a total public offering price of $150 million. The registration statement was declared effective on October 31, 2007.

Conversion of Promissory Note by Merhav M.N.F. Ltd.

On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the convertible promissory note issued to it as partial consideration for the purchase of a 5.9% interest in EMG by Ampal in December 2006, into 4,476,389 shares of Class A Stock of Ampal. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Principal Shareholders of Ampal.”

Sale of Am-Hal Ltd.

On August 5, 2007, Ampal, through Ampal Industries Inc., a subsidiary of the Company, completed the sale of all of Ampal’s interest in Am-Hal Ltd. (“Am-Hal”), an indirect wholly owned subsidiary of Ampal, to Phoenix Holdings Ltd. (“Phoenix”) and Golden Meybar (2007) Ltd. (“Golden Meybar”), for an aggregate consideration of $29.3 million, pursuant to the terms of an agreement dated July 10, 2007.

As a result of the sale, Ampal recorded a gain of approximately $29.4 million (approximately $21.7 million, net of taxes) and a reduction in assets and liabilities of approximately $75.7 million and $74.5 million, respectively, a reduction in income of approximately $5.0 million and a reduction in pre-tax loss of approximately $0.5 million as of September 30, 2007. The sale of Am-Hal is presented as discontinued operations in the accompanying financial statements.

Listing of Series A Notes

On August 1, 2007, Ampal filed a final prospectus with the Israeli Securities Authority and the Tel Aviv Stock Exchange (“TASE”) for the resale and listing of its Series A Notes on the TASE. The Series A Notes were sold to Israeli institutional investors in a private placement in November 2006 in the aggregate principal amount of NIS 250 million (approximately $58 million). As of December 31, 2007, the amount of the principal of the notes is approximately $66.6 million.

According to the prospectus, on August 19, 2007, Ampal paid the Series A Notes holders additional interest of 0.10959% (0.5% annually) for the period commencing May 20, 2006 and ending on August 9, 2007, which is the date the Series A Notes were registered for trade. The additional interest was paid to the Series A Note holders whose names appear in the Series A Note holders register kept by Ampal as of August 7, 2007.

Sale of Carmel Containers Ltd.

On May 21, 2007, the Company sold all of its equity method interest in Carmel Containers Ltd. (“Carmel”), which was an affiliated company, for an aggregate sales price of approximately $4.6 million. No gain was recorded relating to the sale of Carmel since an impairment was recorded during the first quarter of 2007.

Investee Companies by Industry Segment

Listed below by industry segment are all of the substantial investee companies in which Ampal had ownership interests as of December 31, 2007, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. Further information with respect to the more significant investee companies is provided after the following table. For industry segment financial information and financial information about foreign and domestic operations, see Note 16 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2007.

Industry Segment	Principal Business	Percentage as of December 31, 2007(1)

Chemicals
Gadot Chemical Tankers and Terminals Ltd.	Chemical Sales, Storage, Shipping and Transport	65.5

Energy
East Mediterranean Gas Company	Natural Gas Provider & Pipeline Owner	12.5	(2)

Real Estate
Bay Heart Ltd.	Shopping Mall Owner/Lessor	37.0

Leisure-Time
Country Club Kfar Saba Ltd.	Country Club Facility	51.0
Hod Hasharon Sport Center (1992)
Limited Partnership	Country Club Facility	50.0

Finance
Ampal (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0

(1)	Based upon current ownership percentage. Does not give effect to any potential dilution.

(2)	8.2% of which are held directly and 4.3% of which are held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership, which is a joint venture between Ampal, the Israel Infrastructure Fund and other institutional investors.

Chemicals

        GADOT CHEMICAL TANKERS AND TERMINALS LTD. (“GADOT”)

        General

        On December 3, 2007, Ampal completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot through its wholly owned subsidiary, Merhav Ampal Energy Ltd.

        Gadot was founded in 1958 as a privately held Israeli company, with operations in distribution and marketing of liquid chemicals for raw materials used in industry. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries.

        Gadot listed its shares for trade on the Tel Aviv Stock Exchange in 2003.

        Gadot’s business is influenced by certain economic factors, which include (i) global changes in demand for chemicals used in raw materials for industry, (ii) price fluctuations of chemicals and raw materials, (iii) price fluctuations of shipping costs, ship leases and ship fuel, (iv) general global financial stability, and (v) currency fluctuations between the New Israeli Shekel and other currencies, primarily the U.S. dollar.

        Gadot's operations are divided into four main service sectors:

—	Importing, marketing and sale of chemicals and other raw materials;

—	Shipping;

—	Logistical operations in Europe; and

—	Ancillary services, including chemical storage and land transport.

        These service sectors are synergistic and complimentary, such that Gadot provides its customers with a full range of services, from acquiring chemicals based on a customer’s needs, logistical handling of shipping and transport, offloading, storage and delivery. Members of the Gadot group of companies also provide services for other members of the group, strengthening the group as a whole.

        Importing, Marketing and Sale of Chemicals and Other Raw Materials

        Gadot imports, markets and sells chemicals and other raw materials, primarily liquid chemicals which are imported in tanker ships. These chemicals and other materials are used as raw materials in the medical, cosmetics, paint, plastic, electronics, agriculture, food and other industries. Other activities of Gadot in this sector include:

—	importing oils and other liquid products which are used as food additives in meat and poultry;

—	operating a sales agency in Israel for many companies selling a wide range of products, including chemicals, active medicinal agents, electronic components, rubber, polymers, minerals and materials for the textile and paint industry;

—	marketing fine chemical agents used in research laboratories and biochemical industries and marketing of laboratory equipment;

—	marketing and selling of chemicals in Western Europe; and

—	marketing of inorganic chemicals.

        The chemicals that Gadot deals with are in many cases poisonous or hazardous and require Gadot to obtain permits for handling poisonous materials. Special permits are also obtained from environmental authorities, fire safety authorities and other governmental bodies for handling hazardous or flammable substances. Gadot conducts inspections and quality assurance testing and provides its employees with training and equipment necessary for working with hazardous and poisonous substances. Gadot has qualified for and received the ISO-9001:2000 quality standard for its quality assurance in chemical and liquid matter transport and distribution, as well as the ISO 14001:2004 quality standard for its environmental management system.

        Gadot generally provides its services in this area of business to long-term customers in Israel that are mostly large industrial factories that use chemicals and other materials as raw materials in their manufacturing processes. These customers are spread over a wide variety of industries which reduces the risk of a downturn in any one type of industry having a significant effect on the revenues of Gadot. Gadot is not dependent on any single customer in this service sector. Nevertheless, the loss of any long-term customer may materially affect the short-term or even mid-term revenues and net profits of Gadot.

        Sales, marketing and distribution are conducted by sales teams consisting of Gadot employees, who are constantly in touch with existing customers and who also actively seek out new markets and customers. Most sales are made by purchase orders which are supplied from the existing stock of Gadot. Gadot does not generally have backlog orders, as supply time is generally quick.

        The chemical market is very competitive and Gadot has many competitors in Israel, Europe and other countries. Gadot’s competitors include sales agents of large chemical manufacturers, small importers and factories that import materials themselves for their own use. Competition is especially fierce in marketing chemicals packaged in barrels and sacks or in ISO-tanks (special containers used to transport liquid matter), since these do not require investment in special storage facilities, which makes it easier for competitors to enter the market. Gadot does not have information regarding its market share in the markets in which it operates.

        Gadot's main advantages over its competition in the chemical market are due to:

—	its ability to provide full door-to-door logistical services to its customers, from purchase, shipping and storage, to land transport to the customer’s factory;

—	its ability to purchase and maintain surplus in large quantities ready for sale in a variety of packaging types and sizes;

—	owning the only chemical loading dock capable of providing storage and transport in Israel;

—	decades of experience in the field;

—	stable, long term relationships with existing customers;

—	the quality of products supplied by it and the reputation and good will of its suppliers; and

—	professional support provided by suppliers and by Gadot for its products.

        Gadot’s main disadvantages in the chemical market are (i) the market consisting of highly sophisticated customers that are very knowledgeable of product pricing and alternatives from competitors, which makes it hard to increase profitability and (ii) the high costs of purchasing and maintaining large quantities in surplus for immediate supply.

        Most of the raw materials sold by Gadot are manufactured outside of Israel, in Europe, the United States, the Far East and South Africa. The variety of supply sources allows for increased availability in changing market conditions.

        Gadot is not dependent on any one supplier in the chemicals market. There are numerous suppliers for each product sold by it, mostly located outside of Israel. Purchase of chemicals and raw materials is generally made directly from the manufacturer, by way of purchase orders.

        Shipping

        Gadot provides its customers (including subsidiaries within the Gadot group of companies) with shipping services, shipping liquid chemicals in tanker ships both to and from Israel. Gadot uses a fleet of 25 ships, which are either leased or owned by Gadot, with loading capabilities ranging from 5,000 tons to 25,000 tons. The total capacity of Gadot’s fleet as of December 31, 2007, was approximately 380,000 tons. The main shipping lines operated by Gadot are Israel – Northern Europe and Israel – United States, with many interim stops. Gadot also provides logistical support for ships anchored in the port of Haifa in Israel. These services include coordination of all technical procedures while in port, such as payment of port fees, care of the crew and providing ships with supplies.

        Gadot’s ships are subject to strict international regulation with regard to safety of shipping hazardous chemicals and environmental protection of the seas which mainly provide standards for ship conditions and crew safety. In order to comply with these strict standards and to fulfill customer demand for compliance, all the ships used in Gadot’s fleet are double hulled and the tanks used for chemical storage are made of stainless steel, which reduces the danger of corrosion and leakage. All ships in the fleet are managed by companies with the experience and knowledge necessary to comply with such regulations and they are inspected by the relevant authorities at least once a year for deficiencies. If a ship is found not in compliance with the standards, it is not permitted to set sail until all deficiencies are remedied.

        In recent years there has been a rise in demand for chemical shipping in tanker ships, which is mostly due to the growth of the Chinese economy and other emerging markets in Asia, and the growing trade between these countries with other countries. This trend tempered and even decreased during the last quarter of 2005 and the first quarter of 2006, due mainly to the natural disasters that occurred in the United States during that time. This affected Gadot’s Trans-Atlantic lines and caused a decrease in profitability during that period. In the first half of 2007 shipping prices generally rose, particularly in the ‘spot’ shipping assignments. In the second half of 2007 prices stabilized, however the price of ship fuel continued to rise, which caused gross profit to decline compared with the first half of 2007.

        Gadot renewed its annual and long-term shipping contracts with its customers for the year 2007 at an average increase of 5% to 10% of its fees. However, this increase will mostly be off-set by the increase in ship leasing costs.

        There are a number of critical factors necessary for succeeding in the chemical shipping business, including:

—	managing a modern fleet of ships capable of transporting a variety of chemicals with a variety of different capacities in order to meet customer needs;

—	availability of ships on the various shipping lines;

—	professional operation of cargo, in order to increase efficiency and safety;

—	having a strategy of buying or leasing ships at low prices, while entering into long-term shipping contracts with customers at high prices, in order to minimize exposure to changes in the shipping market and to increase profitability;

—	creating and maintaining strategic relationships with key customers; and

—	cooperation with other companies operating in the field, in order to increase the amount of ships working the same line or market and to penetrate new markets.

        Competition in the field of shipping is concentrated mainly in the availability of ships and the price of transport. Larger shipping companies have an advantage over smaller ones because they have more and higher quality ships. Therefore, the large companies are usually chosen by customers with large scale shipping needs for long-term periods of time. The mid-size and small shipping companies usually compete for the ‘spot’ shipping assignments. Most of Gadot’s competitors in this service sector are shipping companies of the same size as Gadot. Gadot’s success is dependent to a large extent on the shipping fees it charges its customers and on its ability to lease ships at reasonable costs. Gadot’s main strengths over its competitors are its steady lines to Israeli ports, along the Mediterranean Sea and from Europe to Central America, and its new and modern fleet. Its main weakness is in international shipping lines, where its competitors have larger fleets capable of providing more frequent service.

        Most of Gadot’s shipping contracts are for periods of between one to five years, some with options to extend the term. The remainder of its contracts are made on an ad hoc basis. Gadot has two open term contracts that terminate only by consent of the parties. These shipping contracts are drafted according to a global standard, called a “Tanker Voyage Charter Party” contract. These contracts state the shipping fee and quantity and provide other standard terms, such as type of goods, size, handling instructions, port of loading and off-loading, loading and off-loading time, late fees, time tables, jurisdiction and insurance. These contracts also incorporate by reference the provisions of certain standardized shipping contracts.

        Gadot is not dependent on any single customer in this service sector.

        Gadot leases the ships in its fleet according to “Time Charter Party” contracts, which provide for the lease of a ship together with its crew. These contracts are drafted according to a global standard, except for the specific terms, such as the lease period and fees. The average lease period of ships in the Gadot fleet is from one to five years, usually with an option to extend the term. The lease fee may fluctuate based on market conditions, or renewal or exit points in the contract. These contracts usually provide for the state of the ship upon delivery to the lessee, maintenance requirements, indemnification to the owners, permission to sub-lease, insurance, inspection rights, compliance with technical specifications and jurisdiction. Sometimes such contracts include an option to purchase the ship at previously agreed terms. Ships are operated commercially by the lessee, by designating shipping lines and cargo for the ship, while the lessor operates the technical aspects of running the ship and crew.

        Logistical Operations in Europe

        Since the end of 2007, Gadot has offered its customers logistical services for chemicals and hazardous materials in Western Europe, including off-loading and storage, filling barrels and containers, door-to-door transport and handling sensitive chemicals. Gadot provides full services to its customers throughout the whole supply chain.

        The services provided by Gadot in this sector include:

—	Delivery – import and export of goods to and from Europe to other destinations around the world, including contracting with shipping companies, dealing with tax authorities, port release and documentation.

—	Storage – storage of customer’s materials in storage facilities, often under specialized conditions (such as temperature control, etc.).

—	Transport – complete door-to-door service, from arrival of goods in port, storage, packaging and delivery to final destination.

—	Packaging – packaging of dry and liquid chemicals in barrels, containers or sacks.

        Gadot also provides one customer with paint mixing services.

        Gadot has long-term leases over storage facilities in three countries for providing these services, with an aggregate area of 150,000 square meters. These storage facilities maintain very high standards and Gadot is the only entity within the storage sector in Europe with facilities in several countries. This gives Gadot a considerable advantage over its competitors in this field. Gadot also contracts with land and sea transport companies to facilitate its logistical services.

        Operating in this sector requires Gadot to obtain appropriate licenses from authorities and to maintain strict European standards for handling hazardous materials and for operating storage facilities. Stored chemicals are categorized by their hazard level and each facility has in place the appropriate approvals and restrictions for the relevant type of material. Regulation in this field changes from time to time and Gadot needs to constantly conform itself to the existing requirements.

        This sector has experienced growth in recent years in Western Europe, since an increasing number of companies and manufacturers prefer to outsource their logistical operations, due to the strict regulatory requirements. This has caused a rise in profitability in this service sector, as prices have risen due to rising demand.

        Some of the main criteria for success in this service sector are: (i) location of storage facilities near industrial factories or seaports, (ii) wide geographic spread of facilities and (iii) ability to provide quality service at an all-inclusive manner.

        The main entry barrier in operating in the logistics sector is compliance with licensing requirements. Applying for such licenses is an expensive and often long process, without certainty of the outcome. Another entry barrier is the necessity to maintain specialized storage facilities capable of storing chemicals and hazardous materials.

        Gadot’s customers in this service sector include chemical manufacturers and distributors that import or export their goods in Europe. Gadot is not dependent on any one customer in this sector.

        Most customers enter into a framework agreement with Gadot which stipulates the scope of services and fees for each service. Fees are generally adjusted annually. Most agreements do not have a minimum quantity requirement.

        Gadot’s marketing and distribution efforts are conducted by Gadot’s sale people in each country whose goal is to locate potential customers for logistical services.

        Most of Gadot’s competitors in this sector are local operators that have a limited spread of operations. Gadot estimates that it holds a 25% market share in the countries in which it operates. Gadot has an advantage over most of its competitors, due to the location and wide spread of its facilities and the scope and quality of its services.

        Gadot takes great measures to protect the environment in its facilities in Western Europe. The storage facilities are equipped with cement or ceramic flooring, drainage systems and holding tanks to avoid ground contamination. Gadot has qualified for and received the ISO-9001:2000 quality standard for its quality assurance in this sector. Gadot’s facilities have also been inspected a number of times by the CEFIC (the European Chemical Industry Council) according to a safety and quality assessment plan of the CEFIC. The storage facilities are periodically tested by local authorities for ground contamination and fire safety.

        Ancillary Services

        The ancillary services provided by Gadot include:

—	land transport;

—	storage, loading and off-loading of materials;

—	ISO-tank transportation;

—	agency services for shipping companies and docked ships; and

—	real property.

        Land Transport

        Gadot offers land transport services to its customers for chemicals and other materials from Israeli ports to the customer’s factory, and vice versa. In 2006, Gadot began supplying transport services to an Israeli gas company in immaterial amounts, but this business is expected to grow if Gadot is able to purchase additional tanker trucks adapted for this type of transport. Land transportation from chemical plants outside of Israel to Gadot’s ships is provided by subcontractors.

        Gadot currently owns a fleet of 72 trucks and 68 tanker trucks (of which 55 tanker trucks are capable of transporting hazardous materials). The fleet of trucks is generally in full use by Gadot, and occasionally it also has to borrow trucks from other companies in order to fulfill demand. The fleet of tanker trucks is generally not in full use, due to the amount of tankers Gadot owns and the highly specialized purpose of each tanker.

        Gadot faces much competition in this field, and it holds an estimated Israeli market share of 15% to 17%.

        Storage, Loading and Off-Loading of Materials

        Gadot provides storage, loading and off-loading services of chemicals and other materials to its customers (including to subsidiaries in the Gadot group of companies) in an area located near the southern terminal in the port of Haifa, which is the port used by Gadot’s ships.

        Gadot is currently the only provider of chemical storage, loading and off-loading services in Israel. These services were declared a monopoly by the Israeli Antitrust Authority and are therefore subject to regulation, which includes a price list stipulated by the Antitrust Authority, and periodical inspections of profitability, the result of which may require Gadot to reduce its prices for these services. To date, Gadot has never received such an instruction. Gadot’s quality control process for storage and loading has qualified for and received the ISO-9001 quality standard.

        Gadot’s facility currently has 80 storage tanks with capacities of between 30 to 2,650 cubic meters each, which are constantly maintained. The total storage capacity of these tanks is approximately 46,000 cubic meters. The facility also has a pipe loading system which allows for direct off-loading of liquid chemicals from a ship’s tank to a storage tank.

        ISO-Tank Transportation

        Gadot provides transportation services for liquid chemicals in ISO-tanks. ISO-tanks are transported in various ways, including by truck, train, ferry and ship. ISO-tank transport allows the customer to purchase liquid chemicals directly from the supplier, without requiring storage and off-loading. The quantities transported in ISO-tanks are usually significantly smaller than quantities transported by tanker.

        Gadot currently owns 142 ISO-tanks and it leases additional ISO-tanks from external sources from time to time in order to meet customer demand. Gadot also leases ISO-tanks to third parties, which include heating systems and upper or lower off-loading apparatuses, as needed.

        Agency Services for Shipping Companies and Docked Ships

        Gadot acts as a general agent for shipping companies and for ships docked in Israel. It is also the exclusive representative in Israel of a large shipping company.

        Gadot’s services to ships at port include logistical support for ships anchored in port in Israel. These services include coordination of all technical procedures while in port, such as payment of port fees, care for the needs of the ship’s crew and providing ships with supplies.

        Gadot’s services to shipping companies include logistical support for cargo arriving in Israel, such as finding local storage facilities for a ship’s cargo, coordinating loading and off-loading of ships, locating and identifying cargo, replacement crews and other services.

        Gadot has one significant customer in this service sector, with revenues that are immaterial in amount.

        Real Property

        Gadot leases out office space in Haifa and Tel Aviv. The rent paid for these leases are immaterial in amount.

        Gadot Dividend policy

        In November 2003 Gadot’s board of directors adopted a dividend policy according to which Gadot distributed 30% of its profits for each of the years 2004, 2005 and 2006, which amounted to NIS 17.0 million ($3.9 million), NIS 24.2 million ($5.4 million) and NIS 21.2 million ($4.8 million), respectively. In 2007 Gadot distributed cash dividends in an aggregate amount of NIS 38,823,529 ($9,621,692).

Energy

        EAST MEDITERRANEAN GAS COMPANY (“EMG”)

        EMG, an Egyptian joint stock company, organized in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG’s first project involves linking the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline. Fully financed and contracted, the pipeline and associated facilities have substantially completed construction with expected first gas delivery scheduled for the first quarter of 2008. EMG shall be the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. In the Israeli market, EMG’s first contract was signed in late 2005 with the Israel Electric Corporation for a quantity of 2.1 BCM annually over 15-20 years. EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the arrival of the gas to the Israeli market.

        On November 29, 2007, Ampal and IIF, leading a group of institutional Investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F. Ltd. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav M.N.F. Ltd., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav M.N.F. Ltd.

        As of December 31, 2007, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). For more information concerning our interest in EMG please see “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” below.

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

        AM-HAL LTD. (“AM-HAL”)

        Am-Hal was a wholly-owned subsidiary of the Company. Am-Hal develops and operates luxury retirement centers for senior citizens. In August 2007 the Company sold all of its interest in Am-Hal, which is presented as a discontinued operation in the accompanying financial statements. See “Item 1 – Business – Significant Developments During 2007.”

        BAY HEART LTD. (“BAY HEART”)

        Bay Heart was established in 1987 to develop and lease a shopping mall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities including seven movie theaters. The Mall is currently undergoing extensive renovations, including the construction of a new complex of 23 movie theaters and entertainment facilities.

Leisure-Time

        COUNTRY CLUB KFAR SABA LTD. (“KFAR SABA”)

        Kfar Saba operates a country club facility (the “Club”) in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real estate property on which the Club is situated. The Club’s facilities include swimming pools, tennis courts and a clubhouse.

        The Club, which has a capacity of 2,000 member families, operated at capacity for the 2007 season. The Company owns 51% of Kfar Saba.

        HOD HASHARON SPORT CENTER (1992) LIMITED PARTNERSHIP (“HOD HASHARON”)

        Hod Hasharon operates a country club facility (the “H.H. Club”) in Hod Hasharon, a town north of Tel Aviv. The H.H. Club, which opened in July 1994, occupies a 7-1/4 acre lot which is leased for a 49 year period. The lease expires in 2043. The H.H. Club has a capacity of 1,600 member families and has operated at capacity for the past three years. In 2007, the H.H. Club distributed $0.2 million to each of its partners. As of December 31, 2007, the Company holds a 50% direct interest in Hod Hasharon.

Capital Markets and Other Holdings

        CARMEL CONTAINERS SYSTEMS LTD. (“CARMEL”)

        Carmel is one of the leading Israeli companies in designing, manufacturing and marketing carton boards and packaging products. In May 2007 the Company sold all of its equity method interest in Carmel. The Company sold its interest in Carmel, which was accounted under the equity method. See “Item 1 – Business – Significant Developments During 2007.”

EMPLOYEES

        The executive officers of Ampal are listed in “Item 11” below.

        As of December 31, 2007:

—	Ampal (Israel) Ltd. had 14 employees;

—	Gadot, of which the Company owns a 65.5% interest, had 697 employees; and

—	Country Club Kfar Saba Ltd., of which the Company owns a 51% interest, had 98 employees.

        Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

        Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the “PA”). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. Hamas, an Islamist movement, won the majority of the seats in the Parliament of the PA in January 2006 and took control of the Gaza Strip in June 2007. These developments have further strained relations between Israel and the PA. During the summer of 2006, Israel waged a war with the Hezbollah movement in Lebanon, which involved thousands of missile strikes in Northern Israel. This conflict was the most violent outbreak of hostilities in which Israel has been involved during the past several years. This situation had an adverse effect on the economy, primarily in the relevant geographic areas, and increased the political and military uncertainty in Israel and the Middle East. See “Item 1A – Risk Factors” below for a further discussion of the possible impact of the political and military situation in Israel on the Company.

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

TAX INFORMATION

        Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. The corporate tax rate in Israel is 29% for the 2007 tax year. Following an amendment to the Israeli Income Tax Ordinance, which came into effect on January 1, 2006 (“Amendment No. 147”), the corporate tax rate is scheduled to be reduced as follows: 27% for the 2008 tax year, 26% for the 2009 tax year and 25% for the 2010 tax year and thereafter. The Israeli tax rate on capital gains derived by a corporation after January 1, 2003, is generally 25% (other than gains deriving from the sale of listed securities which are taxed at the corporate tax rate).

        A tax treaty between Israel and the United States became effective on January 1, 1995 (“the Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

        Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies (20% for dividends received as of January 1, 2006, under certain circumstances). This rate may be reduced to either 15% or 12.5%, (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company from which the dividend is distributed (by contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are generally subject to tax at a rate of 25% corporate tax (certain tax credits may be available for tax paid or withheld at source); or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%).

        Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed agreed upon tax returns with the Israeli tax authorities through the tax year 2006. Based on the tax returns filed by Ampal through 2006, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be in effect in the future. This arrangement does not apply to taxation of Ampal’s Israeli subsidiaries.

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

        Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non-residents are taxable only with respect to gains generated from sources in Israel. Gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares of stock in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, US tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies if they have held 10% or more of the voting rights in such company at any time during the 12 months immediately preceding the sale.

        Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli tax residents if they elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index. Beginning January 1, 2006, the section of the Israeli Tax Ordinance under which the regulations providing such tax exemption to non-Israeli residents were promulgated, was rescinded. It is therefore unclear whether this exemption shall continue to be applicable. The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the rate of 25%. However, Real Capital Gains arising from the sale of capital assets that had been acquired prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely – the portion of the gain attributed to the period before January 1, 2003 shall be subject to tax at a rate equal to the corporate tax rate in affect at the time of the sale (in 2007 – 29%) and a marginal tax rate (in 2007 – 48%) for individuals, whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the rate of 25%.

        Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies if the capital gain was not generated from their permanent establishment in Israel. Amendment No. 147 introduces a broader exemption under domestic law for non-residents regardless of their percentage holding in an Israeli company (not holding real estate rights) to include capital gains from the sale of securities (even where not traded in Israel), which are purchased between July 1, 2005 through December 31, 2008, provided certain conditions are met.

        The Income Tax Law (Adjustments for Inflation), 1985 (“Inflationary Adjustments Law”), which applies to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. Under the Inflationary Adjustments Law, results for tax purposes are measured in real terms. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders’ equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. Conversely, if the depreciated cost of Fixed Assets exceeds shareholders’ equity, then such excess, multiplied by the annual inflation change, is added to taxable income. On December 11, 2007, the Israeli Parliament approved a bill proposing an amendment to the Inflationary Adjustments Law that will effectively cancel such law as of the 2008 tax year. If such bill is enacted into law, as of the 2008 tax year most of the provisions of the Inflationary Adjustments Law will no longer be in force, except for certain transitional orders.

        Individuals and companies in Israel pay value added tax (“VAT”) at a rate of 15.5% of the price of assets (excluding shares) sold and services rendered. In computing its VAT liability, Ampal’s Israeli subsidiaries are entitled to claim as a deduction input VAT they have incurred with respect to goods and services acquired for the purpose of their business, to the extent such transactions are subject to VAT.

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

        Ampal U.S. may also be subject to the alternative minimum tax (“AMT”) on corporations. Generally, the tax base for the AMT on corporations is the taxpayer’s taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits as well as net operating losses (“NOLs”), both of which are separately calculated under AMT rules. The NOL is generally limited to 90% of the alternative minimum taxable income.

FORWARD-LOOKING STATEMENTS

        This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe”, “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate. These risks and uncertainties include, but are not limited to, those described in “Item 1A – Risk Factors” and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

        An investment in our securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Report or that we make in other filings with the SEC under the Securities and Exchange Act of 1934 or in other public statements. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. You should consider the following factors carefully, in addition to the other information contained in this Report, before deciding to purchase, sell or hold our securities.

Because most of the companies in which we invest conduct their principal operations in Israel, we may be adversely affected by the economic, political, social and military conditions in the Middle East.

        Most of the companies in which we directly or indirectly invest have principal operations that are Israel-related. We may, therefore, be directly affected by economic, political, social and military conditions in the Middle East, including Israel’s relationship with the Palestinian Authority and Arab countries. In addition, many of the companies in which we invest are dependent upon materials imported from outside of Israel. We also have interests in companies that import and export significant amounts of products to and from Israel. Our existing 65.5% stake in Gadot (63.66% on a fully diluted basis), an Israeli publicly traded company, and our existing 16.8% stake in East Mediterranean Gas Company (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), an Egyptian joint stock company, together represent a substantial portion of our investment portfolio and may be particularly sensitive to conditions in the Middle East. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities should continue or occur in the future in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States. Any such effects may impact our value and the value of our investee companies.

        Hamas, an Islamist movement, won the majority of the seats in the Parliament of the PA in January 2006 and took control of the Gaza Strip in June 2007. These developments have further strained relations between Israel and the PA. During the summer of 2006, Israel was engaged in a military conflict with the Hezbollah movement in Lebanon. This conflict was the most violent outbreak of hostilities in which Israel has been involved during the past several years. This situation had an adverse effect on the economy, primarily in the relevant geographic areas. Although we do not believe that this situation has had a material adverse effect on our business or financial condition, if such situation resumes and/or escalates, the adverse economic effect may deepen and spread to additional areas and may materially adversely affect the Company and its subsidiaries’ business and financial condition.

Because of our significant investment in Gadot, we may be adversely affected by changes in the financial condition, business, or operations of Gadot.

        As of December 31, 2007, the Company beneficially owns approximately 65.5% of Gadot (63.66% on a fully diluted basis) and we consolidate Gadot in the accompanying financial statements. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of Gadot (see “Risk Factors – Risks Relating to Gadot”) will significantly affect our financial condition and results of operations. Although Gadot has historically paid dividends to its shareholders, changes in Gadot’s operations may limit their ability to pay dividends in the future. Further, as a component of Ampal’s consolidated financial statements any dividends paid will not be reflected as income by Ampal. While the payment of dividends would not impact Ampal’s consolidated earnings, it could limit the financial resources available to operate the holding company which could adversely affect our operations and financial condition.

Because of our significant investment in EMG, we may be adversely affected by changes in the financial condition, business, or operations of EMG.

        As of December 31, 2007, the Company beneficially owns approximately 16.8% of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), a result of a series of transactions with our controlling shareholder, which was accounted as transaction between entities under common control. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of EMG, including, without limitation, unexpected delays in first gas delivery, the completion of the pipeline, and the ability of EMG to utilize the pipeline, whether as a result of environmental, regulatory or political issues or otherwise, may impact our ability to receive dividends from EMG which could adversely affect our operations and financial condition. Additionally, we have a minority interest in EMG, and therefore, do not have the ability to significantly influence or direct the affairs of EMG.

The SEC may re-examine, suspend or modify our exemption from the Investment Company Act of 1940, as amended.

        In 1947, the SEC granted us an exemption from the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to an exemptive order. The exemptive order was granted based upon the nature of our operations. There can be no assurance that the SEC will not re-examine the exemptive order and revoke, suspend or modify it. A revocation, suspension or material modification of the exemptive order could materially and adversely affect us unless we were able to obtain other appropriate exemptive relief. In the event that we become subject to the provisions of the 1940 Act, we could be required, among other matters, to make changes, which might be material, to our management, capital structure and methods of operation, including our dealings with principal shareholders and their related companies.

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

Changes in taxation requirements could affect our financial results.

        We are subject to income tax in the numerous jurisdictions in which we generate revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions.

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

        Yosef A. Maiman, the Chairman of our board of directors, President & CEO, and other key executives, have been key to the success of our business to date. The loss or retirement of such key executives and the concomitant loss of leadership and experience that would occur could adversely affect us.

We are controlled by a group of investors, which includes Yosef A. Maiman, our Chairman, and this control relationship could discourage attempts to acquire us.

        A group of shareholders consisting of Yosef A. Maiman, the Chairman of our board of directors, President & CEO, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav M.N.F. Ltd., De Majorca Holdings Ltd. and Di-Rapallo Holdings Ltd. beneficially owns approximately 57.69% of the voting power of our Class A Stock. The group was formed in recognition of the Maiman family’s strong connection with the Company and in furtherance of the group’s common goals and objectives as shareholders, including the orderly management and operation of the Company. By virtue of its ownership of Ampal, this group is able to control our affairs and to influence the election of the members of our board of directors. This group also has the ability to prevent or cause a change in control of Ampal. Mr. Maiman owns 100% of the economic shares and one-quarter of the voting shares of De Majorca and Di-Rapallo. Merhav M.N.F. Ltd. is wholly owned by Mr. Maiman.

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

        We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem or repay our outstanding debt, including our $65 million (as of December 31, 2007) unsecured notes on which principal payments commence in 2011. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on NASDAQ and TASE fluctuates and has traded in the past at less than our book value per share.

        Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with a company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of March 5, 2008 the market price on NASDAQ was $6.43 per share. However our shares have in the past traded below book value. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than you paid for them.

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

Risks Associated with Gadot’s Business

        Price Fluctuation. Gadot is exposed to fluctuations in chemical prices on the international market. It minimizes this risk by keeping surplus in stock only for its immediate needs, based on expected demand and past experience. Gadot is also exposed to fluctuations in shipping prices resulting from global supply and demand. Since Gadot’s ship leases are generally for long term periods, a downturn in shipping prices may impact the financial condition or performance of Gadot’s shipping business.

        Price Fluctuation of Ship Fuel. Gadot is exposed to fluctuations in ship fuel prices, which have a direct affect on the profitability of its shipping operations. It minimizes this risk by using price adjustment mechanisms tracking the price of ship fuel in its shipping contracts with customers, especially in its long term contracts.

        Exchange Rates. Exchange rate fluctuations between the U.S. dollar and the New Israeli Shekel (“NIS”) may negatively affect Gadot’s earnings. A substantial majority of Gadot’s revenues and expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with Gadot’s Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the dollar cost of Gadot’s operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, Gadot’s earnings may be negatively impacted. In 2007, the U.S. dollar depreciated against the NIS by 8.53% and inflation increased by 3.5%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. If the U.S. dollar cost of Gadot’s operations in Israel increases and if the current trend of depreciation of the U.S. dollar against the NIS continues, Gadot’s dollar-measured results of operations will be adversely affected. In addition, exchange rate fluctuations in countries other than Israel where Gadot operates and does business may also negatively affect its earnings.

        Interest Rate Fluctuations. Gadot’s operations are funded mostly through short term and long term bank debt, which causes an exposure to interest rate fluctuations.

        Ecological Concerns and Licensing Requirements. Some of Gadot’s products are characterized by high risk to those who might be exposed to them in the course of their handling and shipping. Some of the products may also potentially cause ecological damage and pollution, if not handled properly. The clean up and correction of such damage could cause Gadot to incur high costs.

        Ongoing environmental pollution or contamination is not covered by Gadot’s insurance policies for ecological damage. These policies only cover pollution caused by sudden, accidental and unexpected occurrences. Gadot takes safety measures to avoid such risks, such as laying concrete buffers to protect soil, continuous maintenance of chemical tanks and periodical ground sampling in the vicinity of chemical tanks. However, these precautions cannot ensure total prevention of contaminating water sources or ground.

        In addition, licensing requirements around the world are becoming stricter, due to growing ecological awareness. Gadot may have to invest increasing amounts of money and resources in order to fulfill all international licensing requirements necessary for its operations.

        Storage Facility License. Gadot’s chemical storage facility is located on land owned by the Haifa port authority. A cancellation or termination of the licenses permitting Gadot to use the land would materially adversely affect Gadot’s ability to operate its chemical storage facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.	PROPERTY

        We lease our headquarters located at 111 Arlozorov Street, Tel-Aviv. The lease is for a period of up to 2 years commencing on November 28, 2006. The annual rent for this lease is $186,000.

        We also lease an office at 10 Abba Even St., Herzelia Pituach, which is currently under renovation. The lease is for a period of 10 years commencing on January 24, 2007. The annual rent for this lease is $130,000.

        We also lease an office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease is for a period of seven years commencing on October 15, 2002. The annual rent for this lease is $120,244. On March 31, 2004, the Company closed this office. The office space has been subleased.

        Gadot leases an 11,000 square meter storage tank facility located in the Kishon port in Haifa from the port authority. The lease expires in 2022. Gadot also leases an additional 30,000 square meter area from the port authority located near the southern terminal in the port of Haifa in connection with its storage and loading services. See “Item 1 – Business – Chemicals – Gadot – Ancillary Services.” This lease expires in 2014.

        Gadot leases an additional 18,000 square meters area located adjacent to the southern terminal land for its storage facility and for its analytical and quality assurance laboratory. Gadot also leases a 1,100 square meter building in Ohr Akiva, Israel, a 7,500 square meter area in the Ashdod, Israel, industrial zone and a 6,300 square meter area in Kiryat Atta, Israel.

        Gadot owns a 60,000 square meter area of land in Greece, which was occupied by a chemical terminal. This terminal was destroyed by a fire in July 2006.

        Gadot owns one ship, with a loading capability of 12,300 tons. Gadot also leases four ships, with an aggregate loading capability of 49,324 tons. The lease period for two of the ships is until 2011. The lease period for one of the ships is until 2009, with an option to extend the term for two additional one-year periods. The lease period for one of the ships is until October 2008, with an option to extend the term for three additional one-year periods. The aggregate lease fees for the four leased ships in 2007 amounted to $17 million. In 2008 the lease fees will amount to $13,004,833 and will decrease to $12,216,438 for the years 2009 and 2010 and thereafter will further decrease to $2,804,500 for 2011. Gadot has ordered four additional ships to be built with a loading capability of 17,000 each, for a consideration of approximately $28 million per ship. These ships will be delivered during 2009 and 2010.

        Country Club Kfar Saba Ltd. occupies a 7-1/4 acre lot in the town of Kfar Saba which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2007 totaled $199,914.

        Other properties of the Company are discussed elsewhere in this Report. See “Item 1 – Business.”

ITEM 3.	LEGAL PROCEEDINGS

        On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 11,560,000 ($3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,172,000 ($1,085,000) if a final judgment against the Company will be given.

        On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. In March 2008 the dispute was submitted to mediation by order of the court, with the consent of the parties.

        Claims Against Subsidiaries and Affiliates

        Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company.

        Gadot has received third party notices in a number of lawsuits regarding pollution of the Kishon River in Israel. These lawsuits have been filed by various claimants who claim harm by the polluted water of the river, including soldiers from various units in the Israeli Defense Forces who trained in the river, fishermen who fished in the river, the Haifa rowing club and industrial companies that use the river. Some of the lawsuits are claims for monetary damages (some of the claims are unlimited in amount; one is for approximately $6 million) and some are for injunctions against further pollution of the river. Gadot denies liability in all these claims and has filed statements of defense for each claim. Gadot has not made any provisions in its financial statements against these claims.

        Part of Gadot’s storage tank facility is leased from the Haifa port authority. In 2001 the port authority requested that Gadot participate in an offer to find a consultant to examine ground contamination in the area surrounding the facility. According to the estimate of the port authority, the cost of purifying the ground is estimated to be between $377,000 and $940,000. Gadot has responded, denying the existence of ground contamination and, in any case, that it is the source of such contamination. Gadot believes, that if there is contamination, its source is the contaminated waters of the Kishon River or the Mediterranean Sea. Gadot has not made any provisions in its financial statements with respect to this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At an annual meeting of shareholders called and convened on December 4, 2007, the following proposals were approved by the margins indicated below:

1.	Proposal to elect the eight directors listed below to the Board of Directors of Ampal to hold office for one-year terms and until their respective successors shall be elected and qualified:

	For	Withheld Authority

Yosef A. Maiman	33,436,902	471,658
Jack Bigio	33,390,012	518,548
Leo Malamud	33,389,512	519,048
Dr. Joseph Yerushalmi	33,389,912	518,648
Dr. Nimrod Novik	33,390,012	518,548
Yehuda Karni	33,404,264	504,296
Eitan Haber	33,306,727	601,833
Menahem Morag	33,306,827	601,733

2.	Proposal to ratify the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent registered public accounting firm of Ampal for the fiscal year ending December 31, 2007.

For	Against	Abstained

33,249,195	657,797	1,568

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OFEQUITY SECURITIES

PRICE RANGE OF CLASS A STOCK

        Ampal’s Class A Stock is listed on NASDAQ Global Market under the symbol “AMPL.” The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2007 and 2006, as reported by NASDAQ Global Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low

2007:
Fourth Quarter	8.50	5.63
Third Quarter	6.27	4.95
Second Quarter	6.95	4.27
First Quarter	5.03	4.28

2006:
Fourth Quarter	5.15	4.25
Third Quarter	5.03	4.44
Second Quarter	5.22	4.13
First Quarter	4.75	3.60

        As of March 5, 2008, there were approximately 1,277 record holders of Class A Stock.

        Ampal listed its Class A Stock on the Tel Aviv Stock Exchange on August 6, 2006, and since then it is a dually listed company.

VOTING RIGHTS

        The holders of Class A Stock are entitled to one vote per share on all matters voted upon. The shares of Class A Stock do not have cumulative voting rights in relation to the election of the Company’s directors, which means that any holder of at least 50% of the Class A Stock can elect all of the members of Board of Directors of Ampal.

DIVIDEND POLICY

        Ampal has not paid a dividend on its Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected the policy of Ampal to apply retained earnings, including funds realized from the disposition of holdings, to finance its business activities and to redeem debentures. The payment of cash dividends in the future will depend upon the Company’s operating results, cash flow, working capital requirements and other factors deemed pertinent by the Board. Ampal is subject to limitations on certain distributions and dividends to stockholders. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

        For equity compensation plan information required by Item 2.01(d) of Regulation S-K, please see “Item 12” below.

ITEM 6.	SELECTED FINANCIAL DATA

        The selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from our audited consolidated financial statements included in this Report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our unaudited consolidated financial statements not included herein.

        This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal year ended December 31,
	2007	2006(3)(1)	2005(1)	2004(1)	2003(1)
				Unaudited	Unaudited
	(U.S. dollars in thousands, except per share data)

Revenues	$37,797	$14,544	$21,519	$22,672	$43,273

Loss income from continuing operations	(13,578)	(6,027)	(5,916)	(18,502)	(7,996)
Income (loss) from discontinued operations, net of tax	21,344	(1,060)	(42)	117	(851)

Net income (loss)	$7,766	$(7,087)	$(5,958)	$(18,385)	$(8,847)

Basic and diluted EPS(2):
Loss income from continuing operations	$(0.26)	$(0.35)	$(0.31)	$(0.94)	$(0.38)
Loss from discontinued operations, net of tax	$0.42	$(0.05)	$--	$--	$(0.04)

	0.16	(0.40)	(0.31)	(0.94)	(0.42)

Total assets	$774,789	$401,683	$211,485	$304,947	$354,367

Notes and loans and debentures payable	$403,367	$104,163	$50,366	$120,796	$138,334

(1)	Results have been restated for the discontinued operations of our real estate operations, which was sold in August 2007.

(2)	Computation for the years 2006, 2005, 2004 and 2003 is based on net income (loss) after deduction of preferred stock dividends (in thousands) of $2,438, $191, $200 and $213, respectively for those years. On July 31, 2006, all of the preferred stock was converted into Class A Stock.

(3)	In 2006, the Company changed the method by which it accounts for share-based compensation by adopting SFAS 123R, which resulted in expenses of $783 and $720 thousand for the years 2007 and 2006 respectively and impacted the EPS by $(0.015) and $(0.03) respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on Israel-related companies engaged in various market segments including Chemicals, Energy, Real Estate, Project Development and Leisure Time.

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

        For a description of significant developments during 2007, see “Item 1 – Business – Significant Developments during 2007.”

        Our results of operations are directly affected by the results of operations of our investee companies. A comparison of the financial statements from year to year must be considered in light of our acquisitions and dispositions during each period.

        The results of investee companies which are greater than 50% owned by us are included in the consolidated financial statements. We account for our holdings in investee companies over which we exercise significant influence, generally 20% to 50% owned companies (“affiliates”), under the equity method. Under the equity method, we recognize our proportionate share of such companies’ income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above our carrying value per share for such affiliate results in our recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below our carrying value per share for such affiliate results in our recognizing a loss for the period in which such issuance is made. We account for our holdings in investee companies, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In addition, we review investments accounted for under the cost method and those accounted for under the equity method periodically in order to determine whether to maintain the current carrying value or to write off some or all of the investment. For more information as to how we make these determinations, see “Critical Accounting Policies.”

        For those subsidiaries and affiliates whose functional currency is considered to be the NIS or EURO, assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the exchange rate of the NIS or EURO change against the U.S. dollar, cumulative translation adjustments are likely to be effected in the shareholders’ equity. As of December 31, 2007, the accumulated effect on shareholders’ equity was an increase of approximately $2.4 million. Upon the disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

        The preparation of Ampal’s consolidated financial statements is in conformity with generally accepted accounting principles in the United States which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2007 for a summary of all of Ampal’s significant accounting policies.

Business combinations

        Business combinations have been accounted for using the purchase method of accounting. Under the purchase method of accounting the results of operations of the acquired business are included from the date of acquisition. The costs of acquiring companies, including transactions costs, have been allocated to the underlying net assets of each acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the identifiable net assets acquired has been recorded as goodwill.

Investment in EMG and other cost basis investments

        The Company accounts for its 16.8% equity interest in EMG and a number of other investments on the basis of the cost method. EMG, which is one of the Company’s most significant holdings as of December 31, 2007, was acquired by Ampal and by a joint venture in which Ampal is a party in a series of transactions from Merhav M.N.F. Ltd. (“Merhav”), which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transactions were accounted for as transfers of assets between entities under common control, which resulted in Merhav transferring the investment in EMG at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 16.8% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

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

Long - lived assets

        On January 1, 2002, Ampal adopted SFAS 144, “Accounting for the Impairment or Disposal of LongLived Assets.” SFAS 144 requires that long- lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. The Company recognized an impairment of $0.4 million in the nine months period ended September 30, 2007, as a result of indication of decrease in one of the Company’s investment which was later sold.

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

Employee Stock-Based Compensation

        Prior to January 1, 2006, we accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No “- 25. Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123 – “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we disclosed pro forma information assuming we had accounted for employees’ share-based payments using the fair value-based method defined in FAS 123.

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95", Statement of Cash Flows” (“FAS 95”). FAS 123(R) requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

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

NEWLY ISSUED AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.

FAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to Ampal, this statement will be effective as of the year beginning January 1, 2008. Ampal is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

SFAS No. 141R – Business Combinations

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in process of evaluating the impact, if any, the adoption of SFAS 141R will have on the Company’s consolidated results of operations or financial position.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 will be effective for the Company commencing January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 160 will have on the Company’s consolidated results of operations or financial position.

        SAB No. 110

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), relating to the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 allows, under certain circumstances, to continue to accept the use of the simplified method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006:

General

        The Company recorded a consolidated net income of $7.8 million for the fiscal year ended December 31, 2007, as compared to a net loss of $7.1 million for the same period in 2006. The increase in earnings is primarily attributable to the gain on sale of discontinued operations, increase in interest income and including Gadot’s operation for the month of December 2007 for the year ended December 31, 2007, as compared to the same period in 2006. This increase in earnings was partially offset by decrease in net realized gains from investments, losses from affiliates, decrease in marketable securities gain, decrease in gain from sale of fixed assets, increase from impairment of investment and increase in interest expenses and translation loss.

        On December 3, 2007, the Company completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot. The results of operations of Gadot were included in the consolidated financial statements of the Company commencing November 30, 2007. The Company believes that the results of operations of Gadot will have an impact on its results in future periods.

        Gadot’s revenues for the one month which was included in our results of operations for the year ended December 31, 2007, were approximately $31.9 million and its net income was approximately $2.8 million ($1.8 million net of Minority).

        On August 5, 2007, the Company sold all of its interest in Am-Hal, a 100% wholly owned subsidiary, which accounted for a majority of the Company’s Real Estate Segment, for $29.3 million. The recorded gain relating to the sale is $29.4 million ($21.8 million net of taxes) and it was recorded as a gain on sale from discontinued operation. Loss for 2007 attributable to Am-Hal of $0.4 million compared to a $1.1 million loss for 2006 is recorded as a loss from discontinued operations.

        Income from equity of affiliates decreased to a net loss of $1.5 million for the fiscal year ended December 31, 2007, compared to a net gain of $1.6 million for the same period in 2006. The decrease is primarily attributable to the sale of Coral World International Limited (“CWI”) in June 2006, which had recorded a gain of $1.6 million in 2006, the increase in losses from Bay-Heart Limited (“Bay Heart”) which recorded a loss of $1.5 million in 2007 compared to $0.7 million in 2006, the sale of Carmel in May 2007, which recorded earnings of $0.1 million in 2007, compared to earnings of $0.5 million in 2006 and loss from Chem-Tankers C.V. a 50% partnership held by Gadot.

        In the fiscal year ended December 31, 2007, the Company recorded $0.6 million of net realized gain on investments, as compared to $4.4 million of net realized gain in the same period in 2006. On May 21, 2007, the company sold all of its investment in Carmel Containers Ltd. (“Carmel”) for $4.6 million. No gain was recorded relating to the sale of Carmel since an impairment was recorded during the first quarter of 2007. Additional sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) contributed most of the gain in 2007 ($0.5 million gain). The net gain recorded in 2006 was primarily attributable to the sale of CWI ($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. (“Modem Art”) ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies, Telecom Partners (“TP”) ($0.4 million gain) and the sale of certain assets by FIMI ($0.2 million gain). These gains were offset partially by a loss from the sale of Ophir Holdings Ltd. (“Ophir”) ($1.0 million loss).

        The Company recorded realized and unrealized gain from marketable securities in the amount of $0.2 million in fiscal year ended December 31, 2007, compared to $1.1 million in the same period in 2006.

        The Company recorded realized gain of $3.4 million from the sale of a ship by Chem-Tankers C.V. in fiscal year ended December 31, 2007, compared to $2.2 million gain from the sale of a real estate in the same period in 2006.

        In the fiscal year ended December 31, 2007, the Company recorded $0.5 million of losses from the impairment of its investment in Carmel and Clalcom Ltd. ($0.1 million). In the same period in 2006, the Company recorded no such impairments.

        In the fiscal year ended December 31, 2007, the Company recorded $10.1 million of interest expense, compared to $4.3 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel, a loan payable at the amount $60.7 million received from Israel Discount Bank Ltd. and the convertible promissory note (the “Convertible Promissory Note”) issued to Merhav M.N.F. Ltd., which were issued in November and December 2006, respectively. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

        In the fiscal year ended December 31, 2007, the Company recorded a $3.1 million translation loss, as compared to a $1.3 million translation gain for the same period in 2006. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. dollar.

        The management of the Company currently believes that inflation has not had a material impact on the Company’s operations.

Result of Operations Analyzed by Segments

	2007	2006
	(U.S. dollars in thousands)

Revenues:
Chemicals	$31,922	$--
Energy	--	--
Finance	4,867	4,203
Real Estate	--	2,423
Leisure-Time	2,531	6,317
Intercompany adjustments	--	(9)

	39,320	12,934
Equity in earning of affiliates	(1,523)	1,610

Total	$37,797	$14,544

        In the fiscal year ended December 31, 2007, the Company recorded $37.8 million in revenue which was comprised of $31.9 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $4.9 million in the Finance segment, $2.5 million in the Leisure-Time segment and a $1.5 million loss in equity, as compared to $14.5 million for the same period in 2006 which was comprised of $4.2 million in the Finance segment, $2.4 million in the Real Estate segment, $6.3 million in the Leisure-Time segment and a $1.6 million gain in equity. The increase in the Finance segment revenue is primarily related to the increase in interest income offset by the decrease in realized and unrealized gains on marketable securities and the decrease in realized gain from investments relating to finance segment, which the Company recorded $0.6 million in 2007 compared to $1.2 million in the same period in 2006. The decrease in the Real Estate segment is related to the sale of Am-Hal, a wholly owned subsidiary. The decrease in the Leisure-Time segment is primarily related to the gain of $4.2 million from the sale of CWI which was recorded in 2006.

	2007	2006
	(U.S. dollars in thousands)

Expenses:
Chemicals	$27,788	$--
Energy	--	--
Finance	25,216	15,723
Real Estate	--	272
Leisure-Time	2,420	1,913

Total	$55,424	$17,908

        In the fiscal year ended December 31, 2007, the Company recorded $55.4 million in expenses which was comprised of $27.8 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $25.2 million in the Finance segment and $2.4 million in the Leisure-Time segment, as compared to $17.9 million expense for the same period in 2006 which was comprised of $15.7 million in the Finance segment, $0.3 million in the Real Estate segment and $1.9 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the increase in interest expense relate to the notes issued to institutional investors in Israel, a loan payable at the amount $60.7 million received from Israel Discount Bank Ltd. and the Convertible Promissory Note issued to Merhav M.N.F. Ltd., which were issued in November and December of 2006, respectively. On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005:

General

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

        On August 5, 2007, the Company sold all of its interest in Am-Hal, a 100% wholly owned subsidiary, which accounted for a majority of the Company’s Real Estate Segment, for $29.3 million. Loss for 2006 attributable to Am-Hal of $1.1 million compared to a $42 thousands loss for 2005, is recorded as a loss from discontinued operations.

        Income from equity of affiliates decreased to $1.6 million for the fiscal year ended December 31, 2006 as compared to $6.7 million for the fiscal year ended in 2005. The decrease is primarily attributable to a decrease in the earnings of Ophir, which was sold during the second quarter of 2006 and did not record any earnings in the fiscal year ended December 31, 2006, as compared to a gain of $6.1 million recorded by Ophir in the same period in 2005.

        In the fiscal year ended December 31, 2006, Ampal recorded a gain of $2.2 million on the sale of its building in Tel-Aviv (proceeds of $4.6 million).

        In the fiscal year ended December 31, 2006, the Company recorded $0.4 million in other income, as compared to $7.6 million for the same period in 2005. The decrease in other income is primarily related to the committed dividend for 2005 which had been fully paid on October 3, 2005 by Motorola Israel Ltd. as part of the sale of its investment in MIRS Communications Ltd. last year.

        In the fiscal year ended December 31, 2006, the Company recorded $4.4 million of net realized gain on investments, as compared to $2.7 million of net realized loss in the same period in 2005. The gain recorded in 2006 was primarily attributable to the sale of Coral World International ($4.2 million gain), additional proceeds from the sale of Modem Art ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP ($0.4 million gain) and the sale of certain assets by FIMI ($0.2 million gain). These gains were partially offset by a loss recorded in connection with the sale of Ophir ($1.0 million loss).

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

        In the fiscal year ended December 31, 2006, the Company recorded a $1.3 million translation gain, as compared to a $2.6 million translation loss for the same period in 2005. The decrease in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. dollar.

Result of Operations Analyzed by Segments

	2006	2005
	(U.S. dollars in thousands)

Revenues:
Energy	$--	$--
Finance	4,203	12,412
Real Estate	2,423	233
Leisure-Time	6,317	2,208
Intercompany adjustments	(9)	--

	12,934	14,853
Equity in earning of affiliates	1,610	6,666

Total	$14,544	$21,519

        In the fiscal year ended December 31, 2006, the Company recorded $14.5 million in revenue which was comprised of $4.2 million in the Finance segment, $2.4 million in the Real Estate segment, $6.3 million in the Leisure-Time segment and $1.6 million in equity, as compared to $21.5 million for the same period in 2005 which was comprised of $12.4 millions in the Finance segment, $0.2 million in the Real Estate segment, $2.2 million in the Leisure-Time segment and $6.7 million in equity. The decrease in the Finance segment revenue is primarily related to the dividends payable by Motorola Israel Ltd. to the Company as part of the sale of its investment in MIRS Communications Ltd. which were fully paid on October 3, 2005, and no similar dividend was payable in 2006. The increase in revenue in the Real Estate segment is primarily related to the gain of $2.2 million from the sale of building on Arlozorov Street in Tel-Aviv (the “Arlozorov Building”) and the increase in revenue in the Leisure-Time segment is primarily related to the gain of $4.2 million from the sale of Coral World International.

	2006	2005
	(U.S. dollars in thousands)

Expenses:
Finance	$15,723	$32,737
Real Estate	272	311
Leisure-Time	1,913	1,963

Total	$17,908	$35,011

        In the fiscal year ended December 31, 2006, the Company recorded $17.9 million in expenses which was comprised of $15.7 million in the Finance segment, $0.3 million in the Real Estate segment and $1.9 million in the Leisure-Time segment, as compared to $35.0 million expense for the same period in 2005 which was comprised of $32.7 millions in the Finance segment, $0.3 million in the Real Estate segment and $2.0 million in the Leisure-Time segment. The decrease in Finance expense is primarily attributable to the $14.0 million losses from the impairment of its investments which the Company recorded in 2005 and did not record such impairment in 2006 and the decrease in translation loss to $1.3 million gain in 2006 compared to $2.6 million loss in 2005 which related to a change in the valuation of the New Israeli Shekel as compared to the U.S. dollar.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited

Fiscal Year Ended December 31, 2007
Revenues	$1,089	$684	$872	$35,152
Net interest expense	1,398	1,908	2,926	(64)
Income (loss) from continuing operations	(4,367)	(3,598)	(9,850)	4,237
Income (loss) from discontinued operations, net of tax	(682)	435	21,737	(146)

Net (loss) income	(5,049)	(3,163)	11,887	4,091
Basic EPS:
Loss from continuing operations	(0.10)	(0.07)	(0.19)	0.08
Discontinued operations	(0.01)	0.01	0.41	--

Earnings (Loss) per Class A share	(0.11)	0.06	0.22	0.08
Diluted EPS:
Loss from continuing operations	(0.1)	(0.07)	(0.19)	0.08
Discontinued operations	(0.01)	0.01	0.41	--
Earnings (Loss) per Class A share	(0.11)	0.06	0.22	0.08

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited

Fiscal Year Ended December 31, 2006
Revenues	$3,292	$6,195	$4,025	$1,032
Net interest expense	(411)	(371)	(112)	(1,955)
Income (loss) from continuing operations	(570)	1,366	(1,770)	(6,035)
Income (loss) from discontinued operations, net of tax	(5)	15	(25)	(63)

Net (loss) income	(575)	1,381	(1,795)	(6,098)
Basic and Diluted EPS:
Loss from continuing operations (1)	(0.03)	0.06	(0.18)	(0.19)
Discontinued operations	--	--	--	--

Earnings (Loss) per Class A share	(0.03)	0.06	(0.18)	(0.19)

(1)	After deduction of dividends on the 4% and 6 1/2% Cumulative Convertible Preferred Stock in 2006 (in thousands) of $2,438.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        On December 31, 2007, cash, cash equivalents and marketable securities were $66.7 million, as compared with $37.1 million at December 31, 2006. The increase in cash, cash equivalents and marketable securities is primarily attributable to the sale of Am-Hal, Carmel and proceeds from the exercise of warrants. This increase in cash flow was partially offset by the investments in Gadot, EMG, Bay Heart and FIMI.

        As of December 31, 2007, the Company had $22.5 million of marketable securities as compared to $0.4 million in 2006.

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

        In addition, Ampal’s interest in Gadot has been pledged and cash equal to $12.0 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

        Net cash used in operating activities totaled approximately $23.6 million for the fiscal year ended December 31, 2007, as compared to approximately $29.8 million provided by operating activities at the same period in 2006. The decrease in cash used in operating activities is primarily attributable to (1) the $5.8 million of net investment in marketable securities in 2007 ($23.8 million investment offset by $18.0 million proceeds) as compared to $39.6 million of net proceeds from the sale of marketable securities ($89.6 million proceeds offset by $50.0 million invested) in the same period of 2006; and (2) the increase in interest expense due to the notes issued to institutional investors in Israel and the Convertible Promissory Note issued to Merhav M.N.F. Ltd., which were issued in November and December of 2006, respectively.

        Cash flows from investing activities

        Net cash used in investing activities totaled approximately $149.7 million for the fiscal year ended December 31, 2007, as compared to approximately $107.3 million used in investing activities for the same period in 2006. The increase in cash used in is primarily attributable to the investment of $95.4 million in EMG (see Investments below), the investment of $91.2 million in Gadot ($78.2 million net of cash), investment in EMG ($5.8 million), investment in Bay Heart ($2.4 million) and capital improvement in Am-Hal. This increase was offset by the proceeds from the sale of Am-Hal, Carmel, FIMI, by the sale of a ship by Gadot in the amount of $6.9 million and by deposit collected of $3.6 million. The cash used in investing activities during 2006 is primarily attributable to the Company’s investments in EMG ($52.7 million), Bay-Heart ($1.4 million) and FIMI ($0.4 million) offset by the proceeds at the amount of $23.0 million from the sale of CWI, Ophir, Modem Art and certain assets of TP and FIMI.

        Cash flows from financing activities

        Net cash provided by financing activities was approximately $179.6 million for the fiscal year ended December 31, 2007, as compared to approximately $86.2 million of net cash provided by financing activities for the same period in 2006. In 2007, the Company received a $60.7 million loan from Israel Discount Bank Ltd. to finance the purchase of Gadot, received $15.2 million from Union Bank Of Israel Ltd. (“UBI”), received $95.4 million from partnership minority to finance the additional purchase of EMG, paid down notes payable to Bank Hapoalim Ltd. (“Bank Hapoalim”) in the amount of $37.0 million, received $27.2 million under a loan facility with Bank Hapoalim and from exercise of warrants in the amount of $18.0 million. In 2006, the Company paid down its existing notes payable to Bank Hapoalim in the amount of $6.0 million while using its own cash and borrowing an additional $0.7 million under a loan facility with Bank Hapoalim. In November 2006, the Company issued notes to institutional investors in Israel in the principal aggregate amount of approximately $58.0 million ($56.4 million after deducting related expense) in accordance with Regulation S under the Securities Act of 1933, as amended. In December 2006, the Company completed a private placement of the sale of 8,142,705 shares of its Class A Stock for aggregate proceeds of $37.8 million ($36.7 million after deducting related expenses) to certain non-U.S. institutional investors in accordance with Regulation S under the Securities Act of 1933, as amended. In 2006, the Company paid down its existing notes payable to banks in the amount of $11.2 million and paid a dividend to the holders of its preferred stock in the aggregate amount of $2.3 million while using its own cash and borrowed an additional $6.0 million.

        Investments

        On December 31, 2007, the aggregate fair value of trading and available-for-sale securities were approximately $22.4 million, as compared to $0.4 million at December 31, 2006. The increase in 2007 is mainly attributable to the purchase of Gadot and to the tradable securities held by Gadot.

a)	In 2007, the Company made the following investments:

1.	On December 3, 2007, Ampal completed its acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”). The total consideration including direct transaction expenses was $91.2 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $60.7 million.

Gadot and its group of companies is an Israeli chemical distribution organization. Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to the local industry.

The acquisition was accounted for by the purchase method. The results of operations of Gadot were included in the consolidated financial statements of Ampal commencing November 30, 2007. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed, based on an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers.

The following table summarizes the final fair values of the assets acquired and liabilities assumed, with reference to Gadot balance sheet data as of November 30, 2007:

U.S. dollars in millions

Current assets	$166,365
Investments and other non-current assets	31,145
Fixed assets	74,430
Identifiable intangible assets	9,503
Goodwill	50,406

Total assets acquired	331,849

Current liabilities	(94,703)
Long-term liabilities, including deferred taxes	(124,523)
Minority interest	(21,422)

Total liabilities assumed	(240,648)

Net assets acquired	$91,201

Under the purchase method of accounting, the total consideration of $91.2 million allocated to Gadot’s identifiable tangible and intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the transaction.

Below are the unaudited pro forma combined statements of operations data for the years ended December 31, 2007 and 2006 as if the acquisition of Gadot had occurred on January 1, 2007 and 2006, respectively, after giving effect to: (a) purchase accounting adjustments, including amortization of identifiable intangible assets; and (b) estimated additional interest expense due to the loan granted to Ampal in connection with the acquisition. This pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2007 and 2006, respectively, nor is it necessarily indicative of future results.

	2007	2006
	U.S. dollars in thousands except earning per share (unaudited)

Total revenues	$409,106	$241,750
Income (loss) from continuing operations	(3,224)	1,222

Basic and diluted Earning per share:
Loss income from continuing operations	(0.06)	(0.05)

2.	During 2007, the Company made an additional investment in EMG as follows:

On June 4, 2007, EMG called for additional capital from its shareholders. As a result, Ampal paid an additional $5.8 million in order to maintain its pro rata beneficial interest in EMG.

On November 29, 2007, Ampal and IIF, leading a group of institutional Investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F. Ltd. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav M.N.F. Ltd., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav M.N.F. Ltd., which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav M.N.F. Ltd. transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav M.N.F. Ltd.‘s operations, Merhav M.N.F. Ltd. would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal or by IIF. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav M.N.F. Ltd.

For more information regarding our interest in EMG, see “Item 13.”

3.	Wind Energy Joint Venture

On November 25, 2007, MAE signed a joint venture agreement with Clal Electronics Industries Ltd. (“Clal”), an Israel-based holding company, for the formation of a joint venture that will focus on the new development and acquisition of controlling interests in wind energy projects outside of Israel. The joint venture, owned equally by Clal and the Company through MAE, will seek to either develop or acquire wind energy opportunities with a goal of establishing at least 150MW of installed capacity within the next 3.5 years.The joint venture’s initial project is the development of a wind farm in Greece. The Company has approved a $25 million budget for these projects.

4.	Option Agreement for Sugarcane Ethanol Project in Colombia

On December 25, 2007, Ampal entered into an Option Agreement (the “Option Agreement”) with Merhav M.N.F. Ltd. providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project (the “Project”) in Colombia being developed by Merhav M.N.F. Ltd. The option expires on the earlier of December 25, 2008 or the date on which both (i) Merhav M.N.F. Ltd. has obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Agreement provides that the purchase price for any interest in the Project purchased by Ampal pursuant to the Option Agreement will be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

Ampal has loaned Merhav M.N.F. Ltd. $10 million to fund the purchase of the 11,000 hectares of property in Colombia required for growing sugarcane and the construction of an ethanol production facility for the Project, pursuant to a Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (the “Promissory Note”). Ampal has agreed to advance up to an additional $10 million to fund the Project pursuant to the Promissory Note. The loan bears interest at an annual rate equal to LIBOR plus 2.25%, and will be convertible into all or a portion of the equity interest purchased pursuant to the option.

As security for the loan, Merhav M.N.F. Ltd. has pledged to Ampal, pursuant to a pledge agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal, all of the shares of Ampal’s Class A Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav M.N.F. Ltd. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

For more information regarding our investment in Colombia, see “Item 13.”

5.	Additional investment of $0.1 million in FIMI.

6.	A loan to Bay Heart of $3.6 million, for a shopping mall in Haifa, Israel.

b)	In 2007, Ampal made the following dispositions:

1.	On May 21, 2007, the Company closed the sale of all of its holdings in Carmel, a packaging manufacturer affiliate based in Israel. Pursuant to this transaction, Ampal and its subsidiaries sold to Carmel an aggregate of 522,350 ordinary shares of Carmel for an aggregate sales price of approximately $4.6 million. The Company recorded no gain since impairment was recorded in the first quarter of 2007.

2.	During 2007, the Company received proceeds in the total amount of $0.8 million from the sales of certain investments by FIMI.

3.	On August 5, 2007, the Company completed the sale of its holdings in Am-Hal Ltd. for an aggregate consideration of $29.3 million and recorded a gain of approximately $29.4 million (approximately $21.7 million, net of taxes). The gain and Am-Hal’s results of operations until June 30, 2007, were recorded as discontinued operations for all periods presented.

        Debt

        Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F. Ltd. and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2008-2019.

        The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, UBI and Israel Discount Bank Ltd. As of December 31, 2007, the outstanding indebtedness under these bank loans totaled $101.9 million and the loans mature through 2008-2019.

        On February 26, 2007, the Company entered into a bank loan with UBI. Pursuant to the loan agreement, on April 2, 2007, UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The loan is secured by a pledge of certain assets. On December 31, 2007, UBI granted the Company two loans of equal amount, for a total amount of NIS 20 million (approximately $5.2 million). These loans bear interest at the rate of 4.6% and 4.8%, respectively, linked to the Consumer Price Index in Israel. Both loans are for a term of two years and interest will be paid semi-annually.

        On April 26, 2007, the Company repaid its existing loans from Bank Hapoalim and signed a new loan agreement. The new agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of December 31, 2007, the Company is in compliance with its debt covenants.

        On November 29, 2007, as part of the agreement between Ampal and IIF, leading a group of institutional Investors, the Company received $95.4 million to purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership, from Merhav. The loan is unlinked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties, but with a minimum term of one year.

        A short term loan from Bank Hapoalim in the amount of $3.5 million bears interest of 7.1% and is to be repaid by March 31, 2008.

        On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2007, the outstanding debt under the notes amounts to $66.6 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10,207,000 with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of December 31, 2007, the outstanding amount of the deposit was $7.5 million. Prior to the issuance of the debentures, Midroog Ltd., an affiliate of Moody’s Investors Service, rated the Company as A3.

        On August 1, 2007, Ampal filed a final prospectus with the Israeli Securities Authority and the TASE for the resale and listing with the TASE of its Series A Notes. According to the prospectus, on August 19, 2007, Ampal paid the Series A Notes holders additional interest of 0.10959% (0.5% annually) for the period commencing May 20, 2006 and ending on August 9, 2007, which is the date the Series A Notes were registered for trade. The additional interest was paid to the Series A Note holders whose names appear in the Series A Note holders register kept by Ampal as of August 7, 2007. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

        Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 (the “Credit Facility”), between MAE and Israel Discount Bank Ltd. (the “Lender”), for approximately $60.7 million. The Credit Facility is divided into two equal loans of approximately $30.35 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first two years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to the Lender as a security for the Credit Facility. Yosef Maiman has agreed with the Lender to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

        In addition, as part of the EMG transaction in December 2006, the Company issued to Merhav M.N.F. Ltd. the Convertible Promissory Note in the principal amount of $20 million, which at the option of Merhav M.N.F. Ltd., was payable in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007, or upon demand by Merhav M.N.F. Ltd. On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company. See “Changes in Shareholders Equity” below.

        Other long term borrowings in the amount of $0.2 million are linked to the Consumer Price Index in Israel, mature between 2007 and 2010 and bear annual interest of 5.7%.

        As of December 31, 2007, Gadot had $0.7 million outstanding under its convertible debentures. Gadot’s debentures were listed on the Tel Aviv Stock Exchange (“TASE”) in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable in two equal annual installments on December 5, 2008 and 2009. The debentures are convertible into ordinary shares of Gadot, commencing from the date they were listed on the TASE until December 5, 2009, such that as of December 31, 2007, each incremental amount of NIS 3.53 of outstanding debentures (linked to the Consumer Price Index in Israel) is convertible into one ordinary share of Gadot of NIS 0.1 par value, subject to adjustments.

        As of December 31, 2007, Gadot had $12.0 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15, of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

        As of December 31, 2007, Gadot, a 65.5% subsidiary of Ampal, has short term loans payable in the amount of $96.5 million and long term loans payable in the amount of $30.1 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 5.73% to 6.09%. The various long term loans payable are either unlinked, linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 4.82% to 6.90%.

        The weighted average interest rates and the balances of these short-term borrowings at December 31, 2007 and December 31, 2006 were 6.3% on $136.6 million and 6.3% on $21.2 million, respectively.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt	$187,405		$131,341	$31,781	$24,283
Debentures	$78,608		$5,662	$32,318	$40,628
Convertible Debentures	$742		$742
Short-Term Debt	$136,612	$136,612
Expected interest payment (3)	$59,845	$16,257	$19,770	$14,073	$9,745
Capital Call Obligation (1)	$2,800	$2,800
Operating Lease Obligation (2)	$36,929	$13,735	$13,232	$3,724	$6,238
Capital Lease Obligation
Purchase Obligations
Other Long-Term Liabilities Reflected on the Company's
Balance Sheet Under GAAP
Total	$502,941	$169,404	$170,747	$81,896	$80,894

(1)	See Note 19(d) to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2007.

(2)	See Note 19(a) to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2007.

(3)	In calculating estimated interest payments on outstanding debt obligations, the Company assumed an exchange rate as at December 31, 2007 of NIS 3.846 to 1 U.S. dollar.

        As of December 31, 2007, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $27.4 million. This includes:

1.	$5.2 million guarantee on indebtedness incurred by Bay Heart ($0.3 million of which is recorded as a liability in the Company’s financial statements at December 31, 2007) in connection with the development of its property. Bay Heart recorded losses in 2007 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$1.1 million guarantee to Galha 1960 Ltd. as described in Item 3 of this Report.

3.	$ 21.1 million guarantees of Gadot for outstanding loans.

        Off-Balance Sheet Arrangements

        Other than the foreign currency contracts specified below, the Company has no off-balance sheet arrangements.

        Foreign Currency Contracts

        The Company’s derivative financial instruments consist of foreign currency forward exchange contracts to purchase or sell U.S. dollars. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts have been designated as hedging instruments. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled, based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

        As of December 31, 2007, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $9 million.

CHANGES IN SHAREHOLDERS EQUITY

        During the second, third and fourth quarter of 2007, the shareholders’ equity changed as follows:

        As of December 31, 2007, the Company issued 3,870,351 Class A Shares to investors that exercised warrants granted to them by the Company on December 28, 2006. The total proceeds from the exercise of warrants were $18.0 million.

        On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the convertible promissory note issued to it as partial consideration for the purchase of a 5.9% interest in EMG by Ampal in December 2006, into 4,476,389 shares of Class A Stock of Ampal. The issuance of the 4,476,389 shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

        The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2007, and are sensitive to the above market risks.

        During the fiscal year ended December 31, 2007, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2006, other than exposure to the Euro exchange rate due to the Company’s acquisition of Gadot.

Interest Rate Risks

        At December 31, 2007, the Company had financial assets totaling $44.6 million and financial liabilities totaling $403.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

        At December 31, 2007, the Company did not have fixed rate financial assets and had variable rate financial assets of $44.6 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

        At December 31, 2007, the Company had fixed rate debt of $192.4 million and variable rate debt of $211.3 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $1.5 million.

        The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $1.3 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

        The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of December 31, 2007, the Company had open foreign exchange forward contracts to purchase U.S. Dollars and sell Euros in the amount of $9 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $1.9 million, and regarding the statements of operations a ten percent devaluation of the U.S. Dollar exchange rate would be reflected in a net increase in earnings and cash flow would be $21.8 million, and a ten percent devaluation of the Euro exchange rate would be reflected in a net increase in earnings and cash flow would be $2.8 million.

Equity Price Risk

        The Company’s investments at December 31, 2007, included marketable securities which are recorded at a fair value of $22.5 million, including a net unrealized gain of $0.2 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $2.2 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

ITEM 8 –	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 1 through 36 of the financial statements attached to this annual report.

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

Management’s Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the 2007 acquisitions of Gadot, which is included in our 2007 Consolidated Financial Statements and which represented 44.3% of consolidated total assets and 135.1% of consolidated shareholders’ equity as of December 31, 2007, and 84.5% of consolidated net revenues and $2.5 million gain out of $13.6 million loss from continuing operations for the year ended December 31, 2007. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Kessleman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report attached hereto.

        There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

        The following table sets forth certain information regarding Ampal’s directors and executive officers as of March 5, 2008:

Name	Position

Yosef A. Maiman	President, Chief Executive Officer, Chairman of the Board of Directors
Jack Bigio	Director
Leo Malamud(1)	Director
Dr. Joseph Yerushalmi(1)	Director
Dr. Nimrod Novik	Director
Yehuda Karni(1)(2)(3)(4)	Director
Eitan Haber(2)(3)(4)	Director
Menahem Morag(2)(3)(4)	Director
Irit Eluz	CFO, Senior Vice President - Finance and Treasurer
Yoram Firon	Vice President - Investments and Corporate Affairs and Secretary
Amit Mantsur	Vice President - Investments
Ofer Gilboa	Vice President - Investments
Giora Bar-Nir	Vice President - Accounting and Controller

        The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1)	Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2)	Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors’ fees and related matters. Mr. Karni is the Chairman of the Audit Committee of the Board.

(3)	Member of the Stock Option and Compensation Committee of the Board.

(4)	Member of the Special Committee of the Board.

        There are no family relationships between any of Ampal’s directors and executive officers.

        In 2007, the Board met 14 times and acted twice by written consent; the Executive Committee acted once by written consent; the Audit Committee met 6 times and did not act by written consent. The Stock Option and Compensation Committee met once and acted once by written consent. The Special Committee met twice and did not act by written consent. All directors but one attended more than 75% of the aggregate of (1) the total number of Board meetings held during the period in 2007 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2007 (during the period of such service). Each director of the Board is elected for a one year term and serves until his or her successor is duly elected and qualified.

        The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

        YOSEF A. MAIMAN, 62, has been the Chairman of the Board of Ampal since April 25, 2002 and President and Chief Executive Officer of Ampal since October 1, 2006. Mr. Maiman has been President and Chief Executive Officer of Merhav M.N.F. Ltd. (“Merhav”), one of the largest international project development companies based in Israel, since its founding in 1975. Mr. Maiman is the Chairman of the Board of Directors of Gadot. Mr. Maiman is also the Chairman of the Board of Directors of Channel Ten, a commercial television station in Israel, a director of Eltek, Ltd. (“Eltek”), a developer and manufacturer of printed circuit boards and Honorary Consul to Israel from Peru. Mr. Maiman is also a member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

        JACK BIGIO, 42 has been a director of Ampal since March 6, 2002. Mr. Bigio served as the President and Chief Executive Officer of Ampal between April 25, 2002 and September 30, 2006. From 1996 until April 2002, Mr. Bigio served as Senior Vice President – Operations and Finance of Merhav and from October 2006 Mr. Bigio serves as Senior Vice President of Merhav. Mr. Bigio is also a director of Eltek, a member of the Board of Israel-America Chamber of Commerce & Industry and a member of Young Presidents’ Organization.

        LEO MALAMUD, 56, has been a director of Ampal since March 6, 2002. Since 1995 Mr. Malamud is Senior Vice President of Merhav M.N.F. Ltd. Mr. Malamud is also a Director of Gadot, Channel 10, 10 News Ltd. and Nana 10 Ltd.

        Dr. JOSEPH YERUSHALMI, 70, has been a director of Ampal since August 16, 2002. Since 1995 Mr. Yerushalmi has been Senior Vice President – Head of Energy and Infrastructure Projects of Merhav M.N.F. Ltd. Mr. Yerushalmi is also a Director of Gadot.

        Dr. NIMROD NOVIK, 62, has been a director of Ampal since September 19, 2006. Dr. Novik has been Senior Vice President of Merhav M.N.F. Ltd. since 1995, responsible for Middle East projects (including the MIDOR petroleum refinery in Egypt and the current EMG project for the export of Egyptian natural gas to Israel) as well as for corporate and government relations. He is a member of the board of EMG and of Channel 10 News Corp. Mr. Novik is an advisor to the Israeli National Security Council as well as to several members of the Israeli cabinet, and a former Special Ambassador of the State of Israel as well as Chief Advisor on Foreign Policy to Israel’s Prime Minister and Minister of Foreign Affairs.

        YEHUDA KARNI, 79, has been a director of Ampal since August 16, 2002. Mr. Karni was a senior partner in the law firm of Firon Karni Sarov & Firon, from 1961 until his retirement in 2000.

        EITAN HABER, 68, has been a director of Ampal since August 16, 2002. Mr. Haber was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin, from July 1992 until November 1995. Since 1996, Mr. Haber has been the President and Chief Executive Officer of Geopol Ltd., which represents the Korean conglomerate Samsung Aircraft and Industries in Israel and the Middle East. Since 2001, Mr. Haber has also served as CEO of Kavim Ltd., a production and project development company. Mr. Haber is a member in the Board of Directors of Africa Israel Ltd. and “Israel Experience Co.”

        MENAHEM MORAG, 57, has been a director of Ampal since January 27, 2004. From 1996 to 1999 Mr. Morag was the Head of Finance and Budget at the Israeli Prime Minister’s office in Tel Aviv. From 1999 to 2001, Mr. Morag was the Controller and Ombudsman at the Israeli Prime Minister’s office in Tel Aviv. From 2001 to 2003, Mr. Morag was the Head of Human Resources Department at the Israeli Prime Minister’s office in Tel Aviv. Since 2003 until 2006, Mr. Morag served as the Head of the Council of the Pensioners Association of the Israeli Prime Minister’s office in Tel Aviv. Mr. Morag has also served as a director in Palram Industries from 2004 until 2006, and from 2005 until 2006 he was the CEO of Keren-Shemesh Foundation for the Encouragement of Young Entrepreneurs. Since 2006 Mr. Morag serves as a Deputy General Manager – Head of Resources Division of Union Bank of Israel Ltd. and as a director in several of the subsidiaries of Union Bank of Israel Ltd.

        IRIT ELUZ, 41, has been the Chief Financial Officer and Senior Vice President – Finance and Treasurer since October 2004. From May 2002 until October 2004, Ms. Eluz was Chief Financial Officer and Vice President – Finance and Treasurer. Ms. Eluz is a Director of Gadot. Since July 2006 Ms. Eluz is a Director of Kamor Ltd. From January 2000 until April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav. From June 1995 until December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

        YORAM FIRON, 39, has been Secretary and Vice President – Investments and Corporate Affairs since May 2002. From 1998 until 2002, Mr. Firon was a Vice President of Merhav and before that a partner in the law firm of M. Firon & Co..

        AMIT MANTSUR, 38, has been Vice President – Investments since March 2003. Since August 2006 Mr. Mantsur is a Director of Valor Computerized Systems Ltd. From September 2000 until December 2002, Mr. Mantsur served as Strategy & Business Development Manager at Alrov Group. From February 1997 until September 2000, Mr. Mantsur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

        OFER GILBOA, 43, has been Vice President – Investments since December 2007. Mr. Gilboa is a Director of Gadot. From 2003 until 2007, Mr. Gilboa served as Chief Financial Officer and Chief Operations Officer at MIRS Communications Ltd. From 1999 through 2002, Mr. Gilboa served as Controller and Financial Manager of Pelephone Communications Ltd.

        GIORA BAR-NIR, 51, has been Vice-President – Accounting and Controller since October 2004. From March 2002 until October 2004 Mr. Bar-Nir was the Controller. From 1999 until 2004, Mr. Bar-Nir was the Controller of the Israeli subsidiaries of Ampal.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal’s executive officers and directors, and persons who own more than 10% of a registered class of Ampal’s equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Class A Stock of Ampal. To the Company’s knowledge, based solely on its review of the copies of such forms received by it, all filing requirements applicable to its executive officers, directors and greater than 10-percent stockholders were complied with as of March 5, 2008.

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

        Base Salary

        We set our salaries for our Named Executive Officers generally based on what we believe enables us to hire and retain individuals in the competitive environment in Israel and rewards individual performance and the contribution to our overall business goals. We also take into account the base salaries paid by similarly situated companies in Israel and in the United States with which we believe we generally compete for talent. There are no formal guidelines or formulas used by us to determine annual base salary for our Named Executive Officers, as annual salary determinations are made on a case by case basis from year to year to react to compensation market trends in Israel and to take into account the Named Executive Officer’s performance. Additionally, stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside our control. Our approach to annual base salary is designed to retain our Named Executive Officers so that they will continue to operate at high levels in the best interests of the Company.

        Determinations for annual base salary for the fiscal year ended December 31, 2007, were made by the Compensation Committee in consultation with Mr. Maiman and other executive officers.

        Annual Cash Incentive Bonus Compensation

        The non-equity based annual bonus compensation is based on each Named Executive Officer’s individual performance for the Company over the fiscal year, which is measured in terms of overall effort, performance and contribution to the Company. In the past, bonuses were based on a multiple of the Named Executive Officer’s base salary, but in the interest of flexibility, we no longer exclusively utilize this approach. In 2007, we considered the performance of our Named Executive Officers with respect to certain material transactions and the amount of funds raised during the year and allocated an amount among the Named Executive Officers who were involved in those special efforts. We take into account the amount of annual base salary paid to each Named Executive Officers in determining such Named Executive Officers’ non-equity based annual bonus compensation. Determinations for non-equity based annual bonus compensation for the fiscal year ended December 31, 2007 were made by Mr. Maiman.

        Long-Term Equity Incentive Compensation

        At this time, we do not award long-term equity incentive compensation to our Named Executive Officers on an annual basis, however we may elect to award this form of compensation in the future. Following the April 2002 acquisition by Y.M. Noy Investments Ltd. of a controlling interest in the Company, we awarded long-term equity incentive compensation in April 2002 to provide the new management team with incentives aligned with shareholder interests and in December 2004, in recognition of the Named Executive Officers’ assistance to a Special Committee of the Board of Directors that had been appointed to consider alternatives available to the Company to maximize shareholder value. In December 2006, the Stock Option Committee granted Mr. Maiman an option to acquire 250,000 shares of our Class A Stock for his service as Chairman of the Board. The amount of this award was consistent with the amount of the option grant previously awarded to Mr. Maiman in August 2002, which became fully vested in August 2006.

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

Summary Compensation Table
For Fiscal Year Ended December 31, 2007

The following table sets forth all of the compensation awards to our Named Executive Officers for the year ended December 31, 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (9)	All Other Compensation (6)		Total (8)
		$	$	$	$	$		$

Yosef A. Maiman (1) (7)
Chairmanof the Board, President and CEO	2007	890,344	1,092,044	-	147,903	24,272		2,154,563

	2006	632,144	984,627	-	68,947	30,605	(11)	1,716,323

Irit Eluz (2) (7)
CFO - SVP
Finance & Treasurer	2007	304,989	832,033	-	132,510	105,368		1,374,900
	2006	263,848	673,692	-	152,664	152,928		1,243,133

Yoram Firon (3) (7)
Secretary, Vice
President Investments	2007	227,470	182,007	-	89,918	86,153		585,548
	2006	206,194	173,964	-	107,504	80,235		567,897

Amit Mantsur (4)
Vice President Investments	2007	155,486	62,402	-	35,396	55,236		308,521
	2006	141,538	49,704	-	37,969	50,902		280,114

Giora Bar Nir (5)
Vice President Accounting &
Controller	2007	167,574	31,201	-	14,198	64,444		277,416
	2006	152,196	29,822	-	30,501	57,362		269,882

Jack Bigio (7)(10)
Former President & CEO	2006	388,346	206,580	-	148,935	662,570	(12)	1,406,431

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

(2) Ms. Eluz has been employed by Ampal since April 25, 2002.

(3) Mr. Firon has been employed by Ampal since April 25, 2002.

(4) Mr. Mantsur has been employed by Ampal since February 2, 2003.

(5) Mr. Bar-Nir has been employed by Ampal since June 17, 1990.

(6) Comprised of Ampal (Israel’s) contribution pursuant to: (i) Ampal (Israel’s) pension plan and (ii) Ampal (Israel’s) education fund and (iii) use of car and (iv) use of mobile and (v) final account settlement and (vi) redemption of vacation provision and (vii) reimbursed for the payment of taxes.

(7) Eligible to receive an additional payment of up to six months salary (i) in the event of a change of control of the Company and (ii) such executive officer’s employment is terminated within six months from the date of the change of control of the Company.

(8) All cash compensation is paid in New Israeli Shekels. The amounts in the table are converted from the New Israeli Shekel to U.S. dollars based on the exchange rate of 4.0355, which represents the exchange rate as of December 31, 2007.

(9) Represents the compensation cost in 2007 in accordance with SFAS No. 123R for stock options, which includes amounts from awards granted in and prior to 2007.

(10) Mr. Bigio served as President and CEO from April 25, 2002 until September 30, 2006. The amounts include final account settlement. Mr. Bigio exercised 150,000 options on October 4, 2006.

(11) Of such amount, for services as director, $22,000 was paid in cash.

(12) Of such amount, for services as director, $4,500 was paid in cash.

Outstanding Equity Awards
For Fiscal Year Ended December 31, 2007

Option Awards

Name	Number of Securities Underlying Unexercised Options (Exercisable) (1)	Number of Securities Underlying Unexercised Options (Unexercisable) (1)	Option Exercise Price ($)	Option Expiration Date

Yosef A. Maiman	250,000		3.12	August 15, 2012
	62,500	187,500	5.06	December 11, 2016
Irit Eluz	78,500		3.12	August 15, 2012
	210,000	70,000	3.5	October 27, 2014
Yoram Firon	68,500		3.12	August 15, 2012
	142,500	47,500	3.5	October 27, 2014
Amit Mantsur	58,000		3.69	February 12, 2013
	11,250	3,750	3.5	October 27, 2014
Giora Bar Nir	63,500		3.12	August 15, 2012
	22,500	7,500	3.5	October 27, 2014

(1) Options expire 10 years from the grant date and vest in sixteen equal installments on the three month anniversary of the date of grant and each three month period thereafter.

Compensation of Directors

        Directors of Ampal (other than Mr. Maiman) receive $1,500 per Board meeting attended. The Chairman of the Board receives $2,000 per Board meeting attended. Directors of Ampal also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

        For attending Special Committee, Audit Committee and Executive Committee meetings Mr. Karni, the Chairman of the Special and the Audit Committee, is entitled to $30,000 per year. Each of Mr. Haber and Mr. Morag are entitled to $20,000 per year, for attending Special Committee and Audit Committee meetings.

        In connection with the formation of the Special Committee on October 28, 2004, the Company entered into an Indemnification and Compensation Agreement with each of Messrs. Karni, Haber and Morag. In consideration for serving as a member of the Special Committee, the Company has agreed pursuant to the terms of the Indemnification and Compensation Agreement, among other things, to indemnify and hold harmless each Director with respect to his service on, and any matter or transaction considered by, the Special Committee to the fullest extent authorized or permitted by law. A copy of the form of this Indemnification and Compensation Agreement is attached as Exhibit 10j to this Report.

        On September 3, 2007, the Stock Option and Compensation Committee of the Board approved the grant, pursuant to the Company’s 2000 Incentive Plan to each of Eitan Haber, Yehuda Karni and Menahem Morag, the Company’s non-employee directors, an option to purchase 90,000 shares of the Company’s Class A Stock. All of the foregoing options have an exercise price of $5.35 per share and will vest in equal installments beginning on December 12, 2007 and each three month anniversary thereafter. Additionally, the exercise price of these options may only be paid by the holders by having the Company withhold from the underlying option stock the number of shares having a fair market value equal to the exercise price.

Director Compensation
For Fiscal Year Ended December 31, 2007

Name	Fees Paid in Cash ($)	Option(1) Award ($)	Total ($)

Yehuda Karni (2)(3)(8)	46,500	53,720	100,220
Menahem Morag (2)(4)(8)	25,500	53,720	79,220
Eitan Haber (2)(3)(8)	27,000	53,720	80,720
Leo Malamud (5)(8)	7,500	17,748	25,248
Dr. Yossi Yerushalmi (6)(8)	12,000	47,329	59,329
Dr. Nimrod Novik (7)(8)	12,000	106,490	118,490
Jack Bigio	6,000	-	6,000

(1) Represents the compensation cost in 2007 in accordance with SFAS 123(R) for stock options.

(2) In fiscal year 2007, Messrs. Karni, Morag and Haber were each granted an option to purchase 90,000 shares of our Class A Stock, each with a grant date fair value of $204,598. In fiscal 2006, Messrs. Karni, Morag and Haber were each granted an option to purchase 30,000 shares of our Class A Stock, each with a grant date fair value of $70.993.

(3) In fiscal 2002, Messrs. Karni and Haber were each granted an option to purchase 15,000 shares of our Class A Stock, each with a grant date fair value of $24,299.

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

(8) On December 12, 2006, the Stock Option and Compensation Committee of the Board approved the grant, pursuant to the Company’s 2000 Incentive Plan to (i) Yosef A. Maiman an option to purchase 250,000 shares of the Company’s Class A Stock (ii) Nimrod Novik an option to purchase 180,000 shares of the Company’s Class A Stock, (iii) Joseph Yerushalmi an option to purchase 80,000 options, (iv) Leo Malamud an option to purchase 30,000 shares of the Company’s Class A Stock and (v) each of Eitan Haber, Yehuda Karni and Menahem Morag, the Company’s non-employee directors, an option to purchase 30,000 shares of the Company’s Class A Stock. All of the foregoing options have an exercise price of $5.06 per share and will vest in equal installments beginning on March 12, 2007 and each three month anniversary thereafter. Additionally, the exercise price of these options may only be paid by the holders by having the Company withhold from the underlying option stock the number of shares having a fair market value equal to the exercise price.

        The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the fiscal year ended December 31, 2007.

2007

Eitan Haber (1)	90,000
Yehuda Karni (1)	90,000
Menahem Morag (2)	90,000

(1) Director since August 16, 2002.

(2) Director since January 27, 2004.

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

        On February 15, 2000, the Compensation Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The 2000 Plan remains in effect for a period of ten years. As of December 31, 2007, 2,434,500 options of the 2000 Plan are outstanding.

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

        Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company. Prior to January 1, 2006, the Company accounted for all plans under APB Opinion No. 25, under which no compensation costs were incurred in the years ended December 31, 2004 and 2005. If compensation cost for the options under the above Plans had been determined in accordance with SFAS No. 123, the Company’s net income (loss) would have been ($6.8 million) and ($19.0 million) for the years 2005 and 2004, respectively.

        Effective January 1, 2006, the Company adopted SFAS No. 123R SFAS No. 123R, which revises SFAS No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, over the requisite service period. For the year ended December 31, 2007 the Company recorded $782,000 as compensation expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The current members of Compensation Committee are Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menahem Morag, none of whom is an officer or employee or former officer or employee of the Company. During 2007, no executive officer of the Company served on the compensation committee or the Board of Directors of another entity whose executive officer(s) served on the Company’s Compensation Committee for the Board of Directors.

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

COMPENSATION COMMITTEE REPORT

        The Stock Option and Compensation Committee and Yosef A. Maiman have reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K, Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the Stock Option and Compensation Committee and Yosef A. Maiman recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Yehuda Karni
Eitan Harber
Menahem Morag
Yosef A. Maiman

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security
holders	2,434,500	4.0	2,434,500 (2)

Equity compensation plans not approved by
security holders	N/A	N/A	N/A

Total	2,434,500	4.0	2,434,500

(1)	All information provided as of December 31, 2007.

(2)	The number of securities remaining available for future issuance under 1998 Plan is 388,000. The number of securities remaining available for future issuance under 2000 Plan is 1,138,625.

PRINCIPAL SHAREHOLDERS OF AMPAL

        The following table sets forth information as of March 5, 2008, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. As of March 5, 2008, there were 57,702,532 (not including treasury shares) shares of Class A Stock of Ampal outstanding.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Di-Rapallo Holdings Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	9,650,132	(1)	16.72%

De-Majorca Holdings Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	18,850,153	(2)	32.67%

Yosef A. Maiman
Y.M. Noy Investments Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	33,304,799	(1)(2)(3)	57.39%

Ohad Maiman
Y.M. Noy Investments Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	28,500,285	(1)(2)	49.39%

Noa Maiman
Y.M. Noy Investments Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	28,500,285	(1)(2)	49.39%

Yoav Maiman
Y.M. Noy Investments Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	28,500,285	(1)(2)	49.39%

Merhav M.N.F. Ltd.
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	4,476,389	(4)	7.76%

Clal Finance Ltd.
and
Clal Insurance Enterprises Holdings Ltd.
37 Menachem Begin St.,
Tel-Aviv 65220, Israel	Class A Stock	3,326,905	(5)	5.78%

(1)	Consists of 9,650,132 shares of Class A Stock held directly by Di-Rapallo Holdings Ltd. Yosef A. Maiman owns 100% of the economic shares and one-fourth of the voting shares of Di-Rapallo Holdings Ltd. In addition, Mr. Maiman holds an option to acquire the remaining three quarters of the voting shares of Di-Rapallo Holdings Ltd. (which are currently owned by Ohad Maiman, Noa Maiman and Yoav Maiman, the son, daughter and son, respectively, of Mr. Maiman).

(2)	Consists of 18,850,153 shares of Class A Stock held directly by De-Majorca Holdings Ltd. Yosef A. Maiman owns 100% of the economic shares and one-fourth of the voting shares of De-Majorca Holdings Ltd. In addition, Mr. Maiman holds an option to acquire the remaining three quarters of the voting shares of De-Majorca Holdings Ltd. (which are currently owned by Ohad Maiman, Noa Maiman and Yoav Maiman, the son, daughter and son, respectively, of Mr. Maiman).

(3)	Includes 328,125 shares of Class A Stock underlying options which are currently exercisable or exercisable within 60 days of March 5, 2008, by Mr. Maiman and 4,476,389 shares of Class A Stock held directly by Merhav M.N.F Ltd. Yosef A. Maiman owns 100% of Merhav M.N.F Ltd.

(4)	Yosef A. Maiman owns 100% of Merhav M.N.F Ltd.

(5)	Consists of 276,092 shares of Class A Stock beneficially owned by Clal Finance Ltd. (“Clal Finance”), of which 145,515 shares of Class A Stock are held for its own account; and 3,050,813 shares of Class A Stock beneficially owned by Clal Insurance Enterprises Holdings Ltd. (“Clal”), of which (i) 2,490,895 shares of Class A Stock are held for members of the public through, among others, provident funds, mutual funds, pension funds and insurance policies, which are managed by subsidiaries of Clal, each of which subsidiaries operates under independent management and makes independent voting and investment decisions, (ii) 182 shares of Class A Stock are held by unaffiliated third-party client accounts managed by Clal Finance Batucha Investment Management Ltd. (“CFB”) as portfolio managers, each of which subsidiaries operates under independent management and makes investment decisions independent of Clal and has no voting power in such client accounts, and (iii) 559,736 shares of Class A Stock are beneficially held for its own account.

Clal Finance is a majority owned subsidiary of Clal. Through Clal Finance’s wholly owned subsidiary, CFB, Clal may be deemed to beneficially own 182 Common Stock (the “CFB Shares”). Clal may be deemed to beneficially own an aggregate of 3,050,813 Common Stock (the “Clal Shares”). The CFB Shares are included in the Clal Shares. Clal is a majority owned subsidiary of IDB Development Corporation Ltd., an Israeli public corporation (“IDB Development”). By reason of IDB Development’s control of Clal, IDB Development may be deemed to be the beneficial owner of, and to share the power to vote and dispose of, the shares of Class A Stock owned beneficially by Clal. IDB Development is a majority owned subsidiary of IDB Holding Corporation Ltd., an Israeli public corporation (“IDB Holding”). By reason of IDB Holding’s control (through IDB Development) of Clal, IDB Holding may be deemed beneficial owner of, and to share the power to vote and dispose of, the shares of Class A Stock owned beneficially by Clal. Mr. Nochi Dankner, Mrs. Shelly Bergman, Mrs. Ruth Manor and Mr. Avraham Livnat may, by reason of their interests in, and relationships among them with respect to, IDB Holding, be deemed to control the corporations referred to in this footnote. By reason of the control of IDB Holding by Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat, and the relations among them, Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat may each be deemed beneficial owner of, and to share the power to vote and dispose of, the shares of Class A Stock owned beneficially by Clal.

The information regarding the holdings of Clal Finance and Clal, and the beneficial ownership thereof, is based upon a Schedule 13G filed by Clal with the SEC on February 14, 2008.

Security Ownership of Management

        The following table sets forth information as of March 5, 2008 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	33,304,799	(1)(2)	56.18%
Irit Eluz	323,500	(2)	*
Yoram Firon	234,750	(2)	*
Amit Mantsur	71,125	(2)	*
Leo Malamud	159,375	(2)	*
Dr. Joseph Yerushalmi	125,000	(2)	*
Dr. Nimrod Novik	56,250	(2)	*
Eitan Haber	63,750	(2)	*
Yehuda Karni	63,750	(2)	*
Menahem Morag	63,750	(2)	*
Giora Bar-Nir	89,750	(2)	*
Jack Bigio	150,000	(2)	*
All Directors and Executive Officers as a Group	34,705,799	(2)	58.54%

*	Represents less than 1% of the class of securities.

(1)	Attributable to 9,650,132, 18,850,153 and 4,476,389 shares of Class A Stock held directly by Di-Rapallo Holdings Ltd., De-Majorca Holdings Ltd. and Merhav M.N.F Ltd., respectively. See “Security Ownership of Certain Beneficial Owners.” In addition, this represents 328,125 shares underlying options for Yosef Maiman which are presently exercisable or exercisable within 60 days of March 5 2008.

(2)	Represents shares underlying options which are presently exercisable or exercisable within 60 days of March 5, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        On December 25, 2007, Ampal entered into an Option Agreement (the “Option Agreement”) with Merhav M.N.F. Ltd. providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project (the “Project”) in Colombia being developed by Merhav M.N.F. Ltd. The option expires on the earlier of December 25, 2008 or the date on which both (i) Merhav M.N.F. Ltd. has obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Agreement provides that the purchase price for any interest in the Project purchased by Ampal pursuant to the Option Agreement will be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

        Ampal has loaned Merhav M.N.F. Ltd. $10 million to fund the purchase of the 11,000 hectares of property in Colombia required for growing sugarcane and the construction of an ethanol production facility for the Project, pursuant to a Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (the “Promissory Note”). Ampal has agreed to advance up to an additional $10 million to fund the Project pursuant to the Promissory Note. The loan bears interest at an annual rate equal to LIBOR plus 2.25%, and will be convertible into all or a portion of the equity interest purchased pursuant to the option.

        As security for the loan, Merhav M.N.F. Ltd. has pledged to Ampal, pursuant to a pledge agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal, all of the shares of Ampal’s Class A Stock, par value $1.00 per share, owned by Merhav.

        Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav M.N.F. Ltd. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

        On November 29, 2007, Ampal and IIF, leading a group of institutional Investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F. Ltd. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav M.N.F. Ltd., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav M.N.F. Ltd., which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav M.N.F. Ltd. transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav M.N.F. Ltd.‘s operations, Merhav M.N.F. Ltd. would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value.

        The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

        On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the convertible promissory note issued to it as partial consideration for the purchase of a 5.9% interest in EMG by Ampal in December 2006, into 4,476,389 shares of Class A Stock of Ampal. The issuance of the 4,476,389 shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market.

        Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav M.N.F. Ltd.

Review and Approval of Transactions with Management and Others

        Pursuant to its written charter and the marketplace rules of the NASDAQ Global Market, the Audit Committee must review with management and approve all transactions or courses of dealing with parties related to the Company. In determining whether to approve a related person transaction, the Audit Committee will consider a number of factors including whether the related person transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. The Audit Committee has the authority to engage independent legal, financial and other advisors. A special committee of the Board of Directors composed of the Company’s independent directors, who also constitute all of the members of the Company’s Audit Committee, has reviewed and approved the terms of each of the transactions described above.

Director Independence

        Because a “group” of shareholders (as defined under Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended) consisting of Yosef A. Maiman, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav M.N.F. Ltd., De Majorca Holdings Ltd. and Di-Rapallo Holdings Ltd. beneficially owns more than 50% of the voting power in the Company, the Company is deemed to be a “controlled company” under the rules of the NASDAQ Global Market. As a result, we are exempt from the NASDAQ rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. The Company has an Audit Committee of the Board consisting of Messrs. Karni, Haber and Morag, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers, Inc. and the rules promulgated by the Securities and Exchange Commission. Other than the members of the Audit Committee, there are no other independent directors that serve on the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

        AUDIT FEES. The fees of Kesselman & Kesselman (“Kesselman”) CPA (ISR) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q were $ 477,000 and $276,000, respectively.

        AUDIT – RELATED FEES . Kesselman’s fees for audit related services for the fiscal year ended December 31, 2007 was $44,000. There was no audit-related fees for the fiscal year ended December 31, 2006.

        TAX FEES. Kesselman’s tax fees for the fiscal years ended December 31, 2007 and December 31, 2006, were $ 53,665 and $205,000, respectively.

        ALL OTHER FEES – Kesselman’s fees for other services for the fiscal years ended December 31, 2007 and December 31, 2006, were $309,142 and $316,500, respectively

        All of the services provided to Ampal by our principal accounting firm described above under the captions “Audit Fees”, “Tax Fees” and “All Other Fees” were approved by Ampal’s Audit Committee. The Audit Committee has determined that the rendering of professional services described above by Kesselman is compatible with maintaining the auditor’s independence.

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

(a) The following documents are filed as a part of this report:

(2) Financial Statement Schedules

(i) Schedule of Representative Rates of Exchange between the U.S. dollar and New Israeli Shekel for three years ended December 31, 2007:

Representative Rates of Exchange
Between the U.S. dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2007

The following table shows the amount of New Israeli Shekels equivalent to one U.S. dollar on the dates indicated (or the nearest date thereto, if the exchange rate was not publicized on that date):

	2007	2006	2005

March 31	4.155	4.665	4.361
June 30	4.249	4.440	4.574
September 30	4.013	4.302	4.598
December 31	3.846	4.225	4.603

(ii) Consolidated financial statements filed pursuant to Rule 3-09 of Regulation S-X:

Bay Heart Ltd.
Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

Coral World International Ltd.
Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

Ophir Holdings Ltd.
Report of Certified Public Accountants
Consolidated Balance Sheets as at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004
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
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

Bay Heart Ltd.
Carmel Container Systems Ltd.
C.D Packaging System Ltd.
Eurochem Maritime B.V.
Chem Tankers Management B.V.
Hod Hasharon Sport Center Ltd.
Hod Hasharon Sport Center (1992) Limited Partnership

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2a.	Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Includes as Exhibit A the form of Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and as Exhibit B the form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd.) (Filed as Exhibit 2 to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

2b.	Amendment, dated January 22, 1998, to (i) Purchase and Sale Agreement, dated January 5, 1998, between Ampal Communications, Inc. and Motorola Communications Israel Ltd., (ii) Partnership Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. and (iii) form of Shareholders’ Agreement between Ampal Communications, Inc. and Motorola Communications Israel Ltd. (Filed as Exhibit 2a to a Current Report on Form 8-K, dated February 5, 1998, and incorporated herein by reference, File No. 0-538.)

Exhibit 3 – Articles of Incorporation and By-Laws

3a.	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference, File No. 0-5380).

3b.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 19, 2006, and incorporated herein by reference).

3c.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 19, 2006, and incorporated herein by reference).

3d.	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

3e.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal’s Form 10-K filed on March 27, 2002).

Exhibit 4 – Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).

4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

4c.	English translation of the original Hebrew language Trust Deed dated November 20, 2006 between Ampal-American Israel Corporation and Hermetic Trust (1975) Ltd. for debt offering. (Filed as Exhibit 4c to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538)

Exhibit 10 – Material Contracts

10a.	Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

10b.	Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).

10c.	Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. (Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10e.	Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (Filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).

10f.	The Company’s 1998 Long-Term Incentive Plan (Filed as Exhibit A to the Company’s Proxy Statement for the 1998 Annual Meeting of Shareholders).*

10g.	The Company’s 2000 Incentive Plan (Filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders).*

10h.	Amendment to the Company’s 1998 Long Term Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10h to the report on Form 10K. Filed on March 27, 2003).

10i.	Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002.* (Filed as Exhibit 10i to the report on Form 10K. Filed on March 27, 2003).

10j.	Compensation and Indemnification Agreement, dated as of December 13, 2004, between Ampal-American Israel Corporation and each of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag. (Filed as Exhibit 10j to the report on Form 10K. Filed on March 15, 2005).

10k.	Stock Option Cancellation Agreement, dated as of November 30, 2004, between Ampal-American Israel Corporation and Dafna Sharir. (Filed as Exhibit 10k to the report on Form 10K. Filed on March 15, 2005).

10l.	Omnibus Agreement, dated as of December 1, 2005, between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. (Filed as Exhibit 10l to the report on Form 10K filed on March 29, 2006).

10m.	Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israeli Ltd., Ampal Communications Limited Partnership and MIRS Communications Ltd. (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 3, 2005, and incorporated herein by reference).

10n.	Form of Option Agreement pursuant to the 2000 Incentive Plan (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 11, 2005, and incorporated herein by reference).

10o.	Form of Option Agreement for December 12, 2006 grants pursuant to the 2000 Incentive Plan. (Filed as Exhibit 10o to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538)

10p.	Stock Purchase Agreement between Merhav Ampal Energy Ltd.and Merhav M.N.F. Ltd., dated August 1, 2006 (Filed as Exhibit 10 of Form 8-K, filed with the SEC on August 3, 2006, an incorporated herein by reference).

10q.	Stock Purchase Agreement between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd., dated November 28, 2006 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10r.	Agreement of Certain Shareholders between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. dated August 1, 2006. (Filed as Exhibit 10r to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538)

10s.	Form of Convertible Promissory Note between Ampal-American Israel Corporation and Merhav M.N.F. Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10t.	Form of Securities Purchase Agreement, dated as of November 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.1 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10u.	Form of Warrant Agreement, dated as of December 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.2 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10v.	Form of Registration Rights Agreement, dated as of December 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.3 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10w.	Share Sale and Purchase Agreements dated May 22, 2006, between Ampal-American Israel Corporation and Red Sea Underwater Observatory Ltd. for the sale of Coral World International Ltd. shares and Ted Sea Marinland Holdings 1973 Ltd. (Filed as Exhibit 10w to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538)

10x.	English translation of the original Hebrew language Form of Employment Agreement for each of Yosef A. Maiman, Jack Bigio, Irit Eluz, Yoram Firon and Amit Mantsur.* (Filed as Exhibit 10x to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538)

10y.	English translation of the original Hebrew language Employment Agreement for Giora Bar-Nir.*(Filed as Exhibit 10y to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538)

10z.	English translation of the original Hebrew language Employment Agreement for Ofer Gilboa (incorporated by reference to Exhibit 10x. of Ampal’s Form 10-K filed on April 2, 2007).*

10aa.	Understanding for the Repayment of a Foreign Currency Loan between Bank Hapoalim BM and Ampal (Israel) Ltd. Dated April 26, 2007 (Filed as Exhibit 10.1 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10bb.	Letter of Understanding between Bank Hapoalim BM and Ampal Israel (Ltd), dated April 26 2007 (Filed as Exhibit 10.2 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10cc.	Letter of Understanding between Bank Hapoalim BM and Ampal American Israel Corporation, dated April 26 2007 (Filed as Exhibit 10.3 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10dd.	Agreement among Ampal Industries Inc., Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007 (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 8, 2007, and incorporated herein by reference).

10ee.	Agreement between Merhav Ampal Energy Ltd. and Netherlands Industrial Chemical Enterprises B.V., dated November 20, 2007, to purchase a 65.5% controlling interest in Gadot Chemical Tankers and Terminals Ltd.

10ff.	Credit Facility between Merhav Ampal Energy Ltd. and Israel Discount Bank Ltd., dated November 29, 2007, for the funding of the Gadot transaction.

10gg.	Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2007, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia.

10hh.	Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal.

10ii.	Pledge Agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal.

* Management contract, compensatory plan or arrangement.

Exhibit 11 – Statement re Computation of Earnings Per Share

Exhibit 12 – Statement re Computation of Ratios

Exhibit 21 – Subsidiaries of the Registrant

Exhibit 23 – Consents of Experts and Counsel:

23.1	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.1

23.2	Brightman Almagor & Co., Certified Public Accountants A member firm of Deloitte Touche Tohmatsu	E-23.2

23.3	Kost Forer Gabbay & Kasierer Member of Ernst & Young Global	E-23.3

23.4	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.4

23.5	Mazars Paardekooper Hoffman Accountants N.V	E-23.5

23.6	Fahn, Kanne & Co. Certified Public Accountants (Isr.)	E-23.6

23.7	Mazars Paardekooper Hoffman Accountants N.V	E-23.7

23.8	KPMG Somekh Chaikin, Certified Public Accountants	E-23.8

23.9	KPMG Somekh Chaikin, Certified Public Accountants	E-23.9

23.10	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.10

23.11	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.11

Exhibit 31.1 – Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Yosef A. Maiman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

AMPAL-AMERICAN ISRAEL CORPORATION By: /s/ YOSEF A. MAIMAN —————————————— Yosef A. Maiman, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN —————————————— Yosef A. Maiman	Chairman of the Board of Directors, President & CEO	March 17, 2008

/s/ LEO MALAMUD —————————————— Leo Malamud	Director	March 17, 2008

/s/ DR. JOSEPH YERUSHALMI —————————————— Dr. Joseph Yerushalmi	Director	March 17, 2008

/s/ DR. NIMROD NOVIK —————————————— Dr. Nimrod Novik	Director	March 17, 2008

/s/ JACK BIGIO —————————————— Jack Bigio	Director	March 17, 2008

/s/ YEHUDA KARNI —————————————— Yehuda Karni	Director	March 17, 2008

/s/ EITAN HABER —————————————— Eitan Haber	Director	March 17, 2008

/s/ MENAHEM MORAG —————————————— Menahem Morag	Director	March 17, 2008

/s/ IRIT ELUZ —————————————— Irit Eluz	CFO, Senior Vice President - Finance and Treasurer (Principal Financial Officer)	March 17, 2008

/s/ GIORA BAR - NIR —————————————— Giora Bar-Nir	VP Accounting & Controller (Principal Accounting Officer)	March 17, 2008

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in shareholders’ equity present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9(A) of the 2007 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audit which was an integrated audit in 2007. We did not audit the financial statements of certain affiliated companies, the which statements reflect total assets of $7,417 thousands and $1,262 thousands as of December 31, 2007 and 2006, respectively, and total share in equity income (loss) of ($1,581), $1,620 and $88 for each of the three years in the period ended December 31, 2007. The financial statements of those affiliated companies were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed the manner in which it accounts for income tax uncertainties and in 2006 the Company changed the manner in which it accounts for stock-based compensation and defined benefit pension and other postretirement plans.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Gadot Chemical Tankers and Terminals Ltd. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination on December 3, 2007.

/s/ Kesselman & Kesselman Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel
March 17, 2008

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2007	December 31, 2006
	(U.S. Dollars in thousands)

Current assets:
Cash and cash equivalents	$44,267	$36,733
Marketable securities (Note 2)	22,459	380
Account receivable	106,665	-
Deposits, notes and loans receivable	13,737	3,402
Inventories	28,928	-
Other assets	23,164	4,047

Total current assets	239,220	44,562

Non-current assets:
Investments (Notes 2, 3 and 16):	371,791	265,236
Fixed assets, less accumulated depreciation of $3,697 and $17,055 (Note 6)	73,007	71,881
Deposits, notes and loans receivable	3,738	6,805
Deferred tax	11,637	10,398
Other assets	15,557	2,801

Goodwill (Note 5)	50,406	-
Intangible assets (Note 4)	9,433	-

Total Non-current assets	535,569	357,121

TOTAL ASSETS	$774,789	$401,683

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders' Equity As At
	December 31, 2007	December 31, 2006
	(U.S. Dollars in thousands except amounts per share data)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities (Note 7)	$136,612	$26,373
Convertible note to related party (Note 11)	--	20,000
Accounts payable, accrued expenses and others (Note 9)	73,769	6,850
Deposits from tenants	-	1,166

Total current liabilities	210,381	54,389

Long term liabilities:
Notes and loans payable (Note 7)	187,405	18,618
Debentures (Note 8)	79,350	59,172
Deposits from tenants	--	53,813
Deferred tax	3,275	974
Other long term liabilities (Note 9)	12,760	3,140

Total long term liabilities	282,790	135,717

Commitments and Contingencies (note 19)
Total liabilities	493,171	190,106

Minority interests, net (Note 10)	23,206	2,764

SHAREHOLDERS' EQUITY (Note 11)

Class A Stock $1 par value; authorized 100,000,000 and 60,000,000 shares; issued
63,277,321 and 46,328,429 shares; outstanding 57,702,532 and 40,753,640 shares	63,277	46,328

Receipt on account of unallocated shares	-	40,000

Additional paid-in capital	189,899	126,945

Warrants		308

Retained earnings	47,931	40,165

Accumulated other comprehensive loss	(14,821)	(17,059)

Treasury stock, at cost	(27,874)	(27,874)

Total shareholders' equity	258,412	208,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$774,789	$401,683

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands, except per share data)

REVENUES:
Chemical income	$28,546	$-	$-
Real estate income	-	237	233
Equity in earnings (losses) of affiliates (Note 16)	(1,523)	1,610	6,666
Realized gains on investments (Note 3)	552	5,386	-
Realized and unrealized gains on marketable securities	173	1,126	3,203
Gain on sale of fixed assets (Note 3)	3,376	2,186	-
Interest income	3,954	1,479	1,567
Leisure-time income	2,530	2,167	2,208
Other income	189	353	7,642

Total revenues	37,797	14,544	21,519

EXPENSES:
Chemical expense	26,220	-	-
Real estate expenses	-	272	311
Realized losses on investments (Note 3)	-	1,016	2,735
Loss from impairment of investments & real estate (Note 3)	575	-	13,984
Interest expense	10,122	4,328	4,421
Translation (gain) loss	3,086	(1,256)	2,603
Marketing expense	719	--	--
Other (mainly general and administrative)	14,697	13,548	10,957

Total expenses	55,424	17,908	35,011

Loss before income taxes	(17,627)	(3,364)	(13,492)
Provision for income taxes (tax benefits) (Note 14)	(5,625)	2,585	(2,909)

Loss after income taxes (tax benefits)	(12,002)	(5,949)	(10,583)
Minority interests in profits of subsidiaries, net	(1,576)	(78)	4,667

Loss from continuing operations	(13,578)	(6,027)	(5,916)

Discontinued operation:
Gain disposal, net of tax	21,761
Loss from operation of discontinued, net of tax	(417)	(1,060)	(42)

	21,344	(1,060)	(42)

Net income (loss) for the year	$7,766	$(7,087)	$(5,958)

Basic and diluted EPS (Note 13):
Loss from continuing operations	(0.26)	(0.35)	(0.31)
Discontinued operations	0.42	(0.05)	-

	$0.16	$(0.40)	$(0.31)

Shares used in calculation (in thousands)	51,362	24,109	19,967

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$7,766	$(7,087)	$(5,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Equity in losses (earnings) of affiliates	1,523	(1,610)	(6,666)
Realized and unrealized gains on investments, net	(725)	(5,496)	(468)
Gain on disposal of discontinued operations, net of tax	(21,761)
Gain on sale of fixed assets	(3,376)	(2,186)	--
Depreciation expense	1,367	1,967	1,978
Income from amortization of tenants deposits	(677)	(1,747)	(1,876)
Impairment of investments	575	--	13,984
Non cash stock based compensation	782	720	--
Interest on convertible note to related party	815	--	--
Minority interests in profits of subsidiaries, net	1,427	(339)	(4,467)
Translation (gain) loss	2,967	(303)	2,220
Decrease (increase) in other assets	(17,387)	4,196	13,425
Increase (decrease) in accounts payable, accrued expenses and other	8,535	1,817	6,968
Investments made in trading securities	(23,803)	(49,994)	(12,868)
Proceeds from sale of trading securities	18,021	89,622	32,595
Dividends received from affiliates	185	217	4,335

Net cash (used in) provided by operating activities	(23,766)	29,777	43,202

Cash flows from investing activities:
Deposits, notes and loans receivable collected	3,643	--	2,872
Deposits, notes and loans receivable granted	(10,000)	(10,001)	(1,024)
Capital improvements	(1,178)	(1,430)	(9,884)
Investments made in Gadot, net of cash(1)	(78,153)
Investments made in EMG, affiliates and others	(105,099)	(123,031)	(30,621)
Proceeds from disposal of investments:
Affiliate and others	5,643	23,377	75,356
Proceeds from sale of Am-Hal(2),net	27,715	--	--
Proceeds from sale of fixed assets	7,694	3,800	--

Net cash (used in) provided by investing activities	(149,735)	(107,285)	36,699

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands)

Cash flows from financing activities:
Proceeds from notes and loans payable issued	$103,131	$6,015	$8,869
Proceeds from long term loan from partnership minority	95,429	166	2,050
Notes and loans payable repaid	(37,000)	(11,210)	(78,875)
Proceeds from exercise of stock options and warrants	17,997	550	251
Debentures repaid	--	--	(2,023)
Proceeds from issuance of shares, net	--	36,668	--
Proceeds from issuance of debentures	--	57,978	--
Deferred expense relating to issuance of debentures	--	(1,607)	--
Contribution (distribution) to partnership by minority interests	130	--	(3,567)
Dividends paid on preferred stock	--	(2,332)	(191)

Net cash provided by (used) in financing activities	179,687	86,228	(73,486)

Effect of exchange rate changes on cash and cash equivalents	1,348	3,699	281

Net increase in cash and cash equivalents	7,534	12,419	6,696
Cash and cash equivalents at beginning of year	36,733	24,314	17,618

Cash and cash equivalents at end of year	$44,267	$36,733	$24,314

Supplemental Disclosure of Cash Flow Information Cash paid during the year:
Interest	9,468	2,969	2,535

Income taxes paid	$68	$66	$68

Supplemental Disclosure of Non-Cash investing and financing activity:

Consideration for sale of an investment recorded as other assets	300	418	--

Consideration for sale of fixed assets recorded as other assets		800	--

Capital improvement recorded as account payable		868	--

Investment made in consideration for sale of shares capital		88,965	--

Investment made in investee by issuance of promissory note payable		20,000	--

Marketable securities received as consideration for sale of an investment	--	--	3,316

Dividend in kind from an affiliate	--	--	7,088

Dividend from an equity investment recorded as payable accounts in previous period		5,060	--

Conversion of promissory note to class A stock	20,815

Issuance of shares for cash receipt on previous year	40,000

Conversion of preferred stock to class A stock		2,111	--

(1) Assets and liabilities purchased in Gadot - see Note 3

7

(2) Assets and liabilities disposed of in the sale of Am-Hal discontinued operation:
Current assets (net of cash and cash equivalents)	2,976
Fixed assets	69,781
Deferred tax	7,651
Debt	(15,295)
Deposits from tenants	(53,711)
Current liabilities	(2,974)
Minority interest	(2,526)
Difference from translation	52
Gain on disposal of Am-Hal	21,761

Proceeds from sale of Am-Hal	27,715

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

	Class A stock
	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING 2007:
Net income						7,766			7,766
Adjustment upon adoption of
FIN 48						(2,000)			(2,000)
Change in deferred tax
asset relating to adoption
of FIN 48						2,000			2,000

						-			-
Unrealized gain from
marketable securities							(43)		(43)
Foreign currency
translation adjustments							710		710
Release of foreign currency
translation adjustment
relating to disposal of
subsidiary and affiliates							1,571		1,571

Total comprehensive income									10,004
Shares issued for
investment made	8,603	8,603	(40,000)	31,397					-
Shares issued upon
conversion of convertible
note	4,476	4,476		16,339					20,815
Compensation expense
recognized under SFAS 123R				783					783
Issuance of shares for
exercise of Warrants	3,870	3,870	-	14,435	(308)				17,997

BALANCE AT DECEMBER 31, 2007	63,277	63,277	-	189,899	-	47,931	(14,821)	(27,874)	258,412

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

	Class A stock		4 % Preferred stock		6.5% Preferred stock
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total sharehold equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	--	58,252	--	51,223	(19,518)	(30,693)	88,869
CHANGES DURING 2006:
Net loss										(7,087)			(7,087)
Other comprehensive
income (loss):
Foreign currency
translation
adjustments											2,676		2,676
Unrealized gain on
marketable securities											109		109
Sale of available
for sale securities											(326)		(326)

Total comprehensive
loss													(4,628)
Conversion of
110,848 4% preferred
stock and 518,887
6.5% preferred stock
into Class A stock	2,111	2,111	(111)	(554)	(519)	(2,594)		1,037					--
Elimination of
treasury stock			(3)	(17)	(122)	(613)				(1,307)		1,937	--
Shares issued for
investment made	10,248	10,248					40,000	38,717					88,965
Shares issued and
warrants in a
private placement	8,142	8,142						28,219	308				36,669
Compensation expense
recognized under
SFAS 123R								720					720
Reissuance of
176,250 treasury
stock for exercise
of stock options										(332)		882	550
Dividend
- 4% Preferred stock										(285)			(285)
- 6.5 Preferred stock										(2,047)			(2,047)

BALANCE AT DECEMBER
31, 2006	46,328	46,328	-	-	-	-	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813

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

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a)	General

(1)	Ampal-American Israel Corporation is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see “Note 17".

(3)	The consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America.

(4)	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Consolidation

        The consolidated financial statements include the accounts of Ampal and its controlled and majority owned entities. Inter-company transactions and balances are eliminated in consolidation.

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

        At December 31, 2007, the Company had open foreign exchange forward contracts to purchase U.S. Dollars and sell Euros in the amount of $9 million.

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

(ii)	Cost Basis Investments

        Equity investments of less than 20% in non-publicly traded companies are carried at cost subject to impairment.

(iii)	Investments in Marketable Securities

        Marketable equity securities, other than equity securities accounted for by the equity method, are reported based upon quoted market prices of the securities. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of operations. Unrealized gains and losses net of taxes from those securities that are classified as available-for-sale, are reported as a separate component of shareholders’ equity and are included in accumulated other comprehensive income (loss) until realized. Decreases in value determined to be other than temporary on available-for-sale securities are included in the statements of income (loss).

(f)	Business combinations

        Business combinations have been accounted for using the purchase method of accounting. Under the purchase method of accounting the results of operations of the acquired business are included from the date of acquisition. The costs of acquiring companies, including transactions costs, have been allocated to the underlying net assets of each acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the identifiable net assets acquired has been recorded as goodwill.

(g)	Inventories

        Inventories – mainly chemicals and other materials intended for sale, are valued at the lower of cost or market. Cost is determined based on the moving average basis.

(h)	Risk Factors and Concentrations

        Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, bank deposits, marketable securities and notes and loans receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company’s management believes that the credit risk in respect of these balances is not material.

        The company performs ongoing credit evaluations of its receivables allowance for doubtful accounts.

(i)	Long – Lived Assets

        The assets are recorded at cost, depreciating these costs over the expected useful life of the related assets.

        Fixed assets of subsidiaries which existed at the time of the subsidiary’s acquisition by the company, are included at their fair value as that date.

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

(j)	Discontinued operations

        Under SFAS 144, when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations. That is, provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the Company’s consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component. In 2007 the Company sold its interest in Am-Hal, a wholly owned subsidiary, and classified Am-Hal as discontinued operations.

(k)	Fixed assets

        (i) These assets are stated at cost. Fixed assets of subsidiaries, which existed at the time of the subsidiary’s acquisition by the Company, are included at their fair value as of that date.

        (ii) Depreciation is computed by the straight-line method, on the basis of the estimated useful life of the assets.

        Annual rates of depreciation are as follows:

%

Ships	7-9
Trailers	33.3
Land	--
Real estate	6 1/2
Storage tankers	3 1/3
Vehicles	33.3
Equipment	6-33
Rental improvement	*

* As per the rental years remaining.

        Leasehold improvements are amortized by the straight-line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

        (iii) Ships are depreciated over their estimated economic lives. For the purpose of computing the depreciation, an estimation of the salvage value was deducted from the depreciable base of the ships.

        (iv) Vehicles leased by the companies under capital leases are presented as the companies’ assets and are recorded, at the inception of the lease, at the lower of the asset’s fair value or the present value of the minimum lease payments (not including the financial component).

(l)	Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized but is subject to impairment tests annually on December 31 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with SFAS 144, the Company assesses intangible assets subject to amortization, when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Impairments of intangible assets are recognized when the carrying value of the assets are less than the expected cash flows of the assets on an undiscounted basis. All amortizable assets are amortized over their estimated useful lives.

(m)	Income Taxes

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

        The Company does not record deferred income taxes on undistributed earnings of foreign subsidiaries adjusted for translation effect since such earnings are currently expected to be permanently reinvested outside the United States. As of December 31, 2007 and 2006 there were no undistributed earnings of foreign subsidiaries.

        Income taxes are provided on equity in earnings of affiliates, gains on issuance of shares by affiliates and unrealized gains on investments. Ampal’s foreign subsidiaries file separate tax returns and provide for taxes accordingly.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood greater than 50 percent), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

(n)	Revenue Recognition

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

        Chemical income is measured at the fair value of the consideration received or the consideration that the Company is entitled to receive, taking into account trade discounts and/or bulk discounts granted by the Company.

        Revenue from sale of goods is recognized when all the following conditions have been satisfied: (a) the significant risks and rewards of ownership of the goods have been transferred to the buyer; (b) the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (c) the amount of revenue can be measured reliably; (d) it is probable that the economic benefits associated with the transaction will flow to the Company and (e) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

        The Company recognized revenues arising from the provision of marine transport services proportionally over the period of the marine transport services. As to voyages uncompleted in which a loss is expected, a full provision is made in the amount of the expected loss.

        Revenue from the provision of services is recognized by reference to the stage of completion of the transaction at the balance sheet date, and only when the stage of completion of the transaction at the balance sheet date can be measured reliably.

        Revenues from chemical brokerage commissions are recognized when the right to receive them is created.

(o)	Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid investments that have original maturity dates of three months or less and that are readily convertible into cash.

        Cash equal to $12.0 million has been placed as a compensating balance for various loans provided to the Company.

(p)	Earning (loss) per share (EPS)

        Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”) and with EITF 03-06 “participating securities and the two-class method under FAS 128". In 2007, 2006 and 2005, all outstanding stock options for 2006 and 2005 and also the preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock was not taken into account in the computation of the basic EPS in 2006 and 2005, since its shareholders do not have contractual obligation to share in the losses of the Company.

(q)	Comprehensive Income

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

(r)	Employee Stock Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R, using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in the pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

        The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company recognizes no income tax benefit on its stock compensation expense and will not be able to utilize them to offset future income taxes.

        Prior to January 1, 2006, the Company accounted for the stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options since the exercise price was equal to the market price of the underlying stock at the date of grant. If compensation cost for the options under the plans in effect been determined in accordance with SFAS No. 123, the Company’s net income (loss) and EPS for the year 2005 would have been reduced as follows:

Year ended December 31, 2005 (In thousands, except per share data)

Net loss from continuing operations, as reported	$(5,916)

Less - stock based compensation expense determined under fair value method	(874)

Pro forma, net loss from continuing operations	(6,790)

Basic and diluted EPS:
As reported (1)(2)	$(0.31)
Pro forma (1)(2)	$(0.35)

(1) After deduction of accrued Preferred Stock Dividend of $191 thousands.

(2) The effect of the conversion of the 4% and 6.5% Preferred Stock was excluded from the basic and diluted EPS calculation due to its anti-dilutive effect.

(s)	Treasury stock

        These shares are presented as a reduction of shareholders’ equity at their cost to the Company. The Company does not have a policy to repurchase its shares.

(t)	Newly Issued and Recently Adopted Accounting Pronouncements

SFAS No. 157 – Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.

FAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to Ampal, this statement will be effective as of the year beginning January 1, 2008. Ampal is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

SFAS No. 141R – Business Combinations

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in process of evaluating the impact, if any, the adoption of SFAS 141R will have on the Company’s consolidated results of operations or financial position.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 will be effective for the Company commencing January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 160 will have on the Company’s consolidated results of operations or financial position.

SAB No. 110

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), relating to the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 allows, under certain circumstances, to continue to accept the use of the simplified method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

(u)	Reclassifications

        Certain comparative figures have been reclassified to conform to the current year presentation.

Note 2 – Investments

a.	Non-current investments

        The balance of investments as of December 31, 2007 and 2006, are composed of the following items:

	As of December 31,
	2007	2006
	(U.S. Dollars in thousands)

EMG	$361,323	$259,860

Investment in Affiliates	9,339	3,855

Other Investments	1,129	1,521

	$371,791	$265,236

b.	Marketable securities

        The Company’s investments in Marketable securities are mainly in government debentures and the Company classifies such investments as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of Trading securities at December 31, 2007 and 2006 are as follows:

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2007	$141	$34	$(2)	$173
Debentures	2007	$6,095	$261	$(7)	$6,349

		6,236	295	(9)	6,522

Trading stocks	2006	$245	$135	$-	$380
Debentures	2006	$-	$-	$-	$-

(b)	Available-For-Sale Securities

		Cost	Unrealized gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2007	$2,199	$--	$(17)	$2,182

Debentures	2007	$13,804	$--	$(49)	$13,755

		16,003	--	(66)	15,937

In 2006 there were no available-for-sale securities.

Note 3 – Acquisitions, Dispositions and Impairments

a)	In 2007, the Company made the following investments:

1.	On December 3, 2007, Ampal completed its acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”). The total consideration including direct transaction expenses was $91.2 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $60.7 million.

Gadot and its group of companies is an Israeli chemical distribution organization. Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to the local industry.

The acquisition was accounted for by the purchase method. The results of operations of Gadot were included in the consolidated financial statements of Ampal commencing November 30, 2007. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed, based on an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers. The following table summarizes the final fair values of the assets acquired and liabilities assumed, with reference to Gadot balance sheet data as of November 30, 2007:

U.S. dollars in millions

Current assets	$166,365
Investments and other non-current assets	31,145
Fixed assets	74,430
Identifiable intangible assets	9,503
Goodwill	50,406

Total assets acquired	331,849

Current liabilities	(94,703)
Long-term liabilities, including deferred taxes	(124,523)
Minority interest	(21,422)

Total liabilities assumed	(240,648)

Net assets acquired	$91,201

Under the purchase method of accounting, the total consideration of $91.2 million allocated to Gadot’s identifiable tangible and intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the transaction.

Below are the unaudited pro forma combined statements of operations data for the years ended December 31, 2007 and 2006 as if the acquisition of Gadot had occurred on January 1, 2007 and 2006, respectively, after giving effect to: (a) purchase accounting adjustments, including amortization of identifiable intangible assets; and (b) estimated additional interest expense due to the loan granted to Ampal in connection with the acquisition. This pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2007 and 2006, respectively, nor is it necessarily indicative of future results.

	2007	2006
	U.S. dollars in thousands except earning per share (unaudited)

Total revenues	$409,106	$241,750
Income (loss) from continuing operations	(3,224)	1,222

Basic and diluted Earning per share:
Loss income from continuing operations	(0.06)	(0.05)

2.	During 2007, the Company made an additional investment in EMG as follows:

On June 4, 2007, EMG called for additional capital from its shareholders. As a result, Ampal paid an additional $5.8 million in order to maintain its pro rata beneficial interest in EMG.

On November 29, 2007, Ampal and IIF, leading a group of institutional Investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F. Ltd. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav M.N.F. Ltd., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav M.N.F. Ltd., which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav M.N.F. Ltd. transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav M.N.F. Ltd.‘s operations, Merhav M.N.F. Ltd.would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal or by IIF. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav M.N.F. Ltd.

3.	Wind Energy Joint Venture

On November 25, 2007, Merhav Ampal Energy Ltd. (“MAE”) signed a joint venture agreement with Clal Electronics Industries Ltd. (“Clal”), an Israel-based holding company, for the formation of a joint venture that will focus on the new development and acquisition of controlling interests in wind energy projects outside of Israel. The joint venture, owned equally by Clal and the Company through MAE, will seek to either develop or acquire wind energy opportunities with a goal of establishing at least 150MW of installed capacity within the next 3.5 years.The joint venture’s initial project is the development of a wind farm in Greece. The Company has approved a $25 million budget for these projects

4.	Option Agreement for Sugarcane Ethanol Project in Colombia

On December 25, 2007, Ampal entered into an Option Agreement (the “Option Agreement”) with Merhav M.N.F. Ltd. providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project (the “Project”) in Colombia being developed by Merhav M.N.F. Ltd. The option expires on the earlier of December 25, 2008 or the date on which both (i) Merhav M.N.F. Ltd. has obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Agreement provides that the purchase price for any interest in the Project purchased by Ampal pursuant to the Option Agreement will be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

Ampal has loaned Merhav M.N.F. Ltd. $10 million to fund the purchase of the 11,000 hectares of property in Colombia required for growing sugarcane and the construction of an ethanol production facility for the Project, pursuant to a Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (the “Promissory Note”). Ampal has agreed to advance up to an additional $10 million to fund the Project pursuant to the Promissory Note. The loan bears interest at an annual rate equal to LIBOR plus 2.25%, and will be convertible into all or a portion of the equity interest purchased pursuant to the option.

As security for the loan, Merhav M.N.F. Ltd. has pledged to Ampal, pursuant to a pledge agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal, all of the shares of Ampal’s Class A Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav M.N.F. Ltd. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

5.	Additional investment of $0.1 million in FIMI Opportunity Fund, L.P. (“FIMI”).

6.	A loan to Bay Heart of $3.6 million, for a shopping mall in Haifa, Israel.

b)	In 2007, Ampal made the following dispositions:

1.	On May 21, 2007, the Company closed the sale of its equity method holdings in Carmel, a packaging manufacturer affiliate based in Israel. Pursuant to this transaction, Ampal and its subsidiaries sold to Carmel an aggregate of 522,350 ordinary shares of Carmel for an aggregate sales price of approximately $4.6 million. The Company recorded no gain since impairment was recorded in the first quarter of 2007.

2.	During 2007, the Company received proceeds in the total amount of $0.8 million from the sales of certain investments by FIMI.

3.	On August 5, 2007, the Company completed the sale of its holdings in Am-Hal Ltd. for an aggregate consideration of $29.3 million and recorded a gain of approximately $29.4 million (approximately $21.7 million, net of taxes). The gain and Am-Hal’s results of operations until June 30, 2007, were recorded as discontinued operations for all periods presented.

4.	On December 2007 Chem-Tankers C.V. sold a ship for $6.9 million (capital gain of $3.4 million).

c)	In 2006, the Company made the following investments:

1.	During 2006, the Company made an additional investments of $229.9 million in EMG as follows:

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

On December 21, 2006, the Company acquired the beneficial ownership of an additional 5.9% of the outstanding shares of EMG’s capital stock pursuant to an option granted by Merhav in August 2006. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, Merhav would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 5.9% investment in EMG was transferred to Ampal at carrying value, which also equals fair value.

The purchase price for the shares was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, will be paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007 or upon demand by Merhav. On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company. As a result of this transaction, Ampal beneficially owns 16.8% of the total outstanding shares of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%). The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.” The investment in EMG is included in the energy segment.

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

2.	Additional investment of $0.4 million in FIMI.

3.	A loan to Bay Heart of $1.7 million, for a shopping mall in Haifa, Israel

d)	In 2006, Ampal made the following dispositions (none of which were discontinued operations):

1.	In June and December 2006, the Company received proceeds in the total amount of $0.6 million from the sales of certain investments by FIMI.

2.	On June 13, 2006, the Company sold its holdings in Coral World International for $21.0 million and recorded a gain of $4.2 million. The gain is included in the leisure-time segment.

3.	In March 2006, the Company received an additional proceeds from the sale of Modem Art Ltd. in the amount of $0.6 million.

4.	In April 2006, the Company received additional proceeds in the amount of $0.4 million from the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP.

5.	On May 8, 2006, the Company sold its holdings in Ophir Holdings Ltd. for $1.1 million and recorded a loss of $1.0 million.

6.	In September 2006, the Company sold the building in Tel-Aviv containing its headquarters for a proceeds of $4.6 million and recorded a gain of $2.2 million. The new owner has agreed to lease to the Company the office space containing the Company’s headquarters for a period of up to 2 years commencing on November 28, 2006. The annual rent for this lease is $162,000. The gain from the sale is included in the real-estate segment.

e)	In 2005, the Company made the following investments:

1.	On December 1, 2005, the Company acquired a 2% interest in EMG from Merhav. EMG is an Egyptian joint stock company organized in accordance with the Egyptian Special Free Zones system which has been given the right to export natural gas from Egypt to Israel and other locations in the East Mediterranean basin and other countries. Egyptian natural gas shall reach the Israeli market via an underwater pipeline owned by EMG. Under the terms of the transaction, the Company acquired a 2% beneficial ownership in EMG for a purchase price of $29,960,000. Additionally, the Company was granted the exclusive right to negotiate to acquire a substantial portion of Merhav’s remaining shares of EMG. The Company also has the right for a period of time to require Merhav to repurchase the EMG interest.

Yosef A. Maiman, the chairman of the Company’s Board of Directors, is the sole owner of Merhav. The transaction was approved by a special committee of the Board of Directors composed of the Company’s independent directors. Houlihan Lokey Howard & Zukin Financial Advisors, Inc. acted as financial advisors to the special committee.

2.	Additional investment of $0.7 million in FIMI.

3.	A loan to Bay Heart Ltd. of $0.9 million.

f)	In 2005, the Company made the following dispositions:

1.	During the third and fourth quarter of 2005, one of the holdings of Ampal’s investee companies, TP, received proceeds at the amount of $1.1 million from selling all its assets in Grapes Communications N.V./S.A. and its holdings in PSINet Europe B.V.

2.	On October 3, 2005, the Company, through Ampal Communications L.P., completed the sale to Motorola Israel Ltd. of all of its 25% holdings of MIRS pursuant to the Agreement. In connection with the sale of its holdings of MIRS, Ampal Communications L.P. received approximately US $89 million of total proceeds, composed of US $67.7 million for the purchase price and an additional US $21.3 million related to guaranteed dividend payments. During the third quarter of 2005, the Company recorded a $13.3 million loss from impairment relating to this investment.

3.	On September 7, 2005, a third-party Israeli based venture fund and certain of its affiliated companies invested $2.65 million in the Company’s high-tech and communications portfolio. Ampal received $2.5 million in connection with this transaction. The Company treated this investment as a disposition for accounting purposes and recorded a loss of $7.3 million ($4.6 million after taxes).

4.	On August 15, 2005, the Company sold its holdings in Epsilon Investment House Ltd. and Renaissance Investment Company Ltd. for $2.0 million and recorded a $1.4 million gain.

5.	On July 11, 2005, the Company sold its holdings in Xpert Ltd. for $0.8 million and recorded a loss of $0.2 million.

6.	On March 8, 2005, the Company sold its holdings in Modem Art Ltd. for $4.4 million and recorded a gain of $3.3 million.

g)	In 2005, the Company recorded loss from impairment of investments and loans of $14.0 million as follows:

1.	MIRS Communications Ltd. ($13.3 million)

2.	Shiron Ltd. ($0.6 million)

3.	Other loans ($0.1 million)

Note 4 – Intangible assets

The balance of intangible assets as of December 31, 2007, is comprised as follows:

	Period of amortization	U.S. dollars in thousands

Option to purchase ship	At time of exercise	$1,662
Ships leasing	4	3,325
Supplier relation	9	3,405
Customer relation	4-9	1,041

Identifiable intangible assets		9,433

The annual estimated amortization expense relating to Ampal’s amortizable intangible assets existing as of December 31, 2007, for each of the five years in the period ending December 31, 2012, is approximately $1.3 million.

Note 5 – Goodwill

As part of the purchase of Gadot on the December 3, 2007, the Company recorded the goodwill and as such it is part of the chemical segment.

Note 6 – Fixed assets

The balance of fixed assets as of December 31, 2007 and 2006 is comprised as follows:

	As of December 31,
	2007	2006
	(U.S. Dollars in thousands)

Cost:

Ship	$23,821	$--
Trailers	7,539
Land	2,180	17,677
Real estate	21,785	64,268
Tankers	17,054	--
Motor vehicles	1,713
Equipment	1,693	6,792
Leashold improvement	919	199

	76,704	88,936

Accumulated depreciation	3,697	17,055

Fixed assets, net	$73,007	$71,881

During 2007 the company added $70,456 thousands of net assets from the purchase of Gadot and disposed of $69,319 thousands of net assets from the sale of Am-Hal.

Depreciation expenses amounted to approximately $417, $208 and $235 (in thousands) for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7 – Notes and Loans Payable

        Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F. Ltd. and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2008-2019.

        The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim Union Bank Of Israel (“UBI”) and Israel Discount Bank Ltd. As of December 31, 2007, the outstanding indebtedness under these bank loans totaled $101.9 million and the loans mature through 2008-2019.

        On February 26, 2007, the Company entered into a bank loan with UBI. Pursuant to the loan agreement, on April 2, 2007, UBI granted the Company a $10 million loan, which bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008. The loan is secured by a pledge of certain assets. On December 31, 2007, UBI granted the Company two loans of equal amount, for a total amount of NIS 20 million (approximately $5.2 million). The loans bear interest at the rate of 4.6% and 4.8%, respectively, linked to the Consumer Price Index in Israel. Both loans are for a term of two years and interest will be paid semi-annually.

        On April 26, 2007, the Company repaid its existing loans from Bank Hapoalim and signed a new loan agreement. The new agreement provides for a secured $27 million dollar loan facility to the Company at the value as of March 30, 2007, to be used for general corporate purposes. On March 30, 2007, the Company borrowed the full $27 million under the loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The Loan Agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of December 31, 2007, the Company is in compliance with its debt covenants.

        On November 29, 2007, as part of the agreement between Ampal and IIF, leading a group of institutional Investors, the Company received $95.4 million to purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership, from Merhav. The loan is unlinked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties, but with a minimum term of one year.

        A short term loan from Bank Hapoalim in the amount of $3.5 million bears interest of 7.1% and is to be repaid by June 28, 2008.

        Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 (the “Credit Facility”), between MAE and Israel Discount Bank Ltd. (the “Lender”), for approximately $60.7 million. The Credit Facility is divided into two equal loans of approximately $30.35 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first two years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to the Lender as a security for the Credit Facility.  The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

        In addition, as part of the EMG transaction in December 2006, the Company issued to Merhav M.N.F. Ltd. the Convertible Promissory Note in the principal amount of $20 million, which at the option of Merhav M.N.F. Ltd., was payable in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007, or upon demand by Merhav M.N.F. Ltd. On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

        As of December 31, 2007, Gadot, a 65.5% subsidiary of Ampal, has short term loans payable in the amount of $96.5 million and long term loans payable in the amount of $30.1 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 5.73% to 6.09%. The various long term loans payable are either unlinked, linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 4.82% to 6.90%.

        Other long term borrowings in the amount of $0.2 million are linked to the Consumer Price Index in Israel and mature between 2008 and 2010 bears an annual interest of 5.7%.

        The weighted average interest rates and the balances of these short-term borrowings at December 31, 2007 and December 31, 2006 were 6.3% on $136.6 million and 6.3% on $21.2 million, respectively.

Payments due as of December 31, 2007:

	(U.S. Dollars in thousands)
	Short-Term Debt	Long-Term Debt	Total

2008	$136,612	$--	$136,612
2009		115,369	115,369
2010		15,972	15,972
2011		13,804	13,804
2012		17,977	17,977
After year 2012		24,283	24,283

	$136,612	$187,405	$324,017

Note 8 – Debentures

        On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250,000,000 (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with the Company’s unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2007, the outstanding debt under the notes amounts to $66.6 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10,207 thousands with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of December 31, 2007, the outstanding amount of the deposit was $7.5 million. Prior to the issuance of the debentures Midroog Ltd., an affiliate of Moody’s Investors Service, rated the Company as A3.

        On August 1, 2007, Ampal filed a final prospectus with the Israeli Securities Authority and the TASE for the resale and listing with the TASE of its Series A Notes. According to the prospectus, on August 19, 2007, Ampal paid the Series A Notes holders additional interest of 0.10959% (0.5% annually) for the period commencing May 20, 2006 and ending on August 9, 2007, which is the date the Series A Notes were registered for trade. The additional interest was paid to the Series A Note holders whose names appear in the Series A Note holders register kept by Ampal as of August 7, 2007. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

        As of December 31, 2007, Gadot had $0.7 million outstanding under its convertible debentures. Gadot’s debentures were listed on the Tel Aviv Stock Exchange (“TASE”) in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable in two equal annual installments on December 5, 2008 and 2009. The debentures are convertible into ordinary shares of Gadot, commencing from the date they were listed on the TASE until December 5, 2009, such that as of December 31, 2007, each incremental amount of NIS 3.53 of outstanding debentures (linked to the Consumer Price Index in Israel) is convertible into one ordinary share of Gadot of NIS 0.1 par value, subject to adjustments.

        As of December 31, 2007, Gadot had $12.0 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15, of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

Note 9 – Accounts payable accrued expenses and others

(a)	The balance of accounts payable accrued expenses and others as of December 31, 2007 and 2006 is comprised as follows:

	As of December 31,
	2007	2006
	(U.S. Dollars in thousands)

Short term:
Deferred income	$2,827	$2,808
Accrued expenses	21,619	--
Trade	45,844	--

Others	3,479	4,042

	73,769	6,850

Long term:
Others	12,760	3,140

	$86,529	$9,990

(b)	Accrued severance liabilities

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $12.7 million, is included in accounts payable, accrued expenses and other liabilities – others.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees that will cease working with the Company, before their normal retirement age or amount paid to employees that their normal retirement age extends beyond the year 2017.

Note 10 – Minority Interest, net

        The minority interest as of December 31, 2007, is mostly attributable to the public holding of 34.52% of Gadot’s shares.

        The minority interest as of December 31, 2006, is mostly attributable to the warrants granted by Am-Hal to Phoenix Insurance Company. As part of the loan agreement which was signed on December 1, 2005 between Am-Hal and Phoenix Insurance Company, the lender is granted a warrant to purchase 19.9% (on fully diluted basis) of the issued and paid capital of Am-Hal (the “Warrant”). The value of the Warrant was estimated at approximately $1.3million and recorded as deferred expenses (Note 4). On August 5, 2007, the company sold all of its interest in Am-Hal (see Note 3).

Note 11 – Shareholders’ Equity

        During the second, third and fourth quarter of 2007, the shareholders’ equity changed as follows:

        As of December 31, 2007, the Company issued 3,870,351 Class A Shares to investors that exercised warrants granted to them by the Company on December 28, 2006. The total proceeds from the exercise of warrants were $18.0 million.

        On September 20, 2007, Merhav M.N.F. Ltd. exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the convertible promissory note issued to it as partial consideration for the purchase of a 5.9% interest in EMG by Ampal in December 2006, into 4,476,389 shares of Class A Stock of Ampal. The issuance of the 4,476,389 shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market.

        Set forth below is our treasury stock as of December 31, 2007, 2006 and 2005:

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands, except share amounts per share data)

TREASURY STOCK:

4% PREFERRED STOCK
Balance, beginning of year 3,350 shares	$--	$(84)	$(84)
Elimination of treasury stock 3,350 shares	--	84	--

Balance, at the end of year	$--	$--	$(84)

6-1/2% PREFERRED STOCK
Balance, beginning and end of year 122,536 shares	$--	$(1,853)	$(1,853)
Elimination of treasury stock 122,536 shares	--	1,853	--

Balance, at the end of year	$--	$--	$(1,853)

CLASS A STOCK
Balance, beginning of year - 5,574,789, 5,751,039 and 5,831,664 shares, at cost	$(27,874)	$(28,756)	$(29,159)
Issuance of 176,250 and 80,625 shares	--	882	403

Balance, end of year - 5,574,789, 5,574,789 and 5,751,039 shares, at cost	$(27,874)	$(27,874)	$(28,756)

Balance end of year	$(27,874)	$(27,874)	$(30,693)

Note 12 – Stock Options

        In March 1998, the Board approved a Long-Term Incentive Plan (“1998 Plan”) permitting the granting of options to all employees, officers, directors and consultants of the Company and its subsidiaries to purchase up to an aggregate of 400,000 shares of Class A Stock. The 1998 plan was approved by the majority of the Company’s shareholders at the June 19, 1998, annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2007, no options of the 1998 Plan are fully vested and outstanding.

        On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2007, 2,434,500 options under the 2000 Plan are outstanding.

        The option term is for a period of five years from the grant date for the options granted under the 1998 Plan and ten years from the grant date for the options granted under the 2000 Plan. If the options are not exercised and the shares not paid for by such date, all interests and rights of any grantee shall expire. These options were granted for no consideration.

        The options granted under the 1998 Plan and the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the “Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The stock options granted under the plans were granted either at market value or above. Under the Plans, the Committee may also grant, at its discretion, “restricted stock”, “dividend equivalent awards”, which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. During 2007, no such compensation instruments were granted by the Committee.

        Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

        The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was 2.273, 2.366 and 1.682, respectively.

        The following table summarizes the activity of both Plans for the years 2007, 2006 and 2005 respectively:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2007	2,164	$3.83
Granted at fair value	270	$5.35
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2007	2,434	$4.00	7.15	8,251

Exercisable at December 31, 2007	1,433	$3.49	6.0	5,589

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2006	2,024	$3.37
Granted at fair value	630	$5.06
Exercised	(176)	$3.12
Forfeited	(284)	$3.50
Expired	(30)	$5.94

Outstanding at December 31, 2006	2,164	$3.83	7.70	2,078

Exercisable at December 31, 2006	1,111	$3.24	6.26	1,644

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2005	2,064	$3.39
Granted at fair value	135	$3.69
Exercised	-	$-
Forfeited	(175)	$3.85
Expired	-	$-

Outstanding at December 31, 2005	2,024	$3.37	7.72	-

Exercisable at December 31, 2005	1,044	$3.29	6.96	-

Valuation and Expenses under 123R

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. As permitted by SAB 107 the Company used the simplified method to compute the expected option term. Expected volatility is based on the historical volatility of the Class A common stock. The risk free rate is based on the U.S. Treasury yield curve for a term consistent with the expected life of the award, in effect at the date of grant.

        The fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were estimated using the following weighted average assumptions: (1) expected life of options of 6, 6 and 5 years, respectively; (2) dividend yield of 0%; (3) volatility of 35.64%, 41.11% and 46.07%, respectively; and (4) risk free interest of 4.30%, 4.42% and 4.08%, respectively.

        Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $783,000 and $720,000 for the years 2007 and 2006, respectively. No share-based compensation was capitalized in the consolidated financial statements.

        The total intrinsic value (market value on date of exercise less exercise price) of options exercise during 2006 was $ 260,000.

        At December 31, 2007, there was $1.99 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately four years. The Company settles employee stock options exercises primarily with newly issued common shares and occasionally with treasury shares.

Note 13 – Earnings (Loss) Per Class A Share

        Basic net loss per share is computed by dividing net loss after deduction of preferred stock dividends by the weighted-average number of common stock shares outstanding for the period. In 2007, 2006 and 2005, all outstanding stock options and preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock were not taken into account in the computation of the basic EPS for those years (in the period in which it was outstanding) since its shareholders did not have contractual obligation to share in the losses of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Net loss from continuing operations	(13,578)	(6,027)	(5,916)

Less: preferred stock dividend	-	(2,438)	(191)

Net loss from continuing operations	(13,578)	(8,465)	(6,107)

Net income (loss) from discontinued operations	21,344	(1,060)	(42)

	7,766	(9,525)	(6,149)

Weighted average class A shares outstanding	51,362	24,109	19,967

Basic and diluted net income (loss) per share:
Loss from continuing operations	(0.26)	(0.35)	(0.31)
Discontinued operations	0.42	(0.05)	--

Basic and diluted	$0.16	$(0.40)	$(0.31)

        The following table summarized securities that were not included in the calculations of diluted earnings per class A shares for the years ended December 31, 2007, 2006 and 2005 because such shares are anti-dilutive.

	Year ended December 31,
(Shares in thousands)	2007	2006	2005

Options and Rights	2,434	2,164	2,024
6-1/2% Preferred Stock	--	--	641
4% Preferred Stock	--	--	114
Warrants	--	4,071	--
Promissory note	--	4,476	--

Note 14 – Income Taxes

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands)

The components of income tax expense (benefit) are:
Continuing operations	(5,625)	2,585	(2,909)
Discontinued operations	7,651	146	60

	2,026	2,731	(2,849)

The components of current and deferred income tax expense (benefit) are:
Current:
Federal	$-	$-	$-
Foreign	269	308	-
Deferred:
State and local	-	-	3
Federal	(7,757)	2,464	(2,955)
Foreign	1,863	(187)	43

Total	$5,625	$2,585	$(2,909)

The domestic and foreign components of income (loss) before income taxes and minority are:

Domestic	$845	$(4,855)	$(14,046)
Foreign	(18,472)	1,491	554

Total	$(17,627)	$(3,364)	$(13,492)

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 34%	$(5,993)	$(1,596)	$(4,513)
Taxes on foreign Gain (Loss) below U.S. rate	(130)	5,058	(12,796)
Change in previous years unrecognized tax benefits	2,060	-	-
Changes in valuation allowance	(1,913)	(446)	14,639
Other	351	(285)	(179)

Total effective tax: 31.9%; 81.2% and 21.1%	$5,625	$2,731	$(2,849)

	As of December 31,
	2007	2006

Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$27,875	$30,629
Unrealized losses on investments	700	700
Foreign tax credits carryforwards	7,536	5,456

Total deferred assets	36,111	36,785
Valuation allowance	(24,474)	(26,387)

Net deferred tax assets	11,637	10,398

Deferred tax liabilities:
Tax on equity in earnings of affiliates	73	434
Other	-	540
Depreciation and amortization	3,202	-

Total deferred tax liability	3,275	974

Net deferred tax assets	$8,362	$9,424

        As a result of the adoption by the Company of FIN 48, on January 1, 2007, the Company recognized, as a cumulative effect of change in accounting principle, a $2 million increase in its liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings. Furthermore, the Company recognized an increase in deferred tax assets of approximately $2.0 million, which was accounted for as an increase in the January 1, 2007 balance of retained earnings. Also, upon adoption of FIN 48 the company recorded during 2007 an additional $2.8 million tax liability from which $ 2.1 million where recorded as tax expenses expense.

        The following table summarizes the activity related to the Company’s unrecognized tax benefit liability:

U.S. dollars in thousands

Balance at January 1, 2007	$2,000
Increases related to previous years tax positions	2,803
Expiration of the statute of limitations for the
assessment of taxes	--
--
Balance at December 31, 2007	$4,803

        All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Because of the existence of net operating loss carryforwards, the resultant unfavorable resolution of any of the Company’s uncertain tax positions would not result in the imposition of interest or penalties. Accordingly, the Company did not record any interest or penalties related to the unrecognized tax benefit liability. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months

        A summary of open tax years by major jurisdiction is presented below:

Years:	Jurisdiction:
2004-2007	Israel
2004-2007	United States (1)

(1) Includes federal, state, and provincial (or similar local jurisdictions) tax positions.

        As of December 31, 2007, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $24.5 million.

        As of December 31, 2007, the Company has foreign tax credits of $7.3 million that will expire in the years 2009 through 2014.

        As of December 31, 2007, the Company has U.S. Federal net operating loss carryforwards of approximately $11.4 million that will expire in the years 2023 through 2026. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 15 – Discontinued operations

        On August 5, 2007 the Company completed the sale of Am-Hal Ltd. Am-Hal was a wholly owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for all periods presented.

        Summary income statement and condensed balance sheet information for Am-Hal is set forth below.

Am-Hal

	Six Months Ended June 30,	Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands)

Real estate income	$4,965	$9,405	$9,011

Pre-tax income (loss) from discontinued operations	$(521)	$(1,331)	$218
Income tax expense	45	146	60
After -tax gain (loss) from discontinued operations	(566)	(1,477)	158
Minority interest	149	417	(200)
Income (loss) from discontinued operations, net of income taxes	(417)	(1,060)	(42)

December 31, 2006
(U.S. Dollars in thousands)

Cash	$4,514
Other current assets	1,541
Property and equipment	69,319
Other non-current assets	1,140

Total assets	$76,514

Current liabilities	$14,543
Deposits from tenants - long term	53,813
Other none current liabilities	4,057

Total liabilities	$72,413

Minority interest	2,522

Note 16 – Investments in Affiliates

        The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2007	2006
	%	%

Bay Heart Ltd.	37	37
Carmel Containers Systems Ltd.	--	21.8
Chemtankers Management B.V.	50	--
Conmart Ltd.	50	--
Hod Hasharon Sport Center (1992) Limited Partnership	50	50
Temco International Ltd.	50	--
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

        Combined summarized financial information for the above companies is as follows:

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands)

Revenues	$22,326	$100,567	$140,197
Gross profit	2,577	12,707	30,918
Net income (Loss)	(3,745)	57	15,803

	As of December 31,
	2007	2006
	(U.S. Dollars in thousands)

Property and equipment	$49,059	$56,835
Other assets	40,915	63,240

Total assets	$89,974	$120,075

Total liabilities, including bank borrowings	$93,041	$104,176

Note 17 – Operating Segments Information

        SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

        The chemical segment consists of the investment in Gadot, an Israeli Company, which operate in distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

        The energy segment consists of the investment in EMG, an Egyptian Joint Stock Company, which holds the right to supply natural gas to Israel through a pipe line to be constructed from Egypt to Israel.

        The real estate rental segment consists of rental property owned in Israel and the United States leased to unrelated parties, and operations of Am-Hal Ltd., a wholly-owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. The real estate owned by the Company was sold in September 2006 and on August 5, 2007, the Company sold all of its interest in Am-Hal (see note 3).

        The leisure-time segment consists of Coral World International Limited (marine parks located around the world) and Kfar Saba, the Company’s 51%-owned subsidiary located in Israel. In June 2006, the Company sold all of its interest in Coral World International Limited (see “Note 3”).

        The finance segment consists of all other activity which are not part of the above segments.

	Fiscal Year Ended December 31,
	2007	2006	2005
	(U.S. Dollars in thousands)

Revenues:
Finance	$4,867	$4,203	$12,412
Chemical income	31,922
Real estate income	--	2,423	233
Leisure-time	2,531	6,317	2,208
Intercompany adjustments	--	(9)	-

	39,320	12,934	14,853
Equity in earning of affiliates	(1,523)	1,610	6,666

Total	$37,797	$14,544	$21,519

Equity in Earnings (losses) of Affiliates:
Finance	$57	$566	$106
Chemical income	(258)
Real estate rental	(1,535)	(676)	5,448
Leisure-time	213	1,720	1,112
Others	--	--	--

Total	$(1,523)	$1,610	$6,666

Interest Income:
Finance	$3,954	$1,479	$1,567

Interest Expense:
Finance	$9,783	$4,248	$4,259
Chemical	148	--	-
Leisure-time	191	83	162
Intercompany adjustments	-	(3)	-

Total	$10,122	$4,328	$4,421

Pretax Operating (Loss) Income:
Finance	$(20,349)	$(11,529)	$(20,325)
Chemical income	4,134
Real estate rental	--	2,151	(78)
Leisure-time	111	4,404	245

	(16,104)	(4,974)	(20,158)
Equity in earning of affiliates	(1,523)	1,610	6,666

Total	$(17,627)	$(3,364)	$(13,492)

Income (Benefit) Tax Expense:
Finance	$(6,790)	$2,518	$(2,967)
Chemical income	1,099
Real estate rental	--	--	-
Leisure-time	66	67	58

Total	$(5,625)	$2,585	$(2,909)

Net Income from continuing operation
Finance	$(13,502)	$(13,481)	$(17,252)
Chemical income	2,777
Real estate rental	(1,535)	1,475	5,370
Leisure-time	258	6,057	1,299
Others	--	--	--

	(12,002)	(5,949)	(10,583)
Minority interest, net	(1,576)	(78)	4,667

Total	$(13,578)	$(6,027)	$(5,916)

Total Assets for year end:
Finance	$404,016	$330,548	$88,498
Energy	361,323	259,860	29,960
Chemicals	336,024	--	--
Real estate rental	--	76,513	76,117
Leisure-time	2,964	2,874	17,568
Intercompany adjustments	(329,538)	(268,112)	(1,239)

Total	$774,789	$401,683	$210,904

Investments in Affiliates for year end:
Finance	$19	$3,498	$8,360
Chemical	8,924
Real estate rental	(325)	(2,574)	(3,456)
Leisure-time	397	357	15,066

Total	$9,015	$1,281	$19,970

Capital Expenditures:
Finance	$43	$28	$--
Real estate rental	1,050	1,300	9,794
Leisure-time	85	102	90

Total	$1,178	$1,430	$9,884

Depreciation, Amortization and Impairment:
Finance	$810	$66	$14,039
Chemical income	269
Real estate rental	--	90	130
Leisure-time	340	186	207

Total	$1,419	$342	$14,376

        Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

Note 18 – Disclosures about Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)	Cash and Cash Equivalents

        For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value (see “Note 1(o)”).

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

        Due to the relatively short term of commitments discussed in “Note 18", the contract value is considered to be at fair value.

(f)	Financial Assets and Financial Liabilities

        The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities. Capital notes in the amount of $95.3 million that were issued to IIF have no maturity date, bear no interest and are not linked to any index. Assuming maturity dates of 5 and 10 years, the fair value of those capital notes for such dates will be $68.2 million and $48.8 million, respectively.

	As of December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S. Dollars in thousands)

Financial assets:

Cash and cash equivalents	$44,267	$44,267	$36,733	$36,733
Deposits, notes and loans receivable	17,475	17,072	--	--
Investments	22,459	22,459	380	380

	$84,201	$83,798	$37,113	$37,113

Financial liabilities:

Notes and loans payable	$228,718	$227,226	$46,453	$46,648
Debentures outstanding	79,696	80,802	59,172	58,353

	$308,414	$308,028	$105,625	$105,001

Note 19 – Commitments and Contingencies

(a)	The combined minimum annual lease payments on Ampal’s corporate offices in New York and in Israel and its subsidiary Country Club Kfar Saba Ltd. in 2007 were $0.6 million. The lease of the corporate office in New York expires in 2009, the lease of the office in Tel Aviv expires in 2008, the lease of the office in Herzelia Pituach expires in 2017 and the Kfar Saba lease expires in 2038. In the years 2008-2012, the combined annual lease payments on those premises will be in an aggregate amount of $2.7 million, and thereafter, an amount totaling $6.2 million.

In 2007 the Company paid annual lease payments of $13,685,000. In the years 2008-2012, the combined annual lease payments on those premises will be in an aggregate amount of $28.03 million.

(b)	Gadot leases four ships, with an aggregate loading capability of 49,324 tons. The lease period for two of the ships is until 2011. The lease period for one of the ships is until 2009, with an option to extend the term for two additional one-year periods. The lease period for one of the ships is until October 2008, with an option to extend the term for three additional one-year periods. The aggregate lease fees for the four leased ships in 2007 amounted to $17 million. In 2008, the lease fees will amount to $13,004,833 and will decrease to $12,216,438 for the years 2009 and 2010 and thereafter will further decrease to $2,804,500 for 2011. Gadot has ordered four additional ships to be built with a loading capability of 17,000 each, for a consideration of approximately $28 million per ship. These ships will be delivered during 2009 and 2010.

(c)	The combined minimum annual lease payments of Gadot’s offices and other land used in its operations is expected to amount to approximately $314,000.

(d)	Gadot leases an 11,000 square meter storage tank facility located in the Kishon port in Haifa from the port authority. The lease expires in 2022. Gadot also leases an additional 30,000 square meter area from the port authority located near the southern terminal in the port of Haifa in connection with its storage and loading services. This lease expires in 2014. Gadot leases an additional 18,000 square meters area located adjacent to the southern terminal land for its storage facility and for its analytical and quality assurance laboratory. The lease payments for the land in the southern port leased from the Haifa port authority in 2007 was approximately $2.8 million. These lease fees are calculated according to the amount of space utilized by Gadot and by the amount and type of materials transported. Gadot has provided the port authority with bank guarantees in the amount of approximately $1.8 million, linked to the Israeli Consumer Price Index, in order to secure payments under these leases.

(e)	Gadot grants senior employees that are not interested parties performance bonuses in addition to their monthly salary. These bonuses are calculated as a percentage of profits, ranging between 5% and 8%.

(f)	Gadot is party to consulting and management agreements with some of its subsidiaries. These agreements are extended automatically for a term of one year, unless terminated by one of the parties.

(g)	One of Gadot’s subsidiaries is party to an agreement from October 2005 to receive consulting, management and operating services from a former minority shareholder for a period of 5 years, in consideration of approximately $62,400 per month.

(h)	The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $27.4 million as follows:

(1)	The Company provided a $5.2 million guarantee on indebtedness incurred by Bay Heart.

(2)	The Company provided a $1.1 million guarantee to Galha (1960) Ltd, for the payment of the Company’s subsidiary of a final judgment, if entered against the Company’s subsidiary. (See below)

(3)	$21.1 million guarantees of Gadot for outstanding loans.

(i)	The Company made a commitment to invest $2.8 million in Star II (2000) L.P.

(j)	Legal Proceedings:

(1)	On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 11,560,000 ($3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,172,000 ($1,085,000) if a final judgment against the Company will be given.

(2)	On May 26, 2003 the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd., in the Tel Aviv District Court, claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. In March 2008 the dispute was submitted to mediation by order of the court, with the consent of the parties.

(3)	Gadot has received third party notices in a number of lawsuits regarding pollution of the Kishon River in Israel. These lawsuits have been filed by various claimants who were harmed by the polluted water of the river, including soldiers from various units in the Israeli Defense Forces who trained in the river, fishermen who fished in the river, the Haifa rowing club and industrial companies that use the river. Some of the lawsuits are claims for monetary damages (some of the claims are unlimited in amount; one is for approximately $6 million) and some are for injunctions against further pollution of the river. Gadot denies liability in all these claims and has filed statements of defense for each claim. Gadot has not made any provisions in its financial statements against these claims.

(4)	Part of Gadot’s storage tank facility is leased from the Haifa port authority. In 2001 the port authority requested that Gadot participate in an offer to find a consultant to examine ground contamination in the area surrounding the facility. According to the estimate of the port authority, the cost of purifying the ground is estimated to be between $377,000 and $940,000. Gadot has responded, denying the existence of ground contamination and, in any case, that it is the source of such contamination. Gadot believes, that if there is contamination, its source is the contaminated waters of the Kishon River or the Mediterranean Sea. Gadot has not made any provisions in its financial statements with respect to this matter.

BAY HEART LTD.

FINANCIAL STATEMENTS – CONSOLIDATED AND COMPANY

AS OF DECEMBER 31, 2006

BAY HEART LTD.

FINANCIAL STATEMENTS - CONSOLIDATED AND COMPANY
AS OF DECEMBER 31, 2006

INDEPENDENT AUDITORS' REPORT
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

Brightman Almagor & Co.
Certified Public Accountants
Member firm of Deloitte Touche Tohmatsu

Haifa, Israel, February 6, 2007.

BAY HEART LTD.
CONSOLIDATED BALANCE SHEETS
(in thousand NIS)

		December 31,
		2006	2005
	Note	Reported amount	Reported amount

Current assets	3
Cash and cash equivalents		2,702	81
Trade accounts receivable		2,229	2,567
Other receivables and current assets		688	2,020

		5,619	4,668

Investments, loans and long-term receivables	4	2,397	347

Fixed assets, net	5	164,470	156,251

Other assets, net	6	2,337	2,822

		174,823	164,088

Current liabilities	7
Short-term bank borrowings		25,853	19,092
Trade accounts payable		2,455	4,184
Other payables and current liabilities		4,997	4,264

		33,305	27,540

Long-term liabilities
Bank loans	8	135,511	143,278
Due to interested parties	9	53,768	33,319
Tenant deposits		545	532

		189,824	177,129

Commitments and contingent liabilities	11

Shareholders' deficiency	12	(48,306)	(40,581)

		174,823	164,088

The accompanying notes are an integral part of these financial statements.

Nitzan Ariel	Uri Dori	Anat Nursella
Chief Executive Officer	Chairman of the Board	Controller

Approval date of the financial statements: February 6, 2007

BAY HEART LTD.
BALANCE SHEETS - COMPANY
(in thousand NIS)

		December 31,
		2006	2005
	Note	Reported amount	Reported amount

Current assets
Cash and cash equivalents	3	2,670	36
Trade accounts receivable		2,225	2,563
Other receivables and current assets		600	2,036

		5,495	4,635

Investments, loans and long-term receivables	4	16,815	11,184

Fixed assets, net	5	149,272	144,428

Other assets	6	2,337	2,822

		173,919	163,069

Current liabilities	7
Short-term bank borrowings		25,648	18,902
Trade accounts payable		2,455	4,184
Other payables and current liabilities		4,902	4,245

		33,005	27,331

Long-term liabilities
Bank loans	8	134,941	142,501
Due to interested parties	9	53,734	33,286
Tenant deposits		545	532
Accrued severance pay, net	10	-	-

		189,220	176,319

Commitments and contingent liabilities	11

Shareholders' deficiency	12	(48,306)	(40,581)

		173,919	163,069

The accompanying notes are an integral part of these financial statements.

BAY HEART LTD.
STATEMENTS OF OPERATIONS - CONSOLIDATED
(in thousand NIS)

		Year ended December 31,
		2006	2005	2004
	Note	Reported amount	Reported amount	Reported amount

Revenues	13A	18,129	15,172	15,812

Operating expenses	13B	13,364	12,602	13,104

Gross profit		4,765	2,570	2,708

General and administrative expenses	13C	2,757	(2,846)	2,867

Operating income (loss)		2,008	(276)	(159)

Financing expenses, net	13D	9,733	14,526	9,308

Loss after financing expenses, net		(7,725)	(14,802)	(9,467)

Other expenses, net	13E	-	(923)	(9,411)

Loss for the year		(7,725)	(15,725)	(18,878)

Loss per share (in NIS)

Loss per share of NIS 1.00 par value		(1.65)	(3.37)	(4.04)

Number of shares used in above computation		4,672,732	4,672,732	4,672,732

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
STATEMENTS OF OPERATIONS - COMPANY
(in thousand NIS)

		Year ended December 31,
		2006	2005	2004
	Note	Reported amount	Reported amount	Reported amount

Revenues	13A	17,730	14,784	15,276

Operating expenses	13B	13,327	12,565	13,067

Gross profit		4,403	2,219	2,209

General and administrative expenses	13C	2,733	2,824	2,834

Operating income (loss)		1,670	(605)	(625)

Financing expenses, net	13D	9,151	13,636	8,514

Loss after financing expenses, net		(7,481)	(14,241)	(9,139)

Other expenses, net	13E	-	(923)	(9,411)

Loss before share in losses of subsidiary		(7,481)	(15,164)	(18,550)

Share in losses of subsidiary		(244)	(561)	(328)

Loss for the year		(7,725)	(15,725)	(18,878)

Loss per share (in NIS)

Loss per share of NIS 1.00 par value		(1.65)	(3.37)	(4.04)

Number of shares used in above computation		4,672,732	4,672,732	4,672,732

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(in thousand NIS)

	Share capital	Deficit	Total

Balance - January 1, 2004	20,099	(26,077)	(5,978)

Activity during 2004
(Reported amounts):
Loss for the year	-	(18,878)	(18,878)

Balance - December 31, 2004	20,099	(44,955)	(24,856)

Activity during 2005
(Reported amounts):
Loss for the year	-	(15,725)	(15,725)

Balance - December 31, 2005	20,099	(60,680)	(40,581)

Activity during 2006
(Reported amounts):
Loss for the year	-	(7,725)	(7,725)

Balance -December 31, 2006	20,099	(68,405)	(48,306)

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
STATEMENTS OF CASH FLOWS - CONSOLIDATED
(in thousand NIS)

	Year ended December 31,
	2006	2005	2004
	Reported amount	Reported amount	Reported amount

CASH FLOWS - OPERATING ACTIVITIES
Loss for the year	(7,725)	(15,725)	(18,878)
Adjustments required to present cash flows from
operating activities (Appendix A)	4,514	10,644	13,098

Net cash used in operating activities	(3,211)	(5,081)	(5,780)

CASH FLOWS - INVESTING ACTIVITIES
Additions to fixed assets	(12,236)	(11,483)	(837)
Investments in long-term loan	(2,050)	-	-
Investments in other assets	-	33	(39)

Net cash used in investing activities	(14,286)	(11,450)	(876)

CASH FLOWS - FINANCING ACTIVITIES
Receipt of long-term liabilities from interested
parties	20,757	11,094	4,077
Repayment of long-term bank loans	(6,977)	(4,876)	(8,357)
Short-term bank borrowings, net	6,338	10,346	10,958

Net cash provided by financing activities	20,118	16,564	6,678

Increase in cash and cash equivalents	2,621	33	22

Cash and cash equivalents at the beginning of the year	81	48	26

Cash and cash equivalents at the end of the year	2,702	81	48

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
STATEMENTS OF CASH FLOWS - CONSOLIDATED
(in thousand NIS)

	Year ended December 31,
	2006	2005	2004
	Reported amount	Reported amount	Reported amount

Appendix A: Adjustment required to present cash flows from operating activities

Income and expenses not involving cash flows:
Depreciation and amortization	4,502	3,914	4,136
Adjustment (erosion) of long-term liabilities	(675)	4,925	741
Provision for impairment of assets	-	923	9,411
Changes in accrued severance pay, net	-	(5)	(5)

	3,827	9,757	14,283

Changes in assets and liabilities:
Decrease in trade accounts receivable	338	(551)	117
Decrease (increase) in other receivables and current assets	1,332	(1,369)	(358)
Increase (decrease) in trade accounts payable	(1,729)	2,284	(625)
Increase (decrease) in other payables current liabilities	733	837	(347)
Increase (decrease) in tenant deposits	13	(314)	28

	687	887	(1,185)

	4,514	10,644	13,098

Appendix B: Non-cash transactions

Conversion of long-term loans into short term loans	-	101,998	-

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
STATEMENTS OF CASH FLOWS - COMPANY
(in thousand NIS)

	Year ended December 31,
	2006	2005	2004
	Reported amount	Reported amount	Adjusted amount

CASH FLOWS - OPERATING ACTIVITIES
Loss for the year	(7,725)	(15,725)	(18,878)
Adjustments required to present cash flows
from operating activities (Appendix A)	4,337	10,447	12,720

Net cash used in operating activities	(3,388)	(5,278)	(6,158)

CASH FLOWS - INVESTING ACTIVITIES
Additions to fixed assets	(8,823)	(11,483)	(358)
Investment in joint venture	(5,462)	-	-
Other assets	-	33	(39)

Net cash used in investing activities	(14,285)	(11,450)	(397)

CASH FLOWS - FINANCING ACTIVITIES
Receipt of long-term liabilities from interested parties	20,757	11,094	4,070
Repayment of long-term bank loans	(6,788)	(4,701)	(8,462)
Short-term bank borrowings, net	6,338	10,346	10,958

Net cash provided by financing activities	20,307	16,739	6,566

Increase in cash and cash equivalents	2,634	11	11

Cash and cash equivalents at the beginning of the year	36	25	14

Cash and cash equivalents at the end of the year	2,670	36	25

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
STATEMENTS OF CASH FLOWS - COMPANY
(in thousand NIS)

	Year ended December 31,
	2006	2005	2004
	Reported amount	Reported amount	Reported amount

Appendix A: Adjustment required to present cash flows provided by operating activities

Income and expenses not involving cash flows:
Depreciation and amortization	4,464	3,877	4,073
Adjustment (erosion) of long-term liabilities	(673)	4,895	627
Provision for impairment of assets	-	923	9,411
Erosion in respect of a capital note issued to the Subsidiary	(413)	(613)	(622)
Changes in accrued severance pay	-	(5)	(5)
Company's equity in losses of the Subsidiary	244	561	328

	3,622	9,638	13,812

Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	338	(554)	124
Decrease (increase) in receivables and other current assets	1,436	(1,445)	(269)
Increase (decrease) in trade accounts payable	(1,729)	2,284	(625)
Increase (decrease) in payables and other current liabilities	657	838	(350)
Increase (decrease) in tenant deposits	13	(314)	28

	715	809	(1,092)

	4,337	10,447	12,720

Appendix B: Non-cash transactions

Conversion of long-term loans into short-term loans	-	101,998	-

The accompanying notes are an integral part of the financial statements.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 1	–	General

A.	Activity

Bay Heart Ltd. is a private company which owns a shopping center (“the Mall”) located in Haifa bay, known as “Lev Hamifratz”. The Subsidiary has been engaged since its inception in the planning and construction of a commercial-center project near the Mall (see Note 11B).

B.	Definitions

The Company	–	Bay Heart Ltd.

The Subsidiary	–	Bay Heart Properties (1994) Ltd. (wholly owned).

Proportionally Consolidated joint venture	–	a jointly controlled partnership, whose financial statements are proportionally consolidated in the Company's financial statements.

Interested party	–	as defined in the Israeli Securities Regulations (Preparation of Annual Financial Statements), 1993.

Related parties	–	as defined in Opinion No. 29 of the Institute of Certified Public Accountants in Israel.

Controlling shareholder	–	as defined in the Israeli Securities Regulations (Disclosure of Transactions Between a Company and its Controlling Shareholders in the Financial Statements), 1996.

CPI	–	the Israeli consumer-price index.

C.	Company’s business condition

(1)	At December 31, 2006 the Group had ongoing losses, a working capital deficit of NIS 27.6 million mainly due to short-term bank borrowings and the Company also had a shareholders’ deficiency of NIS 48.3 million. In addition, for the year ended December 31, 2006 the Group had losses in the amount of NIS 7.7 million and negative cash flows from operations totaling NIS 3 million.

(2)	The Company’s shareholders provided guarantees totaling NIS 65 million for bank loans. In addition, during 2005 the management signed an agreement with the bank converting short-term credit into a long-term loan in the amount of NIS 150 millions to be paid over a period of 15 years. According to terms of agreement, the long-term loan is to be paid in 60 quarterly installments of NIS 3.9 million each starting April 2005.

The shareholders guarantee the quarterly payments to the bank up to NIS 65 million. In addition, the loan under the agreement, the Company’s land is security for the loan.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 1	–	General (Cont.)

C.	Company’s business condition (Cont.)

(2)	(Cont.)

As part of the negotiation, the bank has agreed to give the Company an additional credit line in the amount of NIS 18.5 million to be used towards the renovation of the mall, whereby the main expense would be due to the construction of the Assuta Hospital. The credit line will be initially set up as short-term credit for the duration of the renovation project. The Company’s shareholders provided full guarantees to the bank for that additional short-term credit.

(3)	Company management is contemplating significant efficiency-improvement measures consisting primarily of achieving full occupancy of the mall while changing its tenant composition. Management believes that these steps, together with obtaining of financing sources and financing arrangement with the banks, may improve operating cash flows and enable the Company to fulfill its obligations.

In light of the above outline, the continuation of the Company’s activities and the fulfillment of its obligations are contingent upon the receipt of financing from its shareholders in a manner facilitating the repayment of its short-term liabilities and/or reaching financing agreements with its banks.

(4)	During December 2006, the rental contract, between the Company and Supersol Ltd. (party at interest) for renting an area of 3,400 square meters which yield annually income due to rental and managing fees of total 2.4 million dollars, ended. The Company’s management plans to redivide the area and rent it to small shops in return of higher rental and managing fees. Till the financial statements approval date, the company hasn’t found yet an alternative rentals for the area as mentioned above.

(5)	Starting mid July, 2006 and continuing through mid August, 2006, the state of Israel was in a military conflict with the Hezbollah organization in Lebanon – a conflict that included missile attacks on civilian populations in the northern region of Israel. The mall, located in the Haifa bay region, was alternately open and operating according to the instructions of the home front command. The military conflict affected the 3rd quarter operational results of 2006.

D.	Use of estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires that management makes estimates and assumptions pertaining to transactions and matters whose ultimate effect on the financial statements cannot be precisely determined at the time of financial statement preparation. Although these estimates are made on the basis of the best judgment, actual results may differ from these estimates.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies

A.	Ceasing the adjustment of financial statements and financial reporting in reported amounts

1.	Definitions:

Adjusted amount	–	a nominal, historical amount adjusted to the CPI of December 2003 in accordance with Opinion No. 36 of the Institute of Certified Public Accountants in Israel.

Reported amount	–	an adjusted amount plus nominal values added, and of net of any amounts deducted, subsequent to December 31, 2003.

2.	Accounting Standard No. 12 (“Ceasing the Adjustment of Financial Statements”) went into effect on January 1, 2004, following which the Company discontinued, starting January 1, 2004, the adjustment of its financial statements based on the changes in the general purchasing power of the Israeli currency. Starting in 2004 the Group’s financial statements are prepared in “reported amounts”, with the comparative figures pertaining to periods up to (and including) December 31, 2003 included in “adjusted amounts”.

The reported and/or adjusted amounts of non-monetary items reflect their cost in terms of reported amounts and/or amounts adjusted to the changes in the consumer-price index (CPI) until December 2003 while not necessarily reflecting these items’ market value or value to the business.

3.	Method for determining the reported amounts in the annual financial statements of 2005 and 2006.

Balance sheet:

—	Monetary items (whose balance-sheet amount reflects current or realizable value at the balance-sheet date) have been included at their nominal values at the financial statements date.

—	Non-monetary items have been included at their “adjusted amount” plus nominal amounts added during the reported period and less amounts deducted during the reported period.

—	Investments in subsidiaries have been included on the basis of these companies’adjusted financial statements.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

A.	Ceasing adjustment of financial statements and financial reporting in reported amounts (Cont.)

4.	Method for determining the reported amounts in the annual financial statements of 2005 and 2006 (Cont.)

Statement of operations:

—	Income and expenses, including financing, have been included in nominal values.

—	Income and expenses stemming from non-monetary items (mainly depreciation) have been computed concurrently with the computation of their corresponding balance-sheet amounts.

B.	Principles of consolidation

The consolidated financial statements include full consolidation of the Subsidiary. Material transactions between the Company and its Subsidiary as well as balance and intercompany balance have been fully eliminated.

The consolidated data is based on the audited financial statements of the Subsidiary, which has been fully consolidated following the adaptation of its accounting policies with those of the Company.

C.	Cash equivalents

Cash equivalents include unrestricted bank demand and time deposits with original maturity dates not exceeding three months.

D.	Allowance for doubtful accounts

The allowance is computed specifically in respect of amounts, the collection of which in management’s opinion is doubtful.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

E.	Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation and net of a provision for impairment in value. Impairment has been computed on the basis of Israeli Accounting Standard No. 15 (see Note 2G). Depreciation is computed by the straight-line method, based on the estimated useful lives of the assets, at the following annual rates:

%

Commercial center- building	2-7
Machinery and equipment	10
Office furniture and equipment	6-33

F.	Other assets

Other assets, which constitute costs incurred by the Company as part of its participation in the construction of a railway terminal which is connected to its owned commercial center, are stated at cost, net of accumulated amortization computed at an annual rate of 10% and a provision for impairment in value. The latter is computed on the basis of Israel Accounting Standard No. 15 (see Note 2G and Note 2G).

G.	Provision for impairment of assets

Pursuant to Accounting Standard No. 15 of the Israel Accounting Standards Board, the Company examines the recoverable amount of its long-lived assets whenever there exists any indication of their potential impairment. If an asset’s book value exceeds its recoverable amount, which is established by the higher of the net selling price and its value in use, the Company recognizes the loss from this impairment in asset value. An impairment recognized in the past may be reversed only if a change occurs in the estimates used in determining the recoverable amount from the date of last loss recognition. The book value following that reversal may not exceed the value assigned to that asset had this impairment loss not been recorded in prior years (see Notes 5 and 6).

H.	Revenue recognition

Service revenues are recognized over the period of the service.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

I.	Earnings (loss) per share

Earnings (loss) per share are computed based on the weighted average number of shares outstanding during the year.

J.	Transactions with a controlling party

An interest-bearing capital note issued to the Company by its Subsidiary has been accounted for in accordance with the Israeli Securities Regulations (Disclosure of Transactions Between a Company and its Controlling Shareholder), 1996.

K.	Fair value of financial instruments

The financial instruments of the Company and its Subsidiary mainly include non-derivative assets and liabilities.

Non-derivative assets include: cash and cash equivalents, trade accounts receivable, receivables and other current assets. Non-derivative liabilities include short-term bank borrowings, trade accounts payable, payables and other current liabilities, long-term bank loans, amounts due to interested parties and tenant deposits. Due to the nature of these financial instruments, their fair value is usually identical or close to the value at which they are presented in the financial statements.

L.	Exchange rate and linkage

CPI and the dollar exchange-rate data:

	NIS/$	CPI (index "in respect of") (1998 base year)

December 31,
2006	4.225	116.93
2005	4.603	117.04

	%	%

Increase (decrease) during the year ended December 31 -
2006	(8.2)	(0.3)
2005	6.8	2.4

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

M.	Effect of new accounting standards

Accounting Standard No. 22 – Financial Instruments – Disclosure and Presentation:

In July 2005, the Israel Accounting Standards Board (IASB) issued Accounting Standard No. 22 – “Financial Instruments – Disclosure and Presentation” (hereinafter – the “Standard”). The Standard sets down the presentation provisions for financial instruments and the fair disclosure required thereof in the financial statements. The presentation provisions address the rules for the allocation and classification of financial instruments into financial assets, financial liabilities or equity instruments, the classification of interest, dividends, and losses and gains related thereto, and the conditions that are required for the offset of financial assets against financial liabilities. The Standard requires disclosure of information pertaining to the factors that impact on the amount, timing, and certainty of the Company’s future cash flows related to financial instruments and the accounting policy implemented in connection with such instruments. The Standard also requires disclosure of information pertaining to the nature and scope of the use that the Company makes of financial instruments, the business needs they serve, the risks connected thereto, and management policy pertaining to controlling such risks. The Standard supersedes Opinion No. 48 “the Accounting Treatment of Option Warrants” and Opinion No. 53 “the Accounting Treatment of Convertible Liabilities” of the Institute of Certified Public Accountants in Israel. The Standard applies to the financial statements for periods commencing on or after January 1, 2006. Accounting Standard No. 22 requires prospective application of its provisions. Accordingly, comparative amounts presented in the financial statements of periods commencing on the effective date of the Standard will not be restated.

In the opinion of the Company, the effect of the new standard on the results of operations, financial position, and cash flows of the Company will be immaterial.

Accounting Standard No. 24 – Stock-Based Payment:

In September 2005 the Israel Accounting Standards Board issued Accounting Standard No. 24 , “Stock-Based Payment”. The Standard requires the recognition in the financial statements of stock-based-payment transactions, including those with employees or other parties and which are to be settled in cash, other assets or equity instruments. As a result, among other things, expenses pertaining to grants of shares and options to employees are to be allocated over the grants’ vesting periods based on each grant’s fair value at the grant date. The Standard establishes measurement rules, and distinct requirements for transactions which are to be settled by equity instruments, transactions which are to be settled by cash, and transactions whose terms enable one of the parties to elect between settlement in cash or by an equity instrument.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

M.	Effect of new accounting standards (cont.)

Accounting Standard No. 24 – Stock-Based Payment (cont.):

The Standard also describes various disclosure requirements as to the share-based-payment payments. Standard No. 24 will go into effect for periods beginning January 1, 2006 or thereafter, with earlier implementation recommended.

The Standard’s guidance with respect to share-based payment to be settled by an equity instrument are to be implemented in regard to any grant made subsequent to March 15, 2005 but not yet vested by January 1, 2006. Since this Standard will be implemented in regard to periods commencing January 1, 2006, no expenses are allocated in the 2005 financial statements in respect of grants made subsequent to March 15, 2005. Nevertheless, in the 2006 financial statements, the 2005 financial statements are to be restated to reflect the expenses for that period.

The effect of the Standard on the Company’s financial statements is not expected to be material.

Accounting Standard No. 21 – Earnings per Share:

In February 2006 the Israel Accounting Standards Board issued Accounting Standard No. 21, “Earnings per Share” (“the Standard”). Upon the introduction of this Standard, Opinion No. 55 of the Institute of Certified Public Accountants in Israel on Earnings per Share will be superseded.

The Standard establishes that an entity is to compute its basic earnings per share in regard to income or loss attributable to ordinary shareholders of the reporting entity, and that the entity shall compute its basic EPS with respect to income or loss from continuing operations attributable to the ordinary shareholders of the reported entity, should such be presented.

Basic earnings per share is to be computed by dividing income or loss attributed to holders of ordinary shares of the reporting entity (numerator), by the weighted average of the outstanding ordinary shares (denominator) during the period.

In its computation of diluted earnings per share, the entity must adjust its income or loss attributable to the ordinary shareholders of the reporting entity and the weighted average of the outstanding shares for the effects of all the dilutive potential ordinary shares.

In accordance with the Standard’s guidance, the Standard will apply to financial statements for periods starting January 1, 2006 and thereafter. The Standard further establishes that its guidance is to be applied retroactively in respect of comparative earnings per share data relating to prior periods.

The Company believes that the effect of the Standard on its earnings (loss) per share is not expected to be material.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

M.	Effect of new accounting standards (cont.)

Standard No. 25 –Revenues:

In February 2006 the Israel Accounting Standards Board published Accounting Standard No.25 (“Revenues”), which establishes rules for the recognition, measurement and presentation of revenues arising from the:

sale of goods; rendering of services; and use by others of entity assets yielding interest, royalties and dividends. The standard states that an entity should measure its revenues based on the fair value of the proceeds received and/or entitled to. Assets and liabilities included in the balance sheet on December 31, 2005 in amounts different than those recognized before this standard’s implementation will be adjusted on January 1, 2006 to the amounts recognized based on this standard, with the effect of this adjustment recognized as a cumulative effect of an accounting change.

Management believes that the effect of this new standard on the Company’s financial position, results of operations and cash flows is not expected to be material.

Standard No. 25 will apply to financial statements covering periods beginning January 1, 2006 and onwards.

N.	Asset’s rental contracts

The company classifies asset rental contracts either as a financial or operational lease according to the requirements detailed in IAS Standard No. 17 (international standard). According to the international standard, the lease will be classified as financial if it actually transfers all included risks and benefits to the lessee. The lease will be classified as operational if there is no actual transfer of all risks and benefits included in ownership.

The international standard classifies the lease according to the financial nature of the transaction. The standard presents a number of examples which can be used each on its own, or as a combination, to indicate whether the lease is financial as follows: transferring actual ownership of the asset to the lessee; giving the option of acquisition to the lessee at an opportune cost; verifying that the time period of the lease is consistent with the majority of the financial lifetime of the leased; verifying that the present value of the cash flow is equal to the fair value of the leased; verifying that the leased is unique in character such that only the lessee will be able to use the leased without any substantial adjustments.

The company examined the rent transaction of an asset in the mall to “Asuta”according to the nature of the transaction and the examples as described above. The company views the financial nature of the Asuta transaction as a long term lease.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 2	–	Significant Accounting Policies (Cont.)

N.	Asset’s rental contracts (cont.)

According to the rental contract between the company and Asuta, the legal and proprietary ownership of the rented does not transfer to Asuta. The time period of the rent, as written in the contract, is fifteen years, with no option for extension, and does not constitute the majority of the lifetime of the rented. The present value of the expected cash flow to be received during the time period of the rented is not close to the fair value of the rented. As a result of the multi-purpose construction of the rented, at the end of the contractual time-period of the rented, the renter will be able to use it for other purposes, and rent to alternative renters without any significant cost adjustments compared to the fair value of the rented.

According to the nature of the transaction and the whole of the examples as described above, the transaction was classified as an operational lease.

Note 3	–	Additional Details Concerning Current Assets

		Consolidated		Company
		December 31,		December 31,
		2006	2005	2006	2005
		Reported amount	Reported amount	Reported amount	Reported amount

A.	Trade accounts receivable

	Outstanding accounts	2,380	2,716	2,376	2,712
	Post-dated checks receivable	696	594	696	594

		3,076	3,310	3,072	3,306
	Less: allowance for doubtful accounts	(847)	(743)	(847)	(743)

		2,229	2,567	2,225	2,563

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands of NIS)

Note 3	–	Additional Details Concerning Current Assets (cont.)

B.	Other receivables and current assets

	Consolidated		Company
	December 31,		December 31,
	2006	2005	2006	2005
	Reported amount	Reported amount	Reported amount	Reported amount

Institutions	221	575	152	507
Prepaid expenses	201	303	201	303
Related parties	108	51	89	135
Deposit due to building permits	100	100	100	100
Accounts receivable due to leasehold
investments	-	921	-	921
Other	58	70	58	70

	688	2,020	600	2,036

Note 4	–	Investments, Long-Term Loans and Receivables

	Consolidated		Company
	December 31,		December 31,
	2006	2005	2006	2005
	Reported amount	Reported amount	Reported amount	Reported amount

Long-term loan - construction of
commercial center\ cinema center (A)	2,397	347	6,389	924

Investment in the Subsidiary (*):
Capital note (B)	-	-	10,627	10,214
Capital reserve (**)	-	-	3,009	3,009
Accumulated deficit	-	-	(3,207)	(2,963)

	-	-	10,429	10,260

	2,397	347	16,815	11,184

(*)	Investment in shares of the Subsidiary in an amount less than NIS 1.00.

(**)	In respect of a transaction carried out between the Company and a controlled company.

A.	The balance of the loan, which provided by the Company to the joint venture for constructing the commercial center\ cinema center (see Note 11B). The loan is unlinked and does not bear interest.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 4	–	Investments, Long-Term Loans and Receivables (cont.)

B.	This loan was provided to the Subsidiary for acquiring land and constructing the commercial-center project.

Starting January 1, 1999 this loan was converted into a capital note. Starting January 1, 2002 it was linked to the CPI and bearing interest of 5%. Pursuant to the Israel Securities Regulations (Disclosure of Transactions Between a Company and Its Controlling Shareholder in the Financial Statements), 1996, a capital reserve has been presented in shareholders’ deficiency in respect of that capital note.

The Company will set the repayment date of the capital note by advance notice of fifteen months.

C.	Information pertaining to an investment in a joint venture

The following is summarized data concerning the joint venture whose financial statements have been proportionately consolidated in these financial statements:

	December 31,
	2 0 0 6	2 0 0 5
	Reported amount	Reported amount
	(NIS in thousands)

Current assets	705	616

Non-current assets	8,739	3,519

Current liabilities	327	165

Long-term liabilities	7,475	2,526

	Year ended December 31,
	2 0 0 6	2 0 0 5	2 0 0 4
	Reported amount	Reported amount	Reported amount
	(NIS in thousands)

Revenues	639	621	622

Expenses	256	349	325

Net income	383	272	297

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 5	–	Fixed Assets, Net

A.	Composition

	Consolidated
	Land	Machinery and equipment	Office furniture and equipment	Total
	Reported amount
	(NIS in thousands)

Cost:
Balance - January 1, 2006	298,967	14,950	1,516	315,433
Additions	12,195	-	41	12,236

Balance - December 31, 2006	311,162	14,950	1,557	327,669

Accumulated depreciation:
Balance January 1, 2006	70,886	14,802	1,238	86,926
Depreciation expense	5,868	48	64	5,980

Balance - December 31, 2006	76,754	14,850	1,302	92,906

Less: Provision for impairment in
value of assets
Balance - January 1, 2006	72,071	87	99	72,257
Depreciation	(1,943)	(12)	(9)	(1,964)

Balance - December 31, 2006	70,128	75	90	70,293

Net book value:
December 31, 2006	164,281	25	165	164,470

December 31, 2005	156,011	61	179	156,251

	Company

Cost:
Balance - January 1, 2006	286,943	14,950	1,516	303,409
Additions	8,782	-	41	8,823

Balance - December 31, 2006	295,725	14,950	1,557	312,232

Accumulated depreciation:
Balance - January 1, 2006	70,684	14,802	1,238	86,724
Depreciation expense	5,831	48	64	5,943

Balance - December 31, 2006	76,515	14,850	1,302	92,667

Less: Provision for impairment in
value of assets
Balance - January 1, 2006	72,071	87	99	72,257
Depreciation	(1,943)	(12)	(9)	(1,964)

Balance - December 31, 2006	70,128	75	90	70,293

Net book value:
December 31, 2006	149,082	25	165	149,272

December 31, 2005	144,188	61	179	144,428

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 5	–	Fixed Assets (Cont.)

B.	Additional details

(1)	The Company has ownership rights to the land.

(2)	The investment in the construction of the commercial center includes Company land at a cost of NIS 6 million, and the Subsidiary’s share in the land at a cost of NIS 8,452 thousand as well as planning and construction costs totaling NIS 2,992 thousand. The Subsidiary’s land has not yet been registered in the name of the Subsidiary at the Land Registry Office due to various procedures not yet concluded by the seller. To secure the registration, a second-ranking mortgage was recorded on the land in favor of the Subsidiary.

The Subsidiary’s financing expenses up to December 31, 2000 have been capitalized to the cost of the land.

(3)	Based on the management’s expectation of operations, they concluded that the fixed assets is presented at fair value, and there is no need to make an additional provision for the year 2006.

Based on appraiser’s valuation made in January 2006, the net book values of the fixed assets and other assets were written down by NIS 923 thousand at December 31, 2005.

(4)	As for liens on assets – see Note 11.

Note 6	–	Other Assets

A.	Composition (Consolidated and Company)

Payment on account of a railway terminal
Reported amount
(NIS in thousands)

Cost:

Balance - January 1, 2006	7,337
Additions	-

Balance - December 31, 2006	7,337

Accumulated amortization:
Balance - January 1, 2006	3,087
Current year's amortization	733

Balance - December 31, 2006	3,820

Less: provision for impairment in value of assets:
Balance - January 1, 2006	1,428
Current year's amortization	(248)

Balance - December 31, 2006	1,180
Net book value:
December 31, 2006	2,337

December 31, 2005	2,822

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 6	–	Other Assets (Cont.)

B.	As for the provision for impairment in value of assets – see Note 5B (3).

C.	Additional details

On April 13, 1999 the Company signed an agreement with the Ports and Railroad Authority (“PRA”) for the construction of a railway station to be financed by the Company. Upon its completion, the station was transferred to the ownership of the PRA for no consideration.

The construction of the station near the Mall was designed to increase the number of visitors there and hence promote sales. The station facilitates quick and easy access to the Mall and to nearby sites.

The train station’s cost will be amortized over the period of economic benefit, which, in management’s estimate, is expected to be 10 years.

Note 7	–	Additional Details Concerning Current Liabilities

A.	Short-term bank borrowings

		Consolidated		Company
		December 31,		December 31,
		2006	2005	2006	2005
	Interest rate	Reported amount	Reported amount	Reported amount	Reported amount
	%	(NIS in thousands)		(NIS in thousands)

Overdraft	14-9.4	-	896	-	896
Unlinked short-term loans	6.5	18,500	11,266	18,500	11,266

Current maturities of
long-term loans		7,353	6,930	7,148	6,740

		25,853	19,092	25,648	18,902

As for an agreement with a bank regarding the conversion of short-term loans to a long-term loan – see Note 16.

B.	Trade accounts payable (consolidated and Company)

	December 31,
	2006	2005
	Reported amounts	Reported amounts
	(in thousand NIS)

Outstanding amounts (*)	1,937	3,540
Post-dated checks	518	644

	2,455	4,184

* Includes an amount of NIS 1,123 thousand due to interested parties as of December 31, 2005

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 7	–	Additional Details Concerning Current Liabilities (Cont.)

C.	Other payables and current liabilities

	Consolidated		Company
	December 31,		December 31,
	2006	2005	2006	2005
	Reported amount	Reported amount	Reported amount	Reported amount
	(in thousand NIS)		(in thousand NIS)

Deferred income	71	99	71	99
Wage-related liabilities	262	228	262	228
Institutions	331	745	320	745
Interest payable	2,095	2,334	2,095	2,334
Accrued legal claims	664	655	664	655
Other (*)	1,574	203	1,490	184

	4,997	4,264	4,902	4,245

* Includes an amount of NIS 748 thousand due to interested parties as of December 31, 2006

Note 8	–	Long-Term Banks Loans

A.	Composition

		Consolidated		Company
		December 31,		December 31,
		2006	2005	2006	2005
	Interest rate	Reported amount	Reported amount	Reported amount	Reported amount
	%	(in thousand NIS)		(in thousand NIS)

CPI-linked	6.22	142,864	150,208	142,089	149,241
Less: current
maturities		(7,353)	(6,930)	(7,148)	(6,740)

		135,511	143,278	134,941	142,501

B.	Repayment schedule at December 31, 2006

	Consolidated	Company
	(in thousand NIS)

First year - current maturities	7,353	7,148
Second year	7,825	7,603
Third year	8,328	8,087
Fourth year	8,708	8,601
Fifth year	9,150	9,150
Sixth year and thereafter	101,500	101,500

	142,864	142,089

C.	The liabilities are secured by liens (see Note 11).

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 9	–	Long-Term Liabilities to Interested Parties

The loans received from interested parties are linked to the CPI and bear no interest. The repayment dates have not yet been established.

Note 10	–	Accrued Severance Pay, Net (Consolidated and Company)

A.	Composition

	December 31,
	2006	2005
	Reported amount	Reported amount
	(in thousand NIS)

Accrued severance pay	168	164
Less: amounts funded	(168)	(164)

	-	-

B.	Additional details

The Company’s obligations for severance pay is covered by deposits with managers’insurance policies and provident funds. The amounts accumulated at the insurance companies are not under the Company’s custody or management and, accordingly, not reflected in the balance sheet. The deposited fund includes accrued earnings and may be withdrawn subject to the provisions of the Severance Pay Law, 1963.

Note 11	–	Commitments and Contingent Liabilities

A.	Liabilities secured by liens

As security for its bank loans the Company registered a fixed lien on its share capital, goodwill, rights in land and rights to assets. In addition, it registered a floating lien on all existing assets as well as present and future rights. As of December 31, 2006 these bank loans secured by those liens amounted to NIS 161,364 thousand (Company).

B.	Commitments

The Subsidiary acquired a 50%-interest in land rights (by purchasing half of the shares of the companies owning the land) in an area of 8,300 sq.m. of land adjacent to the Mall. During 1997 the Subsidiary and the sellers entered into a joint-venture agreement to plan, construct, lease and manage a lower-cost commercial center for leasing larger commercial space, as well as a gas station.

A total of NIS 3.8 million had been accumulated by the balance-sheet date, in respect of the project, including costs of a gas station, which had been constructed at a cost of NIS 1.5 million and commenced operation during 2000.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 11	–	Commitments and Contingent Liabilities (Cont.)

B.	Commitments (cont.)

As of December 31, 2006, the plans of constructing a shopping center are on hold. Nevertheless, the Company is negotiating to establish the joint-venture as planned. During 2005 a Memorandum of Understanding was signed between the Company and the Israeli Theaters Ltd, a company witch operates cinemas is Israel.

C.	Long-term leases

The minimum future, CPI-linked, rental revenues from all long-term leases exceeding one year at December 31, 2006, follows:

thousand NIS

2007	9,248
2008	6,309
2009	4,826
2010	4,148
2011 and onwards	26,636

Total	51,167

Note 12	–	Share Capital

A.	Composition

	December 31, 2005 and 2006
	Number of shares
	Authorized	Issued and outstanding

Ordinary shares of NIS
1.00 par value each	5,000,000	4,672,732

B.	The ordinary shares grant their holders the right to attend and vote in General Meetings, participate in distribution of earnings and, in the event of liquidation, participate in the distribution of excess assets.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 13	–	Supplementary Information Concerning Income and Expenses

		Consolidated			Company
		Year ended December 31,			Year ended December 31,
		2006	2005	2004	2006	2005	2004
		Reported amount	Reported amount	Reported amount	Reported amount	Reported amount	Reported amount
		(in thousand NIS)

A.	Revenues (*)

	Rental income	12,857	10,295	10,717	12,458	9,907	10,181
	Management fees	5,272	4,877	5,095	5,272	4,877	5,095

		18,129	15,172	15,812	17,730	14,784	15,276

(*)	Revenues from major lessees – see Note 16B (1).

B.	Operating expenses

	Depreciation and amortization	4,501	3,914	4,136	4,464	3,877	4,073
	Salaries and social benefits	1,576	1,366	1,711	1,576	1,366	1,711
	Cleaning and security	2,858	2,764	2,739	2,858	2,764	2,739
	Electricity and water	920	1,045	1,233	920	1,045	1,233
	Advertising	2,529	2,510	2,507	2,529	2,510	2,507
	Maintenance	464	418	498	464	418	498
	Other	516	585	280	516	585	306

		13,364	12,602	13,104	13,327	12,565	13,067

C.	General and administrative expenses

	Insurance	408	565	473	408	565	473
	Salaries and social benefits	608	780	726	608	780	726
	Professional fees	530	439	480	506	417	459
	Bad debt	339	(27)	82	339	(27)	82
	Municipal taxes	663	859	924	663	859	924
	Other	209	230	182	209	230	170

		2,757	2,846	2,867	2,733	2,824	2,834

D.	Financing expenses, net

	Interest on long-term loans	8,459	14,038	4,058	7,876	13,148	3,379
	Interest expenses (income) on
	short-term loans and other,
	net	1,274	488	5,250	1,275	488	5,135

		9,733	14,526	9,308	9,151	13,636	8,514

E.	Other expenses, net

Other expenses of NIS 923 thousand (consolidated and Company) pertain to a provision for impairment in the value of assets (see Note 5(b) (3)). In 2004 other expenses of NIS 9,411 thousand pertain to a provision for impairment in the value of assets.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 14	–	Income Taxes (Consolidated and Company)

A.	Effective tax rate

The difference between the theoretical tax computed by the ordinary rates and the provision for income taxes follows:

	Consolidated
	Year ended December 31,
	2006	2005	2004
	Reported amounts	Reported amounts	Reported amounts
	(in thousand NIS)

Pre- tax income (loss)	(7,725)	(15,725)	(18,878)

Statutory tax rate	31%	34%	35%

Tax computed at the statutory rate	(2,395)	(5,347)	(6,607)
Disallowed expenses and other
differences, net	512	555	495
Losses and tax benefits in respect
of which no deferred taxes have
been recorded	1,833	4,792	6,112

differences, net	-	-	-

B.	The Company and the Subsidiary have received final tax assessments up to, and including, the 2002 tax-year.

C.	At December 31, 2006, the Company had carry-forward tax losses amounting to NIS 89 million.

D.	As of December 31, 2006 the Company did not record a deferred-tax asset of approximately NIS 27.5 million since its realization is not expected.

E.	On July 25, the Knesset passed an Amendment to the Income Tax Ordinance (No. 147), 2005 which stipulated, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26% and 2010 and thereafter – 25%.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 15	–	Interested and Related Parties (Consolidated and Company)

A.	Balances with related parties

	December 31,
	2006	2005
	Reported amounts	Reported amounts
	(in thousand NIS)

Interested parties - trade accounts receivable	30	60

Interested parties - trade accounts payable	-	1,123

Interested parties - expense payables	748	-

As for long-term liabilities to interested parties – see Note 9.

B.	Benefits granted to, and transactions with, interested parties:

		Year ended December 31,
		2006	2005	2004
		Reported amounts	Reported amounts	Reported amounts
		(in thousand NIS)

1.	Revenues:
	Rental and management fees (*)	2,417	2,688	2,896

2.	Benefits to an interested party employed
	by the Company:
	Salary and fringe benefits	581	572	843

3.	Investments in building (**)	4,449	4,070	-

4.	Pursuant to the decision of the Company’s board of directors, starting in 2002, long-term loans due to interested parties are linked to the CPI and bear no interest. The interest rate on loans from interested parties in 2001 stood at 5.2% above the CPI. It was also decided that – starting in 2002 – management fees would no longer be allocated to the interested parties.

(*) An area of 3,400 sq. m. is leased to Super-Sol Ltd. (an interested party).

(**) Construction work made by a company related to an interest party.

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 16	–	Linkage Terms of Monetary Balances

A.	Consolidated balance sheet

	Linked to CPI	Unlinked	Total
	(in thousand NIS)

December 31, 2006
Current assets
Cash and cash equivalents	-	2,702	2,702
Trade accounts receivable	-	2,229	2,229
Receivables and other current assets	177	511	688

	177	5,442	5,619

Long-term loans receivable	-	2,397	2,397

	177	7,839	8,016

Current liabilities
Short-term bank borrowings	7,353	18,500	25,853
Trade accounts payable	-	2,455	2,455
Payables and other current liabilities	-	4,997	4,997

	7,353	25,952	33,305

Long-term liabilities
Bank loans	135,511	-	135,511
Due to interested parties	53,768	-	53,768
Tenant deposits	545	-	545

	189,824	-	189,824

	197,177	25,952	223,129

December 31, 2005
Current assets
Cash and cash equivalents	-	81	81
Trade accounts receivable	-	2,567	2,567
Receivables and other current assets	119	1,901	2,020

	119	4,549	4,668

Long-term loans receivables	-	347	347

	119	4,896	5,015

Current liabilities
Short-term bank borrowings	6,930	12,162	19,092
Trade accounts payable	-	4,184	4,184
Payables and other current liabilities	-	4,264	4,264

	6,930	20,610	27,540

Long-term liabilities
Bank loans	143,278	-	143,278
Due to interested parties	33,319	-	33,319
Tenant deposits	532	-	532

	177,129	-	177,129

	184,059	20,610	204,669

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 16	–	Linkage Terms of Monetary Balances (Cont.)

B.	Company balance sheet

	Linked to CPI	Unlinked	Total
	(in thousand NIS)

December 31, 2006
Current assets
Cash and cash equivalents	-	2,670	2,670
Trade accounts receivable	-	2,225	2,225
Receivables and other current assets	89	511	600

	89	5,406	5,495

Long-term loans receivable	16,815	-	16,815

	16,904	5,406	22,310

Current liabilities
Short-term bank borrowings	7,148	18,500	25,648
Trade accounts payable	-	2,455	2,455
Payables and other current liabilities	-	4,902	4,902

	7,148	25,857	33,005

Long-term liabilities
Loans from banks	134,941	-	134,941
Due to interested parties	53,734	-	53,734
Tenant deposits	545	-	545

	189,220	-	189,220

	222,225	25,857	196,368

December 31, 2005
Current Assets
Cash and cash equivalents	-	36	36
Trade accounts receivable	-	2,563	2,563
Receivables and other current assets	135	1,901	2,036

	135	4,500	4,635

Long-term loans receivable	11,184	-	11,184

	11,319	4,500	15,819

Current liabilities
Short-term bank borrowings	6,740	12,162	18,902
Trade accounts payable	-	4,184	4,184
Payables and other current liabilities	-	4,245	4,245

	6,740	20,591	27,331

Long-term liabilities
Loans from banks	142,501	-	142,501
Due to interested parties	33,286	-	33,286
Tenant deposits	532	-	532

	176,319	-	176,319

	183,059	20,591	203,650

34

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 17	–	Condensed Financial Statements in Nominal Terms (Cont.)

A.	Balance sheets

	December 31,
	2006	2005
	(in thousand NIS)

Current assets
Cash and cash equivalents	2,670	36
Trade accounts receivable	2,225	2,563
Receivables and other current assets	600	2,036

	5,495	4,635

Investments, loans and long-term receivables	15,054	9,422

Fixed assets, net	111,362	105,682

Other assets	2,812	3,634

	134,723	123,373

Current liabilities
Short-term bank borrowings	25,648	18,902
Trade accounts payable	2,455	4,184
Payables and other current liabilities	4,902	4,245

	33,005	27,331

Long - term liabilities
Bank loans	134,941	142,501
Due to interested parties	53,734	33,286
Tenant deposits	545	532

	189,220	176,319

Shareholders' deficiency	(87,502)	(80,227)

	134,723	123,373

35

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands of NIS)

Note 17	–	Condensed Financial Statements in Nominal Terms (Cont.)

B.	Statements of operations

	Year ended December 31,
	2006	2005	2004
	(in thousand NIS)

Revenues	17,730	14,784	15,276

Operating expenses	12,828	12,028	12,238

Gross profit	4,902	2,756	3,038

General and administrative expenses	2,733	2,824	2,834

Operating income	2,169	(68)	204

Financing expenses, net	9,151	13,630	8,514

Loss before losses of the subsidiary	(6,982)	(13,698)	(8,310)

Losses of the Subsidiary	243	558	350

Loss for the year	(7,225)	(14,256)	(8,660)

36

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 17	–	Condensed Financial Statements in Nominal Terms

C.	Statements of changes in shareholders’ deficiency

	Share capital	Accumulated deficit	Total
	(in thousand NIS)

Balance - January 1, 2004	4,673	(62,034)	(57,361)

Loss for the year	-	(8,660)	(8,660)

Balance - January 1, 2005	4,673	(70,694)	(66,021)

Loss for the year	-	(14,256)	(14,256)

Balance - January 1, 2006	4,673	(84,950)	(80,277)

Loss for the year	-	(7,225)	(7,225)

Balance - December 31, 2006	4,673	(92,175)	(87,502)

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars

A.	Principles of translation

The Company’s statutory financial statements were originally prepared in adjusted NIS, with its nominal NIS data (presented in Note 17) translated into US dollars, in accordance with the guidelines received from the investor, as follows:

(1)	Up to, and including, December 31, 1992:

(a)	Balance sheet

Non-monetary items were translated at the exchange rate in effect on the transaction date.

All other assets and liabilities were translated at the exchange rate in effect on the balance-sheet date.

(b)	Statement of operations

Revenues and expenses were translated at the representative exchange rate in effect on the transaction date.

Differences arising from translation were included in financing expenses, net.

37

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

A.	Principles of translation (Cont.)

(2)	Commencing January 1, 1993

Commencing January 1, 1993, the Company’s financial data in nominal NIS was translated into dollars based on Statement No. 52 (“Foreign Currency Translation”) of the US Financial Accounting Standards Board. In this regard, in accordance with a pronouncement issued by the Emerging Issues Task Force (“EITF”), effective January 1, 1993, Israel was no longer considered to have a hyperinflationary economy and, accordingly, effective January 1, 1993, the translation was performed as described below:

Opening balances on January 1, 1993 were derived from the December 31, 1992 financial statements in dollars (translated pursuant to the guidelines mentioned above), which were translated back into NIS based on the representative exchange rate on that date and became the new, nominal basis in NIS. At the end of all reported periods subsequent to January 1, 1993, the nominal NIS financial data has been translated as follows:

(a)	Balance sheet

Assets and liabilities have been translated into dollars based on the representative exchange rate in effect as of the respective balance sheet dates. Amounts relating to share capital and receipts on account of shares have been translated into dollars based on the representative exchange rate in effect as of the date of the transaction.

(b)	Statement of operations

Revenues and expenses have been translated at average exchange rates during the respective reporting periods.

(c)	Differences arising from translation have been recorded as a separate component of shareholders’ deficiency.

(3)	See Note 2L for data relating to the representative exchange rate of the dollar.

(4)	Dollar amounts herein should not be construed, except where otherwise indicated in the financial statements, as a representation that NIS amounts actually represent or could be converted into dollars.

38

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

A.	Principles of translation (Cont.)

(5)	NIS amounts in this note are presented for comparative purposes only, and represent the opening balances on January 1, 1993 in NIS as per (2) above, after giving effect to the recording of all transactions since that date in nominal NIS.

B.	Condensed consolidated balance sheets

	December 31,		December 31,
	2006	2005	2006	2005
	(in thousand NIS)		(in thousand US dollars)

Current assets
Cash and cash equivalents	2,702	81	640	18
Trade accounts receivable	2,229	2,567	528	558
Receivables and other current assets	688	2,020	164	440

	5,619	4,668	1,332	1,016

Investments, loans and long-term receivables	2,397	347	567	75

Fixed assets, net	150,484	142,010	35,618	30,852

Other assets	3,322	4,015	786	872

	161,822	151,040	38,303	32,815

Current liabilities
Short-term bank borrowings	25,853	19,092	6,119	4,148
Trade accounts payable	2,455	4,184	581	909
Payables and other current liabilities	4,997	4,264	1,183	926

	33,305	27,540	7,883	5,983

Long - term liabilities
Bank loans	135,511	143,278	32,074	31,127
Due to interested parties	53,768	33,319	12,726	7,239
Tenant deposits	545	532	129	116

	189,824	177,129	44,929	38,482

Shareholders' deficiency	(61,307)	(53,629)	(14,509)	(11,650)

	161,822	151,040	38,303	32,815

39

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

C.	Condensed consolidated statements of operations

	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
	(in thousand NIS)			(in thousand US dollars)

Revenues	18,129	15,172	15,781	4,280	3,363	3,521

Less:
Operating, general and administrative expenses	11,620	11,534	11,860	2,749	2,558	2,647
Depreciation and amortization	4,455	3,841	3,734	1,052	851	833

	16,075	15,375	15,594	3,801	3,409	3,480

Operating income	2,054	(203)	187	479	(46)	41
Financing expenses, net	9,732	14,518	9,304	2,307	3,197	2,071

Loss before comprehensive income	(7,678)	(14,721)	(9,117)	(1,828)	(3,243)	(2,030)

Other comprehensive income:
Translation adjustment	-	-	-	(1,031)	625	(199)

Comprehensive loss	(7,678)	(14,721)	(9,117)	(2,859)	(2,618)	(2,229)

40

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

D.	Condensed statements of changes in shareholders’ deficiency

	Share capital	Cumulative other comprehensive income	Accumulated deficit	Total
	N I S

Balance -January 1, 2004	8,052	(3,698)	(34,145)	(29,791)
Loss for the year	-	-	(9,117)	(9,117)

Balance - December 31, 2004	8,052	(3,698)	(43,262)	(38,908)
Loss for the year	-	-	(14,721)	(14,721)

Balance - December 31, 2005	8,052	(3,698)	(57,983)	(53,629)
Loss for the year	-	-	(7,678)	(7,678)

Balance - December 31, 2006	8,052	(3,698)	(65,661)	(61,307)

	Share capital	Cumulative other comprehensive income	Accumulated deficit	Total
	US dollars

Balance - January 1, 2004	2,913	(2,034)	(7,682)	(6,803)
Translation adjustment	-	(199)	-	(199)
Loss for the year	-	-	(2,030)	(2,030)

Balance- December 31, 2004	2,913	(2,233)	(9,712)	(9,032)
Translation adjustment	-	625	-	625
Loss for the year	-	-	(3,243)	(3,243)

Balance- December 31, 2005	2,913	(1,608)	(12,955)	(11,650)
Translation adjustment	-	(1,031)	-	(1,031)
Loss for the year	-	-	(1,828)	(1,828)

Balance- December 31, 2006	2,913	(2,639)	(14,783)	(14,509)

41

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

E.	Condensed consolidated statements of cash flows

	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
	(in thousand NIS)			(in thousand US dollars)

Cash Flows - Operating Activities

Loss for the year	(7,678)	(14,721)	(9,117)	(1,828)	(3,243)	(2,030)
Adjustments required to present cash flows from
operating activities (Appendix A)	4,467	9,640	3,312	898	2,210	707

Net cash used in operating activities	(3,211)	(5,081)	(5,805)	(930)	(1,033)	(1,323)

Cash Flows - Investing Activities
Additions to fixed assets	(12,236)	(11,483)	(812)	(2,896)	(2,495)	(188)
Investment in long term loan	(2,050)	-	-	(498)	-	-
Other assets	-	33	(39)	-	7	(9)

Net cash used in investing activities	(14,286)	(11,450)	(851)	(3,394)	(2,488)	(197)

Cash Flows - Financing Activities
Proceeds of long-term loans from interested parties	20,757	11,094	4,077	4,945	2,410	946
Repayment of long-term bank loans	(6,977)	(4,876)	(8,357)	(1,651)	(1,059)	(1,940)
Short-term bank borrowings, net	6,338	10,346	10,958	1,396	2,480	2,518

Net cash provided by financing activities	20,118	16,564	6,678	4,690	3,831	1,524

Effects of exchange rate changes	-	-	-	256	(304)	1

Increase in cash and cash equivalents	2,621	33	22	622	7	5
Cash and cash equivalents at the beginning of year	81	48	26	18	11	6

Cash and cash equivalents at the end of year	2,702	81	48	640	18	11

42

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

Appendix A:	–	Adjustments required To Present Cash Flows from Operating Activities

	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
	(in thousand NIS)			(in thousand US dollars)

Income and expenses not involving cash flows:

Depreciation and amortization	4,455	3,833	3,761	1,052	851	833
Effect of exchange rates and linkage on long-term loans	(675)	4,925	741	(160)	1,082	168
Increase (decrease) in accrued severance pay	-	(5)	(5)	-	(1)	(1)

	3,780	8,753	4,497	892	1,932	1,000

Changes in assets and liabilities:
Decrease (increase) in trade receivables and
other current assets	1,670	(1,920)	(241)	224	(338)	(73)
Increase (decrease) in trade accounts payable and
other current liabilities	(996)	3,121	(972)	(222)	683	(226)
Increase (decrease) in tenants deposits	13	(314)	28	4	(67)	6

	687	887	(1,185)	6	278	(293)

	4,467	9,640	3,312	898	2,210	707

Appendix B	–	Non-cash transactions

Conversion of short-term loan into long-term loan	-	101,998	-	-	22,159	-

43

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 18	–	Condensed Consolidated Financial Information in U.S. Dollars (Cont.)

F.	Comparison of shareholders’ deficiency

	December 31,
	2006	2005
	US dollars

Primary financial statements in adjusted NIS,
translated into dollars (1)	(11,433)	(8,816)

Financial information in U.S. dollars	(14,509)	(11,650)

		Year ended December 31,
		2006	2005	2004
		US dollars

G.	Comparison of net income (loss)

	Primary financial statements in adjusted NIS,
	translated into dollars (1)	(1,828)	(3,416)	(4,382)

	Financial information in U.S. dollars	(1,828)	(3,243)	(2,030)

(1)	Translated into dollars using the representative exchange rate as of each balance sheet date.

44

BAY HEART LTD.
NOTES TO THE FINANCIAL STATEMENTS

Note 19	–	Material Difference Between Israeli GAAP and US GAAP

The Company’s consolidated financial statements conform to accounting principles generally accepted in Israel (“Israeli GAAP”), which differ in certain respects from those generally accepted in the United States of America (‘US GAAP”). With respect to these financial statements, the difference between Israeli and US GAAP relates to accounting for the effect of inflation.

In accordance with Israeli GAAP, the Company’s consolidated financial statements through December 31, 2003 are expressed in terms of a uniform monetary unit – the inflation-adjusted new Israeli shekel – which follows an adjustment in respect of the changes in the Israeli CPI. (see Note 2A). This inflation adjustment was required under pronouncements of the Institute of Certified Public Accountants in Israel and reflects the effect of changes in the general price level in the Israeli economy. Such adjustment is not required under US GAAP.

In accordance with Israeli GAAP, the Company’s liability for severance pay is presented in net value, not including liability that is covered by the employees insurance policies. In addition, the Company does not present the deposited funds as an asset in the balance sheet.

In accordance with the US GAAP, the Company’s liability for severance pay should be presented in the amount of NIS 835 thousand and the employees deposited funds should be acknowledged in the Company’s financial statement as of December 31, 2006 as a asset in the amount of NIS 835 thousand.

45

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEPENDENT AUDITORS' REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD.

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2007 and 2006, and the consolidated balance sheets as of those dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and on a consolidated basis – as of December 31, 2007 and 2006, and the results of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in Israel.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Member firm Deloitte Touche Tohmatsu

Haifa, Israel, January 28, 2008

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

March 5, 2007	Haifa, Israel,	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

To the shareholders of

C.D. PACKAGING SYSTEMS LTD.

We have audited the financial statements of C.D. Packaging Systems Ltd. (hereafter – the Company) and the consolidated financial statements of the Company and its consolidated subsidiary: balance sheets as of December 31, 2005 and 2004 and statements of income (loss), changes in shareholders’equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of operations, changes in shareholders’ equity and cash flows – of the Company and consolidated –for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted (“GAAP”) in Israel. Also, in our opinion, except for failure to meet the requirements of the Securities Regulations (Presentation of Transactions between a Corporation and its Controlling Shareholder in the Financial Statements), 1996, as explained in note 11, and except for the exclusion of certain specifications, as explained in that note, the abovementioned financial statements have been prepared in accordance with the Securities (Preparation of Annual Financial Statements) Regulations, 1993.

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

To the board of directors and
supervisory board of
Eurochem Maritime B.V.

AUDITORS’ REPORT

We have audited the financial statements for consolidation purposes 2007 of Eurochem Maritime B.V., Amsterdam, which comprise the balance sheet as at 31 December, 2007 and 2006, the profit and loss account, the statement of changes in shareholder’s equity and the statements of cash flows for each of the two years in the period ended December 31, 2007 and the notes.

Management’s responsibility

Management is responsible for the preparation and fair presentation of the financial statements for consolidation purposes in accordance with international accepted accounting principles and accounting principles generally accepted in the Netherlands. This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of the financial statements in question that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

auditor’s responsibility

Our responsibility is to express an opinion on the afore mentioned financial statements based on our audit. We conducted our audit in accordance with Dutch law and the Public Company Accounting Oversight Board (PCOAB, United States of America). Dutch Law as well as PCAOB requires that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the afore mentioned financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to give a true and fair view of the financial position of Eurochem Maritime B.V. as at 31 December, 2007 and 2006 and of its results, statement of changes in shareholder’s equity and statement of cash flows for each of the two years in the period ended December 31, 2007 in accordance with international accepted accounting principles and accounting principles generally accepted in the Netherlands.

Rotterdam, 27 February 2008

MAZARS PAARDEKOOPER HOFFMAN ACCOUNTANTS N.V.

A.G. de Nijs RA

To the board of directors of
Chem-Tankers C.V.

AUDITORS’ REPORT

We have audited the financial statements for consolidation purposes 2007 of Chem-Tankers C.V., Maarssen, which comprise the balance sheet as at 31 December, 2007 and 2006, the profit and loss account and the statements of cash flows for each of the two years in the period ended December 31, 2007 and the notes.

MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation and fair presentation of the financial statements for consolidation purposes in accordance with international accepted accounting principles and accounting principles generally accepted in the Netherlands. This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of the financial statements in question that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

AUDITOR’S RESPONSIBILITY

Our responsibility is to express an opinion on the afore mentioned financial statements based on our audit. We conducted our audit in accordance with Dutch law and the Public Company Accounting Oversight Board (PCOAB, United States of America). Dutch Law as well as PCAOB requires that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the afore mentioned financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

OPINION

In our opinion, the financial statements referred to give a true and fair view of the financial position of Chem-Tankers C.V. as at 31 December, 2007 and 2006 and of its results and statement of cash flows for each of the two years in the period ended December 31, 2007 in accordance with international accepted accounting principles and accounting principles generally accepted in the Netherlands.

Rotterdam, 25 February 2008

MAZARS PAARDEKOOPER HOFFMAN ACCOUNTANTS N.V.

A.G. de Nijs RA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders of

Hod Hasharon Sport Center Limited

We have audited the balance sheets of Hod Hasharon Sport Center Limited (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Somekh Chaikin

Certified Public Accountants (Isr)

Tel Aviv, Israel

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders of

Hod Hasharon Sport Center (1992) Limited Partnership

We have audited the balance sheets of Hod Hasharon Sport Center (1992) Limited Partnership (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Somekh Chaikin

Certified Public Accountants (Isr)

Tel Aviv, Israel

February 26, 2008