Form 10-Q
period 2008-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2008-05-07
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer's Class A Stock, its only authorized common stock, is 57,702,532 (as of April 29, 2008).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS AS OF	March 31, 2008	December 31, 2007
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$30,090	$44,267
Marketable securities	22,516	22,459
Account receivable	118,211	106,665
Deposits, notes and loans receivable	14,046	13,737
Inventories	44,762	28,928
Other assets	26,556	23,164

Total current assets	256,181	239,220

Non-current assets:
Investments	373,399	371,791
Fixed assets, less accumulated depreciation of $5,493 and $3,697	89,615	73,007
Deposits, notes and loans receivable	4,046	3,738
Deferred tax	15,283	11,637
Other assets	17,271	15,557
Goodwill	54,526	50,406
Intangible assets	9,735	9,433

Total Non-current assets	563,875	535,569

TOTAL ASSETS	$820,056	$774,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY AS OF	March 31, 2008	December 31, 2007
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$149,135	$136,612
Accounts payable, accrued expenses and others	95,234	73,769

Total current liabilities	244,369	210,381

Long term liabilities:
Notes and loans payable	198,816	187,405
Debentures	85,791	79,350
Deferred tax	3,068	3,275
Other long term liabilities	14,507	12,760

Total long term liabilities	302,182	282,790

Total liabilities	546,551	493,171

Minority interests, net	17,631	23,206

SHAREHOLDERS' EQUITY
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321
and 63,277,321 shares; outstanding 57,702,532 and 57,702,532 shares	63,277	63,277

Additional paid-in capital	190,113	189,899

Retained earnings	37,656	47,931

Accumulated other comprehensive loss	(7,298)	(14,821)

Treasury stock, at cost	(27,874)	(27,874)

Total shareholders' equity	255,874	258,412

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$820,056	$774,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2008	2007
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$125,612	$-
Equity in earnings (losses) of affiliates	585	(17)
Realized gains on investments	412	37
Realized and unrealized gains on marketable securities	100	1
Interest income	648	446
Leisure-time income	726	622
Gain from change in ownership interest at a subsidiary	490	-
Other income	156	-

Total revenues	128,729	1,089

EXPENSES:
Chemical expense	119,098	-
Loss from impairment of investments		484
Interest expense	4,425	1,844
Translation loss	13,223	1,006
Marketing expense	3,097	-
Other (mainly general and administrative)	7,946	2,052

Total expenses	147,789	5,386

Loss before income taxes	(19,060)	(4,297)
Provision for income taxes (tax benefits)	(827)	23

Loss after income taxes (tax benefits)	(18,233)	(4,320)
Minority interests in profits (losses) of subsidiaries, net	(7,958)	47

Loss from continuing operations	(10,275)	(4,367)

Discontinued operation:
Loss from operation of discontinued, net of tax	-	(682)

Net Loss for the period	(10,275)	(5,049)

Basic and diluted EPS:
Loss from continuing operations	(0.18)	(0.10)
Discontinued operations	-	(0.01)

	$(0.18)	$(0.11)

Shares used in calculation (in thousands)	57,703	45,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2008	2007
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(10,275)	$(5,049)
Adjustments to reconcile net (income)loss for the period to net cash from operating activities:
Equity in loss (earnings) of affiliates	(585)	17
Realized and unrealized gains on investments, net	(511)	(39)
Depreciation expense	959	479
Amortization	556	(389)
Non cash stock based compensation	214	183
Gain from change in ownership interest at a subsidiary	(490)	-
Loss from impairment of investment	-	484
Translation loss	13,223	1,237
Minority interests	(7,958)	(34)
Increase in Inventories	(13,076)	-
Increase in accounts receivable	(4,894)	-
Increase in other assets	(1,465)	(1,046)
Increase (decrease) in accounts payable, accrued expenses and others	15,616	(314)
Investments made in trading securities	(79)	-
Proceeds from sale of trading securities	1,284	371
Dividends received from affiliates	510	59

Net cash used in operating activities	(6,971)	(4,041)

Cash flows from investing activities:

Investments made in affiliates	(1,714)	(552)
Proceeds from sale of investments	419	37
Proceeds from sale of fixed asset	79	-
Capital improvements	(14,022)	(486)

Net cash used in investing activities	(15,238)	(1,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2008	2007
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$7,874	$27,164
Notes and loans payable repaid	(47)	(26,522)
Contribution to partnership by minority	-	78

Net cash provided by financing activities	7,827	720

Effect of exchange rate changes on cash and cash equivalents	205	(191)

Net decrease in cash and cash equivalents	(14,177)	(4,513)
Cash and cash equivalents at beginning of Period	44,267	36,733

Cash and cash equivalents at end of period	$30,090	$32,220

Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of a convertible debenture in subsidiary	1,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

Unaudited

	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	258,412
CHANGES DURING 2008:
Net Loss for the period				(10,275)			(10,275)
Other comprehensive income (loss):
Foreign currency translation
adjustments					7,673		7,673
Unrealized gain on marketable
securities					(150)		(150)

Total comprehensive loss							(2,752)
Compensation expense recognized under
SFAS 123R			214				214

BALANCE AT MARCH 31, 2008	63,277	63,277	190,113	37,656	(7,298)	(27,874)	255,874

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. Dollars in thousands)

Unaudited

	Class A stock
	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING 2007:
Net income for the period						(5,049)			(5,049)
Foreign currency
translation adjustments							298		298
Sale of foreign currency
translation adjustment

Total comprehensive loss									(4,751)
Adjustment upon adoption of
FIN 48						(2,000)			(2,000)
Change in deferred tax
asset relating to adoption
of FIN 48						2,000			2,000
Shares issued for
investment made	8,603	8,603	(40,000)	31,397					-
Shares issued upon
conversion of convertible
note
Compensation expense
recognized under SFAS 123R				183					183
Issuance of shares for
exercise of Warrants

BALANCE AT MARCH 31, 2007	54,931	54,931	-	158,525	308	35,116	(16,761)	(27,874)	204,245

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2007 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2007 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.

3.	Recently Issued Accounting Pronouncements

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in process of evaluating the impact, if any, the adoption of SFAS 141R will have on the Company’s consolidated results of operations or financial position.

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

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments that have original maturity dates of three months or less and are readily convertible into cash.

Cash equal to $12.0 million has been placed as a compensating balance for various loans provided to the Company.

5.	East Mediterranean Gas Company

Through December 31, 2006, the Company, through Merhav Ampal Energy, Ltd. (“MAE”), a wholly-owned subsidiary of the Company, purchased from Merhav M.N.F. Ltd. (“Merhav”) in series of transactions a total of 12.5% beneficial interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”), for total considerations of $259.9 million..

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

In connection with the Company’s investment in EMG, the Company issued to Merhav a convertible promissory note (the “Convertible Promissory Note”) in the principal amount of $20 million, which at the option of Merhav, was payable in cash, additional shares of Ampal Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007, or upon demand by Merhav On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

On November 29, 2007, Ampal and the Israeli Infrastructure Fund (“IIF”), leading a group of institutional investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav, which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav‘s operations, Merhav would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal or by IIF. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

6.	Acquisition of Gadot

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

7.	Fair value measurement

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, the company is required to provide additional disclosures within its condensed consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS 157 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on the company’s own assumptions used to measure assets and liabilities). A financial asset’s or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company also adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years after November 15, 2007. The Company did not elect to apply the fair value option available under SFAS 159 for any of its eligible instruments.

Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2008 consisted of the following (in thousands):

Fair Value Measurements as at March 31, 2008 Using:

	Level 1	Level 2	Total

Trading securities	$5,905	$650	$6,555
Available for sale securities	15,961		15,961
Derivative Assets	551		551

Marketable securities that are classified in level 1 consist of available-for-sale and trading securities for which market prices are readily available, marketable securities that are classified in level 2 consist of trading securities for which quoted prices in active broker’s market. The fair value of derivative assets are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

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

The chemical segment consists of the investment in Gadot, a 65.5% owned subsidiary of Ampal which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply natural gas to Israel through a pipeline to be constructed from Egypt to Israel.

The real estate rental segment previously consisted of operations of Am-Hal Ltd. (“Am-Hal”), a wholly-owned subsidiary which owns and operates a chain of senior citizen facilities located in Israel. On August 5, 2007, the Company sold all of its interest in Am-Hal .

The leisure-time segment consists of an affiliate Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary, all located in Israel.

The finance segment consists of all other activities which are not part of the above segments.

THREE MONTHS ENDED MARCH 31,	2008	2007
(Dollars in thousands)

Revenues:
Chemicals	$126,103	$-
Finance	1,315	501
Leisure-time	726	622
Intercompany adjustments	-	(17)

	128,144	1,106
Equity	585	(17)

Total consolidated revenues	$128,729	$1,089

Pretax Operating Gain (loss):
Chemicals	$(2,217)	$-
Finance	(17,576)	(4,391)
Leisure-time	148	111

	(19,645)	(4,280)
Equity	585	(17)

Total consolidated pretax gain (loss)	$(19,060)	$(4,297)

Total Assets:
Chemicals	$381,582	$-
Finance	430,396	333,588
Energy	361,323	259,860
Real Estate	-	75,873
Leisure-Time	3,475	3,282
Intercompany adjustments	(356,720)	(272,630)

Total consolidated assets	$820,056	$399,973

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

9.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the periods ended March 31, 2008 and 2007 because such shares are anti-dilutive.

(Shares in thousands)	Three Months ended March 31,
	2008	2007

Options and Rights	2,435	2,164

10.	LEGAL PROCEEDINGS:

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

On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. (“Arieh”) in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. In March 2008, the dispute was submitted to mediation by order of the court, with the consent of the parties.

11.	SUBSEQUENT EVENTS

On April 29, 2008, the Company completed its Series B debenture offering in Israel. Ampal accepted subscriptions in the amount of NIS 577.8 million (approximately $165.7 million) for its Series B debentures. The debentures are linked to the Israeli consumer price index and will carry an annual interest rate of 6.6%.

On April 29, 2008 Gadot, a subsidiary of Ampal, signed an agreement with its partner to liquidate Chem-Tankers C.V., a partnership which provides shipping service of chemicals. The agreement divides the shipping lines, the ships and other fixed assets between the partners. According to the agreement the Company will continue to operate the shipping lines which were operated by it prior to the formation of the partnership in 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

As used in this Quarterly Report on Form 10-Q, the term “Company” refers to Ampal – American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

The preparation of Ampal’s consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“US GAAP”)which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a summary of all of Ampal’s significant accounting policies.

No significant updates were occurred since our last annual report on forn 10-K, except of revenue recognition policy results from recent acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot Chemical Tankers and Terminals Ltd., an Israeli Company (“Gadot”).

Revenue Recognition

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

Recently Issued Accounting Pronouncements

        SFAS No. 141R – Business Combinations

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in process of evaluating the impact, if any, the adoption of SFAS 141R will have on the Company’s consolidated results of operations or financial position.

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

        SFAS No. 161

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

Results of Operations

Three months ended March 31, 2008 compared to Three months ended March 31, 2007

The Company recorded a consolidated net loss of $10.3 million for the three months ended March 31, 2008 compared to a net loss of $5.0 million for the same period in 2007. The increase in loss is primarily attributable to an increase in interest expense, translation loss and loss from operations of Gadot for the three months ended March 31, 2008 as compared to the same period in 2007. This increase in loss was partially offset by increase in gain from affiliates, other income and increase in realized gain from investments.

In the three months ended March 31, 2008 the company includes the results of operations from Gadot, which was purchased on December 3, 2007. Below are data from Gadot results of operations (in millions of dollar):

Chemical income	-	126.1

Chemical Expense	-	119.1

Marketing Expense	-	3.1

Other expense	-	4.9

Interest expense	-	1.3

Net loss	-	(0.6)

Gadot experienced certain increase in its Chemical activity in the first quarter. Part of the increase was attributed to the impact of revenues from Gadot recent purchase in Europe, Finlog. Finlog provides logistic service throughout Western Europe.

In the marine shipping activity Gadot in the first quarter of 2008 continued to invest in building additional ships in an amount of approximately $14 million. On April 29, 2008 Gadot, signed an agreement with its partner to liquidate Chem-Tankers C.V., a partnership which provides shipping service of chemicals. The agreement divides the shipping lines, the ships and other fixed assets between the partners. According to the agreement the Company will continue to operate the shipping lines which were operated by it prior to the formation of the partnership in 2005. The management of Gadot believes that there will be no material impact on the results of operations of Gadot.

During the first quarter of 2008 the US dollar continued to devalue against the New Israeli Shekel. This devaluation had certain adverse effect on the result of Gadot.

In the three months ended March 31, 2008, the Company recorded a $4.4 million interest expense, as compared to a $1.8 million interest expense for the same period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot in December 2007, and the interest expense of Gadot which the Company included for the first time in 2008.

In the three months ended March 31, 2008, the Company recorded a $13.2 million translation loss, as compared to a $1.0 million translation loss for the same period in 2007. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. dollar.

Equity in earnings of affiliates increased to a net gain of $0.6 million for the three months ended March 31, 2008, compared to a net loss of $17 thousand for the same period in 2007. The increase is primarily attributable to the earnings from Gadot’s affiliates which were included for the first time in three months ended March 31, 2008.

In the three month period ended March 31, 2008, the Company recorded $0.6 million of other income. The income is mostly attributable to diluted gain from issuance of shares by Gadot. In 2007 the Company did not record any other income

In the three month period ended March 31, 2008, the Company recorded $0.4 million of net realized gain on investments, compared to $37 thousand of net realized gain in the same period in 2007. The net gain recorded in 2008 was primarily attributable to the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies, Telecom Partners (“TP”) ($0.3 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) ($0.1 million gain).

On August 5, 2007, the Company completed the sale of Am-Hal Ltd (“Am-Hal”). Am-Hal was a wholly owned subsidiary which owned and operated a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for the three months ended March 31, 2007.

Results of operations analyzed by segments for three months ended March 31:

	2008	2007
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$126,103	$-
Energy	-	-
Finance	1,315	501
Leisure-time	726	622
Intercompany adjustments	-	(17)

	128,144	1,106
Equity in earning of affiliates	585	(17)

Total	$128,729	$1,089

In the three months ended March 31, 2008, the Company recorded $128.7 million in revenue which was comprised of $126.1 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $1.3 million in the Finance segment, $0.7 million in the Leisure-Time segment and a $0.6 million gain in Equity in earnings of affiliates, as compared to $1.1 million for the same period in 2007 which was comprised of $0.5 million in the Finance segment, $0.6 million in the Leisure-Time segment and a $17 thousand loss in Equity in earnings of affiliates. The increase in the Finance segment revenue is primarily related to the increase in realized and unrealized gains on marketable securities.

	2008	2007
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$128,320	$-
Energy	$-	-
Finance	18,891	4,875
Leisure-time	578	511

Total	$147,789	$5,386

In the three months ended March 31, 2008, the Company recorded $147.8 million in expenses which was comprised of $128.3 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $18.9 million in the Finance segment and $0.6 million in the Leisure-Time segment, as compared to $5.4 million expense for the same period in 2007 which was comprised of $4.9 million in the Finance segment and $0.5 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the $13.2 million translation loss which was recorded due to the change in the valuation of the New Israeli Shekel as compared to the U.S. dollar and to the increase in interest expense relate to the notes payable which the company received to finance the purchase of Gadot in December 2007.

Liquidity and Capital Resources

        Cash Flows

On March 31, 2008, cash, cash equivalents and marketable securities were $52.6 million, as compared with $66.7 million at December 31, 2007. The decrease is primarily attributable to the purchase of a ship by Gadot.

As of March 31, 2008, the Company had $22.5 million of marketable securities as compared to $22.5 million in 2007.

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

        Cash flows from operating activities

Net cash used in operating activities totaled approximately $7.0 million for the three months ended March 31, 2008, compared to approximately $4.0 million used in operating activities for the same period in 2007. The increase in cash used is primarily attributable to the increase in operation loss due to the increase in interest expense and the loss attributable to Gadot operations.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $15.2 million for the three months ended March 31, 2008, compared to approximately $1.0 million used in investing activities for the same period in 2007. The increase in cash used in is primarily attributable to the payment for ships purchased by Gadot and investment in Bay Heart Ltd. (“Bay Heart”) ($1.0 million).

        Cash flows from financing activities

Net cash provided by financing activities was approximately $7.8 million for the three months ended March 31, 2008, compared to approximately $0.7 million of net cash provided by financing activities for the same period in 2007.

In the three months ended March 31, 2008, the Company received $7.9 million notes payable, while in 2007 the Company paid down its existing notes payable to Bank Hapoalim Ltd. (“Bank Hapoalim”) in the amount of $26.5 million while borrowing an additional $27.2 million under a loan facility with Bank Hapoalim.

Investments

In the three months ended March 31 2008, the Company made an additional investment in the form of a $1.0 million loan to Bay Heart.

In the three months ended March 31, 2008, the Company disposed of the following investments:

During March 2008 the company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of TP.

On February 29, 2008, the Company sold certain assets of FIMI for $0.1 million.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2008-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. (“UBI”) and Israel Discount Bank Ltd (“IDB”). As of March 31, 2008, the outstanding indebtedness under these bank loans totaled $103.7 million and the loans mature through 2008-2019.

As of March 31, 2008, the Company has a $17 million loan with UBI, a $10 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $7 million bearing interest at rates between 4.3% and 4.8% to be repaid until 2009.

As of March 31, 2008 the Company has a $22.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of March 31, 2008, the Company is in compliance with its debt covenants.

As of March 31, 2008 the Company has a $103.2 million loan from institutional investors to Merhav Ampal Energy Holdings, LP. (the “Partnership”). In connection with the Partnership’s purchase of an interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company, the investors own 50% of the Partnership. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties, but with a minimum term of one year.

A short term loan from Bank Hapoalim in the amount of $3.5 million bears interest of 7.1% and is to be repaid by March 31, 2009.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of March 31, 2008, the outstanding debt under the notes amounts to $72.4 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10,207,000 with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of March 31, 2008, the outstanding amount of the deposit was $8.1 million. Prior to the issuance of the debentures, Midroog Ltd., an affiliate of Moody’s Investors Service, rated the debentures as A3, which rating was raised to A2 in March 2008.

        Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 (the “Credit Facility”), between Merhav Ampal Energy, Ltd. (“MAE”) and IDB, for approximately $60.7 million. The Credit Facility is divided into two equal loans of approximately $30.35 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first two years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

        On April 29, 2008 the company completed its Series B debenture offering in Israel. Ampal accepted subscriptions in the amount of NIS 577.8 million (approximately $165.7 million) for its Series B debentures. The debentures are linked to the Israeli consumer price index and will carry an annual interest rate of 6.6%.

        Other long term borrowings in the amount of $0.3 million are linked to the Consumer Price Index in Israel, mature between 2008 and 2010 and bear annual interest of 5.7%.

        As of March 31, 2008, Gadot had $0.7 million outstanding under its convertible debentures. Gadot’s debentures were listed on the Tel Aviv Stock Exchange (“TASE”) in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable in two equal annual installments on December 5, 2008 and 2009. The debentures are convertible into ordinary shares of Gadot, commencing from the date they were listed on the TASE until December 5, 2009.

        As of March 31, 2008, Gadot had $12.7 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

        As of March 31, 2008, Gadot has short term loans payable in the amount of $107.5 million and long term loans payable in the amount of $33.3 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 5.73% to 6.09%. The various long term loans payable are either unlinked, linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 4.82% to 6.90%.

        The weighted average interest rates and the balances of these short-term borrowings at March 31, 2008 and December 31, 2007 were 6.04% on $149.1 million and 6.3% on $136.6 million, respectively.

As of March 31, 2008, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $22.7 million. These include:

1.	A $5.7 million guarantee on indebtedness incurred by Bay Heart in connection with the development of the property. Bay Heart recorded losses in 2008 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $1.1 million guarantee to Galha (1960) Ltd. (“Galha”) if a final judgment is entered against the Company in the Tel Aviv District Court. (See Part II – Item 1 “Legal Proceedings”)

3.	A $15.9 million guarantee of Gadot for outstanding loans.

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

        As of March 31, 2008, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $17.7 million and contracts to sell U.S. dollars and buy Euros in the amount of $12.7 million.

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

        Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcome may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

        The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2008, and are sensitive to the above market risks.

During the three months ended March 31, 2008, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2007.

Interest Rate Risks

        As of March 31, 2008, the Company had financial assets totaling $42.1 million and financial liabilities totaling $433.7 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

        As March 31, 2008, the Company did not have fixed rate financial assets and had variable rate financial assets of $42.1 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

        As of March 31, 2008, the Company had fixed rate debt of $207.2 million and variable rate debt of $226.5 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $1.7 million.

        The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $1.4 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

        The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of March 31, 2008, the Company had open foreign exchange forward contracts to purchase U.S. dollars and sell Euros in the amount of $17.7 million and contracts to sell U.S. dollars and buy Euros in the amount of $12.7 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $2.0 million, and regarding the statements of operations, a ten percent devaluation of the U.S. Dollar exchange rate would result in a net increase in earnings and cash flows of $20.9 million, and a ten percent devaluation of the Euro exchange rate would result in a net increase in earnings and cash flows of $0.5 million.

Equity Price Risk

The Company’s investments at March 31, 2008 included trading marketable securities which are recorded at a fair value of $6.5 million, including a net unrealized gain of $0.8 million, and $16.0 million of trading securities that are classified as Available for sale, including a net unrealized loss of $0.4 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $2.3 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

On January 1, 2002, Galha filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 11,560,000 ($3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,172,000 ($1,085,000) if a final judgment against the Company will be given.

On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. (“Arieh”) in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. In March 2008, the dispute was submitted to mediation by order of the court, with the consent of the parties.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

4.a	English translation of the original Hebrew language Trust Deed dated April 6, 2008 between Ampal-American Israel Corporation and Clal Financial Trusts 2007 Ltd., and its amendments.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2008

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

4.a	English translation of the original Hebrew language Trust Deed dated April 6, 2008 between Ampal-American Israel Corporation and Clal Financial Trusts 2007 Ltd., and its amendments.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.