Form 10-Q
period 2008-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2008-08-05
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes ☐   No ☒

          The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 58,086,165 (as of July 28, 2008).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2008	December 31, 2007

(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$136,457	$44,267
Marketable securities	23,552	22,459
Accounts receivable	134,082	106,665
Deposits	35,678	13,737
Inventories	36,822	28,928
Other assets	22,818	23,164

Total current assets	389,409	239,220
Non-current assets:
Investments	375,090	371,791
Fixed assets, less accumulated depreciation of $8,168 and $3,697	97,604	73,007
Deposits	36,314	3,738
Deferred income taxes	15,509	11,637
Other assets	16,979	15,557
Goodwill	57,030	50,406
Intangible assets	13,502	9,433

Total Non-current assets	612,028	535,569

	$1,001,437	$774,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY AS OF	June 30, 2008	December 31, 2007

(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$154,161	$136,612
Accounts payable, accrued expenses and others	94,054	73,769

Total current liabilities	248,215	210,381

Long term liabilities:
Notes and loans payable	220,461	187,405
Debentures	268,860	79,350
Deferred income taxes	2,466	3,275
Other long term liabilities	13,351	12,760

Total long term liabilities	505,138	282,790

Commitments and Contingencies

Total liabilities	753,353	493,171

Minority interests, net	2,969	23,206

SHAREHOLDERS’ EQUITY
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares; outstanding 57,792,282 and 57,702,532 shares	63,277	63,277

Additional paid-in capital	190,317	189,899

Retained earnings	20,127	47,931

Accumulated other comprehensive loss	(1,181)	(14,821)

Treasury stock, at cost	(27,425)	(27,874)

Total shareholders’ equity	245,115	258,412

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,001,437	$774,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2008	2007

(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$277,171	$–
Equity in earnings (losses) of affiliates	578	(342)
Realized gain on investments	379	227
Realized and unrealized gain (loss) on marketable securities	139	(245)
Interest income	2,156	985
Leisure-time income	1,492	1,146
Gain from change in ownership interest at a subsidiary	342	–
Other income	376	–

Total revenues	282,633	1,771

EXPENSES:
Chemical expense - cost of goods sold	259,142	–
Real estate expenses	387	125
Loss from impairment of investments & real estate		484
Interest expense	14,931	4,121
Translation loss (gain)	25,381	(460)
Marketing expense	6,105	–
Other (mainly general and administrative)	18,307	4,360

Total expenses	324,253	8,630

Loss before income taxes	(41,620)	(6,859)
Provision for income taxes	(1,081)	896

Loss after income taxes	(40,539)	(7,755)
Minority interests in losses (profits) of subsidiaries, net	(12,894)	41

Loss from continuing operations	(27,645)	(7,796)
Discontinued operation:
Loss from operation of discontinued, net of tax	–	(416)

	–	(416)

Net loss for the period	(27,645)	(8,212)

Basic and diluted EPS:
Loss from continuing operations	(0.48)	(0.16)
Discontinued operations	–	(0.01)

	$(0.48)	$(0.17)

Shares used in EPS calculation (in thousands)	57,722	47,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2008	2007

(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$151,559	$–
Equity of affiliates	(7)	(325)
Realized gains (losses) on investments	(33)	190
Realized and unrealized gains (losses) on marketable securities	39	(246)
Interest income	1,508	539
Leisure-time income	766	524
Other income	72	–

Total revenues	153,904	682

EXPENSES:
Chemical expense - cost of goods sold	140,044	–
Real estate expenses	188	42
Interest expense	10,506	2,277
Translation loss (gain)	12,158	(1,466)
Marketing expense	3,008	–
Loss from change in ownership interest at a subsidiary	148	–
Other (mainly general and administrative)	10,412	2,391

Total expenses	176,464	3,244

Loss before income taxes	(22,560)	(2,562)
Provision for income taxes	(254)	873

Loss after income taxes (tax benefits)	(22,306)	(3,435)
Minority interests in profits of subsidiaries, net	(4,936)	(6)

Loss from continuing operations	(17,370)	(3,429)
Discontinued operation:
Loss from operation of discontinued, net of tax	–	266

	–	266

Net Loss for the period	(17,370)	(3,163)

Basic and diluted EPS:
Loss from continuing operations	(0.30)	(0.07)
Discontinued operations	–	0.01

	$(0.30)	$(0.06)

Shares used in calculation (in thousands)	57,742	49,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2008	2007

(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(27,645)	$(8,212)
Adjustments to reconcile net (income) loss for the period to net cash from operating activities:
Equity in loss (earnings) of affiliates	(578)	342
Realized and unrealized loss (gain) on investments, net	(518)	18
Depreciation and amortization expense	5,794	947
Income from tenants deposits	–	(783)
Non cash stock based compensation	418	367
Gain from change in owner ship of subsidiary	(342)	–
Loss from impairment of investment	–	484
Translation loss (gain)	25,381	(579)
Minority interests	(12,894)	(108)
Decrease (increase) in other assets	2,380	(1,306)
Increase (decrease) in accounts payable, accrued expenses and others	(961)	1,779
Investments made in trading securities	(79)	(9,484)
Proceeds from sale of trading securities	1,642	1,108
Dividends received from affiliates	3,140	63

Net cash used in operating activities	(4,262)	(15,364)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	2,353	1,999
Deposits, notes and loans receivable granted	(54,552)	–
Investments made in affiliates	(5,659)	(7,340)
Investments made in Gadot	(18,071)	–
Proceeds from sale of investments	604	5,035
Proceeds from sale of fixed asset	3,742	–
Capital improvements	(21,181)	(1,099)

Net cash used in investing activities	(92,764)	(1,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2008	2007

(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$25,841	$37,231
Notes and loans payable repaid	(2,930)	(26,587)
Contribution to partnership by minority	–	74
Proceeds from issuance of debentures	166,856	–
Deferred expense relating to issuance of debentures	(2,575)	–
Proceeds from exercise of stock option and warrants	290	5,033

Net cash provided by financing activities	187,482	15,751

Effect of exchange rate changes on cash and cash equivalents	1,734	(788)

Net increase (decrease) in cash and cash equivalents	92,190	(1,806)
Cash and cash equivalents at beginning of period	44,267	36,733

Cash and cash equivalents at end of period	$136,457	$34,927

Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of a convertible debenture in subsidiary	1,214	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

Unaudited

	Class A stock

	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	258,412
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2008:
Net Loss for the period				(27,645)			(27,645)
Unrealized gain from marketable securities					(96)		(96)
Foreign currency translation adjustments					13,736		13,736

Total comprehensive loss							(14,005)
Reissuance of 89,750 treasury stock for exercise of stock option				(159)		449	290
Compensation expense recognized under SFAS 123R			418				418

BALANCE AT JUNE 30, 2008	63,277	63,277	190,317	20,127	(1,181)	(27,425)	245,115

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

Unaudited

	Class A stock

	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2007:
Net income for the period						(8,212)			(8,212)
Foreign currency translation adjustments							756		756

Total comprehensive loss									(7,456)
Adjustment upon adoption of FIN 48						(2,000)			(2,000)
Change in deferred tax asset relating to adoption of FIN 48						2,000			2,000
Shares issued for investment made	8,603	8,603	(40,000)	31,397					–
Shares issued upon conversion of convertible note
Compensation expense recognized under SFAS 123R				366					366
Issuance of shares for exercise of Warrants	1,082	1,082		4,033	(82)				5,033

BALANCE AT JUNE 30, 2007	56,013	56,013	–	162,741	226	31,953	(16,303)	(27,874)	206,756

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Recently Issued Accounting Pronouncements

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in the process of evaluating the impact, if any, the adoption of SFAS 141R will have on the Company’s consolidated results of operations or financial position.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 will be effective for the Company commencing January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on the Company’s consolidated results of operations or financial position.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133) ““SFAS 161”) .SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards SAS No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

SFAS No. 142-3

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments that have original maturity dates of three months or less and are readily convertible into cash.

Cash equal to $2.7 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

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

On August 1, 2006, the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock from Merhav. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 4.6% investment in EMG was transferred to Ampal at carrying value, which also equals fair value. The cost of the investment was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company Class A Stock (based on the Company’s share price of $4.88 per share) that was accounted for at a fair value of $50.0 million. The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Global Market. As a result of this transaction, the Company beneficially owned 6.6% of the total outstanding shares of EMG. Through August 2008, the cost of the investment may be adjusted downward should Merhav sell any of its remaining shares of EMG to a third-party purchaser at a price per share lower than the price per share paid by the Company pursuant to the agreement. Additionally, pursuant to the agreement, the Company was granted an option for a period of up to two years to have the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

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

On August 22, 2006, EMG called for additional capital from all of its shareholders. As a result, the Company paid an additional $2.7 million in order to maintain its pro rata beneficial interest in EMG.

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

The cost of the additional investment was approximately $128.3 million, of which approximately $68.3 million was paid in cash, approximately $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, was payable in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on September 20, 2007. Ampal could have pre-paid the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that could have been issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholders vote on February 7, 2007) the Company, as of December 31, 2006, classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006 and recognized the approximately $40 million with shareholders’ equity as “Receipt on account of unallocated shares”.

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

On November 29, 2007, Ampal and Israel Infrastracture Fund (“IIF”), leading a group of institutional investors (the “Investors”), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav., which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav ‘s operations, Merhav would be treated as an investment company under GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders’ agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal or by IIF. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

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

Gadot and its group of companies are an Israeli chemical distribution organization. Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to the local industry.

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

U.S. Dollars in thousands

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

On June 3, 2008, Ampal completed its acquisition of an additional 14.98% of the ownership (14.71% on a fully diluted basis) of Gadot. The total consideration, including direct transaction expenses, was $17.7 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $11.4 million.

The acquisition was accounted for by the purchase method. The results of operations of Gadot were included in the consolidated financial statements of Ampal commencing May 31, 2008. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed, based on a preliminary appraisal performed by management, which included a number of factors, including the assistance of independent appraisers.

The identified tangible and intangible assets acquired amounted to approximately $3.9 million and $3.9 million, respectively. The main assets included are ships and tankers and option to purchase and lease ships, of approximately $2.6 million and $2.6 million, respectively, to be amortized over an estimated useful life of 12 and 5 year respectively.

7.	Option Agreement for Sugarcane Ethanol Project in Colombia

On May 29, 2008, Ampal loaned Merhav $10 million in addition to the $10 million that were loaned on December 25, 2007, to fund the project in Colombia required for growing sugarcane and the construction of an ethanol production facility, pursuant to a promissory note, dated as of December 25, 2007, by Merhav in favor of Ampal (the “Promissory Note”). The loan bears interest at an annual rate equal to LIBOR plus 2.25%, and will be convertible into all or a portion of the equity interest purchased pursuant to the option.

8.	Fair value measurement

On September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, the Company is required to provide additional disclosures within its condensed consolidated financial statements.

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

The Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years after November 15, 2007. The Company did not elect to apply the fair value option available under SFAS 159 for any of its eligible instruments.

Financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2008 consisted of the following (in thousands):

Fair Value Measurements as at June 30, 2008 Using:

	Level 1	Level 2	Total

Trading securities	$6,110	$627	$6,737
Available for sale securities	16,815	-	16,815
Derivative Assets	-	*2,726	2,726

Total	22,925	3,353	26,278

Marketable securities that are classified in level 1 consist of available-for-sale and trading securities for which market prices are readily available, marketable securities that are classified in level 2 consist of trading securities for which there are quoted prices in active broker’s markets. The fair value of derivative assets are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

* Out of which approximately $ 2.7 million is attributable to the swap agreement.

9.	Segment information presented below, results primarily from operations in Israel.

SFAS 131 “Disclosure about Segments of an Enterprise and Related Information”establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

The chemical segment consists of the investment in Gadot, a 79.3%-owned subsidiary of Ampal, which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply and supplies natural gas to Israel through an underwater pipeline from Egypt to Israel.

The real estate rental segment previously consisted of operations of Am-Hal Ltd. (“Am-Hal”), a wholly-owned subsidiary which owns which operates a chain of senior citizen facilities located in Israel. On August 5, 2007, the Company sold all of its interest in Am-Hal .

The leisure-time segment consists of an affiliate Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary, each located in Israel.

The finance segment consists of all other activities which are not part of the above segments.

SIX MONTHS ENDED JUNE 30,	2008	2007
(Dollars in thousands)

Revenues:
Chemicals	$277,513	$-
Finance	3,050	967
Leisure-time	1,492	1,146

	282,055	2,113
Equity	578	(342)

Total consolidated revenues	$282,633	$1,771

Pre-tax Operating Gain (loss):
Chemicals	$(2,337)	-
Finance	(39,847)	(6,629)
Leisure-time	(14)	112

	(42,198)	(6,517)
Equity	578	(342)

Total consolidated pretax gain (loss)	$(41,620)	$(6,859)

Total Assets:
Chemicals	$405,862	$-
Finance	608,029	338,498
Energy	361,323	265,680
Real Estate	-	75,664
Leisure-Time	4,359	3,745
Intercompany adjustments	(378,136)	(272,191)

Total consolidated assets	$1,001,437	$411,396

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pre-tax operating gain above exclude equity in earnings of affiliates.

10.	The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the periods ended June 30, 2008 and 2007 because such shares are anti-dilutive.

(Shares in thousands)	Six Months Ended June 30,
	2008	2007

Shares resulting from Options and Rights	2,341	2,164

11.	LEGAL PROCEEDINGS:

On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 12,269,000 ($3.66 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,172,000 ($1,085,000) if a final judgment against the Company will be given.

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

12.	SUBSEQUENT EVENTS

On July 22, 2008 Ampal commenced an offer in Israel to purchase all outstanding shares of common stock (“Gadot Shares”) and all outstanding convertible debentures of Gadot. The consummation of the offer to purchase the Gadot Shares is conditioned upon, among other things, (i) the tender of at least 15.72% of the outstanding Gadot Shares and (ii) the tender of a sufficient number of convertible debentures such that Gadot will not be a reporting issuer due to the convertible debentures. If the offers to purchase the Gadot Shares and convertible debentures are consummated, Ampal will hold at least 95% of the share capital of Gadot and will be able to require the remaining shareholders of Gadot to sell their shares to Ampal. The offer to purchase the Gadot Shares is for a price per Gadot Share of NIS 5.798 (approximately $1.673) and the offer to purchase the convertible debentures is for a purchase price per convertible debenture of NIS 1.642 (approximately $0.474). The offers will expire on August 6, 2008 at 17:30 Israel time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal – American Israel Corporation’s (“Ampal”, and collectively with its subsidiaries, the “Company”) consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“GAAP”) which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a summary of all of Ampal’s significant accounting policies.

No significant updates have occurred since our last annual report on form 10-K, except for a revenue recognition policy resulting from the recent acquisition of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”).

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

Recently Issued Accounting Pronouncements

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in the process of evaluating the impact, if any, the adoption of SFAS 141R will have on the Company’s consolidated results of operations or financial position.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 will be effective for the Company commencing January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on the Company’s consolidated results of operations or financial position.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133) ““SFAS 161”) .SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

SFAS No. 142-3

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Results of Operations

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past few months, both the prices and demand for chemicals have been volatile. The economic indicators from the United States and Europe have started to negatively influence demand. The economic slow down is already being felt in the construction sector, mainly in the United States, which had enjoyed significant growth in recent years. The construction sector is a large consumer of chemical products.

Chemical Carriers

In recent years, the increased demand for chemicals led to an increase in shipping demand in the chemical carrier sector. Fuelprices significantly impact the profitability of this segment in Gadot’s activity. The rapid increase in oil prices during the first six months of 2008 had a significant negative influence on the gross profit of Gadot. Any future reduction in oil prices may contribute positively to Gadot’s gross profit.

On April 29, 2008, Gadot announced that an agreement had been signed for the winding-up of Chem-Tankers C.V., a limited partnership registered in the Netherlands, which was engaged in the maritime shipping of chemicals in bulk (hereafter – the “Partnership”). The Partnership was established pursuant to an agreement signed on October 1, 2005 between Gadot Yam Chemical Shipping Ltd., a wholly owned and controlled subsidiary of Gadot, and a foreign company registered in Cyprus (hereafter – the “Partners”). The agreement sets forth the manner in which the Partnership will wind down, including provisions relating to the settling of accounts between the Partners, the distribution of the operating routes, the ships, and the fixed assets of the Partnership and the payment of winding-up expenses. Following the winding-up of the Partnership, the Company shall continue to operate the operating routes that it operated prior to the establishment of the Partnership in 2005, viz., the North Europe-Mediterranean Sea route and the North America-Mediterranean Sea route.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

The Company recorded a consolidated net loss of $27.6 million for the six months ended June 30, 2008 compared to a net loss of $8.2 million for the corresponding period in 2007. The increase in loss is primarily attributable to an increase in interest expense, translation loss and increase in the Israeli consumer price index for the six months ended June 30, 2008 as compared to the corresponding period in 2007. This increase in loss was partially offset by increase in gain from affiliates, other income and increase in realized gain from investments.

In the six months ended June 30, 2008, the Company included the results of operations of Gadot, which was purchased in two parts, on December 3, 2007 and June 3, 2008. Below is data from Gadot results of operations (in millions of dollar):

Chemical income	-	$277

Chemical expense	-	$259

Marketing expense	-	$6

Other expense (mainly general and administrative)	-	$11

Interest expense	-	$4

Net loss	-	$2

In the six months ended June 30, 2008, the Company recorded $6.1 million of marketing expense, as compared to recording no marketing expense in the corresponding period in 2007. These expenses are attributable to Gadot, whose results of operation was consolidated for the first time in 2008. Marketing expense is composed mainly of salary expenses.

In the six months ended June 30, 2008, the Company recorded a $18.3 million of other general and administrative expense, as compared to $4.4 million in the corresponding period in 2007. The increase is mainly due to consolidating Gadot for the first time in 2008.

In the six months ended June 30, 2008, the Company recorded a $12.9 million of Minority interests share in losses of subsidiaries, net, as compared to non in the corresponding period in 2007. These expenses are mainly attributable to Merhav Ampal Energy Holdings, LP. and to translation loss related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar of its borrowings.

In the six months ended June 30, 2008, the Company recorded a $14.9 million interest expense, as compared to a $4.1 million interest expense for the corresponding period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot in December 2007 and June 2008, issuance of the Company’s Series B debentures, increase in the Israeli consumer price index and the interest expense of Gadot which the Company included for the first time in 2008.

In the six months ended June 30, 2008, the Company recorded a $25.4 million translation loss, as compared to a $0.5 million translation gain for the corresponding period in 2007. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, increase of 12.8% in the six month ended June 30, 2008 as compare to a decrease of 0.6% for the corresponding period in 2007.

Equity in earnings of affiliates increased to a net gain of $0.6 million for the six months ended June 30, 2008, compared to a net loss of $0.3 thousand for the corresponding period in 2007. The increase is primarily attributable to the earnings from Gadot’s affiliates which were included for the first time in six months ended June 30, 2008.

In the six month period ended June 30, 2008, the Company recorded $0.3 million gain from issuance of shares by Gadot in 2007.

In the six month period ended June 30, 2008, the Company recorded $0.4 million of net realized gain on investments, compared to $0.2 million of net realized gain in the same period in 2007. The net gain recorded in 2008 was primarily attributable to the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies, Telecom Partners (“TP”) ($0.3 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) ($0.1 million gain).

On August 5, 2007, the Company completed the sale of Am-Hal Ltd (“Am-Hal”). Am-Hal was a wholly owned subsidiary which owned and operated a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for the six months ended June 30, 2007.

Results of operations analyzed by segments for six months ended June 30:

	2008	2007
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$277,513	$-
Finance	3,050	967
Leisure-time	1,492	1,146

	282,055	2,113
Equity in earnings (losses) of affiliates	578	(342)

Total	$282,633	$1,771

In the six months ended June 30, 2008, the Company recorded $282.6 million in revenue which was comprised of $277.5 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $3.1 million in the Finance segment, $1.5 million in the Leisure-Time segment and a $0.6 million gain in Equity in earnings of affiliates, as compared to $1.8 million for the same period in 2007, which was comprised of $1.0 million in the Finance segment, $1.1 million in the Leisure-time segment and a $0.3 million loss in Equity in earnings of affiliates. The increase in the Finance segment revenue is primarily related to the increase in realized and unrealized gains on marketable securities and interest income from deposits.

	2008	2007
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$279,850	$-
Finance	42,897	7,596
Leisure-time	1,506	1,034

Total	$324,253	$8,630

In the six months ended June 30, 2008, the Company recorded $324.3 million in expenses which was comprised of $279.9 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $42.9 million in the Finance segment and $1.5 million in the Leisure-time segment, as compared to $8.6 million expense for the same period in 2007 which was comprised of $7.6 million in the Finance segment and $1.0 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the $25.4 million translation loss which was recorded due to the change in the valuation of the New Israeli Shekel as compared to the U.S. dollar, increase in the Israeli consumer price index, the interest expense of Gadot which the Company included for the first time in 2008 and to the increase in interest expense relate to the notes payable which the company received to finance the purchase of Gadot in December 2007 and June 2008.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

The Company recorded a consolidated net loss of $17.4 million for the three months ended June 30, 2008 compared to a net loss of $3.2million for the same period in 2007. The increase in loss is primarily attributable to an increase in interest expense, translation loss and increase in Israeli consumer price index for the three months ended June 30, 2008 as compared to the same period in 2007. This increase in loss was partially offset by increase in gain from affiliates, other income and increase in realized gain from investments.

In the three months ended June 30, 2008 the Company included the results of operations from Gadot, which was purchased in two parts, on December 3, 2007 and June 3, 2008. Below is data of Gadot results of operations (in millions of dollar):

Chemical income	-	$151

Chemical expense	-	$140

Marketing expense	-	$3

Other expense (mainly general and administrative)	-	$6

Interest expense	-	$3

Net income	-	$0.6

In the three months ended June 30, 2008, the Company recorded a $3.0 million of marketing expense, as compared to recording no marketing expense in the corresponding period in 2007. These expenses are attributable to Gadot, whose results of operation was consolidated for the first time in 2008. Marketing expense is composed mainly of salary expenses.

In the three months ended June 30, 2008, the Company recorded a $10.4 million of other general and administrative expense, as compared to $2.4 million in the corresponding period in 2007. The increase is mainly due to consolidating Gadot for the first time in 2008.

In the three months ended June 30, 2008, the Company recorded a $4.9 million of Minority interests share in losses of subsidiaries, net, as compared to none in the corresponding period in 2007. These expenses are mainly attributable to Merhav Ampal Energy Holdings, LP. and to translation loss related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar of its borrowings.

In the three months ended June 30, 2008, the Company recorded a $10.5 million interest expense, as compared to a $2.3 million interest expense for the same period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot in December 2007 and June 2008, issuance of the Company’s Series B debentures, increase in the Israeli consumer price index and the interest expense of Gadot, which the Company included for the first time in 2008.

In the three months ended June 30, 2008, the Company recorded a $12.2 million translation loss, as compared to a $1.5 million translation gain for the same period in 2007. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, increase of 5.7% in the three months ended June 30, 2008 as compared to a decrease of 2.3% for the corresponding period in 2007.

In the three months ended June 30, 2008, the Company did not record equity in earnings of affiliates, compared to a net loss of $0.3 million for the same period in 2007. The gain is primarily attributable to the earnings from Gadot’s affiliates which were included for the first time in 2008.

In the three months ended June 30, 2008, the Company didn’t record any realized gain on investments, compared to $0.2 million of net realized gain in the same period in 2007.

On August 5, 2007, the Company completed the sale of Am-Hal. Am-Hal was a wholly owned subsidiary which owned and operated a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for the three months ended June 30, 2007.

Results of operations analyzed by segments for three months ended June 30:

	2008	2007
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$151,410	$-
Finance	1,735	483
Leisure-time	766	524

	153,911	1,007
Equity in losses of affiliates	(7)	(325)

Total	$153,904	$682

In the three months ended June 30, 2008, the Company recorded $153.9 million in revenue which was comprised of $151.4 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $1.7 million in the Finance segment and $0.8 million in the Leisure-time segment and, as compared to $0.7 million for the corresponding period in 2007, which was comprised of $0.5 million in the Finance segment, $0.5 million in the Leisure-time segment and $0.3 million loss in equity in earnings of affiliates. The increase in the Finance segment revenue is primarily related to the increase in realized and unrealized gains on marketable securities.

	2008	2007
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$151,530	$-
Finance	24,006	2,721
Leisure-time	928	523

Total	$176,464	$3,244

In the three months ended June 30, 2008, the Company recorded $176.5 million in expenses which was comprised of $151.5 million in the Chemicals segment, due to the acquisition of Gadot in December 2007, $24.0 million in the Finance segment and $0.9 million in the Leisure-time segment, as compared to $3.2 million expense for the same period in 2007 which was comprised of $2.7 million in the Finance segment and $0.5 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the $12.2 million translation loss which was recorded due to the change in the valuation of the New Israeli Shekel as compared to the U.S. dollar, increase in the Israeli consumer price index and the interest expense of Gadot, which the Company included for the first time in 2008, and to the increase in interest expense related to the notes payable which the company received to finance the purchase of Gadot in December 2007.

Liquidity and Capital Resources

        Cash Flows

On June 30, 2008, cash, cash equivalents and marketable securities were $160.0 million, as compared with $66.7 million at December 31, 2007. The increase is attributable to the issuance of the Company’s Series B debentures and partly offset by purchasing an additional 15% of Gadot.

As of June 30, 2008, the Company had $23.6 million of marketable securities as compared to $22.5 million in 2007.

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

In addition, Ampal’s interest in Gadot has been pledged and cash equal to $2.7 million has been placed as a compensating balance for various loans provided to the Company.

        Cash flows from operating activities

Net cash used in operating activities totaled approximately $4.3 million for the six months ended June 30, 2008, compared to approximately $15.4 million U.S. Dollar in operating activities for the corresponding period in 2007. The decrease in cash used is primarily attributable to the dividend received from affiliates in the six months ended June 30, 2008, and the decrease in the investments made in trading securities.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $92.8 million for the six months ended June 30, 2008, compared to approximately $1.4 million used in investing activities for the corresponding period in 2007. The increase in cash used in investing activities is primarily attributable to the payment for ships purchased by Gadot and to the additional investment in Gadot and Bay Heart.

        Cash flows from financing activities

Net cash provided by financing activities was approximately $187.5 million for the six months ended June 30, 2008, compared to approximately $15.8 million of net cash provided by financing activities for the corresponding period in 2007. The increase in cash provided is primarily attributable to the issuance of the Company’s Series B debentures.

In the six months ended June 30, 2008, the Company received $25.8 million notes payable and paid down its existing notes payable in the amount of $2.9 million, as compared to receiving approximately $37.2 million of net notes payable and paying down $26.6 million notes payable for the corresponding period in 2007.

The Company received $0.3 million from exercise of stock options for the six months ended June 30, 2008, as compared to receiving $5 million for the corresponding period in 2007.

Investments

In the six months ended June 30, 2008, the Company made an additional investment in the form of a $4.6 million loan to Bay Heart.

In the six months ended June 30, 2008, the Company disposed of the following investments:

On March 2008, the Company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of TP.

On February 29, 2008, the Company sold certain assets of FIMI for $0.1 million.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2008-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. (“UBI”) and Israel Discount Bank Ltd (“IDB”). As of June 30, 2008, the outstanding indebtedness under these bank loans totaled $112.5 million and the loans mature through 2008-2019.

On April 6, 2008, the Company entered into a trust agreement with Clal Finance Trustees 2007 Ltd. pursuant to which the Company issued notes (Series B) for trading on the Tel Aviv Stock Exchange (the “TASE”) pursuant to a prospectus published with the Israel Securities Authority in the principal aggregate amount of NIS 577,823,000 (approximately $165.7 million) with an interest rate of 6.6%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually.

The following additional terms apply to the notes:

—	Ampal may issue additional notes without limitation.

—	Ampal has a four year grace period for making principal payments on the notes, which payments will not begin until 2012.

—	The notes are partially secured by a cash deposit in a bank account in the name of the trustee in an amount equal to four years of interest payments on the debentures, such deposit to be returned to the Company in eight installments beginning on the first interest payment date and continuing on each subsequent interest payment date thereafter.

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 between Merhav Ampal Energy, Ltd. (“MAE”) and IDB, for approximately $60.7 million which amount was increased on June 3, 2008, on the same terms and conditions, by approximately $11.3 million (the “credit Facility”). The Credit Facility is divided into two equal loans of approximately $36.0 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of June 30, 2008, the Company has a $14.5 million loan with UBI, an $8.3 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $6.2 million bearing interest at rates between 4.3% and 4.8% to be repaid until 2009.

As of June 30, 2008, the Company has a $22.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of June 30, 2008, the Company is in compliance with its debt covenants.

As of June 30, 2008, the Company has a $109.3 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties, but with a minimum term of one year.

A short term loan from Bank Hapoalim in the amount of $3.5 million bears interest of 7.1% and is to be repaid by December 31, 2008.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of June 30, 2008, the outstanding debt under the notes amounts to $78.7 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10,207,000 with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of June 30, 2008, the outstanding amount of the deposit was $6.4 million. Prior to the issuance of the debentures, Midroog Ltd., an affiliate of Moody’s Investors Service, rated the debentures as A3, which rating was raised to A2 in March 2008.

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

As of June 30, 2008, Gadot had $0.2 million outstanding under its convertible debentures. Gadot’s debentures were listed on the TASE in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable in two equal annual installments on December 5, 2008 and 2009. The debentures are convertible into ordinary shares of Gadot, commencing from the date they were listed on the TASE until December 5, 2009.

As of June 30, 2008, Gadot had $16.6 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of June 30, 2008, Gadot has short term loans payable in the amount of $110 million and long term loans payable in the amount of $42.5 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 5.73% to 6.09%. The various long term loans payable are either unlinked, linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 4.82% to 6.9%.

The weighted average interest rates and the balances of these short-term borrowings at June 30, 2008 and December 31, 2007 were 5.3% on $154.2 million and 6.3% on $136.6 million, respectively.

As of June 30, 2008, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $24.9 million. These include:

1.	A $5.9 million guarantee on indebtedness incurred by Bay Heart in connection with the development of the property. Bay Heart recorded losses in 2008 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $1.3 million guarantee to Galha (1960) Ltd. (“Galha”) if a final judgment is entered against the Company in the Tel Aviv District Court.

3.	A $17.7 million guarantee of Gadot for outstanding loans.

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

As of June 30, 2008, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $3.9 million, contracts to purchase Euros and sell Pounds in the amount of $0.3 million and contracts to sell U.S. Dollars and buy Euros in the amount of $1.3 million.

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

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2008, and are sensitive to the above market risks.

During the six months ended June 30, 2008, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2007.

Interest Rate Risks

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index.

As of June 30, 2008, the value of the currency swap resulted in a $2.7 million increase in other assets and a corresponding decrease in interest expense.

As of June 30, 2008, the Company had financial assets totaling $206.5 million and financial liabilities totaling $643.5 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2008, the Company did not have fixed rate financial assets and had variable rate financial assets of $192.5 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of June 30, 2008, the Company had fixed rate debt of $398.3 million and variable rate debt of $245.2 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $1.5 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $1.0 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of June 30, 2008, the Company had open foreign exchange forward contracts to purchase U.S. Dollars and sell Euros in the amount of $3.9 million, contracts to purchase Euros and sell Pounds in the amount of $0.3 million and contracts to sell U.S. Dollars and buy Euros in the amount of $1.3 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $2.2 million, and regarding the statements of operations, a ten percent devaluation of the U.S. Dollar exchange rate would result in a net increase in earnings and cash flows of $25.6 million, and a ten percent devaluation of the Euro exchange rate would result in a net increase in earnings and cash flows of $1.4 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of June 30, 2008, the value of the currency swap resulted in a $2.7 million increase in other assets and a corresponding decrease in interest expense.

Equity Price Risk

The Company’s investments at June 30, 2008 included trading marketable securities which are recorded at a fair value of $6.7 million, including a net unrealized gain of $1.1 million, and $16.8 million of trading securities that are classified as available for sale, including a net unrealized loss of $0.8 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $2.4 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

On January 1, 2002, Galha filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 12,269,000 ($3.66 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,172,000 ($1,085,000) if a final judgment against the Company will be given.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

4.a	English Translation of the original Hebrew language Trust Deed dated, April 6, 2008, between Ampal American Israel Corporation and Clal Financial Trusts 2007 Ltd., and its amendments (Filed as exhibit 4.a to Form 10-Q, for the quarter ended March 31, 2008, and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Zahi Ben-Atav —————————————— Zahi Ben-Atav VP Accounting and Controller (Principal Accounting Officer)

Date: August 5, 2008

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

4.a	English Translation of the original Hebrew language Trust Deed, dated April 6, 2008, between Ampal American Israel Corporation and Clal Financial Trusts 2007 Ltd., and its amendments (Filed as exhibit 4.a to Form 10-Q, for the quarter ended March 31, 2008, and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.